Form 10-Q
period 2014-06-30
Investar Holding Corp
filed 2014-08-14
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-36522

Investar Holding Corporation

(Exact name of registrant as specified in its charter)

Louisiana	27-1560715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7244 Perkins Road, Baton Rouge, Louisiana 70808

(Address of principal executive offices, including zip code)

(225) 227-2222

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 7,229,924 shares outstanding as of August 8, 2014.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q, or in other documents that Investar Holding Corporation (the “Company”) files with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and similar expressions or the negative version of those words are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. The Company’s forward-looking statements are based on assumptions and estimates that management believes to be reasonable in light of the information available at the time such statements are made. However, many of the matters addressed by these statements are inherently uncertain and could be affected by many factors beyond management’s control. Factors that could have a material effect on the Company’s business, financial condition, results of operations and future growth prospects can be found in the Risk Factors section of the Registration Statement on Form S-1 that the Company originally filed with the SEC on May 16, 2014 (and subsequently amended) and Part II, Item 1A. – Risk Factors, of this Quarterly Report on Form 10-Q. Additional risk factors may also be described in reports that the Company files from time to time with the SEC.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on any forward-looking statement as a prediction of future events. We expressly disclaim any obligation or undertaking to update our forward-looking statements, and we do not intend to release publicly any updates or changes in our expectations concerning the forward-looking statements or any changes in events, conditions or circumstances upon which any forward-looking statement may be based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$12,872	$10,549
Interest bearing balances due from other banks	1,777	17,154
Federal funds sold	500	500

Cash and cash equivalents	15,149	28,203

Available for sale securities at fair value (amortized cost of $65,286 and $56,733, respectively)	65,528	56,173
Held to maturity securities at amortized cost (estimated fair value of $13,707 and $5,986, respectively)	14,015	6,579
Loans held for sale	32,131	5,029
Loans, net of allowance for loan losses of $3,882 and $3,380, respectively	560,093	500,715
Other equity securities	3,409	2,020
Bank premises and equipment, net	27,679	24,680
Real estate owned, net	3,423	3,515
Accrued interest receivable	1,921	1,835
Prepaid FDIC/OFI assessment	99	—
Deferred tax asset	709	1,205
Goodwill	2,684	2,684
Other assets	2,230	2,308

Total assets	$729,070	$634,946

LIABILITIES
Deposits:
Noninterest bearing	$69,804	$72,795
Interest bearing	508,863	459,811

Total deposits	578,667	532,606
Advances from Federal Home Loan Bank	68,409	30,818
Repurchase agreements	11,425	10,203
Notes payable	8,609	3,609
Accrued interest payable	289	285
Accrued taxes and other liabilities	3,731	1,942

Total liabilities	671,130	579,463

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 3,945,753 and 3,945,114 shares issued and outstanding, respectively	3,945	3,943
Treasury Stock	(4)	—
Surplus	45,363	45,281
Retained earnings	8,458	6,609
Accumulated other comprehensive income (loss)	178	(350)

Total stockholders’ equity	57,940	55,483

Total liabilities and stockholders’ equity	$729,070	$634,946

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$7,119	$5,391	$13,794	$9,317
Interest on investment securities:
Taxable interest income	188	66	379	141
Exempt from federal income taxes	90	90	171	167
Other interest income	10	6	20	11

Total interest income	7,407	5,553	14,364	9,636

INTEREST EXPENSE
Interest on deposits	1,050	780	2,053	1,422
Interest on borrowings	108	56	194	104

Total interest expense	1,158	836	2,247	1,526

Net interest income	6,249	4,717	12,117	8,110

Provision for loan losses	448	143	693	232

Net interest income after provision for loan losses	5,801	4,574	11,424	7,878

NONINTEREST INCOME
Service charges on deposit accounts	73	58	136	86
Gain on sale of investment securities, net	48	47	165	309
Net (loss) gain on sales of ORE	(5)	91	(7)	91
Gain on sale of loans	546	52	720	52
Bargain purchase gain	—	906	—	906
Fee income on mortgage loans held for sale, net	574	921	1,100	1,732
Other operating income	273	118	462	186

Total noninterest income	1,509	2,193	2,576	3,362

Income before noninterest expense	7,310	6,767	14,000	11,240

NONINTEREST EXPENSE
Salaries and employee benefits	3,491	2,860	6,962	5,111
Net occupancy expense and equipment expense	577	450	1,162	810
Bank shares tax	82	55	160	101
FDIC and OFI assessments	119	79	233	144
Legal fees	40	77	48	92
Data processing	308	215	586	402
Advertising	71	71	147	148
Stationery and supplies	44	62	92	101
Software amortization and expense	122	95	228	162
Professional fees	159	100	210	166
Telephone expense	46	34	92	59
Business entertainment	39	16	65	33
Other operating expenses	631	501	1,131	859

Total noninterest expense	5,729	4,615	11,116	8,188

Income before income tax expense	1,581	2,152	2,884	3,052
Income tax expense	514	455	938	736

Net income	$1,067	$1,697	$1,946	$2,316

EARNINGS PER SHARE
Basic earnings per share	$0.27	$0.47	$0.50	$0.68

Diluted earnings per share	$0.26	$0.44	$0.47	$0.64

Cash dividends declared per common share	$0.01	$0.01	$0.02	$0.02

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$1,067	$1,697	$1,946	$2,316
Other comprehensive income (loss):
Reclassification of realized gains, net of tax of $16, $16, $56 and $105, respectively	32	31	108	204
Unrealized gains (losses), available for sale, net of tax of $114, ($212), $137 and ($344), respectively	334	(624)	402	(1,012)
Unrealized gains, transfer from available for sale to held to maturity, net of tax of $6, $8, $6 and $8, respectively	18	23	18	23

Total other comprehensive income (loss)	384	(570)	528	(785)

Total comprehensive income	$1,451	$1,127	$2,474	$1,531

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2012	$3,208	$—	$36,060	$3,620	$665	$43,553
Proceeds from sale of stock	382	—	4,957	—	—	5,339
Common stock issued for acquisition, 320,774 shares	320	—	4,170	—	—	4,490
Stock issuance cost	—	—	(23)	—	—	(23)
Dividends declared – $0.05 per share	—	—	—	(179)	—	(179)
Stock based compensation	33	—	117	—	—	150
Net income	—	—	—	3,168	—	3,168
Other comprehensive loss, net	—	—	—	—	(1,015)	(1,015)

Balance, December 31, 2013	$3,943	$—	$45,281	$6,609	$(350)	$55,483
Surrendered shares	—	(4)	—	—	—	(4)
Dividends declared – $0.01 per share	—	—	—	(97)	—	(97)
Stock based compensation	2	—	82	—	—	84
Net income	—	—	—	1,946	—	1,946
Other comprehensive income, net	—	—	—	—	528	528

Balance, June 30, 2014 (Unaudited)	$3,945	$(4)	$45,363	$8,458	$178	$57,940

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,946	$2,316
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	693	232
Amortization of purchase accounting adjustments	(164)	(234)
Writedowns of real estate owned	26	18
Depreciation and amortization	610	396
Net amortization of securities	509	384
Bargain purchase gain	—	(906)
Gain on sale of securities	(165)	(309)
Loans held for sale:
Originations	(81,448)	(59,994)
Proceeds from sales	55,446	65,336
Fee income on mortgage loans held for sale, net	(1,100)	(1,732)
Gain on sale of loans	(720)	(52)
Loss (gain) on disposition of real estate owned	7	(91)
Stock dividends	(3)	(2)
Stock-based compensation	84	41
Net change in:
Accrued interest receivable	(86)	(208)
Prepaid OFI/FDIC assessment	(99)	211
Deferred taxes	90	677
Other assets	57	(444)
Accrued interest payable	4	8
Accrued taxes and other liabilities	1,917	(431)

Net cash (used in) provided by operating activities	(22,396)	5,216

Cash flows from investing activities:
Proceeds from maturities, calls and sales of investment securities available for sale	16,497	7,427
Funds invested in securities available for sale	(29,559)	(20,226)
Funds invested in securities held to maturity	(7,470)	—
Proceeds from principal paydowns and maturities of investment securities available for sale	4,172	3,406
Proceeds from principal paydowns and maturities of investment securities held to maturity	27	—
Proceeds from sale of loans	61,745	19,228
Proceeds from redemption of other equity securities	348	718
Purchase of other equity securities	(1,734)	(444)
Net increase in loans	(121,471)	(73,085)
Proceeds from sales of foreclosed assets	539	1,293
Purchases of premises, equipment and software	(3,609)	(4,107)
Cash received in acquisition	—	9,293

Net cash used in investing activities	(80,515)	(56,497)

Cash flows from financing activities:
Net increase in customer deposits	46,141	58,336
Net increase in repurchase agreements	1,222	1,571
Net increase (decrease) in short-term advances	37,201	(6,114)
Proceeds from long-term advances	6,000	2,700
Repayment of long-term advances	(610)	(5,942)
Cash dividends paid on common stock	(97)	(84)
Proceeds from sales of common stock	—	4,996
Stock issuance cost	—	(21)

Net cash provided by financing activities	89,857	55,442

Net (decrease) increase in cash and cash equivalents	(13,054)	4,161
Cash and cash equivalents, beginning of period	28,203	4,641

Cash and cash equivalents, end of period	$15,149	$8,802

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, including the notes thereto, which were included as part of the Company’s Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on May 16, 2014, and subsequently amended.

Nature of Operations

Investar Holding Corporation, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank (the “Bank”), a Louisiana-chartered bank. The Company’s primary market is South Louisiana. The Company currently operates 11 full service banking offices located throughout its market and had 165 employees at June 30, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material. Material estimates that are susceptible to a significant change in the near term are the allowance for loan losses, the fair value of financial instruments and the determination of other-than-temporary impairments of securities.

Concentrations of Credit Risk

The Company’s loan portfolio consists of the various types of loans described in Note 4, Loans. Real estate or other assets secure most loans. The majority of loans has been made to individuals and businesses in the Company’s market of South Louisiana. Customers are dependent on the condition of the local economy for their livelihoods and servicing their loan obligations. The Company does not have any significant concentrations in any one industry or individual customer.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

FASB ASC Subtopic 310-40 “Receivables – Troubled Debt Restructurings by Creditors” Update No. 2014-04. The Financial Accounting Standards Board (the “FASB”) issued Update No. 2014-04 in January 2014. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in the update should be applied prospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

FASB ASC Topic 606 “Revenue from Contracts with Customers” Update No. 2014-09. The FASB issued Update No. 2014-09 in May 2014 to address the previous revenue recognition requirements in GAAP that differ from those in International Financial Reporting Standards (“IFRS”). Accordingly, the FASB and the International Accounting Standards Board (“IASB”) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and IFRS. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the standard is effective for annual and interim periods beginning after December 15, 2016, and calendar year-end public entities will apply it in the quarter that ends March 31, 2017. Early adoption is not permitted. We are currently assessing the potential impact of this amendment on our consolidated financial statements.

FASB ASC Topic 718 “Compensation – Stock Compensation” Update No. 2014 -12. The FASB issued Update No. 2014-12 in June 2014 to resolve the diverse accounting treatment of share-based payment awards that require, as a condition to vesting, achievement of a specific performance target after the requisite service period. Many reporting entities account for these performance targets as performance conditions that affect the vesting of the award and, therefore, do not reflect the performance target in the estimate of the grant-date fair value of the award, while other reporting entities treat those performance targets as nonvesting conditions that affect the grant-date fair value of the award. This amendment requires that these performance targets that affect vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 “Compensation - Stock Compensation” as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

FASB ASC Topic 860 “Transfers and Servicing” Update No. 2014-11. The FASB issued Update No. 2014-11 in June 2014 to respond to stakeholders’ concerns about current accounting and disclosures for repurchase agreements and similar transactions. The amendments in this Update require two accounting changes. Firstly, the amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Secondly, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

in this Update require disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. For those transactions outstanding at the reporting date, the transferor is required to disclose certain information by type of transaction. The amendments in this Update also require certain disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application for a public business entity is prohibited. For public business entities, the disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

NOTE 2. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2014 and 2013 (dollars in thousands, except share data):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income available to common shareholders	$1,067	$1,697	$1,946	$2,316
Weighted average number of common shares outstanding used in computation of basic earnings per common share	3,901,542	3,598,703	3,901,304	3,404,313
Effect of dilutive securities:
Restricted stock	44,493	19,223	44,272	18,894
Stock options	22,810	30,310	22,810	30,310
Stock warrants	193,498	193,498	193,498	193,571

Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	4,162,343	3,841,734	4,161,884	3,647,088

Basic earnings per share	$0.27	$0.47	$0.50	$0.68

Diluted earnings per share	$0.26	$0.44	$0.47	$0.64

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as available for sale are summarized as follows as of the dates presented (dollars in thousands):

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of other U.S. government agencies and corporations	$2,482	$30	$(25)	$2,487
Mortgage-backed securities	45,045	310	(76)	45,279
Obligations of state and political subdivisions	12,686	149	(123)	12,712
Corporate bonds	4,567	13	(15)	4,565
Equity mutual funds	506	—	(21)	485

Total	$65,286	$502	$(260)	$65,528

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of other U.S. government agencies and corporations	$2,227	$26	$(43)	$2,210
Mortgage-backed securities	34,478	204	(220)	34,462
Obligations of state and political subdivisions	14,581	14	(495)	14,100
Corporate bonds	4,941	13	(29)	4,925
Equity mutual funds	506	—	(30)	476

Total	$56,733	$257	$(817)	$56,173

The amortized cost and approximate fair value of investment securities classified as held to maturity are summarized as follows as of the dates presented (dollars in thousands):

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of other U.S. government agencies and corporations	$3,975	$—	$(194)	$3,781
Mortgage-backed securities	2,570	—	(114)	2,456
Obligations of state and political subdivisions	7,470	—	—	7,470

Total	$14,015	$—	$(308)	$13,707

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of other U.S. government agencies and corporations	$3,972	$—	$(380)	$3,592
Mortgage-backed securities	2,607	—	(213)	2,394

Total	$6,579	$—	$(593)	$5,986

The Company had no securities classified as trading as of June 30, 2014 or December 31, 2013.

The aggregate fair values and aggregate unrealized losses on securities whose fair values are below book values are summarized in the tables below. Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents, by type and number of securities, the age of gross unrealized losses and fair value by investment category for securities available for sale as of the dates presented (dollars in thousands):

June 30, 2014		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of other U.S. government agencies and corporations	3	$506	$(4)	$446	$(21)	$952	$(25)
Mortgage-backed securities	33	10,210	(42)	2,577	(34)	12,787	(76)
Obligations of state and political subdivisions	19	604	(2)	5,080	(121)	5,684	(123)
Corporate bonds	5	1,038	(12)	547	(3)	1,585	(15)
Equity mutual funds	1	485	(21)	—	—	485	(21)

Total	61	$12,843	$(81)	$8,650	$(179)	$21,493	$(260)

December 31, 2013		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of other U.S. government agencies and corporations	4	$1,337	$(43)	$—	$—	$1,337	$(43)
Mortgage-backed securities	47	18,764	(220)	—	—	18,764	(220)
Obligations of state and political subdivisions	49	11,818	(495)	—	—	11,818	(495)
Corporate bonds	7	2,820	(28)	298	(1)	3,118	(29)
Equity mutual funds	1	476	(30)	—	—	476	(30)

Total	108	$35,215	$(816)	$298	$(1)	$35,513	$(817)

The following table presents, by type and number of securities, the age of gross unrealized losses and fair value by investment category for securities held to maturity as of the dates presented (dollars in thousands):

June 30, 2014		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of other U.S. Government agencies and corporations	2	$—	$—	$3,781	$(194)	$3,781	$(194)
Mortgage-backed securities	3	—	—	2,456	(114)	2,456	(114)
Obligations of state and political subdivisions	1	—	—	7,470	—	7,470	—

Total	6	$—	$—	$13,707	$(308)	$13,707	$(308)

December 31, 2013		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of other U.S. Government agencies and corporations	2	$3,592	$(380)	$—	$—	$3,592	$(380)
Mortgage-backed securities	3	2,394	(213)	—	—	2,394	(213)

Total	5	$5,986	$(593)	$—	$—	$5,986	$(593)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The unrealized losses in the Bank’s investment portfolio, caused by interest rate increases, are not credit issues, and the Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. The Bank does not consider these securities to be other-than-temporarily impaired at June 30, 2014 or December 31, 2013.

Equity securities at June 30, 2014 and December 31, 2013 include Federal Home Loan Bank and First National Bankers Bankshares, Inc. stock. This stock is considered restricted stock as only banks that are members of the organization may acquire or redeem shares of such stock. The stock is redeemable at its face value; therefore, there are no gross unrealized gains or losses associated with this investment.

The Company invested $500,000 in an equity mutual fund known as the Community Reinvestment Act Qualified Investment Fund (ticker CRAIX) on May 11, 2012. The mutual fund is composed of taxable municipal bonds, money market funds, small business administration pools, corporate bonds, single family agency mortgage-backed securities, and multifamily agency mortgage-backed securities. This investment was made in accordance with the Company’s Community Reinvestment Act (“CRA”) action plan in order to receive CRA credit. At June 30, 2014, the approximate fair value of the investment in the fund was $485,000 with a loss of approximately $21,000, and at December 31, 2013, the investment’s approximate fair value was $476,000 with a loss of approximately $30,000.

The amortized cost and approximate fair value of investment debt securities, by contractual maturity (including mortgage-backed securities), are shown below as of the dates presented. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

June 30, 2014	Securities Available For Sale			Securities Held To Maturity
	Weighted Average T.E. Yield	Amortized Cost	Fair Value	Weighted Average T.E. Yield	Amortized Cost	Fair Value
Due within one year	1.21%	$102	$102	0.00%	$—	$—
Due after one year through five years	1.73%	1,739	1,748	0.00%	—	—
Due after five years through ten years	2.51%	12,723	12,825	0.00%	—	—
Due after ten years	2.38%	50,216	50,368	3.36%	14,015	13,707

Total debt securities		64,780	65,043		14,015	13,707
Total equity securities		506	485		—	—

		$65,286	$65,528		$14,015	$13,707

December 31, 2013	Securities Available For Sale			Securities Held To Maturity
	Weighted Average T.E. Yield	Amortized Cost	Fair Value	Weighted Average T.E. Yield	Amortized Cost	Fair Value
Due within one year	2.05%	$697	$702	0.00%	$—	$—
Due after one year through five years	1.38%	2,543	2,550	0.00%	—	—
Due after five years through ten years	2.69%	10,809	10,707	0.00%	—	—
Due after ten years	2.39%	42,178	41,738	2.26%	6,579	5,986

Total debt securities		56,227	55,697		6,579	5,986
Total equity securities		506	476		—	—

		$56,733	$56,173		$6,579	$5,986

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. LOANS

The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands):

	June 30, 2014	December 31, 2013
Mortgage loans on real estate:
Construction and development	$60,333	$63,170
1-4 Family	125,246	104,685
Multifamily	17,706	14,286
Farmland	2,282	830
Nonfarm, nonresidential	191,820	157,363
Commercial and industrial	34,778	32,665
Consumer	131,810	131,096

Total loans	$563,975	$504,095

The following table provides an analysis of the aging of loans as of the dates presented (dollars in thousands):

	June 30, 2014
	Past Due and Accruing			Non- accrual	Total Past Due & Non- accrual	Current	Total Loans
	30-59 days	60-89 days	90 or more days
Construction and development	$167	$—	$—	$455	$622	$59,711	$60,333
1-4 Family	377	—	—	392	769	124,477	125,246
Multifamily	—	—	—	—	—	17,706	17,706
Farmland	—	—	—	—	—	2,282	2,282
Nonfarm, nonresidential	—	—	—	119	119	191,701	191,820

Total real estate loans	544	—	—	966	1,510	395,877	397,387

Commercial and industrial	—	—	—	185	185	34,593	34,778
Consumer	70	126	—	159	355	131,455	131,810

Total	$614	$126	$—	$1,310	$2,050	$561,925	$563,975

	December 31, 2013
	Past Due and Accruing			Non- accrual	Total Past Due & Non- accrual	Current	Total Loans
	30-59 days	60-89 days	90 or more days
Construction and development	$62	$34	$—	$891	$987	$62,183	$63,170
1-4 Family	81	—	—	141	222	104,463	104,685
Multifamily	—	—	—	—	—	14,286	14,286
Farmland	—	—	—	—	—	830	830
Nonfarm, nonresidential	122	—	—	187	309	157,054	157,363

Total real estate loans	265	34	—	1,219	1,518	338,816	340,334

Commercial and industrial	—	—	—	119	119	32,546	32,665
Consumer	120	27	—	151	298	130,798	131,096

Total	$385	$61	$—	$1,489	$1,935	$502,160	$504,095

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On October 1, 2011, the Bank acquired South Louisiana Business Bank (“SLBB”), a full service commercial bank headquartered in Prairieville, Louisiana. On May 1, 2013, the Bank acquired First Community Bank (“FCB”), a full service commercial bank headquartered in Hammond, Louisiana.

Total loans at June 30, 2014 include approximately $53.9 million of loans acquired in the FCB and SLBB acquisitions that were recorded at fair value as of the acquisition dates. Included in the acquired loan balances at June 30, 2014 were approximately $0.5 million in loans 30-59 days outstanding and $0.9 million in nonaccrual loans. There were no acquired loans 60-89 or 90 or more days outstanding at June 30, 2014.

Total loans at December 31, 2013 include approximately $64.8 million of loans acquired in the FCB and SLBB acquisitions that were recorded at fair value as of the acquisition dates. Included in the acquired loan balances as December 31, 2013 were approximately $0.2 million in loans 30-59 days outstanding, $34,000 in loans 60-89 days outstanding, and $1.2 million in nonaccrual loans. There were no acquired loans 90 or more days outstanding at December 31, 2013.

Credit Quality Indicators

Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The following definitions are utilized for risk ratings, which are consistent with the definitions used in supervisory guidance:

Pass – Loans not meeting the criteria below are considered pass. These loans have the highest credit characteristics and financial strength. Borrowers possess characteristics that are highly profitable, with low to negligible leverage and demonstrate significant net worth and liquidity.

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss – Loans classified as loss are considered uncollectible and of such little value that their continuance as recorded assets is not warranted. This classification does not mean that the assets have absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off these assets.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a breakdown of the Company’s loan portfolio by credit quality indicators as of the dates presented (dollars in thousands):

	June 30, 2014
	Pass	Special Mention	Substandard	Total
Construction and development	$58,906	$348	$1,079	$60,333
1-4 Family	123,765	—	1,481	125,246
Multifamily	16,672	—	1,034	17,706
Farmland	2,282	—	—	2,282
Nonfarm, nonresidential	191,576	—	244	191,820

Total real estate loans	393,201	348	3,838	397,387

Commercial and industrial	34,585	—	193	34,778
Consumer	131,243	360	207	131,810

Total	$559,029	$708	$4,238	$563,975

	December 31, 2013
	Pass	Special Mention	Substandard	Total
Construction and development	$61,399	$362	$1,409	$63,170
1-4 Family	103,408	259	1,018	104,685
Multifamily	13,319	—	967	14,286
Farmland	830	—	—	830
Nonfarm, nonresidential	156,448	370	545	157,363

Total real estate loans	335,404	991	3,939	340,334

Commercial and industrial	32,538	5	122	32,665
Consumer	130,717	228	151	131,096

Total	$498,659	$1,224	$4,212	$504,095

The Company had no loans that were classified as doubtful or loss as of June 30, 2014 or December 31, 2013.

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $126.2 million and $59.8 million as of June 30, 2014 and December 31, 2013, respectively.

In the ordinary course of business, the Company makes loans to its executive officers, principal stockholders, directors and to companies in which these borrowers are principal owners. Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to approximately $13.4 million and $11.8 million as of June 30, 2014 and December 31, 2013, respectively. These loans are all current and performing according to the original terms. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company or the Bank and did not involve more than normal risk of collectability or present other unfavorable features.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate amount of loans to such related parties is as follows as of the dates presented (dollars in thousands):

	June 30, 2014	December 31, 2013
Balance, beginning of period	$11,781	$10,969
Acquired loans	—	159
New loans	2,191	3,179
Repayments	(543)	(2,526)

Balance, end of period	$13,429	$11,781

The Company elected to account for certain loans acquired in the FCB acquisition as acquired impaired loans under FASB Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments.

The following table presents the fair value of loans acquired with deteriorated credit quality as of the date of the FCB acquisition (dollars in thousands):

May 1, 2013
Contractually required principal and interest	$7,470
Nonaccretable difference	(2,102)

Cash flows expected to be collected	5,368
Accretable yield	(468)

Fair value of loans at acquisition	$4,900

Total loans acquired in the FCB acquisition included $72.6 million of performing loans not accounted for under ASC 310-30.

The following table presents changes in the carrying value, net of allowance for loan losses, of the acquired impaired loans for the periods presented (dollars in thousands):

Acquired Impaired
Carrying value, net at December 31, 2012	$—
Loans acquired	4,900
Accretion to interest income	150
Net transfers from (to) nonaccretable difference to (from) accretable yield	420
Payments received, net	(619)
Transfers to real estate owned	(819)

Carrying value, net at December 31, 2013	$4,032

Loans acquired	—
Accretion to interest income	84
Net transfers from (to) nonaccretable difference to (from) accretable yield	182
Payments received, net	(516)
Charge-offs	(30)
Transfers to real estate owned	(487)

Carrying value, net at June 30, 2014	$3,265

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accretable yield on acquired impaired loans at June 30, 2014 and December 31, 2013 is as follows (dollars in thousands):

Acquired Impaired
Balance, period ended December 31, 2012	$—
Net transfers from (to) nonaccretable difference to (from) accretable yield	420
Accretion	(150)

Balance, period ended December 31, 2013	$270
Net transfers from (to) nonaccretable difference to (from) accretable yield	182
Accretion	(84)

Balance, period ended June 30, 2014	$368

NOTE 5. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses is as follows as of the dates presented (dollars in thousands):

	June 30, 2014	December 31, 2013
Balance, beginning of period	$3,380	$2,722
Provision for loan losses	693	1,026
Loans charged-off	(218)	(389)
Recoveries	27	21

Balance, end of period	$3,882	$3,380

The following tables outline the changes in the allowance for loan losses by collateral type, the allowances for loans individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment as of and for the six months ended June 30, 2014 and the year ended December 31, 2013 (dollars in thousands):

	June 30, 2014
	Construction & Development	Farmland	1-4 Family	Multifamily	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$420	$4	$567	$101	$992	$397	$899	3,380
Charge-offs	—	—	(30)	—	(3)	(16)	(169)	(218)
Recoveries	1	—	1	—	—	—	25	27
Provision	46	7	141	19	429	(88)	139	693

Ending balance	$467	$11	$679	$120	$1,418	$293	$894	$3,882

Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	—	64	64
Ending allowance balance for loans collectively evaluated for impairment	$467	$11	$679	$120	$1,418	$293	$830	$3,818

Ending allowance balance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Loans receivable:
Balance of loans individually evaluated for impairment	$1,079	$—	$1,481	$1,034	$244	$193	$207	$4,238
Balance of loans collectively evaluated for impairment	59,254	2,282	123,765	16,672	191,576	34,585	131,603	559,737

Total period-end balance	$60,333	$2,282	$125,246	$17,706	$191,820	$34,778	$131,810	$563,975

Balance of loans acquired with deteriorated credit quality	$1,162	$—	$1,021	$1,034	$—	$—	$48	$3,265

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2013
	Construction & Development	Farmland	1-4 Family	Multifamily	Nonfarm, Nonresidential	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$276	$—	$415	$17	$977	$333	$704	2,722
Charge-offs	—	—	—	—	—	(118)	(271)	(389)
Recoveries	—	—	—	—	—	—	21	21
Provision	144	4	152	84	15	182	445	1,026

Ending balance	$420	$4	$567	$101	$992	$397	$899	$3,380

Ending allowance balance for loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$37	$37

Ending allowance balance for loans collectively evaluated for impairment	$420	$4	$567	$101	$992	$397	$862	$3,343
Ending allowance balance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Loans receivable:
Balance of loans individually evaluated for impairment	$1,409	$—	$1,018	$967	$545	$122	$151	$4,212
Balance of loans collectively evaluated for impairment	$61,761	$830	$103,667	$13,319	$156,818	$32,543	$130,945	$499,883

Total period-end balance	$63,170	$830	$104,685	$14,286	$157,363	$32,665	$131,096	$504,095

Balance of loans acquired with deteriorated credit quality	$1,477	$—	$996	$967	$545	$—	$47	$4,032

Impaired Loans

The Company considers a loan to be impaired when, based on current information and events, the Company determines that it will not be able to collect all amounts due according to the loan agreement, including scheduled interest payments. Determination of impairment is treated the same across all classes of loans. When the Company identifies a loan as impaired, it measures the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loans is the operation or liquidation of the collateral. In these cases when foreclosure is probable, the Company uses the current fair value of the collateral, less selling costs, instead of discounted cash flows. If the Company determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), the Company recognizes impairment through an allowance estimate or a charge-off to the allowance.

When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual, contractual interest is credited to interest income when received, under the cash basis method.

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable. The Company determined the specific allowance based on the present values of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling cost, was used to determine the specific allowance recorded.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Also presented in the tables below is the average recorded investment of the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. The average balances are calculated based on the month-end balances of the loans during the period reported (dollars in thousands).

	As of and for the six months ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$1,080	$1,079	$—	$1,091	$21
1-4 Family residential	1,488	1,481	—	1,470	30
Multifamily	1,041	1,034	—	1,012	31
Nonfarm, nonresidential	246	244	—	249	6

Total	3,855	3,838	—	3,822	88

Commercial and industrial	193	193	—	448	—
Consumer	78	77	—	81	4

Total	4,126	4,108	—	4,351	92

With related allowance recorded:
Consumer	130	130	64	137	—

Total	130	130	64	137	—

Total loans:
Construction and development	1,080	1,079	—	1,091	21
1-4 Family residential	1,488	1,481	—	1,470	30
Multifamily	1,041	1,034	—	1,012	31
Nonfarm, nonresidential	246	244	—	249	6

Total	3,855	3,838	—	3,822	88

Commercial and industrial	193	193	—	448	—
Consumer	208	207	64	218	4

Total	$4,256	$4,238	$64	$4,488	$92

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	As of and for the year ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$1,649	$1,409	$—	$1,425	$25
1-4 Family residential	1,040	1,018	—	1,025	45
Multifamily	969	967	—	910	671
Nonfarm, nonresidential	555	545	—	563	19

Total	4,213	3,939	—	3,923	760

Commercial & industrial	140	122	—	133	—
Consumer	21	18	—	76	2

Total	4,374	4,079	—	4,132	762

With related allowance recorded:
Consumer	136	133	37	138	5

Total	136	133	37	138	5

Total loans:
Construction and development	1,649	1,409	—	1,425	25
1-4 Family residential	1,040	1,018	—	1,025	45
Multifamily	969	967	—	910	671
Nonfarm, nonresidential	555	545	—	563	19

Total	4,213	3,939	—	3,923	760

Commercial and industrial	140	122	—	133	—
Consumer	157	151	37	214	7

Total	$4,510	$4,212	$37	$4,270	$767

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). The Company strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before such loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where the Company grants the borrower new terms that provide for a reduction of either interest or principal, the Company measures any impairment on the restructuring as previously noted for impaired loans.

Loans classified as TDRs, consisting of six credits, totaled approximately $881,000 at June 30, 2014 compared to four credits totaling approximately $815,000 at December 31, 2013. All of the Company’s TDRs were acquired from FCB. All six credits were considered TDRs due to modification of terms through adjustments to maturity, and all are currently performing in accordance with their modified terms.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the TDR pre- and post-modification outstanding recorded investments by loan categories as of the dates presented (dollars in thousands):

	June 30, 2014			December 31, 2013
Troubled debt restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Other Construction Loans	3	$473	$473	2	$454	$454
Commercial Real Estate: Non-owner occupied	1	358	358	1	358	358
Commercial & Industrial	1	2	2	1	3	3
Consumer	1	48	48	0	—	—

		$881	$881		$815	$815

NOTE 6. INCOME TAXES

The expense for income taxes and the effective tax rate included in the statement of operations is as follows for the periods presented (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income tax expense	$514	$455	$938	$736
Effective tax rate	32.5%	21.1%	32.5%	24.1%

The effective tax rates differ from the statutory tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and the bargain purchase gain recognized upon the acquisition of FCB in May 2013.

NOTE 7. FAIR VALUES OF FINANCIAL INSTRUMENTS

In accordance with FASB ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”), disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, is required. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Fair value is best determined based upon quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows, and the fair value estimates may not be realized in an immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Hierarchy

In accordance with ASC 820, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based on inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Investments and Mortgage-Backed Securities – Where quoted prices are available in an active market, the Company classifies the securities within level 1 of the valuation hierarchy. Securities are defined as both long and short positions. Level 1 securities include highly liquid government bonds and exchange-traded equities.

If quoted market prices are not available, the Company estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include Government Sponsored Enterprise obligations, corporate bonds, and other securities. Mortgage-backed securities are included in level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Company classifies those securities in level 3. Equity mutual funds are valued based on market quoted prices and are classified in level 1 as they are actively traded.

Cash and Due from Banks – For those short-term instruments, fair value is the carrying value.

Federal Funds Sold/Purchased and Securities Sold Under Repurchase Agreements – The fair value is the carrying value.

Loans – For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar instruments sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

loans (for example, commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using market interest rates for comparable loans. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Loans held for sale are measured using quoted market prices when available. If quoted market prices are not available, comparable market values or discounted cash flow analyses may be utilized. The Company classifies these assets in level 2.

Real Estate Owned – The fair values are estimated based on recent appraisal values of the property less costs to sell the property, as real estate owned is valued at the lower of cost or fair value of the property, less estimated costs to sell. Certain inputs used in appraisals are not always observable, and therefore real estate owned may be classified in level 3 within the fair value hierarchy. When inputs are observable, these assets are classified in level 2.

Accrued Interest – The carrying amounts of accrued interest approximate fair value.

Deposit Liabilities – The fair values disclosed for demand deposits (for example, interest and noninterest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings – The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on current market rates for similar types of borrowing arrangements.

Long-Term Borrowings – The fair values of long-term borrowings are estimated using discounted cash flows analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt would therefore be classified in level 3 within the fair value hierarchy.

Commitments – The fair value of commitments to extend credit was not significant.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below; there were no liabilities measured on a recurring basis at June 30, 2014 or December 31, 2013 (dollars in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Mortgage-backed securities	$45,279	$—	$45,279	$—
Obligations of other U.S. government agencies	2,487	—	2,487	—
Obligations of state and political subdivisions	12,712	—	12,712	—
Corporate bonds	4,565	—	4,565	—
Equity mutual funds	485	485	—	—

Total	$65,528	$485	$65,043	$—

December 31, 2013
Mortgage-backed securities	$34,462	$—	$34,462	$—
Obligations of other U.S. government agencies	2,210	—	2,210	—
Obligations of state and political subdivisions	14,100	—	14,100	—
Corporate bonds	4,925	—	4,925	—
Equity mutual funds	476	476	—	—

Total	$56,173	$476	$55,697	$—

Fair Value Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a non-recurring basis are summarized below; there were no liabilities measured on a non-recurring basis at June 30, 2014 or December 31, 2013 (dollars in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)
June 30, 2014
Loans held for sale	$32,131	$—	$32,131	$—
Impaired loans	4,174	—	4,174	—
Real estate owned	3,423	—	3,423	—

Total	$39,728	$—	$39,728	$—

December 31, 2013
Loans held for sale	$5,029	$—	$5,029	$—
Impaired loans	4,175	—	4,175	—
Real estate owned	3,515	—	3,515	—

Total	$12,719	$—	$12,719	$—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

	June 30, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$14,649	$14,649	$14,649	$—	$—
Federal funds sold	500	500	500	—	—
Investment securities	79,543	79,235	485	78,750	—
Other equity securities	3,409	3,409	—	3,409	—
Loans, net of allowance	592,224	596,919	—	—	596,919
Accrued interest receivable	1,921	1,921	1,921	—	—

Financial liabilities:
Deposits, noninterest-bearing	$69,804	$69,804	$—	$69,804	$—
Deposits, interest-bearing	508,863	507,095	—	—	507,095
FHLB short-term advances and repurchase agreements	11,425	11,425	—	11,425	—
FHLB long-term advances	68,409	68,499	—	—	68,499
Other borrowed funds-long term	8,609	8,609	—	—	8,609
Accrued interest payable	289	289	289	—	—

	December 31, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$27,703	$27,703	$27,703	$—	$—
Federal funds sold	500	500	500	—	—
Investment securities	62,752	62,159	476	61,683	—
Other equity securities	2,020	2,020	—	2,020	—
Loans, net of allowance	505,744	510,998	—	—	510,998
Accrued interest receivable	1,835	1,835	1,835	—	—

Financial liabilities:
Deposits, noninterest-bearing	$72,795	$72,795	$—	$72,795	$—
Deposits, interest-bearing	459,811	456,046	—	—	456,046
FHLB short-term advances and repurchase agreements	10,203	10,203	—	10,203	—
FHLB long-term advances	30,818	30,896	—	—	30,896
Other borrowed funds-long term	3,609	3,605	—	—	3,605
Accrued interest payable	285	285	285	—	—

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, which are not included in the accompanying financial statements.

Commitments to extend credit are agreements to lend money with fixed expiration dates or termination clauses. The Company applies the same credit standards used in the lending process when extending these commitments,

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and periodically reassesses the customer’s creditworthiness through ongoing credit reviews. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral is obtained based on the Company’s assessment of the transaction. Essentially all letters of credit issued have expiration dates within one year. At June 30, 2014 and December 31, 2013, the Company’s commitments to extend credit totaled approximately $50.9 million and $67.1 million, respectively.

The Company is required to maintain average reserves at the Federal Reserve Bank. There were approximately $6.8 million and $4.6 million in required reserves at June 30, 2014 and December 31, 2013, respectively.

NOTE 9. SUBSEQUENT EVENTS

On July 3, 2014, the Company completed an initial public offering (the “Offering”) of 2,875,000 shares of common stock at an initial offering price of $14.00 per share, which generated net proceeds of approximately $37.6 million after deducting underwriting discounts and commissions payable by the Company in connection with the Offering. On July 17, 2014, the underwriters exercised their option to purchase an additional 410,300 shares of Company common stock at the Offering price, less underwriting discounts and commissions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on the financial condition and results of operations of Investar Holding Corporation (the “Company,” “we,” “our,” or “us”) and its wholly-owned subsidiary, Investar Bank (the “Bank”). The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included herein, and the audited consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Conditions and Results of Operations in the Registration Statement on Form S-1 that the Company originally filed with the Securities and Exchange Commission (“SEC”) on May 16, 2014, and subsequently amended. As discussed in the Form S-1, in November 2013, the Company completed a share exchange with the Bank’s shareholders, resulting in the Bank becoming a wholly-owned subsidiary of the Company. Accordingly, references below to financial condition or results of operations or to events or circumstances relating to dates or time periods prior to the share exchange (even if “we,” “our,” or “us” is used) relate to the Bank alone, while references below to financial condition or results of operations or to events or circumstances relating to dates or time periods after the share exchange pertain to the Company and the Bank on a consolidated basis, unless the context explicitly dictates otherwise.

Overview

Our principal business is lending to and accepting deposits from individuals and small to medium-sized businesses. We generate our income principally from interest on loans and, to a lesser extent, our securities investments, as well as from fees charged in connection with our various loan and deposit services and gains on the sale of loans and securities. Our principal expenses are interest expense on interest-bearing customer deposits and borrowings, salaries, employee benefits, occupancy costs, data processing and operating expenses. We measure our performance through our net interest margin, return on average assets, and return on average equity, among other metrics, while maintaining appropriate regulatory leverage and risk-based capital ratios.

Discussion and Analysis of Financial Condition

Total assets were $729.1 million at June 30, 2014, an increase of 14.8% from total assets of $634.9 million at December 31, 2013.

Loans

General. Loans, excluding loans held for sale, constitute our most significant asset, comprising 77.3% and 79.4% of our total assets at June 30, 2014 and December 31, 2013, respectively. Loans, excluding loans held for sale, increased $59.9 million, or 11.9%, to $564.0 million at June 30, 2014 from $504.1 million at December 31, 2013 as a result of organic loan growth in our markets. The table below sets forth the balance of loans, excluding loans held for sale, outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	Percent of Total Loans	Amount	Percent of Total Loans
Mortgage loans on real estate:
Construction and development	$60,333	10.70%	$63,170	12.53%
1-4 Family	125,246	22.21	104,685	20.77
Multifamily	17,706	3.14	14,286	2.83
Farmland	2,282	0.40	830	0.17
Nonfarm, nonresidential	191,820	34.01	157,363	31.22
Commercial and industrial	34,778	6.17	32,665	6.48

Consumer installment loans:
Auto loans	127,384	22.59	126,704	25.13
Other consumer installment loans	4,426	0.78	4,392	0.87

Total loans	$563,975	100%	$504,095	100%

The following table sets forth loans outstanding at June 30, 2014, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less.

(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Mortgage loans on real estate:
Construction and development	$37,895	$17,816	$3,382	$1,240	$—	$60,333
1-4 Family	8,510	26,025	32,308	22,718	35,685	125,246
Multifamily	4,914	9,545	2,120	1,127	—	17,706
Farmland	54	—	744	1,484	—	2,282
Nonfarm, nonresidential	16,923	63,548	74,797	36,480	72	191,820
Commercial and industrial	10,920	13,662	7,531	2,665	—	34,778
Consumer installment loans:
Auto loans	1,036	47,771	78,252	325	—	127,384
Other consumer installment loans	352	3,164	885	25	—	4,426

Total loans	$80,604	$181,531	$200,019	$66,064	$35,757	$563,975

Loans held for sale. Loans held for sale increased $27.1 million, or 538.9%, to $32.1 million at June 30, 2014 from $5.0 million at December 31, 2013. The increase is primarily due to approximately $26.3 million of consumer loans (consisting of indirect auto loans) being classified as held for sale at June 30, 2014. No consumer loans were classified as held for sale at December 31, 2013. In the first six months of 2014, we originated $35.7 million in mortgage loans for sale, as compared to $52.1 million in mortgage loans for sale originated in the first six months of 2013.

During the latter half of 2013 and continuing into the second quarter of 2014, mortgage rates began to increase, resulting in a decline in originations. As these rates are expected to remain elevated in 2014 relative to their historic lows in the past two years, we do not expect significant growth in mortgage originations and anticipate that our originations of mortgage loans held for sale may continue to decline in the future.

One-to-four family mortgage loans not held in our portfolio are typically sold on a “best efforts” basis within 30 days after the loan is funded. This means that residential real estate originations are locked in at a contractual rate with a third party investor or directly with government sponsored agencies, and we are obligated to sell the mortgage only if it is closed and funded. As a result, the risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Although loan fees and some interest income are derived from mortgage loans held for sale, our largest source of income is gains from the sale of these loans in the secondary market.

We also sell pools of our auto loans in order to manage our concentration in auto loans as well as to generate liquidity. During the three and six months ended June 30, 2014, we recognized gains from the sales of auto loan pools of $0.5 million and $0.7 million, respectively. We did not begin selling auto loan pools until the second quarter of 2013 where we recognized a gain of $52,000.

Loan concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At each of June 30, 2014 and December 31, 2013, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities totaled $79.5 million at June 30, 2014, an increase of $16.8 million, or 26.8%, from $62.8 million at December 31, 2013. Our increase in investment securities at June 30, 2014 compared to December 31, 2013 was primarily due to our investment of cash not used in our lending activities into investment securities.

The securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities and municipal securities, although the Company also holds corporate bonds and equity mutual funds. The Asset Liability Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to the Company’s investment policy.

The following table shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio at the dates indicated (dollars in thousands):

	June 30, 2014		December 31, 2013
	Balance	Percent of Portfolio	Balance	Percent of Portfolio
Obligations of other U.S. government agencies and corporations	$6,462	8.12%	$6,182	9.85%
Mortgage-backed securities	47,849	60.16	37,069	59.07
Obligations of state and political subdivisions	20,182	25.37	14,100	22.47
Equity mutual funds	485	0.61	476	0.76
Corporate bonds	4,565	5.74	4,925	7.85

Total	$79,543	100.00%	$62,752	100.00%

The investment portfolio consists of available for sale and held to maturity securities. Held to maturity securities are stated at amortized cost. The carrying values of the Company’s available for sale securities are adjusted for unrealized gains or losses as valuation allowances, and any gains or losses are reported on an after-tax basis as a component of other comprehensive income. Any expected credit loss due to the inability to collect all amounts due according to the security’s contractual terms is recognized as a charge against earnings. Any remaining unrealized loss related to other factors would be recognized in other comprehensive income, net of taxes.

The following table sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio as of June 30, 2014 (dollars in thousands):

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of other U.S. government agencies and corporations	$—	—	$—	—	$—	—	$3,975	2.21%
Mortgage-backed securities	—	—	—	—	—	—	2,570	2.35%
Obligations of states and political subdivisions	—	—	—	—	—	—	7,470	4.33%
Available for sale:
Obligations of other U.S. government agencies and corporations	—	—	—	—	181	3.17%	2,301	1.88%
Mortgage-backed securities	—	—	—	—	3,110	1.96%	41,935	2.24%
Obligations of states and political subdivisions	102	1.21%	840	2.31%	5,765	3.23%	5,980	3.45%
Corporate bonds	—	—	899	1.18%	3,667	1.83%	—	—

	$102		$1,739		$12,723		$64,231

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities.

Premises and Equipment

Bank premises and equipment increased $3.0 million, or 12.1%, to $27.7 million at June 30, 2014 from $24.7 million at December 31, 2013. Our acquisition of a parcel of land in Lafayette, Louisiana for a potential future branch location and the construction of a new branch in Baton Rouge, Louisiana opened during the third quarter of 2014 are the primary reasons for this increase.

Deferred tax asset

At June 30, 2014, our deferred tax asset was $0.7 million compared to $1.2 million at December 31, 2013. The deferred tax asset is due to a net operating loss acquired in the FCB acquisition and the non-deductibility of the loan loss provision for tax purposes. The Company assesses the recoverability of its deferred tax asset quarterly, and the current and projected level of taxable income provides for the ultimate realization of the carrying value of its deferred tax asset.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
Noninterest-bearing demand deposits	$69,804	12.06%	$72,795	13.67%
NOW accounts	98,889	17.09	77,190	14.49
Money market deposit accounts	70,164	12.13	67,006	12.58
Savings accounts	52,431	9.06	52,177	9.80
Time deposits	287,379	49.66	263,438	49.46

Total deposits	$578,667	100.00%	$532,606	100.00%

Total deposits at June 30, 2014 were $578.7 million, an increase of $46.1 million, or 8.7%, from December 31, 2013. Total noninterest-bearing demand deposits at December 31, 2013 were slightly inflated by a $14.0 million short term deposit made by a commercial customer in late December 2013 that was fully withdrawn in January 2014. With respect to the remainder of our deposit growth, the increase in total deposits was driven primarily by an increase in NOW accounts of $21.7 million, or 28.1%, an increase of $11.0 million, or 18.7%, in noninterest-bearing demand deposits after adjusting for the $14.0 million short term deposit, and an increase in time deposits of $23.9 million, or 9.1%, from December 31, 2013. We believe our deposit cross sell strategy has resulted in both noninterest-bearing demand deposit and NOW account growth.

Our management is focused on growing and maintaining a stable source of funding, specifically core deposits, and allowing more costly deposits to mature, within the context of mitigating interest rate risk and maintaining our net interest margin and sufficient levels of liquidity. As we have grown, our deposit mix has evolved from a primary reliance on certificates of deposit, which are less relationship driven and less dependent on the convenience of branch locations than other types of deposit accounts. As our branch network has expanded and the reach of our relationship-driven approach to banking has grown, our mix of deposits has shifted and is relatively balanced between transactional accounts, such as checking, savings, money market and NOW accounts, and certificates of deposits.

The following table shows the maturity of certificates of deposit and other time deposits of $100,000 or more at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014		December 31, 2013
	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Time remaining until maturity:
Three months or less	$4,363	$233	$4,296	$134
Over three months through six months	7,427	112	5,123	102
Over six months through twelve months	6,687	—	6,456	396
Over one year through three years	6,948	235	9,435	302
Over three years	1,982	122	2,861	141

	$27,407	$702	$28,171	$1,075

Borrowings

Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), a line of credit with First National Bankers Bankshares, Inc. FNBB (“FNBB”), and junior subordinated debentures. Securities sold under agreements to repurchase increased $1.2 million to $11.4 million at June 30, 2014 from $10.2 million at December 31, 2013. Our advances from the FHLB were $68.4 million at June 30, 2014, an increase of $37.6 million, or 121.9%, from FHLB advances of $30.8 million at December 31, 2013. The increase in borrowings was used primarily to fund loan growth. The notes payable balance of $8.6 million at June 30, 2014 includes a $5.0 million draw on our line of credit with FNBB, which was repaid with the proceeds of our initial public offering, and the junior subordinated debentures that we assumed in connection with our acquisition of FCB. The notes payable balance at December 31, 2013 included only the junior subordinated debentures.

The average balances and cost of funds of short-term borrowings at June 30, 2014 and at December 31, 2013 are summarized as follows (dollars in thousands):

	Average Balances		Cost of Funds
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Federal funds purchased and other short-term borrowings	$12,936	$19	0.31%	0.76%
Securities sold under agreements to repurchase	11,217	7,608	0.54	0.15

Total short-term borrowings	$24,153	$7,627	0.42%	0.15%

Results of Operations

Performance Summary

Three months ended June 30, 2014 vs. three months ended June 30, 2013. For the three months ended June 30, 2014, net income was $1.1 million, or $0.27 per basic share and $0.26 per diluted share, compared to net income of $1.7 million, or $0.47 per basic share and $0.44 per diluted share, for the three months ended June 30, 2013. The decrease in our net income was due to a $0.9 million bargain purchase gain recorded in the second quarter of 2013 as part of the FCB acquisition. Return on average assets declined to 0.61% for the three months ended June 30, 2014 from 1.43% for three months ended June 30, 2013 primarily due to the $0.9 million bargain purchase gain recorded during the second quarter of 2013 as part of the FCB acquisition. Increases in our operational costs attributable to our de novo branch facilities also contributed to this decline. Return on average equity was 7.45% for the three months ended June 30, 2014 as compared to 13.41% for the three months ended June 30, 2013.

Six months ended June 30, 2014 vs. six months ended June 30, 2013. For the six months ended June 30, 2014, net income was $1.9 million, or $0.50 per basic share and $0.47 per diluted share, compared to net income of $2.3 million, or $0.68 per basic share and $0.64 per diluted share, for the six months ended June 30, 2013. The decrease in our net income was due to a $0.9 million bargain purchase gain recorded in the second quarter of 2013 as part of the FCB acquisition. Return on average assets declined to 0.58% for the six months ended June 30, 2014 from 1.09% for six months ended June 30, 2013 due to the same factors noted above with respect to the quarter over quarter comparison. Return on average equity was 6.89% for the six months ended June 30, 2014 as compared to 9.83% for the six months ended June 30, 2013.

Net Interest Income and Net Interest Margin

Net interest income, which is the largest component of our earnings, is the difference between interest earned on assets and the cost of interest-bearing liabilities. The primary factors affecting net interest income are the volume, yield and mix of our rate-sensitive assets and liabilities as well as the amount of our nonperforming loans and the interest rate environment.

The primary factors affecting net interest income and net interest margin are changes in interest rates, competition and the shape of the interest rate yield curve. The decline in interest rates since 2008 has put significant downward pressure on net interest margin over the past few years. Each rate reduction in interest rate indices and, in particular, the prime rate, rates paid on U.S. Treasury securities and the London Interbank Offering Rate, resulted in a reduction in the yield on our variable rate loans indexed to one of these indices. However, rates on our deposits and other interest-bearing liabilities did not decline proportionally. To offset the effects on our net interest income and net interest margin from the prevailing interest rate environment, we have continued to focus our interest-earning assets in loans and shift our interest-bearing liabilities from higher-costing deposits, like certificates of deposit, to noninterest-bearing and other lower cost deposits.

Three months ended June 30, 2014 vs. three months ended June 30, 2013. Net interest income increased 32.5% to $6.3 million for the three months ended June 30, 2014 from $4.7 million for the same period in 2013. Net interest margin was 3.85% for the three months ended June 30, 2014, down 43 basis points from 4.28% for the three months ended June 30, 2013. The increase in net interest income resulted from increases in the volume of interest-earning assets and decreases in the cost of interest-bearing liabilities, offset by declines in the rate paid on interest-earning assets and an increase in the volume of interest-bearing liabilities. For the three months ended June 30, 2014, average loans increased approximately $188.2 million as compared to the same period in 2013, while average investment securities increased approximately $19.0 million. Over the same comparative period, average interest-bearing liabilities increased approximately $197.5 million. All of these changes were driven both by the impact of the assets acquired and liabilities assumed in connection with the FCB acquisition as well as organic loan and deposit growth.

Interest income was $7.4 million for the three months ended June 30, 2014 compared to $5.5 million for the same period in 2013 as a result of an increase in the volume of interest-earning assets, offset by a decrease in the rate paid on such assets. As the average balances table below illustrates, loan interest income made up substantially all of our interest income for the three months ended June 30, 2014 and 2013. Competitive factors and the prolonged low interest rate environment have contributed to a lower yield on earning assets. The overall yield on interest-earning assets decreased 48 basis points to 4.56% for the three months ended June 30, 2014 as compared to 5.04% for the same period in 2013. The loan portfolio yielded 4.96% for the three months ended June 30, 2014 as compared to 5.58% for the three months ended June 30, 2013.

Interest expense was $1.2 million for the three months ended June 30, 2014, an increase of $0.4 million compared to interest expense of $0.8 million for the three months ended June 30, 2013, as a result of an increase in the volume of interest-bearing liabilities, offset by a decrease in cost of such liabilities. The cost of interest-bearing liabilities decreased 9 basis points to 0.81% for the three months ended June 30, 2014 compared to the same period in 2013. In particular, the weighted average rate paid on certificates of deposit decreased 8 basis points during the three months ended June 30, 2014 compared to same period in 2013. The decrease in deposit rates was driven by competitive factors and the general interest rate environment, as well as our strategy to cross-sell using lower cost deposits.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended June 30, 2014 and 2013. Averages presented below are daily averages (dollars in thousands):

	Three months ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$575,978	$7,119	4.96%	$387,738	$5,391	5.58%
Securities:
Taxable	58,088	188	1.30	37,002	66	0.72
Tax-exempt	12,995	90	2.78	15,038	90	2.40
Interest-bearing balances with banks	3,750	10	1.07	2,462	6	0.98

Total interest-earning assets	650,811	7,407	4.56	442,240	5,553	5.04
Cash and due from banks	11,734			6,034
Intangible assets	3,240			3,131
Other assets	35,534			25,878
Allowance for loan losses	(3,611)			(2,721)

Total assets	$697,708			$474,562

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$166,763	262	0.63	$104,942	167	0.64
Savings deposits	52,407	89	0.68	41,158	68	0.66
Time deposits	281,555	699	1.00	202,043	545	1.08

Total interest-bearing deposits	500,725	1,050	0.84	348,143	780	0.90
Short-term borrowings	33,108	20	0.24	5,576	4	0.29
Long-term debt	38,251	88	0.92	20,909	52	1.00

Total interest-bearing liabilities	572,084	1,158	0.81	374,628	836	0.90
Noninterest-bearing deposits	64,494			46,234
Other liabilities	3,672			2,925
Stockholders’ equity	57,458			50,775

Total liability and stockholders’ equity	$697,708			$474,562

Net interest income/net interest margin		$6,249	3.85%		$4,717	4.28%

(1)	Interest income and net interest margin are expressed as a percent of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

The average balances of nonaccruing assets are included in the table above.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the three months ended June 30, 2014 compared to the same period in 2013 (dollars in thousands):

	Three months ended June 30, 2014 vs. three months ended June 30, 2013
	Volume	Rate	Net(1)
Interest income:
Loans	$2,617	$(889)	$1,728
Securities:
Taxable	38	84	122
Tax-exempt	(12)	12	—
Interest-bearing balances with banks	3	1	4

Total interest-earning assets	2,646	(792)	1,854

Interest expense:
Interest-bearing demand deposits	98	(3)	95
Savings deposits	19	2	21
Time deposits	214	(60)	154
Short-term borrowings	20	(4)	16
Long-term debt	43	(7)	36

Total interest-bearing liabilities	394	(72)	322

Change in net interest income	$2,252	$(720)	$1,532

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Six months ended June 30, 2014 vs. six months ended June 30, 2013. Net interest income increased 49.4% to $12.1 million for the six months ended June 30, 2014 from $8.1 million for the same period in 2013. Net interest margin was 3.89% for the six months ended June 30, 2014, down 21 basis points from 4.10% for the six months ended June 30, 2013. The increase in net interest income resulted from increases in the volume of interest-earning assets and decreases in the cost of interest-bearing liabilities, offset by declines in the rate paid on interest-earning assets and an increase in the volume of interest-bearing liabilities. For the six months ended June 30, 2014, average loans increased approximately $205.7 million as compared to the same period in 2013, while average investment securities increased approximately $21.4 million. Over the same comparative period, average interest-bearing liabilities increased approximately $215.4 million. All of these changes were driven both by the impact of the assets acquired and liabilities assumed in connection with the FCB acquisition as well as organic loan and deposit growth.

Interest income was $14.4 million for the six months ended June 30, 2014 compared to $9.6 million for the same period in 2013 as a result of an increase in the volume of interest-earning assets, offset by a decrease in the rate paid on such assets. As the average balances table below illustrates, loan interest income made up substantially all of our interest income for the six months ended June 30, 2014 and 2013. Competitive factors and the prolonged low interest rate environment contributed to a lower yield on earning assets. The overall yield on interest-earning assets decreased 26 basis points to 4.61% for the six months ended June 30, 2014 as compared to 4.87% for the same period in 2013. The loan portfolio yielded 5.02% for the six months ended June 30, 2014 as compared to 5.39% for the six months ended June 30, 2013.

Interest expense was $2.2 million for the six months ended June 30, 2014, an increase of $0.7 million compared to interest expense of $1.5 million for the six months ended June 30, 2013, as a result of an increase in the volume of interest-bearing liabilities, offset by a decrease in the cost of such liabilities. The cost of interest-bearing liabilities decreased 9 basis points to 0.82% for the six months ended June 30, 2014 compared to the same period in 2013. In particular, the weighted average rate paid on certificates of deposit decreased 11 basis points during the six months ended June 30, 2014 compared to same period in 2013. The decrease in deposit rates was driven by competitive factors and the general interest rate environment, as well as our strategy to cross-sell using lower cost deposits.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the six months ended June 30, 2014 and 2013. Averages presented below are daily averages (dollars in thousands):

	Six months ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$554,384	$13,794	5.02%	$348,683	$9,317	5.39%
Securities:
Taxable	55,859	379	1.37	34,211	141	0.83
Tax-exempt	13,591	171	2.54	13,850	167	2.43
Interest-bearing balances with banks	4,776	20	0.84	2,105	11	1.05

Total interest-earning assets	628,610	14,364	4.61	398,849	9,636	4.87
Cash and due from banks	11,306			5,056
Intangible assets	3,245			2,980
Other assets	34,967			23,250
Allowance for loan losses	(3,504)			(2,711)

Total assets	$674,624			$427,424

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$162,760	505	0.63	$97,205	317	0.66
Savings deposits	52,168	178	0.69	35,845	124	0.70
Time deposits	277,219	1,370	1.00	178,690	981	1.11

Total interest-bearing deposits	492,147	2,053	0.84	311,740	1,422	0.92
Short-term borrowings	24,153	25	0.21	5,328	6	0.23
Long-term debt	36,203	169	0.95	20,034	98	0.99

Total interest-bearing liabilities	552,503	2,247	0.82	337,102	1,526	0.91
Noninterest-bearing deposits	61,845			40,013
Other liabilities	3,324			2,799
Stockholders’ equity	56,952			47,510

Total liability and stockholders’ equity	$674,624			$427,424

Net interest income/net interest margin		$12,117	3.89%		$8,110	4.10%

(1)	Interest income and net interest margin are expressed as a percent of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

The average balances of nonaccruing assets are included in the table above.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the six months ended June 30, 2014 compared to the same period in 2013 (dollars in thousands):

	Six months ended June 30, 2014 vs. six months ended June 30, 2013
	Volume	Rate	Net(1)
Interest income:
Loans	$5,496	$(1,019)	$4,477
Securities:
Taxable	89	149	238
Tax-exempt	(2)	7	5
Interest-bearing balances with banks	14	(5)	9

Total interest-earning assets	5,597	(868)	4,729

Interest expense:
Interest-bearing demand deposits	214	(26)	188
Savings deposits	57	(2)	55
Time deposits	541	(152)	389
Short-term borrowings	21	(3)	18
Long-term debt	79	(7)	72

Total interest-bearing liabilities	912	(190)	722

Change in net interest income	$4,685	$(678)	$4,007

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Noninterest Income

Non-interest income includes, among other things, fees generated from our deposit services and in connection with our mortgage loan activities, securities gains, gains on sale of consumer loans and a non-recurring bargain purchase gain resulting from an acquisition. We expect to continue to develop new products that generate non-interest income, and enhance our existing products, in order to diversify our revenue sources.

Three months ended June 30, 2014 vs. three months ended June 30, 2013. Total non-interest income decreased $0.7 million, or 31.2%, to $1.5 million for the three months ended June 30, 2014 compared to $2.2 million for the three months ended June 30, 2013. Noninterest income for the three months ended June 30, 2013 included the $0.9 million bargain purchase gain recorded in connection with the FCB acquisition in May 2013. Excluding the bargain purchase gain, the $0.2 million increase in noninterest income for the second quarter of 2014 compared to the second quarter of 2013 resulted primarily from an increase of $0.5 million in gain on sale of consumer loans offset by a decrease of approximately $0.3 million in fee income on mortgage loans held for sale.

Fee income on mortgage loans held for sale is the largest component of our noninterest income. These fees decreased $0.3 million to $0.6 million for the three months ended June 30, 2014 from $0.9 million for the same period in 2013, as originations of mortgage loans held for sale decreased. The decrease in such fee income, as well as our originations of mortgage loans held for sale, is due to an industry-wide increase in mortgage loan rates in the latter half of 2013 that has continued into the second quarter of 2014. As interest rates remain high relative to prior years, we expect our mortgage loan originations, as well as fee income on mortgage loans held for sale, to remain flat and possibly even decline during the remainder of 2014.

Service charges on deposit accounts include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item charges and overdraft fees. Service charges on deposits increased

25.9% to $73,000 for the three months ended June 30, 2014 as compared to $58,000 for the same period in 2013. The increase can be attributed to increased deposits resulting from the FCB acquisition as well as organic deposit growth.

Other operating income was $0.3 million for the three months ended June 30, 2014 compared to $0.1 million for the same period in 2013. Other operating income consists of interchange fees, ATM surcharge income, loan servicing fees and rental income.

Six months ended June 30, 2014 vs. six months ended June 30, 2013. Total noninterest income decreased $0.8 million, or 23.4%, to $2.6 million for the six months ended June 30, 2014 compared to $3.4 million for the six months ended June 30, 2013. Noninterest income for the six months ended June 30, 2013 included the aforementioned $0.9 million bargain purchase gain. Excluding the bargain purchase gain, the $0.1 million increase in noninterest income was mainly attributable to an increase in other operating income.

Fee income on mortgage loans held for sale decreased $0.6 million to $1.1 million for the six months ended June 30, 2014 from $1.7 million for the same period in 2013, as originations of mortgage loans held for sale decreased. The decrease in such fee income, as well as our originations of mortgage loans held for sale, is due to an industry-wide increase in mortgage loan rates in the latter half of 2013 that has continued into the second quarter of 2014.

Gains on the sale of loans, other than mortgage loans, for the six months ended June 30, 2014 were $0.7 million as compared to $52,000 for the six months ended June 30, 2013. These gains were generated by sales of pools of our auto loans. We expect to continue to sell pools of our auto loans quarterly as part of our ongoing loan portfolio management.

Service charges on deposit accounts include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item charges and overdraft fees. Service charges on deposits increased 58.1% to $136,000 for the six months ended June 30, 2014 as compared to $86,000 for the same period in 2013. The increase can be attributed to increased deposits resulting from the FCB acquisition as well as organic deposit growth.

Gains on the sale of investment securities for the six months ended June 30, 2014 decreased $144,000, or 46.6%, to $165,000 from $309,000 for the same period in 2013. The Company sells investment securities held as available for sale to fund loan demand, manage its asset/liability sensitivity or for other business purposes.

Other operating income was $0.5 million for the six months ended June 30, 2014 compared to $0.2 million for the same period in 2013. Other operating income consists of interchange fees, ATM surcharge income, loan servicing fees and rental income.

Noninterest Expense

Noninterest expense includes salaries and benefits and other costs associated with the conduct of our operations. We are committed to managing our costs within the framework of our operating strategy. However, since we are focused on growing both organically and through acquisition, we expect our expenses to continue to increase as we add employees and physical locations to accommodate our growing franchise.

Three months ended June 30, 2014 vs. three months ended June 30, 2013. Total noninterest expense was $5.7 million for the three months ended June 30, 2014, an increase of $1.1 million, or 24.1%, from $4.6 million for the same period in 2013. This increase was a result of increased costs associated with our expanded operations as a result of the FCB acquisition, the opening of our Lafayette branch and our organic growth.

Salaries and employee benefits increased $0.6 million, or 22.1%, to $3.5 million for the three months ended June 30, 2014, compared to $2.9 million for the same period in 2013. This increase was due to the 24 employees who joined the Bank upon the completion of the FCB acquisition as well as employees hired in connection with the opening of the Lafayette branch in the fourth quarter of 2013.

Net occupancy and equipment expense increased to $0.6 million for the three months ended June 30, 2014 from $0.5 million for the three months ended June 30, 2013. This increase is primarily attributable to the costs associated with the two branches we acquired in the FCB acquisition and the costs associated with our new branch in Lafayette.

Data processing expenses increased to $0.3 million for the three months ended June 30, 2014 from $0.2 million for the three months ended June 30, 2013. This increase is primarily a result of the additional processing expenses associated with the increased size of our loan portfolio resulting from the FCB acquisition as well as our organic growth, particularly with respect to servicing our consumer loan portfolio, the amount of which fluctuates.

Other operating expenses include security, business development, charitable contributions, training, filing fees and duplicating costs. Other operating expenses increased $0.1 million to $0.6 million for the three months ended June 30, 2014 from $0.5 million for the same period in 2013. The increase is primarily the result of the FCB acquisition and the opening of our Lafayette branch as well as our organic growth.

Six months ended June 30, 2014 vs. six months ended June 30, 2013. Total noninterest expense was $11.1 million for the six months ended June 30, 2014, an increase of $2.9 million, or 35.8%, from $8.2 million for the same period in 2013. This increase in total noninterest expense, as well as the increases of the components therein, discussed below, were results of the same factors discussed above with respect to the quarter over quarter discussion.

Salaries and employee benefits increased $1.9 million, or 36.2%, to $7.0 million for the six months ended June 30, 2014, compared to $5.1 million for the same period in 2013.

Net occupancy and equipment expense increased to $1.2 million for the six months ended June 30, 2014 from $0.8 million for the six months ended June 30, 2013.

Data processing expenses increased to $0.6 million for the six months ended June 30, 2014 from $0.4 million for the six months ended June 30, 2013.

Software amortization and expenses increased $66,000 to $0.2 million for the six months ended June 30, 2014 from $162,000 for the same period in 2013, which is also attributable to the increased servicing volume of consumer loans.

Other expenses include an increase in FDIC and OFI assessments of $89,000 to $0.2 million for the six months ended June 30, 2014 compared to $0.1 million for the six months ended June 30, 2013, due to the increase in average total assets.

Other operating expenses include security, business development, charitable contributions, training, filing fees and duplicating costs. Other operating expenses increased $0.2 million to $1.1 million for the six months ended June 30, 2014 from $0.9 million for the same period in 2013.

Income Tax Expense

Income tax expense for the three months ended June 30, 2014 was $0.5 million, an increase of $0.1 million from $0.4 million for the three months ended June 30, 2013. The effective tax rate for the three months ending June 30, 2014 and 2013 was 32.5% and 21.1%, respectively.

Income tax expense for the six months ended June 30, 2014 was $0.9 million, an increase of $0.2 million from $0.7 million for the six months ended June 30, 2013. The effective tax rate for the six months ending June 30, 2014 and 2013 was 32.5% and 24.1%, respectively.

Risk Management

The primary risks associated with our operations are credit, interest rate and liquidity risk. Credit and interest rate risk are discussed below, while liquidity risk is discussed in this section under the heading Liquidity and Capital Resources below.

Credit Risk and the Allowance for Loan Losses

General. The risk of loss should a borrower default on a loan is inherent in any lending activity. Our portfolio and related credit risk are monitored and managed on an ongoing basis by our risk management department, the board of directors’ loan committee and the full board of directors. We utilize a ten point risk-rating system, which assigns a risk grade to each borrower based on a number of quantitative and qualitative factors associated with a loan transaction. The risk grade categorizes the loan into one of five risk categories, based on information about the ability of borrowers to service the debt. The information includes, among other factors, current financial information about the borrower, historical payment experience, credit documentation, public information and current economic trends. These categories assist management in monitoring our credit quality. The following describes each of the risk categories, which are consistent with the definitions used in guidance promulgated by federal banking regulators:

•	Pass (Loan grades 1-6) – Loans not meeting the criteria below are considered pass. These loans have high credit characteristics and financial strength. The borrowers at least generate profits and cash flow that are in line with peer and industry standards and have debt service coverage ratios above loan covenants and our policy guidelines. For some of these loans, a guaranty from a financially capable party mitigates characteristics of the borrower that might otherwise result in a lower grade.

•	Special Mention (grade 7) – Loans classified as Special Mention possess some credit deficiencies that need to be corrected to avoid a greater risk of default in the future. For example, financial ratios relating to the borrower may have deteriorated. Often, a special mention categorization is temporary while certain factors are analyzed or matters addressed before the loan is re-categorized as either Pass or Substandard.

•	Substandard (grade 8) – Loans rated as Substandard are inadequately protected by the current net worth and paying capacity of the borrower or the liquidation value of any collateral. If deficiencies are not addressed, it is likely that this category of loan will result in the Bank incurring a loss. Where a borrower has been unable to adjust to industry or general economic conditions, the borrower’s loan is often categorized as Substandard.

•	Doubtful (grade 9) – Doubtful loans are Substandard loans with one or more additional negative factors that makes full collection of amounts outstanding, either through repayment or liquidation of collateral, highly questionable and improbable.

•	Loss (grade 10) – Loans classified as Loss have deteriorated to such a point that it is not practicable to defer writing off the loan. For these loans, all efforts to remediate the loan’s negative characteristics have failed and the value of the collateral, if any, has severely deteriorated relative to the amount outstanding. Although some value may be recovered on such a loan, it is not significant in relation to the amount borrowed.

At June 30, 2014 and December 31, 2013, there were no loans classified as Doubtful or Loss, while there were $4.2 million of loans classified as Substandard at June 30, 2014 and December 31, 2013 and $0.7 million and $1.2 million, respectively, of loans classified as Special Mention as of such dates. Of the $4.9 million in total

Substandard and Special Mention loans at June 30, 2014, $4.2 million was acquired in the FCB acquisition and marked to fair value at the time of their acquisition, while $4.9 million of the $5.4 million of total Substandard and Special Mention loans at December 31, 2013 was acquired in the FCB acquisition and marked to fair value.

An external loan review consultant is engaged annually by the risk management department to review approximately 40% of commercial loans, utilizing a risk-based approach designed to maximize the effectiveness of the review. In addition, credit analysts periodically review smaller dollar commercial loans to identify negative financial trends related to any one borrower, any related groups of borrowers or an industry. For collateral dependent loans, new appraisals are obtained on an annual basis. All loans not categorized as Pass are put on an internal watch list, with quarterly reports to the board of directors. In addition, a written status report is maintained by our special assets division for all commercial loans categorized as Substandard or worse. We use this information in connection with our collection efforts.

If our collection efforts are unsuccessful, collateral securing loans may be repossessed and sold or, for loans secured by real estate, foreclosure proceedings initiated. The collateral is sold at public auction for fair market value (based upon recent appraisals), with fees associated with the foreclosure being deducted from the sales price. The purchase price is applied to the outstanding loan balance. If the loan balance is greater than the sales proceeds, the deficient balance is sent to the board of directors’ loan committee for charge-off approval.

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $3.9 million at June 30, 2014, an increase from $3.4 million at December 31, 2013, as we increased our loan loss provisioning to reflect our organic loan growth.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Determination of impairment is treated the same across all classes of loans. Impairment is measured on a loan-by-loan basis for, among others, all loans of $500,000 or greater, nonaccrual loans and a sample of loans between $250,000 – $500,000. When we identify a loan as impaired, we measure the extent of the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loans is the operation or liquidation of the collateral. In these cases when foreclosure is probable, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. For real estate collateral, the fair value of the collateral is based upon a recent appraisal by a qualified and licensed appraiser. If we determine that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), we recognize impairment through an allowance estimate or a charge-off to the allowance. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual, contractual interest is credited to interest income when received, under the cash basis method.

Impaired loans at June 30, 2014 were $4.2 million, including impaired loans acquired in the FCB acquisition in the amount of $3.9 million, and $4.2 million, including impaired loans acquired in the FCB acquisition in the amount of $3.8 million, at December 31, 2013. At June 30, 2014 and December 31, 2013, $64,000 and $37,000, respectively, of the allowance for loan losses was specifically allocated to impaired loans.

The provision for loan losses is a charge to income in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the three months ended June 30, 2014 and 2013, the provision for loan losses was $0.4 million and $0.1 million, respectively. For the six months ended June 30, 2014, the provision for loan losses was $0.7 million, an increase of $0.5 million from $0.2 million during the same period in 2013. The increases over both periods are due primarily to the overall growth in our loan portfolio, including our commercial real estate loans.

Acquired loans that are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. Acquired FCB loans had a carrying value of $78.4 million and a fair value of $77.5 million on the acquisition date. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. Because ASC 310-30 does not permit carry over or recognition of an allowance for loan losses, we may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses if future cash flows deteriorate below initial projections. There was no provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 for the three and six months ended June 30, 2014 and 2013.

The following table presents the allocation of the allowance for loan losses by loan category at the dates indicated (dollars in thousands):

	June 30, 2014	December 31, 2013
Mortgage loans on real estate:
Construction and development	$467	$420
1-4 family	679	567
Multifamily	120	101
Farmland	11	4
Nonfarm, nonresidential	1,418	992
Commercial and industrial	293	397
Consumer installment loans:
Auto loans	858	831
Other consumer installment loans	36	68

Total loans	$3,882	$3,380

The following table presents the amount of the allowance for loan losses allocated to each loan category as a percentage of total loans at the dates indicated:

	June 30, 2014	December 31, 2013
Mortgage loans on real estate:
Construction and development	0.09%	0.08%
1-4 Family	0.12	0.11
Multifamily	0.02	0.02
Farmland	—	—
Nonfarm, nonresidential	0.25	0.20
Commercial and industrial	0.05	0.08
Consumer installment loans:
Auto loans	0.15	0.17
Other consumer installment loans	0.01	0.01

Total loans	0.69%	0.67%

As discussed above, the balance in the allowance for loan losses is principally influenced by the provision for loan losses and by net loan loss experience. Additions to the allowance are charged to the provision for loan losses. Losses are charged to the allowance as incurred and recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected. The table below reflects the activity in the allowance for loan losses for the periods indicated (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Allowance at beginning of period	$3,530	$2,652	$3,380	$2,722
Provision for loan losses	448	143	693	232
Charge-offs:
Mortgage loans on real estate:
Construction and development	—	—	—	—
1-4 Family	—	(9)	(30)	(9)
Multifamily	—	—	—	—
Farmland	—	—	—	—
Nonfarm, nonresidential	—	—	(3)	—
Commercial and industrial	(16)	(1)	(16)	(119)
Consumer installment loans:
Auto loans	(77)	(26)	(147)	(67)
Other consumer installment loans	(17)	(3)	(22)	(5)

Total charge-offs	(110)	(39)	(218)	(200)

Recoveries:
Mortgage loans on real estate:
Construction and development	—	—	1	—
1-4 Family	1	1	1	1
Multifamily	—	—	—	—
Farmland	—	—	—	—
Nonfarm, nonresidential	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer installment loans:
Auto loans	13	2	23	4
Other consumer installment loans	—	1	2	1

Total recoveries	14	4	27	6

Net charge-offs	(96)	(35)	(191)	(194)

Balance at end of period	$3,882	$2,760	$3,882	$2,760

Net charge-offs to:
Loans-average	0.02%	0.01%	0.03%	0.05%
Allowance for loan losses	2.47%	1.27%	4.92%	7.03%
Allowance for loan losses to:
Total loans	0.69%	0.66%	0.69%	0.66%
Nonperforming loans	296.24%	141.01%	296.24%	141.01%

The allowance for loan losses to total loans ratio increased to 0.69% at June 30, 2014 compared to 0.66% at June 30, 2013. The allowance for loan losses to nonperforming loans ratio increased to 296.24% at June 30, 2014 from 141.01% at June 30, 2013.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the three and six months ended June 30, 2014 were $0.1 million and $0.2 million, respectively, equal to 0.02% and 0.03%, respectively, of our average loan balance as of such dates. Net charge-offs for the three and six months ended June 30, 2013 were $35,000 and $0.2 million, respectively, equal to 0.01% and 0.05%, respectively, of our average loan balance as of such dates. For the three and six months ended June 30, 2014 and June 30, 2013, the majority of our charge-offs were auto loans. Net charge-offs of our auto loans as a percentage of average auto loans for the three and six months ended June 30, 2014 were 0.04% and 0.08% for both periods, while net charge-offs of our auto loans as a percentage of average auto loans for the three and six months ended June 30, 2013 were 0.02% and 0.06%, respectively. Through June 30, 2014, we have charged off an aggregate of $67,000 of loans that we acquired in connection with our FCB acquisition.

Management believes the allowance for loan losses at June 30, 2014 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially, adversely affected to the extent that the allowance is insufficient to cover such changes or events.

Nonperforming Assets and Restructured Loans. Nonperforming assets consist of nonperforming loans and real estate owned. Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal and interest is delinquent for 90 days or more. However, management may elect to continue the accrual when the estimated net available value of collateral is sufficient to cover the principal balance and accrued interest. It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. Nonaccrual loans are returned to accrual status when the financial position of the borrower indicates there is no longer any reasonable doubt as to the payment of principal or interest.

Another category of assets which contributes to our credit risk is troubled debt restructurings, or restructured loans. A restructured loan is a loan for which a not-insignificant concession has been granted to the borrower due to a deterioration of the borrower’s financial condition and which is performing in accordance with the new terms. Such concessions may include reduction in interest rates, deferral of interest or principal payments, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. We strive to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before such loan reaches nonaccrual status. In evaluating whether to restructure a loan, management analyzes the long-term financial condition of the borrower, including guarantor and collateral support, to determine whether the proposed concessions will increase the likelihood of repayment of principal and interest. Restructured loans that are not performing in accordance with their restructured terms and that are either contractually 90 days past due or placed on nonaccrual status are reported as nonperforming loans.

All of our restructured loans, consisting of six credits, were acquired from FCB. All six credits were considered restructured loans due to a modification of term through adjustments to maturity. As of June 30, 2014, there have been no subsequent defaults on our restructured loans.

The following table shows the principal amounts of nonperforming and restructured loans as of June 30, 2014 and December 31, 2013. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands):

	June 30, 2014	December 31, 2013
Nonaccrual loans	$1,310	$1,489
Accruing loans past due 90 days or more	—	—

Total nonperforming loans	1,310	1,489
Restructured loans	881	815

Total nonperforming and restructured loans	$2,191	$2,304

Interest income recognized on nonaccruing and restructured loans	32	100

Interest income foregone on nonaccruing and restructured loans	79	281

Of our total nonaccrual loans at June 30, 2014 and December 31, 2013, $0.8 million and $1.2 million, respectively, were acquired in the FCB acquisition. Nonperforming loans outstanding represented 0.23% of total loans at June 30, 2014. Nonperforming loans other than those acquired through an acquisition represented 0.09% and nonperforming acquired loans represented 0.14% of total loans at such date. Nonperforming loans outstanding, including acquired loans, represented 0.30% of total loans at December 31, 2013.

Real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Real estate owned with a cost basis of $0.4 million and $0.5 million was sold during the three and six months ended June 30, 2014, resulting in a net loss of $5,000 and $7,000 for the periods. For the three and six months ended June 30, 2013, real estate owned with a cost basis of $0.6 million was sold resulting in a net gain of $91,000.

At June 30, 2014, $1.5 million of our real estate owned was related to our acquisition of FCB compared to $1.6 million at December 31, 2013. In connection with our acquisition of FCB, the Bank agreed to share with the former FCB shareholders the proceeds that we receive in connection with the sale of one piece of property, which had a carrying value and a fair market value of $637,000 as of each of June 30, 2014 and December 31, 2013. Under this arrangement, if this property is sold within four years of the closing date of our acquisition of FCB, then we are entitled to retain the first $714,000 of the sale proceeds plus an amount necessary to cover our selling expenses, with the remaining proceeds, if any, to be paid to former FCB shareholders. After the fourth anniversary of the closing date, which is May 1, 2017, we are entitled to retain all sales proceeds arising upon the sale of this property.

The following table provides details of our real estate owned as of the dates indicated (dollars in thousands):

	June 30, 2014	December 31, 2013
Construction and development	$2,548	$2,353
1-4 Family	695	812
Multifamily	—	350
Nonfarm, nonresidential	180	—

Total real estate owned	$3,423	$3,515

Changes in real estate owned were as follows for the periods presented (dollars in thousands):

	Six months ended June 30, 2014	Year ended December 31, 2013
Balance, beginning of period	$3,515	$2,276
Transfers from loans	—	465
Transfers from acquired loans	480	822
Acquired real estate owned	—	1,718
Sales of real estate owned	(546)	(1,645)
Write-downs	(26)	(121)

Balance, end of period	$3,423	$3,515

Interest Rate Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Since the majority of our assets and liabilities are monetary in nature, our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. A sudden and substantial change in interest rates may adversely impact our earnings and profitability because the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. Accordingly, our ability to proactively structure the volume and mix of our assets and liabilities to address anticipated changes in interest rates, as well as to react quickly to such fluctuations, can significantly impact our financial results. To that end, management actively monitors and manages our interest rate risk exposure.

The Asset Liability Committee has been authorized by the board of directors to implement our asset/liability management policy, which establishes guidelines with respect to our exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers and reliance on non-core deposits. The goal of the policy is to enable us to maximize our interest income and maintain our net interest margin without exposing the Bank to excessive interest rate risk, credit risk and liquidity risk. Within that framework, the ALCO monitors our interest rate sensitivity and makes decisions relating to our asset/liability composition.

We monitor the impact of changes in interest rates on our net interest income using gap analysis. The gap represents the net position of our assets and liabilities subject to repricing in specified time periods. During any given time period, if the amount of rate-sensitive liabilities exceeds the amount of rate-sensitive assets, a financial institution would generally be considered to have a negative gap position and would benefit from falling rates over that period of time. Conversely, a financial institution with a positive gap position would generally benefit from rising rates.

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At June 30, 2014 and December 31, 2013 the bank was within the policy guidelines.

The following table depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels for the period presented:

Six months ended June 30, 2014
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income(1)
+400	(14.84)%
+300	(10.72)%
+200	(6.09)%
+100	(3.18)%
-100	0.88%
-200	(3.38)%
-300	(8.36)%

(1)	The percentage change in this column represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.

The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. However, there are a number of factors that influence the effect of interest rate fluctuations on us which are difficult to measure and predict. For example, a rapid drop in interest rates might cause our loans to repay at a more rapid pace and certain mortgage-related investments to prepay more quickly than projected. This could mitigate some of the benefits of falling rates as are expected when we are in a negatively-gapped position. Conversely, a rapid rise in rates could give us an opportunity to increase our margins and stifle the rate of repayment on our mortgage-related loans which would increase our returns. As a result, because these assumptions are inherently uncertain, actual results will differ from simulated results.

Liquidity and Capital Resources

Liquidity. Liquidity is a measure of the ability to fund loan commitments and meet deposit maturities and withdrawals in a timely and cost-effective way. Cash flow requirements can be met by generating net income, attracting new deposits, converting assets to cash or borrowing funds. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, loan prepayments, loan sales and borrowings are greatly influenced by general interest rates, economic conditions and the competitive environment in which we operate. To minimize funding risks, we closely monitor our liquidity position through periodic reviews of maturity profiles, yield and rate behaviors, and loan and deposit forecasts. Excess short-term liquidity is usually invested in overnight federal funds sold.

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At June 30, 2014 and December 31, 2013, 76.94% and 82.2% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings (such as FHLB advances), which impacts their liquidity. At June 30, 2014, securities with a carrying value of $57.2 million were pledged to secure deposits or borrowings, compared to $41.7 million in pledged securities as of December 31, 2013.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2014, the balance of our outstanding advances with the FHLB was $68.4 million, an increase from $30.8 million at December 31, 2013. The total amount of the remaining credit available to us from the FHLB at June 30, 2014 was $158.5 million. Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by U.S. Treasury and agency securities. We had $11.4 million of repurchase agreements outstanding as of June 30, 2014, compared to $10.2 million of outstanding repurchase agreements as December 31, 2013. Finally, we maintain lines of credit with other commercial banks totaling $33.6 million. One line of credit, in the amount of $5.0 million, is secured by all of the stock of the Bank, while the other lines of credit are unsecured, uncommitted lines of credit. The lines of credit mature at various times within the next twelve months. In June 2014, we borrowed $5.0 million on our secured line of credit to support our balance sheet growth while maintaining the Bank’s capital at levels set by management until the completion of the Offering. We used a portion of the proceeds of the Offering to repay in full amounts outstanding under this line of credit.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. We do not hold any brokered deposits, as defined for federal regulatory purposes, although we do hold QwikRate® deposits which we obtain via the internet to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At June 30, 2014, we held $56.8 million of QwikRate® deposits, an increase from $54.3 million at December 31, 2013.

The following tables presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three and six months ended June 30, 2014 and 2013:

	Percentage of Total		Cost of Funds		Percentage of Total		Cost of Funds
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Noninterest-bearing demand	10.2%	11.0%	—%	—%	10.1%	10.6%	—%	—%
Interest-bearing demand	26.2	24.9	0.6	0.6	26.5	25.8	0.6	0.7
Savings	8.2	9.8	0.7	0.7	8.5	9.5	0.7	0.7
Time deposits	44.2	48.0	1.0	1.1	45.1	47.4	1.0	1.1
Short-term borrowings	5.2	1.3	0.3	0.3	3.9	1.4	0.2	0.2
Borrowed funds	6.0	5.0	0.9	1.0	5.9	5.3	1.0	1.0

Total deposits and borrowed funds	100.0%	100.0%	3.5%	3.7%	100.0%	100.0%	3.5%	3.7%

Capital Management. Our primary sources of capital include retained earnings, capital obtained through acquisitions and proceeds from the sale of our capital stock. We are subject to various regulatory capital requirements administered by the Federal Reserve and the FDIC which specify capital tiers, including the following classifications:

Capital Tiers	Tier 1 Capital to Average Assets (Leverage)	Tier 1 Capital to Risk-Weighted Assets	Total Capital to Risk-Weighted Assets
Well capitalized	5% or above	6% or above	10% or above
Adequately capitalized	4% or above	4% or above	8% or above
Undercapitalized	Less than 4%	Less than 4%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 6%
Critically undercapitalized		2% or less

The Company and the Bank each were in compliance with all regulatory capital requirements as of June 30, 2014 and December 31, 2013. The Bank also was considered “well-capitalized” under the FDIC’s prompt corrective action regulations as of all of these dates. The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands):

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
June 30, 2014
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$58,011	8.37%	—	—
Tier 1 capital to risk-weighted assets	$58,011	9.81%	—	—
Total capital to risk-weighted assets	$61,893	10.46%	—	—
Investar Bank:
Tier 1 capital to average assets (leverage)	$62,284	8.99%	34,641	5.00%
Tier 1 capital to risk-weighted assets	$62,284	10.54%	35,448	6.00%
Total capital to risk-weighted assets	$66,166	11.20%	59,080	10.00%

December 31, 2013
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$56,056	9.53%	—	—
Tier 1 capital to risk-weighted assets	$56,056	10.85%	—	—
Total capital to risk-weighted assets	$59,436	11.51%	—	—
Investar Bank:
Tier 1 capital to average assets (leverage)	$55,894	9.50%	29,423	5.00%
Tier 1 capital to risk-weighted assets	$55,894	10.83%	31,174	6.00%
Total capital to risk-weighted assets	$59,274	11.48%	51,957	10.00%

Off-Balance Sheet Transactions

The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer.

Loan commitments and standby letters of credit do not necessarily represent future cash requirements, in that while the customer typically has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon in full or at all. Virtually all of our standby letters of credit expire within one year. Our unfunded loan commitments and standby letters of credit outstanding were as follows at the dates indicated (dollars in thousands):

	June 30, 2014	December 31, 2013
Commitments to extend credit:
Loan commitments	$50,308	$66,698
Standby letters of credit	591	421

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

For the six months ended June 30, 2014 and for the year ended December 31, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

There have been no material changes outside the ordinary course of business in the contractual obligations set forth in the table of contractual obligations as of December 31, 2013 contained in our Registration Statement on Form S-1.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2013 are set forth in the Company’s Registration Statement on Form S-1 filed with the SEC on May 16, 2014, and subsequently amended. There have been no material changes in the Company’s market risk since December 31, 2013. Please refer to the information in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk-Management-Interest Rate Risk” for additional information about the Company’s market risk.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Registration Statement on Form S-1 filed by Investar Holding Corporation (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 16, 2014, and subsequently amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On June 30, 2014, the Company’s Registration Statement on Form S-1 (File No. 333-196014), which related to our initial public offering, was declared effective by the SEC. Pursuant to that registration statement, we registered the offer and sale of up to 3,306,250 shares of our common stock, $1.00 par value per share, at a price to the public of $14.00 per share (for an aggregate offering price of $46.3 million). The offering commenced on June 30, 2014, and we sold an aggregate of 3,285,300 shares of our common stock (which includes 410,300 shares sold pursuant to the underwriters’ purchase option). Upon completion of the sale of our common stock referred to in the preceding sentence, our initial public offering terminated. Sandler O’Neill & Partners, L.P. and Sterne, Agee & Leach, Inc. served as underwriters for the offering. The Company received net proceeds of $41.6 million from the sale of such shares (the “Net Proceeds”) after deducting approximately $3.0 million in underwriting commissions and approximately $1.4 million in offering expenses payable by the Company (none of such expenses were payable to our affiliates, officers, directors or their associates or to persons owning 10% or more of our common stock). There has been no material change in the planned use of proceeds from our initial public offering as described in the Company’s final prospectus filed with the SEC on July 1, 2014 pursuant to Rule 424(b). As described in the final prospectus, the Company used approximately $5.0 million of the Net Proceeds to repay in full amounts outstanding under the Company’s line of credit.

Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended June 30, 2014:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
April 1, 2014 to April 30, 2014	—	$—	—	$—
May 1, 2014 to May 31, 2014	82.71	16.00	—	—
June 1, 2014 to June 30, 2014	85.03	14.00	—	—

	167.74	$14.99	—	$—

The Company’s ability to pay dividends to its shareholders may be limited on account of the junior subordinated debentures that the Company assumed in connection with its acquisition of First Community Bank, which are senior to shares of the Company’s common stock. The Company must make payments on the junior subordinated debentures before any dividends can be paid on its common stock.

In addition, as a Louisiana corporation, the Company’s status as a bank holding company also affects its ability to pay dividends, in two ways:

•	As a holding company with no material business activities, the Company’s ability to pay dividends is substantially dependent upon the ability of Investar Bank to transfer funds to the Company in the form of dividends, loans and advances. Investar Bank’s ability to pay dividends and make other distributions and payments is itself subject to various legal, regulatory and other restrictions.

•	As a holding company of a bank, the Company’s payment of dividends must comply with the policies and enforcement powers of the Federal Reserve. Under Federal Reserve policies, in general a bank holding company should pay dividends only when (1) its net income available to shareholders over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears to be consistent with the capital needs and overall current and prospective financial condition of the bank holding company and its subsidiaries and (3) the bank holding company will continue to meet minimum regulatory capital adequacy ratios.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Exchange dated August 1, 2013, by and between Investar Holding Corporation and Investar Bank, as amended(1)

3.1	Restated Articles of Incorporation of Investar Holding Corporation(2)

3.2	By-laws of Investar Holding Corporation, as amended(3)

4.1	Specimen Common Stock Certificate(4)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as exhibit 2.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(2)	Filed as exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(3)	Filed as exhibit 3.2 to the Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 of the Company filed with the SEC on June 4, 2014 and incorporated herein by reference.
(4)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

The Company does not have any long-term debt instruments under which securities are authorized exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company will furnish to the Securities and Exchange Commission, upon its request, a copy of all long-term debt instruments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTAR HOLDING CORPORATION

Date:	August 14, 2014	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2014	/s/ Rachel P. Cherco
Rachel P. Cherco
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document