Form 10-Q
period 2014-09-30
Investar Holding Corp
filed 2014-11-03
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 7,254,244 shares outstanding as of October 29, 2014.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$6,448	$5,964
Interest bearing balances due from other banks	12,279	21,739
Federal funds sold	500	500
Cash and cash equivalents	19,227	28,203

Available for sale securities at fair value (amortized cost of $77,765 and $56,733, respectively)	77,839	56,173
Held to maturity securities at amortized cost (estimated fair value of $14,661 and $5,986, respectively)	14,973	6,579
Loans held for sale	53,306	5,029
Loans, net of allowance for loan losses of $4,328 and $3,380, respectively	577,113	500,715
Other equity securities	3,184	2,020
Bank premises and equipment, net of accumulated depreciation of $4,403 and $2,679, respectively	27,850	24,680
Real estate owned, net	2,966	3,515
Accrued interest receivable	1,977	1,835
Prepaid FDIC/OFI assessment	134	-
Deferred tax asset	1,117	1,205
Goodwill	2,684	2,684
Other assets	2,227	2,308
Total assets	$784,597	$634,946

LIABILITIES
Deposits:
Noninterest-bearing	$72,619	$72,795
Interest-bearing	548,993	459,811
Total deposits	621,612	532,606
Advances from Federal Home Loan Bank	38,426	30,818
Repurchase agreements	12,051	10,203
Note payable	3,609	3,609
Accrued interest payable	282	285
Accrued taxes and other liabilities	6,452	1,942
Total liabilities	682,432	579,463

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 7,253,774 and 3,945,114 shares issued and outstanding, respectively	7,255	3,943
Treasury stock	(22)	-
Surplus	85,017	45,281
Retained earnings	9,852	6,609
Accumulated other comprehensive income (loss)	63	(350)
Total stockholders' equity	102,165	55,483
Total liabilities and stockholders' equity	$784,597	$634,946

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

INTEREST INCOME
Interest and fees on loans	$7,801	$6,014	$21,595	$15,331
Interest on investment securities:
Taxable interest income	244	106	623	247
Exempt from federal income taxes	123	100	294	267
Other interest income	14	11	34	22
Total interest income	8,182	6,231	22,546	15,867

INTEREST EXPENSE
Interest on deposits	1,084	862	3,137	2,284
Interest on borrowings	98	70	292	174
Total interest expense	1,182	932	3,429	2,458
Net interest income	7,000	5,299	19,117	13,409

Provision for loan losses	505	108	1,198	340
Net interest income after provision for loan losses	6,495	5,191	17,919	13,069

NONINTEREST INCOME
Service charges on deposit accounts	85	67	221	153
Gain on sale of investment securities, net	63	35	228	344
Gain on sale of real estate owned, net	245	6	238	97
Gain on sale of loans, net	713	86	1,433	138
Gain on sale of fixed assets, net	3	2	3	2
Bargain purchase gain	-	-	-	906
Fee income on mortgage loans held for sale, net	518	593	1,618	2,325
Other operating income	332	234	794	420
Total noninterest income	1,959	1,023	4,535	4,385
Income before noninterest expense	8,454	6,214	22,454	17,454

NONINTEREST EXPENSE
Salaries and employee benefits	3,773	3,268	10,735	8,379
Occupancy expense and equipment expense, net	628	570	1,790	1,380
Bank shares tax	83	68	243	169
FDIC and OFI assessments	131	101	364	245
Legal fees	41	14	89	106
Data processing	354	239	940	641
Advertising	94	83	241	231
Stationery and supplies	39	59	131	160
Software amortization and expense	153	118	381	280
Professional fees	135	33	345	199
Telephone expense	43	43	135	102
Business entertainment	38	22	103	55
Other operating expenses	801	600	1,932	1,459
Total noninterest expense	6,313	5,218	17,429	13,406
Income before income tax expense	2,141	996	5,025	4,048
Income tax expense	699	322	1,637	1,058
Net income	$1,442	$674	$3,388	$2,990

EARNINGS PER SHARE
Basic earnings per share	$0.20	$0.17	$0.68	$0.84
Diluted earnings per share	$0.20	$0.16	$0.65	$0.78
Cash dividends declared per common share	$0.01	$0.01	$0.03	$0.04

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$1,442	$674	$3,388	$2,990
Other comprehensive (loss) income:
Unrealized (loss) gains on investment securities:
Reclassification of realized gains, net of tax of $22, $12, $78 and $117, respectively	(42)	(23)	(151)	(227)
Unrealized (loss) gains, available for sale, net of tax of ($23), ($6), $194 and ($211), respectively	(67)	(16)	571	(620)
Unrealized (loss) gains, transfer from available for sale to held to maturity, net of tax of $0, $0, ($1) and $8, respectively	(1)	(1)	(2)	22
Fair value of derivative instruments:
Change in fair value of interest rate swap designated as a cash flow hedge	(5)	-	(5)	-
Total other comprehensive (loss) income	(115)	(40)	413	(825)
Total comprehensive income	$1,327	$634	$3,801	$2,165

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

					Accumulated
					Other	Total
	Common	Treasury		Retained	Comprehensive	Stockholders'
	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance, December 31, 2012	$3,208	$-	$36,060	$3,620	$665	$43,553
Proceeds from sale of stock	382	-	4,957	-	-	5,339
Common stock issued for acquisition, 320,774 shares	320	-	4,170	-	-	4,490
Stock issuance cost	-	-	(23)	-	-	(23)
Dividends declared - $0.05 per share	-	-	-	(179)	-	(179)
Stock based compensation	33	-	117	-	-	150
Net income	-	-	-	3,168	-	3,168
Other comprehensive loss, net	-	-	-	-	(1,015)	(1,015)
Balance, December 31, 2013	$3,943	$-	$45,281	$6,609	$(350)	$55,483
Shares issued in IPO	3,285	-	39,398	-	-	42,683
Warrants exercised	16	-	194	-	-	210
Surrendered shares	-	(22)	-	-	-	(22)
Dividends declared - $0.03 per share	-	-	-	(145)	-	(145)
Stock based compensation	11	-	144	-	-	155
Net income	-	-	-	3,388	-	3,388
Other comprehensive income, net	-	-	-	-	413	413
Balance, September 30, 2014 (Unaudited)	$7,255	$(22)	$85,017	$9,852	$63	$102,165

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

(Unaudited)

	For the nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$3,388	$2,990
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,198	340
Amortization of purchase accounting adjustments	(251)	(497)
Writedowns of other real estate owned	208	18
Depreciation and amortization	942	622
Net amortization of securities	803	620
Bargain purchase gain	-	(906)
Gain on sale of securities	(228)	(344)
Loans held for sale:
Originations	(147,404)	(80,727)
Proceeds from sales	100,744	94,205
Fee income on mortgage loans held for sale, net	(1,618)	(2,325)
Gain on sale of loans	(1,433)	(138)
Gain on sale of other real estate owned	(238)	(97)
Loss (gain) on sale of fixed assets	(3)	(2)
FHLB stock dividend	(6)	(3)
Stock-based compensation	155	109
Net change in:
Accrued interest receivable	(142)	(67)
Prepaid OFI/FDIC assessment	(134)	197
Deferred taxes	(124)	185
Other assets	50	(76)
Accrued interest payable	(3)	18
Accrued taxes and other liabilities	4,483	201
Net cash (used in) provided by operating activities	(39,613)	14,323

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	23,088	8,606
Funds invested in securities available for sale	(51,453)	(30,005)
Funds invested in securities held to maturity	(8,548)	-
Proceeds from principal paydowns and maturities of investment securities available for sale	6,767	5,960
Proceeds from principal paydowns and maturities of investment securities held to maturity	142	34
Proceeds from sale of loans	105,241	37,482
Proceeds from redemption of other equity securities	1,376	828
Purchase of other equity securities	(2,534)	(839)
Net increase in loans	(181,937)	(120,260)
Proceeds from sales of real estate owned	1,285	1,517
Proceeds from sales premises, equipment and software	3	2
Purchases of premises, equipment and software	(4,112)	(5,482)
Cash received in acquisition	-	9,293
Net cash used in investing activities	(110,682)	(92,864)

Cash flows from financing activities:
Net increase in customer deposits	89,115	80,302
Net increase in repurchase agreements	1,848	6,883
Net increase (decrease) in short-term FHLB advances	4,104	(10,365)
Proceeds from long-term FHLB advances	6,000	12,200
Repayment of long-term FHLB advances	(2,496)	(6,378)
Cash dividends paid on common stock	(145)	(131)
Proceeds from issuance of common stock in initial public offering	42,683	-
Proceeds from sales of common stock	-	5,341
Proceeds from stock warrants exercised	210	-
Stock issuance cost	-	(26)
Net cash provided by financing activities	141,319	87,826

Net (decrease) increase in cash and cash equivalents	(8,976)	9,285
Cash and cash equivalents, beginning of period	28,203	4,641
Cash and cash equivalents, end of period	$19,227	$13,926

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, including the notes thereto, which were included as part of the Company’s Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on May 16, 2014, and subsequently amended.

Nature of Operations

Investar Holding Corporation, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank (the “Bank”), a Louisiana-chartered bank. The Company’s primary market is South Louisiana. The Company currently operates 11 full service banking offices located throughout its market and had 175 employees at September 30, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material. Material estimates that are susceptible to a significant change in the near term are the allowance for loan losses, the fair value of financial instruments and the determination of other-than-temporary impairments of securities.

Reclassifications

Certain reclassifications have been made to the 2013 financial statements to be consistent with the 2014 presentation.

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

Recent Accounting Pronouncements

FASB ASC Topic 810 “Consolidation” Update No. 2014-13. The Financial Accounting Standards Board (the “FASB”) issued Update No. 2014-13 in August 2014 to reduce diversity in the accounting for the measurement difference in both the initial consolidation and the subsequent measurement of the financial assets and the financial liabilities of a collateralized financing entity. The amendments clarify that (1) the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured using the requirements of Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, and (2) any differences in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). The amendments in this update are effective for the annual period ending after December 15, 2015, and for the annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

FASB ASC Topic 310-40 “Receivables – Troubled Debt Restructurings by Creditors” Update No. 2014-14. The FASB issued Update No. 2014-14 in August 2014 to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. The amendments require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The amendments in this update are effective for the annual period beginning after December 15, 2014. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

FASB ASC Topic 205-40 “Presentation of Financial Statements – Going Concern” Update No. 2014-15. The FASB issued Update No. 2014-15 in August 2014 to reduce diversity in the timing and content of footnote disclosures related to an entity’s ability to continue as a going concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

NOTE 2. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands, except share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net income available to common shareholders	$1,442	$674	$3,388	$2,990
Weighted average number of common shares outstanding used in computation of basic earnings per common share	7,064,806	3,887,942	4,967,393	3,567,294
Effect of dilutive securities:
Restricted stock	35,251	42,940	45,649	26,998
Stock options	22,811	30,310	22,811	30,310
Stock warrants	189,601	193,498	192,184	193,546
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	7,312,469	4,154,690	5,228,037	3,818,148
Basic earnings per share	$0.20	$0.17	$0.68	$0.84
Diluted earnings per share	$0.20	$0.16	$0.65	$0.78

NOTE 3. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as available for sale are summarized as follows as of the dates presented (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2014	Cost	Gains	Losses	Value

Obligations of other U.S. government agencies and corporations	$3,285	$36	$(26)	$3,295
Mortgage-backed securities	57,212	183	(159)	57,236
Obligations of state and political subdivisions	11,346	136	(85)	11,397
Corporate bonds	5,416	30	(19)	5,427
Equity mutual funds	506	-	(22)	484
Total	$77,765	$385	$(311)	$77,839

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value

Obligations of other U.S. government agencies and corporations	$2,227	$26	$(43)	$2,210
Mortgage-backed securities	34,478	204	(220)	34,462
Obligations of state and political subdivisions	14,581	14	(495)	14,100
Corporate bonds	4,941	13	(29)	4,925
Equity mutual funds	506	-	(30)	476
Total	$56,733	$257	$(817)	$56,173

The amortized cost and approximate fair value of investment securities classified as held to maturity are summarized as follows as of the dates presented (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2014	Cost	Gains	Losses	Value

Obligations of other U.S. government agencies and corporations	$3,977	$-	$(188)	$3,789
Mortgage-backed securities	3,625	-	(124)	3,501
Obligations of state and political subdivisions	7,371	-	-	7,371
Total	$14,973	$-	$(312)	$14,661

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value

Obligations of other U.S. government agencies and corporations	$3,972	$-	$(380)	$3,592
Mortgage-backed securities	2,607	-	(213)	2,394
Total	$6,579	$-	$(593)	$5,986

 The Company had no securities classified as trading as of September 30, 2014 or December 31, 2013.

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

The following table presents, by type and number of securities, the age of gross unrealized losses and fair value by investment category for securities available for sale as of the dates presented (dollars in thousands):

September 30, 2014		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	4	$906	$(4)	$577	$(22)	$1,483	$(26)
Mortgage-backed securities	64	28,493	(131)	1,918	(28)	30,411	(159)
Obligations of state and political subdivisions	17	758	(2)	4,602	(84)	5,360	(86)
Corporate bonds	5	934	(16)	547	(2)	1,481	(18)
Equity mutual funds	1	484	(22)	-	-	484	(22)
Total	91	$31,575	$(175)	$7,644	$(136)	$39,219	$(311)

December 31, 2013		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	4	$1,337	$(43)	$-	$-	$1,337	$(43)
Mortgage-backed securities	47	18,764	(220)	-	-	18,764	(220)
Obligations of state and political subdivisions	49	11,818	(495)	-	-	11,818	(495)
Corporate bonds	7	2,820	(28)	298	(1)	3,118	(29)
Equity mutual funds	1	476	(30)	-	-	476	(30)
Total	108	$35,215	$(816)	$298	$(1)	$35,513	$(817)

The following table presents, by type and number of securities, the age of gross unrealized losses and fair value by investment category for securities held to maturity as of the dates presented (dollars in thousands):

September 30, 2014		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	2	$-	$-	$3,789	$(188)	$3,789	$(188)
Mortgage-backed securities	4	1,064	(10)	2,437	(114)	3,501	(124)
Obligations of state and political subdivisions	1	-	-	7,371	-	7,371	-
Total	7	$1,064	$(10)	$13,597	$(302)	$14,661	$(312)

December 31, 2013		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	2	$3,592	$(380)	$-	$-	$3,592	$(380)
Mortgage-backed securities	3	2,394	(213)	-	-	2,394	(213)
Total	5	$5,986	$(593)	$-	$-	$5,986	$(593)

The unrealized losses in the Bank’s investment portfolio, caused by interest rate increases, are not credit issues, and the Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. The Bank does not consider these securities to be other-than-temporarily impaired at September 30, 2014 or December 31, 2013.

Other equity securities at September 30, 2014 and December 31, 2013 include Federal Home Loan Bank and First National Bankers Bankshares, Inc. stock. This stock is considered restricted stock as only banks that are members of the organization may acquire or redeem shares of such stock. The stock is redeemable at its face value; therefore, there are no gross unrealized gains or losses associated with this investment.

The Company invested $500,000 in an equity mutual fund known as the Community Reinvestment Act Qualified Investment Fund (ticker CRAIX) on May 11, 2012. The mutual fund is composed of taxable municipal bonds, money market funds, small business administration pools, corporate bonds, single family agency mortgage-backed securities, and multifamily agency mortgage-backed securities. This investment was made in accordance with the Company’s Community Reinvestment Act (“CRA”) action plan in order to receive CRA credit. The approximate fair value of the investment in the fund was $484,000 and $476,000 at September 30, 2014 and December 31, 2013, respectively.

The weighted average tax equivalent yield, amortized cost and approximate fair value of investment debt securities, by contractual maturity (including mortgage-backed securities), are shown below as of the dates presented. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

September 30, 2014	Securities Available For Sale			Securities Held To Maturity
	Weighted			Weighted
	Average T.E.	Amortized	Fair	Average T.E.	Amortized	Fair
	Yield	Cost	Value	Yield	Cost	Value
Due within one year	1.21%	$101	$101	0.00%	$-	$-
Due after one year through five years	1.66%	1,873	1,867	0.00%	-	-
Due after five years through ten years	2.35%	18,373	18,428	0.00%	-	-
Due after ten years	2.32%	56,912	56,959	3.33%	14,973	14,661
Total debt securities		77,259	77,355		14,973	14,661
Total equity securities		506	484		-	-
		$77,765	$77,839		$14,973	$14,661

December 31, 2013	Securities Available For Sale			Securities Held To Maturity
	Weighted			Weighted
	Average T.E.	Amortized	Fair	Average T.E.	Amortized	Fair
	Yield	Cost	Value	Yield	Cost	Value
Due within one year	2.05%	$697	$702	0.00%	$-	$-
Due after one year through five years	1.38%	2,543	2,550	0.00%	-	-
Due after five years through ten years	2.69%	10,809	10,707	0.00%	-	-
Due after ten years	2.39%	42,178	41,738	2.26%	6,579	5,986
Total debt securities		56,227	55,697		6,579	5,986
Total equity securities		506	476		-	-
		$56,733	$56,173		$6,579	$5,986

NOTE 4. LOANS

The Company’s loan portfolio, excluding loans held for sale, consists of the following categories of loans as of the dates presented (dollars in thousands):

	September 30, 2014	December 31, 2013

Mortgage loans on real estate:
Construction and development	$62,342	$63,170
1-4 Family	131,953	104,685
Multifamily	16,665	14,286
Farmland	2,249	830
Nonfarm, nonresidential	208,868	157,363
Commercial and industrial	44,299	32,665
Consumer	115,065	131,096
Total loans	$581,441	$504,095

The following table provides an analysis of the aging of loans as of the dates presented (dollars in thousands):

	September 30, 2014
	Past Due and Accruing
					Total Past
			90 or more		Due &
	30-59 days	60-89 days	days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$177	$-	$-	$453	$630	$61,712	$62,342
1-4 Family	27	-	-	517	544	131,409	131,953
Multifamily	-	-	-	-	-	16,665	16,665
Farmland	-	-	-	-	-	2,249	2,249
Nonfarm, nonresidential	-	-	-	114	114	208,754	208,868
Total mortgage loans on real estate	204	-	-	1,084	1,288	420,789	422,077
Commercial and industrial	34	-	-	182	216	44,083	44,299
Consumer	96	95	-	196	387	114,678	115,065
Total loans	$334	$95	$-	$1,462	$1,891	$579,550	$581,441

	December 31, 2013
	Past Due and Accruing
					Total Past
			90 or more		Due &
	30-59 days	60-89 days	days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$62	$34	$-	$891	$987	$62,183	$63,170
1-4 Family	81	-	-	141	222	104,463	104,685
Multifamily	-	-	-	-	-	14,286	14,286
Farmland	-	-	-	-	-	830	830
Nonfarm, nonresidential	122	-	-	187	309	157,054	157,363
Total mortgage loans on real estate	265	34	-	1,219	1,518	338,816	340,334
Commercial and industrial	-	-	-	119	119	32,546	32,665
Consumer	120	27	-	151	298	130,798	131,096
Total loans	$385	$61	$-	$1,489	$1,935	$502,160	$504,095

On October 1, 2011, the Bank acquired South Louisiana Business Bank (“SLBB”), a full service commercial bank headquartered in Prairieville, Louisiana. On May 1, 2013, the Bank acquired First Community Bank (“FCB”), a full service commercial bank headquartered in Hammond, Louisiana.

Total loans at September 30, 2014 include approximately $48.5 million of loans acquired in the FCB and SLBB acquisitions that were recorded at fair value as of the acquisition dates. Included in the acquired loan balances at September 30, 2014 were approximately $0.2 million in loans 30-59 days outstanding and $0.7 million in nonaccrual loans. There were no acquired loans 60-89 or 90 or more days outstanding at September 30, 2014.

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

The following table presents a breakdown of the Company’s loan portfolio by credit quality indicators as of the dates presented (dollars in thousands):

	September 30, 2014
		Special
	Pass	Mention	Substandard	Total
Construction and development	$60,597	$345	$1,400	$62,342
1-4 Family	130,319	-	1,634	131,953
Multifamily	15,607	-	1,058	16,665
Farmland	2,249	-	-	2,249
Nonfarm, nonresidential	208,608	-	260	208,868
Total mortgage loans on real estate	417,380	345	4,352	422,077
Commercial and industrial	44,110	-	189	44,299
Consumer	114,537	223	305	115,065
Total loans	$576,027	$568	$4,846	$581,441

	December 31, 2013
		Special
	Pass	Mention	Substandard	Total
Construction and development	$61,399	$362	$1,409	$63,170
1-4 Family	103,408	259	1,018	104,685
Multifamily	13,319	-	967	14,286
Farmland	830	-	-	830
Nonfarm, nonresidential	156,448	370	545	157,363
Total mortgage loans on real estate	335,404	991	3,939	340,334
Commercial and industrial	32,538	5	122	32,665
Consumer	130,717	228	151	131,096
Total loans	$498,659	$1,224	$4,212	$504,095

The Company had no loans that were classified as doubtful or loss as of September 30, 2014 or December 31, 2013.

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $181.0 million and $59.8 million as of September 30, 2014 and December 31, 2013, respectively.

In the ordinary course of business, the Company makes loans to its executive officers, principal stockholders, directors and to companies in which these borrowers are principal owners. Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to approximately $13.4 million and $11.8 million as of September 30, 2014 and December 31, 2013, respectively. These loans are all current and performing according to the original terms. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company or the Bank and did not involve more than normal risk of collectability or present other unfavorable features.

The aggregate amount of loans to such related parties is as follows as of the dates presented (dollars in thousands):

	September 30, 2014	December 31, 2013
Balance, beginning of period	$11,781	$10,969
Acquired loans	-	159
New loans	2,945	3,179
Repayments	(1,294)	(2,526)
Balance, end of period	$13,432	$11,781

The Company elected to account for certain loans acquired in the FCB acquisition as acquired impaired loans under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments.

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

The following table presents changes in the carrying value, net of allowance for loan losses, of the acquired impaired loans for the periods presented (dollars in thousands):

Acquired
Impaired
Carrying value, net at December 31, 2012	$-
Loans acquired	4,900
Accretion to interest income	150
Net transfers from (to) nonaccretable difference to (from) accretable yield	420
Payments received, net	(619)
Transfers to real estate owned	(819)
Carrying value, net at December 31, 2013	$4,032
Loans acquired	-
Accretion to interest income	120
Net transfers from (to) nonaccretable difference to (from) accretable yield	254
Payments received, net	(626)
Charge-offs	(58)
Transfers to real estate owned	(628)
Carrying value, net at September 30, 2014	$3,094

Accretable yield on acquired impaired loans at September 30, 2014 and December 31, 2013 is as follows (dollars in thousands):

Acquired
Impaired
Balance, period ended December 31, 2012	$-
Net transfers from (to) nonaccretable difference to (from) accretable yield	420
Accretion	(150)
Balance, period ended December 31, 2013	$270
Net transfers from (to) nonaccretable difference to (from) accretable yield	254
Accretion	(120)
Balance, period ended September 30, 2014	$404

NOTE 5. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses is as follows as of the dates presented (dollars in thousands):

	September 30, 2014	December 31, 2013
Balance, beginning of period	$3,380	$2,722
Provision for loan losses	1,198	1,026
Loans charged-off	(321)	(389)
Recoveries	71	21
Balance, end of period	$4,328	$3,380

The following tables outline the changes in the allowance for loan losses by collateral type, the allowances for loans individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment as of and for the nine months ended September 30, 2014 and the year ended December 31, 2013 (dollars in thousands):

	September 30, 2014
	Construction &				Nonfarm,	Commercial &
	Development	Farmland	1-4 Family	Multifamily	Nonresidential	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$420	$4	$567	$101	$992	$397	$899	3,380
Charge-offs	-	-	(65)	-	(2)	(16)	(238)	(321)
Recoveries	1	-	2	-	1	16	51	71
Provision	160	7	238	13	799	(113)	94	1,198
Ending balance	$581	$11	$742	$114	$1,790	$284	$806	$4,328
Ending allowance balance for loans individually evaluated for impairment	-	-	-	-	-	-	75	75
Ending allowance balance for loans collectively evaluated for impairment	$581	$11	$742	$114	$1,790	$284	$731	$4,253
Ending allowance balance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Balance of loans individually evaluated for impairment	$1,400	$-	$1,634	$1,058	$260	$189	$305	$4,846
Balance of loans collectively evaluated for impairment	60,942	2,249	130,319	15,607	208,608	44,110	114,760	576,595
Total period-end balance	$62,342	$2,249	$131,953	$16,665	$208,868	$44,299	$115,065	$581,441

Balance of loans acquired with deteriorated credit quality	$1,156	$-	$834	$1,058	$-	$-	$46	$3,094

	December 31, 2013
	Construction &				Nonfarm,	Commercial &
	Development	Farmland	1-4 Family	Multifamily	Nonresidential	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$276	$-	$415	$17	$977	$333	$704	2,722
Charge-offs	-	-	-	-	-	(118)	(271)	(389)
Recoveries	-	-	-	-	-	-	21	21
Provision	144	4	152	84	15	182	445	1,026
Ending balance	$420	$4	$567	$101	$992	$397	$899	$3,380

Ending allowance balance for loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$37	$37
Ending allowance balance for loans collectively evaluated for impairment	$420	$4	$567	$101	$992	$397	$862	$3,343
Ending allowance balance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Balance of loans individually evaluated for impairment	$1,409	$-	$1,018	$967	$545	$122	$151	$4,212
Balance of loans collectively evaluated for impairment	$61,761	$830	$103,667	$13,319	$156,818	$32,543	$130,945	$499,883
Total period-end balance	$63,170	$830	$104,685	$14,286	$157,363	$32,665	$131,096	$504,095

Balance of loans acquired with deteriorated credit quality	$1,477	$-	$996	$967	$545	$-	$47	$4,032

Impaired Loans

The Company considers a loan to be impaired when, based on current information and events, the Company determines that it will not be able to collect all amounts due according to the loan agreement, including scheduled interest payments. Determination of impairment is treated the same across all classes of loans. When the Company identifies a loan as impaired, it measures the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loans is the operation or liquidation of the collateral. In these cases when foreclosure is probable, the Company uses the current fair value of the collateral, less selling costs, instead of discounted cash flows. If the Company determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), the Company recognizes impairment through an allowance estimate or a charge-off recorded against the allowance.

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

	As of and for the nine months ended September 30, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction and development	$1,408	$1,400	$-	$1,417	$40
1-4 Family residential	1,637	1,634	-	1,711	61
Multifamily	1,064	1,058	-	1,028	49
Nonfarm, nonresidential	262	260	-	270	10
Total mortgage loans on real estate	4,371	4,352	-	4,426	160
Commercial and industrial	192	189	-	362	-
Consumer	72	71	-	78	5
Total	4,635	4,612	-	4,866	165

With related allowance recorded:
Consumer	234	234	75	241	4
Total	234	234	75	241	4

Total loans:
Construction and development	1,408	1,400	-	1,417	40
1-4 Family residential	1,637	1,634	-	1,711	61
Multifamily	1,064	1,058	-	1,028	49
Nonfarm, nonresidential	262	260	-	270	10
Total mortgage loans on real estate	4,371	4,352	-	4,426	160
Commercial and industrial	192	189	-	362	-
Consumer	306	305	75	319	9
Total	$4,869	$4,846	$75	$5,107	$169

	As of and for the year ended December 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction and development	$1,649	$1,409	$-	$1,425	$25
1-4 Family residential	1,040	1,018	-	1,025	45
Multifamily	969	967	-	910	671
Nonfarm, nonresidential	555	545	-	563	19
Total mortgage loans on real estate	4,213	3,939	-	3,923	760
Commercial and industrial	140	122	-	133	-
Consumer	21	18	-	76	2
Total	4,374	4,079	-	4,132	762

With related allowance recorded:
Consumer	136	133	37	138	5
Total	136	133	37	138	5

Total loans:
Construction and development	1,649	1,409	-	1,425	25
1-4 Family residential	1,040	1,018	-	1,025	45
Multifamily	969	967	-	910	671
Nonfarm, nonresidential	555	545	-	563	19
Total mortgage loans on real estate	4,213	3,939	-	3,923	760
Commercial and industrial	140	122	-	133	-
Consumer	157	151	37	214	7
Total	$4,510	$4,212	$37	$4,270	$767

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). The Company strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before such loans reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where the Company grants the borrower new terms that provide for a reduction of either interest or principal, the Company measures any impairment on the restructuring as previously noted for impaired loans.

Loans classified as TDRs, consisting of seven credits, totaled approximately $903,000 at September 30, 2014 compared to four credits totaling approximately $815,000 at December 31, 2013. All of the Company’s TDRs were acquired from FCB. All seven credits were considered TDRs due to modification of terms through adjustments to maturity, and all are currently performing in accordance with their modified terms.

The following table presents the TDR pre- and post-modification outstanding recorded investments by loan categories as of the dates presented (dollars in thousands):

	September 30, 2014			December 31, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled debt restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Other construction loans	4	$499	$499	2	$454	$454
Commercial real estate: non-owner occupied	1	356	356	1	358	358
Commercial and industrial	1	2	2	1	3	3
Consumer	1	46	46	0	-	-
		$903	$903		$815	$815

NOTE 6. STOCK-BASED COMPENSATION

Equity Incentive Plan. The Company’s 2014 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity grants and awards, such as restricted stock, stock options and stock appreciation rights to eligible participants, which include all of our employees and our non-employee directors. The Plan has reserved 600,000 shares of common stock for grant, award or issuance to directors and employees, including shares underlying granted options. The Plan is administered by the Compensation Committee of our Board of Directors, which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, grants and awards will be made. The Compensation Committee, in its discretion, may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee may approve the terms of grants and awards to our executive officers.

Stock Options

The Company uses a Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. Stock option expense in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2014 was $31,000. There was no stock option expense recognized for the three and nine months ended September 30, 2013.

The following assumptions were used for the 216,000 options granted during the three and nine months ended September 30:

2014
Expected dividends	0.36%
Expected volatility	19.01%
Risk-free interest rate	2.17%
Expected term (in years)	7.0
Weighted-average grant date fair value	$3.44

At September 30, 2014, there was $0.7 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 5.75 years.

The following table represents the activity related to stock options during the periods indicated.

			Weighted
			Average
		Weighted	Remaining
Stock Options		Average	Contractual
	Shares	Price	Term (Years)
Outstanding at December 31, 2013	22,811	$13.33	4.88
Issued	216,000	14.00
Forfeited	-	-
Exercised	-	-
Outstanding at September 30, 2014 (Unaudited)	238,811	$13.94	9.21
Exercisable options at September 30, 2014	22,811	$13.33	4.13

At September 30, 2014, the shares underlying outstanding stock options and underlying exercisable stock options had no aggregate intrinsic value.

Time Vested Restricted Stock Awards

The Company has issued shares of time vested restricted stock with vesting terms ranging from one to six years. The total share-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the grant date applied to the total number of shares awarded and is amortized over the vesting period.

The following table presents the time vested restricted stock award activity for 2014:

		Weighted Avg
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2013	44,090	$13.99
Granted	9,917	14.00
Forfeited	-	-
Vested	(12,264)	13.98
Outstanding at September 30, 2014 (Unaudited)	41,743	$14.00

At September 30, 2014, there was $0.5 million of unrecognized compensation cost related to time vested restricted stock awards that is expected to be recognized over a weighted average period of 3.96 years.

NOTE 7. DERIVATIVE – INTEREST RATE SWAP

On August 7, 2014, the Bank entered into a forward starting interest rate swap contract to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1 month LIBOR associated with the forecasted issuances of 1 month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is five years. The total notional amount of the derivative contract is $10.0 million.

For the three months ended September 30, 2014, a loss of $5,000 has been recognized in other comprehensive (loss) income in the accompanying consolidated statement of other comprehensive income for the change in fair value of the interest rate swap. The swap contract had a negative fair value of $5,000 as of September 30, 2014 and has been recorded in other liabilities in the accompanying consolidated balance sheet. The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings if the hedge transaction becomes probable of not occurring. The Bank expects the hedge to remain fully effective during the remaining term of the swap contract.

NOTE 8. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Cash and Due from Banks – For these short-term instruments, fair value is the carrying value. Cash and due from banks is classified in level 1 of the fair value hierarchy.

Federal Funds Sold/Purchased and Securities Sold Under Repurchase Agreements – The fair value is the carrying value. The Company classifies these assets in level 1 of the fair value hierarchy.

Loans – For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar instruments sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (for example, commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using market interest rates for comparable loans. Fair values for nonperforming loans, which are loans for which the accrual of interest has stopped or loans that are contractually 90 past due on which interest continues to accrue, are estimated using discounted cash flow analyses or underlying collateral values, where applicable. The Company classifies loans in level 3 of the fair value hierarchy.

Loans held for sale are measured using quoted market prices when available. If quoted market prices are not available, comparable market values or discounted cash flow analyses may be utilized. The Company classifies these assets in level 2 of the fair value hierarchy.

Real Estate Owned – The fair values are estimated based on recent appraisal values of the property less costs to sell the property, as real estate owned is valued at the lower of cost or fair value of the property, less estimated costs to sell. Certain inputs used in appraisals are not always observable, and therefore real estate owned may be classified in level 3 within the fair value hierarchy. When inputs are observable, these assets are classified in level 2 of the fair value hierarchy.

Accrued Interest – The carrying amounts of accrued interest approximate fair value and are classified in level 1 of the fair value hierarchy.

Deposit Liabilities – The fair values disclosed for demand deposits (for example, interest and noninterest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. These deposits are classified in level 2 of the fair value hierarchy. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits. These deposits are classified in level 3 of the fair value hierarchy.

Short-Term Borrowings – The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values and classified in level 2 of the fair value hierarchy. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on current market rates for similar types of borrowing arrangements and are classified in level 3 of the fair value hierarchy.

Long-Term Borrowings – The fair values of long-term borrowings are estimated using discounted cash flows analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is therefore classified in level 3 in the fair value hierarchy.

Commitments – The fair value of commitments to extend credit was not significant.

Derivative Instruments – The fair value for interest rate swap agreements are based upon the amounts required to settle the contracts. These derivative instruments are classified in level 2 of the fair value hierarchy.

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below; there were no liabilities measured on a recurring basis at December 31, 2013 (dollars in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Assets:
Mortgage-backed securities	$57,236	$-	$57,236	$-
Obligations of other U.S. government agencies	3,295	-	3,295	-
Obligations of state and political subdivisions	11,397	-	11,397	-
Corporate bonds	5,427	-	5,427	-
Equity mutual funds	484	484	-	-
Total assets	$77,839	$484	$77,355	$-
Liabilities:
Interest rate swap	$5		$5

December 31, 2013
Mortgage-backed securities	$34,462	$-	$34,462	$-
Obligations of other U.S. government agencies	2,210	-	2,210	-
Obligations of state and political subdivisions	14,100	-	14,100	-
Corporate bonds	4,925	-	4,925	-
Equity mutual funds	476	476	-	-
Total	$56,173	$476	$55,697	$-

Fair Value of Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below; there were no liabilities measured on a nonrecurring basis at September 30, 2014 or December 31, 2013 (dollars in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Loans held for sale	$53,306	$-	$-	$53,306
Impaired loans	4,771	-	-	4,771
Real estate owned	2,966	-	-	2,966
Total	$61,043	$-	$-	$61,043

December 31, 2013
Loans held for sale	$5,029	$-	$-	$5,029
Impaired loans	4,175	-	-	4,175
Real estate owned	3,515	-	-	3,515
Total	$12,719	$-	$-	$12,719

The estimated fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

	September 30, 2014
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$18,727	$18,727	$18,727	$-	$-
Federal funds sold	500	500	500	-	-
Investment securities	92,812	92,500	-	92,500	-
Other equity securities	3,184	3,184	-	3,184	-
Loans, net of allowance	630,419	631,830	-	-	631,830
Accrued interest receivable	1,977	1,977	1,977	-	-

Financial liabilities:
Deposits, noninterest-bearing	$72,619	$67,899	$-	$67,899	$-
Deposits, interest-bearing	548,993	546,077	-	-	546,077
FHLB short-term advances and repurchase agreements	16,155	16,155	-	16,155	-
FHLB long-term advances	34,322	34,374	-	-	34,374
Other borrowed funds-long term	3,609	3,608	-	-	3,608
Accrued interest payable	282	282	282	-	-
Interest rate swap	5	5	-	5	-

	December 31, 2013
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$27,703	$27,703	$27,703	$-	$-
Federal funds sold	500	500	500	-	-
Investment securities	62,752	62,159	476	61,833	-
Other equity securities	2,020	2,020	-	2,020	-
Loans, net of allowance	505,744	510,998	-	-	510,998
Accrued interest receivable	1,835	1,835	1,835	-	-

Financial liabilities:
Deposits, noninterest-bearing	$72,795	$72,795	$-	$72,795	$-
Deposits, interest-bearing	459,811	456,046	-	-	456,046
FHLB short-term advances and repurchase agreements	10,203	10,203	-	10,203	-
FHLB long-term advances	30,818	30,896	-	-	30,896
Other borrowed funds-long term	3,609	3,605	-	-	3,605
Accrued interest payable	285	285	285	-	-

NOTE 9. INCOME TAXES

The expense for income taxes and the effective tax rate included in the consolidated statements of operations is as follows for the periods presented (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Income tax expense	$699	$322	$1,637	$1,058
Effective tax rate	32.6%	32.3%	32.6%	26.1%

The effective tax rates differ from the statutory tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and the bargain purchase gain recognized upon the acquisition of FCB in May 2013.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, which are not included in the accompanying financial statements.

Commitments to extend credit are agreements to lend money with fixed expiration dates or termination clauses. The Company applies the same credit standards used in the lending process when extending these commitments, and periodically reassesses the customer’s creditworthiness through ongoing credit reviews. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral is obtained based on the Company’s assessment of the transaction. Essentially all letters of credit issued have expiration dates within one year. At September 30, 2014 and December 31, 2013, the Company’s commitments to extend credit totaled approximately $93.9 million and $67.1 million, respectively.

The Company is required to maintain average reserves at the Federal Reserve Bank. There were approximately $11.9 million and $4.6 million in required reserves at September 30, 2014 and December 31, 2013, respectively.

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

Discussion and Analysis of Financial Condition

Total assets were $784.6 million at September 30, 2014, an increase of 23.6% from total assets of $634.9 million at December 31, 2013.

Loans

General. Loans, excluding loans held for sale, constitute our most significant asset, comprising 74.1% and 79.4% of our total assets at September 30, 2014 and December 31, 2013, respectively. Loans, excluding loans held for sale, increased $77.3 million, or 15.3%, to $581.4 million at September 30, 2014 from $504.1 million at December 31, 2013 as a result of organic loan growth in our markets. The table below sets forth the balance of loans, excluding loans held for sale, outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Mortgage loans on real estate:
Construction and land development	$62,342	10.72%	$63,170	12.53%
1-4 Family	131,953	22.69	104,685	20.77
Multifamily	16,665	2.87	14,286	2.83
Farmland	2,249	0.39	830	0.17
Nonfarm, nonresidential	208,868	35.92	157,363	31.22
Commercial and industrial	44,299	7.62	32,665	6.48
Consumer	115,065	19.79	131,096	26.00
Total loans	$581,441	100%	$504,095	100%

The following table sets forth loans outstanding at September 30, 2014, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less.

(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Mortgage loans on real estate:
Construction and land development	$40,546	$16,673	$3,324	$1,799	$-	$62,342
1-4 Family	10,176	23,291	35,698	25,751	37,037	131,953
Multifamily	3,478	9,976	2,100	1,111	-	16,665
Farmland	55	-	727	1,467	-	2,249
Nonfarm, nonresidential	15,528	74,915	80,355	37,494	576	208,868
Commercial and industrial	10,608	14,518	16,617	2,556	-	44,299
Consumer	1,859	69,737	43,109	360	-	115,065
Total loans	$82,250	$209,110	$181,930	$70,538	$37,613	$581,441

Loans Held for Sale. Loans held for sale increased $48.3 million, or 960.0%, to $53.3 million at September 30, 2014 from $5.0 million at December 31, 2013. The increase is primarily due to $50.0 million of consumer loans (primarily consisting of indirect auto loans) being classified as held for sale at September 30, 2014. No consumer loans were classified as held for sale at December 31, 2013. In the first nine months of 2014, we originated $51.6 million and $95.8 million in mortgage loans and consumer loans for sale, respectively, as compared to $72.4 million and $8.3 million in mortgage loans and consumer loans for sale, respectively, originated in the first nine months of 2013.

During the latter half of 2013 and continuing into the third quarter of 2014, mortgage rates began to increase, resulting in a decline in originations. As these rates are expected to remain elevated in 2014 relative to their historic lows in the past two years, we do not expect significant growth in mortgage originations.

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

We also sell pools of our consumer loans in order to manage our concentration in consumer loans as well as to generate liquidity. During the three and nine months ended September 30, 2014, we recognized gains from the sales of consumer loan pools of $0.7 million and $1.4 million, respectively. We did not begin selling consumer loan pools until the second quarter of 2013 and recognized a gain of approximately $86,000 and $138,000 for the three and nine months ended September 30, 2013.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At each of September 30, 2014 and December 31, 2013, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities totaled $92.8 million at September 30, 2014, an increase of $30.0 million, or 47.9%, from $62.8 million at December 31, 2013. Our increase in investment securities at September 30, 2014 compared to December 31, 2013 was primarily due to our investment of cash not used in our lending activities into investment securities.

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

The following table shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio at the dates indicated (dollars in thousands):

	September 30, 2014		December 31, 2013
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. government agencies and corporations	$7,272	7.84%	$6,182	9.85%
Mortgage-backed securities	60,861	65.57	37,069	59.07
Obligations of state and political subdivisions	18,768	20.22	14,100	22.47
Equity mutual funds	484	0.52	476	0.76
Corporate bonds	5,427	5.85	4,925	7.85
Total	$92,812	100.00%	$62,752	100.00%

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

The following table sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio as of September 30, 2014 (dollars in thousands):

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of other U.S. government agencies and corporations	$-	-	$-	-	$-	-	$3,977	2.21%
Mortgage-backed securities	-	-	-	-	-	-	3,625	2.56%
Obligations of states and political subdivisions	-	-	-	-	-	-	7,371	4.33%
Available for sale:		-		-
Obligations of other U.S. government agencies and corporations	-	-	-	-	498	2.83%	2,786	2.05%
Mortgage-backed securities	-	-	502	2.07%	8,028	1.82%	48,682	2.22%
Obligations of states and political subdivisions	101	1.21%	471	2.11%	5,330	3.19%	5,444	3.46%
Corporate bonds	-	-	900	1.19%	4,517	2.26%	-	-
	$101		$1,873		$18,373		$71,885

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities.

Premises and Equipment

Bank premises and equipment increased $3.2 million, or 12.8%, to $27.9 million at September 30, 2014 from $24.7 million at December 31, 2013. Our acquisition of a parcel of land in Lafayette, Louisiana for a potential future branch location, the purchase of a parcel of land in Prairieville, Louisiana to relocate an existing branch and the construction of a new branch in Baton Rouge, Louisiana that opened in the third quarter of 2014 are the primary reasons for this increase.

Deferred Tax Asset

At September 30, 2014, our deferred tax asset was $1.1 million compared to $1.2 million at December 31, 2013. The deferred tax asset is due to a net operating loss acquired in the First Community Bank (“FCB”) acquisition and the non-deductibility of the loan loss provision for tax purposes. The Company assesses the recoverability of its deferred tax asset quarterly, and the current and projected level of taxable income provides for the ultimate realization of the carrying value of its deferred tax asset.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$72,619	11.68%	$72,795	13.67%
NOW accounts	108,659	17.48	77,190	14.49
Money market deposit accounts	77,801	12.52	67,006	12.58
Savings accounts	53,477	8.60	52,177	9.80
Time deposits	309,056	49.72	263,438	49.46
Total deposits	$621,612	100.00%	$532,606	100.00%

Total deposits at September 30, 2014 were $621.6 million, an increase of $89.0 million, or 16.7%, from December 31, 2013. Total noninterest-bearing demand deposits at December 31, 2013 were slightly inflated by a $14.0 million short term deposit made by a commercial customer in late December 2013 that was fully withdrawn in January 2014. With respect to the remainder of our deposit growth, the increase in total deposits was driven primarily by an increase in NOW accounts of $31.5 million, or 40.8%, an increase of $13.8 million, or 23.5%, in noninterest-bearing demand deposits after adjusting for the $14.0 million short term deposit, and an increase in time deposits of $45.6 million, or 17.3%, from December 31, 2013. We believe our deposit cross sell strategy continues to impact both noninterest-bearing demand deposit and NOW account growth.

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

The following table shows the maturity of certificates of deposit and other time deposits of $100,000 or more at September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Time remaining until maturity:
Three months or less	$7,981	$112	$4,296	$134
Over three months through six months	24,074	-	5,123	102
Over six months through twelve months	5,088	233	6,456	396
Over one year through three years	7,224	337	9,435	302
Over three years	1,767	122	2,861	141
	$46,134	$804	$28,171	$1,075

Borrowings

Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), a line of credit with First National Bankers Bankshares, Inc. FNBB (“FNBB”), and junior subordinated debentures. Securities sold under agreements to repurchase increased $1.9 million to $12.1 million at September 30, 2014 from $10.2 million at December 31, 2013. Our advances from the FHLB were $38.4 million at September 30, 2014, an increase of $7.6 million, or 24.7%, from FHLB advances of $30.8 million at December 31, 2013. We had no funds drawn on the line of credit with FNBB at September 30, 2014. The notes payable balance of $3.6 million at September 30, 2014 is comprised of the junior subordinated debentures that we assumed in connection with the FCB acquisition. The overall increase in borrowings was used primarily to fund loan growth.

The average balances and cost of funds of short-term borrowings at September 30, 2014 and at December 31, 2013 are summarized as follows (dollars in thousands):

	Average Balances		Cost of Funds
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Federal funds purchased and other short-term borrowings	$12,556	$19	0.50%	0.76%
Securities sold under agreements to repurchase	11,254	7,608	0.75	0.15
Total short-term borrowings	$23,810	$7,627	0.62%	0.15%

Results of Operations

Performance Summary

Three months ended September 30, 2014 vs. three months ended September 30, 2013. For the three months ended September 30, 2014, net income was $1.4 million, or $0.20 per basic share and $0.20 per diluted share, compared to net income of $0.7 million, or $0.17 per basic share and $0.16 per diluted share, for the three months ended September 30, 2013. The increase in net income is primarily attributable to a $1.8 million increase in interest and fees on loans and a $0.9 million increase in noninterest income, offset by an increase in noninterest expense. Return on average assets increased to 0.75% for the three months ended September 30, 2014 from 0.49% for the three months ended September 30, 2013 due to the increase in net income. Return on average equity was 5.72% for the three months ended September 30, 2014 as compared to 4.86% for the three months ended September 30, 2013.

Nine months ended September 30, 2014 vs. nine months ended September 30, 2013. For the nine months ended September 30, 2014, net income was $3.4 million, or $0.68 per basic share and $0.65 per diluted share, compared to net income of $3.0 million, or $0.84 per basic share and $0.78 per diluted share, for the nine months ended September 30, 2013. The increase in net income is mainly attributable to a $6.3 million increase in interest and fees on loans offset by a $4.0 million increase in noninterest expense. The Company issued 3,285,300 shares of its common stock as a result of its initial public offering completed in July 2014. The decreases in basic earnings per share and diluted earnings per share are directly attributable to the increase in the weighted average number of shares outstanding used in the calculations. Return on average assets declined to 0.64% for the nine months ended September 30, 2014 from 0.86% for nine months ended September 30, 2013 due to a $237.5 million increase in average assets primarily attributable to loan growth, the investment in infrastructure to enter the Lafayette region in the fourth quarter of 2013, and the inclusion of a nonrecurring bargain purchase gain of $0.9 million recognized upon the acquisition of FCB in May 2013. Return on average equity was 6.34% for the nine months ended September 30, 2014 as compared to 7.99% for the nine months ended September 30, 2013. The decrease in return on average equity is a result of a $21.5 million increase in average equity mainly attributable to the completion of the Company’s initial public offering.

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

The primary factors affecting net interest margin are changes in interest rates, competition and the shape of the interest rate yield curve. The decline in interest rates since 2008 has put significant downward pressure on net interest margin over the past few years. Each rate reduction in interest rate indices and, in particular, the prime rate, rates paid on U.S. Treasury securities and the London Interbank Offering Rate, resulted in a reduction in the yield on our variable rate loans indexed to one of these indices. However, rates on our deposits and other interest-bearing liabilities did not decline proportionally. To offset the effects on our net interest income and net interest margin from the prevailing interest rate environment, we have continued to focus our interest-earning assets in loans and shift our interest-bearing liabilities from higher-costing deposits, like certificates of deposit, to noninterest-bearing and other lower cost deposits.

Three months ended September 30, 2014 vs. three months ended September 30, 2013. Net interest income increased 32.1% to $7.0 million for the three months ended September 30, 2014 from $5.3 million for the same period in 2013. Net interest margin was 3.86% for the three months ended September 30, 2014, down 29 basis points from 4.15% for the three months ended September 30, 2013. The increase in net interest income resulted from an increase in the volume of interest-earning assets and a decrease in the cost of interest-bearing liabilities, offset by a decrease in the rate paid on interest-earning assets and an increase in the volume of interest-bearing liabilities. For the three months ended September 30, 2014, average loans increased approximately $178.4 million as compared to the same period in 2013, while average investment securities increased approximately $26.3 million. Over the same comparative period, average interest-bearing liabilities increased approximately $152.5 million. All of these changes were driven both by the impact of the assets acquired and liabilities assumed in connection with the FCB acquisition as well as organic loan and deposit growth.

Interest income was $8.2 million for the three months ended September 30, 2014 compared to $6.2 million for the same period in 2013 as a result of an increase in the volume of interest-earning assets, offset by a decrease in the rate earned on such assets. As the average balances table below illustrates, loan interest income made up substantially all of our interest income for the three months ended September 30, 2014 and 2013. Competitive factors and the prolonged low interest rate environment have contributed to a lower yield on earning assets. The overall yield on interest-earning assets decreased 37 basis points to 4.51% for the three months ended September 30, 2014 as compared to 4.88% for the same period in 2013. The loan portfolio yielded 5.00% for the three months ended September 30, 2014 as compared to 5.41% for the three months ended September 30, 2013.

Interest expense was $1.2 million for the three months ended September 30, 2014, an increase of $0.3 million compared to interest expense of $0.9 million for the three months ended September 30, 2013, as a result of an increase in the volume of interest-bearing liabilities, offset by a decrease in cost of such liabilities. The cost of interest-bearing liabilities decreased 5 basis points to 0.80% for the three months ended September 30, 2014 compared to the same period in 2013. In particular, the weighted average rate paid on certificates of deposit decreased 4 basis points during the three months ended September 30, 2014 compared to same period in 2013. The decrease in deposit rates was driven by competitive factors and the general interest rate environment, as well as our strategy to cross-sell using lower cost deposits.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended September 30, 2014 and 2013. Averages presented below are daily averages (dollars in thousands):

	Three months ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$619,356	$7,801	5.00%	$440,960	$6,014	5.41%
Securities:
Taxable	66,713	244	1.45	43,538	106	0.97
Tax-exempt	19,353	123	2.52	16,182	100	2.45
Interest-earning balances with banks	14,563	14	0.38	5,879	11	0.74
Total interest-earning assets	719,985	8,182	4.51	506,559	6,231	4.88
Cash and due from banks	6,093			5,875
Intangible assets	3,230			3,271
Other assets	37,057			31,009
Allowance for loan losses	(4,035)			(2,763)
Total assets	$762,330			$543,951

Liabilities and stockholders' equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$179,226	$279	0.62%	$120,969	$192	0.63%
Savings deposits	52,973	91	0.68	48,074	85	0.70
Time deposits	290,876	714	0.97	229,359	585	1.01
Total interest-bearing deposits	523,075	1,084	0.82	398,402	862	0.86
Short-term borrowings	23,137	12	0.21	9,666	4	0.16
Long-term debt	38,803	86	0.88	24,473	66	1.07
Total interest-bearing liabilities	585,015	1,182	0.80	432,541	932	0.85
Noninterest-bearing deposits	71,444			53,274
Other liabilities	5,803			3,132
Stockholders' equity	100,068			55,004
Total liabilities and stockholders’ equity	$762,330			$543,951
Net interest income/net interest margin		$7,000	3.86%		$5,299	4.15%
(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

The average balances of nonaccruing assets are included in the table above.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the three months ended September 30, 2014 compared to the same period in 2013 (dollars in thousands):

	Three months ended September 30, 2014 vs. three months ended September 30, 2013
	Volume	Rate	Net(1)

Interest income:
Loans	$2,433	$(646)	$1,787
Securities:
Taxable	56	82	138
Tax-exempt	20	4	24
Interest-earning balances with banks	16	(13)	3
Total interest-earning assets	2,525	(573)	1,952

Interest expense:
Interest-bearing demand deposits	93	(6)	87
Savings deposits	9	(3)	6
Time deposits	157	(28)	129
Short-term borrowings	6	3	9
Long-term debt	39	(19)	20
Total interest-bearing liabilities	304	(53)	251
Change in net interest income	$2,221	$(520)	$1,701
(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Nine months ended September 30, 2014 vs. nine months ended September 30, 2013. Net interest income increased 42.6% to $19.1 million for the nine months ended September 30, 2014 from $13.4 million for the same period in 2013. Net interest margin was 3.85% for the nine months ended September 30, 2014, down 26 basis points from 4.11% for the nine months ended September 30, 2013. The increase in net interest income resulted from an increase in the volume of interest-earning assets and a decrease in the cost of interest-bearing liabilities, offset by a decrease in the rate paid on interest-earning assets and an increase in the volume of interest-bearing liabilities. For the nine months ended September 30, 2014, average loans increased approximately $196.5 million as compared to the same period in 2013, while average investment securities increased approximately $23.1 million. Over the same comparative period, average interest-bearing liabilities increased approximately $194.2 million. All of these changes were driven both by the impact of the assets acquired and liabilities assumed in connection with the FCB acquisition as well as organic loan and deposit growth.

Interest income was $22.5 million for the nine months ended September 30, 2014 compared to $15.9 million for the same period in 2013 as a result of an increase in the volume of interest-earning assets, offset by a decrease in the rate paid on such assets. As the average balances table below illustrates, loan interest income made up substantially all of our interest income for the nine months ended September 30, 2014 and 2013. Competitive factors and the prolonged low interest rate environment contributed to a lower yield on earning assets. The overall yield on interest-earning assets decreased 32 basis points to 4.55% for the nine months ended September 30, 2014 as compared to 4.87% for the same period in 2013. The loan portfolio yielded 5.01% for the nine months ended September 30, 2014 as compared to 5.40% for the nine months ended September 30, 2013.

Interest expense was $3.4 million for the nine months ended September 30, 2014, an increase of $0.9 million compared to interest expense of $2.5 million for the nine months ended September 30, 2013, as a result of an increase in the volume of interest-bearing liabilities, offset by a decrease in the cost of such liabilities. The cost of interest-bearing liabilities decreased 8 basis points to 0.81% for the nine months ended September 30, 2014 compared to the same period in 2013. In particular, the weighted average rate paid on certificates of deposit decreased 8 basis points during the nine months ended September 30, 2014 compared to same period in 2013. The decrease in deposit rates was driven by competitive factors and the general interest rate environment, as well as our strategy to cross-sell using lower cost deposits.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the nine months ended September 30, 2014 and 2013. Averages presented below are daily averages (dollars in thousands):

	Nine months ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$576,280	$21,595	5.01%	$379,769	$15,331	5.40%
Securities:
Taxable	58,779	623	1.42	37,354	247	0.88
Tax-exempt	16,272	294	2.42	14,636	267	2.44
Interest-earning balances with banks	11,833	34	0.38	4,011	22	0.73
Total interest-earning assets	663,164	22,546	4.55	435,770	15,867	4.87
Cash and due from banks	5,790			4,698
Intangible assets	3,240			3,078
Other assets	35,667			25,865
Allowance for loan losses	(3,683)			(2,718)
Total assets	$704,178			$466,693

Liabilities and stockholders' equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$168,309	$783	0.62%	$105,214	$510	0.65%
Savings deposits	52,439	269	0.69	39,966	208	0.70
Time deposits	281,822	2,085	0.99	195,766	1,566	1.07
Total interest-bearing deposits	502,570	3,137	0.83	340,946	2,284	0.90
Short-term borrowings	23,810	36	0.20	6,790	9	0.18
Long-term debt	37,079	256	0.92	21,530	165	1.02
Total interest-bearing liabilities	563,459	3,429	0.81	369,266	2,458	0.89
Noninterest-bearing deposits	65,080			44,482
Other liabilities	4,157			2,909
Stockholders' equity	71,482			50,036
Total liabilities and stockholders’ equity	$704,178			$466,693
Net interest income/net interest margin		$19,117	3.85%		$13,409	4.11%
(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

The average balances of nonaccruing assets are included in the table above.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the nine months ended September 30, 2014 compared to the same period in 2013 (dollars in thousands):

	Nine months ended September 30, 2014 vs. Nine months ended September 30, 2013
	Volume	Rate	Net(1)

Interest income:
Loans	$7,933	$(1,669)	$6,264
Securities:
Taxable	141	234	375
Tax-exempt	30	(3)	27
Interest-earning balances with banks	43	(31)	12
Total interest-earning assets	8,147	(1,469)	6,678

Interest expense:
Interest-bearing demand deposits	306	(33)	273
Savings deposits	65	(4)	61
Time deposits	688	(169)	519
Short-term borrowings	22	4	26
Long-term debt	119	(28)	91
Total interest-bearing liabilities	1,200	(230)	970
Change in net interest income	$6,947	$(1,239)	$5,708
(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Noninterest Income

Noninterest income includes, among other things, fees generated from our deposit services and in connection with our mortgage loan activities, securities gains, gains on sale of consumer loans and a nonrecurring bargain purchase gain resulting from the FCB acquisition in May 2013. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.

Three months ended September 30, 2014 vs. three months ended September 30, 2013. Total noninterest income increased $1.0 million, or 91.5%, to $2.0 million for the three months ended September 30, 2014 compared to $1.0 million for the three months ended September 30, 2013. This increase resulted primarily from an increase of $0.6 million in gain on sale of consumer loans and an increase of $0.2 million in gain on sale of real estate owned.

Gain on sale of loans is our largest component of noninterest income for the three months ended September 30, 2014. The increase of $0.6 million, or 729.1%, to $0.7 million compared to $86,000 for the three months ended September 30, 2013 was generated by increased originations and sales of pools of our consumer loans. We expect to continue to sell pools of our consumer loans quarterly as part of our ongoing loan portfolio management.

Service charges on deposit accounts include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item charges and overdraft fees. Service charges on deposits increased 26.9% to $85,000 for the three months ended September 30, 2014 as compared to $67,000 for the same period in 2013. The increase can be attributed to increased deposits resulting from the FCB acquisition as well as organic deposit growth.

Fee income on mortgage loans held for sale decreased to $0.5 million for the three months ended September 30, 2014 from $0.6 million for the same period in 2013, as originations of mortgage loans held for sale decreased. The decrease in such fee income, as well as our originations of mortgage loans held for sale, is due to an industry-wide increase in mortgage loan rates in the latter half of 2013 that has continued into the third quarter of 2014.

Other operating income was $0.3 million for the three months ended September 30, 2014 compared to $0.2 million for the same period in 2013. Other operating income consists of interchange fees, ATM surcharge income, loan servicing fees and rental income.

Nine months ended September 30, 2014 vs. nine months ended September 30, 2013. Total noninterest income increased $0.1 million, or 3.4%, to $4.5 million for the nine months ended September 30, 2014 compared to $4.4 million for the nine months ended September 30, 2013. Noninterest income for the nine months ended September 30, 2013 included a $0.9 million bargain purchase gain. Excluding the bargain purchase gain, the $1.0 million increase in noninterest income was mainly attributable to an increase in gain on sale of consumer loans and other operating income, offset by a decrease in fee income on mortgage loans held for sale.

Fee income on mortgage loans held for sale is the largest component of our noninterest income for the nine months ended September 30, 2014. These fees decreased $0.7 million to $1.6 million for the nine months ended September 30, 2014 from $2.3 million for the same period in 2013 for the same reasons as discussed above with respect to the three months ended September 30, 2014.

The gain on the sale of loans other than mortgage loans for the nine months ended September 30, 2014 was $1.4 million as compared to $0.1 million for the nine months ended September 30, 2013. The gain was generated by sales of pools of our consumer loans. We expect to continue to sell pools of our consumer loans quarterly as part of our ongoing loan portfolio management.

Service charges on deposit accounts include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item charges and overdraft fees. Service charges on deposits increased 44.4% to $221,000 for the nine months ended September 30, 2014 as compared to $153,000 for the same period in 2013. The increase can be attributed to increased deposits resulting from the FCB acquisition as well as organic deposit growth.

Gains on the sale of investment securities for the nine months ended September 30, 2014 decreased $0.1 million, or 33.7%, to $0.2 million from $0.3 million for the same period in 2013. The Company sells investment securities held as available for sale to fund loan demand, manage its asset/liability sensitivity or for other business purposes.

Other operating income was $0.8 million for the nine months ended September 30, 2014 compared to $0.4 million for the same period in 2013. Other operating income consists of interchange fees, ATM surcharge income, loan servicing fees and rental income.

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

Three months ended September 30, 2014 vs. three months ended September 30, 2013. Total noninterest expense was $6.3 million for the three months ended September 30, 2014, an increase of $1.1 million, or 21.0%, from $5.2 million for the same period in 2013. This increase was primarily a result of increased costs associated with expansion into the Lafayette market including the opening of our Lafayette branch in the fourth quarter of 2013, the opening of our Highland Road branch in Baton Rouge during the third quarter of 2014 and our organic growth.

Nine months ended September 30, 2014 vs. nine months ended September 30, 2013. Total noninterest expense was $17.4 million for the nine months ended September 30, 2014, an increase of $4.0 million, or 30.0%, from $13.4 million for the same period in 2013. This increase was primarily a result of increased costs associated with the addition of two branches and additional employees upon the completion of the FCB merger in the second quarter of 2013, the expansion into the Lafayette market including the opening of the Lafayette branch in the fourth quarter of 2013, the opening of the Highland Road branch in Baton Rouge during the third quarter of 2014 and our organic growth.

Income Tax Expense

Income tax expense for the three months ended September 30, 2014 was $0.7 million, an increase of $0.4 million from $0.3 million for the three months ended September 30, 2013. The effective tax rate for the three months ending September 30, 2014 and 2013 was 32.6% and 32.3%, respectively.

Income tax expense for the nine months ended September 30, 2014 was $1.6 million, an increase of $0.5 million from $1.1 million for the nine months ended September 30, 2013. The effective tax rate for the nine months ending September 30, 2014 and 2013 was 32.6% and 26.1%, respectively.

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

At September 30, 2014 and December 31, 2013, there were no loans classified as Doubtful or Loss, while there were $4.8 million and $4.2 million of loans classified as Substandard at September 30, 2014 and December 31, 2013, respectively, and $0.6 million and $1.2 million, respectively, of loans classified as Special Mention as of such dates. Of the $5.4 million in total Substandard and Special Mention loans at September 30, 2014, $4.3 million were acquired in the FCB acquisition and marked to fair value at the time of their acquisition, while $4.9 million of the $5.4 million of total Substandard and Special Mention loans at December 31, 2013 were acquired in the FCB acquisition and marked to fair value.

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

If our collection efforts are unsuccessful, collateral securing loans may be repossessed and sold or, for loans secured by real estate, foreclosure proceedings initiated. The collateral is sold at public auction for fair market value (based upon recent appraisals), with fees associated with the foreclosure being deducted from the sales price. The purchase price is applied to the outstanding loan balance. If the loan balance is greater than the sales proceeds, the deficient balance is charged-off.

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $4.3 million at September 30, 2014, an increase from $3.4 million at December 31, 2013, as we increased our loan loss provisioning to reflect our organic loan growth.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Determination of impairment is treated the same across all classes of loans. Impairment is measured on a loan-by-loan basis for, among others, all loans of $500,000 or greater, nonaccrual loans and a sample of loans between $250,000 – $500,000. When we identify a loan as impaired, we measure the extent of the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loans is the operation or liquidation of the collateral. In these cases when foreclosure is probable, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. For real estate collateral, the fair value of the collateral is based upon a recent appraisal by a qualified and licensed appraiser. If we determine that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), we recognize impairment through an allowance estimate or a charge-off recorded against the allowance. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual, contractual interest is credited to interest income when received, under the cash basis method.

Impaired loans at September 30, 2014 were $4.8 million, including impaired loans acquired in the FCB acquisition in the amount of $4.0 million, and $4.2 million, including impaired loans acquired in the FCB acquisition in the amount of $3.8 million, at December 31, 2013. At September 30, 2014 and December 31, 2013, $75,000 and $37,000, respectively, of the allowance for loan losses was specifically allocated to impaired loans.

The provision for loan losses is a charge to income in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the three months ended September 30, 2014 and 2013, the provision for loan losses was $0.5 million and $0.1 million, respectively. For the nine months ended September 30, 2014, the provision for loan losses was $1.2 million, an increase of $0.9 million from $0.3 million during the same period in 2013. The increases over both periods are due primarily to the overall growth in our loan portfolio, including our commercial real estate loans.

Acquired loans that are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. Acquired FCB loans had a carrying value of $78.4 million and a fair value of $77.5 million on the acquisition date. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. Because ASC 310-30 does not permit carry over or recognition of an allowance for loan losses, we may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses if future cash flows deteriorate below initial projections. There was no provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 for the three and nine months ended September 30, 2014 and 2013.

The following table presents the allocation of the allowance for loan losses by loan category at the dates indicated (dollars in thousands):

	September 30, 2014	December 31, 2013
Mortgage loans on real estate:
Construction and development	$581	$420
1-4 family	742	567
Multifamily	114	101
Farmland	11	4
Nonfarm, nonresidential	1,790	992
Commercial and industrial	284	397
Consumer	806	899
Total	$4,328	$3,380

The following table presents the amount of the allowance for loan losses allocated to each loan category as a percentage of total loans at the dates indicated:

	September 30, 2014	December 31, 2013
Mortgage loans on real estate:
Construction and development	0.09%	0.08%
1-4 Family	0.13	0.11
Multifamily	0.02	0.02
Farmland	-	-
Nonfarm, nonresidential	0.31	0.20
Commercial and industrial	0.05	0.08
Consumer	0.14	0.18
Total	0.74%	0.67%

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Allowance at beginning of period	$3,882	$2,760	$3,380	$2,722
Provision for loan losses	505	108	1,198	340
Charge-offs:
Mortgage loans on real estate:
Construction and development	-	-	-	-
1-4 Family	(35)	9	(65)	-
Multifamily	-	-	-	-
Farmland	-	-	-	-
Nonfarm, nonresidential	-	-	(3)	-
Commercial and industrial	-	1	(16)	(118)
Consumer	(68)	(73)	(237)	(145)
Total charge-offs	(103)	(63)	(321)	(263)
Recoveries
Mortgage loans on real estate:
Construction and development	-	-	1	-
1-4 Family	1	1	2	2
Multifamily	-	-	-	-
Farmland	-	-	-	-
Nonfarm, nonresidential	1	-	1	-
Commercial and industrial	16	-	16	-
Consumer	26	6	51	11
Total recoveries	44	7	71	13
Net charge-offs	(59)	(56)	(250)	(250)
Balance at end of period	$4,328	$2,812	$4,328	$2,812

Net charge-offs to:
Loans - average	0.01%	0.01%	0.04%	0.06%
Allowance for loan losses	1.36%	1.99%	5.78%	8.89%
Allowance for loan losses to:
Total loans	0.74%	0.63%	0.74%	0.63%
Nonperforming loans	296.01%	138.30%	296.01%	138.30%

The allowance for loan losses to total loans ratio increased to 0.74% at September 30, 2014 compared to 0.63% at September 30, 2013. The allowance for loan losses to nonperforming loans ratio increased to 296.01% at September 30, 2014 from 138.30% at September 30, 2013.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the three and nine months ended September 30, 2014 were $0.1 million and $0.3 million, respectively, equal to 0.01% and 0.04%, respectively, of our average loan balance as of such dates. Net charge-offs for the three and nine months ended September 30, 2013 were $0.1 million and $0.3 million, respectively, equal to 0.01% and 0.06%, respectively, of our average loan balance as of such dates. For the three and nine months ended September 30, 2014 and September 30, 2013, the majority of our charge-offs were consumer loans. Net charge-offs of our consumer loans as a percentage of average consumer loans for the three and nine months ended September 30, 2014 were 0.04% and 0.12% for both periods, while net charge-offs of our consumer loans as a percentage of average consumer loans for the three and nine months ended September 30, 2013 were 0.06% and 0.12%, respectively. Through September 30, 2014, we have charged off an aggregate of $95,000 of loans that we acquired in connection with our FCB acquisition.

Management believes the allowance for loan losses at September 30, 2014 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially, adversely affected to the extent that the allowance is insufficient to cover such changes or events.

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

All of our restructured loans, consisting of seven credits, were acquired from FCB. All seven credits were considered restructured loans due to a modification of term through adjustments to maturity. As of September 30, 2014, there have been no subsequent defaults on our restructured loans.

The following table shows the principal amounts of nonperforming and restructured loans as of September 30, 2014 and December 31, 2013. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands):

	September 30, 2014	December 31, 2013
Nonaccrual loans	$1,462	$1,489
Accruing loans past due 90 days or more	-	-
Total nonperforming loans	1,462	1,489
Restructured loans	903	815
Total nonperforming and restructured loans	$2,365	$2,304
Interest income recognized on nonaccruing and restructured loans	56	100
Interest income foregone on nonaccruing and restructured loans	98	281

Of our total nonaccrual loans at September 30, 2014 and December 31, 2013, $0.7 million and $1.2 million, respectively, were acquired in the FCB acquisition. Nonperforming loans outstanding represented 0.25% of total loans at September 30, 2014. Nonperforming loans other than those acquired through an acquisition represented 0.13% and nonperforming acquired loans represented 0.12% of total loans at such date. Nonperforming loans outstanding, including acquired loans, represented 0.30% of total loans at December 31, 2013.

Real Estate Owned. Real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Real estate owned with a cost basis of $0.5 million and $1.0 million was sold during the three and nine months ended September 30, 2014, respectively, resulting in a net gain of $0.2 for the periods. For the three and nine months ended September 30, 2013, real estate owned with a cost basis of $48,000 and $0.6 million was sold resulting in a net gain of $6,000 and $0.1 million for the respective period.

At September 30, 2014, $1.4 million of our real estate owned was related to our acquisition of FCB compared to $1.6 million at December 31, 2013. In connection with our acquisition of FCB, the Bank agreed to share with the former FCB shareholders the proceeds that we receive in connection with the sale of one piece of property, which had a carrying value and a fair market value of $600,000 and $637,000 as of September 30, 2014 and December 31, 2013, respectively. Under this arrangement, if this property is sold within four years of the closing date of our acquisition of FCB, then we are entitled to retain the first $714,000 of the sale proceeds plus an amount necessary to cover our selling expenses, with the remaining proceeds, if any, to be paid to former FCB shareholders. After the fourth anniversary of the closing date, which is May 1, 2017, we are entitled to retain all sales proceeds arising upon the sale of this property.

The following table provides details of our real estate owned as of the dates indicated (dollars in thousands):

	September 30, 2014	December 31, 2013

Construction and development	$2,322	$2,353
1-4 Family	644	812
Multifamily	-	350
Nonfarm, nonresidential	-	-
Total real estate owned	$2,966	$3,515

Changes in real estate owned were as follows for the periods presented (dollars in thousands):

	Nine months ended	Year ended
	September 30, 2014	December 31, 2013
Balance, beginning of period	$3,515	$2,276
Transfers from loans	-	465
Transfers from acquired loans	706	822
Acquired real estate owned	-	1,718
Sales of real estate owned	(1,047)	(1,645)
Write-downs	(208)	(121)
Balance, end of period	$2,966	$3,515

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At September 30, 2014 and December 31, 2013 the Bank was within the policy guidelines.

The following table depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels for the period presented:

Nine months ended September 30, 2014
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+400	(10.26)%
+300	(7.37)%
+200	(4.07)%
+100	(2.20)%
-100	1.10%
-200	(2.41)%
-300	(6.35)%
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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At September 30, 2014 and December 31, 2013, 79.1% and 82.2% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings (such as FHLB advances), which impacts their liquidity. At September 30, 2014, securities with a carrying value of $70.6 million were pledged to secure deposits or borrowings, compared to $41.7 million in pledged securities as of December 31, 2013.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2014, the balance of our outstanding advances with the FHLB was $38.4 million, an increase from $30.8 million at December 31, 2013. The total amount of the remaining credit available to us from the FHLB at September 30, 2014 was $224.3 million. Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by U.S. Treasury and agency securities. We had $12.1 million of repurchase agreements outstanding as of September 30, 2014, compared to $10.2 million of outstanding repurchase agreements as December 31, 2013. Finally, we maintain lines of credit with other commercial banks totaling $33.6 million. One line of credit, in the amount of $5.0 million, is secured by all of the stock of the Bank, while the other lines of credit are unsecured, uncommitted lines of credit. The lines of credit mature at various times within the next twelve months.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. We do not hold any brokered deposits, as defined for federal regulatory purposes, although we do hold QwikRate® deposits which we obtain via the internet to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At September 30, 2014, we held $55.9 million of QwikRate® deposits, an increase from $54.3 million at December 31, 2013.

The following tables presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three and nine months ended September 30, 2014 and 2013:

	Percentage of Total		Cost of Funds		Percentage of Total		Cost of Funds
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Noninterest-bearing demand	10.9%	11.0%	-%	-%	10.4%	10.8%	-%	-%
Interest-bearing demand	27.3	24.9	0.6	0.6	26.8	25.4	0.6	0.6
Savings	8.1	9.9	0.7	0.7	8.3	9.7	0.7	0.7
Time deposits	44.3	47.2	1.0	1.0	44.8	47.3	1.0	1.1
Short-term borrowings	3.5	2.0	0.2	0.2	3.8	1.6	0.2	0.2
Borrowed funds	5.9	5.0	0.9	1.1	5.9	5.2	0.9	1.0
Total deposits and borrowed funds	100.0%	100.0%	3.4%	3.6%	100.0%	100.0%	3.4%	3.6%

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

The Company and the Bank each were in compliance with all regulatory capital requirements as of September 30, 2014 and December 31, 2013. The Bank also was considered “well-capitalized” under the FDIC’s prompt corrective action regulations as of all of these dates. The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands):

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio

September 30, 2014
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$102,379	13.52%	-	-
Tier 1 capital to risk-weighted assets	$102,379	15.76%	-	-
Total capital to risk-weighted assets	$106,707	16.42%	-	-
Investar Bank:
Tier 1 capital to average assets (leverage)	$68,337	9.04%	$37,811	5.00%
Tier 1 capital to risk-weighted assets	$68,337	10.53%	$38,928	6.00%
Total capital to risk-weighted assets	$72,665	11.20%	$64,880	10.00%

December 31, 2013
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$56,056	9.53%	-	-
Tier 1 capital to risk-weighted assets	$56,056	10.85%	-	-
Total capital to risk-weighted assets	$59,436	11.51%	-	-
Investar Bank:
Tier 1 capital to average assets (leverage)	$55,894	9.50%	$29,423	5.00%
Tier 1 capital to risk-weighted assets	$55,894	10.83%	$31,174	6.00%
Total capital to risk-weighted assets	$59,274	11.48%	$51,957	10.00%

Off-Balance Sheet Transactions

The Bank entered into a forward starting interest rate swap contract to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1 month LIBOR associated with the forecasted issuances of 1 month fixed rate debt arising from a rollover strategy. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is five years. The total notional amount of the derivative contract is $10.0 million.

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

	September 30, 2014	December 31, 2013

Commitments to extend credit:
Loan commitments	$93,407	$66,698
Standby letters of credit	536	421

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

For the nine months ended September 30, 2014 and for the year ended December 31, 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended September 30, 2014:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
July 1, 2014 to July 31, 2014	1,127.92	$14.63	-	$-
August 1, 2014 to August 31, 2014	-	-	-	-
September 1, 2014 to September 30, 2014	160.00	13.52	-	-
	1,287.92	$14.49	-	$-
(1)	Represents shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.

The Company’s ability to pay dividends to its shareholders may be limited on account of the junior subordinated debentures that the Company assumed in connection with its acquisition of First Community Bank, which are senior to shares of the Company’s common stock. The Company must make payments on the junior subordinated debentures before any dividends can be paid on its common stock.

In addition, the Company’s status as a bank holding company affects its ability to pay dividends, in two ways:

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Exchange dated August 1, 2013, by and between Investar Holding Corporation and Investar Bank, as amended(1)

3.1	Restated Articles of Incorporation of Investar Holding Corporation(2)

3.2	By-laws of Investar Holding Corporation, as amended(3)

4.1	Specimen Common Stock Certificate(4)

10.1	Amendment No. 1 to the Investar Holding Corporation 2014 Long-Term Incentive Compensation Plan(5)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
(1)	Filed as exhibit 2.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(2)	Filed as exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(3)	Filed as exhibit 3.2 to the Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 of the Company filed with the SEC on June 4, 2014 and incorporated herein by reference.
(4)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(5)	Filed as exhibit 99.2 to the Registration Statement on Form S-8 of the Company filed with the SEC on October 30, 2014 and incorporated herein by reference.

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

INVESTAR HOLDING CORPORATION

Date: November 3, 2014	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2014	/s/ Rachel P. Cherco
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