Form 10-K
period 2014-12-31
Investar Holding Corp
filed 2015-03-31
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(225) 227-2222

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of July 1, 2014, was approximately $40,796,250.  The registrant has elected to use July 1, 2014, which was the initial trading date on the Nasdaq Global Market, as the calculation date because on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately-held company.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 7,268,344 shares outstanding as of March 23, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the 2015 Annual Meeting of Shareholders of Investar Holding Corporation are incorporated by reference into Part III of the Form 10-K.  Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2014.

PART I

Item 1. Business

General

Investar Holding Corporation (the “Company”), a Louisiana corporation incorporated in 2009, is a financial holding company headquartered in Baton Rouge, Louisiana. In November 2013, the Company and Investar Bank (the “Bank”), a Louisiana-chartered commercial bank, completed a share exchange with the Bank’s shareholders, resulting in the Bank becoming a wholly-owned subsidiary of the Company. In July 2014, the Company completed the issuance and sale of 3,285,300 shares of its common stock in its initial public offering, which amount includes 410,300 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares from the Company, at a public offering price of $14.00 per share.  The shares were offered pursuant to the Company’s Registration Statement on Form S-1.  After deducting underwriting commissions and offering expenses, the Company received net proceeds of $41.7 million from the sale of such shares.

Through the Bank, we offer a wide range of commercial banking products tailored to meet the needs of individuals and small to medium-sized businesses. We serve our primary markets of Baton Rouge, New Orleans, Lafayette and Hammond, Louisiana, and their surrounding metropolitan areas from our main office located in Baton Rouge and from ten additional full-service branches located throughout our market area. As of December 31, 2014, on a consolidated basis, we had total assets of $879.4 million, net loans, excluding loans held for sale, of $618.2 million, total deposits of $628.1 million, and stockholders’ equity of $103.4 million.

We believe that our markets present a significant opportunity for growth and the expansion of our franchise, both organically and through strategic acquisitions. Although the financial services industry is rapidly changing and intensely competitive, and likely to remain so, we believe that Investar Bank competes effectively as a local community bank. We believe that the Bank possesses the consistency of local leadership, the availability of local access and responsive customer service, coupled with competitively-priced products and services, necessary to successfully compete with other financial institutions for individual and small to medium-sized business customers.

The information set forth in this Annual Report on Form 10-K is as of March 31, 2015, unless otherwise indicated herein.

Operations

General.  We offer a full range of commercial and retail lending products throughout our market areas, including business loans to small to medium-sized businesses as well as loans to individuals.  Our business lending products include owner-occupied commercial real estate loans, construction loans and commercial and industrial loans, such as term loans, equipment financing and lines of credit, while our loans to individuals include first and second mortgage loans, installment loans, auto loans and lines of credit.  For business customers, we target businesses with $10 million in annual revenue or less but do not focus on any particular industry.  We also target professional organizations such as law firms, accounting firms and medical practices.

Management considers all of our operations to be aggregated in one reportable operating segment, and accordingly no separate segment disclosures are presented in this report.  Please refer to our audited consolidated financial statements and the notes thereto in Item 8, Financial Statements and Supplementary Data, for information with respect to our revenues from external customers, profit or loss and total assets for the last three years.  Neither we nor the Bank have any foreign operations.

Lending Activities.  Income generated by our lending activities represents a substantial portion of our total revenue.  For the years ended December 31, 2014, 2013 and 2012, income from our lending activities comprised 84%, 80% and 79%, respectively, of our total revenue.

Lending to Businesses.  Our lending to small to medium-sized businesses falls into three general categories:

•

Commercial real estate loans. Approximately 39% of our total loans at December 31, 2014 were commercial real estate loans, which include multifamily, farmland and nonfarm, nonresidential real estate loans, with owner-occupied loans comprising approximately 49% of the commercial real estate loan portfolio. Commercial real estate loan terms generally are ten years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 120 months, and we generally charge an origination fee. We do not offer non-recourse loans. Risks associated with commercial real estate loans include, among other things, fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. We attempt to limit risk by analyzing a borrower’s cash flow and collateral value on an ongoing basis. Also, we typically require personal guarantees from the principal owners of the property, supported by a review of their personal financial statements, as an additional means of mitigating our risk.

•

Construction and development loans. Construction and development loans, which consist of loans for the construction of commercial projects, single family residential properties and multifamily properties, accounted for approximately 11% of our total loans at December 31, 2014.  Our construction and development loans are made on both a “pre-sold” basis and on a “speculative” basis. Construction and development loans are generally made with a term of 6 to 12 months, with interest accruing at either a fixed or floating rate and paid monthly. These loans are secured by the underlying project being built.  For construction loans, loan to value ratios range from 75% to 80% of the developed/completed value, while for development loans our loan to value ratios typically will not exceed 70% to 75% of such value. Speculative loans are based on the borrower’s financial strength and cash flow position, and we disburse funds in installments based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector.

Construction lending entails significant additional risks compared to commercial real estate or residential real estate lending.  One such risk is that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and to calculate related loan-to-value ratios. We attempt to minimize the risks associated with construction lending by limiting loan-to-value ratios as described above. In addition, as to speculative development loans, we generally make such loans only to borrowers that have a positive pre-existing relationship with us.

•

Commercial and industrial loans. Commercial and industrial loans primarily consist of working capital lines of credit and equipment loans. We often make commercial loans to borrowers with whom we have previously made a commercial real estate loan. The terms of these loans vary by purpose and by type of underlying collateral.  We make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the relevant piece of equipment.  Loans to support working capital typically have terms not exceeding one year, and such loans are secured by accounts receivable or inventory. Fixed rate loans are priced based on collateral, term and amortization. The interest rate for floating rate loans is typically tied to the prime rate published in The Wall Street Journal with a floor of 4.5%. Commercial loans accounted for approximately 9% of our total loans at December 31, 2014.

Commercial lending generally involves different risks from those associated with commercial real estate lending or construction lending. Although commercial loans may be collateralized by equipment or other business assets (including real estate, if available as collateral), the repayment of these types of loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the general business conditions of the local economy and the borrower’s ability to sell its products and services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, are the chief considerations when assessing the risk of a commercial loan.  The liquidation of collateral is considered a secondary source of repayment because equipment and other business assets may, among other things, be obsolete or of limited resale value. We actively monitor certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors. We use commercial loan credit scoring models for smaller level commercial loans.

Lending to Individuals.  We make the following types of loans to our individual customers:

•

Consumer loans.  Consumer loans represented 18% of our total loans at December 31, 2014.  We make these loans (which are normally fixed-rate loans) to individuals for a variety of personal, family and household purposes, including auto loans, secured and unsecured installment and term loans, second mortgages, home equity loans and home equity lines of credit.  Because many consumer loans are secured by depreciable assets such as cars, boats and trailers, the loans are amortized over the useful life of the asset. The amortization of second mortgages generally does not exceed 15 years and the rates generally are not fixed for more than 60 months. As a general matter, in underwriting these loans, our loan officers review a borrower’s past credit history, past income level, debt history and, when applicable, cash flow, and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. A comparison of the value of the collateral, if any, to the proposed loan amount, is also a consideration in the underwriting process.  Repayment of consumer loans depends upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. A shortfall in the value of any collateral also may pose a risk of loss to us for these types of loans.

Auto loans comprised the largest component of our consumer loans and third largest component of our overall loan portfolio, representing 92% of our total consumer loans and 17% of our total loans as of December 31, 2014. We are an indirect lender for our auto loans, meaning that the loan is originated by an automobile dealership and then assigned to us. These dealerships are selected based on our review of their operating history and the dealership’s reputation in the marketplace, which we believe helps to mitigate the risks of fraud or negligence by the dealership. At all times, the decision whether or not to provide financing resides with us. Our loan officers are expected to regularly contact and visit dealers, not only to maximize the volume of loans each dealership assigns to us, but also to update the dealers about our financing capabilities and underwriting criteria for auto loans.

We focus on making prime auto loans. In underwriting auto loans, the borrower’s FICO is the chief factor that we focus on.  Absent other factors positively impacting our analysis of a borrower’s creditworthiness or the credit risk of the proposed loan, we generally do not make auto loans to borrowers with a FICO below 650.  We believe that limiting our auto loans to only borrowers with a high FICO limits our lending risk. Our approval process for indirect auto loans is automated. A dealer submits a loan application to us over the internet and, after reviewing the application, we send our approval (or rejection) of the application, together with the amount of funding and any conditions to funding, to the dealer electronically. All of our indirect auto loans are made through dealerships located in Louisiana and Mississippi, although some of these borrowers resided in, or have since moved to, other states.

•

Residential real estate. One-to-four family residential real estate loans, including second mortgage loans, comprised approximately 22% of our total loans at December 31, 2014.  Second mortgage loans in this category include only loans we make to cover the gap between the purchase price of a residence and the amount of the first mortgage; all other second mortgage loans are considered consumer loans.  Long-term fixed rate mortgages are underwritten for resale to the secondary market; however, we generally hold jumbo mortgage loans (i.e., loan amounts above $417,000) in our portfolio and sell virtually all of our remaining mortgage loans on the secondary market. Unless the borrower has private mortgage insurance, loan to value ratios do not typically exceed 80%, although some of the mortgage loans that we retain in our portfolio may have higher loan to value ratios.  We use an independent appraiser to establish collateral values.  We generate residential real estate mortgage loans through Bank referrals and contacts with real estate agents in our markets. We do not originate subprime residential real estate loans.

Deposits. We offer a broad base of deposit products and services to our individual and business clients, including savings, checking, money market and NOW accounts, debit cards and mobile banking with smartphone deposit capability as well as a variety of certificates of deposit and individual retirement accounts.  For our business clients, we offer a competitive suite of cash management products which include, but are not limited to, remote deposit capture, electronic statements, positive pay, ACH origination and wire transfer, investment sweep accounts and enhanced business internet banking.

Other Banking Services. Investar Bank’s other banking services include cashiers’ checks, direct deposit of payroll and Social Security checks, night depository, bank-by-mail, automated teller machines with deposit automation and debit cards.  We have also associated with nationwide networks of automated teller machines, enabling the Bank’s customers to use ATMs throughout Louisiana and other regions. Currently, we reimburse our customers up to $12.50 per month for any foreign ATM fees they may incur. We offer credit card and merchant card services through a correspondent bank, however, before the end of 2015, we expect to launch our own credit card product rather than use a correspondent bank.  The Bank does not offer trust services or insurance products.

Acquisition Activity

General.  To complement our organic growth strategy, from time to time, we evaluate potential acquisition opportunities.  We believe there are many banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the increasing regulatory burden.  Our management team has a long history of identifying targets, assessing and pricing risk and executing acquisitions in a creative, yet disciplined, manner.  We seek acquisitions that provide meaningful financial benefits, long-term organic growth opportunities and expense reductions, without compromising our risk profile.  Additionally, we seek banking markets with favorable competitive dynamics and potential consolidation opportunities.  All of our acquisition activity is evaluated and overseen by a standing Merger and Acquisition Committee of our board of directors.

Acquisition of South Louisiana Business Bank.  On October 1, 2011, the Bank completed its acquisition of South Louisiana Business Bank (“SLBB”), a Louisiana-chartered commercial bank with one location in Prairieville, Louisiana. The Bank acquired all of the outstanding common stock of the former SLBB shareholders for a total consideration of approximately $14.7 million in the form of 1,069,065 shares of Bank common stock. Including the effect of purchase accounting adjustments, the Bank acquired assets with a fair value of $50.9 million, including loans with a fair value of $31.5 million, and assumed $38.6 million in deposits. The fair value of net assets acquired including identifiable intangible assets was approximately $12.0 million. Goodwill of approximately $2.7 million was recognized on the acquisition date.

Acquisition of First Community Bank.  On May 1, 2013, the Bank completed its acquisition of First Community Bank (“FCB”), a Louisiana-chartered commercial bank headquartered in Hammond, Louisiana with one branch in Mandeville, Louisiana.  The Bank acquired all of the outstanding common stock of the former FCB shareholders for a total consideration of approximately $4.5 million in the form of 320,774 shares of Bank common stock.  Including the effect of purchase accounting adjustments, the Bank acquired assets with a fair value of $99.2 million, including loans with a fair value of $77.5 million, assumed $86.5 million in deposits and recognized a $0.9 million bargain purchase gain.

Competition

We face competition in all major product and geographic areas in which we conduct our operations. Through the Bank, we compete for available loans and deposits with state, regional and national banks, as well as savings and loan associations, credit unions, finance companies, mortgage companies, insurance companies, brokerage firms and investment companies. All of these institutions compete in the delivery of services and products through availability, quality and pricing, both with respect to interest rates on loans and deposits and fees charged for banking services. Many of our competitors are larger and have substantially greater resources than we do, including higher total assets and capitalization, greater access to capital markets and a broader offering of financial services. As larger institutions, many of our competitors can offer more attractive pricing than we can offer and have more extensive branch networks from which they can offer their financial services products.

While we continually strive to offer competitive pricing for our banking products, we believe that our community bank approach to customers, focusing on quality customer service and maintaining strong customer relationships affords us the best opportunity to successfully compete with other institutions. In addition, as a smaller institution, we think we can be flexible in developing and implementing new products and services, especially in the online banking area. Further, in recent years there has been consolidation activity involving banks with a presence in our markets. In our view, mergers and other business combinations within our markets provide us with growth opportunities. Many acquisitions, especially when local institutions are acquired by institutions based outside our markets, result not only in customer disruption but also in a loss of market knowledge and relationships that we believe provide us the opportunity to acquire customers seeking a personalized approach to banking. Furthermore, acquisition activity typically creates opportunities to hire talented personnel from the combining institutions.

The following table sets forth certain information about total deposits and our market share.  The amount of total deposits in our markets is as of June 30, 2014, which is the latest date for which such information is available.

Market (MSA)	Total Deposits	Investar Market Share
	(in millions)
Baton Rouge	$389	2.1%
New Orleans	79	0.2%
Hammond	53	3.2%
Lafayette	57	0.5%

Supervision and Regulation

General. Banking is highly regulated under federal and state law. We are a financial holding company registered under the Bank Holding Company Act of 1956, as amended, and are subject to supervision, regulation and examination by the Federal Reserve. Investar Bank is a commercial bank chartered under the laws of the State of Louisiana. The Bank is not a member of the Federal Reserve system and is subject to supervision, regulation and examination by the Louisiana Office of Financial Institutions, or OFI, and the Federal Deposit Insurance Corporation, or FDIC. This system of supervision and regulation establishes a comprehensive framework for our operations and, consequently, can have a material impact on our growth and earnings performance.

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. This system is intended primarily for the protection of the FDIC’s deposit insurance funds, bank depositors and the public, rather than our shareholders and creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the authority, among other things, to enjoin “unsafe or unsound” practices, require affirmative action to correct any violation or practice, issue administrative orders that can be judicially enforced, direct increases in capital, direct the sale of subsidiaries or other assets, limit dividends and distributions, restrict growth, assess civil monetary penalties, remove officers and directors, and, with respect to banks, terminate deposit insurance or place the bank into conservatorship or receivership. In general, these enforcement actions may be initiated for violations of laws and regulations or unsafe or unsound practices.

The Dodd-Frank Act. The Dodd-Frank Act, enacted on July 21, 2010, aims to restore responsibility and accountability to the financial system by significantly altering the regulation of financial institutions and the financial services industry. Full implementation of the Dodd-Frank Act will require many new rules to be issued by federal regulatory agencies over the next several years, which will profoundly affect how financial institutions will be regulated in the future. The ultimate effect of the Dodd-Frank Act and its implementing regulations on the financial services industry in general, and on us in particular, is uncertain at this time.

The Dodd-Frank Act, among other things:

•

established the Consumer Financial Protection Bureau, an independent organization within the Federal Reserve with centralized responsibility for promulgating and enforcing federal consumer protection laws applicable to all entities offering consumer financial products or services;

•	established the Financial Stability Oversight Council, tasked with the authority to identify and monitor institutions and systems that pose a systemic risk to the financial system;
•

changed the assessment base for federal deposit insurance from the amount of insured deposits held by the depository institution to the institution’s average total consolidated assets less tangible equity;

•	increased the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35%;
•	permanently increased the deposit insurance coverage amount from $100,000 to $250,000;
•

required the FDIC to make its capital requirements for insured depository institutions countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

•

required bank holding companies and banks to be “well capitalized” and “well managed” in order to acquire banks located outside of their home state and requires any bank holding company electing to be treated as a financial holding company to be “well capitalized” and “well managed”;

•	directed the Federal Reserve to establish interchange fees for debit cards under a restrictive “reasonable and proportional cost” per transaction standard;
•	limited the ability of banking organizations to sponsor or invest in private equity and hedge funds and to engage in proprietary trading;
•	increased regulation of consumer protections regarding mortgage originations, including originator compensation, minimum repayment standards and prepayment consideration;
•

restricted the preemption of select state laws by federal banking law applicable to national banks and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption;

•	authorized national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location; and
•	repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. The specific impact on our current activities or new financial activities we may consider in the future, our financial performance and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our financial condition and results of operations.

The Volcker Rule. On December 10, 2013, the Federal Reserve and the other federal banking regulators as well as the SEC each adopted a final rule implementing Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule.” Generally speaking, the final rule prohibits a bank and its affiliates from engaging in proprietary trading and from sponsoring certain “covered funds” or from acquiring or retaining any ownership interest in such covered funds. Most private equity, venture capital and hedge funds are considered “covered funds” as are bank trust preferred collateralized debt obligations. The final rule requires banking entities to divest disallowed securities by July 21, 2015, subject to extension upon application. The Volcker Rule does not impact any of our current activities nor do we hold any securities that we would be required to sell under the rule, but it does limit the scope of permissible activities in which we might engage in the future.

Regulatory Capital Requirements

Capital Adequacy. The Federal Reserve Board monitors the capital adequacy of the Company, on a consolidated basis, and the FDIC and the OFI monitor the capital adequacy of the Bank. The regulatory agencies use a combination of risk-based guidelines and a leverage ratio to evaluate capital adequacy and consider these capital levels when taking action on various types of applications and when conducting supervisory activities related to safety and soundness. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among financial institutions and their holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. A financial institution’s assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. Regulatory capital, in turn, is classified in one of two tiers. “Tier 1” capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets. “Tier 2” capital includes, among other things, qualifying subordinated debt and allowances for loan and lease losses, subject to limitations. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

FDIC and Federal Reserve regulations currently require banks and bank holding companies generally to maintain three minimum capital standards: (1) a Tier 1 capital to adjusted total assets ratio, or “leverage capital ratio,” of at least 4% (3% for a bank that has the highest regulatory exam rating and is not contemplating significant growth or expansion), (2) a Tier 1 capital to risk-weighted assets ratio, or “Tier 1 risk-based capital ratio,” of at least 4% and (3) a total risk-based capital (Tier 1 plus Tier 2) to risk-weighted assets ratio, or “total risk-based capital ratio,” of at least 8%. In addition, the prompt corrective action standards discussed below, in effect, increase the minimum regulatory capital ratios for banking organizations. These capital requirements are minimum requirements. Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting our markets. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Failure to meet capital guidelines could subject us to a variety of enforcement remedies, including issuance of a capital directive, a prohibition on accepting brokered deposits, other restrictions on our business and the termination of deposit insurance by the FDIC.

Effective January 1, 2015, these minimum capital standards, as well as the prompt corrective action standards discussed below, increased as a result of changes recently adopted by the federal banking agencies, which are described in greater detail below under “Basel III”.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the FDIC is required and authorized to take supervisory actions against undercapitalized financial institutions. For this purpose, a bank is placed in one of the following five categories based on its capital: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the prompt corrective action regulations, as currently in effect, to be well capitalized, a bank must have a leverage capital ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10% and must not be subject to any order or written agreement or directive by a federal banking agency to meet and maintain a specific capital level for any capital measure. As discussed below under “Basel III,” the federal banking agencies have adopted changes to the capital thresholds applicable to each of the five categories under the prompt corrective action regulations.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, banking regulators must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized institution also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

Furthermore, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements.

The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank. As of December 31, 2014, Investar Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework as currently in effect.

Basel III. On July 2, 2013, the federal banking agencies adopted a final rule revising the regulatory capital framework applicable to all top tier bank holding companies with consolidated assets of $500 million or more and all banks, regardless of size. The Basel III framework became effective on January 1, 2015, although the capital conservation buffer, which is discussed in greater detail below, will be phased in over a three year period, beginning January 1, 2016.

Under the Basel III framework, we will be required to maintain the following minimum regulatory capital ratios:

•	A new ratio of common equity Tier 1 capital to total risk-weighted assets of not less than 4.5%;
•	A Tier 1 risk-based capital ratio of 6.0% (an increase from 4.0%);
•	A total risk-based capital ratio of 8.0%; and
•	A leverage ratio of 4.0%.

The Basel III framework also changes the regulatory capital requirements for purposes of the prompt corrective action regulations. Accordingly, as of January 1, 2015, to be categorized as well capitalized, the Bank must have a minimum common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, and a leverage capital ratio of at least 5.0%.

Under the Basel III framework, Tier 1 capital is redefined to include two components: (1) common equity Tier 1 capital and (2) additional Tier 1 capital. Common equity Tier 1 capital consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. With limited exceptions, trust preferred securities and cumulative perpetual preferred stock will no longer qualify as Tier 1 capital. Tier 2 capital consists of instruments that currently qualify as Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. In addition, the Basel III framework establishes certain deductions from and adjustments to the regulatory capital ratios.

The Basel III framework also implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum capital requirements to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. The capital conservation buffer must be composed of common equity Tier 1 capital. The capital conservation buffer requirement will effectively require banking organizations to maintain regulatory capital ratios at least 50 basis points higher than well capitalized levels to avoid the restrictions on capital distributions and discretionary bonus payments to executive officers.

The Basel III framework alters the method under which banking organizations must calculate risk-weighted assets in an effort to make the calculation of risk-weighted assets more risk sensitive, to better account for risk mitigation techniques, and to create substitutes for credit ratings (in accordance with the Dodd-Frank Act). The standardized approach, which will apply to us, includes additional exposure categories as compared with current standards including a new high volatility commercial real estate category that is risk-weighted at 150%. Although a number of asset classes will be risk-weighted differently, the Basel III framework does not change standardized risk weightings for certain assets, including residential mortgages.

Although management is continuing to evaluate the impact the Basel III framework will have on the Company and the Bank, we were in compliance with all applicable minimum regulatory capital requirements as of December 31, 2014, and management believes that at December 31, 2014, the Company and the Bank would have met all new capital adequacy requirements under the new Basel III framework on a fully phased-in basis if such requirements were then effective.

The Basel III framework also requires banks and bank holding companies to measure their liquidity against specific liquidity tests. However, the final rules adopted by the federal banking agencies in September 2014 implementing the Basel III liquidity framework apply only to banking organizations with $250 billion or more in consolidated assets or $10 billion or more in foreign exposures. As a result, unless modified, the Basel III liquidity framework does not apply to us.

Acquisitions by Bank Holding Companies

Federal and state laws, including the Bank Holding Company Act and the Change in Bank Control Act, impose additional prior notice or approval requirements and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. We must obtain the prior approval of the Federal Reserve before (1) acquiring more than 5% of the voting stock of any bank or other bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company. The Federal Reserve may determine not to approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned, the convenience and needs of the community to be served, and the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities. In addition, a failure to implement and maintain adequate compliance programs could cause the Federal Reserve or other banking regulators not to approve an acquisition when regulatory approval is required or to prohibit an acquisition even if approval is not required.

Scope of Permissible Bank Holding Company Activities

In general, the Bank Holding Company Act limits the activities permissible for bank holding companies to the business of banking, managing or controlling banks and such other activities as the Federal Reserve has determined to be so closely related to banking as to be properly incident thereto.

A bank holding company may elect to be treated as a financial holding company if it and its depository institution subsidiaries are “well capitalized” and “well managed.” We have elected for the Company to be treated as a financial holding company. As a financial holding company, we may engage in a range of activities that are (1) financial in nature or incidental to such financial activity or (2) complementary to a financial activity and which do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators; securities activities by securities regulators; and insurance activities by insurance regulators.

The Bank Holding Company Act does not place territorial limitations on permissible non-banking activities of bank holding companies. The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

Source of Strength Doctrine for Bank Holding Companies

Under longstanding Federal Reserve policy which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to, and to commit resources to support, Investar Bank. This support may be required at times when we may not be inclined to provide it. In addition, any capital loans that we make to Investar Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Bank. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Dividends

As a bank holding company, we are subject to certain restrictions on dividends under applicable banking laws and regulations. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless: (1) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends; (2) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries; and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Dodd-Frank Act imposes, and Basel III effected, additional restrictions on the ability of banking institutions to pay dividends. In addition, in the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

The Bank is also subject to certain restrictions on dividends under federal and state laws, regulations and policies. In general, under Louisiana law, the Bank may pay dividends to us without the approval of the OFI only so long as the amount of the dividend does not exceed the Bank’s net profits earned during the current year combined with its retained net profits of the immediately preceding year. The Bank must obtain the approval of the OFI for any amount in excess of this threshold. In addition, under federal law, the Bank may not pay any dividend to us if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The FDIC may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Moreover, if, in the opinion of the FDIC, the Bank is engaged in an unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, the Bank to cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The FDIC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.

Restrictions on Transactions with Affiliates and Loans to Insiders

Federal law strictly limits the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Sections 23A and 23B of the Federal Reserve Act, and Federal Reserve Regulation W, impose quantitative limits, qualitative standards, and collateral requirements on certain transactions by a bank with, or for the benefit of, its affiliates, and generally require those transactions to be on terms at least as favorable to the bank as transactions with non-affiliates. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization, including an expansion of what types of transactions are covered transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.

Federal law also limits a bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital.

Incentive Compensation Guidance

The federal banking agencies have issued comprehensive guidance on incentive compensation policies. This guidance is designed to ensure that a financial institution’s incentive compensation structure does not encourage imprudent risk taking, which may undermine the safety and soundness of the institution. The guidance, which applies to all employees that have the ability to materially affect an institution’s risk profile, either individually or as part of a group, is based upon three primary principles: (1) balanced risk taking incentives; (2) compatibility with effective controls and risk management; and (3) strong corporate governance.

An institution’s supervisory ratings will incorporate any identified deficiencies in an institution’s compensation practices, and it may be subject to an enforcement action if the incentive compensation arrangements pose a risk to the safety and soundness of the institution. Further, a provision of the Basel III proposals described above would limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds.

Deposit Insurance Assessments

FDIC insured banks are required to pay deposit insurance assessments to the FDIC. The amount of the assessment is based on the size of the bank’s assessment base, which is equal to its average consolidated total assets less its average tangible equity, and its risk classification under an FDIC risk-based assessment system. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to the Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern that the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. As noted above, the Dodd-Frank Act changed the way that deposit insurance premiums are calculated. Continued action by the FDIC to replenish the Deposit Insurance Fund, as well as the changes contained in the Dodd-Frank Act, may result in higher assessment rates, which could reduce our profitability or otherwise negatively impact our operations.

Branching and Interstate Banking

Under Louisiana law, Investar Bank is permitted to establish additional branch offices within Louisiana, subject to the approval of the OFI. As a result of the Dodd-Frank Act, the Bank may also establish additional branch offices outside of Louisiana, subject to prior regulatory approval, so long as the laws of the state where the branch is to be located would permit a state bank chartered in that state to establish a branch. We currently do not have any branches outside the state of Louisiana. The Bank may also establish offices in other states by merging with banks or by purchasing branches of other banks in other states, subject to certain restrictions.

Community Reinvestment Act

Investar Bank is required under the Community Reinvestment Act, or CRA, and related FDIC regulations to help meet the credit needs of its communities, including low and moderate-income borrowers. In connection with its examination of the Bank, the FDIC assesses our record of compliance with the CRA. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its or the Company’s activities. The Bank received a “satisfactory” CRA rating on its most recent CRA examination. The CRA requires all FDIC insured institutions to publicly disclose their rating.

Concentrated Commercial Real Estate Lending Regulations

The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.  At December 31, 2014, the Company did not have a concentration in commercial real estate as defined by the regulatory guidance.

Financial Privacy Requirements

Federal law and regulations limit a financial institution’s ability to share consumer financial information with unaffiliated third parties. Specifically, these provisions require all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties. The sharing of information for marketing purposes is also subject to limitations. The Bank currently has a privacy protection policy in place.

Consumer Laws and Regulations

The Bank is subject to numerous laws and regulations intended to protect consumers in transactions with the Bank, including, among others, laws regarding unfair, deceptive and abusive acts and practices, usury laws, and other federal consumer protection statutes. These federal laws include the ECOA, the Electronic Fund Transfer Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Real Estate Procedures Act of 1974, the S.A.F.E. Mortgage Licensing Act of 2008, the Truth in Lending Act and the Truth in Savings Act, among others. Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those enacted under federal law. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans and conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.

In addition, the Dodd-Frank Act created the Consumer Financial Protection Bureau that has broad authority to regulate and supervise retail financial services activities of banks and various non-bank providers. The Bureau has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, however, banks with assets of $10 billion or less, such as Investar Bank, will continue to be examined for consumer compliance by their primary federal bank regulator.

Mortgage Lending Rules

The Dodd-Frank Act authorized the Consumer Financial Protection Bureau to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” On January 10, 2013, the Bureau published final rules to, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. Since then, the Bureau has made certain modifications to these rules. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check cashing or funds transfer service receipts. The new rules became effective on January 10, 2014. The rules also define “qualified mortgages,” imposing both underwriting standards, for example, a borrower’s debt-to-income ratio may not exceed 43%, and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

Anti-Money Laundering and OFAC

Under federal law, financial institutions must maintain anti-money laundering programs that include: established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions.

The Office of Foreign Assets Control, or OFAC, is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Generally, if the Bank identifies a transaction, account or wire transfer relating to a person or entity on an OFAC list, it must freeze the account or block the transaction, file a suspicious activity report and notify the appropriate authorities.

Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing and comply with OFAC sanctions, or to comply with relevant laws and regulations, could have serious legal, reputational and financial consequences for the institution.

Safety and Soundness Standards

Federal bank regulatory agencies have adopted guidelines that establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Additionally, the agencies have adopted regulations that provide the authority to order an institution that has been given notice by an agency that it is not satisfying any of these safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the Federal Deposit Insurance Act. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Bank holding companies are also not permitted to engage in unsound banking practices. For example, the Federal Reserve’s Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so. The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that represent unsafe and unsound banking practices or that constitute violations of laws or regulations.

Effect of Governmental Monetary Policies

The commercial banking business is affected not only by general economic conditions but also by U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and assets of foreign branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates. These policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on deposits. We cannot predict the nature of future fiscal and monetary policies and the effect of these policies on our future business and earnings.

Future Legislation and Regulatory Reform

As a result of the recent economic downturn and its effect on financial institutions, regulators have increased their focus on the regulation of financial institutions. New laws, regulations and policies are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States. In addition, existing laws, regulations and policies are continually subject to modification or changes in interpretation. We cannot predict whether or in what form any law, regulation or policy will be adopted or modified or the extent to which our operations and activities, financial condition, results of operations, growth plans or future prospects may be affected by its adoption or modification.

The cumulative effect of these laws and regulations add significantly to the cost of our operations and thus have a negative impact on profitability. There has also been a tremendous expansion in recent years of financial service providers that are not subject to the same level of regulation, examination and oversight as we are. Those providers, because they are not so highly regulated, may have a competitive advantage over us and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.

Employees

As of December 31, 2014, we had 179 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

Dependence upon a Single Customer

No material portion of our loans has been made to, nor have our deposits been obtained from, a single or small group of customers; the loss of any single customer or small group of customers would not have a materially adverse effect on our business. A discussion of concentrations of credit in our loan portfolio is set forth under the heading Loan Concentrations in “Discussion and Analysis of Financial Condition—Loans” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

Our filings with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto, are available on our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. Copies can be obtained free of charge in the “Investor Relations” section of our website at www.investarbank.com. Our SEC filings are also available through the SEC’s website www.sec.gov. Copies of these filings are also available by writing to us at the following address:

Investar Holding Corporation

P.O. Box 84207

Baton Rouge, Louisiana 70884-4207

Item 1A. Risk Factors

Our business is subject to risk. In addition to the other information contained in this Annual Report on Form 10-K, including management’s discussion and analysis of financial condition and results of operations and our financial statements and the notes thereto, investors should consider the following risks when evaluating whether to invest in our common stock.  If any of the following risks occur, whether alone or in combination, our business, financial condition, results of operations, cash flows and growth prospects could be materially and adversely affected.  Additional risks that we do not presently know of or currently deem immaterial may also adversely affect our business, financial condition or results of operations.

Risks Related to our Business

As a business operating in the financial services industry, our business and operations may be adversely affected by current economic conditions.

General business and economic conditions in the United States and abroad can materially affect our business and operations. A weak U.S. economy is likely to cause uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government and future tax rates. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro currency, could affect the stability of global financial markets, which could hinder U.S. economic growth.

Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment in the United States is also characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We have grown our business largely through the acquisition of other financial institutions and through de novo branching. Since June 14, 2006, we have opened eight de novo branches and acquired South Louisiana Business Bank (“SLBB”) and First Community Bank (“FCB”) by merger. We intend to continue pursuing a growth strategy for our business through de novo branching and to evaluate attractive acquisition opportunities that are presented to us. Our growth prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following:

•

Management of Growth. We may be unable to successfully maintain loan quality in the context of significant loan growth or maintain adequate management personnel and systems to oversee such growth, including internal audit, loan review and compliance personnel. Our growth may require that we implement additional policies, procedures and operating systems, and we may encounter difficulties in doing so at all or in a timely manner.

•

Operating Results. There is no assurance that existing offices or future offices will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Our growth and de novo branching strategy necessarily entails growth in overhead expenses as we routinely add new offices and staff. Our historical results may not be indicative of future results or results that may be achieved as we continue to increase the number and concentration of our branch offices. Should any new location be unprofitable or marginally profitable, or should any existing location experience a decline in profitability or incur losses, the adverse effect on our results of operations and financial condition could be more significant than would be the case for a larger company.

•

De Novo Branching. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our de novo branches can be expected to negatively impact our earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in opening any of our de novo branches. We may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated merger and acquisition costs or other factors. Finally, we have no assurance our de novo branches or branches that we may acquire will be successful even after they have been established or acquired, as the case may be.

•

Expansion into New Markets. As we grow into new markets in Louisiana and in other states, we are likely to encounter customer demographics and financial services offerings unlike those found in our current markets. In these markets we are likely to face competition from a wide array of financial institutions, including much larger, better-established financial institutions.

Failure to successfully address these issues could have a material adverse effect on our financial condition and results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

Our success depends significantly on our management team, and the loss of our senior executive officers or other key employees and our inability to recruit or retain suitable replacements could adversely affect our business, results of operations and growth prospects.

Our success depends significantly on the continued service and skills of our existing executive management team, particularly John J. D’Angelo, our President and Chief Executive Officer, Christopher L. Hufft, our Chief Accounting Officer, Travis M. Lavergne, our Chief Credit Officer, Ryan P. Finnan, our Chief Operations Officer, Rachel P. Cherco, our Chief Financial Officer and Randolf F. Kassmeier, our General Counsel. The implementation of our business and growth strategies also depends significantly on our ability to retain employees with experience and business relationships within their respective market areas, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. We do not have employment agreements with any of our executive officers, and our officers may terminate their employment with us at any time. Competition for employees is intense, and we could have difficulty replacing such officers with personnel with the combination of skills and attributes required to execute our business and growth strategies and who have ties to the communities within our market areas. The loss of any of our key personnel could therefore have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our business is concentrated in southern Louisiana, and a regional or local economic downturn affecting southern Louisiana may magnify the adverse effects and consequences to us.

We conduct our operations almost exclusively in southern Louisiana, and more specifically, in the Baton Rouge, New Orleans, Lafayette and Hammond metropolitan areas. At December 31, 2014, approximately 98% of the secured loans in our total loan portfolio, including loans held for sale, are secured by properties and other collateral located in Louisiana, while approximately 73% of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or work in either the Baton Rouge or New Orleans metropolitan area. This geographic concentration imposes a greater risk to us than to our competitors in the area who maintain significant operations outside of southern Louisiana. Accordingly, any regional or local economic downturn, or natural or man-made disaster, that affects southern Louisiana or existing or prospective property or borrowers in such area may affect us and our profitability more significantly and more adversely than our more geographically diversified competitors.

More particularly, much of our business development and marketing strategy is directed toward fulfilling the banking and financial services needs of small to medium-sized businesses. Such businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact our markets or the Louisiana market generally and these businesses are adversely affected, our financial condition and results of operations may be negatively affected.

Adverse economic factors affecting particular industries could have a negative effect on our customers and their ability to make payments to us.

In addition to the geographic concentration of our markets, certain industry-specific economic factors also affect us. For example, a downturn in segments of the commercial and residential real estate industries in our markets due to adverse economic factors affecting particular industries could have an adverse effect on our customers. In addition, the energy sector, which is historically cyclical, has recently experienced a significant drop in crude oil prices. A severe and prolonged decline in commodity prices would adversely affect that industry and, consequently, may adversely affect our business. At December 31, 2014, we identified less than one percent of our total loan portfolio with a relationship to the energy sector.

We have a significant number of loans secured by real estate, and a downturn in the real estate market could result in losses and negatively impact our profitability.

At December 31, 2014, approximately 63% of our total loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower and may deteriorate in value during the time the credit is extended. Real estate values in southern Louisiana declined in the aftermath of Hurricane Katrina in August 2005. These values started to improve in 2006 and 2007. However, in connection with the national recession, real estate values nationally declined severely in 2008 and 2009, including in our markets. Recently, real estate values both nationally and in our markets have shown improvement. Future declines in real estate values in our southern Louisiana markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for loan losses to address the deterioration in the value of the real estate securing our loans. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, cash flows and growth prospects.

Commercial real estate loans may expose us to greater risks than our other real estate loans.

Our loan portfolio includes nonowner occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2014, our nonowner occupied commercial real estate loans totaled $105.4 million, or 17% of our total loan portfolio.

Commercial real estate loans typically depend on cash flows from the property to service the debt. Cash flows, either in the form of rental income or the proceeds from sales of commercial real estate, may be affected significantly by general economic conditions. These loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a 1-4 family residential property because there are fewer potential purchasers of the collateral. Additionally, nonowner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on nonowner occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations, cash flows and growth prospects.

We are exposed to consumer credit risk.

We originate a significant number of consumer installment loans, particularly with respect to automobile finance. We are subject to credit risk resulting from defaults in payment or performance by customers for our loans, as well as loans that we sell to third parties but retain servicing rights. A weak economic environment and high unemployment rates could exert pressure on our auto loan customers resulting in higher delinquencies, repossessions and losses. There can be no assurances that our monitoring of our credit risk as it affects the value of these loans and the underlying collateral will be sufficient to prevent an effect on our profitability and financial condition.

There are also risks with respect to our auto lending in particular. First, as an indirect auto lender, all of our auto loans are originated by dealerships with which we have relationships. As a result, we do not have relationships directly with the borrowers and are dependent on the relationships these dealerships have with their customers to make a determination on whether or not there are factors that would cause an otherwise qualified customer to not repay the loan. In addition, federal and state laws may prohibit, limit or delay our repossession and sale of vehicles on defaulted automobile loan contracts, which will impair our ability to recover losses on these loans. Additional factors that may affect our ability to recoup the full amount due on an indirect auto loan include, among other things, our failure to perfect our security interest in the relevant vehicle, depreciation, obsolescence, damage or loss to the vehicle and the impact of federal and state bankruptcy and insolvency laws. Furthermore, proceeds from the sale of repossessed vehicles can fluctuate significantly based upon market conditions. A deterioration in general economic conditions could result in a greater loss in the sale of repossessed vehicles than we have historically experienced.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio, and we may be required to further increase our provision for loan losses.

Although we endeavor to diversify our loan portfolio in order to minimize the effect of economic conditions within a particular industry, management also maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, to absorb probable credit losses inherent in the entire loan portfolio. We maintain our allowance for loan losses at a level considered adequate by management to absorb probable loan losses, including collateral impairment, based on our analysis of our portfolio and market environment, using relevant information available to us. Among other considerations in establishing the allowance for loan losses, management considers economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation and historical losses that are inherent in the loan portfolio.

As of December 31, 2014, our allowance for loan losses as percentages of total loans and nonperforming loans was 0.74% and 138.61%, respectively. The determination of the appropriate level of the allowance is inherently subjective and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. In addition, loans acquired in connection with business combination transactions are measured at fair value, based on management’s estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. Because fair value measurements incorporate assumptions regarding credit risk, no allowance for loan losses related to the acquired loans is recorded on the acquisition date.

Inaccurate management assumptions, including with respect to the fair value of acquired loans, continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Finally, if actual charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital and may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Lack of seasoning of our loan portfolio could increase the risk of future credit defaults.

As a result of our growth over the past three years, a large portion of loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

We are subject to interest rate risk.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Our earnings, like that of most financial institutions, are significantly dependent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. At December 31, 2014, our interest sensitivity profile was somewhat liability sensitive, meaning that our net interest expense would increase more from rising interest rates than from falling interest rates.

Interest rates are highly sensitive to many factors that are beyond our control, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities and the average duration of our assets. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, as interest rates increase, the ability of borrowers to repay their current loan obligations could be negatively impacted, which would adversely affect our results of operations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs but also necessitate further increases to the allowance for loan losses. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income, but we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income. On the other hand, in a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates.

If short-term interest rates remain at their historically low levels for a prolonged period, and assuming longer term interest rates fall further, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. Such an occurrence would have a material adverse effect on our net interest income and our results of operations.

By engaging in derivative transactions, we are exposed to credit and market risk, which could adversely affect our profitability and financial condition.

We manage interest rate risk by utilizing derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Hedging interest rate risk is a complex process, requiring sophisticated models and constant monitoring. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative instrument. Market risk exists to the extent that interest rates change in ways that are significantly different from what was expected when we entered into the derivative agreement. The existence of credit and market risk associated with our derivative instruments could adversely affect our profitability and financial condition.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in the completeness and accuracy of our financial reporting which could harm our business and the trading price of our common stock.

As a public company, our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We are currently in the process of establishing a system of internal control over financial reporting that will enable us to comply with our obligations under the federal securities laws and other applicable legal requirements. As an emerging growth company, we are exempt from the requirement under the Sarbanes-Oxley Act of 2002 to obtain an attestation report from our auditors on management’s assessment of our internal control over financial reporting, and we have not received such a report.

If we are unable to implement and maintain our system of internal control over financial reporting free from material weaknesses or are otherwise unable to comply in a timely manner with the requirements under federal law and regulations with respect to our internal control over financial reporting, we may not be able to report our financial results accurately and timely. As a result, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial reports. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. As a result of these investigations, we could be required to implement expensive and time-consuming remedial measures, including the potential delisting of our securities from the Nasdaq Global Market. Any of these events could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Hurricanes or other adverse weather conditions, as well as man-made disasters, could negatively affect our local markets or disrupt our operations, which may adversely affect our business and results of operations.

Our business is concentrated in southern Louisiana, and in the Baton Rouge, New Orleans, Lafayette and Hammond metropolitan areas in particular. Southern Louisiana is susceptible to major hurricanes, floods, tropical storms and other natural disasters and adverse weather. These natural disasters can disrupt our operations, cause widespread property damage and severely depress the local economies in which we operate. For example, Hurricane Gustav in 2008 severely impacted our headquarters city of Baton Rouge, with power in many areas of the city not being restored for nearly three weeks after the hurricane. The 2010 Deepwater Horizon oil spill in the Gulf of Mexico illustrates that man-made disasters can also adversely affect economic activity in the markets in which we operate. Any economic decline as a result of a natural disaster, adverse weather, oil spill or other man-made disaster can reduce the demand for loans and our other products and services.

Such events could also affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans (resulting in increased delinquencies, foreclosures and loan losses), impair the value of collateral securing such loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. The occurrence of any such event could, therefore, result in decreased revenue and loan losses that have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are subject to a variety of risks in connection with any sale of loans we may conduct.

As discussed elsewhere in this document, we sell certain mortgage loans that we originate as well as pools of our consumer loans. In connection with these sales, we are typically required to make representations and warranties to the purchaser about the loans sold and the procedures under which those loans have been originated. If these representations and warranties are incorrect, we may be required to indemnify the purchaser for its losses or we may be required to repurchase part or all of the affected loans. Borrower fraud may also cause us to have to repurchase loans that we have sold. If we are required to make any indemnity payments or repurchases and do not have a remedy available to us against a solvent counterparty, we may not be able to recover our losses resulting from these indemnity payments and repurchases. Consequently, our results of operations may be adversely affected.

Factors outside our control could result in impairment of or losses with respect to our investment securities.

There are many factors beyond our control that can significantly influence, and adversely change, the fair value of the securities in our portfolio. Factors include, for example, rating agency downgrades of the securities, defaults by the issuer or continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and growth prospects. The process for determining whether impairment of a security is other-than-temporary usually requires difficult, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

We may need to raise additional capital in the future to execute our business strategy.

In addition to the liquidity that we require to conduct our day-to-day operations, the Company, on a consolidated basis, and Investar Bank, on a stand-alone basis, must meet certain regulatory capital requirements. With the implementation of certain new regulatory requirements, such as the Basel III accord and the capital requirements enacted under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, financial institutions will be required to establish higher tangible capital requirements. Also, we may need capital to finance acquisitions.

Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, there can be no assurances that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.

Competition in our industry is intense, which could adversely affect our growth and profitability.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have substantially greater resources than we have, including higher total assets and capitalization, a more extensive and established branch network, greater access to capital markets and a broader offering of financial services. Such competitors primarily include national, regional and community banks within the various markets in which we operate. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing. We also face competition from many other types of financial institutions, including savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. Many of these entities have fewer regulatory constraints and may have lower cost structures than we do.

Our industry could become even more competitive as a result of legislative and regulatory changes as well as continued consolidation. The increased regulatory requirements imposed on financial institutions as well as the economic downturn in the United States have already resulted in the consolidation of a number of financial institutions, in addition to acquisitions of failed institutions. We expect additional consolidation to occur. Finally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. If we are unable to successfully compete, our business, financial condition, results of operations and growth prospects will be materially adversely affected.

We may fail to realize the anticipated benefits of our recent acquisition.

The success of our recent acquisition of FCB will depend on a number of factors, including the following:

•	our ability to realize anticipated long-term cost savings and the amount of such realized savings;
•	the extent to which we are able to retain acquired customer relationships;
•	how profitably (if at all) we deploy funds acquired in the transaction; and
•	our ability to successfully manage the combined operations.

If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. We also may experience increased credit costs or need to take additional markdowns and make additional provisions to the allowance for loan losses on the loans acquired from FCB, which would reduce the benefits of the acquisition. Any of these factors could adversely affect our financial condition and results of operations in the future.

If the goodwill that we recorded in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on our financial condition and results of operations.

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase of another financial institution. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired.

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2014, our goodwill totaled $2.7 million. While we have not recorded any such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

We may face risks with respect to future acquisitions.

When we attempt to expand our business in Louisiana and other states through mergers and acquisitions, we seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans highlighted above, acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

•	the time and costs associated with identifying and evaluating potential acquisition and merger targets;
•	inaccuracies in the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution;

•

the time and costs of evaluating new markets, hiring experienced local management and opening new bank locations, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;
•	the diversion of our management’s attention to the negotiation of a transaction;
•	the incurrence of an impairment of goodwill associated with an acquisition and adverse effects on our results of operations;
•	entry into new markets where we lack experience; and
•

risks associated with integrating the operations and personnel of the acquired business in a manner that permits growth opportunities and does not materially disrupt existing customer relationships or result in decreased revenues resulting from any loss of customers.

With respect to the risks particularly associated with the integration of an acquired business, we may encounter a number of difficulties, such as:

•	customer loss and revenue loss;
•	the loss of key employees;
•	the disruption of our operations and business;
•	our inability to maintain and increase competitive presence;
•	possible inconsistencies in standards, control procedures and policies; and/or
•	unexpected problems with costs, operations, personnel, technology and credit.

In addition to the risks posed by the integration process itself, the focus of management’s attention and effort on integration may result in a lack of sufficient management attention to other important issues, causing harm to our business. Also, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of an acquired business.

We expect to continue to evaluate merger and acquisition opportunities that are presented to us and conduct due diligence activities related to possible transactions with other financial institutions. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Historically, acquisitions of non-failed financial institutions involve the payment of a premium over book and market values, and, therefore, some dilution of our book value and net income per common share may occur in connection with any future transaction. Failure to realize the expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from an acquisition could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

A lack of liquidity could adversely affect our ability to fund operations and meet our obligations as they become due.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. The primary source of the Bank’s funds are customer deposits and loan repayments, while borrowings are a secondary source of liquidity. Our access to deposits and other funding sources in adequate amounts and on acceptable terms is affected by a number of factors, including rates paid by competitors, returns available to customers on alternative investments and general economic conditions. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our business, financial condition, results of operations and growth prospects.

We rely on information technology and telecommunications systems and third-party vendors, and our failure to effectively implement new technology or a breach, computer virus or disruption of service could adversely affect our operations and financial condition.

Our industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. We believe that improved technology allows us to serve our customers in a more efficient and less costly manner. Our ability to compete successfully to some extent depends on whether we can implement new technologies to provide products and services to our customers while avoiding significant operational challenges that increase our costs or delay full implementation of technology enhancements or new products, especially relative to our peers (many of which have greater resources to devote to technological improvements).

Although new technologies enable us to enhance the products and services we offer our customers, this technology exposes us to certain risks. First, the successful and uninterrupted functioning of our information technology and telecommunications systems is critical to our business. We outsource many of our major systems, such as data processing, loan servicing and deposit processing. If one of these third-party service providers terminates their relationship with us or fails to provide services to us for any reason or provides such services poorly, our business will be negatively affected. In addition, we may be forced to replace such vendor, which could interrupt our operations and result in a higher cost to us.

Another risk associated with our reliance on technology is our potential vulnerability to security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers as well as to damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event. We have attempted to address these concerns by backing up our systems as well as retaining qualified third-party vendors to test and audit our network. However, there can be no guarantees that our efforts will continue to be successful in avoiding problems with our information technology and telecommunications systems. If our efforts are unsuccessful, security breaches, viruses and other technology disruptions could expose us to claims, regulatory scrutiny, litigation and other possible liabilities, in addition to a loss of the confidence of our existing customers in the reliability of our systems.

We are subject to environmental liability risk associated with our lending activities.

A significant portion of our loan portfolio is secured by real property. Also, in the ordinary course of business, we may foreclose on and take title to properties securing certain loans or purchase real estate to expand our facilities. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although management has policies and procedures to perform an environmental review before the loan is recorded and before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.

Risks Related to Our Industry

We operate in a highly regulated environment, which could restrain our growth and profitability.

We are subject to extensive regulation and supervision that governs almost all aspects of our operations, including, among other things, our lending practices, capital structure, investment practices, dividend policy, operations and growth. These laws and regulations, and the supervisory framework that oversees the administration of these laws and regulations, are primarily intended to protect consumers, depositors, the Deposit Insurance Fund and the banking system as a whole, and not shareholders and counterparties. Furthermore, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on our operations and our ability to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things.

Our efforts to comply with these additional laws, regulations and standards are likely to result in increased expenses and a diversion of management time and attention. The information under the heading “Supervision and Regulation” in Item 1, Business, provides more information regarding the regulatory environment in which we and the Bank operate.

Financial reform legislation enacted by Congress will, among other things, tighten capital standards and result in new laws and regulations that likely will increase our costs of operations.

The Dodd-Frank Act was signed into law on July 21, 2010. This law significantly changed the then-existing bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act changes the regulatory structure to which we are subject in numerous ways, including, but not limited to, the following:

•

The base for FDIC insurance assessments has been changed to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, while the FDIC’s authority to raise insurance premiums has been expanded.

•	The current standard deposit insurance limit has been permanently raised to $250,000.
•

The FDIC must raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10.0 billion.

•	The interchange fees payable on debit card transactions have been limited.
•	There are multiple new provisions affecting corporate governance and executive compensation at all publicly traded companies.
•	All federal prohibitions on the ability of financial institutions to pay interest on commercial demand deposit accounts have been repealed.

Our management continues to assess the impact on our operations of the Dodd-Frank Act and its regulations, many of which have yet to be proposed or adopted or are to be phased-in over the next several months and years. Because the impact of many of the regulations adopted pursuant to the Dodd-Frank Act’s may not be known for some time, it is difficult to predict at this time what specific impact the Dodd-Frank Act will have on us. However, it is expected that at a minimum our operating and compliance costs will increase, and our interest expense could increase.

In addition to the foregoing, the Dodd-Frank Act established the Bureau of Consumer Financial Protection (the “CFPB”) as an independent entity within the Federal Reserve. The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, as well as with respect to certain mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. In March, 2013, the CFPB issued a bulletin indicating its intention to review the policies and practices of indirect auto lenders with regard to pricing activities and advising auto lenders to take appropriate steps to ensure compliance with the fair lending provision of the Equal Credit Opportunity Act, or the ECOA. Additionally, the CFPB has begun investigating indirect auto lenders over the sale and financing of extended warranties and other add-on products. Although we believe our auto lending practices comply with existing law and regulation, new rulemaking by the CFPB as well enforcement actions it brings to enforce the ECOA or other laws within its jurisdiction, if applicable to the Bank, could require us to cease or alter our auto lending practices, which in turn could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC and the Louisiana Office of Financial Institutions, or the OFI, periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. If we become subject to any regulatory actions, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

We may be required to pay significantly higher FDIC deposit insurance premiums in the future.

The deposits of Investar Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. A bank’s regular assessments are determined by its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. In connection with the recent economic recession, insured depository institution failures, as well as deterioration in banking and economic conditions generally and significantly increased losses of the FDIC, resulted in a decline in the designated reserve ratio of the FDIC to historical lows. To restore this reserve ratio and bolster its funding position, the FDIC imposed a special assessment on depository institutions and also increased deposit insurance assessment rates. Further increases in assessment rates are possible in the future, especially if there are additional bank failures. Any increase in deposit insurance assessment rates, or any future special assessment, could materially and adversely affect our business, results of operations, financial condition and growth prospects.

The short-term and long-term impact of the new regulatory capital rules is uncertain.

In July 2013, each of the U.S. federal banking agencies adopted final rules implementing the recommendations of the International Basel Committee on Bank Supervision to strengthen the regulatory capital requirements of all banking organizations in the United States. The new capital framework, referred to as Basel III, replaces the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies. The final Basel III rules became effective with respect to the Company and the Bank on January 1, 2015, although the rules will not be fully phased in until January 1, 2019.

The new rules establish a new regulatory capital standard based on Tier 1 common equity, increase the minimum Tier 1 capital risk-based capital ratio, and impose a capital conservation buffer of at least 2.5% of common equity Tier 1 capital above the new minimum regulatory capital ratios, when fully phased in during 2019. Failure to meet the capital conservation buffer will result in certain limitations on dividends, capital repurchases, and discretionary bonus payments to executive officers. The rules also change the manner in which a number of our regulatory capital components are calculated and the risk weights applicable to certain asset categories. Although there remains some uncertainty associated with the implementation and regulatory interpretation of the newly adopted standards, we expect that the new rules will generally require us to maintain greater amounts of regulatory capital. The new rules may also limit or restrict how we utilize our capital. A significant increase in our capital requirements could have a material adverse effect on our business, financial condition, results of operations or prospects.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, or CRA, the ECOA, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies enforce these laws and regulations, but private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. If an institution’s performance under the Community Reinvestment Act or fair lending laws and regulations is found to be deficient, the institution could be subject to damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines, among other sanctions. In addition, the FDIC’s assessment of our compliance with CRA provisions is taken into account when evaluating any application we submit for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of another financial institution. Our failure to satisfy our CRA obligations could, at a minimum, result in the denial of such applications and limit our growth.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition, results of operations and growth prospects.

Risks Related to an Investment in our Common Stock

The market price of our common stock may be volatile, which may make it difficult for investors to sell their shares at the volume, prices and times desired.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including, without limitation:

•	actual or anticipated variations in our quarterly and annual operating results, financial condition or asset quality;
•	changes in general economic or business conditions, both domestically and internationally;
•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve, or in laws and regulations affecting us;
•	the number of securities analysts covering us;
•

publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•	changes in market valuations or earnings of companies that investors deemed comparable to us;
•	the average daily trading volume of our common stock;
•	future issuances of our common stock or other securities;
•	additions or departures of key personnel;
•	perceptions in the marketplace regarding our competitors and/or us;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us; and
•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the financial services industry.

The stock market and, in particular, the market for financial institution stocks have experienced significant fluctuations in recent years. In many cases, these changes have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which may make it difficult for investors to sell their shares at the volume, prices and times desired.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. While we retain this status, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will continue to be an emerging growth company until the earliest to occur of the following: (1) December 31, 2019; (2) the last day of the fiscal year in which we have more than $1.0 billion in annual revenues; (3) the date on which we have more than $700 million in market value of our common stock held by non-affiliates; or (4) the date on which we have issued more than $1.0 billion in non-convertible debt over a three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions, or if we choose to rely on additional exemptions in the future. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Shares eligible for future sale could have a dilutive effect.

Shares of our common stock eligible for future sale, including those that may be issued in any private or public offering of our common stock for cash or as incentives under incentive plans, could have a dilutive effect on the market for our common stock and could adversely affect market prices. As of March 23, 2015, there were 40,000,000 shares of our common stock authorized, of which 7,268,344 shares were outstanding.

Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.

Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for the payment of dividends. We have no obligation to continue paying dividends, and we may change our dividend policy at any time without notice to our shareholders.

Since the Company’s primary asset is its stock of Investar Bank, we are dependent upon dividends from the Bank to pay our operating expenses, satisfy our obligations and to pay dividends on the Company’s common stock. Accordingly, any declaration and payment of dividends on common stock will substantially depend upon the Bank’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by our board of directors. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends, if any, paid to our common shareholders.

In addition, there are numerous laws and banking regulations that limit our and Investar Bank’s ability to pay dividends. For Investar Bank, federal and state statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. Further, state and federal banking authorities have the ability to restrict the payment of dividends by supervisory action. At the holding company level, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, level of current and prospective earnings and level, composition and quality of capital. The guidance requires that a company inform and consult with the Federal Reserve Board prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to its capital structure.

Our Restated Articles of Incorporation and By-laws, and certain banking laws applicable to us, could have an anti-takeover effect that decreases our chances of being acquired, even if our acquisition is in our shareholders’ best interests.

Certain provisions of our restated articles of incorporation and our by-laws, as amended, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:

•

enable our board of directors to issue additional shares of authorized, but unissued capital stock. In particular, our board may issue “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the board;

•	enable our board of directors to increase the size of the board and fill the vacancies created by the increase;
•	enable our board of directors to amend our by-laws without shareholder approval;
•	require advance notice for director nominations and other shareholder proposals; and
•	require prior regulatory application and approval of any transaction involving control of our organization.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including circumstances in which our shareholders might otherwise receive a premium over the market price of our shares.

Our issuance of preferred stock could adversely affect holders of our common stock and discourage a takeover.

Our shareholders authorized our board of directors to issue up to 5,000,000 shares of preferred stock without any further action on the part of our shareholders. The board also has the power, without shareholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our shareholders may impede a takeover of us and prevent a transaction perceived to be favorable to our shareholders.

Holders of the junior subordinated debentures have rights that are senior to those of our common shareholders.

In connection with the FCB merger, we assumed junior subordinated debentures issued by FCB. At December 31, 2014, we had trust preferred securities and accompanying junior subordinated debentures with a carrying value of $3.6 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

An investment in our common stock is not an insured deposit and is subject to risk of loss.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K and is subject to the same market forces that affect the price of common stock in any company. As a result, an investor may lose some or all of his or her investment in our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our main office is located at 7244 Perkins Road in Baton Rouge, Louisiana, in an approximately 4,900 square foot building built in May 2008. In addition to our main office, we operate ten branch offices located in Ascension, East Baton Rouge, Jefferson, Lafayette, Livingston, St. Tammany, Tangipahoa and West Baton Rouge Parishes, Louisiana, as well as a mortgage and loan operations center and a separate executive and operations center, each in Baton Rouge. We also have four stand-alone automated teller machines in Baton Rouge.

We own our main office and all of our branch sites. Each branch facility is a stand-alone building, equipped with an automatic teller machine and on-site parking as well as providing for drive-up access. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

We have begun construction on a new branch site in our Baton Rouge market, which we expect to open in the second quarter of 2015, subject to regulatory approval. We also own two tracts of land in Ascension parish, one in St. Mary parish and one in Lafayette parish, each of which has been designated as a future branch location, although the timing of the development of these tracts is uncertain.

Item 3. Legal Proceedings

From time to time we are party to ordinary routine litigation matters incidental to the conduct of our business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, financial condition, results of operation, cash flows, growth prospects or capital levels nor were any such proceedings terminated during the fourth quarter of 2014.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Global Select Market (the “NASDAQ”) under the symbol “ISTR”. As of March 23, 2015, there were approximately 1,119 holders of record of our common stock, and the closing sales price of our common stock on that date was $16.60.

The following table sets forth the reported high and low sales price of our common stock as quoted on the NASDAQ during each quarter since we completed our initial public offering and began trading on July 3, 2014. Prior to that date, there was no public trading market for our common stock.

2014	High	Low
4th quarter	$15.00	$13.00
3rd quarter	$19.00	$13.06

The following table sets forth the amounts of dividends declared during each quarterly period in 2013 and 2014. The amounts in the table below for 2013 reflect the dividends declared on Investar Bank’s common stock. As noted above in Item 1, Business, in November 2013, the Company completed a share exchange with the Bank’s shareholders, resulting in the Bank becoming a wholly-owned subsidiary of the Company.

2014	Amount Per Share
4th quarter	$0.0070
3rd quarter	0.0068
2nd quarter	0.0123
1st quarter	0.0122
2013
4th quarter	0.0121
3rd quarter	0.0120
2nd quarter	0.0119
1st quarter	0.0118

Stock Performance Graph

The following graph compares the cumulative total return on our common stock over a measurement period beginning July 3, 2014 with (i) the cumulative total return on the stocks included in the Russell 3000 Index and (ii) the cumulative total return on the stocks included in the SNL Index of Banks with assets between $500 million and $1 billion. The performance graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the SNL Index of Banks was $100 at July 3, 2014, the date our common stock began publicly trading on the NASDAQ, and that all dividends were reinvested.

	Period Ending
Index	7/3/2014	7/31/2014	8/31/2014	9/30/2014	10/31/2014	11/30/2014	12/31/2014
Investar Holding Corporation	$100.00	$99.79	$99.29	$94.66	$99.69	$98.06	$98.68
Russell 3000	100.00	96.83	100.89	98.79	101.51	103.97	103.97
SNL U.S. Bank $500M-$1B	100.00	99.51	100.66	100.30	102.70	103.56	104.44

There can be no assurance that our common stock performance will continue in the future with the same or similar trends depicted in the performance graph above. We will not make or endorse any predictions as to future stock performance.

The information provided under the heading “Stock Performance Graph” shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to its proxy regulations or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, other than as provided in Item 201 of Regulation S-K. The information provided in this section shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Dividend Policy

The Company intends to declare dividends on a quarterly basis.  Since we are a holding company with no material business activities, our ability to pay dividends is substantially dependent upon the ability of Investar Bank to transfer funds to us in the form of dividends, loans and advances. The Bank’s ability to pay dividends and make other distributions and payments to us depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors.  In addition, the Bank’s ability to pay dividends to us is itself subject to various legal, regulatory and other restrictions.  See “Supervision and Regulation—Dividends” in Item 1, Business, above for a discussion of the restrictions on dividends under federal banking laws and regulations.  In addition, as a Louisiana corporation, we are subject to certain restrictions on dividends under the Louisiana Business Corporation Act. Generally, a Louisiana corporation may pay dividends to its shareholders unless, after giving effect to the dividend, either (1) the corporation would not be able to pay its debts as they come due in the usual course of business or (2) the corporations’ total assets are less than the sum of its total liabilities and the amount that would be needed, if the corporation were to be dissolved at the time of the payment of the dividend, to satisfy the preferential rights of shareholders whose preferential rights are superior to those receiving the dividend. Finally, our ability to pay dividends may be limited on account of the junior subordinated debentures that we assumed in the FCB acquisition. We must make payments on the junior subordinated debentures before any dividends can be paid on our common stock.

These restrictions do not, and are not expected in the future to, materially limit the Company’s ability to pay dividends to its shareholders in an amount consistent with the Company’s history of paying dividends.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
October 1, 2014 to October 31, 2014	-	$-	-	$-
November 1, 2014 to November 30, 2014	-	-	-	-
December 1, 2014 to December 31, 2014	71	14.08	-	-
	71	$14.08	-	$-

(1)	Represents shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.

Unregistered Sales of Equity Securities

On February 17, 2014, prior to its initial public offering on July 1, 2014, the Company granted an aggregate of 216,000 stock options and awarded 10,992 shares of restricted stock to key personnel, which shares are subject to service-based vesting conditions under the Investar Holding Corporation 2014 Long-Term Incentive Compensation Plan, the issuance of which was contingent upon the effectiveness of the IPO. Upon the completion of the IPO, 216,000 options and 8,489 shares of restricted stock were issued to those recipients who remained employed by the Bank. Since the grants and awards of these securities were transactions under a compensatory benefit plan, the grants and awards were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided by Rule 701 under the Securities Act. The Company did not receive any cash proceeds in connection with these grants and awards.

Use of Proceeds

On June 30, 2014, the Company’s Registration Statement on Form S-1 (File No. 333-196014) for its initial public offering of common stock was declared effective by the SEC, pursuant to which the Company sold an aggregate of 3,285,300 shares of its common stock at a public offering price of $14.00 per share. The Company received net proceeds of $41.7 million from the sale of such shares after deducting approximately $3.0 million in underwriting commissions and approximately $1.3 million in offering expenses payable by the Company. There has been no material change in the planned use of proceeds from our initial public offering as described in the Company’s final prospectus filed with the SEC on July 1, 2014 pursuant to Rule 424(b).

Securities Authorized for Issuance under Equity Compensation Plans

Please refer to the information under the heading “Securities Authorized for Issuance under Equity Compensation Plans” in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of the securities authorized for issuance under the Company’s equity compensation plans.

Item 6. Selected Financial Data

The following table sets forth selected historical financial information and other data as of and for years ended December 31, 2014, 2013, 2012, 2011, and 2010. As discussed in Item 1, Business, Investar Bank did not become a subsidiary of the Company until the completion of the share exchange in November 2013. Accordingly, the selected financial information below as of and for the years ended December 31, 2012, 2011, and 2010 relates only to the operations of the Bank, while the selected financial information below as of and for the years ended December 31, 2014 and 2013 reflects the operations of the Company and the Bank on a consolidated basis. The selected financial information for the years ended December 31, 2014 and 2013 has been derived from the audited consolidated financial statements of the Company as of and for such years, other than the performance ratios, and the selected financial information for the years ended December 31, 2012, 2011 and 2010 has been derived from the audited financial statements of Investar Bank as of and for such years, other than the performance ratios.

The selected financial information below should be read in conjunction with other information contained in this report, including the information contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

(In thousands, except share data)(1)

	As of December 31,
	2014	2013	2012	2011	2010
Financial Condition Data:
Total assets	$879,354	$634,946	$375,446	$279,330	$209,465
Total gross loans, net of allowance for loan losses	721,556	505,744	303,019	226,209	163,052
Allowance for loan losses	4,630	3,380	2,722	1,746	1,476
Investment securities	92,818	62,752	44,326	28,930	22,842
Goodwill and other intangible assets	3,216	3,257	2,828	2,839	-
Noninterest-bearing deposits	70,217	72,795	37,489	18,208	15,337
Interest-bearing deposits	557,901	459,811	262,181	209,960	168,452
Total deposits	628,118	532,606	299,670	228,168	183,789
Long-term borrowings	25,055	34,427	26,794	9,575	3,773
Total stockholders’ equity	103,384	55,483	43,553	35,166	16,814

	As of and for the year ended December 31,
	2014	2013	2012	2011	2010
Income Statement Data:
Interest income	$31,369	$22,472	$14,587	$11,302	$9,710
Interest expense	4,675	3,460	2,542	2,579	3,494
Net interest income	26,694	19,012	12,045	8,723	6,216
Provision for loan losses	1,628	1,026	685	639	1,019
Net interest income after provision	25,066	17,986	11,360	8,084	5,197
Noninterest income	5,860	5,354	3,625	2,032	2,096
Noninterest expense	24,384	19,024	11,645	8,615	6,195
Income before income taxes	6,542	4,316	3,340	1,501	1,098
Income tax expense	1,145	1,148	979	502	383
Net income	$5,397	$3,168	$2,361	$999	$715

	As of and for the year ended December 31,
	2014	2013	2012	2011	2010
Per Common Share Data:
Basic earnings per share	$0.98	$0.86	$0.79	$0.54	$0.51
Diluted earnings per share	$0.93	$0.81	$0.71	$0.47	$0.43
Dividends per share	$0.04	$0.05	$0.05	$0.07	$-
Book value per share	$14.24	$14.06	$13.56	$12.82	$11.46
Tangible book value per share(2)	$13.79	$13.24	$12.68	$11.79	$11.46
Period end common shares outstanding	7,262,085	3,945,114	3,210,816	2,742,205	1,467,778
Basic weighted average common shares outstanding	5,533,514	3,667,929	2,998,087	1,843,180	1,414,257
Diluted weighted average common shares outstanding	5,777,302	3,923,375	3,302,661	2,120,471	1,680,140

Performance Ratios:
Return on average assets	0.73%	0.64%	0.74%	0.44%	0.37%
Return on average equity	6.80%	6.10%	5.90%	4.44%	4.50%
Net interest margin	3.85%	4.10%	4.04%	4.09%	3.43%
Efficiency ratio(3)	74.90%	78.07%	74.32%	80.10%	74.53%
Net interest income to average assets	3.63%	3.83%	3.77%	3.86%	3.20%
Dividend payout ratio	3.93%	5.44%	5.84%	12.91%	-

Asset Quality Ratios:
Nonperforming assets to total assets	0.69%	0.79%	0.62%	0.75%	1.86%
Nonperforming loans to total loans	0.54%	0.30%	0.02%	0.01%	2.32%
Allowance for loan losses to total loans	0.74%	0.67%	0.94%	0.79%	0.93%
Allowance for loan losses to nonperforming loans	138.61%	227.00%	5136.00%	6236.00%	40.00%
Net charge-offs to average loans	0.07%	0.09%	-0.12%	0.20%	0.68%

Capital Ratios:
Total equity to total assets	11.76%	8.74%	11.60%	12.59%	8.03%
Tangible common equity to tangible assets(4)	11.43%	8.27%	10.93%	11.69%	8.03%
Tier 1 capital to average assets	12.61%	9.53%	11.55%	11.67%	8.06%
Tier 1 capital to risk-weighted assets	13.79%	10.85%	13.06%	14.36%	10.42%
Total capital to risk-weighted assets	14.41%	11.51%	13.95%	15.14%	11.35%

(1)

Selected consolidated financial data includes the effect of mergers from the date of each merger. On May 1, 2013, Investar Bank acquired First Community Bank, a Louisiana state bank headquartered in Hammond, Louisiana (“FCB”), by merger of FCB with and into Investar Bank. On October 1, 2011, Investar Bank acquired South Louisiana Business Bank, a Louisiana state bank headquartered in Prairieville, Louisiana (“SLBB”), by merger of SLBB with and into Investar Bank. References in this document to assets purchased and liabilities assumed in the FCB and SLBB mergers reflect the fair value of such assets and liabilities on the date of acquisition, unless the context otherwise requires. See Note 2, Acquisition Activity, in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, for additional information about the FCB and SLBB transactions.

(2)

Tangible book value per common share is a non-GAAP financial measure. Tangible book value per common share is calculated as total stockholders’ equity less goodwill and other intangible assets, divided by the number of common shares outstanding as of the balance sheet date. We believe that the most directly comparable GAAP financial measure is book value per share. For more information regarding our use of non-GAAP financial measures, including a reconciliation of tangible book value per common share to book value per share, please refer to the information under the heading “Non-GAAP Financial Measures” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3)

Efficiency ratio represents noninterest expenses divided by the sum of net interest income and noninterest income. For more information regarding our use of non-GAAP financial measures, including our calculation of the efficiency ratio, please refer to the information under the heading “Non-GAAP Financial Measures” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)

Tangible equity to tangible assets is a non-GAAP financial measure. Tangible equity is calculated as total stockholders’ equity less goodwill and other intangible assets, and tangible assets is calculated as total assets less goodwill and other intangible assets. We believe that the most directly comparable GAAP financial measure is total equity to total assets. For more information regarding our use of non-GAAP financial measures, including a reconciliation of the ratio of tangible equity to tangible assets to the ratio of total equity to total assets, please refer to the information under the heading “Non-GAAP Financial Measures” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on the financial condition and results of operations of Investar Holding Corporation (the “Company,” “we,” “our,” or “us”) and its wholly-owned subsidiary, Investar Bank (the “Bank”). The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes and other supplemental information included herein. As discussed in previous filings, the Company did not become the holding company of the Bank until the completion of the share exchange, whereby all of the Bank’s shareholders received shares of the Company’s common stock in exchange for the Bank’s common stock, in November 2013. Accordingly, references below to financial condition or results of operations or to events or circumstances relating to dates or time periods prior to this share exchange (even if “we,” “our,” or “us” is used) relate to the Bank alone, while references below to financial condition or results of operations or to events or circumstances relating to dates or time periods after the share exchange pertain to the Company and the Bank on a consolidated basis, unless the context explicitly dictates otherwise.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, both in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements relating to our projected growth, anticipated future financial performance, financial condition, credit quality and performance goals, as well as statements relating to the anticipated effects on our business, financial condition and results of operations from expected developments, our growth and potential acquisitions. These statements can typically be identified through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature.

Our forward-looking statements contained herein are based on assumptions and estimates that management believes to be reasonable in light of the information available at this time. However, many of these statements are inherently uncertain and beyond our control and could be affected by many factors. Factors that could have a material effect on our business, financial condition, results of operations, cash flows and future growth prospects can be found in Item 1A, Risk Factors. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•	business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate;
•	our ability to achieve organic loan and deposit growth, and the composition of that growth;
•	changes (or the lack of changes) in interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing;
•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;
•	our dependence on our management team, and our ability to attract and retain qualified personnel;
•	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers;
•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;
•	the concentration of our business within our geographic areas of operation in Louisiana;
•	concentration of credit exposure;
•	deteriorating asset quality and higher loan charge-offs, and the time and effort necessary to resolve problem assets;
•	a lack of liquidity, including as a result of a reduction in the amount of deposits we hold or other sources of liquidity;
•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;
•	difficulties in identifying attractive acquisition opportunities and strategic partners that will complement our private banking approach;
•	our ability to efficiently integrate acquisitions into our operations, retain the customers of acquired businesses and grow the acquired operations;

•	the impact of litigation and other legal proceedings to which we become subject;
•	data processing system failures and errors;
•	the expenses we will incur to operate as a public company;
•

competitive pressures in the consumer finance, commercial finance, retail banking, mortgage lending and auto lending industries, as well as the financial resources of, and products offered by, competitors;

•

the impact of changes in laws and regulations applicable to us, including banking, securities and tax laws and regulations and accounting standards, as well as changes in the interpretation of such laws and regulations by our regulators;

•	changes in the scope and costs of FDIC insurance and other coverages;
•	governmental monetary and fiscal policies;
•

hurricanes, other natural disasters and adverse weather; oil spills and other man-made disasters; acts of terrorism, an outbreak of hostilities or other international or domestic calamities, acts of God and other matters beyond our control; and

•	other circumstances, many of which are beyond our control.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included herein. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements.

Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

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

Financial Condition and Results of Operations

Our total assets grew to $879.4 million at December 31, 2014, an increase of 38% from $634.9 million at December 31, 2013, while our total deposits grew 18% from $532.6 million at December 31, 2013, to $628.1 million at December 31, 2014. Net income for the year ended December 31, 2014 was $5.4 million, or an increase of 70%, compared to $3.2 million for the year ended December 31, 2013. These substantial increases in our total assets, total deposits and net income were driven by a number of factors, including the following:

•

Consummation of our acquisition of First Community Bank, or FCB, on May 1, 2013, which contributed assets with a fair value on the acquisition date of $99.2 million, deposits with a fair value of $86.5 million, $4.5 million in capital and two branches located in our New Orleans and Hammond markets. We recorded a bargain purchase gain of $0.9 million in connection with the FCB merger.

•

Expansion into the Lafayette, Louisiana region, which included the opening of a branch in the fourth quarter of 2013. This new branch contributed $22.9 million and $11.5 million to our total gross loans and $78.7 million and $28.0 million to our total deposits at December 31, 2014 and 2013, respectively.

•

The opening of the Highland Road branch in Baton Rouge, Louisiana on August 1, 2014. This new branch contributed $21.1 million to our total gross loans and $45.1 million to our total deposits at December 31, 2014.

•	Hiring a number of key bankers in the past two years, including experienced commercial lenders and their teams in the New Orleans market and private bankers and their teams in the Lafayette market.

Non-GAAP Financial Measures

Our accounting and reporting policies conform to accounting principles generally accepted in the United States, or GAAP, and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional metrics. The efficiency ratio, tangible book value per share and the ratio of tangible equity to tangible assets are not financial measures recognized under GAAP and, therefore, are considered non-GAAP financial measures.

Our management, banking regulators, many financial analysts and other investors use these non-GAAP financial measures to compare the capital adequacy of banking organizations with significant amounts of preferred equity and/or goodwill or other intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions. Tangible equity, tangible assets, tangible book value per share or related measures should not be considered in isolation or as a substitute for total stockholders’ equity, total assets, book value per share or any other measure calculated in accordance with GAAP. Moreover, the manner in which we calculate tangible equity, tangible assets, tangible book value per share and any other related measures may differ from that of other companies reporting measures with similar names. The following table reconciles, as of the dates set forth below, stockholders’ equity (on a GAAP basis) to tangible equity and total assets (on a GAAP basis) to tangible assets and calculates both our tangible book value per share and efficiency ratio.

	As of and for the year ended December 31,
	2014	2013	2012	2011	2010
Total stockholders' equity - GAAP	$103,384	$55,483	$43,553	$35,166	$16,814
Adjustments:
Goodwill	2,684	2,684	2,684	2,684	-
Other intangibles	532	573	145	155	-
Tangible equity	100,168	52,226	40,724	32,327	16,814
Total assets - GAAP	$879,354	$634,946	$375,446	$279,330	$209,465
Adjustments:
Goodwill	2,684	2,684	2,684	2,684	-
Other intangibles	532	573	145	155	-
Tangible assets	876,138	631,689	372,617	276,491	209,465
Total shares outstanding
Book value per share	$14.24	$14.06	$13.56	$12.82	$11.46
Effect of adjustment	(0.45)	(0.82)	(0.88)	(1.03)	-
Tangible book value per share	$13.79	$13.24	$12.68	$11.79	$11.46
Total equity to total assets	11.76%	8.74%	11.60%	12.59%	8.03%
Effect of adjustment	(0.33)	(0.47)	(0.67)	(0.90)	-
Tangible equity to tangible assets	11.43%	8.27%	10.93%	11.69%	8.03%
Efficiency ratio
Noninterest expense	$24,384	$19,024	$11,645	$8,615	$6,195
Income before noninterest expense	30,926	23,340	14,985	10,116	7,293
Provision	1,628	1,026	685	639	1,019
Efficiency ratio	74.90%	78.07%	74.32%	80.10%	74.53%

Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, income and expenses and related disclosure of contingent assets and liabilities. Wherever feasible, we utilize third-party information to provide management with these estimates. Although independent third parties are engaged to assist us in the estimation process, management evaluates the results, challenges assumptions used and considers other factors which could impact these estimates. Actual results may differ from these estimates under different assumptions or conditions.

For more detailed information about our accounting policies, please refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements contained in Item 8, Financial Statements and Supplementary Data. The following discussion presents an overview of some of our accounting policies and estimates that require us to make difficult, subjective or complex judgments about inherently uncertain matters when preparing our financial statements. We believe that the judgments, estimates and assumptions that we use in the preparation of our consolidated financial statements are appropriate.

Allowance for Loan Losses. One of the accounting policies most important to the presentation of our financial statements relates to the allowance for loan losses and the related provision for loan losses. The allowance for loan losses is established as losses are estimated through a provision for loan losses charged to earnings. The allowance for loan losses is based on the amount that management believes will be adequate to absorb probable losses inherent in the loan portfolio based on, among other things, evaluations of the collectability of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect borrowers’ ability to pay. Another component of the allowance is losses on loans assessed as impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables (“ASC 310”). The balance of the loans determined to be impaired under ASC 310 and the related allowance is included in management’s estimation and analysis of the allowance for loan losses. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.

The determination of the appropriate level of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. We have an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in our portfolio and portfolio segments. We have an internally developed model that requires significant judgment to determine the estimation method that fits the credit risk characteristics of the loans in our portfolio and portfolio segments. Qualitative and environmental factors that may not be directly reflected in quantitative estimates include: asset quality trends, changes in loan concentrations, new products and process changes, changes and pressures from competition, changes in lending policies and underwriting practices, trends in the nature and volume of the loan portfolio, and national and regional economic trends. Changes in these factors are considered in determining changes in the allowance for loan losses. The impact of these factors on our qualitative assessment of the allowance for loan losses can change from period to period based on management’s assessment of the extent to which these factors are already reflected in historic loss rates. The uncertainty inherent in the estimation process is also considered in evaluating the allowance for loan losses.

Acquisition Accounting. We account for our acquisitions under ASC Topic 805, Business Combinations (“ASC 805”), which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, are recorded at fair value (which is discussed below). If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. If the fair value of the net assets received exceeds the consideration given, a bargain purchase gain is recognized. In accordance with ASC 805, estimated fair values are subject to adjustment up to one year after the acquisition date to the extent that additional information relative to closing date fair values becomes available. Material adjustments to acquisition date estimated fair values are recorded in the period in which the acquisition occurred, and as a result, previously reported results are subject to change.

Because the fair value measurements incorporate assumptions regarding credit risk, no allowance for loan losses related to the acquired loans is recorded on the acquisition date. The fair value measurements of acquired loans are based on estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. The fair value adjustment is amortized over the life of the loan using the effective interest method.

The Company accounts for acquired impaired loans under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). An acquired loan is considered impaired when there is evidence of credit deterioration since origination and it is probable at the date of acquisition that we will be unable to collect all contractually required payments. ASC 310-30 prohibits the carryover of an allowance for loan losses for acquired impaired loans. Over the life of the acquired loans, we continually estimate the cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. As of the end of each fiscal quarter, we evaluate the present value of the acquired loans using the effective interest rates. For any increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life, while we recognize a provision for loan loss in the consolidated statement of operations if the cash flows expected to be collected have decreased.

Fair Value Measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, using assumptions market participants would use when pricing an asset or liability. Fair value is best determined based upon quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows, and the fair value estimates may not be realized in an immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not necessarily represent our underlying value.

The definition of fair value focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

In accordance with fair value guidance, we group our financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

•

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

•

Level 2—Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

•

Level 3—Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Other-Than-Temporary-Impairment on Investment Securities. On a quarterly basis, we evaluate our investment portfolio for other-than-temporary-impairment (“OTTI”) in accordance with ASC Topic 320, Investments – Debt and Equity Securities. An investment security is considered impaired if the fair value of the security is less than its cost or amortized cost basis. When impairment of an equity security is considered to be other-than-temporary, the security is written down to its fair value and an impairment loss is recorded in earnings. When impairment of a debt security is considered to be other-than-temporary, the security is written down to its fair value. The amount of OTTI recorded as a loss in earnings depends on whether we intend to sell the debt security and whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the entire difference between the security’s amortized cost basis and its fair value is recorded as an impairment loss in earnings. If we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, OTTI is separated into the amount representing credit loss and the amount related to all other market factors. The amount related to credit loss is recognized in earnings. The amount related to other market factors is recognized in other comprehensive income, net of applicable taxes.

Intangible Assets. Our intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill and other intangible assets deemed to have an indefinite useful life are not amortized but instead are subject to review for impairment annually, or more frequently if deemed necessary, in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment. If impaired, the asset is written down to its estimated fair value. Core deposit intangibles representing the value of the acquired core deposit base are generally recorded in connection with business combinations involving banks and branch locations. Our policy is to amortize core deposit intangibles over the estimated useful life of the deposit base, either on a straight line basis not exceeding 15 years or an accelerated basis over 10 years. The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant revision of the remaining period of amortization. All of our core deposit intangibles are currently amortized on a straight-line basis over 15 years.

Stock-Based Compensation. We recognize compensation expense for all stock-based payments to employees in accordance with ASC Topic 718, Compensation – Stock Compensation. Under this accounting guidance, such payments are measured at fair value. Determining the fair value of, and ultimately the expense we recognize related to, our stock-based payments requires us to make assumptions regarding dividend yields, expected stock price volatility, estimated forfeitures and, as to stock options, the expected life of the option. Changes in these assumptions and estimates can materially affect the calculated fair value of stock-based compensation and the related expense to be recognized.

Income Taxes. Accrued taxes represent the estimated amount payable to or receivable from taxing jurisdictions, either currently or in the future, and are reported in our consolidated statement of operations after exclusion of non-taxable income such as interest on state and municipal securities. Also, certain items of income and expenses are recognized in different time periods for financial statement purposes than for income tax purposes. Thus, provisions for deferred taxes are recorded in recognition of such temporary differences. The calculation of our income tax expense is complex and requires the use of many estimates and judgments in its determination.

Deferred taxes are determined utilizing a liability method whereby we recognize deferred tax assets for deductible temporary differences and deferred tax liabilities for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adjust deferred tax assets and liabilities for the effects of changes in tax laws and rates on the date of enactment.

The Company has adopted accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. We recognize deferred tax assets if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than 50%. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance when, if based on the weight of evidence available, it is more likely than not that some portion or all of deferred tax asset will not be realized.

We recognize interest and penalties on income taxes as a component of income tax expense.

Implications of and Elections under the JOBS Act.  Pursuant to the JOBS Act, an emerging growth company such as the Company can choose to not adopt new or revised accounting standards that may be issued by the FASB until they would apply to private companies. We have elected not to opt in to such extended transition period, which election is irrevocable.  As a result of this election, our financial statements may not be comparable to the financial statements of emerging growth companies that have opted in to this extended transition period, but they will be comparable to those of other public companies that are neither emerging growth companies nor emerging growth companies that have opted in to using the extended transition period.  In addition, we have elected to take advantage of the reduced disclosure requirements relating to executive compensation arrangements that is available to us so long as we remain an emerging growth company.

Discussion and Analysis of Financial Condition

Total assets were $879.4 million at December 31, 2014, an increase of 38% from total assets of $634.9 million at December 31, 2013. Our total assets of $634.9 million at December 31, 2013 represents a 69% increase from total assets of $375.4 million at December 31, 2012. With respect to this growth, $99.2 million is attributable to the FCB acquisition, with the remainder resulting from organic growth in our gross loans and securities portfolio.

Loans

General. Loans, excluding loans held for sale, constitute our most significant asset, comprising 71%, 79%, and 77% of our total assets at December 31, 2014, 2013, and 2012, respectively. Loans, excluding loans held for sale, increased $118.7 million, or 24%, to $622.8 million at December 31, 2014 from $504.1 million at December 31, 2013. Loans, excluding loans held for sale, increased $215.3 million, or 75%, to $504.1 million at December 31, 2013 from $288.8 million at December 31, 2012. Although we acquired $77.5 million of loans in connection with the acquisition of FCB in May 2013, the majority of these increases is a result of organic loan growth.

The table below sets forth the balance of loans, excluding loans held for sale, outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands):

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Mortgage loans on real estate:
Construction and land development	$71,350	11.4%	$63,170	12.5%	$20,271	7.0%	$21,171	9.6%	$17,798	11.2%
1-4 Family	137,519	22.1	104,685	20.8	54,813	19.0	46,664	21.2	30,957	19.5
Multifamily	17,458	2.8	14,286	2.8	1,750	0.6	1,454	0.7	1,278	0.8
Farmland	2,919	0.5	830	0.2	64	0.0	8	0.0	852	0.5
Nonfarm, nonresidential
Owner occupied	119,668	19.2	78,415	15.6	52,534	18.2	38,397	17.4	24,613	15.5
Nonowner occupied	105,390	16.9	78,948	15.6	47,393	16.4	18,070	8.2	14,787	9.3
Commercial and industrial	54,187	8.7	32,665	6.5	15,319	5.3	11,499	5.2	8,338	5.3
Consumer	114,299	18.4	131,096	26.0	96,609	33.5	82,986	37.7	60,068	37.9
Total loans	$622,790	100.0%	$504,095	100.0%	$288,753	100.0%	$220,249	100.0%	$158,691	100.0%

As the table above indicates, we have experienced significant growth in all loan categories, with the exception of consumer, from 2012 to 2014. Our acquisition of FCB in May 2013, our strong presence in our Baton Rouge market, and our expansion into the New Orleans and Lafayette markets are the primary reasons for our loan growth from 2012 and 2014. Beyond the impact of the FCB expansion and our expansion into new markets, we believe our loan growth from 2012 to 2014 is due to the successful implementation of our relationship-driven banking strategy. The decrease in the consumer loan portfolio from 2013 to 2014 is a result of the Company’s increase in consumer loan pool sales.

At December 31, 2014, the Company’s total business lending portfolio, which consists of loans secured by owner occupied nonfarm, nonresidential properties and commercial and industrial loans, was $173.9 million, an increase of $62.8 million, or 57%, compared to the business lending portfolio of $111.1 million at December 31, 2013. The business lending portfolio at December 31, 2013 increased $43.2 million, or 64%, compared to $67.9 million at December 31, 2012.

The following table sets forth loans outstanding at December 31, 2014, which, based on remaining scheduled repayments of principal, are due in the periods indicated, as well as the amount of loans with fixed and variable rates in each maturity range. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less.

(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Mortgage loans on real estate:
Construction and land development	$42,772	$21,509	$2,838	$3,385	$846	$71,350
1-4 Family	9,765	22,182	28,475	18,325	58,772	137,519
Multifamily	4,567	9,420	2,080	1,257	134	17,458
Farmland	45	-	711	-	2,163	2,919
Nonfarm, nonresidential
Owner occupied	12,102	38,153	31,795	21,917	15,701	119,668
Nonowner occupied	6,608	44,561	31,989	13,537	8,695	105,390
Commercial and industrial	14,352	16,485	12,879	10,471	-	54,187
Consumer	861	52,787	58,924	1,564	163	114,299
Total loans	$91,072	$205,097	$169,691	$70,456	$86,474	$622,790
Amounts with fixed rates	$53,212	$179,618	$157,364	$59,023	$84,373	$533,590
Amounts with variable rates	37,860	25,479	12,327	11,433	2,101	89,200
Total loans	$91,072	$205,097	$169,691	$70,456	$86,474	$622,790

Loans Held for Sale. Loans held for sale increased $98.4 million, or 1,956%, to $103.4 million at December 31, 2014 from $5.0 million at December 31, 2013. The increase is primarily due to approximately $99.7 million of consumer loans being classified as held for sale at December 31, 2014. No consumer loans were classified as held for sale at December 31, 2013 or 2012.

In 2014, we originated $170.8 million in consumer loans for sale, consisting of auto loans. There were no consumer loans originated for sale in 2013. Due to the increase in production of consumer loans and the buyer’s postponement of two loan pool sales of approximately $52.0 million from the fourth quarter of 2014 to the first quarter of 2015, the Company’s consumer loans held for sale portfolio increased to $99.7 million at December 31, 2014. We sell pools of our consumer loans, typically several times per quarter, in order to manage our concentration in consumer loans as well as to generate liquidity. For the year ended December 31, 2014, we recognized gains from the sales of pools of our consumer loans of $1.7 million. For the year ended December 31, 2013, the gain from sales of pools of our consumer loans was $0.2 million, an increase over gains of $34,000 from such sales for the year ended December 31, 2012, due primarily to the overall growth in our consumer loan originations and our strategy to sell the majority of consumer loans that we originate. We expect gains from the sale of pools of our consumer loans to continue to increase as we continue to grow our originations and continue our strategy of selling the majority of these originations.

In 2014, we originated $67.7 million in mortgage loans for sale, as compared to $88.2 million in mortgage loans for sale originated in 2013. Mortgage loans held for sale decreased $12.0 million, or 70%, to $5.0 million at December 31, 2013 from $17.0 million at December 31, 2012. The decline is due to a decrease in originations of mortgage loans for sale, which declined from $115.0 million in 2012 to $88.2 million in 2013.

Mortgage rates in the latter half of 2011 declined to historic lows and remained at these levels through 2012 and into 2013. These low rates spurred not only new homebuyers, but also resulted in a significant increase in refinancings. Both of these factors contributed to the high level of mortgage originations in 2012. During the latter half of 2013 and continuing throughout 2014, mortgage rates began to increase, resulting in a decline in originations. As these rates are expected to remain elevated in 2015 relative to their historic lows in the past two years, we do not expect significant growth in mortgage originations.

One-to-four family mortgage loans not held in our portfolio are typically sold on a “best efforts” basis within 30 days after the loan is funded. This means that residential real estate originations are locked in at a contractual rate with a third-party investor or directly with government sponsored agencies, and we are obligated to sell the mortgage only if it is closed and funded. As a result, the risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Although loan fees and some interest income are derived from mortgage loans held for sale, our main source of income on these loans is gains from the loan sales in the secondary market which is recorded in fee income on mortgage loans held for sale, net on the consolidated statements of operations.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2014 and December 31, 2013, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities totaled $92.8 million at December 31, 2014, an increase of $30.0 million, or 48%, from $62.8 million at December 31, 2013. The investment securities balance at December 31, 2013 represents an $18.4 million, or 42%, increase from $44.3 million at December 31, 2012. Investment securities represented 11% of our total assets at December 31, 2014. We acquired $5.3 million in investment securities in connection with the FCB acquisition in 2013. The increase in investment securities at December 31, 2014 compared to December 31, 2013, as well as the remainder of the increase from 2012 to 2013, resulted from our purchases of all investment types in our current portfolio.

The following table shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio at the dates indicated (dollars in thousands):

	December 31, 2014		December 31, 2013		December 31, 2012
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. government agencies and corporations	$8,339	8.98%	$6,182	9.85%	$4,853	10.95%
Mortgage-backed securities	51,715	55.72	37,069	59.07	23,812	53.72
Obligations of state and political subdivisions	26,811	28.89	14,100	22.47	13,403	30.24
Equity mutual funds	534	0.57	476	0.76	505	1.14
Corporate bonds	5,419	5.84	4,925	7.85	1,753	3.95
Total	$92,818	100.00%	$62,752	100.00%	$44,326	100.00%

The investment portfolio consists of available for sale and held to maturity securities.  We classify debt securities as held to maturity if management has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Securities not classified as held to maturity or trading are classified as available for sale. The carrying values of the Company’s available for sale securities are adjusted for unrealized gains or losses as valuation allowances, and any gains or losses are reported on an after-tax basis as a component of other comprehensive income. Any expected credit loss due to the inability to collect all amounts due according to the security’s contractual terms is recognized as a charge against earnings. Any remaining unrealized loss related to other factors would be recognized in other comprehensive income, net of taxes.

In the year ended December 31, 2014, we purchased $72.2 million of investment securities, compared to purchases of $40.4 million and $26.8 million of investment securities during the years ended December 31, 2013 and 2012, respectively. We increased our purchases of securities in 2013, which continued throughout 2014, primarily to increase the amount of liquidity on our balance sheet and also to reposition the portfolio to take advantage of an anticipated rising interest rate environment. Mortgage-backed securities represented 87%, 69%, and 64% of the available for sale securities we purchased in 2014, 2013, and 2012, respectively. Of the remaining securities purchased in 2014, 2013 and 2012, 6%, 4% and 17%, respectively, were U.S. government agency securities, while 3%, 18%, and 11%, respectively, were municipal securities. The mortgage-backed securities that we have purchased since the beginning of 2012 have primarily been adjustable rate securities backed by U.S. government agencies. We purchase municipal securities to take advantage of the tax benefits associated with such securities. However, the volatility in the municipal securities market increased over the course of 2013 and into 2014, and we expect that our level of municipal securities purchases will decrease so long as this market remains volatile. We only purchase corporate bonds that are investment grade securities issued by seasoned corporations.

Typically, our investment securities are available for sale. Our purchases of held to maturity securities comprised only 23% of our total purchases in 2014. Our purchases of held to maturity securities in 2014 mainly consisted of U.S. government agency securities. Our purchases of held to maturity securities in 2013 consisted of U.S. government agency securities that we acquired in connection with our acquisition of FCB and mortgage-backed securities that were qualified investments for Community Redevelopment Act purposes. We did not purchase any held to maturity securities in 2012.

The following table sets forth the stated maturities and weighted average yields of our investment debt and equity securities based on the amortized cost of our investment portfolio as of December 31, 2014 (dollars in thousands):

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of other U.S. government agencies and corporations	$-	-	$-	-	$-	-	$3,979	2.21%
Mortgage-backed securities	-	-	-	-	-	-	3,469	2.46%
Obligations of states and political subdivisions	620	7.07%	2,815	7.07%	4,365	7.07%	7,271	4.33%
Available for sale:
Obligations of other U.S. government agencies and corporations	-	-	-	-	1,942	2.68%	2,409	2.22%
Mortgage-backed securities	-	-	502	2.07%	5,209	1.83%	42,192	2.20%
Obligations of states and political subdivisions	100	1.21%	469	2.11%	5,657	3.18%	5,390	3.40%
Corporate bonds	-	-	900	1.19%	4,516	2.25%	-	-
Other equity securities	-	-	-	-	-	-	552	2.07%
	$720		$4,686		$21,689		$65,262

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 34%.

Premises and Equipment

Bank premises and equipment increased $3.8 million, or 16%, to $28.5 million at December 31, 2014 from $24.7 million at December 31, 2013. Our acquisition of a parcel of land in Lafayette, Louisiana for a potential future branch location and the purchase of furniture and fixtures related to our consolidation of our back office support staff to a central location are the primary reasons for this increase. Bank premises and equipment increased $9.8 million, or 66%, to $24.7 million at December 31, 2013 from $14.9 million at December 31, 2012. In addition to the two branches we acquired in the FCB acquisition and the opening of our de novo branch in Lafayette, Louisiana, in 2013, we also acquired land in Gonzales, Louisiana in August 2013 and in Morgan City, Louisiana in October 2013 for future branch locations.

Deferred Tax Asset

At December 31, 2014 and December 31, 2013, our deferred tax asset was $1.1 million and $1.2 million, respectively, compared to $0.3 million at December 31, 2012. The reason for this significant increase is due to the FCB acquisition in May 2013, as the tax basis on the real estate owned that we acquired in the FCB acquisition exceeded its carrying value by approximately $1.9 million.

We also acquired a net operating loss carryforward of approximately $1.4 million on an after-tax basis as a result of the acquisitions of both SLBB and FCB. At December 31, 2014, we held approximately $1.8 million in net operating loss carryforwards, with expiration dates ranging from 2030 to 2033. U.S. tax law imposes annual limitations under the Internal Revenue Code Section 382 on the amount of net operating loss carryforwards that may be used to offset federal taxable income. Under these laws, we may apply up to approximately $0.6 million to offset our taxable income each year through 2015, with declining amounts thereafter as the net operating loss carryforwards are utilized. In addition to this limitation, our ability to utilize net operating loss carryforwards depends upon the Company generating taxable income. Given the substantial amount of time before our net operating loss carryforwards begin to expire, we currently expect to utilize these net operating loss carryforwards in full before their expiration.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at December 31, 2014, 2013 and 2012 (dollars in thousands):

	December 31, 2014		December 31, 2013		December 31, 2012
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$70,217	11.18%	$72,795	13.67%	$37,489	12.51%
NOW accounts	116,644	18.57	77,190	14.49	43,022	14.36
Money market deposit accounts	77,589	12.35	67,006	12.58	46,296	15.45
Savings accounts	53,332	8.49	52,177	9.80	30,521	10.18
Time deposits	310,336	49.41	263,438	49.46	142,342	47.50
Total deposits	$628,118	100.00%	$532,606	100.00%	$299,670	100.00%

Total deposits were $628.1 million at December 31, 2014, an increase of $95.5 million, or 18%, from total deposits of $532.6 million at December 31, 2013. The increase in deposits at December 31, 2014 resulted from organic growth in all of our markets.

Total deposits were $532.6 million at December 31, 2013, an increase of $232.9 million, or 78%, from total deposits of $299.7 million at December 31, 2012. Our acquisition of FCB contributed $86.5 million in deposits, with the remainder of the increase in deposits resulting from organic growth. Total deposits, and noninterest-bearing deposits in particular, at December 31, 2013 were slightly inflated by a $14.0 million short-term deposit that a commercial customer made in late December 2013 that was fully withdrawn in January 2014.

Our management is focused on growing and maintaining a stable source of funding, specifically core deposits, and allowing more costly deposits to mature, within the context of mitigating interest rate risk and maintaining our net interest margin and sufficient levels of liquidity. As we have grown, our deposit mix has evolved from a primary reliance on certificates of deposit, which are less relationship driven and less dependent on the convenience of branch locations than other types of deposit accounts. As our branch network has expanded and the reach of our relationship-driven approach to banking has grown, our mix of deposits has shifted and is relatively balanced between transactional accounts, such as checking, savings, money market and NOW accounts, and certificates of deposits. However, as a result of our acquisition of $47.3 million in certificates of deposit from FCB in 2013, at both December 31, 2014 and December 31, 2013, certificates of deposit represented 49% of our total deposits as compared to 48% at December 31, 2012. In a low interest rate, relatively flat yield curve environment, we have encouraged our customers to extend their maturities by offering higher interest rates in our certificates of deposits with maturities greater than twelve months. In the event that certain of these certificates of deposits are not renewed and the funds are withdrawn, we intend to replace those deposits with other forms of borrowed money or capital, or liquidate assets to reduce our funding needs.

The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at December 31, 2014 and 2013 (dollars in thousands):

	December 31,
	2014		2013
Time remaining until maturity:	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Three months or less	$24,193	$-	$4,296	$134
Over three months through six months	4,554	234	5,123	102
Over six months through twelve months	7,617	208	6,456	396
Over one year through three years	8,421	128	9,435	302
Over three years	1,386	123	2,861	141
	$46,171	$693	$28,171	$1,075

Borrowings

Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), a line of credit with First National Bankers Bankshares, Inc. (“FNBB”) and junior subordinated debentures. Securities sold under agreements to repurchase increased $2.1 million to $12.3 million at December 31, 2014 from $10.2 million at December 31, 2013. Our advances from the FHLB were $125.8 million at December 31, 2014, an increase of $95.0 million, or 308%, from FHLB advances of $30.8 million at December 31, 2013, mainly resulting from the timing of our consumer loan pool sales, as short term FHLB advances were used to fund the origination of the loans included in the two loan sales that the buyers postponed from the fourth quarter of 2014 to the first quarter of 2015. Our $3.6 million in notes payable at each of December 31, 2014 and December 31, 2013 represent the junior subordinated debentures that we assumed in connection with our acquisition of FCB. The overall increase in borrowings was used primarily to fund loan growth.

Securities sold under agreements to repurchase increased $6.2 million to $10.2 million at December 31, 2013 from $4.0 million at December 31, 2012 primarily a result of one new short-term repurchase agreement. Our advances from the FHLB were $30.8 million at December 31, 2013, an increase of $4.0 million, or 15%, from FHLB advances of $26.8 million at December 31, 2012, resulting generally from the increase in the size of our operations.

The average balances and cost of funds of short-term borrowings at December 31, 2014, 2013 and 2012 are summarized as follows (dollars in thousands):

	Average Balances			Cost of Funds
	December 31,
	2014	2013	2012	2014	2013	2012
Federal funds purchased and other short-term borrowings	$16,521	$19	$2	0.16%	0.76%	0.76%
Securities sold under agreements to repurchase	11,828	7,608	5,472	0.23	0.15	0.20
Total short-term borrowings	$28,349	$7,627	$5,474	0.19%	0.15%	0.20%

Results of Operations

Performance Summary

2014 vs. 2013. For the year ended December 31, 2014, net income was $5.4 million, or $0.98 per basic share and $0.93 per diluted share, compared to net income of $3.2 million, or $0.86 per basic share and $0.81 per diluted share, for the year ended December 31, 2013. The increase in our net income was primarily driven by higher levels of net interest income resulting from strong organic loan growth as well as the increase in loans as a result of the FCB acquisition, offset, in part, by a slight decrease in yields on interest-earning assets. Return on average assets increased to 0.73% for the year ended December 31, 2014 from 0.64% for the year ended December 31, 2013 primarily on account of increases in interest income and noninterest income. Return on average equity was 6.8% for the year ended December 31, 2014 as compared to 6.1% for the year ended December 31, 2013.

2013 vs. 2012. Net income was $3.2 million, or $0.86 per basic share and $0.81 per diluted share, for the year ended December 31, 2013 compared to net income of $2.4 million, or $0.79 per basic share and $0.71 per diluted share, for the same period in 2012. The increase in our net income was primarily driven by the bargain purchase gain and higher levels of net interest income resulting from our strong organic loan growth as well as the increase in loans as a result of the FCB acquisition, offset, in part, by declining yields on interest-earning assets. Return on average assets declined to 0.64% for the year ended December 31, 2013 from 0.74% for 2012 primarily as a result of merger-related expenses, an increase in occupancy expenses related to real estate owned acquired in the FCB acquisition and our de novo branch facilities. Return on average equity was 6.1% for the year ended December 31, 2013 as compared to 5.9% for the year ended December 31, 2012.

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

The primary factors affecting net interest margin are changes in interest rates, competition and the shape of the interest rate yield curve. The decline in interest rates since 2008 has put significant downward pressure on net interest margin over the past few years. Each rate reduction in interest rate indices (and, in particular, the prime rate, rates paid on U.S. Treasury securities and the London Interbank Offering Rate) resulted in a reduction in the yield on our variable rate loans indexed to one of these indices. However, rates on our deposit and other interest-bearing liabilities did not decline proportionally. To offset the effects on our net interest income and net interest margin from the prevailing interest rate environment, we have attempted to focus our interest-earning assets in loans and shift our interest-bearing liabilities from higher-costing deposits, like certificates of deposit, to noninterest-bearing and other lower cost deposits.

2014 vs. 2013. Net interest income increased 40% to $26.7 million for the year ended December 31, 2014 from $19.0 million for the same period in 2013. Net interest margin was 3.85% for the year ended December 31, 2014, down 25 basis points from 4.10% for the year ended December 31, 2013. The increase in net interest income resulted from increases in the volume of interest-earning assets and decreases in the cost of interest-bearing liabilities, offset by declines in the rate paid on interest-earnings assets and an increase in the volume of interest-bearing liabilities. These changes were driven both by the impact of the assets acquired and liabilities assumed in connection with the FCB acquisition as well as organic loan and deposit growth. For the year ended December 31, 2014, average loans increased approximately $195.2 million as compared to the same period in 2013, while average investment securities increased approximately $24.4 million.

Interest income was $31.4 million for the year ended December 31, 2014 compared to $22.5 million for the same period in 2013. Loan interest income made up substantially all of our interest income for the years ended December 31, 2014 and 2013. Interest on our nonfarm, nonresidential commercial real estate loans, our 1-4 family residential real estate loans and our consumer loans constituted the three largest components of our loan interest income for the years ended December 31, 2014 and 2013 at 79% each for such periods. The prolonged low interest rate environment contributed to a lower yield on earning assets, offset by the increases in interest-earning assets, described above. The overall yield on interest-earning assets decreased thirty-three basis points to 4.52% for the year ended December 31, 2014 as compared to 4.85% for the same period in 2013. The loan portfolio yielded 4.99% for the year ended December 31, 2014 as compared to 5.34% for the year ended December 31, 2013, while the yield on the investment portfolio was 1.69% for the year ended December 31, 2014 as compared to 1.41% for the year ended December 31, 2013.

Interest expense was $4.7 million for the year ended December 31, 2014, an increase of $1.2 million compared to interest expense of $3.5 million for the year ended December 31, 2013, as a result in an increase in volume of interest-bearing liabilities, offset by a decrease in cost. Average interest-bearing liabilities increased approximately $186.6 million for the year ended December 31, 2014 as compared to the same period in 2013 as a result of the FCB acquisition and our organic deposit growth. The cost of interest-bearing liabilities decreased seven basis points to 0.80% for the year ended December 31, 2014 compared to the same period in 2013, primarily as a result of lower rates overall. In particular, the weighted average rate paid on certificates of deposit decreased seven basis points during the year ended December 31, 2014 compared to same period in 2013. Competitive factors and the general interest rate environment, as well as the impact of our strategy to cross-sell using lower cost deposits, drove the decrease in deposit rates.

2013 vs. 2012.  Net interest income increased 58% to $19.0 million for the year ended December 31, 2013 from $12.0 million for the same period in 2012. Net interest margin was 4.10% for 2013, up six basis points from 4.04% for 2012. The increase in net interest income resulted from increases in the volume of interest-earning assets and decreases in the cost of interest-bearing liabilities, offset by declines in the rate paid on interest-earnings assets and an increase in the volume of interest-bearing liabilities. These changes were driven both by the impact of the assets acquired and liabilities assumed in connection with the FCB acquisition as well as organic loan and deposit growth. For 2013, average loans increased approximately $155.0 million as compared to 2012, while average investment securities increased approximately $15.0 million as compared to 2012. The acquisition of FCB increased the average balance of interest-earning assets by $48.3 million, with an average yield of 6.72%, and increased the average balance of interest-bearing liabilities by $48.8 million, with an average cost of 0.61%, for 2013.

Interest income was $22.5 million for 2013 compared to $14.6 million for 2012. As the average balances table below illustrates, loan interest income made up virtually all of our interest income in 2013 and 2012. Interest on our nonfarm, nonresidential commercial real estate loans, our 1-4 family residential real estate loans and our consumer loans constituted the three largest components of our loan interest income for 2013 and 2012, at 79% and 85%, respectively, for such years. Interest income generated from the two branches acquired from FCB was approximately $3.2 million for the year ended December 31, 2013.  The prolonged low interest rate environment contributed to a lower yield on earning assets, offset by the increases in interest-earning assets, described above. The overall yield on interest-earning assets decreased four basis points to 4.85% for 2013 as compared to 4.89% for 2012. The loan portfolio yielded 5.34% for 2013 as compared to 5.56% for 2012, while the yield on the investment portfolio was 1.41% for 2013 as compared to 1.48% for 2012.

Interest expense was $3.5 million for 2013, an increase of $1.0 million compared to interest expense of $2.5 million for 2012, as a result in an increase in volume of interest-bearing liabilities, offset by a decrease in cost. Average interest-bearing liabilities increased approximately $144 million in 2013 as compared to 2012 as a result of the FCB acquisition and our organic growth. Interest expense attributable to the two branches acquired from FCB was approximately $0.3 million for the year ended December 31, 2013.  At the same time, the cost of interest-bearing liabilities decreased 14 basis points to 0.87% for 2013 compared to 1.01% for 2012, primarily as a result of lower rates overall and with respect to certificate of deposit rates in particular during 2013 as compared to 2012. We were able to reduce the weighted average rate paid on our certificates of deposits from 1.28% in 2012 to 1.05% in 2013. Competitive factors and the general interest rate environment, as well as the impact of our strategy to cross-sell using lower cost deposits, drove the decrease in deposit rates.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category as of and for the years ended December 31, 2014, 2013 and 2012. Averages presented below are daily averages (dollars in thousands):

	As of and for the year ended December 31,
	2014			2013			2012
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$601,238	$29,979	4.99%	$405,997	$21,686	5.34%	$251,269	$13,968	5.56%
Securities:
Taxable	66,384	945	1.42	39,957	414	1.04	28,067	289	1.03
Tax-exempt	12,652	394	3.11	14,685	354	2.41	12,107	307	2.54
Interest-earning balances with banks	13,060	51	0.39	2,977	18	0.60	6,838	23	0.34
Total interest-earning assets	693,334	31,369	4.52	463,616	22,472	4.85	298,281	14,587	4.89
Cash and due from banks	5,668			7,285			3,086
Intangible assets	3,235			3,124			2,834
Other assets	36,617			25,397			17,220
Allowance for loan losses	(3,877)			(2,737)			(2,083)
Total assets	$734,977			$496,685			$319,338

Liabilities and stockholders' equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$173,715	$1,078	0.62%	$113,097	$726	0.64%	$82,437	$558	0.68%
Savings deposits	52,881	361	0.68	42,774	299	0.70	26,654	206	0.77
Time deposits	288,837	2,834	0.98	208,036	2,179	1.05	124,630	1,597	1.28
Total interest-bearing deposits	515,433	4,273	0.83	363,907	3,204	0.88	233,721	2,361	1.01
Short-term borrowings	28,349	54	0.19	7,627	12	0.16	5,474	11	0.20
Long-term debt	39,376	348	0.88	24,990	244	0.98	13,288	170	1.28
Total interest-bearing liabilities	583,158	4,675	0.80	396,524	3,460	0.87	252,483	2,542	1.01
Noninterest-bearing deposits	67,639			47,564			25,736
Other liabilities	4,809			1,527			1,108
Stockholders' equity	79,371			51,070			40,011
Total liabilities and stockholders’ equity	$734,977			$496,685			$319,338
Net interest income/net interest margin		$26,694	3.85%		$19,012	4.10%		$12,045	4.04%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Nonaccrual loans were included in the computation of average loan balances but carry a zero yield. The yields include the effect of loan fees, $2.3 million, $1.5 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, and discounts and premiums that are amortized or accreted to interest income or expense.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the year ended December 31, 2014 compared to the year ended December 31, 2013 (dollars in thousands):

	Year ended December 31, 2014 vs. Year ended December 31, 2013
	Volume	Rate	Net(1)

Interest income:
Loans	$10,429	$(2,136)	$8,293
Securities:
Taxable	274	257	531
Tax-exempt	(49)	89	40
Interest-earning balances with banks	61	(28)	33
Total interest-earning assets	10,715	(1,818)	8,897

Interest expense:
Interest-bearing demand deposits	389	(37)	352
Savings deposits	71	(9)	62
Time deposits	846	(191)	655
Short-term borrowings	33	9	42
Long-term debt	140	(36)	104
Total interest-bearing liabilities	1,479	(264)	1,215
Change in net interest income	$9,236	$(1,554)	$7,682

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Noninterest Income

Noninterest income includes, among other things, fees generated from our deposit services and in connection with our mortgage loan activities, securities gains, gains on sale of consumer loans and a non-recurring bargain purchase gain resulting from the FCB acquisition in May 2013. We expect to continue to develop new products that generate non-interest income, and enhance our existing products, in order to diversify our revenue sources.

2014 vs. 2013. Total noninterest income increased $0.5 million, or 9%, to $5.9 million for the year ended December 31, 2014 compared to $5.4 million for the year ended December 31, 3013. The increase is primarily due to the increase in gain on sale of consumer loans.

Fee income on mortgage loans held for sale is the largest component of our noninterest income. These fees decreased $0.7 million to $2.1 million for the year ended December 31, 2014 from $2.8 million for the year ended December 31, 2013, as originations of mortgage loans held for sale decreased. The decrease in such fee income, as well as our originations of mortgage loans held for sale, is due to an industry-wide increase in mortgage loan rates in the latter half of 2013. As interest rates remain high relative to prior years, we expect our mortgage loan originations, as well as fee income on mortgage loans held for sale, to remain flat and possibly even decline during 2015.

Gains on the sale of loans, other than mortgage loans, for the year ended December 31, 2014 were $1.7 million, an increase of $1.5 million from $0.2 million at December 31, 2013. These gains were generated by sales of pools of our consumer loans and increased from the prior year as a result of the growth in our consumer loan originations.

Service charges on deposit accounts include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item charges and overdraft fees. Service charges on deposits increased 43% to $0.3 million for the year ended December 31, 2014 as compared to $0.2 million for the same period in 2013 as a result of opening two new branches, one in Lafayette, Louisiana in the fourth quarter of 2013 and one in Baton Rouge, Louisiana in the third quarter of 2014, as well as our organic deposit growth.

Gains on the sale of investment securities for the year ended December 31, 2014 decreased $0.1 million, or 24%, to $0.3 million from $0.4 million for the same period in 2013. We sold approximately $31.6 million in securities for the year ended December 31, 2014, compared to sales of $16.6 million for the year ended December 31, 2013.

Gains on the sale of real estate owned for the year ended December 31, 2014 increased $0.1 million, or $137%, to $0.2 million from $0.1 million for the same period in 2013. We sold approximately $1.3 million of real estate owned for the year ended December 31, 2014, compared to sales of $1.6 million for the year ended December 31, 2013.

Other operating income was $1.2 million for the year ended December 31, 2014 compared to $0.6 million for the same period in 2013. Other operating income consists of interchange fees, ATM surcharge income, loan servicing fees and rental income.

2013 vs. 2012. Total noninterest income increased $1.7 million, or 48%, to $5.4 million for the year ended December 31, 2013 as compared to $3.6 million for the year ended December 31, 2012 primarily due to the FCB acquisition. We recorded a bargain purchase gain in the amount of $0.9 million as a result of such acquisition. This gain represents the amount that the net estimated fair value of the assets acquired and the liabilities assumed in the FCB acquisition exceeded the consideration we paid to FCB shareholders in the merger.

Fee income on mortgage loans held for sale decreased 9%, to $2.8 million in 2013 from $3.1 million in 2012, as originations of mortgage loans held for sale decreased from $115.0 million in 2012 to $88.2 million in 2013. Such fee income as well as our mortgage originations declined for the same reasons described above with respect to the year ended December 31, 2014 as compared to the corresponding period in 2013.

Gains on the sale of loans, other than mortgage loans, in 2013 increased to $0.2 million as compared to $34,000 in 2012. These gains were generated by sales of pools of our consumer loans and increased from the prior year as a result of the growth in our consumer loan originations.

Service charges on deposit accounts include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item charges and overdraft fees. Service charges on deposits increased 82% to $0.2 million in 2013 as compared to $0.1 million in 2012. Approximately 78% of this increase is due to increased deposits resulting from the FCB acquisition, with the remainder of the increase attributable to our organic deposit growth.

Gains on the sale of investment securities for the year ended December 31, 2013 increased $0.3 million, or 222%, to $0.4 million from $0.1 million for the same period in 2012. We sold approximately $16.6 million in securities in 2013, as compared to sales of $6.7 million in securities in 2012.

Gain on sales of real estate owned increased to $0.1 million for the year ended December 31, 2013 from $2,000 for the same period in 2012. Our real estate owned and sales of real estate owned increased due to the acquisition of FCB, with approximately $1.6 million of the real estate owned acquired in the FCB acquisition remaining in the portfolio at December 31, 2013.

Other operating income was $0.6 million in 2013 as compared to $0.2 million in 2012. Other operating income consists of interchange fees, ATM surcharge income, loan servicing fees and rental income.

Noninterest Expense

Noninterest expense includes salaries and benefits and other costs associated with the conduct of our operations. We are committed to managing our costs within the framework of our operating strategy. However, since we are focused on growth both organically and through acquisition, we expect our expenses to continue to increase as we add employees and physical locations to accommodate our growing franchise.

2014 vs. 2013. Total noninterest expense was $24.4 million for the year ended December 31, 2014, an increase of $5.4 million, or 28%, from $19.0 million for the year ended December 31, 2013. This increase was a result of increased costs associated with our expanded operations as a result of the FCB acquisition, the expansion into the Lafayette market including the opening of our Lafayette branch, the opening of our Highland branch in Baton Rouge, and our organic growth.

Salaries and employee benefits increased $2.8 million, or 24%, to $14.6 million for the year ended December 31, 2014, compared to $11.8 million for the year ended December 31, 2013. Staff levels increased to 179 full-time equivalent employees at December 31, 2014 compared to 163 full-time equivalent employees at December 31, 2013, accounting for most of the increase in salary and benefits expense. Twenty-four employees joined the Bank upon the completion of the FCB acquisition. Another component of the increase was the opening of the Lafayette branch in the fourth quarter of 2013.

Net occupancy and equipment expense increased 28% to $2.4 million for the year ended December 31, 2014 from $1.9 million for the year ended December 31, 2013. This increase is primarily attributable to the costs associated with the two branches we acquired in the FCB acquisition and the costs associated with our new branches in Lafayette and Baton Rouge.

Data processing expenses increased to $1.3 million for the year ended December 31, 2014 from $0.8 million for the year ended December 31, 2013. This increase is primarily a result of the growth resulting from the FCB merger, the opening of two new branches in Lafayette and Baton Rouge, as well as our organic growth. Data processing expenses are also related to the number of consumer loans that we service, and fluctuations in this portfolio will affect the amount of data processing expense. Software amortization and expenses increased to $0.5 million for the year ended December 31, 2014 from $0.4 million for the same period in 2013. This increase can be attributed to the increased servicing volume of consumer loans.

Other expenses include an increase in FDIC and OFI assessments of $0.2 million to $0.5 million for the year ended December 31, 2014 compared to $0.3 million for the year ended December 31, 2013 due to our increase in average total assets.

Other operating expenses include security, business development, charitable contributions, training, filing fees and duplicating costs. Other operating expenses increased $0.4 million to $2.6 million for the year ended December 31, 2014 from $2.2 million for the same period in 2013. The increase is primarily the result of the FCB acquisition, the opening of two new branches and our organic growth. Included in other operating expenses for 2014 is $41,000 of amortization expense related to the amortization of our core deposit intangible associated with the FCB and SLBB acquisitions.

2013 vs. 2012. Total noninterest expense was $19.0 million for the year ended December 31, 2013, an increase of $7.4 million, or 63%, from $11.6 million for the year ended December 31, 2012. This increase was a result of cost increases associated with our expansion as a result of the FCB acquisition and our organic growth, including the costs associated with opening two new branches as well as our operations center and costs incurred to update our software to accommodate our indirect auto lending. In 2013, we recorded approximately $0.3 million in one-time merger-related expenses associated with the FCB acquisition, which is included in other operating expenses.

Salaries and employee benefits increased $4.3 million, or 58%, to $11.8 million in 2013, as compared to $7.5 million in 2012. Staff levels increased to 163 full-time equivalent employees at December 31, 2013 as compared to 100 full-time equivalent employees at December 31, 2012, accounting for most of the increase in salary and benefits expense. In addition to the 24 employees who joined us upon the completion of the FCB acquisition, we also experienced a full year’s impact of the personnel we added in connection with the opening of our two de novo branches in the New Orleans markets in December 2012.

Net occupancy and equipment expense increased 68% to $1.9 million in 2013 from $1.1 million for 2012. This increase is primarily attributable to the costs associated with the two branches we acquired in the FCB acquisition and the costs of constructing our permanent branch in Lafayette.

Data processing expenses increased to $0.8 million in 2013 from $0.5 million in 2012. This increase is primarily a result of the conversion and merger of FCB’s core data system following the completion of the merger. Data processing expenses are also related to the number of auto loans that we service, and fluctuations in this portfolio will affect the amount of data processing expense. Software amortization and expenses increased 42% to $0.4 million in 2013 from $0.3 million in 2012 due to a software upgrade to support the expansion of our indirect auto lending, including our ability to service such loans.

Other expenses included FDIC and OFI assessments of $0.3 million in 2013, which increased from $0.2 million in 2012 due to our increase in average total assets. Advertising expenses increased $0.1 million to $0.3 million in 2013 from $0.2 million in 2012 due to an advertising campaign conducted in connection with our expansion into new markets and the FCB acquisition.

In addition to non-recurring merger-related expenses of $0.3 million related to the FCB acquisition, other operating expenses include security, business development, charitable contributions, training, filing fees and duplicating. Other operating expenses increased $1.1 million to $2.2 million in 2013 from $1.1 million in 2012. Included in other operating expenses for 2013 is $31,000 of amortization expense related to the amortization of our core deposit intangible associated with the FCB and SLBB acquisitions.

Income Tax Expense

Income tax expense for each of the years ended December 31, 2014 and December 31, 2013 was $1.1 million. The effective tax rate for the year ending December 31, 2014 and 2013 was 18% and 26%, respectively. The decrease in the effective tax rate is mainly due to the Company’s utilization of its Historic Rehabilitation Tax Credit.

Income tax expense was $1.1 million for the year ended December 31, 2013, as compared to $1.0 million for 2012. The effective tax rates for 2013 and 2012 were 26% and 29%, respectively. The decrease in the effective tax rate from 2012 to 2013 is due to the non-taxable bargain purchase gain resulting from the FCB acquisition as well as an increase in tax-exempt interest income.

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

Credit Risk and the Allowance for Loan Losses

General. The risk of loss should a borrower default on a loan is inherent in any lending activity. Our portfolio and related credit risk are monitored and managed on an ongoing basis by our risk management department, the board of directors’ loan committee and the full board of directors. We utilize a ten point risk-rating system, which assigns a risk grade to each borrower based on a number of quantitative and qualitative factors associated with a loan transaction. The risk grade categorizes the loan into one of five risk categories, based on information about the ability of borrowers to service the debt. The information includes, among other factors, current financial information about the borrower, historical payment experience, credit documentation, public information and current economic trends. These categories assist management in monitoring our credit quality. The following describes each of the risk categories, which are consistent with the definitions used in guidance promulgated by federal banking regulators:

•

Pass (Loan grades 1-6)—Loans not meeting the criteria below are considered pass. These loans have high credit characteristics and financial strength. The borrowers at least generate profits and cash flow that are in line with peer and industry standards and have debt service coverage ratios above loan covenants and our policy guidelines. For some of these loans, a guaranty from a financially capable party mitigates characteristics of the borrower that might otherwise result in a lower grade.

•

Special Mention (grade 7)—Loans classified as special mention possess some credit deficiencies that need to be corrected to avoid a greater risk of default in the future. For example, financial ratios relating to the borrower may have deteriorated. Often, a special mention categorization is temporary while certain factors are analyzed or matters addressed before the loan is re-categorized as either pass or substandard.

•

Substandard (grade 8)—Loans rated as substandard are inadequately protected by the current net worth and paying capacity of the borrower or the liquidation value of any collateral. If deficiencies are not addressed, it is likely that this category of loan will result in the Bank incurring a loss. Where a borrower has been unable to adjust to industry or general economic conditions, the borrower’s loan is often categorized as substandard.

•

Doubtful (grade 9)—Doubtful loans are substandard loans with one or more additional negative factors that makes full collection of amounts outstanding, either through repayment or liquidation of collateral, highly questionable and improbable.

•

Loss (grade 10)—Loans classified as loss have deteriorated to such a point that it is not practicable to defer writing off the loan. For these loans, all efforts to remediate the loan’s negative characteristics have failed and the value of the collateral, if any, has severely deteriorated relative to the amount outstanding. Although some value may be recovered on such a loan, it is not significant in relation to the amount borrowed.

At December 31, 2014 and December 31, 2013, there were no loans classified as doubtful or loss, while there were $5.6 million and $4.2 million, respectively, of loans classified as substandard and $0.5 million and $1.2 million, respectively, of loans classified as special mention as of such dates. Of our substandard and special mention loans at December 31, 2014 and December 31, 2013, $3.7 million and $4.9 million, respectively, were acquired in the FCB acquisition and marked to fair value at the time of their acquisition. At December 31, 2012, we had no doubtful or loss loans, and we had substandard and special mention loans of $0.9 million and $0.3 million, respectively.

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

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC Topic 450, Contingencies. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC Topic 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $4.6 million at December 31, 2014, up from $3.4 million at December 31, 2013 and $2.7 million at December 31, 2012, as we increased our loan loss provisioning to reflect our organic loan growth.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Determination of impairment is treated the same across all classes of loans. Impairment is measured on a loan-by-loan basis for, among others, all loans of $500,000 or greater, nonaccrual loans and a sample of loans between $250,000 and $500,000. When we identify a loan as impaired, we measure the extent of the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loans is the operation or liquidation of the collateral. In these cases when foreclosure is probable, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. For real estate collateral, the fair value of the collateral is based upon a recent appraisal by a qualified and licensed appraiser. If we determine that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), we recognize impairment through an allowance estimate or a charge-off recorded against the allowance. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual, contractual interest is credited to interest income when received, under the cash basis method.

Impaired loans at December 31, 2014 were $3.6 million, including impaired loans acquired in the FCB acquisition in the amount of $1.3 million, compared to $4.2 million, including impaired loans acquired in the FCB acquisition in the amount of $3.8 million, at December 31, 2013. Impaired loans were $1.0 million at December 31, 2012, none of which were acquired loans.  At December 31, 2014 and December 31, 2013, $0.1 million and $37,000, respectively, of the allowance for loan losses were specifically allocated to impaired loans, while $0.1 million of the allowance was specifically allocated to such loans at December 31, 2012.

The provision for loan losses is a charge to income in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the year ended December 31, 2014 and 2013, the provision for loan losses was $1.6 million and $1.0 million, respectively, up from $0.7 million in 2012. The increase is due primarily to the overall growth in our loan portfolio, including our commercial real estate loans.

Acquired SLBB loans had a carrying value of $31.3 million and a fair value of $31.5 million on the acquisition date, while acquired FCB loans had a carrying value of $78.4 million and a fair value of $77.5 million on the acquisition date. Acquired loans that are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. Because ASC 310-30 does not permit carry over or recognition of an allowance for loan losses, we may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses if future cash flows deteriorate below initial projections. We did not increase the allowance for loan losses for loans accounted for under ASC 310-30 during 2014, 2013 or 2012. There was no provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 for the years ended December 31, 2014, 2013 and 2012.

The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands):

	December 31,
	2014	2013	2012	2011	2010
Mortgage loans on real estate:
Construction and development	$526	$420	$276	$385	$356
1-4 Family	909	567	415	194	158
Multifamily	137	101	18	5	6
Farmland	18	4	-	-	4
Nonfarm, nonresidential	1,571	992	977	506	332
Commercial and industrial	390	397	332	306	307
Consumer	1,079	899	704	350	313
Total	$4,630	$3,380	$2,722	$1,746	$1,476

The following table presents the amount of the allowance for loan losses allocated to each loan category as a percentage of total loans as of the dates indicated:

	December 31,
	2014	2013	2012	2011	2010
Mortgage loans on real estate:
Construction and development	0.09%	0.08%	0.10%	0.18%	0.23%
1-4 Family	0.15	0.11	0.14	0.09	0.10
Multifamily	0.02	0.02	0.01	-	-
Farmland	-	-	-	-	-
Nonfarm, nonresidential	0.25	0.20	0.33	0.22	0.21
Commercial and industrial	0.06	0.08	0.12	0.14	0.19
Consumer	0.17	0.18	0.24	0.16	0.20
Total	0.74%	0.67%	0.94%	0.79%	0.93%

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

	Year ended December 31,
	2014	2013	2012	2011	2010
Allowance at beginning of period	$3,380	$2,722	$1,746	$1,476	$1,471
Provision for loan losses	1,628	1,026	685	639	1,019
Charge-offs:
Mortgage loans on real estate:
Construction and development	-	-	-	-	(334)
1-4 Family	(123)	-	-	(63)	(55)
Multifamily	-	-	(15)	-	-
Farmland	-	-	-	-	-
Nonfarm, nonresidential	(3)	-	-	(20)	(448)
Commercial and industrial	(16)	(118)	-	(218)	(84)
Consumer	(317)	(271)	(166)	(77)	(103)
Total charge-offs	(459)	(389)	(181)	(378)	(1,024)
Recoveries
Mortgage loans on real estate:
Construction and development	1	-	-	-	8
1-4 Family	4	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Nonfarm, nonresidential	1	-	448	-	-
Commercial and industrial	17	-	2	-	-
Consumer	58	21	22	9	2
Total recoveries	81	21	472	9	10
Net (charge-offs) recoveries	(378)	(368)	291	(369)	(1,014)
Balance at end of period	$4,630	$3,380	$2,722	$1,746	$1,476

Net charge-offs to:
Loans - average	0.07%	0.09%	-0.12%	0.20%	0.68%
Allowance for loan losses	8.16%	10.89%	-10.69%	21.13%	68.70%
Allowance for loan losses to:
Total loans	0.74%	0.67%	0.94%	0.79%	0.93%
Nonperforming loans	139%	227%	5136%	6236%	40%

The allowance for loan losses to total loans ratio increased to 0.74% at December 31, 2014 compared to 0.67% at December 31, 2013. The allowance for loan losses to nonperforming loans ratio decreased to 139% at December 31, 2014 from 227% at December 31, 2013 as the result of a $1.9 million increase in nonperforming loans. The decrease in both the ratio of the allowance for loan losses to total loans and the ratio of the allowance for loan losses to nonperforming loans at December 31, 2013 compared to December 31, 2012 was due to the $77.5 million of loans acquired in the FCB acquisition offset by an overall improvement of credit quality.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the years ended December 31, 2014 and 2013 were each $0.4 million, equal to 0.07% and 0.09%, respectively, of our average loan balance as of such dates. For 2012, we had a net recovery of $0.3 million, or -0.12% as a percentage of average loans, due to a single recovery on a nonfarm, nonresidential commercial real estate loan.  For the years ended December 31, 2014, 2013 and 2012, the majority of our charge-offs were indirect consumer loans. Net charge-offs of our indirect consumer loans as a percentage of average indirect consumer loans for the years ended December 31, 2014 and 2013 were 0.16% and 0.22%, respectively, while net charge-offs of our indirect consumer loans as a percentage of average indirect consumer loans for the year ended December 31, 2012 was 0.16%.

Management believes the allowance for loan losses at December 31, 2014 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

Nonperforming assets and restructured loans. Nonperforming assets consist of nonperforming loans and real estate owned. Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal and interest is delinquent for 90 days or more. However, management may elect to continue the accrual when the estimated net available value of collateral is sufficient to cover the principal balance and accrued interest. It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. Nonaccrual loans are returned to an accrual status when the financial position of the borrower indicates there is no longer any reasonable doubt as to the payment of principal or interest.

Another category of assets which contribute to our credit risk is troubled debt restructurings, or restructured loans. A restructured loan is a loan for which a not-insignificant concession has been granted to the borrower due to a deterioration of the borrower’s financial condition and which are performing in accordance with the new terms. Such concessions may include reduction in interest rates, deferral of interest or principal payments, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. We strive to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before such loan reaches nonaccrual status. In evaluating whether to restructure a loan, management analyzes the long-term financial condition of the borrower, including guarantor and collateral support, to determine whether the proposed concessions will increase the likelihood of repayment of principal and interest. Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days past due or placed on nonaccrual status are reported as nonperforming loans.

All of our restructured loans, consisting of seven credits, were loans acquired from FCB. All seven credits were considered restructured loans due to a modification of term through adjustments to maturity. As of December 31, 2014, restructured loans totaled $0.6 million, with one of the restructured loans in default of its modified terms and placed on nonaccrual, while restructured loans at December 31, 2013 were $0.8 million, with all such loans performing in accordance with their modified terms. The Company had $0.4 million and $0 respectively in nonaccrual restructured loans as of December 31, 2014 and 2013.

The following table shows the principal amounts of nonperforming and restructured loans as of December 31, 2014, 2013, 2012, 2011, and 2010. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands):

	December 31,
	2014	2013	2012	2011	2010
Nonaccrual loans	$3,340	$1,489	$53	$28	$3,686
Accruing loans past due 90 days or more	-	-	-	-	-
Total nonperforming loans	3,340	1,489	53	28	3,686
Restructured loans	226	815	-	-	-
Total nonperforming and restructured loans	$3,566	$2,304	$53	$28	$3,686
Interest income recognized on nonperforming and restructured loans	105	100	2	1	117
Interest income foregone on nonperforming and restructured loans	169	281	4	4	91

Of our total nonaccrual loans at December 31, 2014 and 2013, $1.1 million and $1.2 million, respectively, were acquired in the acquisition of FCB. We had no nonaccrual loans acquired through acquisition at December 31, 2012. Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 0.54% of total loans at December 31, 2014, nonperforming loans other than those acquired through an acquisition were 0.36%, and nonperforming acquired loans were 0.18% at such date. Nonperforming loans outstanding, including acquired nonperforming loans, represented 0.30% and 0.02% of total loans at December 31, 2013 and 2012, respectively. None of the loans acquired from SLBB were nonperforming at December 31, 2012.

Real Estate Owned. Real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Real estate owned with a cost basis of $1.3 million and $1.6 million was sold during the years ended December 31, 2014 and 2013, respectively, resulting in a net gain of $0.2 million and $0.1 million for the respective period, compared to a cost basis of $0.3 million and a net gain of $2,000 at December 31, 2012.

At December 31, 2014, $1.3 million of our real estate owned was related to our acquisition of FCB compared to $1.6 million at December 31, 2013. In connection with our acquisition of FCB, the Bank agreed to share with the former FCB shareholders the proceeds that we received in connection with the sale of one piece of property, which had both a carrying value and a fair market value of $0.6 million as of December 31, 2014 and December 31, 2013, respectively. Under this arrangement, if this property is sold within four years of the closing date of our acquisition of FCB, then we are entitled to retain the first $0.7 million of the sale proceeds plus an amount necessary to cover our selling expenses, with the remaining proceeds, if any, to be paid to former FCB shareholders. After the fourth anniversary of the closing date, which is May 1, 2017, we are entitled to retain all sales proceeds arising upon the sale of this property.

The following table provides details of our real estate owned as of the dates indicated (dollars in thousands):

	December 31, 2014	December 31, 2013

Construction and development	$2,130	$2,353
1-4 Family	605	812
Multifamily	-	350
Nonfarm, nonresidential	-	-
Total real estate owned	$2,735	$3,515

Changes in our real estate owned were as follows for the periods indicated (dollars in thousands):

	Year ended	Year ended
	December 31, 2014	December 31, 2013
Balance, beginning of period	$3,515	$2,276
Transfers from loans	-	465
Transfers from acquired loans	706	822
Acquired real estate owned	-	1,718
Sales of real estate owned	(1,276)	(1,645)
Write-downs	(210)	(121)
Balance, end of period	$2,735	$3,515

Interest Rate Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Since the majority of our assets and liabilities are monetary in nature, our market risk arises primarily from interest rate risk inherent in our lending and deposit activities. A sudden and substantial change in interest rates may adversely impact our earnings and profitability because the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. Accordingly, our ability to proactively structure the volume and mix of our assets and liabilities to address anticipated changes in interest rates, as well as to react quickly to such fluctuations, can significantly impact our financial results. To that end, management actively monitors and manages our interest rate risk exposure.

The Asset/Liability Committee (“ALCO”) has been authorized by the board of directors to implement our asset/liability management policy, which establishes guidelines with respect to our exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers and reliance on non-core deposits. The goal of the policy is to enable us to maximize our interest income and maintain our net interest margin without exposing the Bank to excessive interest rate risk, credit risk and liquidity risk. Within that framework, the ALCO monitors our interest rate sensitivity and makes decisions relating to our asset/liability composition.

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, four to six months, seven to twelve months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%.

The following table depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels for the periods presented:

As of December 31, 2014
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+400	(20.83)%
+300	(15.69)%
+200	(9.90)%
+100	(5.38)%
-100	1.67%
-200	(1.74)%
-300	(5.47)%

(1)

The percentage change in this column represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.

At December 31, 2014, the Bank was not within the policy guidelines for asset/liability management due to the increase in loans held for sale resulting from two consumer loan pool sales that were delayed to the first quarter of 2015 (and subsequently consummated), along with the corresponding short term FHLB advances used to fund the origination of these loans. Assuming the two consumer loan pool sales had taken place on or prior to December 31, 2014, the estimated impact on net interest income of immediate changes in interest rates of +100 basis points was (3.77)% which is within the Bank’s policy guidelines. At December 31, 2013, the Bank was within the policy guidelines.

The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. However, there a number of factors that influence the effect of interest rate fluctuations on us which are difficult to measure and predict. For example, a rapid drop in interest rates might cause our loans to repay at a more rapid pace and certain mortgage-related investments to prepay more quickly than projected. This could mitigate some of the benefits of falling rates as are expected when we are in a negatively-gapped position. Conversely, a rapid rise in rates could give us an opportunity to increase our margins and stifle the rate of repayment on our mortgage-related loans which would increase our returns. As a result, because these assumptions are inherently uncertain, actual results will differ from simulated results.

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At December 31, 2014 and 2013, 67% and 82% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings (such as FHLB advances), which impacts their liquidity. At December 31, 2014, securities with a carrying value of $63.1 million were pledged to secure deposits or borrowings, compared to $41.7 million in pledged securities as of December 31, 2013.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2014, the balance of our outstanding advances with the FHLB was $125.8 million, an increase from $30.8 million at December 31, 2013. The total amount of the remaining credit available to us from the FHLB at December 31, 2014 was $142.3 million. Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements collateralized by U.S. Treasury and agency securities. We had $12.3 million of repurchase agreements outstanding as of December 31, 2014, compared to $10.2 million of outstanding repurchase agreements as December 31, 2013. Finally, we maintain lines of credit with other commercial banks totaling $33.6 million. One line of credit, in the amount of $5.0 million, is secured by all of the stock of the Bank, while the other lines of credit are unsecured, uncommitted lines of credit.  The lines of credit mature at various times within the next twelve months. There were no amounts outstanding under these lines of credit at December 31, 2014 or 2013.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. We do not hold any brokered deposits, as defined for federal regulatory purposes, although we do hold QwikRate® deposits which we obtain via the internet to address liquidity needs when rates on such deposits compare favorably with deposit rates in in our markets. At December 31, 2014, we held $52.7 million of QwikRate® deposits, down from $54.3 million at December 31, 2013.

The following tables presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the years ended December 31, 2014 and 2013:

	Percentage of Total		Cost of Funds
	Year ended December 31,		Year ended December 31,
	2014	2013	2014	2013
Noninterest-bearing demand	11%	13%	-%	-%
Interest-bearing demand	27	25	0.6	0.6
Savings	8	9	0.7	0.7
Time deposits	44	46	1.0	1.0
Short-term borrowings	4	5	0.2	0.2
Borrowed funds	6	2	0.9	1.0
Total deposits and borrowed funds	100%	100%	3.4%	3.5%

We are subject to certain restrictions on dividends under applicable banking laws and regulations.  Please refer to the discussion under the heading “Supervision and Regulation – Dividends” in Item 1, Business, for more information regarding the restrictions on dividends applicable to the Company and the Bank.

Capital Management. Our primary sources of capital include retained earnings, capital obtained through acquisitions and proceeds from the sale of our capital stock. We are subject to various regulatory capital requirements administered by the Federal Reserve and the FDIC. These requirements are described in greater detail under the heading “Supervision and Regulation – Regulatory Capital Requirements” of Item 1, Business. Those guidelines specify capital tiers, which include the following classifications:

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

The Company and the Bank each were in compliance with all regulatory capital requirements as of December 31, 2014 and 2013, and the Bank was in compliance with all regulatory capital requirements as of December 31, 2012. The Bank also was considered “well-capitalized” under the FDIC’s prompt corrective action regulations as of these dates. The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands):

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio

December 31, 2014
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$103,535	12.61%	-	-
Tier 1 capital to risk-weighted assets	103,535	13.79%	-	-
Total capital to risk-weighted assets	108,165	14.41%	-	-
Investar Bank:
Tier 1 capital to average assets (leverage)	$73,870	9.00%	$41,026	5.00%
Tier 1 capital to risk-weighted assets	73,870	9.86%	44,959	6.00%
Total capital to risk-weighted assets	78,500	10.48%	74,931	10.00%

December 31, 2013
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$56,056	9.53%	-	-
Tier 1 capital to risk-weighted assets	56,056	10.85%	-	-
Total capital to risk-weighted assets	59,436	11.51%	-	-
Investar Bank:
Tier 1 capital to average assets (leverage)	$55,894	9.50%	$29,423	5.00%
Tier 1 capital to risk-weighted assets	55,894	10.83%	30,979	6.00%
Total capital to risk-weighted assets	59,274	11.48%	51,632	10.00%

Off-Balance Sheet Transactions

The Bank entered into forward starting interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is five years. The total notional amount of the derivative contracts is $20.0 million.

For the year ended December 31, 2014, a loss of $0.2 million has been recognized in other comprehensive (loss) income in the accompanying consolidated statement of other comprehensive income for the change in fair value of the interest rate swap. The swap contract had a negative fair value of $0.3 million as of December 31, 2014. The Bank expects the hedge to remain fully effective during the remaining term of the swap contract.

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

	December 31, 2014	December 31, 2013

Commitments to extend credit:
Loan commitments	$90,946	$66,698
Standby letters of credit	534	421

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

For each of the years ended December 31, 2014 and 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows currently or in the future.

Contractual Obligations

The following table presents, as of December 31, 2014, significant fixed and determinable contractual obligations to third parties by payment date (dollars in thousands):

	Payments Due In:
	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$317,782	$-	$-	$-	$317,782
Time deposits	190,945	110,626	8,765	-	310,336
Securities sold under agreements to repurchase	12,293	-	-	-	12,293
Federal Home Loan Bank advances	104,339	20,246	850	350	125,785
Junior subordinated debentures	-	-	-	3,609	3,609
Interest rate swaps	-	-	-	20,000	20,000
Total contractual obligations	$625,359	$130,872	$9,615	$23,959	$789,805

(1)	Excludes interest.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in Item 7 hereof is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors

Investar Holding Corporation

Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheets of Investar Holding Corporation as of December 31, 2014 and 2013, and the related statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years during the three year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investar Holding Corporation as of December 31, 2014 and 2013, and the results of its operations and cash flows for each of the years during the three year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Postlethwaite & Netterville

Baton Rouge, Louisiana

March 31, 2015

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2014	2013

ASSETS
Cash and due from banks	$5,519	$5,964
Interest-bearing balances due from other banks	13,493	21,739
Federal funds sold	500	500
Cash and cash equivalents	19,512	28,203

Available for sale securities at fair value (amortized cost of $69,838 and $56,733, respectively)	70,299	56,173
Held to maturity securities at amortized cost (estimated fair value of $22,301 and $5,986, respectively)	22,519	6,579
Loans held for sale	103,396	5,029
Loans, net of allowance for loan losses of $4,630 and $3,380, respectively	618,160	500,715
Other equity securities	5,566	2,020
Bank premises and equipment, net of accumulated depreciation of $3,964 and $2,679, respectively	28,538	24,680
Real estate owned, net	2,735	3,515
Accrued interest receivable	2,435	1,835
Deferred tax asset	1,097	1,205
Goodwill	2,684	2,684
Other assets	2,413	2,308
Total assets	$879,354	$634,946

LIABILITIES
Deposits:
Noninterest-bearing	$70,217	$72,795
Interest-bearing	557,901	459,811
Total deposits	628,118	532,606
Advances from Federal Home Loan Bank	125,785	30,818
Repurchase agreements	12,293	10,203
Note payable	3,609	3,609
Accrued interest payable	284	285
Accrued taxes and other liabilities	5,881	1,942
Total liabilities	775,970	579,463

STOCKHOLDERS’ EQUITY
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 7,262,085 and 3,945,114 shares issued and outstanding, respectively	7,264	3,943
Treasury stock	(23)	-
Surplus	84,213	45,281
Retained earnings	11,809	6,609
Accumulated other comprehensive income (loss)	121	(350)
Total stockholders' equity	103,384	55,483
Total liabilities and stockholders' equity	$879,354	$634,946

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

	For the years ended
	December 31,
	2014	2013	2012

INTEREST INCOME
Interest and fees on loans	$29,979	$21,686	$13,968
Interest on investment securities:
Taxable interest income	945	402	278
Exempt from federal income taxes	394	354	307
Other interest income	51	30	34
Total interest income	31,369	22,472	14,587

INTEREST EXPENSE
Interest on deposits	4,273	3,204	2,361
Interest on borrowings	402	256	181
Total interest expense	4,675	3,460	2,542
Net interest income	26,694	19,012	12,045
Provision for loan losses	1,628	1,026	685
Net interest income after provision for loan losses	25,066	17,986	11,360

NONINTEREST INCOME
Service charges on deposit accounts	305	214	118
Gain on sale of investment securities, net	340	449	139
Gain on sale of real estate owned, net	230	97	2
Gain on sale of loans, net	1,659	247	34
Gain on sale of fixed assets, net	3	2	-
Bargain purchase gain	-	906	-
Fee income on mortgage loans held for sale, net	2,119	2,843	3,131
Other operating income	1,204	596	201
Total noninterest income	5,860	5,354	3,625
Income before noninterest expense	30,926	23,340	14,985

NONINTEREST EXPENSE
Salaries and employee benefits	14,565	11,772	7,461
Occupancy expense and equipment expense, net	2,428	1,899	1,127
Bank shares tax	299	280	170
FDIC and OFI assessments	531	344	207
Legal fees	125	126	128
Data processing	1,289	847	530
Advertising	330	320	212
Stationery and supplies	167	226	119
Software amortization and expense	537	406	286
Professional fees	475	355	128
Telephone expense	179	150	74
Business entertainment	135	86	57
Impairment on investment in tax credit entity	690	-	-
Other operating expenses	2,634	2,213	1,146
Total noninterest expense	24,384	19,024	11,645
Income before income tax expense	6,542	4,316	3,340
Income tax expense	1,145	1,148	979
Net income	$5,397	$3,168	$2,361

EARNINGS PER SHARE
Basic earnings per share	$0.98	$0.86	$0.79
Diluted earnings per share	$0.93	$0.81	$0.71
Cash dividends declared per common share	$0.04	$0.05	$0.05

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the years ended
	December 31,
	2014	2013	2012

Net income	$5,397	$3,168	$2,361
Other comprehensive income (loss):
Unrealized (loss) gains on investment securities:
Reclassification of realized gains, net of tax expense of $116, $153 and $47, respectively	(224)	(296)	(92)
Unrealized gains (loss), available for sale, net of tax expense (benefit) of $463, ($381) and $232, respectively	898	(739)	449
Unrealized (loss) gains, transfer from available for sale to held to maturity, net of tax (benefit) expense of ($1), $10, and $0, respectively	(3)	20	-
Fair value of derivative financial instruments:
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax (benefit) expense of ($103), $0, and $0, respectively	(200)	-	-
Total other comprehensive income (loss)	471	(1,015)	357
Total comprehensive income	$5,868	$2,153	$2,718

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

					Accumulated
					Other	Total
	Common	Treasury		Retained	Comprehensive	Stockholders'
	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance, January 1, 2012	$2,736	$-	$30,722	$1,400	$308	$35,166
Proceeds from sale of stock	455	-	5,303	-	-	5,758
Stock issuance cost	-	-	(16)	-	-	(16)
Dividends declared, $0.05 per share	-	-	-	(141)	-	(141)
Stock-based compensation	17	-	51	-	-	68
Net Income	-	-	-	2,361	-	2,361
Other comprehensive income, net	-	-	-	-	357	357
Balance, December 31, 2012	$3,208	$-	$36,060	$3,620	$665	$43,553
Proceeds from sale of stock	382	-	4,957	-	-	5,339
Common stock issued for acquisition	320	-	4,170	-	-	4,490
Stock issuance cost	-	-	(23)	-	-	(23)
Dividends declared, $0.05 per share	-	-	-	(179)	-	(179)
Stock-based compensation	33	-	117	-	-	150
Net income	-	-	-	3,168	-	3,168
Other comprehensive loss, net	-	-	-	-	(1,015)	(1,015)
Balance, December 31, 2013	$3,943	$-	$45,281	$6,609	$(350)	$55,483
Common stock issued in offering, net of direct cost of $4,266	3,285	-	38,443	-	-	41,728
Warrants exercised	22	-	275	-	-	297
Surrendered shares	-	(17)	-	-	-	(17)
Shares repurchased		(6)				(6)
Dividends declared, $0.04 per share	-	-	-	(197)	-	(197)
Stock-based compensation	14	-	214	-	-	228
Net income	-	-	-	5,397	-	5,397
Other comprehensive income, net	-	-	-	-	471	471
Balance, December 31, 2014	$7,264	$(23)	$84,213	$11,809	$121	$103,384

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended
	December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$5,397	$3,168	$2,361
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,628	1,026	685
Amortization of purchase accounting adjustments	(325)	(626)	(345)
Writedowns of other real estate owned	210	121	26
Depreciation and amortization	1,285	862	587
Net amortization of securities	1,087	833	575
Bargain purchase gain	-	(906)	-
Gain on sale of securities	(340)	(449)	(139)
Impairment of investment in tax credit entity	690	-	-
Loans held for sale:
Originations	(238,471)	(88,210)	(114,963)
Proceeds from sales	142,222	103,013	113,813
Fee income on mortgage loans held for sale, net	(2,119)	(2,843)	(3,131)
Gain on sale of loans	(1,659)	(247)	(34)
Gain on sale of other real estate owned	(230)	(97)	(2)
Gain on sale of fixed assets	(3)	(2)	-
FHLB stock dividend	(8)	(4)	(2)
Stock-based compensation	228	150	68
Net change in:
Accrued interest receivable	(600)	(365)	(366)
Prepaid OFI/FDIC assessment	-	212	140
Deferred taxes	(134)	773	21
Other assets	(71)	(772)	(406)
Accrued interest payable	(1)	(38)	4
Accrued taxes and other liabilities	3,616	323	14
Net cash (used in) provided by operating activities	(87,598)	15,922	(1,094)

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	31,603	16,626	6,736
Funds invested in securities available for sale	(55,901)	(40,384)	(26,816)
Funds invested in securities held to maturity	(16,348)	-	-
Proceeds from maturities, prepayments and calls of investment securities available for sale	10,465	8,530	4,789
Proceeds from maturities, prepayments and calls of investment securities held to maturity	385	170	-
Proceeds from sale of loans	105,241	59,333	5,214
Proceeds from redemption of other equity securities	1,972	828	238
Purchase of other equity securities	(5,509)	(1,312)	(935)
Net increase in loans	(223,132)	(197,974)	(78,883)
Proceeds from sales of real estate owned	1,506	1,642	329
Proceeds from sales premises, equipment and software	3	1,306	505
Purchases of premises, equipment and software	(5,142)	(9,389)	(4,916)
Cash received in acquisition	-	9,293	-
Purchase of investment in tax credit entity	(766)	-	-
Net cash used in investing activities	(155,623)	(151,331)	(93,739)

Cash flows from financing activities:
Net increase in customer deposits	95,648	146,632	71,784
Net increase (decrease) in repurchase agreements	2,089	6,169	(1,016)
Net increase (decrease) in short-term FHLB advances	90,639	(12,120)	12,120
Proceeds from long-term FHLB advances	7,500	20,700	5,850
Repayment of long-term FHLB advances	(3,171)	(7,557)	(750)
Cash dividends paid on common stock	(194)	(169)	(135)
Payments to repurchase common stock	(6)	-	-
Proceeds from issuance of common stock in initial public offering	41,728	-	-
Proceeds from sales of common stock	-	5,339	5,758
Proceeds from stock warrants exercised	297	-	-
Stock issuance cost	-	(23)	(16)
Net cash provided by financing activities	234,530	158,971	93,595

Net (decrease) increase in cash and cash equivalents	(8,691)	23,562	(1,238)
Cash and cash equivalents, beginning of period	28,203	4,641	5,879
Cash and cash equivalents, end of period	$19,512	$28,203	$4,641

	For the years ended
	December 31,
	2014	2013	2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Income taxes	$1,336	$1,727	$650
Interest on deposits and borrowings	$4,675	$3,301	$2,538
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Transfer from loans to real estate owned	$706	$1,287	$550
Loans originated to sell real estate owned	$-	$100	$-

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Investar Holding Corporation (the “Company”) was incorporated in 2009 to serve as a holding company for Investar Bank (the “Bank”) in the event the Bank determined to reorganize into a holding company structure. On November 15, 2013, the Company completed a share exchange with the shareholders of the Bank, which resulted in the Bank becoming a wholly-owned subsidiary of the Company. Pursuant to this share exchange, all issued and outstanding common stock of the Bank, and all outstanding and unexercised warrants and options to purchase additional shares of common stock of the Bank, were exchanged for a like number of shares of common stock of the Company, and respectively, a like number of warrants and options to purchase additional shares of common stock of the Company.

In July 2014, the Company completed the issuance and sale of 3,285,300 shares of its common stock in its initial public offering, which amount includes 410,300 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares from the Company, at a public offering price of $14.00 per share. The shares were offered pursuant to the Company’s Registration Statement on Form S-1. After deducting underwriting commissions and offering expenses, the Company received net proceeds of $41.7 million from the sale of such shares.

The consolidated financial statements of Investar Holding Corporation and its wholly-owned subsidiary, the Bank, have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Segments

All of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Because the overall banking operations comprise substantially all of the consolidated operations, no separate segment disclosures are presented in the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for loan losses may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Other estimates that are susceptible to significant change in the near term relate to the determination of other-than-temporary impairments of securities and the fair value of financial instruments.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Investment Securities

The Company’s investments in securities are accounted for in accordance with applicable guidance contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), which requires the classification of securities into one of the following categories:

•

Securities to be held to maturity: bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

•

Securities available for sale: available for sale securities consist of bonds, notes, and debentures that are available to meet the Company’s operating needs. These securities are reported at fair value.

Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses on the sale of investment securities are determined using the specific-identification method.

The Company follows FASB guidance related to the recognition and presentation of other-than-temporary impairment. The guidance specifies that if an entity does not have the intent to sell a debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Other investment securities include investments in Federal Home Loan Bank (“FHLB”) and First National Bankers Bankshares (“FNBB”) stock, which investments are restricted. These investments are carried at cost which approximated fair value at December 31, 2014 and 2013.

Loans

The Company’s loan portfolio categories include real estate, commercial and consumer loans. Real estate loans are further categorized into construction and development, one to four family residential, multifamily, farmland and nonfarm nonresidential loans. The consumer loan category includes loans originated through indirect lending. Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at unpaid principal balances, adjusted by an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more; however, management may elect to continue the accrual when the estimated net realizable value of collateral is sufficient to cover the principal balance and the accrued interest. Any unpaid interest previously accrued on nonaccrual loans is reversed from income. Interest income, generally, is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Company’s impaired loans include troubled debt restructurings and performing and non-performing major loans for which full payment of principal or interest is not expected. Large groups of smaller balance homogenous loans are collectively evaluated for impairment. The Company calculates an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of its collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is required as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

The Company follows the FASB accounting guidance on sales of financial assets, which includes participating interests in loans. For loan participations that are structured in accordance with this guidance, the sold portions are recorded as a reduction of the loan portfolio. Loan participations that do not meet the criteria are accounted for as secured borrowings.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value on an aggregate basis under the fair value option accounting guidance for financial instruments. For loans carried at the lower of cost or fair value, gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

Loans Sold with Recourse

The Company has an obligation to repurchase certain mortgage loans and indirect loans sold and to refund certain fees to the purchaser if the loans fail to perform or prepay within prescribed time periods after the date of sale. Prepayment penalty features also exist for certain conforming loans as defined in each agreement with investors. Accounting guidance requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee. The Company considers loans sold with recourse to be guarantees.

Allowance for Loan Losses

The adequacy of the allowance for loan losses is determined in accordance with U.S. GAAP. The allowance for loan losses is estimated through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the loan balance is uncollectable. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb probable losses inherent in the loan portfolio as of the balance sheet date based on evaluations of the collectability of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Credits deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are adjusted to the allowance. Past due status is determined based on contractual terms.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. Based on management’s review and observations made through qualitative review, management may apply qualitative adjustments to determine loss estimates at a group and/or portfolio segment level as deemed appropriate. Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in its portfolio and portfolio segments. The Company utilizes an internally developed model that requires significant judgment to determine the estimation method that fits the credit risk characteristics of the loans in its portfolio and portfolio segments. Qualitative and environmental factors that may not be directly reflected in quantitative estimates include: asset quality trends, changes in loan concentrations, new products and process changes, changes and pressures from competition, changes in lending policies and underwriting practices, trends in the nature and volume of the loan portfolio, changes in experience and depth of lending staff and management and national and regional economic trends. Changes in these factors are considered in determining the directional consistency of changes in the allowance for loan losses. The impact of these factors on the Company’s qualitative assessment of the allowance for loan losses can change from period to period based on management’s assessment of the extent to which these factors are already reflected in historic loss rates. The uncertainty inherent in the estimation process is also considered in evaluating the allowance for loan losses.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Troubled Debt Restructurings

The Company periodically grants concessions to its customers in an attempt to protect as much of its investment as possible and minimize the risk of loss. These concessions may include restructuring the terms of a customer loan, thereby adjusting the customer’s payment requirements. In accordance with the FASB’s Accounting Standards Update (“ASU”) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, in order to be considered a troubled debt restructuring (a “TDR”), the Company must conclude that the restructuring constitutes a concession and the customer is experiencing financial difficulties. The Company defines a concession to a customer as a modification of existing loan terms for economic or legal reasons that it would otherwise not consider. Concessions are typically granted through an agreement with the customer or are imposed by a court of law. Concessions include modifying original loan terms to reduce or defer cash payments required as part of the loan agreement, including but not limited to a reduction of the stated interest rate for the remaining original life of the debt, an extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk characteristics, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest receivable on a debt. In its determination of whether the customer is experiencing financial difficulties, the Company considers numerous indicators, including but not limited to, whether the customer has declared or is in the process of declaring bankruptcy, whether there is substantial doubt about the customer’s ability to continue as a going concern, whether the Company believes the customer’s future cash flows will be insufficient to service the debt in accordance with the contractual terms of the existing agreement for the foreseeable future, and whether without modification the customer cannot obtain sufficient funds from other sources at an effective interest rate equal to the current market rate for similar debt for a non-troubled debtor.

If the Company concludes that both a concession has been granted and the concession was granted to a customer experiencing financial difficulties, the Company identifies the loan as a TDR. For purposes of the determination of an allowance for loan losses on these TDRs, the loan is reviewed for specific impairment in accordance with the Company’s allowance for loan loss methodology. If it is determined that losses are probable on such TDRs, either because of delinquency or other credit quality indicators, the Company establishes specific reserves for these loans.

Servicing Rights

Primary servicing rights represent the Company’s right to service consumer automobile loans for third-party whole-loan sales and loans sold as participations. Primary servicing involves the collection of payments from individual borrowers and the distribution of these payments to the investors.

The Company capitalizes the value expected to be realized from performing specified automobile servicing activities for others as automobile servicing rights (“ASRs”) when the expected future cash flows from servicing are projected to be more than adequate compensation for such activities. These capitalized servicing rights are purchased or retained upon sale of consumer automobile loans.

The Company measures all consumer automobile servicing assets and liabilities at fair value. The Company defines servicing rights based on both the availability of market inputs and the manner in which the Company manages the risks of servicing assets and liabilities. The Company leverages all available relevant market data to determine the fair value of recognized servicing assets and liabilities.

The Company calculates the fair value of ASRs using various assumptions including future cash flows, market discount rates, expected prepayments, servicing costs and other factors. A significant change in prepayments of loans in the servicing portfolio could result in significant changes in the valuation adjustments, thus creating potential volatility in the carrying amount of ASRs.

As of the years ended December 31, 2014, 2013, and 2012, expected future cash flows from ASRs approximated adequate compensation for such activities. Accordingly, the Company has not recorded an asset or liability. Total income earned from servicing activities was approximately $0.6 million, $0.1 million and $5,000 for the years ended December 31, 2014, 2013, and 2012, respectively. The Company did not service loans that it sold until 2012.

Real Estate Owned

Real estate acquired through, or in lieu of, foreclosure is initially recorded at the lower of cost or fair value at the time of foreclosure, less estimated selling cost, and any related write down is charged to the allowance for loan losses. Valuations are periodically performed by management and provisions for estimated losses on real estate owned are charged to income when fair value is determined to be less than the carrying value.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Costs relative to the development and improvement of properties are capitalized to the extent realizable, whereas ordinary upkeep disbursements are charged to expense. The ability of the Company to recover the carrying value of real estate is based upon future sales of the real estate owned. The ability to affect such sales is subject to market conditions and other factors, many of which are beyond the Company’s control. Operating income and expense of such properties is included in other operating income or expense, respectively, on the accompanying consolidated statements of operations. Gain or loss on the disposition of such properties is included in noninterest income on the consolidated statements of operations.

Bank Premises and Equipment

Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed by the straight-line method and is charged to expense over the estimated useful lives of the assets, which range from 1 to 39 years. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill and other intangible assets deemed to have an indefinite useful life are not amortized but instead are subject to review for impairment annually, or more frequently if deemed necessary, in accordance with the provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with FASB ASC Topic 360, Property, Plant, and Equipment. If impaired, the asset is written down to its estimated fair value. No impairment charges have been recognized through December 31, 2014. Core deposit intangibles representing the value of the acquired core deposit base are generally recorded in connection with business combinations involving banks and branch locations. The Company’s policy is to amortize core deposit intangibles over the estimated useful life of the deposit base, either on a straight line basis not exceeding 15 years or an accelerated basis over 10 years. The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant revision of the remaining period of amortization. All of the Company’s core deposit intangibles are currently amortized on a straight-line basis over 15 years. See Note 8, Goodwill and Other Intangible Assets, for additional information.

Repurchase Agreements

Securities sold under agreements to repurchase are secured borrowings treated as financing activities and are carried at the amounts at which the securities will be subsequently reacquired as specified in the respective agreements.

Compensated Absences

Employees of the Bank are entitled to paid vacation and sick days. Vacation and sick days are granted on an annual basis to eligible employees. Unused vacation days expire on December 31 of each year. The maximum amount of sick leave an employee is allowed to accrue is 120 hours.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC Topic 718, Compensation - Stock Compensation. Under this accounting guidance, fair value is established as the measurement objective in accounting for stock awards and requires the application of a fair value based measurement method in accounting for compensation costs, which is recognized over the requisite service period. See Note 14, Stockholders’ Equity, for further disclosures regarding stock-based compensation.

Off-Balance Sheet Credit-Related Financial Instruments

The Company accounts for its guarantees in accordance with the provisions of ASC Topic 460, Guarantees. In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit card agreements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Derivative Financial Instruments

ASC Topic 815, Derivatives and Hedging, requires that all derivatives be recognized as assets or liabilities in the balance sheet at fair value.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

In the course of its business operations, the Company is exposed to certain risks, including interest rate, liquidity and credit risk. The Company manages its risks through the use of derivative financial instruments, primarily through management of exposure due to the receipt or payment of future cash amounts based on interest rates. The Company’s derivative financial instruments manage the differences in the timing, amount and duration of expected cash receipts and payments.

Derivatives which are designated and qualify as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated. The ineffective portion of the gain or loss is reported in earnings immediately.

In applying hedge accounting for derivatives, the Company establishes a method for assessing the effectiveness of the hedging derivative and a measurement approach for determining the ineffective aspect of the hedge upon the inception of the hedge. These methods are consistent with the Company’s approach to managing risk. Note 13, Derivative Financial Instruments, describes the derivative instruments currently used by the Company and discloses how these derivatives impact the Company’s financial position and results of operations.

Income Taxes

The provision for income taxes is based on amounts reported in the consolidated statements of operations after exclusion of nontaxable income such as interest on state and municipal securities. Also, certain items of income and expenses are recognized in different time periods for financial statement purposes than for income tax purposes. Thus, provisions for deferred taxes are recorded in recognition of such temporary differences.

Deferred taxes are determined utilizing a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company has adopted accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than 50 percent. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance, if based on the weight of evidence available, it is more likely than not that some portion or all of deferred tax asset will not be realized.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Statements of Cash Flows

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from banks and federal funds sold.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Advertising Costs

Advertising and marketing costs are recorded as expenses in the year in which they are incurred. Advertising and marketing costs charged to operations were approximately $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Comprehensive Income

Comprehensive income includes net income and other comprehensive income or loss, which in the case of the Company includes unrealized gains and losses on securities and changes in the fair value of interest rate swaps, net of related income taxes.

Acquisition Accounting

Acquisitions are accounted for under the purchase method of accounting. Purchased assets and assumed liabilities are recorded at their respective acquisition date fair values, and identifiable intangible assets are recorded at fair value. If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. If the fair value of the net assets received exceeds the consideration given, a bargain purchase gain is recognized. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

Purchased loans acquired in a business combination are recorded at their estimated fair value as of the acquisition date. The fair value of loans acquired is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest prepayments, estimated payments, estimated default rates, estimated loss severity in the event of defaults, and current market rates. Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date. The fair value adjustment is amortized over the life of the loan using the effective interest method.

Acquired Impaired Loans

The Company accounts for acquired impaired loans under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). An acquired loan is considered impaired when there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will be unable to collect all contractually required payments.

For acquired impaired loans, the Company (a) calculates the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimates the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). Under ASC 310-30, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the acquired impaired loan portfolio, and such amount is subject to change over time based on the performance of such loans.

The excess of expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable. As required by ASC 310-30, the Company periodically re-estimates the expected cash flows to be collected over the life of the acquired impaired loans. Improvements in expected cash flows over those originally estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in the amount and changes in the timing of expected cash flows compared to those originally estimated decrease the accretable yield and usually result in a provision for loan losses and the establishment of an allowance for loan losses with respect to the acquired impaired loan. The carrying value of acquired impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.

Reclassifications

Certain reclassifications have been made to the 2013 and 2012 financial statements to be consistent with the 2014 presentation.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Issued in February 2013, Accounting Standards Update (“ASU”) 2013-02 requires the Company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the Company’s consolidated statement of comprehensive income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. The ASU does not change the current requirements for reporting net income or other comprehensive income in the consolidated financial statements of the Company, but does require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The provisions of the ASU are effective prospectively for fiscal periods beginning after December 15, 2013, with early adoption permitted. The adoption of this ASU is reflected in the accompanying consolidated statements of comprehensive income.

ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11 to provide guidance on the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist at the reporting date. The ASU is effective for fiscal years beginning after December 15, 2014. Adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASC Subtopic 310-40 “Receivables – Troubled Debt Restructurings by Creditors” Update No. 2014-04. The FASB issued Update No. 2014-04 in January 2014. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in the update should be applied prospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

FASB ASC Topic 606 “Revenue from Contracts with Customers” Update No. 2014-09. The FASB issued Update No. 2014-09 in May 2014 to address the previous revenue recognition requirements in U.S. GAAP that differ from those in International Financial Reporting Standards (“IFRS”). Accordingly, the FASB and the International Accounting Standards Board (“IASB”) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and IFRS. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the standard is effective for annual and interim periods beginning after December 15, 2016, and calendar year-end public entities will apply it in the quarter that ends March 31, 2017. Early adoption is not permitted. The Company is currently assessing the potential impact of this amendment on its consolidated financial statements.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

FASB ASC Topic 860 “Transfers and Servicing” Update No. 2014-11. The FASB issued Update No. 2014-11 in June 2014 to respond to stakeholders’ concerns about current accounting and disclosures for repurchase agreements and similar transactions. The amendments in this Update require two accounting changes. Firstly, the amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Secondly, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments in this Update require disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. For those transactions outstanding at the reporting date, the transferor is required to disclose certain information by type of transaction. The amendments in this Update also require certain disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The accounting changes in this Update are effective for public business entities for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application for a public business entity is prohibited. For public business entities, the disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

FASB ASC Topic 718 “Compensation – Stock Compensation” Update No. 2014-12. The FASB issued Update No. 2014-12 in June 2014 to resolve the diverse accounting treatment of stock-based payment awards that require, as a condition to vesting, achievement of a specific performance target after the requisite service period. Many reporting entities account for these performance targets as performance conditions that affect the vesting of the award and, therefore, do not reflect the performance target in the estimate of the grant-date fair value of the award, while other reporting entities treat those performance targets as nonvesting conditions that affect the grant-date fair value of the award. This amendment requires that these performance targets that affect vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 “Compensation—Stock Compensation” as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

FASB ASC Topic 810 “Consolidation” Update No. 2014-13. The FASB issued Update No. 2014-13 in August 2014 to reduce diversity in the accounting for the measurement difference in both the initial consolidation and the subsequent measurement of the financial assets and the financial liabilities of a collateralized financing entity. The amendments clarify that (1) the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured using the requirements of ASC Topic 820, Fair Value Measurements and Disclosures, and (2) any differences in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). The amendments in this update are effective for the annual period ending after December 15, 2015, and for the annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

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

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

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

FASB ASC Topic 815-10 “Derivatives and Hedging” Update No. 2014-16.  The FASB issued Update No. 2014-16 in November 2014 to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share.  The amendments in this update do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify how current GAAP should be interpreted, specifically by stating that an entity should consider all relevant terms and features in evaluating the nature of the host contract and that no single term or feature would necessarily determine the economic characteristics and risks of the host contract.  The assessment of the substance of the relevant terms and features should incorporate a consideration of (1) the characteristics of the terms and features themselves, (2) the circumstances under which the hybrid financial instrument was issued or acquired, and (3) the potential outcomes of the hybrid financial instrument as well as the likelihood of those potential outcomes.  The amendments in the update are effective for the annual period ending after December 15, 2015.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

FASB ASC Topic 805-50 “Push-Down Accounting” Update No. 2014-17.  The FASB proposed Update No. 2014-17 in November 2014 to provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  The option to apply pushdown accounting would be evaluated and may be elected by the acquired entity for each individual change-in-control event in which an acquirer obtains control of the acquired entity.  If the acquired entity elects the option to apply pushdown accounting, it would reflect in its separate financial statements the new basis of accounting established by the acquirer for the individual assets and liabilities of the acquired entity by applying Topic 805, Business Combinations.  If the acquired entity does not elect the option to apply pushdown accounting in its separate financial statements, it would disclose in the current reporting period that the entity has (1) undergone a change-in-control event whereby an acquirer has obtained control of the entity during the reporting period and (2) elected to continue to prepare its financial statements using its historical basis that existed before the acquirer obtained control of the entity.  The amendments in the proposed update would apply prospectively to an event in which an acquirer obtains control of the acquired entity for which the acquisition date is on or after this proposed update’s effective date.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

FASB ASC Topic 225-20 “Income Statement – Extraordinary and Unusual Items” Update No. 2015-01.  The FASB proposed Update No. 2015-01 in January 2015 as part of its initiative to reduce complexity in accounting standards.  This update eliminates from GAAP the concept of extraordinary items.  The amendments in the update are effective for the annual period ending after December 15, 2015.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

NOTE 2. ACQUISITION ACTIVITY

The Company takes advantage of opportunities to acquire other banking franchises in order to pursue its strategy of increasing its market presence both within and outside of the Company’s current geographical footprint. Since 2006, the Company has completed two acquisitions that the Company believes have enhanced shareholder value and the Company’s market presence.

On May 1, 2013, the Bank acquired First Community Bank (“FCB”), which had two locations, one in Hammond, Louisiana, and one in Mandeville, Louisiana. In connection with the acquisition, the Company recorded approximately $77.5 million in loans, $86.5 million in deposits, a $0.5 million core deposit intangible, and other assets and liabilities of $13.9 million, net. The Bank acquired all of the outstanding common stock of FCB in a tax-free exchange which resulted in a bargain purchase gain of approximately $0.9 million, recorded in noninterest income for the year ended December 31, 2013. Included in the noninterest expense during 2013 are non-routine FCB acquisition expenses totaling approximately $0.3 million.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

On October 1, 2011, the Bank acquired South Louisiana Business Bank (“SLBB”), a full service commercial bank headquartered in Prairieville, Louisiana. Both the purchased assets and liabilities assumed were recorded at fair value as of October 1, 2011. The Bank acquired all of the outstanding common stock of the former SLBB shareholders for a total consideration of approximately $14.7 million in the form of 1,069,065 shares of Bank common stock. Fair value of net assets assumed including identifiable intangible assets was approximately $12.0 million, and goodwill of approximately $2.7 million was recognized as a result of the acquisition.

NOTE 3. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as available for sale are summarized below as of the dates presented (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value

Obligations of other U.S. government agencies and corporations	$4,351	$31	$(22)	$4,360
Mortgage-backed securities	47,903	365	(22)	48,246
Obligations of state and political subdivisions	11,616	181	(57)	11,740
Corporate bonds	5,416	23	(20)	5,419
Equity securities	552	-	(18)	534
Total	$69,838	$600	$(139)	$70,299

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value

Obligations of other U.S. government agencies and corporations	$2,227	$26	$(43)	$2,210
Mortgage-backed securities	34,478	204	(220)	34,462
Obligations of state and political subdivisions	14,581	14	(495)	14,100
Corporate bonds	4,941	13	(29)	4,925
Equity securities	506	-	(30)	476
Total	$56,733	$257	$(817)	$56,173

The amortized cost and approximate fair value of investment securities classified as held to maturity are summarized below as of the dates presented (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value

Obligations of other U.S. government agencies and corporations	$3,979	$-	$(165)	$3,814
Mortgage-backed securities	3,469	5	(58)	3,416
Obligations of state and political subdivisions	15,071	-	-	15,071
Total	$22,519	$5	$(223)	$22,301

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gains	Losses	Value

Obligations of other U.S. government agencies and corporations	$3,972	$-	$(380)	$3,592
Mortgage-backed securities	2,607	-	(213)	2,394
Total	$6,579	$-	$(593)	$5,986

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

 The Company had no securities classified as trading as of December 31, 2014 or December 31, 2013.

The aggregate fair values and aggregate unrealized losses on securities whose fair values are below book values are summarized below. Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.

The following table presents, by type and number of securities, the age of gross unrealized losses and fair value by investment category for securities available for sale as of the dates presented (dollars in thousands):

December 31, 2014		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	5	$1,770	$(10)	$469	$(12)	$2,239	$(22)
Mortgage-backed securities	10	1,339	(1)	2,150	(21)	3,489	(22)
Obligations of state and political subdivisions	15	813	(6)	3,021	(51)	3,834	(57)
Corporate bonds	6	1,782	(18)	547	(2)	2,329	(20)
Equity securities	1	488	(18)	-	-	488	(18)
Total	37	$6,192	$(53)	$6,187	$(86)	$12,379	$(139)

December 31, 2013		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	4	$1,337	$(43)	$-	$-	$1,337	$(43)
Mortgage-backed securities	47	18,764	(220)	-	-	18,764	(220)
Obligations of state and political subdivisions	49	11,818	(495)	-	-	11,818	(495)
Corporate bonds	7	2,820	(28)	298	(1)	3,118	(29)
Equity securities	1	476	(30)	-	-	476	(30)
Total	108	$35,215	$(816)	$298	$(1)	$35,513	$(817)

The following table presents, by type and number of securities, the age of gross unrealized losses and fair value by investment category for securities held to maturity as of the dates presented (dollars in thousands):

December 31, 2014		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	2	$-	$-	$3,814	$(165)	$3,814	$(165)
Mortgage-backed securities	3	-	-	2,343	(58)	2,343	(58)
Total	5	$-	$-	$6,157	$(223)	$6,157	$(223)

December 31, 2013		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	2	$3,592	$(380)	$-	$-	$3,592	$(380)
Mortgage-backed securities	3	2,394	(213)	-	-	2,394	(213)
Total	5	$5,986	$(593)	$-	$-	$5,986	$(593)

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The unrealized losses in the Bank’s investment portfolio, caused by interest rate increases, are not credit issues.  The Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. The Bank does not consider these securities to be other-than-temporarily impaired at December 31, 2014 or December 31, 2013.

The Company invested $0.5 million in an equity mutual fund known as the Community Reinvestment Act Qualified Investment Fund (ticker CRAIX) on May 11, 2012. The mutual fund is composed of taxable municipal bonds, money market funds, small business administration pools, corporate bonds, single family agency mortgage backed securities, and multifamily agency mortgage-backed securities. This investment was made in accordance with the Company’s Community Reinvestment Act, or CRA, action plan in order to receive CRA credit. The fair market value of the investment in the fund was approximately $0.5 million at December 31, 2014 with a loss of approximately $18,000, and the fair market value was approximately $0.5 million at December 31, 2013 with a loss of approximately $30,000.

Other equity securities at December 31, 2014 and 2013 include FHLB and FNBB stock. This stock is considered restricted stock as only banks, which are members of the organization, may acquire or redeem shares of such stock. The stock is redeemable at its face value; therefore, there are no gross unrealized gains or losses associated with this investment.

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

December 31, 2014	Securities Available For Sale			Securities Held To Maturity
	Weighted			Weighted
	Average T.E.	Amortized	Fair	Average T.E.	Amortized	Fair
	Yield	Cost	Value	Yield	Cost	Value
Due within one year	1.21%	$100	$100	7.07%	$620	$620
Due after one year through five years	1.66%	1,871	1,868	7.07%	2,815	2,815
Due after five years through ten years	2.48%	17,324	17,433	7.07%	4,365	4,365
Due after ten years	2.33%	49,991	50,364	3.31%	14,719	14,501
Total debt securities		69,286	69,765		22,519	22,301
Total equity securities		552	534		-	-
		$69,838	$70,299		$22,519	$22,301

December 31, 2013	Securities Available For Sale			Securities Held To Maturity
	Weighted			Weighted
	Average T.E.	Amortized	Fair	Average T.E.	Amortized	Fair
	Yield	Cost	Value	Yield	Cost	Value
Due within one year	2.05%	$697	$702	0.00%	$-	$-
Due after one year through five years	1.38%	2,543	2,550	0.00%	-	-
Due after five years through ten years	2.69%	10,809	10,707	0.00%	-	-
Due after ten years	2.39%	42,178	41,738	2.26%	6,579	5,986
Total debt securities		56,227	55,697		6,579	5,986
Total equity securities		506	476		-	-
		$56,733	$56,173		$6,579	$5,986

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

NOTE 4. LOANS

The Company’s loan portfolio is summarized below as of the dates presented (dollars in thousands):

	December 31,
	2014	2013

Mortgage loans on real estate:
Construction and development	$71,350	$63,170
1-4 Family	137,519	104,685
Multifamily	17,458	14,286
Farmland	2,919	830
Nonfarm, nonresidential	225,058	157,363
Commercial and industrial	54,187	32,665
Consumer	114,299	131,096
Total loans	$622,790	$504,095

The following table provides an analysis of the aging of loans as of the dates presented (dollars in thousands):

	December 31, 2014
	Past Due and Accruing
					Total Past
			90 or more		Due &
	30-59 days	60-89 days	days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$106	$14	$-	$1,363	$1,483	$69,867	$71,350
1-4 Family	179	-	-	837	1,016	136,503	137,519
Multifamily	-	-	-	-	-	17,458	17,458
Farmland	-	-	-	-	-	2,919	2,919
Nonfarm, nonresidential	-	-	-	749	749	224,309	225,058
Total mortgage loans on real estate	285	14	-	2,949	3,248	451,056	454,304
Commercial and industrial	2	-	-	178	180	54,007	54,187
Consumer	239	47	-	213	499	113,800	114,299
Total loans	$526	$61	$-	$3,340	$3,927	$618,863	$622,790

	December 31, 2013
	Past Due and Accruing
					Total Past
			90 or more		Due &
	30-59 days	60-89 days	days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$62	$34	$-	$891	$987	$62,183	$63,170
1-4 Family	81	-	-	141	222	104,463	104,685
Multifamily	-	-	-	-	-	14,286	14,286
Farmland	-	-	-	-	-	830	830
Nonfarm, nonresidential	122	-	-	187	309	157,054	157,363
Total mortgage loans on real estate	265	34	-	1,219	1,518	338,816	340,334
Commercial and industrial	-	-	-	119	119	32,546	32,665
Consumer	120	27	-	151	298	130,798	131,096
Total loans	$385	$61	$-	$1,489	$1,935	$502,160	$504,095

The total December 31, 2014 balance in the table above includes approximately $45.0 million of loans acquired from the FCB and SLBB acquisitions that were recorded at fair value as of the acquisition dates. Included in the acquired loan balances as of December 31, 2014 were approximately $0.3 million in loans 30-59 days past due, $14,000 in loans 60-89 days past due, and $1.1 million in nonaccrual loans.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The total December 31, 2013 balance in the table above includes approximately $64.8 million of loans acquired from the FCB and SLBB acquisitions that were recorded at fair value as of the acquisition dates. Included in the acquired loan balances as of December 31, 2013 were approximately $0.2 million in loans 30-59 days past due, $34,000 in loans 60-89 days past due, and $1.2 million in nonaccrual loans.

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

The following table presents a summary of the Company’s loan portfolio by credit quality indicator as of the dates presented (dollars in thousands):

	December 31, 2014
		Special
	Pass	Mention	Substandard	Total
Construction and development	$69,361	$340	$1,649	$71,350
1-4 Family	135,898	-	1,621	137,519
Multifamily	16,403	-	1,055	17,458
Farmland	2,919	-	-	2,919
Nonfarm, nonresidential	224,192	-	866	225,058
Total mortgage loans on real estate	448,773	340	5,191	454,304
Commercial and industrial	54,007	-	180	54,187
Consumer	113,832	208	259	114,299
Total loans	$616,612	$548	$5,630	$622,790

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

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

The Company had no loans that were classified as doubtful or loss as of December 31, 2014 or 2013.

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $189.6 million and $59.8 million as of December 31, 2014 and December 31, 2013, respectively.

In the ordinary course of business, the Company makes loans to its executive officers, principal shareholders, directors and to companies in which these borrowers are principal owners. Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to approximately $22.8 million and $11.8 million as of December 31, 2014 and December 31, 2013, respectively. These loans are all current and performing according to the original terms. These loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company or the Bank and did not involve more than normal risk of collectability or present other unfavorable features.

Changes in the aggregate amount of loans to such related parties is as follows (dollars in thousands):

	December 31,
	2014	2013
Balance, beginning of period	$11,781	$10,969
Acquired loans	-	159
New loans	15,277	3,179
Repayments	(4,308)	(2,526)
Balance, end of period	$22,750	$11,781

The Company elected to account for certain loans acquired in the FCB acquisition as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments.

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

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The following table presents changes in the carrying value, net of the acquired impaired loans for the periods presented (dollars in thousands):

Acquired
Impaired
Carrying value, net at December 31, 2012	$-
Loans acquired	4,900
Accretion to interest income	150
Net transfers from (to) nonaccretable difference to (from) accretable yield	420
Payments received, net	(619)
Transfers to real estate owned	(819)
Carrying value, net at December 31, 2013	$4,032
Loans acquired	-
Accretion to interest income	161
Net transfers from (to) nonaccretable difference to (from) accretable yield	316
Payments received, net	(1,044)
Charge-offs	(59)
Transfers to real estate owned	(628)
Carrying value, net at December 31, 2014	$2,778

Accretable yield on acquired impaired loans at December 31, 2012, 2013 and 2014, respectively, is presented below (dollars in thousands):

Acquired
Impaired
Balance, year ended December 31, 2012	$-
Net transfers from (to) nonaccretable difference to (from) accretable yield	420
Accretion	(150)
Balance, year ended December 31, 2013	$270
Net transfers from (to) nonaccretable difference to (from) accretable yield	316
Accretion	(161)
Balance, year ended December 31, 2014	$425

NOTE 5. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses is as follows as of the dates presented (dollars in thousands):

	December 31,
	2014	2013	2012
Balance, beginning of period	$3,380	$2,722	$1,746
Provision for loan losses	1,628	1,026	685
Loans charged-off	(459)	(389)	(181)
Recoveries	81	21	472
Balance, end of period	$4,630	$3,380	$2,722

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The following tables outline the changes in the allowance for loan losses by collateral type, the allowances for loans individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	December 31, 2014
	Construction &				Nonfarm,	Commercial &
	Development	Farmland	1-4 Family	Multifamily	Nonresidential	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$420	$4	$567	$101	$992	$397	$899	$3,380
Charge-offs	-	-	(123)	-	(3)	(16)	(317)	(459)
Recoveries	1	-	4	-	1	17	58	81
Provision	105	14	461	36	581	(8)	439	1,628
Ending balance	$526	$18	$909	$137	$1,571	$390	$1,079	$4,630
Ending allowance balance for loans individually evaluated for impairment	-	-	-	-	-	-	70	70
Ending allowance balance for loans collectively evaluated for impairment	$526	$18	$909	$137	$1,571	$390	$1,009	$4,560
Ending allowance balance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Balance of loans individually evaluated for impairment	$1,989	$-	$1,621	$1,055	$866	$180	$467	$6,178
Balance of loans collectively evaluated for impairment	69,361	2,919	135,898	16,403	224,192	54,007	113,832	616,612
Total period-end balance	$71,350	$2,919	$137,519	$17,458	$225,058	$54,187	$114,299	$622,790

Balance of loans acquired with deteriorated credit quality	$820	$-	$858	$1,054	$-	$-	$46	$2,778

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

	December 31, 2013
	Construction &				Nonfarm,	Commercial &
	Development	Farmland	1-4 Family	Multifamily	Nonresidential	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$276	$-	$415	$18	$977	$332	$704	$2,722
Charge-offs	-	-	-	-	-	(118)	(271)	(389)
Recoveries	-	-	-	-	-	-	21	21
Provision	144	4	152	83	15	183	445	1,026
Ending balance	$420	$4	$567	$101	$992	$397	$899	$3,380

Ending allowance balance for loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$37	$37
Ending allowance balance for loans collectively evaluated for impairment	$420	$4	$567	$101	$992	$397	$862	$3,343
Ending allowance balance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Balance of loans individually evaluated for impairment	$1,409	$-	$1,018	$967	$545	$122	$151	$4,212
Balance of loans collectively evaluated for impairment	61,761	830	103,667	13,319	156,818	32,543	130,945	499,883
Total period-end balance	$63,170	$830	$104,685	$14,286	$157,363	$32,665	$131,096	$504,095

Balance of loans acquired with deteriorated credit quality	$1,477	$-	$996	$967	$545	$-	$47	$4,032

December 31, 2012
Construction &					Nonfarm,	Commercial &
Development		Farmland	1‑4 Family	Multifamily	Nonresidential	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$385	$-	$194	$5	$506	$306	$350	$1,746
Charge-offs	-	-	-	(15)	-	-	(166)	(181)
Recoveries	-	-	-	-	448	2	22	472
Provision	(109)	-	221	28	23	24	498	685
Ending balance	$276	$-	$415	$18	$977	$332	$704	$2,722

Ending allowance balance for loans individually evaluated for impairment	$-	$-	$-	$-	$-	$114	$5	$119
Ending allowance balance for loans collectively evaluated for impairment	$276	$-	$415	$18	$977	$218	$699	$2,603
Ending allowance balance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Balance of loans individually evaluated for impairment	$-	$-	$-	$-	$699	$238	$53	$990
Balance of loans collectively evaluated for impairment	20,271	64	54,813	1,750	99,228	15,081	96,556	287,763
Total period-end balance	$20,271	$64	$54,813	$1,750	$99,927	$15,319	$96,609	$288,753

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

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

Also presented is the average recorded investment of the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. The average balances are calculated based on the month-end balances of the loans during the period reported (dollars in thousands).

Impaired Loans

	As of and for the year ended December 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction and development	$1,543	$1,543	$-	$1,530	$41
1-4 Family residential	837	837	-	900	30
Multifamily	-	-	-	-	-
Nonfarm, nonresidential	749	749	-	764	24
Total mortgage loans on real estate	3,129	3,129	-	3,194	95
Commercial and industrial	179	179	-	312	1
Consumer	79	79	-	97	10
Total	3,387	3,387	-	3,603	106

With related allowance recorded:
Consumer	180	180	70	179	4
Total	180	180	70	179	4

Total loans:
Construction and development	1,543	1,543	-	1,530	41
1-4 Family residential	837	837	-	900	30
Multifamily	-	-	-	-	-
Nonfarm, nonresidential	749	749	-	764	24
Total mortgage loans on real estate	3,129	3,129	-	3,194	95
Commercial and industrial	179	179	-	312	1
Consumer	260	259	70	276	14
Total	$3,568	$3,567	$70	$3,782	$110

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

	As of and for the year ended December 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction and development	$1,649	$1,409	$-	$1,425	$25
1-4 Family residential	1,040	1,018	-	1,025	45
Multifamily	969	967	-	910	671
Nonfarm, nonresidential	555	545	-	563	19
Total mortgage loans on real estate	4,213	3,939	-	3,923	760
Commercial and industrial	140	122	-	133	-
Consumer	21	18	-	76	2
Total	4,374	4,079	-	4,132	762

With related allowance recorded:
Consumer	136	133	37	138	5
Total	136	133	37	138	5

Total loans:
Construction and development	1,649	1,409	-	1,425	25
1-4 Family residential	1,040	1,018	-	1,025	45
Multifamily	969	967	-	910	671
Nonfarm, nonresidential	555	545	-	563	19
Total mortgage loans on real estate	4,213	3,939	-	3,923	760
Commercial and industrial	140	122	-	133	-
Consumer	157	151	37	214	7
Total	$4,510	$4,212	$37	$4,270	$767

	As of and for the year ended December 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Nonfarm, nonresidential	$703	$699	$-	$714	$42
Consumer	37	37	-	58	-
Total	740	736	-	772	42

With related allowance recorded:
Commercial and industrial	240	238	114	239	17
Consumer	16	16	5	16	-
Total	256	254	119	255	17

Total loans:
Nonfarm, nonresidential	703	699	-	714	42
Commercial and industrial	240	238	114	239	17
Consumer	53	53	5	74	-
Total	$996	$990	$119	$1,027	$59

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

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

Loans classified as TDRs, consisting of seven credits, totaled approximately $0.6 million at December 31, 2014 compared to $0.8 million at December 31, 2013. All of the Company’s TDRs were loans acquired from FCB. All seven credits were considered troubled debt restructurings due to a modification of term through adjustments to maturity. Six of the seven credits are currently performing in accordance with their modified terms. The remaining TDR was in default of its modified terms as of the date these financial statements were issued. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is evaluated by applying qualitative factors.

The following table presents the TDR pre- and post-modification outstanding recorded investments by loan categories as of the dates presented (dollars in thousands):

	December 31, 2014			December 31, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled debt restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Construction and development	4	$180	$180	2	$454	$454
Nonfarm, nonresidential	1	355	355	1	358	358
Commercial and industrial	1	1	1	1	3	3
Consumer	1	45	45	0	-	-
		$581	$581		$815	$815

The following is a summary of accruing and nonaccrual TDRs and the related loan losses by portfolio type as of the dates presented (dollars in thousands):

	TDRs

				Related
	Accruing	Nonaccrual	Total	Allowance
December 31, 2014
Construction and development	$180	$-	$180	$-
Nonfarm, nonresidential	-	355	355	-
Commercial and industrial	1	-	1	-
Consumer	45	-	45	-
Total	$226	$355	$581	$-

December 31, 2013
Construction and development	$454	$-	$454	$-
Nonfarm, nonresidential	358	-	358	-
Commercial and industrial	3	-	3	-
Total	$815	$-	$815	$-

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The following table includes the average recorded investment and interest income recognized for TDRs for the years ended December 31, 2014 and December 31, 2013 (dollars in thousands). The Company did not have TDRs in 2012.

	TDRs
	Average Recorded Investment	Interest Income Recognized
December 31, 2014
Construction and development	$187	$11
Nonfarm, nonresidential	359	19
Total real estate loans	546	30
Commercial and industrial	2	-
Consumer	48	4
Total	$596	$34

December 31, 2013
Construction and development	$459	$19
Nonfarm, nonresidential	360	14
Total real estate loans	819	33
Commercial and industrial	4	-
Total	$823	$33

NOTE 6. REAL ESTATE OWNED

Real estate owned consisted of the following (dollars in thousands):

	December 31,
	2014	2013
Balance, beginning of period	$3,515	$2,276
Transfers from non-acquired loans	-	465
Transfers from acquired loans	706	822
Acquired other real estate	-	1,718
Other real estate sold	(1,276)	(1,645)
Write-downs	(210)	(121)
Balance, end of period	$2,735	$3,515

As of December 31, 2014 and December 31, 2013, real estate owned related to the acquisition of FCB totaled approximately $1.3 million and $1.6 million, respectively. There was no real estate owned related to the acquisition of SLBB at December 31, 2014 or December 31, 2013.

NOTE 7. BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following as of the dates indicated (dollars in thousands):

	December 31,
	2014	2013
Land	$9,035	$7,762
Buildings and improvements	15,808	12,591
Furniture and equipment	5,932	4,392
Software	548	449
Construction-in-progress	1,179	2,165
	32,502	27,359
Less: Accumulated depreciation	(3,964)	(2,679)
Bank premises and equipment, net	$28,538	$24,680

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Depreciation and amortization charged to noninterest expense was approximately $1.3 million, $0.9 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was acquired during the year ended December 31, 2011 as a result of the SLBB acquisition on October 1, 2011. The carrying amount of goodwill as of December 31, 2014 and 2013 was $2.7 million.

For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit. The Company performed a qualitative assessment of goodwill and determined that it was not more likely than not that the fair value of the reporting unit was less than the carrying amount at December 31, 2014 or 2013.

A summary of core deposit intangible assets are as follows (dollars in thousand):

	December 31,
	2014	2013
Balance, beginning of period	$617	$158
Acquisition	-	459
Total core intangible deposit	617	617
Less: Accumulated amortization	(85)	(44)
Balance, end of period	$532	$573

Amortization expense on the core deposit intangible asset recorded in other operating expenses totaled approximately $41,000, $31,000 and $11,000 at December 31, 2014, 2013 and 2012, respectively. Amortization of the core deposit intangible assets is estimated to be approximately $41,000 each year for the next five years.

NOTE 9. INVESTMENT IN TAX CREDIT ENTITY

During the fourth quarter of 2014, the Company acquired a limited partner interest in a tax-advantaged limited partnership whose purpose was to invest in an approved Federal Historic Rehabilitation tax credit project. This investment is accounted for using the cost method of accounting and is included in “Other assets” in the accompanying consolidated balance sheets. The limited partnership is considered to be a variable interest entity (“VIE”). The VIE has not been consolidated because the Company is not considered the primary beneficiary. The Company’s investment in the limited partnership was evaluated for impairment at the end of the reporting period, and, as a result, the Company recorded impairment expense of $0.7 million for the year ended December 31, 2014. At December 31, 2014, the Company had $0.9 million invested in this partnership. The investment generated historic tax credits of $1.0 million, all of which was recognized in the year ended December 31, 2014. The Company did not make any loans related to this real estate project. Based on the structure of this transaction, the Company expects to recover its investment solely through use of the tax credits that were generated by the investment.

NOTE 10. DEPOSITS

Deposits consisted of the following as of the dates presented (dollars in thousands):

	December 31,
	2014	2013
Noninterest-bearing demand deposits	$70,217	$72,795
NOW accounts	116,644	77,190
Money market deposit accounts	77,589	67,006
Savings accounts	53,332	52,177
Time deposits	310,336	263,438
	$628,118	$532,606

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The table below summarizes outstanding time deposits as of the dates indicated (dollars in thousands):

	December 31,
	2014	2013

$0 to $99,999	$263,472	$234,192
$100,000 to $249,999	13,714	19,647
$250,000 and above	33,150	9,599
	$310,336	$263,438

The contractual maturities of time deposits of $100,000 or more outstanding are summarized as follows as of the dates presented (dollars in thousands):

	December 31,
	2014	2013
Time remaining until maturity:
Three months or less	$24,193	$4,430
Over three through six months	4,788	5,225
Over six through twelve months	7,825	6,852
Over one year through three years	8,549	9,737
Over three years	1,509	3,002
	$46,864	$29,246

The approximate scheduled maturities of time deposits for each of the next five years are (dollars in thousands):

2015	$190,945
2016	92,895
2017	17,731
2018	5,255
2019	3,510
$310,336

Public fund deposits as of December 31, 2014 and December 31, 2013 totaled approximately $6.9 million, and $3.7 million, respectively. The funds were secured by U.S. government securities with a fair value of approximately $7.1 million as of December 31, 2014 and $1.9 million as of December 31, 2013.

As of December 31, 2014 and December 31, 2013, total deposits outstanding to executive officers, principal shareholders, directors and to companies in which they are principal owners amounted to approximately $48.9 million and $39.6 million, respectively.

NOTE 11. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements for repurchase amounted to $12.3 million and $10.2 million as of December 31, 2014 and December 31, 2013, respectively, and mature on a daily basis. These funds were secured by investment securities with fair values of approximately $12.7 million and $13.1 million as of December 31, 2014 and December 31, 2013, respectively. The interest rate on these agreements was 0.20% at December 31, 2014 and December 31, 2013.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

NOTE 12. OTHER BORROWED FUNDS

Maturity amounts and the weighted average rate of FHLB advances by year of maturity were as follows as of the dates presented (dollars in thousands):

		Amount		Weighted Average Rate
		December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Fixed rate advances maturing:
2014		$-	$2,450	-	1.40%
2015		104,339	13,700	0.16%	0.69%
2016	(a)	15,534	11,209	0.75%	0.84%
2017	(b)	4,712	2,259	0.96%	0.97%
2018		850	850	0.93%	0.93%
2020		350	350	1.50%	1.50%
		$125,785	$30,818	0.27%	0.84%

(a) Amortizing advances due 2016, requiring monthly principal and interest of $15,284

(b) Amortizing advances due 2017, requiring monthly principal and interest of $46,937

As of December 31, 2014, these advances are collateralized by approximately $224.7 million of the Company’s loan portfolio and $43.3 million of the Company’s investment securities in accordance with the Advance Security and Collateral Agreement with the FHLB.

As of December 31, 2014, the Company had an additional $142.3 million available under its line of credit with the FHLB. In addition, the Company has outstanding lines of credit with its correspondent banks available to assist in the management of short-term liquidity. At December 31, 2014, the total available lines of credit were approximately $33.6 million, with no outstanding balances as reflected on the balance sheet.

On May 1, 2013, in connection with the acquisition of FCB, the Company assumed 100% of the capital securities of First Community Louisiana Statutory Trust I, a Delaware statutory trust, in the amount of approximately $3.6 million that was initially established in March 2006 by First Community Holding Company, the parent bank holding company for FCB, for the purpose of issuing subordinated debentures. The capital security pays a cumulative quarterly distribution using a floating rate at three month LIBOR + 1.77% of the liquidation amounts. Each capital security represents an undivided preferred beneficial interest in the assets of the Trust I. Under the terms of the Indenture dated March 27, 2006, the subordinated debentures will mature on June 15, 2036. Under applicable regulatory guidelines, these subordinated debentures qualify as Tier 1 capital.

NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS

During the year ended December 31, 2014, the Bank entered into forward starting interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is five years. The total notional amount of the derivative contracts is $20.0 million.

For the year ended December 31, 2014, a loss of $0.2 million has been recognized in other comprehensive (loss) income in the accompanying consolidated statement of other comprehensive income for the change in fair value of the interest rate swap. The swap contract had a negative fair value of $0.3 million as of December 31, 2014 and has been recorded in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings if the hedge transaction becomes probable of not occurring. The Bank expects the hedge to remain fully effective during the remaining term of the swap contract.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

NOTE 14. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Articles of Incorporation give the Company’s board of directors the authority to issue up to 5,000,000 shares of preferred stock. As of December 31, 2014, there are no preferred shares outstanding. The preferred shares are considered “blank check” preferred stock. This type of preferred stock allows the board of directors to fix the designations, preferences and relative, participating, optional or other special rights, and qualifications and limitations or restrictions of any series of preferred stock without further shareholder approval.

Common Stock

In July 2014, the Company issued 3,285,300 shares of its common stock as a result of its initial public offering (the “IPO”).

The following table represents the Company’s common stock activity for the periods indicated:

Common Stock Issued and Outstanding
Shares
Outstanding at December 31, 2011	2,742,205
Issuances	299,641
Stock warrant activity	156,900
Restricted stock activity	12,070
Outstanding at December 31, 2012	3,210,816
Issuances	708,397
Stock warrant activity	200
Restricted stock activity	25,701
Outstanding at December 31, 2013	3,945,114
Issuances	3,296,176
Stock warrant activity	21,996
Restricted stock activity	(1,201)
Outstanding at December 31, 2014	7,262,085

Warrants

On October 1, 2011, in connection with the SLBB acquisition, the Bank issued 130,875 stock warrants with an exercise price of $13.33 per share. In connection with the share exchange discussed above in Note 1, Summary of Significant Accounting Policies, the warrants were exchanged for a like amount of warrants to acquire shares of Company common stock at the same exercise price. These warrants, which are currently exercisable, expire on July 1, 2018. All other warrants to acquire shares of Company common stock expired on or before December 31, 2014.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The following table represents the Company’s activity related to outstanding warrants for the periods indicated:

	December 31,
	2014	2013	2012
Stock Warrants

$10.00 Per Share
Issued May 31, 2007, expired May 31, 2012
Balance, beginning of period	-	-	156,900
Issued	-	-	-
Forfeited	-	-	(7,008)
Exercised	-	-	(149,892)
Balance, end of period	-	-	-

$13.50 Per Share
Issued September 1, 2007, expired September 30, 2014(1)
Balance, beginning of period	49,903	50,103	50,103
Issued	-	-	-
Forfeited	(34,990)	(200)	-
Exercised	(14,913)	-	-
Balance, end of period	-	49,903	50,103

$13.50 Per Share
Issued March 21, 2009, expired December 31, 2014
Balance, beginning of period	12,720	12,720	12,720
Issued	-	-	-
Forfeited	(5,637)	-	-
Exercised	(7,083)	-	-
Balance, end of period	-	12,720	12,720

$13.33 Per Share
Issued October 1, 2011, expire July 1, 2018
Balance, beginning of period	130,875	130,875	130,875
Issued	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance, end of period	130,875	130,875	130,875

(1) The original expiration date of April 30, 2014 was extended on account of the IPO.

Stock Options

The Bank issued 47,186 stock options that had previously vested or vested upon the acquisition of SLBB with an exercise price of $13.33 per share, which were exchanged for a like amount of stock options to acquire shares of Company common stock at the same exercise price on November 15, 2013.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

At the completion of the IPO in July 2014, the Company issued 216,000 stock options to key personnel that vest at one-sixth increments on the anniversary date of each of the next six years.

			Weighted
			Average
		Weighted	Remaining
Stock Options		Average	Contractual
	Shares	Price	Term (Years)
Outstanding at December 31, 2011	47,186	$13.33	6.88
Issued	-	-
Forfeited	(16,875)	13.33
Exercised	-	-
Outstanding at December 31, 2012	30,311	$13.33	5.88
Issued	-	-
Forfeited	(7,500)	13.33
Exercised	-	-
Outstanding at December 31, 2013	22,811	$13.33	4.88
Issued	216,000	14.00
Forfeited	-	-
Exercised	-	-
Outstanding at December 31, 2014	238,811	$13.94	8.96
Exercisable at December 31, 2014	22,811	13.33	3.88

At December 31, 2014, the shares underlying total outstanding stock options had no aggregate intrinsic value. The shares underlying exercisable stock options had an intrinsic value of approximately $12,000.

Stock-Based Compensation

Equity Incentive Plan. The Company’s 2014 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity grants and awards, such as restricted stock, stock options and stock appreciation rights, to eligible participants, which include all of the Company’s and Bank’s employees and non-employee directors. The Plan has reserved 600,000 shares of common stock for grant, award or issuance to directors and employees, including shares underlying granted options. The Plan is administered by the Compensation Committee of the Company’s board of directors, which determines, within the provision of the Plan, those eligible employees to whom, and the times at which, awards shall be granted. The Compensation Committee, in its discretion, may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee may approve the terms of grants and awards to the Company’s executive officers.

Stock Options. The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards. The Black-Scholes option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. Stock option expense in the accompanying consolidated statements of operations for the year ended December 31, 2014 was $62,000. There was no stock option expense recognized for the years ended December 31, 2013 and 2012. At December 31, 2014, there was $0.7 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted average period of 5.5 years.

The following assumptions were used for the 216,000 options granted during the year ended December 31, 2014:

Expected dividends	0.36%
Expected volatility	19.01%
Risk-free interest rate	2.17%
Expected term (in years)	7.0
Weighted-average grant date fair value	$3.44

Time Vested Restricted Stock Awards. The Company has issued shares of time vested restricted stock with vesting terms ranging from one to six years. The total stock-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the grant date applied to the total number of shares granted and is amortized over the vesting period.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The Company issued a total of 11,824 shares of restricted stock to employees and directors for year ended December 31, 2014. Of the restricted stock granted in 2014, 3,335 shares will vest over five years and 8,489 shares will vest over 6 years.

The Company issued a total of 31,572 shares of restricted stock to employees and directors for year ended December 31, 2013. The restricted stock granted in 2013 will vest over five years. These restricted shares were exchanged for a like number of restricted shares of the Company common stock in connection with the share exchange on November 15, 2013.

No shares of restricted stock may be sold, assigned, transferred or pledged until vested. The holders of the restricted stock receive dividends and have the right to vote the shares. The unearned compensation related to these awards is amortized to compensation expense over the vesting period.

As of December 31, 2014, 2013, and 2012 unearned stock-based compensation associated with these awards totaled approximately $0.5 million, $0.5 million and $0.2 million, respectively. The $0.5 million of unrecognized compensation cost related to time vested restricted stock at December 31, 2014 is expected to be recognized over a weighted average period of 3.8 years.

The following table represents the unvested restricted stock award activity for the years ended December 31, 2014 and December 31, 2013 (dollars in thousands):

Restricted Stock

	December 31,
	2014		2013
	Shares	Weighted Avg Grant Date Fair Value	Shares	Weighted Avg Grant Date Fair Value

Balance, beginning of period	44,090	$13.99	18,389	$13.96
Granted	11,824	13.85	31,572	14.00
Forfeited	(536)	14.00	-	-
Earned and issued	(12,489)	13.97	(5,871)	13.93
Balance, end of period	42,889	$13.96	44,090	$13.99

NOTE 15. EMPLOYEE BENEFIT PLANS

Employees with 90 days of service and age twenty-one are eligible to participate in a 401(k) plan established by the Company. Under this plan, employees may contribute a percentage of their salaries subject to certain limits based on federal tax laws. These contributions are immediately vested. Employer matching contributions up to 4% of the employee’s annual salary are 100% vested immediately.

Employer contributions to the plan for the years ended December 31, 2014, 2013 and 2012 were approximately $0.4 million, $0.2 million and $0.2 million respectively.

The Company maintains a deferred compensation plan for a former FCB employee. A single premium immediate annuity policy was purchased in which the former employee is the beneficiary. Under this policy, the beneficiary will receive monthly payments of $2,000 through 2020.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

NOTE 16. INCOME TAXES

The expense for income taxes included in the consolidated statements of operations is as follows (dollars in thousands):

	December 31,
	2014	2013	2012

Current	$1,279	$375	$958
Deferred	(134)	773	21
	$1,145	$1,148	$979

The provision for federal income taxes differs from that computed by applying the federal statutory rate of 34% in 2014 and 2013 as indicated in the following analysis (dollars in thousands):

	Twelve months ended December 31,
	2014	2013

Tax based on statutory rate	$2,224	$1,468
Decrease resulting from:
Effect of tax-exempt income	(118)	(112)
Purchase accounting	-	(300)
Acquisition cost	-	48
Historical tax credits	(1,002)	-
Other	41	44
Total income tax expense	$1,145	$1,148
Effective rate	17.5%	26.1%

The Company records deferred income tax on the tax effect of changes in timing differences.

For the periods indicated, the net deferred tax asset was comprised of the following (dollars in thousands):

	December 31,
	2014	2013	2012
Deferred tax liabilities:
Depreciation	$(1,435)	$(1,303)	$(961)
FHLB stock dividend	(16)	(30)	(7)
Basis difference in acquired assets and liabilities	(296)	(310)	(14)
Unrealized gain on available for sale securities	(62)	-	(343)
Gross deferred tax liability	(1,809)	(1,643)	(1,325)

Deferred tax assets:
Provision for loan losses	879	377	636
Provision for other real estate losses	517	544	13
Unrealized loss on available for sale securities	-	180	-
Unamortized start up cost	165	187	213
Unamortized organization costs	20	22	12
Net operating loss carryforward	617	833	595
Deferred gain on sale of other real estate	-	90	93
Stock options	52	31	41
Restricted stock	35	33	6
Basis difference in acquired assets and liabilities	342	490	-
Deferred compensation	41	49	-
Historical tax credit	226	-	-
General business credits	12	12	12
Gross deferred tax assets	2,906	2,848	1,621
Net deferred tax asset	$1,097	$1,205	$296

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The Company acquired net operating loss (“NOL”) carryforwards through the tax free acquisitions of FCB and SLBB. As of December 31, 2014 and December 31, 2013, the Company’s NOL carryforwards were approximately $1.8 million and $2.5 million, respectively, with expiration dates as follows: $0.4 million in 2030; $0.3 million in 2031; and $1.1 million in 2033.

As of December 31, 2014 and December 31, 2013, the Company’s general business credit was $12,000 which expires in 2028.

The Company files income tax returns under U.S. federal jurisdiction and the state of Louisiana, although the state of Louisiana does not assess an income tax on income resulting from banking operations. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2011.

NOTE 17. FAIR VALUES OF FINANCIAL INSTRUMENTS

In accordance with FASB ASC Topic 820, Fair Value Measurement and Disclosure, disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, is required. Fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows, and the fair value estimates may not be realized in an immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

Fair Value Hierarchy

In accordance with this guidance, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1—Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2—Valuation is based on inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3—Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

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

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Federal Funds Sold/Purchased and Securities Sold under Repurchase Agreements – The fair value is the carrying value. The Company classifies these assets in level 1 of the fair value hierarchy.

Investments – Where quoted prices are available in an active market, the Company classifies these securities within level 1 of the valuation hierarchy. Securities are defined as both long and short positions. Level 1 securities include highly liquid government bonds and exchange-traded equities.

If quoted market prices are not available, the Company estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include Government Sponsored Enterprise obligations, corporate bonds and other securities. Mortgage-backed securities are included in level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Company classifies these securities in level 3.

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

Loans held for sale are measured using quoted market prices when available. If quoted market prices are not available, comparable market values or discounted cash flow analyses may be utilized. The Company classifies these assets in level 3 of the fair value hierarchy.

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

Deposit Liabilities—The fair values disclosed for noninterest-bearing demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). These noninterest-bearing deposits are classified in level 2 of the fair value hierarchy. The carrying amounts of variable-rate deposit accounts (for example interest-bearing checking, savings and money market accounts), fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits. All interest-bearing deposits are classified in level 3 of the fair value hierarchy.

Short-Term Borrowings—The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. The Company classifies these borrowings in level 2 of the fair value hierarchy.

Long-Term Borrowings – The fair values of long-term borrowings are estimated using discounted cash flows analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is therefore classified in level 3 of the fair value hierarchy.

Commitments – The fair value of commitments to extend credit was not significant.

Derivative Instruments – The fair value for interest rate swap agreements are based upon the amounts required to settle the contracts. These derivative instruments are classified in level 2 of the fair value hierarchy.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below; there were no liabilities measured on a recurring basis at December 31, 2013 (dollars in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Assets:
Mortgage-backed securities	$48,246	$-	$48,246	$-
Obligations of other U.S. government agencies and corporations	4,360	-	4,360	-
Obligations of state and political subdivisions	11,740	-	11,740	-
Corporate bonds	5,419	-	5,419
Equity securities	534	534	-	-
Total assets	$70,299	$534	$69,765	$-
Liabilities:
Derivative financial instruments	$303	$-	$303	$-

December 31, 2013
Mortgage-backed securities	$34,462	$-	$34,462	$-
Obligations of other U.S. government agencies and corporations	2,210	-	2,210	-
Obligations of state and political subdivisions	14,100	-	14,100	-
Corporate bonds	4,925	-	4,925	-
Equity securities	476	476	-	-
Total	$56,173	$476	$55,697	$-

Fair Value Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below; there were no liabilities measured on a nonrecurring basis at December 31, 2014 or 2013 (dollars in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Loans held for sale	$103,396	$-	$-	$103,396
Impaired loans	3,497	-	-	3,497
Real estate owned	2,735	-	-	2,735
Total	$109,628	$-	$-	$109,628

December 31, 2013
Loans held for sale	$5,029	$-	$-	$5,029
Impaired loans	4,175	-	-	4,175
Real estate owned	3,515	-	-	3,515
Total	$12,719	$-	$-	$12,719

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The estimated fair values of the Company’s financial instruments at December 31, 2014 and December 31, 2013 were as follows (dollars in thousands):

	December 31, 2014
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$19,012	$19,012	$19,012	$-	$-
Federal funds sold	500	500	500	-	-
Investment securities	92,818	92,600	534	92,066	-
Other equity securities	5,566	5,566	-	5,566	-
Loans, net of allowance	721,556	722,675	-	-	722,675
Accrued interest receivable	2,435	2,435	2,435	-	-

Financial liabilities:
Deposits, noninterest-bearing	$70,217	$70,217	$-	$70,217	$-
Deposits, interest-bearing	557,901	560,667	-	-	560,667
FHLB short-term advances and repurchase agreements	116,632	116,632	-	116,632	-
FHLB long-term advances	21,446	21,493	-	-	21,493
Note payable	3,609	3,608	-	-	3,608
Accrued interest payable	284	284	284	-	-
Derivative financial instruments	303	303	-	303	-

	December 31, 2013
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$27,703	$27,703	$27,703	$-	$-
Federal funds sold	500	500	500	-	-
Investment securities	62,752	62,159	476	61,833	-
Other equity securities	2,020	2,020	-	2,020	-
Loans, net of allowance	505,744	510,998	-	-	510,998
Accrued interest receivable	1,835	1,835	1,835	-	-

Financial liabilities:
Deposits, noninterest-bearing	$72,795	$72,795	$-	$72,795	$-
Deposits, interest-bearing	459,811	456,046	-	-	456,046
FHLB short-term advances and repurchase agreements	10,203	10,203	-	10,203	-
FHLB long-term advances	30,818	30,896	-	-	30,896
Note payable	3,609	3,605	-	-	3,605
Accrued interest payable	285	285	285	-	-

NOTE 18. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and to average assets (as defined).

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2014 and 2013, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 leverage capital ratios as set forth in the table below. There are no conditions or events since those notifications that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2014 and December 31, 2013 are presented in the tables below (dollars in thousands):

	Actual		Capital Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Tier 1 leverage capital
Investar Holding Corporation	$103,535	12.61%	$32,843	4.00%	N/A	N/A
Investar Bank	$73,870	9.00%	$32,821	4.00%	$41,026	5.00%

Tier 1 risk-based capital
Investar Holding Corporation	$103,535	13.79%	$30,029	4.00%	N/A	N/A
Investar Bank	$73,870	9.86%	$29,973	4.00%	$44,959	6.00%

Total risk-based capital
Investar Holding Corporation	$108,165	14.41%	$60,058	8.00%	N/A	N/A
Investar Bank	$78,500	10.48%	$59,945	8.00%	$74,931	10.00%

December 31, 2013
Tier 1 leverage capital
Investar Holding Corporation	$56,056	9.53%	$23,524	4.00%	N/A	N/A
Investar Bank	$55,894	9.50%	$23,539	4.00%	$29,423	5.00%

Tier 1 risk-based capital
Investar Holding Corporation	$56,056	10.85%	$20,660	4.00%	N/A	N/A
Investar Bank	$55,894	10.83%	$20,653	4.00%	$30,979	6.00%

Total risk-based capital
Investar Holding Corporation	$59,436	11.51%	$41,320	8.00%	N/A	N/A
Investar Bank	$59,274	11.48%	$41,306	8.00%	$51,632	10.00%

Applicable Federal and State statutes and regulations impose restrictions on the amounts of dividends that may be declared by the Company. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Company’s total capital in relation to its assets, deposits and other such items and, as a result, capital adequacy considerations could further limit the availability of dividends from the Company. The ability of the Company to pay dividends on its common stock is restricted by the Louisiana Banking Law, the FDIC, and FDIC regulations. Dividends payable by the Bank in 2014 without permission were limited to approximately $8.2 million. In the event the Company is in default or has deferred interest payments on subordinated debentures, the Company would be restricted from paying dividends.

In July 2013, the federal banking regulatory agencies issued a final rule which revises the regulatory capital framework for financial institutions. The final rule (also known as the Basel III capital rules) covers a number of aspects pertaining to capital requirements.

These include:

•	Prompt Corrective Action Capital Category Thresholds - The following thresholds have been established for an institution to be deemed adequately capitalized:

Total Risk-Based Capital Ratio	8.0%
Tier 1 Risk-Based Capital Ratio	6.0%
Common Equity Tier 1 Capital Ratio	4.5%
Tier 1 Leverage Ratio	4.0%
•	Establishment of a Capital Conservation Buffer - The Capital Conservation Buffer is phased in through 2019.
•	Changes in risk-weighting of assets.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

•	Opt-out Election of Accumulated Other Comprehensive Income from Common Equity Tier 1 Capital.

Financial institutions become subject to the final rule on January 1, 2015, although the rules will not be fully phased in until January 1, 2019.

Management is currently evaluating the provisions of the final rule and its expected impact on the Company and the Bank. Management believes that at December 31, 2014, the Company and the Bank would have met all new capital adequacy requirements on a fully phased-in basis if such requirements were then effective. There can be no assurances that the Basel III capital rules will not be revised before the effective date and expiration of the phase-in periods.

NOTE 19. COMMITMENTS AND CONTINGENCIES

Commitments to Extend Credit

The Company is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements.

Commitments to extend credit are agreements to lend money with fixed expiration dates or termination clauses. The Company applies the same credit standards used in the lending process when extending these commitments, and periodically reassesses the customer’s creditworthiness through ongoing credit reviews. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral is obtained based on the Company’s assessment of the transaction. Essentially all standby letters of credit issued have expiration dates within one year. At December 31, 2014 and December 31, 2013, the Company’s commitments to extend credit totaled approximately $91.5 million and $67.1 million, respectively.

Required Reserves

The Company is required to maintain average reserves at the Federal Reserve Bank. There were approximately $12.9 million and $4.6 million in reserves required at December 31, 2014 and December 31, 2013, respectively.

Bank Premises

In August 2014, the Company entered into an agreement to construct a 2,240 square foot building located at 525 East New River Road in Gonzales, Louisiana. The Company was approved by the FDIC to open a new branch facility. The Company has submitted application and is awaiting approval from the Louisiana Office of Financial Institutions. The estimated cost to construct the branch facility is approximately $1.3 million. Opening date of this location is estimated to be in June 2015.

The Prairieville location was relocated in February 2015 from 38567 Highway 42 to 17122 Commerce Centre Drive, Prairieville, Louisiana. The new facility is a 2,237 square foot building. The approximated cost for completion was $0.2 million at December 31, 2014.

Insurance

Effective May 1, 2014, the Company is obligated for certain costs associated with its insurance program for employee health. The Company is self-insured for a substantial portion of its potential claims. The Company recognizes its obligation associated with these costs, up to specified deductible limits in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported. The claims costs are estimated based on historical claims experience. The reserves for insurance claims are reviewed and updated by management on a quarterly basis.

NOTE 20. CONCENTRATIONS OF CREDIT

Substantially all of the Company’s loans and commitments have been granted to customers in the Company’s market area. The concentrations of credit by type of loan are set forth in Note 4, Loans. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The Company maintains deposit accounts and federal funds sold with correspondent banks which may, periodically, exceed the federally insured amount.

NOTE 21. TRANSACTIONS WITH RELATED PARTIES

The Bank has made, and expects in the future to continue to make in the ordinary course of business, loans to directors and executive officers of the Company, the Bank, and their affiliates. In management’s opinion, these loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk. See Note 4, Loans, for more information regarding lending transactions between the Company and these related parties.

During 2014 and 2013, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated, were deposit customers of the Bank. See Note 10, Deposits, regarding total deposits outstanding to these related parties.

The Company has transactions with related parties for which the Company believes the terms and conditions are comparable to terms that would have been available from a third party that was unaffiliated with the Company. The following describes transactions since January 1, 2012 in addition to the ordinary banking relationships, described above, in which the Company has participated in which one or more of its directors, executive officers or other related persons had or will have a direct or indirect material interest.

Thomas C. Besselman, Sr., one of the Company’s directors, is the former owner and previously served as president of The Besselman & Little Agency, Inc. Mr. Besselman sold his interest in The Besselman & Little Agency, Inc. in 2012. Gallagher Benefit Services, successor in interest to The Besselman & Little Agency, wrote the Company’s employee benefits insurance until it became self-insured, effective May 1, 2014. The Company paid commissions of approximately $70,000 per year for the years ended December 31, 2013 and December 31, 2012 for such insurance. Effective May 1, 2014, the Company pays Gallagher Benefit Services an annual fee of $60,000 for the administration of its benefit programs.

Both The Besselman & Little Agency and Gallagher Benefit Services paid a referral fee to the Company for referrals of clients to The Besselman & Little Agency or Gallagher Benefit Services for their insurance needs. The Company received referral fees of approximately $74,000, $60,000 and $53,000 for the years ended December 31, 2014, 2013 and 2012, respectively, from Gallagher Benefit Services.

Mr. Besselman is also the owner of H.R. Solutions, LLC, located in Baton Rouge, Louisiana, which provides the Company’s payroll processing services. The Company paid fees of approximately $44,000, $98,000 and $59,000 for the years ended December 31, 2014, 2013 and 2012, respectively, to H.R. Solutions, LLC.

The Company has engaged in a number of transactions with Joffrion Commercial Division, LLC and Joffrion Construction, Inc., each a commercial construction company owned and managed by Gordon H. Joffrion, one of the Company’s directors. In 2011 Joffrion Commercial Division, LLC was awarded the bid to renovate a building the Company purchased in Metairie, Louisiana, to serve as the Company’s first branch in the Greater New Orleans area. The Company paid approximately $0.9 million to Joffrion Commercial Division, LLC in connection with the renovation of this branch which was completed in 2012. Joffrion Commercial Division, LLC renovated the Company’s branch located at 2929 Hwy 190, Mandeville, Louisiana. The Company paid approximately $0.1 million for this renovation work which was completed in 2012.

The Company selected Joffrion Commercial Division, LLC’s bid to construct a building in Lafayette, Louisiana, to serve as the Company’s first branch in the Lafayette area. The Company paid approximately $1.7 million to Joffrion Commercial Division, LLC for construction of this facility, which was completed in 2013.

Joffrion Commercial Division, LLC was awarded the bid in the amount of $1.0 million for demolition and renovation of the third floor of the Clerk of Court building the Company purchased in Baton Rouge, Louisiana to serve as the Company’s Operations Center. The Company paid approximately $0.9 million to Joffrion Commercial Division, LLC for the demolition and renovation of this facility, which was completed in 2014.

In December 2013, the Company selected Joffrion Commercial Division, LLC’s bid to construct a new Baton Rouge branch located at 18101 Highland Market Drive, Baton Rouge, Louisiana. The Company paid approximately $0.9 million for the construction of this branch which was completed in 2014.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Joffrion Commercial Division, LLC was awarded the bid in the amount of $0.9 million for the construction of the new location for the Prairieville branch. As of December 31, 2014, the Company paid Joffrion Commercial Division, LLC $0.7 million related to the construction of the new branch location, which was completed in February 2015.

In August 2014, the Company selected Joffrion Commercial Division, LLC’s bid to construct a building in Gonzales, Louisiana, which is expected to be completed in 2015. The Company believes that the terms and conditions of all of its transactions with Joffrion Commercial Division, LLC are comparable to terms that would have been available from a third party unaffiliated with the Company or the Bank.

NOTE 22. PARENT ONLY BALANCE SHEETS, STATEMENTS OF OPERATIONS AND STATEMENTS OF CASH FLOWS

BALANCE SHEETS
	December 31,
(dollars in thousands)	2014	2013
ASSETS
Cash and due from bank	$27,995	$82
Accounts receivable	29	-
Dividend receivable - bank subsidiary	-	48
Federal income tax receivable	1,167	7
Investment in bank subsidiary	77,442	58,821
Investment in trust	109	109
Investment in tax credit entity	162	-
Deferred stock issuance cost	-	67
Deferred tax asset	238	12
Total assets	$107,142	$59,146

LIABILITIES
Note payable	$3,609	$3,609
Accounts payable	94	-
Accrued interest payable	4	3
Due to bank subsidiary	-	3
Dividend payable	51	48
Total liabilities	3,758	3,663

STOCKHOLDERS’ EQUITY
Common stock	7,264	3,943
Treasury stock	(23)	-
Surplus	84,213	45,281
Retained earnings	11,809	6,609
Accumulated other comprehensive income (loss)	121	(350)
Total stockholders' equity	103,384	55,483

Total liabilities and stockholders' equity	$107,142	$59,146

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

STATEMENTS OF OPERATIONS
	For the year ended December 31,
(dollars in thousands)	2014	2013
Revenue
Dividends received from bank subsidiary	$498	$248
Undistributed net income of bank subsidiary	4,640	2,958
Partnership income	24	-
Interest income from investment in trust	2	-
Total revenue	5,164	3,206

Expense
Interest on note payable	76	9
Management fees to bank subsidiary	245	8
Organizational cost	6	40
Impairment of investment in tax credit entity	690	-
Other expense	135	-
Total expense	1,152	57
Income before income tax benefit	4,012	3,149

Income tax benefit	1,385	19
Net income	$5,397	$3,168

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

STATEMENTS OF CASH FLOWS
	For the year ended December 31,
(dollars in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,397	$3,168
Adjustments to reconcile net loss to net cash provided by operating activities:
Undistributed earnings of bank subsidiary	(4,640)	(3,006)
Stock-based compensation	-	31
Impairment of investment in tax credit entity	690	-
Net change in:
Income tax receivable	(1,160)	(7)
Other assets	86	-
Deferred tax asset	(226)	(12)
Accrued interest payable	1	3
Accrued other liabilities	6	3
Net cash provided by operating activities	154	180

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributed to bank subsidiary	(13,300)	(5,177)
Purchase of investment in tax credit entity	(766)	-
Net cash used in investing activities	(14,066)	(5,177)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowing	5,000	61
Repayment of short-term borrowing	(5,000)	(61)
Increase in deferred stock issuance cost	-	(67)
Cash dividends paid on common stock	(194)	(169)
Proceeds from sales of common stock	-	5,339
Payment to repurchase common stock	(6)	-
Stock issuance cost	-	(24)
Proceeds from warrants exercised	297	-
Proceeds from issuance of common stock in IPO	41,728	-
Net cash provided by financing activities	41,825	5,079

Net increase in cash	27,913	82
Cash and cash equivalents, beginning of period	82	-
Cash and cash equivalents, end of period	$27,995	$82

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest on borrowings	$76	$37

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

NOTE 23. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the years ended December 31, 2014, 2013 and 2012 (in thousands, except share data):

	December 31,
	2014	2013	2012

Net income available to common stockholders	$5,397	$3,168	$2,361
Weighted average number of common shares outstanding used in computation of basic earnings per common share	5,533,514	3,667,929	2,998,087
Effect of dilutive securities:
Restricted stock	41,467	32,141	11,704
Stock options	22,811	29,773	39,255
Stock warrants	179,510	193,532	253,615
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	5,777,302	3,923,375	3,302,661
Basic earnings per share	$0.98	$0.86	$0.79
Diluted earnings per share	$0.93	$0.81	$0.71

NOTE 24. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014
Total interest income	$6,957	$7,407	$8,182	$8,822
Total interest expense	1,090	1,158	1,182	1,245
Net interest income	5,867	6,249	7,000	7,577
Provision for loan losses	245	448	505	430
Net interest income after provision for loan losses	5,622	5,801	6,495	7,147
Noninterest income	1,066	1,509	1,959	1,325
Noninterest expense	5,385	5,729	6,313	6,955
Income before income taxes	1,303	1,581	2,141	1,517
Income tax expense (benefit)	424	514	699	(491)
Net income	$879	$1,067	$1,442	$2,008
Earnings per common share - basic	$0.23	$0.27	$0.20	$0.28
Earnings per common share - diluted	$0.21	$0.26	$0.20	$0.27

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2013
Total interest income	$4,083	$5,553	$6,231	$6,605
Total interest expense	691	836	932	1,002
Net interest income	3,392	4,717	5,299	5,603
Provision for loan losses	89	143	108	686
Net interest income after provision for loan losses	3,303	4,574	5,191	4,917
Noninterest income	1,170	2,193	1,023	969
Noninterest expense	3,574	4,615	5,218	5,618
Income before income taxes	899	2,152	996	268
Income tax expense	281	455	322	90
Net income	$618	$1,697	$674	$178
Earnings per common share - basic	$0.19	$0.47	$0.17	$0.05
Earnings per common share - diluted	$0.18	$0.44	$0.16	$0.04

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

NOTE 25. SUBSEQUENT EVENTS

Management has evaluated all subsequent events and transactions that occurred after December 31, 2014 up through the date that the financial statements were available to be issued and determined that there were no events that require disclosure. No events or changes in circumstances were identified that would have an adverse impact on the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer (the Company’s principal executive and financial officers), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for ensuring that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes to internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors of the Company, Stockholder Recommendations of Director Candidates, Audit Committee Members and Section 16(a) Beneficial Ownership Reporting Compliance

The information appearing under the headings “Board of Directors” and “Stock Ownership” in the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”) is incorporated herein by reference.

Executive Officers

The information appearing under the heading “Executive Officers” in the 2015 Proxy Statement is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to its chief executive officer, chief financial officer, chief accounting officer and any other senior financial officers, and the Company has also adopted a Code of Ethics that applies to all of the Company’s directors, officers and employees.  The full text of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers and the Code of Ethics can be found by clicking on “Corporate Governance” under the “Investor Relations” tab on the Company’s website, www.investarbank.com, and then by clicking on “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” or “Code of Ethics,” as applicable.  The Company intends to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on its website, at the address specified above.

Item 11. Executive Compensation

The information appearing under the headings “Board of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Tables” in the Company’s 2015 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership

The information appearing under the heading “Stock Ownership” in the 2015 Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information regarding our equity compensation plan as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(1)	238,811	$13.94	306,961
Total	238,811	$13.94	306,961

(1)

The Investar Holding Corporation 2014 Long-Term Incentive Compensation Plan (the “Equity Incentive Plan”) was adopted by the Company’s board of directors on January 15, 2014, and the plan was amended on March 13, 2014. Because the Company was a private corporation at the time of the adoption of the Equity Incentive Plan, shareholder approval of the plan was not required, nor was such approval obtained.  A total of 600,000 shares of common stock have been reserved for grant, award or issuance in the form of stock options and restricted stock under the Equity Incentive Plan. As of December 31, 2014, 306,961 shares remain available for grant, award or issuance.

Item 13. Certain Relationships and Related Transactions, and Directors Independence

The information appearing under the heading “Board of Directors” in the 2015 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information appearing under the heading “Independent Registered Public Accountants” in the 2015 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(2)

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description	Location
2.1	Agreement and Plan of Exchange dated August 1, 2013, by and between Investar Holding Corporation and Investar Bank, as amended (the “Agreement and Plan of Exchange”)	Exhibit 2.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

3.1	Restated Articles of Incorporation of Investar Holding Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

3.2	By-laws of Investar Holding Corporation	Exhibit 3.2 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.1*	Investar Holding Corporation 2014 Long-Term Incentive Compensation Plan, as amended by Amendment No. 1 to Investar Holding Corporation 2014 Long Term Incentive Plan

Exhibit 10.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and, as to Amendment No.1, Exhibit 99.2 to the Registration Statement on Form S-8 of the Company filed October 31, 2014, each of which is incorporated herein by reference

10.2*	Form of Stock Option Grant Agreement under 2014 Long-Term Incentive Compensation Plan	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.3*	Form of Restricted Stock Award Agreement under 2014 Long-Term Incentive Compensation Plan	Exhibit 10.3 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.4	Form of Notice of Exchange and Assumption relating to options exchanged in connection with Agreement and Plan of Exchange	Exhibit 10.4 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.5	Form of Notice of Exchange and Assumption relating to restricted stock exchanged in connection with Agreement and Plan of Exchange	Exhibit 10.5 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.6	Form of Notice of Exchange and Assumption relating to warrants exchanged in connection with Agreement and Plan of Exchange	Exhibit 10.6 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

21	Subsidiaries of the Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

23	Consent of Postlethwaite and Netterville, APAC	Filed herewith

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rule 13a-14(a) Certification of Co-Principal Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Rule 13a-14(a) Certification of Co-Principal Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Section 1350 Certification of Co-Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.3	Section 1350 Certification of Co-Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

The Company does not have any long-term debt instruments under which securities are authorized exceeding ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company will furnish to the Securities and Exchange Commission, upon its request, a copy of all long-term debt instruments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTAR HOLDING CORPORATION

Date:	March 31, 2015	by:	/s/John J. D’Angelo
John J. D’Angelo
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 31, 2015	by:	/s/John J. D’Angelo
John J. D’Angelo
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Date:	March 31, 2015	by:	/s/Rachel P. Cherco
Rachel P. Cherco
Executive Vice President and
Chief Financial Officer
(Co-Principal Financial Officer)

Date:	March 31, 2015	by:	/s/Christopher L. Hufft
Christopher L. Hufft
Executive Vice President and
Chief Accounting Officer
(Co-Principal Financial Officer
and Principal Accounting Officer)

Date:	March 31, 2015	by:	/s/James M. Baker
James M. Baker
Director

Date:	March 31, 2015	by:	/s/Thomas C. Besselman, Sr.
Thomas C. Besselman, Sr.
Director

Date:	March 31, 2015	by:	/s/James H. Boyce, III
James H. Boyce, III
Director

Date:	March 31, 2015	by:	/s/Robert M. Boyce, Sr.
Robert M. Boyce, Sr.
Director

Date:	March 31, 2015	by:	/s/J.E. Brignac, Jr.
J.E. Brignac, Jr.
Director

Date:	March 31, 2015	by:	/s/Robert L. Freeman
Robert L. Freeman
Director

Date:	March 31, 2015	by:	/s/William H. Hidalgo, Sr.
William H. Hidalgo, Sr.
Chairman of the Board

Date:	March 31, 2015	by:	/s/Gordon H. Joffrion, III
Gordon H. Joffrion, III
Director

Date:	March 31, 2015	by:	/s/David J. Lukinovich
David J. Lukinovich
Director

Date:	March 31, 2015	by:	/s/Suzanne O. Middleton
Suzanne O. Middleton
Director

Date:	March 31, 2015	by:	/s/Andrew C. Nelson, M.D.
Andrew C. Nelson, M.D.
Director

Date:	March 31, 2015	by:	/s/Carl R. Schneider, Jr.
Carl R. Schneider, Jr.
Director

Date:	March 31, 2015	by:	/s/Frank L. Walker
Frank L. Walker
Director