Form 10-Q
period 2015-03-31
Investar Holding Corp
filed 2015-05-08
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 7,293,612 shares outstanding as of May 8, 2015.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q, or in other documents that Investar Holding Corporation (the “Company”) files with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and similar expressions or the negative version of those words are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. The Company’s forward-looking statements are based on assumptions and estimates that management believes to be reasonable in light of the information available at the time such statements are made. However, many of the matters addressed by these statements are inherently uncertain and could be affected by many factors beyond management’s control. Factors that could have a material effect on the Company’s business, financial condition, results of operations and future growth prospects can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 that the Company filed with the SEC on March 31, 2015 and Part II, Item 1A. – Risk Factors, of this Quarterly Report on Form 10-Q. Additional risk factors may also be described in reports that the Company files from time to time with the SEC.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and due from banks	$6,879	$5,519
Interest-bearing balances due from other banks	13,617	13,493
Federal funds sold	170	500
Cash and cash equivalents	20,666	19,512

Available for sale securities at fair value (amortized cost of $75,736 and $69,838, respectively)	76,617	70,299
Held to maturity securities at amortized cost (estimated fair value of $22,321 and $22,301, respectively)	22,369	22,519
Loans held for sale	64,313	103,396
Loans, net of allowance for loan losses of $5,379 and $4,630, respectively	641,060	618,160
Other equity securities	1,839	5,566
Bank premises and equipment, net of accumulated depreciation of $4,310 and $3,964, respectively	29,136	28,538
Other real estate owned, net	2,568	2,735
Accrued interest receivable	2,316	2,435
Deferred tax asset	2,260	2,906
Goodwill and other intangibles	3,206	3,216
Other assets	1,730	1,882
Total assets	$868,080	$881,164

LIABILITIES
Deposits:
Noninterest-bearing	$84,402	$70,217
Interest-bearing	614,490	557,901
Total deposits	698,892	628,118
Advances from Federal Home Loan Bank	34,865	125,785
Repurchase agreements	12,878	12,293
Note payable	3,609	3,609
Accrued taxes and other liabilities	12,449	7,975
Total liabilities	762,693	777,780

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value per share; 5,000,000 shares authorized	-	-
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 7,268,488 and 7,262,085 shares issued and outstanding, respectively	7,271	7,264
Treasury stock	(25)	(23)
Surplus	84,283	84,213
Retained earnings	13,705	11,809
Accumulated other comprehensive income	153	121
Total stockholders' equity	105,387	103,384
Total liabilities and stockholders' equity	$868,080	$881,164

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended
	March 31,
	2015	2014

INTEREST INCOME
Interest and fees on loans	$8,298	$6,675
Interest on investment securities	485	272
Other interest income	17	10
Total interest income	8,800	6,957

INTEREST EXPENSE
Interest on deposits	1,192	1,003
Interest on borrowings	109	87
Total interest expense	1,301	1,090
Net interest income	7,499	5,867

Provision for loan losses	700	245
Net interest income after provision for loan losses	6,799	5,622

NONINTEREST INCOME
Service charges on deposit accounts	94	63
Gain on sale of investment securities, net	-	116
Loss on sale of real estate owned, net	(1)	(3)
Gain on sale of loans, net	1,731	624
Fee income on loans held for sale, net	300	76
Other operating income	416	190
Total noninterest income	2,540	1,066
Income before noninterest expense	9,339	6,688

NONINTEREST EXPENSE
Depreciation and amortization	357	303
Salaries and employee benefits	3,908	3,471
Occupancy	213	224
Data processing	340	278
Marketing	58	76
Professional fees	262	59
Other operating expenses	1,286	974
Total noninterest expense	6,424	5,385
Income before income tax expense	2,915	1,303
Income tax expense	965	424
Net income	$1,950	$879

EARNINGS PER SHARE
Basic earnings per share	$0.27	$0.23
Diluted earnings per share	$0.27	$0.21
Cash dividends declared per common share	$0.01	$0.01

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended
	March 31,
	2015	2014

Net income	$1,950	$879
Other comprehensive income:
Unrealized gains on investment securities:
Reclassification of realized gains, net of tax expense (benefit) of $0 and $(39), respectively	-	(77)
Unrealized gains, available for sale, net of tax expense of $143 and $104, respectively	278	202
Unrealized (loss) gains, transfer from available for sale to held to maturity, net of tax expense of $0 and $10, respectively	(1)	19
Fair value of derivative financial instruments:
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax (benefit) expense of $(126) and $0, respectively	(245)	-
Total other comprehensive income	32	144
Total comprehensive income	$1,982	$1,023

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

					Accumulated
					Other	Total
	Common	Treasury		Retained	Comprehensive	Stockholders'
	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance, December 31, 2013	$3,943	$-	$45,281	$6,609	$(350)	$55,483
Common stock issued in offering, net of direct cost of $4,266	3,285	-	38,443	-	-	41,728
Warrants exercised	22	-	275	-	-	297
Surrendered shares	-	(17)	-	-	-	(17)
Shares repurchased		(6)				(6)
Dividends declared, $0.04 per share	-	-	-	(197)	-	(197)
Stock-based compensation	14	-	214	-	-	228
Net income	-	-	-	5,397	-	5,397
Other comprehensive income, net	-	-	-	-	471	471
Balance, December 31, 2014	$7,264	$(23)	$84,213	$11,809	$121	$103,384
Surrendered shares		(2)				(2)
Dividends declared, $0.01 per share	-	-	-	(54)	-	(54)
Stock-based compensation	7	-	70	-	-	77
Net income	-	-	-	1,950	-	1,950
Other comprehensive income, net	-	-	-	-	32	32
Balance, March 31, 2015 (Unaudited)	$7,271	$(25)	$84,283	$13,705	$153	$105,387

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

(Unaudited)

	For the three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,950	$879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	357	303
Amortization (accretion) of premium (discount) on securities, net	251	235
Amortization of purchase accounting adjustments	(70)	(101)
Provision for loan losses	700	245
Provision for other real estate owned	12	10
Gain on sale of securities	-	(116)
Loss on sale of other real estate owned	1	3
FHLB stock dividend	(3)	(2)
Stock-based compensation	77	41
Other	11	-
Loans held for sale:
Originations	(102,886)	(36,401)
Proceeds from sales	143,699	16,722
Gain on sale of loans	(1,731)	(624)
Net change in:
Accrued interest receivable	119	67
Deferred tax asset	646	(22)
Other assets	152	421
Accrued taxes and other liabilities	4,082	436
Net cash provided by (used in) operating activities	47,367	(17,904)

Cash flows from investing activities:
Purchases of investment securities available for sale	(8,616)	(19,437)
Proceeds from paydowns, redemptions and maturities of securities available for sale	2,462	12,499
Proceeds from paydowns, redemptions and maturities of securities held to maturity	143	14
Proceeds from sale of loans	-	23,482
Proceeds from redemptions of other equity securities	5,356	348
Purchases of other equity securities	(1,625)	(430)
Net increase in loans	(23,819)	(47,684)
Proceeds from sales of other real estate owned	417	88
Purchases of premises, equipment and software	(945)	(1,889)
Net cash used in investing activities	(26,627)	(33,009)

Cash flows from financing activities:
Net increase in customer deposits	70,800	31,635
Net increase in repurchase agreements	585	2,577
Net (decrease) increase in short-term FHLB advances	(90,639)	3,830
Proceeds from long-term FHLB advances	500	-
Repayment of long-term FHLB advances	(781)	(430)
Cash dividends paid on common stock	(51)	(48)
Net cash (used in) provided by financing activities	(19,586)	37,564

Net increase (decrease) in cash and cash equivalents	1,154	(13,349)
Cash and cash equivalents, beginning of period	19,512	28,203
Cash and cash equivalents, end of period	$20,666	$14,854

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2015.

Nature of Operations

Investar Holding Corporation, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank (the “Bank”), a Louisiana-chartered bank. The Company’s primary market is South Louisiana. The Company currently operates 11 full service banking offices located throughout its market and had 177 employees at March 31, 2015.

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

Reclassifications

Certain reclassifications have been made to the 2014 financial statements to be consistent with the 2015 presentation.

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

Recent Accounting Pronouncements

FASB ASC Topic 835-30 “Interest-Imputation of Interest” Update No. 2015-03. The Financial Accounting Standards Board (the “FASB”) issued Update No. 2015-03 in April 2015 as part of its initiative to reduce complexity in the accounting standards. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FASB ASC Topic 810 “Consolidation” Update No. 2015-02.  The FASB issued Update No. 2015-02 in February 2015 to respond to stakeholders’ concerns about the current accounting for consolidation of certain legal entities. The amendments in the update change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities and are effective for public entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

FASB ASC Topic 225-20 “Income Statement – Extraordinary and Unusual Items” Update No. 2015-01. The FASB issued Update No. 2015-01 in January 2015 as part of its initiative to reduce complexity in accounting standards. This update eliminates from GAAP the concept of extraordinary items. The amendments in the update are effective for the annual period ending after December 15, 2015.  Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

NOTE 2. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the three months ended March 31, 2015 and 2014 (dollars in thousands, except share data):

	Three months ended March 31,
	2015	2014

Net income available to common shareholders	$1,950	$879
Weighted average number of common shares outstanding used in computation of basic earnings per common share	7,219,235	3,901,064
Effect of dilutive securities:
Restricted stock	12,738	44,049
Stock options	9,961	22,810
Stock warrants	8,921	193,498
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	7,250,855	4,161,421
Basic earnings per share	$0.27	$0.23
Diluted earnings per share	$0.27	$0.21

NOTE 3. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as available for sale are summarized as follows as of the dates presented (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2015	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$6,868	$50	$(22)	$6,896
Mortgage-backed securities	48,461	699	(27)	49,133
Obligations of state and political subdivisions	11,759	220	(40)	11,939
Corporate bonds	7,841	47	(54)	7,834
Equity securities	807	24	(16)	815
Total	$75,736	$1,040	$(159)	$76,617

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$4,351	$31	$(22)	$4,360
Mortgage-backed securities	47,903	365	(22)	48,246
Obligations of state and political subdivisions	11,616	181	(57)	11,740
Corporate bonds	5,416	23	(20)	5,419
Equity securities	552	-	(18)	534
Total	$69,838	$600	$(139)	$70,299

The amortized cost and approximate fair value of investment securities classified as held to maturity are summarized as follows as of the dates presented (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2015	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$3,981	$-	$(30)	$3,951
Mortgage-backed securities	3,416	14	(32)	3,398
Obligations of state and political subdivisions	14,972	-	-	14,972
Total	$22,369	$14	$(62)	$22,321

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$3,979	$-	$(165)	$3,814
Mortgage-backed securities	3,469	5	(58)	3,416
Obligations of state and political subdivisions	15,071	-	-	15,071
Total	$22,519	$5	$(223)	$22,301

The Company had no securities classified as trading as of March 31, 2015 or December 31, 2014.

The aggregate fair values and aggregate unrealized losses on securities whose fair values are below book values are summarized in the tables below. Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.

The following table presents, by type and number of securities, the age of gross unrealized losses and approximate fair value by investment category for securities available for sale as of the dates presented (dollars in thousands):

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
March 31, 2015	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	6	$2,067	$(15)	$474	$(7)	$2,541	$(22)
Mortgage-backed securities	13	4,344	(20)	597	(7)	4,941	(27)
Obligations of state and political subdivisions	13	2,459	(13)	1,111	(27)	3,570	(40)
Corporate bonds	7	2,738	(37)	1,232	(17)	3,970	(54)
Equity securities	2	47	(2)	493	(14)	540	(16)
Total	41	$11,655	$(87)	$3,907	$(72)	$15,562	$(159)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
December 31, 2014	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	5	$1,770	$(10)	$469	$(12)	$2,239	$(22)
Mortgage-backed securities	10	1,339	(1)	2,150	(21)	3,489	(22)
Obligations of state and political subdivisions	15	813	(6)	3,021	(51)	3,834	(57)
Corporate bonds	6	1,782	(18)	547	(2)	2,329	(20)
Equity securities	1	488	(18)	-	-	488	(18)
Total	37	$6,192	$(53)	$6,187	$(86)	$12,379	$(139)

The following table presents, by type and number of securities, the age of gross unrealized losses and approximate fair value by investment category for securities held to maturity as of the dates presented (dollars in thousands):

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
March 31, 2015	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	2	$1,972	$(19)	$1,979	$(11)	$3,951	$(30)
Mortgage-backed securities	3	-	-	2,325	(32)	2,325	(32)
Total	5	$1,972	$(19)	$4,304	$(43)	$6,276	$(62)

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
December 31, 2014	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	2	$-	$-	$3,814	$(165)	$3,814	$(165)
Mortgage-backed securities	3	-	-	2,343	(58)	2,343	(58)
Total	5	$-	$-	$6,157	$(223)	$6,157	$(223)

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues, and the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015 or December 31, 2014.

The weighted average tax equivalent yield, amortized cost and approximate fair value of investment securities, by contractual maturity (including mortgage-backed securities), are shown below as of the dates presented. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	Securities Available for Sale			Securities Held to Maturity
	Weighted			Weighted
	Average T.E.	Amortized	Fair	Average T.E.	Amortized	Fair
March 31, 2015	Yield	Cost	Value	Yield	Cost	Value
Due within one year	-%	$-	$-	7.07%	$620	$620
Due after one year through five years	2.07	3,808	3,850	7.07	2,815	2,815
Due after five years through ten years	2.37	22,709	22,899	7.07	4,365	4,365
Due after ten years	2.35	48,412	49,053	3.30	14,569	14,521
Total debt securities		74,929	75,802		22,369	22,321
Equity securities	1.98	807	815	-	-	-
Total		$75,736	$76,617		$22,369	$22,321

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Securities Available for Sale			Securities Held to Maturity
	Weighted			Weighted
	Average T.E.	Amortized	Fair	Average T.E.	Amortized	Fair
December 31, 2014	Yield	Cost	Value	Yield	Cost	Value
Due within one year	1.21%	$100	$100	7.07%	$620	$620
Due after one year through five years	1.66	1,871	1,868	7.07	2,815	2,815
Due after five years through ten years	2.48	17,324	17,433	7.07	4,365	4,365
Due after ten years	2.33	49,991	50,364	3.31	14,719	14,501
Total debt securities		69,286	69,765		22,519	22,301
Equity securities	2.07	552	534	-	-	-
Total		$69,838	$70,299		$22,519	$22,301

The Company invested $0.5 million in an equity mutual fund known as the Community Reinvestment Act Qualified Investment Fund (ticker CRAIX) on May 11, 2012. The mutual fund is composed of taxable municipal bonds, money market funds, small business administration pools, corporate bonds, single family agency mortgage-backed securities, and multifamily agency mortgage-backed securities. This investment was made in accordance with the Company’s Community Reinvestment Act (“CRA”) action plan in order to receive CRA credit. The approximate fair value of the investment in the fund was $0.5 million at March 31, 2015 with a loss of approximately $14,000, and the fair market value was approximately $0.5 million at December 31, 2014 with a loss of approximately $18,000.

Other equity securities at March 31, 2015 and December 31, 2014 include Federal Home Loan Bank and First National Bankers Bankshares, Inc. stock. This stock is considered restricted stock as only banks that are members of the organization may acquire or redeem shares of such stock. The stock is redeemable at its face value; therefore, there are no gross unrealized gains or losses associated with this investment.

NOTE 4. LOANS

The Company’s loan portfolio, excluding loans held for sale, consists of the following categories of loans as of the dates presented (dollars in thousands):

	March 31, 2015	December 31, 2014
Construction and development	$73,971	$71,350
1-4 Family	139,787	137,519
Multifamily	19,219	17,458
Farmland	3,270	2,919
Commercial real estate	237,608	225,058
Total mortgage loans on real estate	473,855	454,304
Commercial and industrial	58,803	54,187
Consumer	113,781	114,299
Total loans	$646,439	$622,790

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides an analysis of the aging of loans as of the dates presented (dollars in thousands):

	March 31, 2015
	Past Due and Accruing
					Total Past
			90 or more		Due &
	30-59 days	60-89 days	days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$396	$-	$-	$1,387	$1,783	$72,188	$73,971
1-4 Family	118	-	-	414	532	139,255	139,787
Multifamily	-	-	-	-	-	19,219	19,219
Farmland	-	-	-	-	-	3,270	3,270
Commercial real estate	-	-	-	746	746	236,862	237,608
Total mortgage loans on real estate	514	-	-	2,547	3,061	470,794	473,855
Commercial and industrial	44	-	-	119	163	58,640	58,803
Consumer	281	46	-	349	676	113,105	113,781
Total loans	$839	$46	$-	$3,015	$3,900	$642,539	$646,439

	December 31, 2014
	Past Due and Accruing
					Total Past
			90 or more		Due &
	30-59 days	60-89 days	days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$106	$14	$-	$1,363	$1,483	$69,867	$71,350
1-4 Family	179	-	-	837	1,016	136,503	137,519
Multifamily	-	-	-	-	-	17,458	17,458
Farmland	-	-	-	-	-	2,919	2,919
Commercial real estate	-	-	-	749	749	224,309	225,058
Total mortgage loans on real estate	285	14	-	2,949	3,248	451,056	454,304
Commercial and industrial	2	-	-	178	180	54,007	54,187
Consumer	239	47	-	213	499	113,800	114,299
Total loans	$526	$61	$-	$3,340	$3,927	$618,863	$622,790

On October 1, 2011, the Bank acquired South Louisiana Business Bank (“SLBB”), a full service commercial bank headquartered in Prairieville, Louisiana. On May 1, 2013, the Bank acquired First Community Bank (“FCB”), a full service commercial bank headquartered in Hammond, Louisiana.

Total loans at March 31, 2015 include approximately $42.8 million of loans acquired in the FCB and SLBB acquisitions that were recorded at fair value as of their respective acquisition dates. Included in the acquired loan balances at March 31, 2015 were approximately $0.6 million in loans 30-59 days past due and $1.0 million in nonaccrual loans. There were no acquired loans 60-89 or 90 or more days past due at March 31, 2015.

Total loans at December 31, 2014 include approximately $45.0 million of loans acquired in the FCB and SLBB acquisitions that were recorded at fair value as of their respective acquisition dates. Included in the acquired loan balances at December 31, 2014 were approximately $0.3 million in loans 30-59 days past due, $14,000 in loans 60-89 days past due, and $1.1 million in nonaccrual loans. There were no acquired loans 90 or more days past due at December 31, 2014.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents a breakdown of the Company’s loan portfolio by credit quality indicators as of the dates presented (dollars in thousands):

	March 31, 2015
		Special
	Pass	Mention	Substandard	Total
Construction and development	$72,460	$16	$1,495	$73,971
1-4 Family	137,945	723	1,119	139,787
Multifamily	18,153	-	1,066	19,219
Farmland	3,270	-	-	3,270
Commercial real estate	236,746	-	862	237,608
Total mortgage loans on real estate	468,574	739	4,542	473,855
Commercial and industrial	58,684	-	119	58,803
Consumer	113,051	337	393	113,781
Total loans	$640,309	$1,076	$5,054	$646,439

	December 31, 2014
		Special
	Pass	Mention	Substandard	Total
Construction and development	$69,361	$340	$1,649	$71,350
1-4 Family	135,898	-	1,621	137,519
Multifamily	16,403	-	1,055	17,458
Farmland	2,919	-	-	2,919
Commercial real estate	224,192	-	866	225,058
Total mortgage loans on real estate	448,773	340	5,191	454,304
Commercial and industrial	54,007	-	180	54,187
Consumer	113,832	208	259	114,299
Total loans	$616,612	$548	$5,630	$622,790

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company had no loans that were classified as doubtful or loss as of March 31, 2015 or December 31, 2014.

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $285.9 million and $189.6 million as of March 31, 2015 and December 31, 2014, respectively.

In the ordinary course of business, the Company makes loans to its executive officers, principal stockholders, directors and to companies in which these individuals are principal owners. Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to approximately $24.9 million and $22.8 million as of March 31, 2015 and December 31, 2014, respectively. These loans are all current and performing according to the original terms. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company or the Bank and did not involve more than normal risk of collectability or present other unfavorable features.

The aggregate amount of loans to such related parties is as follows as of the dates presented (dollars in thousands):

	March 31, 2015	December 31, 2014
Balance, beginning of period	$22,750	$11,781
New loans	3,494	15,277
Repayments	(1,383)	(4,308)
Balance, end of period	$24,861	$22,750

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents changes in the carrying value, net of allowance for loan losses, of the acquired impaired loans for the periods presented (dollars in thousands):

Acquired
Impaired
Carrying value, net at December 31, 2013	$4,032
Accretion to interest income	161
Net transfers from (to) nonaccretable difference to (from) accretable yield	316
Payments received, net	(1,044)
Charge-offs	(59)
Transfers to real estate owned	(628)
Carrying value, net at December 31, 2014	$2,778
Accretion to interest income	34
Net transfers from (to) nonaccretable difference to (from) accretable yield	50
Payments received, net	(61)
Charge-offs	(61)
Transfers to real estate owned	(45)
Carrying value, net at March 31, 2015	$2,695

Accretable yield on acquired impaired loans at March 31, 2015 and December 31, 2014 is as follows (dollars in thousands):

Acquired
Impaired
Balance, period ended December 31, 2013	$270
Net transfers from (to) nonaccretable difference to (from) accretable yield	316
Accretion	(161)
Balance, period ended December 31, 2014	$425
Net transfers from (to) nonaccretable difference to (from) accretable yield	50
Accretion	(34)
Balance, period ended March 31, 2015	$441

NOTE 5. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses is as follows as of the dates presented (dollars in thousands):

	March 31, 2015	December 31, 2014
Balance, beginning of period	$4,630	$3,380
Provision for loan losses	700	1,628
Loans charged off	(142)	(459)
Recoveries	191	81
Balance, end of period	$5,379	$4,630

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables outline the changes in the allowance for loan losses by collateral type, the allowances for loans individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment as of and for the three months ended March 31, 2015 and the year ended December 31, 2014 (dollars in thousands):

	March 31, 2015
	Construction &				Commercial	Commercial &
	Development	Farmland	1‑4 Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$526	$18	$909	$137	$1,571	$390	$1,079	4,630
Charge-offs	(5)	-	-	-	-	(56)	(81)	(142)
Recoveries	1	-	3	-	-	180	7	191
Provision	116	5	112	27	387	(105)	158	700
Ending balance	$638	$23	$1,024	$164	$1,958	$409	$1,163	$5,379
Ending allowance balance for loans individually evaluated for impairment	-	-	-	-	-	-	104	104
Ending allowance balance for loans collectively evaluated for impairment	$638	$23	$1,024	$164	$1,958	$409	$1,059	$5,275
Ending allowance balance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Balance of loans individually evaluated for impairment	$1,511	$-	$1,842	$1,066	$862	$119	$730	$6,130
Balance of loans collectively evaluated for impairment	72,460	3,270	137,945	18,153	236,746	58,684	113,051	640,309
Total period-end balance	$73,971	$3,270	$139,787	$19,219	$237,608	$58,803	$113,781	$646,439

Balance of loans acquired with deteriorated credit quality	$753	$-	$833	$1,065	$-	$-	$44	$2,695

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2014
	Construction &				Commercial	Commercial &
	Development	Farmland	1‑4 Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$420	$4	$567	$101	$992	$397	$899	3,380
Charge-offs	-	-	(123)	-	(3)	(16)	(317)	(459)
Recoveries	1	-	4	-	1	17	58	81
Provision	105	14	461	36	581	(8)	439	1,628
Ending balance	$526	$18	$909	$137	$1,571	$390	$1,079	$4,630
Ending allowance balance for loans individually evaluated for impairment	-	-	-	-	-	-	70	70
Ending allowance balance for loans collectively evaluated for impairment	$526	$18	$909	$137	$1,571	$390	$1,009	$4,560
Ending allowance balance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Balance of loans individually evaluated for impairment	$1,989	$-	$1,621	$1,055	$866	$180	$467	$6,178
Balance of loans collectively evaluated for impairment	69,361	2,919	135,898	16,403	224,192	54,007	113,832	616,612
Total period-end balance	$71,350	$2,919	$137,519	$17,458	$225,058	$54,187	$114,299	$622,790

Balance of loans acquired with deteriorated credit quality	$820	$-	$858	$1,054	$-	$-	$46	$2,778

Impaired Loans

The Company considers a loan to be impaired when, based on current information and events, the Company determines that it will not be able to collect all amounts due according to the loan agreement, including scheduled interest payments. Generally, those loans rated substandard or special mention are evaluated for impairment each quarter. Determination of impairment is treated the same across all classes of loans. When the Company identifies a loan as impaired, it measures the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loans is the operation or liquidation of the collateral. In these cases when foreclosure is probable, the Company uses the current fair value of the collateral, less selling costs, instead of discounted cash flows. If the Company determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), the Company recognizes impairment through an allowance estimate or a charge-off to the allowance for loan losses.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, as of the dates indicated. The Company determined the specific allowance based on the present values of expected future cash flows, discounted at the loan’s effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less estimated selling cost, was used to determine the specific allowance recorded (dollars in thousands).

	March 31, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Construction and development	$1,594	$1,593	$-
1-4 Family	1,307	1,302	-
Multifamily	-	-	-
Commercial real estate	746	746	-
Total mortgage loans on real estate	3,647	3,641	-
Commercial and industrial	120	120	-
Consumer	82	82	-
Total	3,849	3,843	-

With related allowance recorded:
Consumer	311	311	104
Total	311	311	104

Total loans:
Construction and development	1,594	1,593	-
1-4 Family	1,307	1,302	-
Multifamily	-	-	-
Commercial real estate	746	746	-
Total mortgage loans on real estate	3,647	3,641	-
Commercial and industrial	120	120	-
Consumer	393	393	104
Total	$4,160	$4,154	$104

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2014
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Construction and development	$1,543	$1,543	$-
1-4 Family	837	837	-
Multifamily	-	-	-
Commercial real estate	749	749	-
Total mortgage loans on real estate	3,129	3,129	-
Commercial and industrial	179	179	-
Consumer	79	79	-
Total	3,387	3,387	-

With related allowance recorded:
Consumer	180	180	70
Total	180	180	70

Total loans:
Construction and development	1,543	1,543	-
1-4 Family	837	837	-
Multifamily	-	-	-
Commercial real estate	749	749	-
Total mortgage loans on real estate	3,129	3,129	-
Commercial and industrial	179	179	-
Consumer	260	259	70
Total	$3,568	$3,567	$70

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Presented in the tables below is the average recorded investment of the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. The average balances are calculated based on the month-end balances of the loans during the period reported (dollars in thousands).

	For the three months ended March 31, 2015
	Average	Interest
	Recorded	Income
	Investment	Recognized
With no related allowance recorded:
Construction and development	$1,902	$4
1-4 Family	1,292	14
Multifamily	-	-
Commercial real estate	765	-
Total mortgage loans on real estate	3,959	18
Commercial and industrial	194	1
Consumer	135	1
Total	4,288	20

With related allowance recorded:
Consumer	243	-
Total	243	-

Total loans:
Construction and development	1,902	4
1-4 Family	1,292	14
Multifamily	-	-
Commercial real estate	765	-
Total mortgage loans on real estate	3,959	18
Commercial and industrial	194	1
Consumer	378	1
Total	$4,531	$20

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three months ended March 31, 2014
	Average	Interest
	Recorded	Income
	Investment	Recognized
With no related allowance recorded:
Construction and development	$1,471	$8
1-4 Family	1,463	18
Multifamily	994	18
Commercial real estate	251	4
Total mortgage loans on real estate	4,179	48
Commercial and industrial	172	-
Consumer	37	-
Total	4,388	48

With related allowance recorded:
Consumer	180	-
Total	180	-

Total loans:
Construction and development	1,471	8
1-4 Family	1,463	18
Multifamily	994	18
Commercial real estate	251	4
Total mortgage loans on real estate	4,179	48
Commercial and industrial	172	-
Consumer	217	-
Total	$4,568	$48

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

Loans classified as TDRs, consisting of ten credits, totaled approximately $1.5 million at March 31, 2015 compared to seven credits totaling approximately $0.6 million at December 31, 2014. Nine of the ten TDRs were acquired from FCB. Nine of the ten credits were considered TDRs due to modification of terms through adjustments to maturity and one was considered a TDR due to modification of terms through principal payment forbearance, paying interest only for a specified period of time. Nine of the ten credits are currently performing in accordance with their modified terms. The remaining TDR was in default of its modified terms as of the date these financial statements were issued and is included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is evaluated by applying qualitative factors.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the TDR pre- and post-modification outstanding recorded investments by loan categories as of the dates presented (dollars in thousands):

	March 31, 2015			March 31, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled debt restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Construction and development	5	$207	$207	2	$457	$457
1-4 Family	3	1,257	1,257	1	358	358
Commercial and industrial	1	1	1	1	3	3
Consumer	1	44	44	-	-	-
Total		$1,509	$1,509		$818	$818

The following is a summary of accruing and nonaccrual TDRs and the related loan losses by portfolio type as of the dates presented (dollars in thousands):

	TDRs

				Related
	Accruing	Nonaccrual	Total	Allowance
March 31, 2015
Construction and development	$207	$-	$207	$-
1-4 Family	893	364	1,257	-
Commercial and industrial	1	-	1	-
Consumer	44	-	44	-
Total	$1,145	$364	$1,509	$-

March 31, 2014
Construction and development	$457	$-	$457	$-
1-4 Family	358	-	358	-
Commercial and industrial	3	-	3	-
Total	$818	$-	$818	$-

The following table includes the average recorded investment and interest income recognized for TDRs for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	TDRs
	Average Recorded Investment	Interest Income Recognized
March 31, 2015
Construction and development	$209	$4
1-4 Family	1,257	11
Commercial and industrial	1	-
Consumer	44	1
Total	$1,511	$16

March 31, 2014
Construction and development	$459	$7
1-4 Family	359	8
Commercial and industrial	3	-
Total	$821	$15

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS

The Company currently holds forward starting interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is five years. The total notional amount of the derivative contracts is $20.0 million.

For the three months ended March 31, 2015, a loss of $0.2 million has been recognized in other comprehensive income in the accompanying consolidated statements of comprehensive income for the change in fair value of the interest rate swap. The swap contract had a negative fair value of $0.7 million as of March 31, 2015 and has been recorded in other liabilities in the accompanying consolidated balance sheets. The loss of $0.4 million included in accumulated other comprehensive income would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contracts.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Due from Banks – For these short-term instruments, fair value is the carrying value. Cash and due from banks is classified in level 1 of the fair value hierarchy.

Federal Funds Sold – The fair value is the carrying value. The Company classifies these assets in level 1 of the fair value hierarchy.

Investment Securities and Other Equity Securities – Where quoted prices are available in an active market, the Company classifies the securities within level 1 of the valuation hierarchy. Securities are defined as both long and short positions. Level 1 securities include highly liquid government bonds and exchange-traded equities.

If quoted market prices are not available, the Company estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include Government Sponsored Enterprise obligations, corporate bonds and other securities. Mortgage-backed securities are included in level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Company classifies those securities in level 3. Equity securities are valued based on market quoted prices and are classified in level 1 as they are actively traded.

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

Other Real Estate Owned – The fair values are estimated based on recent appraisal values of the property less estimated costs to sell the property, as real estate owned is valued at the lower of cost or fair value of the property, less estimated costs to sell. Certain inputs used in appraisals are not always observable, and therefore real estate owned may be classified in level 3 within the fair value hierarchy. When inputs are observable, these assets are classified in level 2 of the fair value hierarchy.

Accrued Interest – The carrying amounts of accrued interest approximate fair value and are classified in level 1 of the fair value hierarchy.

Deposit Liabilities – The fair values disclosed for noninterest-bearing demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). These noninterest-bearing deposits are classified in level 2 of the fair value hierarchy. The carrying amounts of variable-rate (for example interest-bearing checking, savings, and money market accounts), fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits. All interest-bearing deposits are classified in level 3 of the fair value hierarchy.

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of the dates indicated (dollars in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Estimated	Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Assets:
Mortgage-backed securities	$49,133	$-	$49,133	$-
Obligations of other U.S. government agencies	6,896	-	6,896	-
Obligations of state and political subdivisions	11,939	-	11,939	-
Corporate bonds	7,834	-	7,834
Equity securities	815	815	-	-
Total assets	$76,617	$815	$75,802	$-
Liabilities:
Derivative financial instruments	$674	$-	$674	$-

December 31, 2014
Assets:
Mortgage-backed securities	$48,246	$-	$48,246	$-
Obligations of other U.S. government agencies	4,360	-	4,360	-
Obligations of state and political subdivisions	11,740	-	11,740	-
Corporate bonds	5,419	-	5,419
Equity securities	534	534	-	-
Total assets	$70,299	$534	$69,765	$-
Liabilities:
Derivative financial instruments	$303	$-	$303	$-

Fair Value of Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below; there were no liabilities measured on a nonrecurring basis at March 31, 2015 or December 31, 2014 (dollars in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Estimated	Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Loans held for sale	$64,313	$-	$-	$64,313
Impaired loans	4,050	-	-	4,050
Other real estate owned	2,568	-	-	2,568
Total	$70,931	$-	$-	$70,931

December 31, 2014
Loans held for sale	$103,396	$-	$-	$103,396
Impaired loans	3,497	-	-	3,497
Other real estate owned	2,735	-	-	2,735
Total	$109,628	$-	$-	$109,628

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014 were as follows (dollars in thousands):

	March 31, 2015
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$20,496	$20,496	$20,496	$-	$-
Federal funds sold	170	170	170	-	-
Investment securities	98,986	98,938	815	98,123	-
Other equity securities	1,839	1,839	-	1,839	-
Loans, net of allowance	705,373	709,690	-	-	709,690
Accrued interest receivable	2,316	2,316	2,316	-	-

Financial liabilities:
Deposits, noninterest-bearing	$84,402	$84,402	$-	$84,402	$-
Deposits, interest-bearing	614,490	618,989	-	-	618,989
FHLB short-term advances and repurchase agreements	27,428	27,428	-	27,428	-
FHLB long-term advances	20,315	20,416	-	-	20,416
Other long-term borrowed funds	3,609	3,608	-	-	3,608
Accrued interest payable	310	310	310	-	-
Derivative financial instruments	674	674	-	674	-

	December 31, 2014
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$19,012	$19,012	$19,012	$-	$-
Federal funds sold	500	500	500	-	-
Investment securities	92,818	92,600	534	92,066	-
Other equity securities	5,566	5,566	-	5,566	-
Loans, net of allowance	721,556	722,675	-	-	722,675
Accrued interest receivable	2,435	2,435	2,435	-	-

Financial liabilities:
Deposits, noninterest-bearing	$70,217	$70,217	$-	$70,217	$-
Deposits, interest-bearing	557,901	560,667	-	-	560,667
FHLB short-term advances and repurchase agreements	116,632	116,632	-	116,632	-
FHLB long-term advances	21,446	21,493	-	-	21,493
Other long-term borrowed funds	3,609	3,608	-	-	3,608
Accrued interest payable	284	284	284	-	-
Derivative financial instruments	303	303	-	303	-

NOTE 8. INCOME TAXES

The expense for income taxes and the effective tax rate included in the consolidated statements of operations is as follows for the periods presented (dollars in thousands):

	Three months ended March 31,
	2015	2014
Income tax expense	$965	$424
Effective tax rate	33.1%	32.5%

The effective tax rates differ from the statutory tax rate of 35% largely due to tax exempt interest income earned on certain investment securities.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, which are not included in the accompanying financial statements.

Commitments to extend credit are agreements to lend money with fixed expiration dates or termination clauses. The Company applies the same credit standards used in the lending process when extending these commitments, and periodically reassesses the customer’s creditworthiness through ongoing credit reviews. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral is obtained based on the Company’s assessment of the transaction. Essentially all letters of credit issued have expiration dates within one year. At March 31, 2015 and December 31, 2014, the Company’s commitments to extend credit totaled approximately $121.8 million and $91.5 million, respectively.

The Company is required to maintain average reserves at the Federal Reserve Bank. There were approximately $10.5 million and $12.9 million in required reserves at March 31, 2015 and December 31, 2014, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on the financial condition and results of operations of Investar Holding Corporation (the “Company,” “we,” “our,” or “us”) and its wholly-owned subsidiary, Investar Bank (the “Bank”). The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included herein, and the audited consolidated financial statements and notes and the related Management’s Discussion and Analysis of Financial Conditions and Results of Operations in the Annual Report on Form 10-K that the Company filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015.

Overview

Our principal business is lending to and accepting deposits from individuals and small to medium-sized businesses. We generate our income principally from interest on loans and, to a lesser extent, our securities investments, as well as from fees charged in connection with our various loan and deposit services and gains on the sale of loans and securities. Our principal expenses are interest expense on interest-bearing customer deposits and borrowings, salaries, employee benefits, occupancy costs, data processing and other operating expenses. We measure our performance through our net interest margin, return on average assets, and return on average equity, among other metrics, while maintaining appropriate regulatory leverage and risk-based capital ratios.

Discussion and Analysis of Financial Condition

Loans

General. Loans, excluding loans held for sale, constitute our most significant asset, comprising 74.5% and 70.7% of our total assets at March 31, 2015 and December 31, 2014, respectively. Loans, excluding loans held for sale, increased $23.6 million, or 3.8%, to $646.4 million at March 31, 2015 from $622.8 million at December 31, 2014 as a result of organic loan growth in our markets. The table below sets forth the balance of loans, excluding loans held for sale, outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Construction and development	$73,971	11.5%	$71,350	11.4%
1-4 Family	139,787	21.6	137,519	22.1
Multifamily	19,219	3.0	17,458	2.8
Farmland	3,270	0.5	2,919	0.5
Commercial real estate
Owner occupied	124,208	19.2	119,668	19.2
Nonowner occupied	113,400	17.5	105,390	16.9
Total mortgage loans on real estate	473,855	73.3	454,304	72.9
Commercial and industrial	58,803	9.1	54,187	8.7
Consumer	113,781	17.6	114,299	18.4
Total loans	$646,439	100.0%	$622,790	100.0%

The following table sets forth loans outstanding at March 31, 2015, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less.

(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$44,834	$20,801	$3,363	$4,973	$-	$73,971
1-4 Family	9,202	21,343	43,091	27,429	38,722	139,787
Multifamily	3,495	7,290	7,359	1,075	-	19,219
Farmland	400	39	695	2,136	-	3,270
Commercial real estate
Owner occupied	9,729	43,767	40,261	30,381	70	124,208
Nonowner occupied	5,748	43,358	44,058	8,343	11,893	113,400
Total mortgage loans on real estate	73,408	136,598	138,827	74,337	50,685	473,855
Commercial and industrial	15,572	17,665	20,561	2,466	2,539	58,803
Consumer	1,512	81,563	30,290	416	-	113,781
Total loans	$90,492	$235,826	$189,678	$77,219	$53,224	$646,439

Loans Held for Sale. Loans held for sale decreased $39.1 million, or 37.8%, to $64.3 million at March 31, 2015 from $103.4 million at December 31, 2014. The decrease is primarily due to $99.7 million of consumer loans being classified as held for sale at December 31, 2014. Two consumer loan sales were postponed by the buyer from the fourth quarter of 2014 to the first quarter of 2015, therefore increasing the balance of consumer loans held for sale at December 31, 2014. In the first three months of 2015, we originated $17.0 million and $85.9 million in mortgage loans and consumer loans for sale, respectively, as compared to $16.9 million and $19.5 million in mortgage loans and consumer loans for sale, respectively, originated in the first three months of 2014.

One-to-four family mortgage loans not held in our portfolio are typically sold on a “best efforts” basis within 30 days after the loan is funded. This means that residential real estate originations are locked in at a contractual rate with a third party investor or directly with government sponsored agencies, and we are obligated to sell the mortgage only if it is closed and funded. As a result, the risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Although loan fees and some interest income are derived from mortgage loans held for sale, our largest source of income is gains from the sale of these loans in the secondary market, which is recorded in gain on sale of loans, net on the consolidated statements of operations. For the three months ended March 31, 2015, we recognized gains from the sales of mortgage loans of $0.5 million compared to $0.4 million for the three months ended March 31, 2014.

The Company now sells, and plans to continue to sell, the majority of the consumer loans that it originates. We sell pools of our consumer loans in order to manage our concentration in consumer loans as well as to generate liquidity. During the three months ended March 31, 2015, we recognized gains from the sales of consumer loans of $1.2 million compared to $0.2 million for the three months ended March 31, 2014, which is recorded in gain on sale of loans, net on the consolidated statements of operations.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At each of March 31, 2015 and December 31, 2014, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities totaled $99.0 million at March 31, 2015, an increase of $6.2 million, or 6.6%, from $92.8 million at December 31, 2014. Our increase in investment securities at March 31, 2015 compared to December 31, 2014 was primarily due to our investment of cash not used in our lending activities into investment securities.

The securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities and municipal securities, although the Company also holds corporate bonds and equity securities. The Asset Liability Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to the Company’s investment policy.

The following table shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands):

	March 31, 2015		December 31, 2014
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. government agencies and corporations	$10,877	11.0%	$8,339	9.0%
Mortgage-backed securities	52,549	53.1	51,715	55.7
Obligations of state and political subdivisions	26,911	27.2	26,811	28.9
Corporate bonds	7,834	7.9	5,419	5.8
Equity securities	815	0.8	534	0.6
Total	$98,986	100.0%	$92,818	100.0%

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

The following table sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio as of March 31, 2015 (dollars in thousands):

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of other U.S. government agencies and corporations	$-	-	$-	-	$-	-	$3,981	2.21%
Mortgage-backed securities	-	-	-	-	-	-	3,416	2.43%
Obligations of states and political subdivisions	620	7.07%	2,815	7.07%	4,365	7.07%	7,172	4.33%
Available for sale:
Obligations of other U.S. government agencies and corporations	-	-	279	2.34%	2,890	2.43%	3,700	2.53%
Mortgage-backed securities	-	-	1,238	2.08%	6,813	1.85%	40,410	2.22%
Obligations of states and political subdivisions	-	-	1,391	2.57%	6,065	3.26%	4,302	3.40%
Corporate bonds	-	-	900	1.21%	6,941	2.08%	-	-
	$620		$6,623		$27,074		$62,981

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 34%.

Premises and Equipment

Bank premises and equipment increased $0.6 million, or 2.1%, to $29.1 million at March 31, 2015 from $28.5 million at December 31, 2014, primarily due to the relocation of our Prairieville branch in the first quarter of 2015.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$84,402	12.1%	$70,217	11.2%
NOW accounts	145,181	20.7	116,644	18.6
Money market deposit accounts	85,024	12.2	77,589	12.3
Savings accounts	54,533	7.8	53,332	8.5
Time deposits	329,752	47.2	310,336	49.4
Total deposits	$698,892	100.0%	$628,118	100.0%

Total deposits at March 31, 2015 were $698.9 million, an increase of $70.8 million, or 11.3%, from December 31, 2014. The increase in total deposits was driven primarily by an increase in NOW accounts of $28.5 million, or 24.5%, an increase of $14.2 million, or 20.2%, in noninterest-bearing demand deposits, and an increase in time deposits of $19.4 million, or 6.3%, from December 31, 2014. We believe our deposit cross sell strategy continues to impact both noninterest-bearing demand deposit and NOW account growth.

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

The following table shows the maturity of certificates of deposit and other time deposits of $100,000 or more at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
Time remaining until maturity:	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Three months or less	$4,619	$234	$24,193	$-
Over three months through six months	4,706	-	4,554	234
Over six months through twelve months	7,525	336	7,617	208
Over one year through three years	8,561	-	8,421	128
Over three years	1,078	103	1,386	123
	$26,489	$673	$46,171	$693

Borrowings

Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), a line of credit with First National Bankers Bankshares, Inc. FNBB (“FNBB”), and junior subordinated debentures. Securities sold under agreements to repurchase increased $0.6 million to $12.9 million at March 31, 2015 from $12.3 million at December 31, 2014. Our advances from the FHLB were $34.9 million at March 31, 2015, a decrease of $90.9 million, or 72.3%, from FHLB advances of $125.8 million at December 31, 2014. Excess cash not used in our lending activities or to purchase investment securities was used to pay down these advances. We had no funds drawn on the line of credit with FNBB at March 31, 2015. The notes payable balance of $3.6 million at March 31, 2015 is comprised of the junior subordinated debentures that we assumed in connection with the FCB acquisition.

The average balances and cost of funds of short-term borrowings for the three months ended March 31, 2015 and the year ended December 31, 2014 are summarized as follows (dollars in thousands):

	Average Balances		Cost of Funds
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Federal funds purchased and other short-term borrowings	$40,657	$16,521	0.17%	0.16%
Securities sold under agreements to repurchase	12,747	11,828	0.20	0.23
Total short-term borrowings	$53,404	$28,349	0.18%	0.19%

Results of Operations

Performance Summary

Three months ended March 31, 2015 vs. three months ended March 31, 2014. For the three months ended March 31, 2015, net income was $2.0 million, or $0.27 per basic and diluted share, compared to net income of $0.9 million, or $0.23 per basic share and $0.21 per diluted share, for the three months ended March 31, 2014. The increase in net income is primarily attributable to a $1.6 million increase in net interest income. Return on average assets increased to 0.91% for the three months ended March 31, 2015 from 0.55% for the three months ended March 31, 2014 due to the increase in net income. Return on average equity was 7.54% for the three months ended March 31, 2015 as compared to 6.32% for the three months ended March 31, 2014.

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

Three months ended March 31, 2015 vs. three months ended March 31, 2014. Net interest income increased 27.8% to $7.5 million for the three months ended March 31, 2015 from $5.9 million for the same period in 2014. The increase was a direct result of continued growth of the Company’s loan portfolio with an increase in net interest income of $2.1 million due to an increase in volume offset by a $0.5 million decrease related to a reduction in yield when compared to the first quarter of 2014. For the three months ended March 31, 2015, average loans increased approximately $181.8 million as compared to the same period in 2014, while average investment securities increased approximately $19.7 million. Over the same comparative period, average interest-bearing liabilities increased approximately $147.2 million. All of these changes were driven by organic loan and deposit growth.

Net interest margin was 3.71% for the three months ended March 31, 2015, down 22 basis points from 3.93% for the three months ended March 31, 2014. The yield on interest-earning assets was 4.35% for the quarter ended March 31, 2015 compared to 4.65% for the first quarter of 2014. Consumer loan fees were historically recognized as a component of interest income. Now that the Company has transitioned to selling a majority of the consumer loans that it originates, the fees earned on consumer loans are now included in noninterest income, impacting the yield realized on the consumer loan portfolio. Including consumer loan fees in interest income in the quarter ended March 31, 2015 would result in a net interest margin and yield on interest-earning assets of 3.82% and 4.46%, respectively, compared to the net interest margin and yield on interest-earning assets of 3.93% and 4.65%, respectively, recognized in the first quarter of 2014.

Interest income was $8.8 million for the three months ended March 31, 2015 compared to $7.0 million for the same period in 2014 as a result of an increase in the volume of interest-earning assets, offset by a decrease in the rate earned on such assets. As the average balances table below illustrates, loan interest income made up substantially all of our interest income for the three months ended March 31, 2015 and 2014. Competitive factors and the prolonged low interest rate environment have contributed to a lower yield on earning assets. The overall yield on interest-earning assets decreased 30 basis points to 4.35% for the three months ended March 31,

2015 as compared to 4.65% for the same period in 2014. The loan portfolio yielded 4.71% for the three months ended March 31, 2015 as compared to 5.08% for the three months ended March 31, 2014.

Interest expense was $1.3 million for the three months ended March 31, 2015, an increase of $0.2 million compared to interest expense of $1.1 million for the three months ended March 31, 2014, as a result of an increase in the volume of interest-bearing liabilities, offset by a decrease in cost of such liabilities. The cost of interest-bearing liabilities decreased 5 basis points to 0.78% for the three months ended March 31, 2015 compared to the same period in 2014. In particular, the weighted average rate paid on long-term debt decreased 17 basis points during the three months ended March 31, 2015 compared to same period in 2014. The decrease in deposit rates was driven by competitive factors and the general interest rate environment, as well as our strategy to cross-sell using lower cost deposits.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended March 31, 2015 and 2014. Averages presented below are daily averages and include the average balances of nonaccruing assets in the respective line items (dollars in thousands):

	Three months ended March 31,
	2015			2014
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$714,338	$8,298	4.71%	$532,547	$6,675	5.08%
Securities:
Taxable	68,528	366	2.17	53,607	191	1.44
Tax-exempt	18,979	119	2.54	14,194	81	2.31
Interest-earning balances with banks	18,031	17	0.38	5,812	10	0.70
Total interest-earning assets	819,876	8,800	4.35	606,160	6,957	4.65
Cash and due from banks	5,689			10,865
Intangible assets	3,209			3,251
Other assets	45,256			34,397
Allowance for loan losses	(5,022)			(3,396)
Total assets	$869,008			$651,277

Liabilities and stockholders' equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$204,728	$310	0.61%	$158,712	$242	0.62%
Savings deposits	55,729	94	0.68	51,927	89	0.70
Time deposits	324,240	788	0.99	272,835	672	1.00
Total interest-bearing deposits	584,697	1,192	0.83	483,474	1,003	0.84
Short-term borrowings	53,404	24	0.18	15,098	4	0.11
Long-term debt	41,790	85	0.82	34,133	83	0.99
Total interest-bearing liabilities	679,891	1,301	0.78	532,705	1,090	0.83
Noninterest-bearing deposits	77,226			59,166
Other liabilities	6,975			2,965
Stockholders' equity	104,916			56,441
Total liabilities and stockholders’ equity	$869,008			$651,277
Net interest income/net interest margin		$7,499	3.71%		$5,867	3.93%
(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the three months ended March 31, 2015 compared to the same period in 2014 (dollars in thousands):

	Three months ended March 31, 2015 vs. three months ended March 31, 2014
	Volume	Rate	Net(1)

Interest income:
Loans	$2,279	$(656)	$1,623
Securities:
Taxable	54	121	175
Tax-exempt	27	11	38
Interest-earning balances with banks	17	(10)	7
Total interest-earning assets	2,377	(534)	1,843

Interest expense:
Interest-bearing demand deposits	70	(2)	68
Savings deposits	6	(1)	5
Time deposits	127	(11)	116
Short-term borrowings	10	10	20
Long-term debt	19	(17)	2
Total interest-bearing liabilities	232	(21)	211
Change in net interest income	$2,145	$(513)	$1,632
(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Noninterest Income

Noninterest income includes, among other things, fees generated from our deposit services and in connection with our mortgage and consumer loan activities, gains on sales of loans, and securities gains. We expect to continue to develop new products that generate noninterest income and enhance our existing products in order to diversify our revenue sources.

Three months ended March 31, 2015 vs. three months ended March 31, 2014. Total noninterest income increased $1.4 million, or 138.3%, to $2.5 million for the three months ended March 31, 2015 compared to $1.1 million for the three months ended March 31, 2014. This increase resulted primarily from an increase of $1.1 million in gain on sale of loans.

Gain on sale of loans is our largest component of noninterest income for the three months ended March 31, 2015. The increase of $1.1 million, or 177.4%, to $1.7 million compared to $0.6 million for the three months ended March 31, 2014 was generated by increased originations and sales of pools of our consumer loans, including the two loan sales that were postponed by the buyer to the first quarter of 2015. We expect to continue to sell pools of our consumer loans quarterly as part of our ongoing loan portfolio management.

Service charges on deposit accounts include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item charges and overdraft fees. Service charges on deposits increased 49.2% to $94,000 for the three months ended March 31, 2015 as compared to $63,000 for the same period in 2014. The increase is a direct result of organic deposit growth.

Fee income on loans held for sale increased to $0.3 million for the three months ended March 31, 2015 from $0.1 million for the same period in 2014 due to an increase of $66.4 million in originations of consumer loans held for sale.

Other operating income was $0.4 million for the three months ended March 31, 2015 compared to $0.2 million for the same period in 2014. Other operating income consists of interchange fees, ATM surcharge income, loan servicing fees and rental income.

Noninterest Expense

Noninterest expense includes salaries and benefits and other costs associated with the Company’s operations. We are committed to managing our costs within the framework of our operating strategy. However, since we are focused on growing both organically and through acquisition, we expect our expenses to continue to increase as we add employees and physical locations to accommodate our growing franchise.

Three months ended March 31, 2015 vs. three months ended March 31, 2014. Total noninterest expense was $6.4 million for the three months ended March 31, 2015, an increase of $1.0 million, or 19.3%, from $5.4 million for the same period in 2014. This increase was primarily a result of increased costs associated with the opening of our Highland Road branch in Baton Rouge, Louisiana during the third quarter of 2014 and our organic growth.

Income Tax Expense

Income tax expense for the three months ended March 31, 2015 was $1.0 million, an increase of $0.6 million from $0.4 million for the three months ended March 31, 2014. The effective tax rate for the three months ending March 31, 2015 and 2014 was 33.1% and 32.5%, respectively.

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

Credit Risk and the Allowance for Loan Losses

General. The risk of loss should a borrower default on a loan is inherent in any lending activity. Our portfolio and related credit risk are monitored and managed on an ongoing basis by our risk management department, the board of directors’ loan committee and the full board of directors. We utilize a ten point risk-rating system, which assigns a risk grade to each borrower based on a number of quantitative and qualitative factors associated with a loan transaction. The risk grade categorizes the loan into one of five risk categories, based on information about the ability of borrowers to service the debt. The information includes, among other factors, current financial information about the borrower, historical payment experience, credit documentation, public information and current economic trends. These categories assist management in monitoring our credit quality. The following describes each of the risk categories, which are consistent with the definitions used in guidance promulgated by federal banking regulators:

•

Pass (grades 1-6) – Loans not meeting the criteria below are considered pass. These loans have high credit characteristics and financial strength. The borrowers at least generate profits and cash flow that are in line with peer and industry standards and have debt service coverage ratios above loan covenants and our policy guidelines. For some of these loans, a guaranty from a financially capable party mitigates characteristics of the borrower that might otherwise result in a lower grade.

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

At March 31, 2015 and December 31, 2014, there were no loans classified as doubtful or loss, while there were $5.0 million and $5.6 million of loans classified as substandard at March 31, 2015 and December 31, 2014, respectively, and $1.1 million and $0.5 million, respectively, of loans classified as special mention as of such dates. Of the $6.1 million in total substandard and special mention loans at March 31, 2015, $3.1 million were acquired in the FCB acquisition and marked to fair value at the time of their acquisition, while $3.7 million of the $6.1 million of total substandard and special mention loans at December 31, 2014 were acquired in the FCB acquisition and marked to fair value.

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

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $5.4 million at March 31, 2015, an increase from $4.6 million at December 31, 2014, as we increased our loan loss provisioning to reflect our organic loan growth.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Generally, those loans rated substandard or special mention are evaluated for impairment each quarter. Determination of impairment is treated the same across all classes of loans. When we identify a loan as impaired, we measure the extent of the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loans is the operation or liquidation of the collateral. In these cases when foreclosure is probable, we use the current fair value of the collateral, less estimated selling costs, instead of discounted cash flows. For real estate collateral, the fair value of the collateral is based upon a recent appraisal by a qualified and licensed appraiser. If we determine that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), we recognize impairment through an allowance estimate or a charge-off recorded against the allowance for loan losses.

Impaired loans at March 31, 2015 were $4.2 million, including impaired loans acquired in the FCB acquisition in the amount of $1.4 million, and $3.6 million, including impaired loans acquired in the FCB acquisition in the amount of $1.3 million, at December 31, 2014. At March 31, 2015 and December 31, 2014, $0.1 million of the allowance for loan losses was specifically allocated to impaired loans.

The provision for loan losses is a charge to income in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the three months ended March 31, 2015 and 2014, the provision for loan losses was $0.7 million and $0.2 million, respectively. The increase is due primarily to the overall growth in our loan portfolio, including our commercial real estate loans.

Acquired loans that are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. Acquired FCB loans had a carrying value of $78.4 million and a fair value of $77.5 million on the acquisition date. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. Because ASC 310-30 does not permit carry over or recognition of an allowance for loan losses, we may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses if future cash flows deteriorate below initial projections. There was no provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 for the three months ended March 31, 2015 and 2014.

The following table presents the allocation of the allowance for loan losses by loan category at the dates indicated (dollars in thousands):

	March 31, 2015	December 31, 2014
Construction and development	$638	$526
1-4 family	1,024	909
Multifamily	164	137
Farmland	23	18
Commercial real estate	1,958	1,571
Total mortgage loans on real estate	3,807	3,161
Commercial and industrial	409	390
Consumer	1,163	1,079
Total	$5,379	$4,630

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

	Three months ended March 31,
	2015	2014
Allowance at beginning of period	$4,630	$3,380
Provision for loan losses	700	245
Charge-offs:
Mortgage loans on real estate:
Construction and development	(5)	-
1-4 Family	-	(30)
Multifamily	-	-
Farmland	-	-
Commercial real estate	-	(3)
Commercial and industrial	(56)	-
Consumer	(81)	(75)
Total charge-offs	(142)	(108)
Recoveries
Mortgage loans on real estate:
Construction and development	1	1
1-4 Family	3	-
Multifamily	-	-
Farmland	-	-
Commercial real estate	-	-
Commercial and industrial	180	-
Consumer	7	12
Total recoveries	191	13
Net recoveries (charge-offs)	49	(95)
Balance at end of period	$5,379	$3,530

Net charge-offs to:
Loans - average	-0.01%	0.02%
Allowance for loan losses	-0.91%	2.69%
Allowance for loan losses to:
Total loans	0.83%	0.67%
Nonperforming loans	178%	206%

The allowance for loan losses to total loans ratio increased to 0.83% at March 31, 2015 compared to 0.67% at March 31, 2014. The allowance for loan losses to nonperforming loans ratio decreased to 178% at March 31, 2015 from 206% at March 31, 2014.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net recoveries for the three months ended March 31, 2015 were $49,000, equal to 0.01% of our average loan balance as of that date. Net charge-offs for the three months ended March 31, 2014 were $0.1 million, equal to 0.02% of our average loan balance as of that date. For the three months ended March 31, 2015 and March 31, 2014, the majority of our charge-offs were consumer loans. Net charge-offs of our consumer loans as a percentage of average consumer loans for the three months ended March 31, 2015 and March 31, 2014 were 0.04%.

Management believes the allowance for loan losses at March 31, 2015 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially, adversely affected to the extent that the allowance is insufficient to cover such changes or events.

Nonperforming Assets and Restructured Loans. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal and interest is delinquent for 90 days or more. However, management may elect to continue the accrual when the estimated net available value of collateral is sufficient to cover the principal balance and accrued interest. It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. Nonaccrual loans are returned to accrual status when the financial position of the borrower indicates there is no longer any reasonable doubt as to the payment of principal or interest.

Another category of assets which contributes to our credit risk is troubled debt restructurings (“TDR”), or restructured loans. A restructured loan is a loan for which a concession has been granted to the borrower for other than an insignificant period of time due to a deterioration of the borrower’s financial condition. Such concessions may include reduction in interest rates, deferral of interest or principal payments, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. We strive to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before such loans reach nonaccrual status. In evaluating whether to restructure a loan, management analyzes the long-term financial condition of the borrower, including guarantor and collateral support, to determine whether the proposed concessions will increase the likelihood of repayment of principal and interest. Restructured loans that are not performing in accordance with their restructured terms and that are either contractually 90 days past due or placed on nonaccrual status are reported as nonperforming loans.

Loans classified as TDRs, consisting of ten credits, totaled approximately $1.5 million at March 31, 2015 compared to seven credits totaling $0.6 million at December 31, 2014. Nine of the ten TDRs were acquired from FCB and were considered restructured loans due to a modification of terms through adjustments to maturity. One restructured loan was considered a TDR due to a modification of terms through principal payment forbearance, paying interest only for a specified period of time. As of March 31, 2015 and December 31, 2014, one of the restructured loans with a balance of $0.4 million was in default of its modified terms and had been placed on nonaccrual.

The following table shows the principal amounts of nonperforming and restructured loans as of March 31, 2015 and December 31, 2014. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands):

	March 31, 2015	December 31, 2014
Nonaccrual loans	$3,015	$3,340
Accruing loans past due 90 days or more	-	-
Total nonperforming loans	3,015	3,340
Restructured loans	1,138	226
Total nonperforming and restructured loans	$4,153	$3,566
Interest income recognized on nonperforming and restructured loans	32	105
Interest income foregone on nonperforming and restructured loans	70	169

Of our total nonaccrual loans at March 31, 2015 and December 31, 2014, $1.0 million and $1.1 million, respectively, were acquired in the FCB acquisition. Nonperforming loans outstanding represented 0.47% of total loans at March 31, 2015. Nonperforming loans other than those acquired through an acquisition and nonperforming acquired loans represented 0.31% and 0.16%, respectively, of total loans at such date. Nonperforming loans outstanding, including acquired loans, represented 0.54% of total loans at December 31, 2014.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. Other real estate owned with a cost basis of $0.4 million was sold during the three months ended March 31, 2015, resulting in a net loss of $1,000 for the period. For the three months ended March 31, 2014, other real estate owned with a cost basis of $0.1 million was sold resulting in a net loss of $3,000 for the period.

At March 31, 2015, $1.1 million of our other real estate owned was related to our acquisition of FCB compared to $1.3 million at December 31, 2014. In connection with our acquisition of FCB, the Bank agreed to share with the former FCB shareholders the proceeds that we receive in connection with the sale of one piece of property, which had a carrying value and a fair market value of $0.6 million as of March 31, 2015 and December 31, 2014, respectively. Under this arrangement, if this property is sold within four years of the closing date of our acquisition of FCB, then we are entitled to retain the first $0.7 million of the sale proceeds plus an amount necessary to cover our selling expenses, with the remaining proceeds, if any, to be paid to former FCB shareholders. After the fourth anniversary of the closing date, which is May 1, 2017, we are entitled to retain all sales proceeds arising upon the sale of this property.

The following table provides details of our other real estate owned as of the dates indicated (dollars in thousands):

	March 31, 2015	December 31, 2014

Construction and development	$2,090	$2,130
1-4 Family	433	605
Commercial real estate	45	-
Total other real estate owned	$2,568	$2,735

Changes in other real estate owned were as follows for the periods presented (dollars in thousands):

	Three months ended	Year ended
	March 31, 2015	December 31, 2014
Balance, beginning of period	$2,735	$3,515
Transfers from loans	218	-
Transfers from acquired loans	45	706
Sales of other real estate owned	(417)	(1,276)
Write-downs	(13)	(210)
Balance, end of period	$2,568	$2,735

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At March 31, 2015 the Bank was within the policy guidelines.

The following table depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels for the period presented:

As of March 31, 2015
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+400	(8.63)%
+300	(6.25)%
+200	(2.99)%
+100	(2.00)%
-100	1.53%
-200	(1.34)%
-300	(5.15)%
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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At March 31, 2015 and December 31, 2014, 65% and 67% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At March 31, 2015, securities with a carrying value of $66.7 million were pledged to secure deposits or borrowings, compared to $63.1 million in pledged securities as of December 31, 2014.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2015, the balance of our outstanding advances with the FHLB was $34.9 million, a decrease from $125.8 million at December 31, 2014. The total amount of the remaining credit available to us from the FHLB at March 31, 2015 was $238.4 million. Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by U.S. Treasury and agency securities. We had $12.9 million of repurchase agreements outstanding as of March 31, 2015, compared to $12.3 million of outstanding repurchase agreements as December 31, 2014. Finally, we maintain lines of credit with other commercial banks totaling $33.6 million. One line of credit, in the amount of $5.0 million, is secured by all of the stock of the Bank, while the other lines of credit are unsecured, uncommitted lines of credit. The lines of credit mature at various times within the next twelve months.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. We do not hold any brokered deposits, as defined for federal regulatory purposes, although we do hold QwikRate® deposits which we obtain via the internet to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At March 31, 2015, we held $80.5 million of QwikRate® deposits, an increase from $52.7 million at December 31, 2014.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three ended March 31, 2015 and 2014:

	Percentage of Total		Cost of Funds
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
Noninterest-bearing demand deposits	10%	10%	-%	-%
Interest-bearing demand deposits	27	27	0.6	0.6
Savings accounts	7	9	0.7	0.7
Time deposits	43	46	1.0	1.0
Short-term borrowings	7	2	0.2	0.1
Long-term borrowed funds	6	6	0.8	1.0
Total deposits and borrowed funds	100%	100%	3.3%	3.4%

Capital Management. Our primary sources of capital include retained earnings, capital obtained through acquisitions and proceeds from the sale of our capital stock. We are subject to various regulatory capital requirements administered by the Federal Reserve and the FDIC which specify capital tiers, including the following classifications:

Capital Tiers	Tier 1 Leverage Ratio	Common Equity Tier 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized			2% or less

The Company and the Bank each were in compliance with all regulatory capital requirements as of March 31, 2015 and December 31, 2014. The Bank also was considered “well-capitalized” under the FDIC’s prompt corrective action regulations as of all of these dates. The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands):

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio(1)	Amount	Ratio(1)

March 31, 2015
Investar Holding Corporation:
Tier 1 leverage ratio	$105,847	12.25%	-	-
Common equity tier 1 risk-based capital ratio	$102,347	13.48%	-	-
Tier 1 capital ratio	$105,847	13.94%	-	-
Total capital ratio	$111,226	14.65%	-	-
Investar Bank:
Tier 1 leverage ratio	$101,784	11.80%	$43,119	5.00%
Common equity tier 1 risk-based capital ratio	$101,784	13.43%	$49,258	6.50%
Tier 1 capital ratio	$101,784	13.43%	$60,626	8.00%
Total capital ratio	$107,163	14.14%	$75,782	10.00%

December 31, 2014
Investar Holding Corporation:
Tier 1 leverage ratio	$103,535	12.61%	-	-
Tier 1 capital ratio	$103,535	13.79%	-	-
Total capital ratio	$108,165	14.41%	-	-
Investar Bank:
Tier 1 leverage ratio	$73,870	9.00%	$41,026	5.00%
Tier 1 capital ratio	$73,870	9.86%	$44,959	6.00%
Total capital ratio	$78,500	10.48%	$74,931	10.00%

(1)      Beginning January 1, 2015, the capital ratios of the Company and Bank are calculated using the Basel III framework. Capital ratios for prior periods were calculated using the Basel I framework. The common equity tier 1 capital ratio is a new ratio introduced under the Basel III framework.

Off-Balance Sheet Transactions

The Bank entered into forward starting interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1- month fixed rate debt arising from a rollover strategy. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is five years. The total notional amount of the derivative contracts is $20.0 million.

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

	March 31, 2015	December 31, 2014

Commitments to extend credit:
Loan commitments	$121,289	$90,946
Standby letters of credit	479	534

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

For the three months ended March 31, 2015 and for the year ended December 31, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

There have been no material changes outside the ordinary course of business in the contractual obligations set forth in the table of contractual obligations as of December 31, 2014 contained in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2014 are set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015. There have been no material changes in the Company’s market risk since December 31, 2014. Please refer to the information in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management-Interest Rate Risk” for additional information about the Company’s market risk.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K filed by Investar Holding Corporation (the “Company”) with the Securities and Exchange Commission (the “SEC”) on March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended March 31, 2015:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
January 1, 2015 to January 31, 2015	-	$-	-	-
February 1, 2015 to February 28, 2015	-	-	-	250,000
March 1, 2015 to March 31, 2015	83	17.10	-	250,000
	83	$17.10	-	250,000
(1)	Represents shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.
(2)

On February 19, 2015, the Company announced that its board of directors had authorized the repurchase of up to 250,000 shares of the Company’s common stock in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws. No such purchases occurred in the first quarter of 2015.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Restated Articles of Incorporation of Investar Holding Corporation(1)

3.2	By-laws of Investar Holding Corporation, as amended(2)

4.1	Specimen Common Stock Certificate(3)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(2)	Filed as exhibit 3.2 to the Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 of the Company filed with the SEC on June 4, 2014 and incorporated herein by reference.
(3)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

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

INVESTAR HOLDING CORPORATION

Date: May 8, 2015	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	/s/ Christopher L. Hufft
Christopher L. Hufft
Chief Accounting Officer
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