Form 10-Q
period 2015-06-30
Investar Holding Corp
filed 2015-08-07
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 7,292,235 shares outstanding as of August 7, 2015.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and due from banks	$7,541	$5,519
Interest-bearing balances due from other banks	16,807	13,493
Federal funds sold	191	500
Cash and cash equivalents	24,539	19,512

Available for sale securities at fair value (amortized cost of $82,049 and $69,838, respectively)	82,236	70,299
Held to maturity securities at amortized cost (estimated fair value of $24,015 and $22,301, respectively)	24,230	22,519
Loans held for sale	78,212	103,396
Loans, net of allowance for loan losses of $5,728 and $4,630, respectively	667,858	618,160
Other equity securities	4,183	5,566
Bank premises and equipment, net of accumulated depreciation of $4,662 and $3,964, respectively	29,444	28,538
Other real estate owned, net	2,519	2,735
Accrued interest receivable	2,432	2,435
Deferred tax asset	1,624	1,097
Goodwill and other intangibles	3,195	3,216
Other assets	1,383	1,881
Total assets	$921,855	$879,354

LIABILITIES
Deposits:
Noninterest-bearing	$86,339	$70,217
Interest-bearing	619,668	557,901
Total deposits	706,007	628,118
Advances from Federal Home Loan Bank	79,066	125,785
Repurchase agreements	15,130	12,293
Note payable	3,609	3,609
Accrued taxes and other liabilities	11,170	6,165
Total liabilities	814,982	775,970

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value per share; 5,000,000 shares authorized	-	-
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 7,293,209 and 7,262,085 shares outstanding, respectively	7,295	7,264
Treasury stock	(26)	(23)
Surplus	84,358	84,213
Retained earnings	15,461	11,809
Accumulated other comprehensive (loss) income	(215)	121
Total stockholders' equity	106,873	103,384
Total liabilities and stockholders' equity	$921,855	$879,354

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

INTEREST INCOME
Interest and fees on loans	$8,646	$7,119	$16,944	$13,794
Interest on investment securities	523	278	1,008	550
Other interest income	18	10	35	20
Total interest income	9,187	7,407	17,987	14,364

INTEREST EXPENSE
Interest on deposits	1,299	1,050	2,491	2,053
Interest on borrowings	108	108	217	194
Total interest expense	1,407	1,158	2,708	2,247
Net interest income	7,780	6,249	15,279	12,117

Provision for loan losses	400	448	1,100	693
Net interest income after provision for loan losses	7,380	5,801	14,179	11,424

NONINTEREST INCOME
Service charges on deposit accounts	97	73	191	136
Gain on sale of investment securities, net	134	48	134	165
Gain (loss) on sale of real estate owned, net	7	(5)	6	(7)
Gain on sale of loans, net	1,077	1,031	2,808	1,655
Fee income on loans held for sale, net	210	89	510	165
Other operating income	541	273	957	462
Total noninterest income	2,066	1,509	4,606	2,576
Income before noninterest expense	9,446	7,310	18,785	14,000

NONINTEREST EXPENSE
Depreciation and amortization	362	328	719	631
Salaries and employee benefits	3,971	3,491	7,879	6,962
Occupancy	225	181	438	406
Data processing	370	308	710	586
Marketing	62	71	120	147
Professional fees	237	197	499	256
Other operating expenses	1,455	1,153	2,741	2,128
Total noninterest expense	6,682	5,729	13,106	11,116
Income before income tax expense	2,764	1,581	5,679	2,884
Income tax expense	951	514	1,916	938
Net income	$1,813	$1,067	$3,763	$1,946

EARNINGS PER SHARE
Basic earnings per share	$0.25	$0.27	$0.52	$0.50
Diluted earnings per share	$0.25	$0.26	$0.52	$0.47
Cash dividends declared per common share	$0.01	$0.01	$0.02	$0.02

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$1,813	$1,067	$3,763	$1,946
Other comprehensive (loss) income:
Unrealized gains on investment securities:
Reclassification of realized (gains) losses, net of tax (expense) benefit of $(47), $16, $(47) and $56, respectively	(87)	32	(87)	108
Unrealized (losses) gains, available for sale, net of tax (benefit) expense of $(194), $114, $(51) and $137, respectively	(374)	334	(96)	402
Unrealized (losses) gains, transfer from available for sale to held to maturity, net of tax (benefit) expense of $(1), $6, $(1) and $6, respectively	(1)	18	(2)	18
Fair value of derivative financial instruments:
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax expense (benefit) of $44, $0, $(82) and $0, respectively	94	-	(151)	-
Total other comprehensive (loss) income	(368)	384	(336)	528
Total comprehensive income	$1,445	$1,451	$3,427	$2,474

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

					Accumulated
					Other	Total
	Common	Treasury		Retained	Comprehensive	Stockholders'
	Stock	Stock	Surplus	Earnings	(Loss) Income	Equity
Balance, December 31, 2013	$3,943	$-	$45,281	$6,609	$(350)	$55,483
Common stock issued in offering, net of direct cost of $4,266	3,285	-	38,443	-	-	41,728
Warrants exercised	22	-	275	-	-	297
Surrendered shares	-	(17)	-	-	-	(17)
Shares repurchased		(6)				(6)
Dividends declared, $0.04 per share	-	-	-	(197)	-	(197)
Stock-based compensation	14	-	214	-	-	228
Net income	-	-	-	5,397	-	5,397
Other comprehensive income, net	-	-	-	-	471	471
Balance, December 31, 2014	$7,264	$(23)	$84,213	$11,809	$121	$103,384
Surrendered shares		(3)				(3)
Dividends declared, $0.02 per share	-	-	-	(111)	-	(111)
Stock-based compensation	31	-	145	-	-	176
Net income	-	-	-	3,763	-	3,763
Other comprehensive loss, net	-	-	-	-	(336)	(336)
Balance, June 30, 2015 (Unaudited)	$7,295	$(26)	$84,358	$15,461	$(215)	$106,873

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the six months ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$3,763	$1,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	719	631
Amortization (accretion) of premium (discount) on securities, net	528	509
Amortization of purchase accounting adjustments	(121)	(184)
Provision for loan losses	1,100	693
Provision for other real estate owned	24	26
Gain on sale of securities	(134)	(165)
(Gain) loss on sale of other real estate owned	(6)	7
FHLB stock dividend	(7)	(3)
Stock-based compensation	176	84
Other	11	-
Loans held for sale:
Originations	(210,350)	(81,448)
Proceeds from sales	238,341	55,281
Gain on sale of loans	(2,808)	(1,655)
Net change in:
Accrued interest receivable	3	(86)
Deferred tax asset	(349)	90
Other assets	533	(42)
Accrued taxes and other liabilities	4,759	1,920
Net cash provided by (used in) operating activities	36,182	(22,396)

Cash flows from investing activities:
Purchases of investment securities available for sale	(24,095)	(29,559)
Purchases of investment securities held to maturity	(2,182)	(7,470)
Proceeds from the sale of investment securities available for sale	6,217	16,497
Proceeds from paydowns, redemptions and maturities of securities available for sale	5,248	4,172
Proceeds from paydowns, redemptions and maturities of securities held to maturity	449	27
Proceeds from sale of loans	-	61,745
Proceeds from redemptions of other equity securities	5,355	348
Purchases of other equity securities	(3,966)	(1,734)
Net increase in loans	(51,093)	(121,471)
Proceeds from sales of other real estate owned	561	539
Purchases of premises, equipment and software	(1,604)	(3,609)
Net cash used in investing activities	(65,110)	(80,515)

Cash flows from financing activities:
Net increase in customer deposits	77,942	46,141
Net increase in repurchase agreements	2,837	1,222
Net (decrease) increase in short-term FHLB advances	(48,256)	37,201
Proceeds from long-term FHLB advances	3,000	6,000
Repayment of long-term FHLB advances	(1,464)	(610)
Cash dividends paid on common stock	(104)	(97)
Net cash provided by financing activities	33,955	89,857

Net increase (decrease) in cash and cash equivalents	5,027	(13,054)
Cash and cash equivalents, beginning of period	19,512	28,203
Cash and cash equivalents, end of period	$24,539	$15,149

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2015.

Nature of Operations

Investar Holding Corporation, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank (the “Bank”), a Louisiana-chartered bank. The Company’s primary market is South Louisiana. The Company currently operates 11 full service banking offices located throughout its market and had 176 employees at June 30, 2015.

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

Recent Accounting Pronouncements

FASB Technical Corrections and Improvements Update No. 2015-10. The Financial Accounting Standards Board (the “FASB”) issued Update No. 2015-10 in June 2015 to clarify the Accounting Standards Codification (the “Codification”). This Update contains amendments that will affect a wide variety of Topics in the Codification. The amendments generally fall into one of the following types of amendments: amendments related to differences between original guidance and the Codification, guidance clarification and reference corrections, simplification, and minor improvements. For public entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FASB ASC Topic 820 “Fair Value Measurement” Update No. 2015-07. The FASB issued Update No. 2015-07 in May 2015 to address diversity in practice related to how certain investments measured at net asset value with redemption dates in the future are categorized within the fair value hierarchy. The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. For public entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

FASB ASC Topic 835-30 “Interest – Imputation of Interest” Update No. 2015-03. The FASB issued Update No. 2015-03 in April 2015 to simplify presentation of debt issuance costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

NOTE 2. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2015 and 2014 (in thousands, except share data).

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net income available to common shareholders	$1,813	$1,067	$3,763	$1,946
Weighted average number of common shares outstanding used in computation of basic earnings per common share	7,219,593	3,901,542	7,219,415	3,901,304
Effect of dilutive securities:
Restricted stock	13,372	44,493	11,065	44,272
Stock options	16,725	22,810	13,478	22,810
Stock warrants	12,467	193,498	10,765	193,498
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	7,262,157	4,162,343	7,254,723	4,161,884
Basic earnings per share	$0.25	$0.27	$0.52	$0.50
Diluted earnings per share	$0.25	$0.26	$0.52	$0.47

NOTE 3. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as available for sale are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2015	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$10,069	$57	$(60)	$10,066
Obligations of state and political subdivisions	10,871	102	(94)	10,879
Corporate bonds	12,180	21	(95)	12,106
Residential mortgage-backed securities	45,562	302	(70)	45,794
Commercial mortgage-backed securities	2,518	10	(26)	2,502
Equity securities	849	60	(20)	889
Total	$82,049	$552	$(365)	$82,236

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$4,351	$31	$(22)	$4,360
Obligations of state and political subdivisions	11,616	181	(57)	11,740
Corporate bonds	5,416	23	(20)	5,419
Residential mortgage-backed securities	46,406	364	(15)	46,755
Commercial mortgage-backed securities	1,497	1	(7)	1,491
Equity securities	552	-	(18)	534
Total	$69,838	$600	$(139)	$70,299

The amortized cost and approximate fair value of investment securities classified as held to maturity are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2015	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$3,983	$-	$(111)	$3,872
Residential mortgage-backed securities	5,376	7	(111)	5,272
Obligations of state and political subdivisions	14,871	-	-	14,871
Total	$24,230	$7	$(222)	$24,015

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$3,979	$-	$(165)	$3,814
Residential mortgage-backed securities	3,469	5	(58)	3,416
Obligations of state and political subdivisions	15,071	-	-	15,071
Total	$22,519	$5	$(223)	$22,301

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of June 30, 2015 or December 31, 2014.

The aggregate fair values and aggregate unrealized losses on securities whose fair values are below book values are summarized in the tables below. Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.

The following table presents, by type and number of securities, the age of gross unrealized losses and approximate fair value by investment category for securities available for sale as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
June 30, 2015	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	11	$4,970	$(49)	$412	$(11)	$5,382	$(60)
Obligations of state and political subdivisions	20	4,023	(53)	1,092	(41)	5,115	(94)
Corporate bonds	16	6,261	(71)	1,226	(24)	7,487	(95)
Residential mortgage-backed securities	24	9,423	(69)	205	(1)	9,628	(70)
Commercial mortgage-backed securities	2	1,011	(18)	242	(8)	1,253	(26)
Equity securities	2	49	-	486	(20)	535	(20)
Total	75	$25,737	$(260)	$3,663	$(105)	$29,400	$(365)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
December 31, 2014	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	5	$1,770	$(10)	$469	$(12)	$2,239	$(22)
Obligations of state and political subdivisions	15	813	(6)	3,021	(51)	3,834	(57)
Corporate bonds	6	1,782	(18)	547	(2)	2,329	(20)
Residential mortgage-backed securities	9	1,339	(1)	1,898	(14)	3,237	(15)
Commercial mortgage-backed securities	1			252	(7)	252	(7)
Equity securities	1	488	(18)	-	-	488	(18)
Total	37	$6,192	$(53)	$6,187	$(86)	$12,379	$(139)

The following table presents, by type and number of securities, the age of gross unrealized losses and approximate fair value by investment category for securities held to maturity as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
June 30, 2015	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	2	$1,932	$(59)	$1,940	$(52)	$3,872	$(111)
Residential mortgage-backed securities	5	2,139	(38)	2,073	(73)	4,212	(111)
Total	7	$4,071	$(97)	$4,013	$(125)	$8,084	$(222)

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
December 31, 2014	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	2	$-	$-	$3,814	$(165)	$3,814	$(165)
Residential mortgage-backed securities	3	-	-	2,343	(58)	2,343	(58)
Total	5	$-	$-	$6,157	$(223)	$6,157	$(223)

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and the Company does not intend to sell the securities. Furthermore, it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015 or December 31, 2014.

The weighted average tax equivalent yield, amortized cost and approximate fair value of debt securities, by contractual maturity (including mortgage-backed securities), are shown below as of the dates presented. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	Securities Available for Sale			Securities Held to Maturity
	Weighted			Weighted
	Average T.E.	Amortized	Fair	Average T.E.	Amortized	Fair
June 30, 2015	Yield	Cost	Value	Yield	Cost	Value
Due within one year	-%	$-	$-	7.07%	$620	$620
Due after one year through five years	1.96	6,182	6,213	7.07	2,815	2,815
Due after five years through ten years	2.52	25,410	25,334	7.07	4,365	4,365
Due after ten years	2.36	49,608	49,800	3.23	16,430	16,215
Total debt securities		81,200	81,347		24,230	24,015

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Securities Available for Sale			Securities Held to Maturity
	Weighted			Weighted
	Average T.E.	Amortized	Fair	Average T.E.	Amortized	Fair
December 31, 2014	Yield	Cost	Value	Yield	Cost	Value
Due within one year	1.21%	$100	$100	7.07%	$620	$620
Due after one year through five years	1.66	1,871	1,868	7.07	2,815	2,815
Due after five years through ten years	2.48	17,324	17,433	7.07	4,365	4,365
Due after ten years	2.33	49,991	50,364	3.31	14,719	14,501
Total debt securities		69,286	69,765		22,519	22,301

NOTE 4. LOANS

The Company’s loan portfolio, excluding loans held for sale, consists of the following categories of loans as of the dates presented (dollars in thousands).

	June 30, 2015	December 31, 2014
Construction and development	$70,927	$71,350
1-4 Family	153,118	137,519
Multifamily	21,260	17,458
Farmland	3,001	2,919
Commercial real estate	249,146	225,058
Total mortgage loans on real estate	497,452	454,304
Commercial and industrial	56,485	54,187
Consumer	119,649	114,299
Total loans	$673,586	$622,790

The table below provides an analysis of the aging of loans as of the dates presented (dollars in thousands).

	June 30, 2015
	Past Due and Accruing
					Total Past
			90 or more		Due &
	30-59 days	60-89 days	days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$31	$-	$-	$1,096	$1,127	$69,800	$70,927
1-4 Family	169	-	-	396	565	152,553	153,118
Multifamily	-	-	-	-	-	21,260	21,260
Farmland	-	-	-	-	-	3,001	3,001
Commercial real estate	566	-	-	737	1,303	247,843	249,146
Total mortgage loans on real estate	766	-	-	2,229	2,995	494,457	497,452
Commercial and industrial	-	2	-	39	41	56,444	56,485
Consumer	278	50	-	419	747	118,902	119,649
Total loans	$1,044	$52	$-	$2,687	$3,783	$669,803	$673,586

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

Total loans at June 30, 2015 include approximately $41.1 million of loans acquired in the FCB and SLBB acquisitions that were recorded at fair value as of their respective acquisition dates. Included in the acquired loan balances at June 30, 2015 were approximately $0.2 million in loans 30-59 days past due and $1.1 million in nonaccrual loans.

Total loans at December 31, 2014 include approximately $45.0 million of loans acquired in the FCB and SLBB acquisitions that were recorded at fair value as of their respective acquisition dates. Included in the acquired loan balances at December 31, 2014 were approximately $0.3 million in loans 30-59 days past due, $14,000 in loans 60-89 days past due and $1.1 million in nonaccrual loans.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the Company’s loan portfolio by category and credit quality indicator as of the dates presented (dollars in thousands).

	June 30, 2015
		Special
	Pass	Mention	Substandard	Total
Construction and development	$69,786	$16	$1,125	$70,927
1-4 Family	151,274	726	1,118	153,118
Multifamily	20,404	-	856	21,260
Farmland	3,001	-	-	3,001
Commercial real estate	247,763	-	1,383	249,146
Total mortgage loans on real estate	492,228	742	4,482	497,452
Commercial and industrial	56,446	-	39	56,485
Consumer	118,814	374	461	119,649
Total loans	$667,488	$1,116	$4,982	$673,586

	December 31, 2014
		Special
	Pass	Mention	Substandard	Total
Construction and development	$69,361	$340	$1,649	$71,350
1-4 Family	135,898	-	1,621	137,519
Multifamily	16,403	-	1,055	17,458
Farmland	2,919	-	-	2,919
Commercial real estate	224,192	-	866	225,058
Total mortgage loans on real estate	448,773	340	5,191	454,304
Commercial and industrial	54,007	-	180	54,187
Consumer	113,832	208	259	114,299
Total loans	$616,612	$548	$5,630	$622,790

The Company had no loans that were classified as doubtful or loss as of June 30, 2015 or December 31, 2014.

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $339.2 million and $189.6 million as of June 30, 2015 and December 31, 2014, respectively.

In the ordinary course of business, the Company makes loans to its executive officers, principal stockholders, directors and to companies in which these individuals are principal owners. Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to approximately $24.6 million and $22.8 million as of June 30, 2015 and December 31, 2014, respectively. These loans are all current and performing according to the original terms. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company or the Bank and did not involve more than normal risk of collectability or present other unfavorable features.

The table below shows the aggregate amount of loans to such related parties as of the dates presented (dollars in thousands).

	June 30, 2015	December 31, 2014
Balance, beginning of period	$22,750	$11,781
New loans	4,185	15,277
Repayments	(2,350)	(4,308)
Balance, end of period	$24,585	$22,750

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans Acquired with Deteriorated Credit Quality

The following table presents changes in the carrying value, net of allowance for loan losses, of acquired impaired loans, or loans accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), for the periods presented (dollars in thousands).

Acquired
Impaired
Carrying value, net at December 31, 2013	$4,032
Accretion to interest income	161
Net transfers from (to) nonaccretable difference to (from) accretable yield	316
Payments received, net	(1,044)
Charge-offs	(59)
Transfers to real estate owned	(628)
Carrying value, net at December 31, 2014	$2,778
Accretion to interest income	68
Net transfers from (to) nonaccretable difference to (from) accretable yield	84
Payments received, net	(115)
Charge-offs	(61)
Transfers to real estate owned	(45)
Carrying value, net at June 30, 2015	$2,709

The table below shows the changes in the accretable yield on acquired impaired loans for the periods presented (dollars in thousands).

Acquired
Impaired
Balance, period ended December 31, 2013	$270
Net transfers from (to) nonaccretable difference to (from) accretable yield	316
Accretion	(161)
Balance, period ended December 31, 2014	$425
Net transfers from (to) nonaccretable difference to (from) accretable yield	84
Accretion	(68)
Balance, period ended June 30, 2015	$441

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The table below shows a summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2015 and 2014 (dollars in thousands).

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance, beginning of period	$5,379	$3,530	$4,630	$3,380
Provision for loan losses	400	448	1,100	693
Charge-offs	(96)	(110)	(238)	(218)
Recoveries	45	14	236	27
Balance, end of period	$5,728	$3,882	$5,728	$3,882

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables outline the activity in the allowance for loan losses by collateral type for the three and six months ended June 30, 2015 and 2014, and show both the allowances and portfolio balances for loans individually and collectively evaluated for impairment as of June 30, 2015 and 2014 (dollars in thousands).

	Three months ended June 30, 2015
	Construction &				Commercial	Commercial &
	Development	Farmland	1‑4 Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$638	$23	$1,024	$164	$1,958	$409	$1,163	5,379
Provision	(12)	(2)	93	16	184	(34)	155	400
Charge-offs	(4)	-	-	-	-	-	(92)	(96)
Recoveries	14	-	1	-	-	17	13	45
Ending balance	$636	$21	$1,118	$180	$2,142	$392	$1,239	$5,728

	Three months ended June 30, 2014
	Construction &				Commercial	Commercial &
	Development	Farmland	1‑4 Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$435	$11	$619	$124	$1,070	$374	$897	3,530
Provision	32	-	59	(4)	348	(65)	78	448
Charge-offs	-	-	-	-	-	(16)	(94)	(110)
Recoveries	-	-	1	-	-	-	13	14
Ending balance	$467	$11	$679	$120	$1,418	$293	$894	$3,882

	Six months ended June 30, 2015
	Construction &				Commercial	Commercial &
	Development	Farmland	1-4 Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$526	$18	$909	$137	$1,571	$390	$1,079	4,630
Provision	104	3	205	43	571	(139)	313	1,100
Charge-offs	(9)	-	-	-	-	(56)	(173)	(238)
Recoveries	15	-	4	-	-	197	20	236
Ending balance	$636	$21	$1,118	$180	$2,142	$392	$1,239	$5,728
Ending allowance balance for loans individually evaluated for impairment	-	-	-	-	-	-	153	153
Ending allowance balance for loans collectively evaluated for impairment	$636	$21	$1,118	$180	$2,142	$392	$1,086	$5,575
Ending allowance balance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Balance of loans individually evaluated for impairment	$1,141	$-	$1,844	$856	$1,383	$39	$835	$6,098
Balance of loans collectively evaluated for impairment	69,786	3,001	151,274	20,404	247,763	56,446	118,814	667,488
Total period-end balance	$70,927	$3,001	$153,118	$21,260	$249,146	$56,485	$119,649	$673,586

Balance of loans acquired with deteriorated credit quality	$748	$-	$849	$1,070	$-	$-	$42	$2,709

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six months ended June 30, 2014
	Construction &				Commercial	Commercial &
	Development	Farmland	1-4 Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$420	$4	$567	$101	$992	$397	$899	3,380
Provision	46	7	141	19	429	(88)	139	693
Charge-offs	-	-	(30)	-	(3)	(16)	(169)	(218)
Recoveries	1	-	1	-	-	-	25	27
Ending balance	$467	$11	$679	$120	$1,418	$293	$894	$3,882
Ending allowance balance for loans individually evaluated for impairment	-	-	-	-	-	-	64	64
Ending allowance balance for loans collectively evaluated for impairment	$467	$11	$679	$120	$1,418	$293	$830	$3,818
Ending allowance balance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Balance of loans individually evaluated for impairment	$1,079	$-	$1,481	$1,034	$244	$193	$207	$4,238
Balance of loans collectively evaluated for impairment	59,254	2,282	123,765	16,672	191,576	34,585	131,603	559,737
Total period-end balance	$60,333	$2,282	$125,246	$17,706	$191,820	$34,778	$131,810	$563,975

Balance of loans acquired with deteriorated credit quality	$1,162	$-	$1,021	$1,034	$-	$-	$48	$3,265

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

As of June 30, 2015 and December 31, 2014, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

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

	June 30, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Construction and development	$1,283	$1,282	$-
1-4 Family	1,288	1,284	-
Commercial real estate	737	737	-
Total mortgage loans on real estate	3,308	3,303	-
Commercial and industrial	39	39	-
Consumer	105	105	-
Total	3,452	3,447	-

With related allowance recorded:
Consumer	356	356	153
Total	356	356	153

Total loans:
Construction and development	1,283	1,282	-
1-4 Family	1,288	1,284	-
Commercial real estate	737	737	-
Total mortgage loans on real estate	3,308	3,303	-
Commercial and industrial	39	39	-
Consumer	461	461	153
Total	$3,808	$3,803	$153

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

Presented in the tables below is the average recorded investment of the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. The average balances are calculated based on the month-end balances of the loans during the periods reported (dollars in thousands).

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three months ended
	June 30, 2015		June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$1,309	$4	$1,084	$13
1-4 Family	1,305	9	1,477	12
Multifamily	-	-	1,031	13
Commercial real estate	737	2	248	2
Total mortgage loans on real estate	3,351	15	3,840	40
Commercial and industrial	93	1	395	-
Consumer	121	8	79	4
Total	3,565	24	4,314	44

With related allowance recorded:
Consumer	304	10	132	-
Total	304	10	132	-

Total loans:
Construction and development	1,309	4	1,084	13
1-4 Family	1,305	9	1,477	12
Multifamily	-	-	1,031	13
Commercial real estate	737	2	248	2
Total mortgage loans on real estate	3,351	15	3,840	40
Commercial and industrial	93	1	395	-
Consumer	425	18	211	4
Total	$3,869	$34	$4,446	$44

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the six months ended
	June 30, 2015		June 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$1,447	$8	$1,091	$21
1-4 Family	1,290	23	1,470	30
Multifamily	-	-	1,012	31
Commercial real estate	739	2	249	6
Total mortgage loans on real estate	3,476	33	3,822	88
Commercial and industrial	126	2	448	-
Consumer	157	9	81	4
Total	3,759	44	4,351	92

With related allowance recorded:
Consumer	240	10	137	-
Total	240	10	137	-

Total loans:
Construction and development	1,447	8	1,091	21
1-4 Family	1,290	23	1,470	30
Multifamily	-	-	1,012	31
Commercial real estate	739	2	249	6
Total mortgage loans on real estate	3,476	33	3,822	88
Commercial and industrial	126	2	448	-
Consumer	397	19	218	4
Total	$3,999	$54	$4,488	$92

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

Loans classified as TDRs, consisting of ten credits, totaled approximately $1.5 million at June 30, 2015 compared to seven credits totaling approximately $0.6 million at December 31, 2014. Nine of the ten TDRs were acquired from FCB. Nine of the ten credits were considered TDRs due to modification of terms through adjustments to maturity and one was considered a TDR due to modification of terms through principal payment forbearance, paying interest only for a specified period of time. Eight of the ten credits are currently performing in accordance with their modified terms. Two TDRs were in default of their modified terms as of the date these financial statements were issued and are included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is evaluated by applying qualitative factors.

As of June 30, 2015 and December 31, 2014, the Company was not committed to lend additional funds to any customer whose loan was classified as a TDR.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the TDR pre- and post-modification outstanding recorded investments by loan categories for loans modified during the six month periods ended June 30, 2015 and 2014 (dollars in thousands).

	June 30, 2015			June 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled debt restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Construction and development	1	$30	$30	1	$19	$19
1-4 Family	2	892	892	-	-	-
Consumer	-	-	-	1	48	48
Total		$922	$922		$67	$67

There were no TDRs which were modified during the three months ended June 30, 2015.

There were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three and six months ended June 30, 2015 and 2014.

NOTE 6. STOCK-BASED COMPENSATION

Equity Incentive Plan. The Company’s 2014 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity grants and awards, such as restricted stock, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees and non-employee directors. The Plan has reserved 600,000 shares of common stock for grant, award or issuance to directors and employees, including shares underlying granted options. The Plan is administered by the Compensation Committee of the Company’s Board of Directors, which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, grants and awards will be made. The Compensation Committee, in its discretion, may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee may approve the terms of grants and awards to the Company’s executive officers.

Stock Options

The Company uses a Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. Stock option expense in the accompanying consolidated statement of operations for the three and six months ended June 30, 2015 was $43,000 and $74,000, respectively. There was no stock option expense recognized for the three and six months ended June 30, 2014.

The assumptions presented below were used for the options granted during the six months ended June 30, 2015.

Expected dividends	0.17%
Expected volatility	18.48%
Risk-free interest rate	1.79%
Expected term (in years)	7.0
Weighted-average grant date fair value	$3.75

At June 30, 2015, there was $0.8 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 5 years.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes stock option activity for the periods presented.

	Six Months Ended
	June 30, 2015		June 30, 2014
	Number	Weighted-Average	Number	Weighted-Average
	of Options	Exercise Price	of Options	Exercise Price

Outstanding at beginning of period	238,811	$13.94	22,811	$13.33
Granted	64,333	15.74	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at end of period	303,144	$14.32	22,811	$13.33
Exercisable at end of period	22,811	$13.33	22,811	$13.33

At June 30, 2015, the shares underlying outstanding stock options and exercisable stock options had aggregate intrinsic values of $0.3 million and $43,000, respectively.

Time Vested Restricted Stock Awards

During the six months ended June 30, 2015 and 2014, the Company issued shares of time vested restricted stock with vesting terms ranging from two to six years. The total share-based compensation expense to be recognized for these awards is determined based on the market price of the Company’s common stock at the grant date applied to the total number of shares awarded and is amortized over the vesting period.

The table below summarizes the time vested restricted stock award activity for the periods presented.

	Six Months Ended
	June 30, 2015		June 30, 2014
	Shares	Weighted Avg Grant Date Fair Value	Shares	Weighted Avg Grant Date Fair Value

Balance at beginning of period	42,889	$13.96	44,090	$13.99
Granted	32,468	15.39	1,428	14.00
Forfeited	(1,179)	14.00	(536)	14.00
Earned and issued	(606)	14.00	(1,132)	13.82
Balance at end of period	73,572	$14.59	43,850	$14.00

At June 30, 2015, there was $0.9 million of unrecognized compensation cost related to time vested restricted stock awards that is expected to be recognized over a weighted average period of 3.7 years.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

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

For the three and six months ended June 30, 2015, a gain of $0.1 million and a loss of $0.2 million, respectively, have been recognized in other comprehensive income in the accompanying consolidated statements of comprehensive income for the change in fair value of the interest rate swap. The swap contract had a negative fair value of $0.5 million as of June 30, 2015 and has been recorded in other

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

liabilities in the accompanying consolidated balance sheets. The loss of $0.4 million included in accumulated other comprehensive income would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contracts.

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

Level 1 – Valuation is based upon quoted prices for identical assets or liabilities traded in active markets.

Level 2 – Valuation is based upon observable inputs other than quoted prices included in level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Valuation is based upon unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Estimated	Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Assets:
Obligations of other U.S. government agencies	$10,066	$-	$10,066	$-
Obligations of state and political subdivisions	10,879	-	10,879	-
Corporate bonds	12,106	-	12,106	-
Residential mortgage-backed securities	45,794	-	45,794	-
Commercial mortgage-backed securities	2,502	-	2,502	-
Equity securities	889	889	-	-
Total assets	$82,236	$889	$81,347	$-
Liabilities:
Derivative financial instruments	$541	$-	$541	$-

December 31, 2014
Assets:
Obligations of other U.S. government agencies	$4,360	$-	$4,360	$-
Obligations of state and political subdivisions	11,740	-	11,740	-
Corporate bonds	5,419	-	5,419	-
Residential mortgage-backed securities	46,755	-	46,755	-
Commercial mortgage-backed securities	1,491	-	1,491	-
Equity securities	534	534	-	-
Total assets	$70,299	$534	$69,765	$-
Liabilities:
Derivative financial instruments	$303	$-	$303	$-

Fair Value of Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Estimated	Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Loans held for sale	$78,212	$-	$-	$78,212
Impaired loans	3,650	-	-	3,650
Other real estate owned	2,519	-	-	2,519
Total	$84,381	$-	$-	$84,381

December 31, 2014
Loans held for sale	$103,396	$-	$-	$103,396
Impaired loans	3,497	-	-	3,497
Other real estate owned	2,735	-	-	2,735
Total	$109,628	$-	$-	$109,628

There were no liabilities measured on a nonrecurring basis at June 30, 2015 or December 31, 2014.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	June 30, 2015
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$24,348	$24,348	$24,348	$-	$-
Federal funds sold	191	191	191	-	-
Investment securities	106,466	106,251	889	105,362	-
Other equity securities	4,183	4,183	-	4,183	-
Loans, net of allowance	746,070	748,084	-	-	748,084
Accrued interest receivable	2,432	2,432	2,432	-	-

Financial liabilities:
Deposits, noninterest-bearing	$86,339	$86,339	$-	$86,339	$-
Deposits, interest-bearing	619,668	618,600	-	-	618,600
FHLB short-term advances and repurchase agreements	74,863	74,863	-	74,863	-
FHLB long-term advances	19,333	19,211	-	-	19,211
Other long-term borrowed funds	3,609	3,608	-	-	3,608
Accrued interest payable	311	311	311	-	-
Derivative financial instruments	541	541	-	541	-

	December 31, 2014
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$19,012	$19,012	$19,012	$-	$-
Federal funds sold	500	500	500	-	-
Investment securities	92,818	92,600	534	92,066	-
Other equity securities	5,566	5,566	-	5,566	-
Loans, net of allowance	721,556	722,675	-	-	722,675
Accrued interest receivable	2,435	2,435	2,435	-	-

Financial liabilities:
Deposits, noninterest-bearing	$70,217	$70,217	$-	$70,217	$-
Deposits, interest-bearing	557,901	560,667	-	-	560,667
FHLB short-term advances and repurchase agreements	116,632	116,632	-	116,632	-
FHLB long-term advances	21,446	21,493	-	-	21,493
Other long-term borrowed funds	3,609	3,608	-	-	3,608
Accrued interest payable	284	284	284	-	-
Derivative financial instruments	303	303	-	303	-

NOTE 9. INCOME TAXES

The expense for income taxes and the effective tax rate included in the consolidated statements of operations are shown in the table below for the periods presented (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Income tax expense	$951	$514	$1,916	$938
Effective tax rate	34.4%	32.5%	33.7%	32.5%

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Commitments to extend credit are agreements to lend money with fixed expiration dates or termination clauses. The Company applies the same credit standards used in the lending process when extending these commitments, and periodically reassesses the customer’s creditworthiness through ongoing credit reviews and collateral is obtained based on the Company’s assessment of the transaction. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	June 30, 2015	December 31, 2014
Loan commitments	$104,505	$90,946
Standby letters of credit	473	534
Total	$104,978	$91,480

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

Overview

Our principal business is lending to and accepting deposits from individuals and small to medium-sized businesses. We generate our income principally from interest on loans and, to a lesser extent, our securities investments, as well as from fees charged in connection with our various loan and deposit services and gains on the sales of loans and securities. Our principal expenses are interest expense on interest-bearing customer deposits and borrowings, salaries, employee benefits, occupancy costs, data processing and other operating expenses. We measure our performance through our net interest margin, return on average assets, and return on average equity, among other metrics, while maintaining appropriate regulatory leverage and risk-based capital ratios.

Discussion and Analysis of Financial Condition

Loans

General. Loans, excluding loans held for sale, constitute our most significant asset, comprising 73.1% and 70.8% of our total assets at June 30, 2015 and December 31, 2014, respectively. Loans, excluding loans held for sale, increased $50.8 million, or 8.2%, to $673.6 million at June 30, 2015 from $622.8 million at December 31, 2014 as a result of organic loan growth in our markets. The table below sets forth the balance of loans, excluding loans held for sale, outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	June 30, 2015		December 31, 2014
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Construction and development	$70,927	10.5%	$71,350	11.4%
1-4 Family	153,118	22.7	137,519	22.1
Multifamily	21,260	3.2	17,458	2.8
Farmland	3,001	0.4	2,919	0.5
Commercial real estate
Owner occupied	129,825	19.3	119,668	19.2
Nonowner occupied	119,321	17.7	105,390	16.9
Total mortgage loans on real estate	497,452	73.9	454,304	72.9
Commercial and industrial	56,485	8.4	54,187	8.7
Consumer	119,649	17.8	114,299	18.4
Total loans	673,586	100.0%	622,790	100.0%
Loans held for sale	78,212		103,396
Total gross loans	$751,798		$726,186

The following table sets forth loans outstanding at June 30, 2015, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less.

(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$44,841	$20,958	$3,503	$1,625	$-	$70,927
1-4 Family	7,367	24,242	47,892	30,113	43,504	153,118
Multifamily	4,143	8,657	7,403	1,057	-	21,260
Farmland	171	42	678	2,110	-	3,001
Commercial real estate
Owner occupied	7,307	41,668	41,714	33,116	6,020	129,825
Nonowner occupied	6,877	42,757	46,496	22,699	492	119,321
Total mortgage loans on real estate	70,706	138,324	147,686	90,720	50,016	497,452
Commercial and industrial	14,342	18,501	18,682	2,421	2,539	56,485
Consumer	1,828	93,935	23,481	405	-	119,649
Total loans	$86,876	$250,760	$189,849	$93,546	$52,555	$673,586

Loans Held for Sale. Loans held for sale decreased $25.2 million, or 24.4%, to $78.2 million at June 30, 2015 from $103.4 million at December 31, 2014. The decrease is due to the $26.8 million decrease in the balance of consumer loans held for sale at June 30, 2015 when compared to December 31, 2014. Two consumer loan sales were postponed by the buyer from the fourth quarter of 2014 to the first quarter of 2015, therefore increasing the balance of consumer loans held for sale at December 31, 2014. In the first six months of 2015, we originated $31.3 million and $179.1 million in mortgage loans and consumer loans for sale, respectively, as compared to $35.6 million and $45.8 million in mortgage loans and consumer loans for sale, respectively, originated in the first six months of 2014.

One-to-four family mortgage loans not held in our portfolio are typically sold on a “best efforts” basis within 30 days after the loan is funded. This means that residential real estate originations are locked in at a contractual rate with a third party investor or directly with government sponsored agencies, and we are obligated to sell the mortgage only if it is closed and funded. As a result, the risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Although loan fees and some interest income are derived from mortgage loans held for sale, our largest source of income is gains from the sale of these loans in the secondary market, which is recorded in gain on sale of loans, net on the consolidated statements of operations. For the three and six months ended June 30, 2015, we recognized gains from the sales of mortgage loans of $0.3 million and $0.7 million, respectively, compared to $0.5 million and $0.9 million, respectively, for the three and six months ended June 30, 2014. The decrease in gains from the sales of mortgage loans is attributable to the decline in originations over the same periods.

We also sell pools of our consumer loans in order to manage our concentration in consumer loans as well as to generate liquidity. During the three and six months ended June 30, 2015, we recognized gains from the sales of consumer loans of $0.8 million and $2.1 million, respectively, compared to $0.5 million and $0.7 million, respectively, for the three and six months ended June 30, 2014, which is recorded in gain on sale of loans, net on the consolidated statements of operations.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At each of June 30, 2015 and December 31, 2014, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities totaled $106.5 million at June 30, 2015, an increase of $13.6 million, or 14.7%, from $92.8 million at December 31, 2014. The increase in investment securities at June 30, 2015 compared to December 31, 2014 was primarily due to our investment of cash not used in our lending activities into investment securities.

The securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities and municipal securities, although the Company also holds corporate bonds and equity securities. The Asset Liability Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to the Company’s investment policy.

The following table shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	June 30, 2015		December 31, 2014
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. government agencies and corporations	$14,049	13.2%	$8,339	9.0%
Obligations of state and political subdivisions	25,750	24.2	26,811	28.9
Corporate bonds	12,106	11.4	5,419	5.8
Residential mortgage-backed securities	51,170	48.1	50,224	54.1
Commercial mortgage-backed securities	2,502	2.4	1,491	1.6
Equity securities	889	0.8	534	0.6
Total	$106,466	100.0%	$92,818	100.0%

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

The following table sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio as of June 30, 2015 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of other U.S. government agencies and corporations	$-	-	$-	-	$-	-	$3,983	2.21%
Residential mortgage-backed securities	-	-	-	-	-	-	5,376	2.55%
Obligations of states and political subdivisions	620	7.07%	2,815	7.07%	4,365	7.07%	7,071	4.33%
Available for sale:
Obligations of other U.S. government agencies and corporations	-	-	818	2.03%	3,940	2.46%	5,311	2.56%
Residential mortgage-backed securities	-	-	-	-	5,099	1.86%	40,463	2.26%
Commercial mortgage-backed securities			1,239	2.08%	1,029	2.31%	250	1.85%
Obligations of states and political subdivisions	-	-	1,944	2.37%	5,343	3.22%	3,584	3.28%
Corporate bonds	-	-	2,181	1.49%	9,999	2.53%	-	-
	$620		$8,997		$29,775		$66,038

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 34%.

Premises and Equipment

Bank premises and equipment increased $0.9 million, or 3.2%, to $29.4 million at June 30, 2015 from $28.5 million at December 31, 2014, primarily due to the relocation of our Prairieville branch in the first quarter of 2015 and the ongoing construction of a new branch location in Gonzales, Louisiana.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at June 30, 2015 and December 31, 2014 (dollars in thousands).

	June 30, 2015		December 31, 2014
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$86,339	12.2%	$70,217	11.2%
NOW accounts	131,136	18.6	116,644	18.6
Money market deposit accounts	92,126	13.1	77,589	12.3
Savings accounts	52,546	7.4	53,332	8.5
Time deposits	343,860	48.7	310,336	49.4
Total deposits	$706,007	100.0%	$628,118	100.0%

Total deposits at June 30, 2015 were $706 million, an increase of $77.9 million, or 12.4%, from December 31, 2014. The increase in total deposits was driven primarily by an increase in time deposits of $33.5 million, or 10.8%, and an increase of $16.1 million, or 23%, in noninterest-bearing demand deposits, from December 31, 2014. We believe our deposit cross sell strategy continues to impact both noninterest-bearing demand deposit and NOW account growth.

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

The following table shows the maturity of certificates of deposit and other time deposits of $100,000 or more at June 30, 2015 and December 31, 2014 (dollars in thousands).

	June 30, 2015		December 31, 2014
Time remaining until maturity:	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Three months or less	$4,762	$-	$24,193	$-
Over three months through six months	11,746	209	4,554	234
Over six months through twelve months	6,444	362	7,617	208
Over one year through three years	7,120	-	8,421	128
Over three years	858	103	1,386	123
	$30,930	$674	$46,171	$693

Borrowings

Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), a line of credit with First National Bankers Bankshares, Inc. FNBB (“FNBB”), and junior subordinated debentures. Securities sold under agreements to repurchase increased $2.8 million to $15.1 million at June 30, 2015 from $12.3 million at December 31, 2014. Advances from the FHLB were $79.1 million at June 30, 2015, a decrease of $46.7 million, or 37.1%, from FHLB advances of $125.8 million at December 31, 2014. Excess cash not used in our lending activities or to purchase investment securities was used to pay down these advances. We had no funds drawn on the line of credit with FNBB at June 30, 2015. The note payable balance of $3.6 million at June 30, 2015 represents the junior subordinated debentures that we assumed in connection with the FCB acquisition.

The average balances and cost of funds of short-term borrowings for the six months ended June 30, 2015 and 2014 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Federal funds purchased and other short-term borrowings	$31,980	$12,936	0.17%	0.15%
Securities sold under agreements to repurchase	13,165	11,217	0.20	0.27
Total short-term borrowings	$45,145	$24,153	0.18%	0.21%

Results of Operations

Performance Summary

Three months ended June 30, 2015 vs. three months ended June 30, 2014. For the three months ended June 30, 2015, net income was $1.8 million, or $0.25 per basic and diluted share, compared to net income of $1.1 million, or $0.27 and $0.26 per basic and diluted share, respectively, for the three months ended June 30, 2014. The increase in net income is primarily attributable to a $1.5 million increase in net interest income offset by an increase in noninterest expense. Return on average assets increased to 0.82% for the three months ended June 30, 2015 from 0.61% for the three months ended June 30, 2014 due to the increase in net income. Return on average equity was 6.82% for the three months ended June 30, 2015 compared to 7.45% for the three months ended June 30, 2014. The decrease in return on average equity is due to the increase in the Company’s equity as a result of the initial public offering which was completed in the third quarter of 2014.

Six months ended June 30, 2015 vs. six months ended June 30, 2014. For the six months ended June 30, 2015, net income was $3.8 million, or $0.52 per basic and diluted share, compared to net income of $1.9 million, or $0.50 and $0.47 per basic and diluted share, respectively, for the six months ended June 30, 2014. The increase in net income is primarily attributable to a $3.2 million increase in net interest income and a $2 million increase in noninterest income, offset by an increase in noninterest expense. Return on average assets increased to 0.86% for the six months ended June 30, 2015 from 0.58% for the six months ended June 30, 2014 due to the increase in net income. Return on average equity was 7.17% for the six months ended June 30, 2015 as compared to 6.89% for the six months ended June 30, 2014.

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

Three months ended June 30, 2015 vs. three months ended June 30, 2014. Net interest income increased 24.5% to $7.8 million for the three months ended June 30, 2015 from $6.3 million for the same period in 2014. The increase was a direct result of continued growth of the Company’s loan portfolio with an increase in net interest income of $1.8 million due to an increase in volume offset by a $0.3 million decrease related to a reduction in yield when compared to the second quarter of 2014. For the three months ended June 30, 2015, average loans increased approximately $153.9 million as compared to the same period in 2014, while average investment securities increased approximately $24.9 million. Over the same comparative period, average interest-bearing liabilities increased approximately $122.4 million. All of these changes were driven by organic loan and deposit growth.

Net interest margin was 3.70% for the three months ended June 30, 2015, down 15 basis points from 3.85% for the three months ended June 30, 2014. The yield on interest-earning assets was 4.37% for the quarter ended June 30, 2015 compared to 4.56% for the second quarter of 2014. Consumer loan fees were historically recognized as a component of interest income. Now that the Company has transitioned to selling a majority of the consumer loans that it originates, the fees earned on consumer loans are now included in noninterest income, impacting the yield realized on the consumer loan portfolio.

Interest income was $9.2 million for the three months ended June 30, 2015 compared to $7.4 million for the same period in 2014 as a result of an increase in the volume of interest-earning assets, offset by a decrease in the rate earned on such assets. As the average balances table below illustrates, loan interest income made up substantially all of our interest income for the three months ended June 30, 2015 and 2014. Competitive factors and the prolonged low interest rate environment have contributed to a lower yield on earning assets. The overall yield on interest-earning assets decreased 19 basis points to 4.37% for the three months ended June 30, 2015 as compared to 4.56% for the same period in 2014. The loan portfolio yielded 4.75% for the three months ended June 30, 2015 as compared to 4.96% for the three months ended June 30, 2014.

Interest expense was $1.4 million for the three months ended June 30, 2015, an increase of $0.2 million compared to interest expense of $1.2 million for the three months ended June 30, 2014, as a result of an increase in the volume of interest-bearing liabilities. The cost of interest-bearing liabilities remained constant at 0.81% for the three months ended June 30, 2015 compared to the same period in 2014.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended June 30, 2015 and 2014. Averages presented in the table below are daily averages and include the average balances of nonaccruing assets in the respective line items (dollars in thousands).

	Three months ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$729,851	$8,646	4.75%	$575,978	$7,119	4.96%
Securities:
Taxable	77,050	404	2.10	58,088	188	1.30
Tax-exempt	18,948	119	2.52	12,995	90	2.78
Interest-earning balances with banks	17,135	18	0.42	3,750	10	1.07
Total interest-earning assets	842,984	9,187	4.37	650,811	7,407	4.56
Cash and due from banks	5,432			11,734
Intangible assets	3,199			3,240
Other assets	45,532			35,534
Allowance for loan losses	(5,566)			(3,611)
Total assets	$891,581			$697,708

Liabilities and stockholders' equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$222,130	$353	0.64%	$166,763	$262	0.63%
Savings deposits	53,364	90	0.68	52,407	89	0.68
Time deposits	341,948	856	1.00	281,555	699	1.00
Total interest-bearing deposits	617,442	1,299	0.84	500,725	1,050	0.84
Short-term borrowings	36,977	16	0.17	33,108	20	0.24
Long-term debt	40,078	92	0.92	38,251	88	0.92
Total interest-bearing liabilities	694,497	1,407	0.81	572,084	1,158	0.81
Noninterest-bearing deposits	81,709			64,494
Other liabilities	8,792			3,672
Stockholders' equity	106,583			57,458
Total liabilities and stockholders’ equity	$891,581			$697,708
Net interest income/net interest margin		$7,780	3.70%		$6,249	3.85%
(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the three months ended June 30, 2015 compared to the same period in 2014 (dollars in thousands).

	Three months ended June 30, 2015 vs. three months ended June 30, 2014
	Volume	Rate	Net(1)

Interest income:
Loans	$1,902	$(375)	$1,527
Securities:
Taxable	61	155	216
Tax-exempt	41	(12)	29
Interest-earning balances with banks	36	(28)	8
Total interest-earning assets	2,040	(260)	1,780

Interest expense:
Interest-bearing demand deposits	87	4	91
Savings deposits	2	(1)	1
Time deposits	150	8	158
Short-term borrowings	2	(6)	(4)
Long-term debt	4	-	4
Total interest-bearing liabilities	245	5	250
Change in net interest income	$1,795	$(265)	$1,530
(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Six months ended June 30, 2015 vs. six months ended June 30, 2014. Net interest income increased 26.1% to $15.3 million for the six months ended June 30, 2015 from $12.1 million for the same period in 2014. The increase was a direct result of continued growth of the Company’s loan portfolio with an increase in net interest income of $3.9 million due to an increase in volume offset by a $0.7 million decrease related to a reduction in yield when compared to the six months ended June 30, 2014. For the six months ended June 30, 2015, average loans increased approximately $167.8 million as compared to the same period in 2014, while average investment securities increased approximately $22.3 million. Over the same comparative period, average interest-bearing liabilities increased approximately $134.7 million. All of these changes were driven by organic loan and deposit growth.

Net interest margin was 3.71% for the six months ended June 30, 2015, down 18 basis points from 3.89% for the six months ended June 30, 2014. The yield on interest-earning assets was 4.36% for the six months ended June 30, 2015 compared to 4.61% for the same period in 2014. Consumer loan fees were historically recognized as a component of interest income. Now that the Company has transitioned to selling a majority of the consumer loans that it originates, the fees earned on consumer loans are now included in noninterest income, impacting the yield realized on the consumer loan portfolio.

Interest income was $18.0 million for the six months ended June 30, 2015 compared to $14.4 million for the same period in 2014 as a result of an increase in the volume of interest-earning assets, offset by a decrease in the rate earned on such assets. As the average balances table below illustrates, loan interest income made up substantially all of our interest income for the six months ended June 30, 2015 and 2014. Competitive factors and the prolonged low interest rate environment have contributed to a lower yield on earning assets. The overall yield on interest-earning assets decreased 25 basis points to 4.36% for the six months ended June 30, 2015 as compared to 4.61% for the same period in 2014. The loan portfolio yielded 4.73% for the six months ended June 30, 2015 as compared to 5.02% for the six months ended June 30, 2014.

Interest expense was $2.7 million for the six months ended June 30, 2015, an increase of $0.5 million compared to interest expense of $2.2 million for the six months ended June 30, 2014, as a result of an increase in the volume of interest-bearing liabilities, offset by a decrease in cost of such liabilities. The cost of interest-bearing liabilities decreased three basis points to 0.79% for the six months ended June 30, 2015 compared to the same period in 2014. In particular, the weighted average rate paid on long-term debt decreased eight basis points during the six months ended June 30, 2015 compared to same period in 2014. The decrease in deposit rates was driven by competitive factors and the general interest rate environment, as well as our strategy to cross-sell using lower cost deposits.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the six months ended June 30, 2015 and 2014. Averages presented below are daily averages and include the average balances of nonaccruing assets in the respective line items (dollars in thousands):

	As of and for the six months ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$722,136	$16,944	4.73%	$554,384	$13,794	5.02%
Securities:
Taxable	72,812	770	2.13	55,859	379	1.37
Tax-exempt	18,963	238	2.53	13,591	171	2.54
Interest-earning balances with banks	17,580	35	0.40	4,776	20	0.84
Total interest-earning assets	831,491	17,987	4.36	628,610	14,364	4.61
Cash and due from banks	5,560			11,306
Intangible assets	3,204			3,245
Other assets	45,396			34,967
Allowance for loan losses	(5,295)			(3,504)
Total assets	$880,356			$674,624

Liabilities and stockholders' equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$213,477	$663	0.63%	$162,760	$505	0.63%
Savings deposits	54,540	184	0.68	52,168	178	0.69
Time deposits	333,143	1,644	1.00	277,219	1,370	1.00
Total interest-bearing deposits	601,160	2,491	0.84	492,147	2,053	0.84
Short-term borrowings	45,145	40	0.18	24,153	25	0.21
Long-term debt	40,929	177	0.87	36,203	169	0.95
Total interest-bearing liabilities	687,234	2,708	0.79	552,503	2,247	0.82
Noninterest-bearing deposits	79,480			61,845
Other liabilities	7,888			3,324
Stockholders' equity	105,754			56,952
Total liabilities and stockholders’ equity	$880,356			$674,624
Net interest income/net interest margin		$15,279	3.71%		$12,117	3.89%
(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the six months ended June 30, 2015 compared to the same period in 2014 (dollars in thousands):

	Six months ended June 30, 2015 vs. six months ended June 30, 2014
	Volume	Rate	Net(1)

Interest income:
Loans	$4,174	$(1,024)	$3,150
Securities:
Taxable	115	276	391
Tax-exempt	67	-	67
Interest-earning balances with banks	54	(39)	15
Total interest-earning assets	4,410	(787)	3,623

Interest expense:
Interest-bearing demand deposits	158	-	158
Savings deposits	8	(2)	6
Time deposits	276	(2)	274
Short-term borrowings	22	(7)	15
Long-term debt	22	(14)	8
Total interest-bearing liabilities	486	(25)	461
Change in net interest income	$3,924	$(762)	$3,162
(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Noninterest Income

Noninterest income includes, among other things, fees generated from our deposit services and in connection with our mortgage and consumer loan activities, gains on sales of loans, and securities gains. We expect to continue to develop new products that generate noninterest income and enhance our existing products in order to diversify our revenue sources.

Three months ended June 30, 2015 vs. three months ended June 30, 2014. Total noninterest income increased $0.6 million, or 36.9%, to $2.1 million for the three months ended June 30, 2015 compared to $1.5 million for the three months ended June 30, 2014. This increase resulted primarily from an increase of $0.3 million in other operating income, which mainly consists of loan servicing fees. The increase in loan servicing fees is a direct result of the growth of our servicing portfolio.

Gain on sale of loans is our largest component of noninterest income for the three months ended June 30, 2015. The increase of $46,000, or 4.5%, to $1.1 million compared to $1.0 million for the three months ended June 30, 2014 was generated by increased originations and sales of pools of our consumer loans. We expect to continue to sell pools of our consumer loans quarterly as part of our ongoing loan portfolio management.

Service charges on deposit accounts include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item charges and overdraft fees. Service charges on deposits increased 32.9% to $97,000 for the three months ended June 30, 2015 as compared to $73,000 for the same period in 2014. The increase is a direct result of organic deposit growth.

Fee income on loans held for sale increased to $0.2 million for the three months ended June 30, 2015 from $0.1 million for the same period in 2014 due to an increase of $66.8 million in originations of consumer loans held for sale.

Other operating income was $0.5 million for the three months ended June 30, 2015 compared to $0.3 million for the same period in 2014. Other operating income consists of interchange fees, ATM surcharge income, and loan servicing fees.

Six months ended June 30, 2015 vs. six months ended June 30, 2014. Total noninterest income increased $2.0 million, or 78.8%, to $4.6 million for the six months ended June 30, 2015 compared to $2.6 million for the six months ended June 30, 2014. This increase resulted primarily from an increase of $1.1 million in gain on sale of loans.

Gain on sale of loans is our largest component of noninterest income for the six months ended June 30, 2015. The increase of $1.1 million, or 69.7%, to $2.8 million compared to $1.7 million for the six months ended June 30, 2014 was generated by increased originations and sales of pools of our consumer loans. We expect to continue to sell pools of our consumer loans quarterly as part of our ongoing loan portfolio management.

Service charges on deposit accounts include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item charges and overdraft fees. Service charges on deposits increased 40.4% to $0.2 million for the six months ended June 30, 2015 as compared to $0.1 million for the same period in 2014. The increase is a direct result of organic deposit growth.

Fee income on loans held for sale increased to $0.5 million for the six months ended June 30, 2015 from $0.2 million for the same period in 2014 due to an increase of $133.3 million in originations of consumer loans held for sale.

Other operating income was $1.0 million for the six months ended June 30, 2015 compared to $0.5 million for the same period in 2014. Other operating income consists of interchange fees, ATM surcharge income, and loan servicing fees.

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

Three months ended June 30, 2015 vs. three months ended June 30, 2014. Total noninterest expense was $6.7 million for the three months ended June 30, 2015, an increase of $1.0 million, or 16.6%, from $5.7 million for the same period in 2014. This increase was primarily a result of increased costs associated with the opening of our Highland Road branch in Baton Rouge, Louisiana during the third quarter of 2014 and our organic growth.

Six months ended June 30, 2015 vs. six months ended June 30, 2014. Total noninterest expense was $13.1 million for the six months ended June 30, 2015, an increase of $2.0 million, or 17.9%, from $11.1 million for the same period in 2014. This increase was primarily a result of increased costs associated with the opening of our Highland Road branch in Baton Rouge, Louisiana during the third quarter of 2014, our organic growth, including the addition of 11 full time employees, as well as costs related to the Company’s implementation of Sarbanes-Oxley compliance.

Income Tax Expense

Income tax expense for the three months ended June 30, 2015 was $1.0 million, an increase of $0.5 million from $0.5 million for the three months ended June 30, 2014. The effective tax rate for the three months ended June 30, 2015 and 2014 was 34.4% and 32.5%, respectively.

Income tax expense for the six months ended June 30, 2015 was $1.9 million, an increase of $1.0 million from $0.9 million for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015 and 2014 was 33.7% and 32.5%, respectively.

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

At June 30, 2015 and December 31, 2014, there were no loans classified as doubtful or loss, while there were $5.0 million and $5.6 million of loans classified as substandard at June 30, 2015 and December 31, 2014, respectively, and $1.1 million and $0.5 million, respectively, of loans classified as special mention as of such dates. Of the $6.1 million in total substandard and special mention loans at June 30, 2015, $2.8 million were acquired in the FCB acquisition and marked to fair value at the time of their acquisition, while $3.7 million of the $6.1 million of total substandard and special mention loans at December 31, 2014 were acquired in the FCB acquisition and marked to fair value.

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

If our collection efforts are unsuccessful, collateral securing loans may be repossessed and sold or, for loans secured by real estate, foreclosure proceedings initiated. The collateral is sold at public auction for fair market value (based upon recent appraisals), with fees associated with the foreclosure being deducted from the sales price. The purchase price is applied to the outstanding loan balance. If the loan balance is greater than the sales proceeds, the deficient balance is charged-off against the allowance.

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $5.7 million at June 30, 2015, an increase from $4.6 million at December 31, 2014, as we increased our loan loss provisioning to reflect our organic loan growth.

The provision for loan losses is a charge to income in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For both the three months ended June 30, 2015 and 2014, the provision for loan losses was $0.4 million. For the six months ended June 30, 2015 and 2014, the provision for loan losses was $1.1 million and $0.7 million, respectively. The increase over the six-month comparative period is due primarily to the overall growth in our loan portfolio, including our commercial real estate loans.

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

Impaired loans at June 30, 2015 were $3.8 million, including impaired loans acquired in the FCB acquisition in the amount of $1.5 million, and $3.6 million, including impaired loans acquired in the FCB acquisition in the amount of $1.3 million, at December 31, 2014. At June 30, 2015 and December 31, 2014, $0.2 million and $0.1 million of the allowance for loan losses was specifically allocated to impaired loans.

Acquired loans that are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. Total loans acquired from FCB had a carrying value of $78.4 million and a fair value of $77.5 million on the acquisition date, and of these loans, $4.9 million were acquired with deteriorated credit quality. At June 30, 2015, the carrying value of these loans was $2.7 million. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. Because ASC 310-30 does not permit carry over or recognition of an allowance for loan losses, we may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses if future cash flows deteriorate below initial projections.

The table below presents the allocation of the allowance for loan losses by loan category at the dates indicated (dollars in thousands).

	June 30, 2015	December 31, 2014
Construction and development	$636	$526
1-4 Family	1,118	909
Multifamily	180	137
Farmland	21	18
Commercial real estate	2,142	1,571
Total mortgage loans on real estate	4,097	3,161
Commercial and industrial	392	390
Consumer	1,239	1,079
Total	$5,728	$4,630

As discussed above, the balance in the allowance for loan losses is principally influenced by the provision for loan losses and by net loan loss experience. Additions to the allowance are charged to the provision for loan losses. Losses are charged to the allowance as incurred and recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected. The table below reflects the activity in the allowance for loan losses for the periods indicated (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Allowance at beginning of period	$5,379	$3,530	$4,630	$3,380
Provision for loan losses	400	448	1,100	693
Charge-offs:
Mortgage loans on real estate:
Construction and development	(4)	-	(9)	-
1-4 Family	-	-	-	(30)
Commercial real estate	-	-	-	(3)
Commercial and industrial	-	(16)	(56)	(16)
Consumer	(92)	(94)	(173)	(169)
Total charge-offs	(96)	(110)	(238)	(218)
Recoveries
Mortgage loans on real estate:
Construction and development	14	-	15	1
1-4 Family	1	1	4	1
Commercial and industrial	17	-	197	-
Consumer	13	13	20	25
Total recoveries	45	14	236	27
Net charge-offs	(51)	(96)	(2)	(191)
Balance at end of period	$5,728	$3,882	$5,728	$3,882

Net charge-offs to:
Loans - average	0.01%	0.02%	0.00%	0.03%
Allowance for loan losses	0.89%	2.47%	0.03%	4.92%
Allowance for loan losses to:
Total loans	0.85%	0.69%	0.85%	0.69%
Nonperforming loans	213%	296%	213%	296%

The allowance for loan losses to total loans ratio increased to 0.85% at June 30, 2015 compared to 0.69% at June 30, 2014. The allowance for loan losses to nonperforming loans ratio decreased to 213% at June 30, 2015 from 296% at June 30, 2014.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the three and six months ended June 30, 2015 were $51,000 and $2,000, respectively, equal to 0.01% and 0.00%, respectively, of our average loan balance as of that date. Net charge-offs for the three and six months ended June 30, 2014 were $0.1 million and $0.2 million, respectively, equal to 0.02% and 0.03%, respectively, of our average loan balance as of that date. The decrease in net charge-offs for the three and six months ended June 30, 2015 compared to the same period in 2014 is due to a recovery of $0.2 million during the first quarter of 2015. For the three and six months ended June 30, 2015 and 2014, the majority of our charge-offs were consumer loans. Net charge-offs of our consumer loans as a percentage of average consumer loans for the three and six months ended June 30, 2015 were 0.05% and 0.09%, respectively, while net charge-offs of our consumer loans as a percentage of average consumer loans for the three and six months ended June 30, 2014 were 0.04% and 0.08%, respectively.

Management believes the allowance for loan losses at June 30, 2015 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially, adversely affected to the extent that the allowance is insufficient to cover such changes or events.

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

Loans classified as TDRs, consisting of ten credits, totaled approximately $1.5 million at June 30, 2015 compared to seven credits totaling $0.6 million at December 31, 2014. Nine of the ten TDRs were acquired from FCB and were considered restructured loans due to a modification of terms through adjustments to maturity. One restructured loan was considered a TDR due to a modification of terms through principal payment forbearance, paying interest only for a specified period of time. As of June 30, 2015, two of the restructured loans with a balance of $0.4 million were in default of their modified terms and had been placed on nonaccrual. As of December 31, 2014, one of the restructured loans with a balance of $0.4 million was in default of its modified terms and had been placed on nonaccrual. As of June 30, 2015, there were no loans restructured as TDRs during the previous twelve months that subsequently defaulted during the six months ended June 30, 2015.

The following table shows the principal amounts of nonperforming and restructured loans as of June 30, 2015 and December 31, 2014. Any restructured loans that were subsequently placed on nonaccrual are included in the nonaccrual balances. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	June 30, 2015	December 31, 2014
Nonaccrual loans	$2,687	$3,340
Accruing loans past due 90 days or more	-	-
Total nonperforming loans	2,687	3,340
Restructured loans	1,116	227
Total nonperforming and restructured loans	$3,803	$3,567
Interest income recognized on nonperforming and restructured loans	49	105
Interest income foregone on nonperforming and restructured loans	122	169

Of our total nonaccrual loans at June 30, 2015 and December 31, 2014, $1.1 million for both periods were acquired in the FCB acquisition. Nonperforming loans outstanding represented 0.40% of total loans at June 30, 2015. Nonperforming loans other than those acquired through an acquisition and nonperforming acquired loans represented 0.24% and 0.16%, respectively, of total loans at such date. Nonperforming loans outstanding, including acquired loans, represented 0.54% of total loans at December 31, 2014.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. Other real estate owned with a cost basis of $0.1 million and $0.6 million was sold during the three and six months ended June 30, 2015, resulting in a net gain of $7,000 and $6,000, respectively, for the periods. For the three and six months ended June 30, 2014, other real estate owned with a cost basis of $0.4 million and $0.5 million was sold resulting in a net loss of $5,000 and $7,000, respectively, for the periods.

At June 30, 2015, $1.0 million of our other real estate owned was related to our acquisition of FCB compared to $1.3 million at December 31, 2014. In connection with our acquisition of FCB, the Bank agreed to share with the former FCB shareholders the proceeds that we receive in connection with the sale of one piece of property, which had a carrying value and a fair market value of $0.6 million as of both June 30, 2015 and December 31, 2014. Under this arrangement, if this property is sold within four years of the closing date of our acquisition of FCB, then we are entitled to retain the first $0.7 million of the sale proceeds plus an amount necessary to cover our selling expenses, with the remaining proceeds, if any, to be paid to former FCB shareholders. After the fourth anniversary of the closing date, which is May 1, 2017, we are entitled to retain all sales proceeds arising upon the sale of this property.

The following table provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	June 30, 2015	December 31, 2014

Construction and development	$2,171	$2,130
1-4 Family	348	605
Total other real estate owned	$2,519	$2,735

The table below shows the activity in other real estate owned for the periods presented (dollars in thousands).

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Balance, beginning of period	$2,735	$3,515
Transfers from loans	319	-
Transfers from acquired loans	45	480
Sales of other real estate owned	(556)	(546)
Write-downs	(24)	(26)
Balance, end of period	$2,519	$3,423

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At June 30, 2015 the Bank was within the policy guidelines.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of June 30, 2015
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+400	(14.66)%
+300	(10.85)%
+200	(6.17)%
+100	(3.60)%
-100	1.91%
-200	(1.34)%
-300	(5.26)%
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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At June 30, 2015 and December 31, 2014, 63% and 67% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At June 30, 2015, securities with a carrying value of $69.6 million were pledged to secure deposits, borrowings, and other liabilities, compared to $63.1 million in pledged securities as of December 31, 2014.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2015, the balance of our outstanding advances with the FHLB was $79.1 million, a decrease from $125.8 million at December 31, 2014. The total amount of the remaining credit available to us from the FHLB at June 30, 2015 was $208.6 million. Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by U.S. Treasury and agency securities. We had $15.1 million of repurchase agreements outstanding as of June 30, 2015, compared to $12.3 million of outstanding repurchase agreements as December 31, 2014. Finally, we maintain lines of credit with other commercial banks totaling $35.0 million. The lines of credit are unsecured, uncommitted lines of credit. The lines of credit mature at various times within the next twelve months.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. We do not hold any brokered deposits, as defined for federal regulatory purposes, although we do hold QwikRate® deposits which we obtain via the internet to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At June 30, 2015, we held $81.9 million of QwikRate® deposits, an increase from $52.7 million at December 31, 2014.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three and six months ended June 30, 2015 and 2014:

	Percentage of Total		Cost of Funds		Percentage of Total		Cost of Funds
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Noninterest-bearing demand deposits	10%	11%	-%	-%	10%	10%	-%	-%
Interest-bearing demand deposits	29	26	0.64	0.63	28	26	0.63	0.63
Savings accounts	7	8	0.68	0.68	7	9	0.68	0.69
Time deposits	44	44	1.00	1.00	44	45	1.00	1.00
Short-term borrowings	5	5	0.17	0.24	6	4	0.18	0.21
Long-term borrowed funds	5	6	0.92	0.92	5	6	0.87	0.95
Total deposits and borrowed funds	100%	100%	0.73%	0.73%	100%	100%	0.71%	0.74%
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

The Company and the Bank each were in compliance with all regulatory capital requirements as of June 30, 2015 and December 31, 2014. The Bank also was considered “well-capitalized” under the FDIC’s prompt corrective action regulations as of all of these dates. The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands):

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio(1)	Amount	Ratio(1)

June 30, 2015
Investar Holding Corporation:
Tier 1 leverage capital	$107,725	12.16%	-	-
Common equity tier 1 capital	$104,225	12.92%	-	-
Tier 1 capital	$107,725	13.35%	-	-
Total capital	$113,453	14.06%	-	-
Investar Bank:
Tier 1 leverage capital	$103,697	11.72%	$44,251	5.00%
Common equity tier 1 capital	$103,697	12.87%	$52,387	6.50%
Tier 1 capital	$103,697	12.87%	$64,476	8.00%
Total capital	$109,425	13.58%	$80,595	10.00%

December 31, 2014
Investar Holding Corporation:
Tier 1 leverage capital	$103,535	12.61%	-	-
Tier 1 capital	$103,535	13.79%	-	-
Total capital	$108,165	14.41%	-	-
Investar Bank:
Tier 1 leverage capital	$73,870	9.00%	$41,026	5.00%
Tier 1 capital	$73,870	9.86%	$44,959	6.00%
Total capital	$78,500	10.48%	$74,931	10.00%

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

	June 30, 2015	December 31, 2014

Commitments to extend credit:
Loan commitments	$104,505	$90,946
Standby letters of credit	473	534

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

For the six months ended June 30, 2015 and for the year ended December 31, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended June 30, 2015:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
April 1, 2015 to April 30, 2015	-	$-	-	250,000
May 1, 2015 to May 31, 2015	83	15.81	-	250,000
June 1, 2015 to June 30, 2015	-	-	-	250,000
	83	$15.81	-	250,000
(1)	Represents shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.
(2)

On February 19, 2015, the Company announced that its board of directors had authorized the repurchase of up to 250,000 shares of the Company’s common stock in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws. No such purchases occurred in the second quarter of 2015.

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

INVESTAR HOLDING CORPORATION

Date: August 7, 2015	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	/s/ Christopher L. Hufft
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