Form 10-Q
period 2015-09-30
Investar Holding Corp
filed 2015-11-06
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 7,264,261 shares outstanding as of November 6, 2015.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q, or in other documents that Investar Holding Corporation (the “Company”) files with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and similar expressions or the negative version of those words are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. The Company’s forward-looking statements are based on assumptions and estimates that management believes to be reasonable in light of the information available at the time such statements are made. However, many of the matters addressed by these statements are inherently uncertain and could be affected by many factors beyond management’s control. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•	business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate;

•our ability to achieve organic loan and deposit growth, and the composition of that growth;

•	changes (or the lack of changes) in interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing;

•the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;

•our dependence on our management team, and our ability to attract and retain qualified personnel;

•	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers;

•inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;

•the concentration of our business within our geographic areas of operation in Louisiana; and

•concentration of credit exposure.

These factors should not be construed as exhaustive. Additional information on these and other risk factors can be found in Item 1A. “Risk Factors” and Item 7. “Special Note Regarding Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and due from banks	$6,595	$5,519
Interest-bearing balances due from other banks	13,058	13,493
Federal funds sold	223	500
Cash and cash equivalents	19,876	19,512

Available for sale securities at fair value (amortized cost of $84,218 and $69,838, respectively)	84,566	70,299
Held to maturity securities at amortized cost (estimated fair value of $27,486 and $22,301, respectively)	27,525	22,519
Loans held for sale	55,653	103,396
Loans, net of allowance for loan losses of $5,911 and $4,630, respectively	704,650	618,160
Other equity securities	4,899	5,566
Bank premises and equipment, net of accumulated depreciation of $5,796 and $3,964, respectively	29,916	28,538
Other real estate owned, net	1,178	2,735
Accrued interest receivable	2,560	2,435
Deferred tax asset	1,803	1,097
Goodwill and other intangibles	3,185	3,216
Other assets	1,936	1,881
Total assets	$937,747	$879,354

LIABILITIES
Deposits:
Noninterest-bearing	$94,533	$70,217
Interest-bearing	635,901	557,901
Total deposits	730,434	628,118
Advances from Federal Home Loan Bank	47,900	125,785
Repurchase agreements	34,648	12,293
Note payable	3,609	3,609
Accrued taxes and other liabilities	13,028	6,165
Total liabilities	829,619	775,970

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value per share; 5,000,000 shares authorized	-	-
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 7,264,261 and 7,262,085 shares outstanding, respectively	7,305	7,264
Treasury stock	(630)	(23)
Surplus	84,588	84,213
Retained earnings	17,257	11,809
Accumulated other comprehensive (loss) income	(392)	121
Total stockholders' equity	108,128	103,384
Total liabilities and stockholders' equity	$937,747	$879,354

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

INTEREST INCOME
Interest and fees on loans	$8,912	$7,801	$25,856	$21,595
Interest on investment securities	550	367	1,558	917
Other interest income	18	14	53	34
Total interest income	9,480	8,182	27,467	22,546

INTEREST EXPENSE
Interest on deposits	1,358	1,084	3,849	3,137
Interest on borrowings	170	98	387	292
Total interest expense	1,528	1,182	4,236	3,429
Net interest income	7,952	7,000	23,231	19,117

Provision for loan losses	400	505	1,500	1,198
Net interest income after provision for loan losses	7,552	6,495	21,731	17,919

NONINTEREST INCOME
Service charges on deposit accounts	95	85	286	221
Gain on sale of investment securities, net	334	63	468	228
(Loss) gain on sale of real estate owned, net	(147)	245	(141)	238
Gain on sale of loans, net	1,023	1,146	3,831	2,801
Fee income on loans held for sale, net	261	85	771	250
Other operating income	601	335	1,558	797
Total noninterest income	2,167	1,959	6,773	4,535
Income before noninterest expense	9,719	8,454	28,504	22,454

NONINTEREST EXPENSE
Depreciation and amortization	362	343	1,081	973
Salaries and employee benefits	4,161	3,773	12,040	10,735
Occupancy	217	223	655	629
Data processing	389	354	1,099	940
Marketing	35	94	155	241
Professional fees	271	176	770	433
Impairment on investment in tax credit entity	54	-	54	-
Other operating expenses	1,524	1,350	4,265	3,478
Total noninterest expense	7,013	6,313	20,119	17,429
Income before income tax expense	2,706	2,141	8,385	5,025
Income tax expense	850	699	2,766	1,637
Net income	$1,856	$1,442	$5,619	$3,388

EARNINGS PER SHARE
Basic earnings per share	$0.26	$0.20	$0.78	$0.68
Diluted earnings per share	$0.26	$0.20	$0.78	$0.65
Cash dividends declared per common share	$0.01	$0.01	$0.02	$0.03

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$1,856	$1,442	$5,619	$3,388
Other comprehensive (loss) income:
Unrealized gains on investment securities:
Reclassification of realized gains, net of tax expense of $117, $22, $164 and $78, respectively	(218)	(42)	(305)	(151)
Unrealized gains (losses), available for sale, net of tax expense (benefit) of $173, $(23), $122 and $378, respectively	323	(67)	227	571
Unrealized losses, transfer from available for sale to held to maturity, net of tax benefit of $0, $0, $1 and $1, respectively	(1)	(1)	(3)	(2)
Fair value of derivative financial instruments:
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax benefit of $151, $0, $233 and $0, respectively	(281)	(5)	(432)	(5)
Total other comprehensive (loss) income	(177)	(115)	(513)	413
Total comprehensive income	$1,679	$1,327	$5,106	$3,801

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

					Accumulated
					Other	Total
	Common	Treasury		Retained	Comprehensive	Stockholders'
	Stock	Stock	Surplus	Earnings	(Loss) Income	Equity
Balance, December 31, 2013	$3,943	$-	$45,281	$6,609	$(350)	$55,483
Common stock issued in offering, net of direct cost of $4,266	3,285	-	38,443	-	-	41,728
Warrants exercised	22	-	275	-	-	297
Surrendered shares	-	(17)	-	-	-	(17)
Shares repurchased	-	(6)	-	-	-	(6)
Dividends declared, $0.04 per share	-	-	-	(197)	-	(197)
Stock-based compensation	14	-	214	-	-	228
Net income	-	-	-	5,397	-	5,397
Other comprehensive income, net	-	-	-	-	471	471
Balance, December 31, 2014	$7,264	$(23)	$84,213	$11,809	$121	$103,384
Surrendered shares	-	(35)	-	-	-	(35)
Shares repurchased	-	(572)	-	-	-	(572)
Options exercised	10	-	125	-	-	135
Dividends declared, $0.02 per share	-	-	-	(171)	-	(171)
Stock-based compensation	31	-	250	-	-	281
Net income	-	-	-	5,619	-	5,619
Other comprehensive loss, net	-	-	-	-	(513)	(513)
Balance, September 30, 2015 (Unaudited)	$7,305	$(630)	$84,588	$17,257	$(392)	$108,128

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$5,619	$3,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,081	973
Amortization (accretion) of premium (discount) on securities, net	797	803
Amortization of purchase accounting adjustments	(160)	(282)
Provision for loan losses	1,500	1,198
Provision for other real estate owned	54	208
Gain on sale of securities	(468)	(228)
Loss (gain) on sale of other real estate owned	141	(238)
FHLB stock dividend	(10)	(6)
Stock-based compensation	281	155
Other	11	(3)
Loans held for sale:
Originations	(287,512)	(147,404)
Proceeds from sales	339,086	100,494
Gain on sale of loans	(3,831)	(2,801)
Net change in:
Accrued interest receivable	(125)	(142)
Deferred tax asset	(433)	(124)
Other assets	(20)	(87)
Accrued taxes and other liabilities	6,148	4,483
Net cash provided by (used in) operating activities	62,159	(39,613)

Cash flows from investing activities:
Purchases of investment securities available for sale	(50,255)	(51,453)
Purchases of investment securities held to maturity	(5,623)	(8,548)
Proceeds from the sale of investment securities available for sale	27,053	23,088
Proceeds from paydowns, redemptions and maturities of securities available for sale	8,479	6,767
Proceeds from paydowns, redemptions and maturities of securities held to maturity	582	142
Proceeds from sale of loans	-	105,241
Proceeds from redemptions of other equity securities	5,356	1,376
Purchases of other equity securities	(4,679)	(2,534)
Net increase in loans	(88,272)	(181,937)
Proceeds from sales of other real estate owned	1,726	1,285
Proceeds from sales of premises, equipment and software	-	3
Purchases of premises, equipment and software	(2,429)	(4,112)
Net cash used in investing activities	(108,062)	(110,682)

Cash flows from financing activities:
Net increase in customer deposits	102,395	89,115
Net increase in repurchase agreements	22,356	1,848
Net (decrease) increase in short-term FHLB advances	(70,639)	4,104
Proceeds from long-term FHLB advances	3,000	6,000
Repayment of long-term FHLB advances	(10,246)	(2,496)
Cash dividends paid on common stock	(162)	(145)
Proceeds from issuance of common stock in initial public offering	-	42,683
Repurchase of common stock	(572)	-
Proceeds from stock options exercised	135	-
Proceeds from stock warrants exercised	-	210
Net cash provided by financing activities	46,267	141,319

Net increase (decrease) in cash and cash equivalents	364	(8,976)
Cash and cash equivalents, beginning of period	19,512	28,203
Cash and cash equivalents, end of period	$19,876	$19,227

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2015.

Nature of Operations

Investar Holding Corporation, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank (the “Bank”), a Louisiana-chartered bank. The Company’s primary market is South Louisiana. The Company currently operates 11 full service banking offices located throughout its market and had 165 employees at September 30, 2015.

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

Recent Accounting Pronouncements

FASB ASC Topic 606 “Revenue from Contracts with Customers” Update No. 2015-14. The Financial Accounting Standards Board (the “FASB”) issued Update No. 2015-16 in August 2015 to defer the effective date of the guidance issued in Update 2014-09 in consideration of feedback received through extensive outreach with preparers, practitioners, and users of financial statements. Update 2014-09, issued in May 2014. For public entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except share data).

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net income available to common shareholders	$1,856	$1,442	$5,619	$3,388
Weighted average number of common shares outstanding used in computation of basic earnings per common share	7,217,006	7,064,806	7,218,603	4,967,393
Effect of dilutive securities:
Restricted stock	9,326	35,251	4,812	45,649
Stock options	13,980	22,811	12,385	22,811
Stock warrants	12,269	189,601	11,284	192,184
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	7,252,581	7,312,469	7,247,084	5,228,037
Basic earnings per share	$0.26	$0.20	$0.78	$0.68
Diluted earnings per share	$0.26	$0.20	$0.78	$0.65

NOTE 3. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as available for sale are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2015	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$21,347	$158	$(20)	$21,485
Obligations of state and political subdivisions	9,765	110	(34)	9,841
Corporate bonds	14,776	32	(148)	14,660
Residential mortgage-backed securities	35,143	267	(25)	35,385
Commercial mortgage-backed securities	2,011	28	-	2,039
Equity securities	1,176	18	(38)	1,156
Total	$84,218	$613	$(265)	$84,566

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$4,351	$31	$(22)	$4,360
Obligations of state and political subdivisions	11,616	181	(57)	11,740
Corporate bonds	5,416	23	(20)	5,419
Residential mortgage-backed securities	46,406	364	(15)	46,755
Commercial mortgage-backed securities	1,497	1	(7)	1,491
Equity securities	552	-	(18)	534
Total	$69,838	$600	$(139)	$70,299

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and approximate fair value of investment securities classified as held to maturity are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2015	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$3,985	$6	$(9)	$3,982
Residential mortgage-backed securities	8,770	26	(62)	8,734
Obligations of state and political subdivisions	14,770	-	-	14,770
Total	$27,525	$32	$(71)	$27,486

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$3,979	$-	$(165)	$3,814
Residential mortgage-backed securities	3,469	5	(58)	3,416
Obligations of state and political subdivisions	15,071	-	-	15,071
Total	$22,519	$5	$(223)	$22,301

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of September 30, 2015 or December 31, 2014.

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

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
September 30, 2015	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	10	$4,441	$(16)	$418	$(4)	$4,859	$(20)
Obligations of state and political subdivisions	13	2,355	(13)	1,108	(21)	3,463	(34)
Corporate bonds	21	7,703	(125)	1,227	(23)	8,930	(148)
Residential mortgage-backed securities	19	6,986	(24)	187	(1)	7,173	(25)
Commercial mortgage-backed securities	-	-	-	-	-	-	-
Equity securities	7	878	(38)	-	-	878	(38)
Total	70	$22,363	$(216)	$2,940	$(49)	$25,303	$(265)

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
December 31, 2014	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	5	$1,770	$(10)	$469	$(12)	$2,239	$(22)
Obligations of state and political subdivisions	15	813	(6)	3,021	(51)	3,834	(57)
Corporate bonds	6	1,782	(18)	547	(2)	2,329	(20)
Residential mortgage-backed securities	9	1,339	(1)	1,898	(14)	3,237	(15)
Commercial mortgage-backed securities	1	-	-	252	(7)	252	(7)
Equity securities	1	488	(18)	-	-	488	(18)
Total	37	$6,192	$(53)	$6,187	$(86)	$12,379	$(139)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents, by type and number of securities, the age of gross unrealized losses and approximate fair value by investment category for securities held to maturity as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
September 30, 2015	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	1	$-	$-	$1,984	$(9)	$1,984	$(9)
Residential mortgage-backed securities	5	2,370	(22)	2,091	(40)	4,461	(62)
Total	6	$2,370	$(22)	$4,075	$(49)	$6,445	$(71)

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
December 31, 2014	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	2	$-	$-	$3,814	$(165)	$3,814	$(165)
Residential mortgage-backed securities	3	-	-	2,343	(58)	2,343	(58)
Total	5	$-	$-	$6,157	$(223)	$6,157	$(223)

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and the Company does not intend to sell the securities. Furthermore, it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015 or December 31, 2014.

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

	Securities Available for Sale			Securities Held to Maturity
	Weighted			Weighted
	Average T.E.	Amortized	Fair	Average T.E.	Amortized	Fair
September 30, 2015	Yield	Cost	Value	Yield	Cost	Value
Due within one year	-%	$-	$-	7.17%	$620	$620
Due after one year through five years	2.00	9,344	9,396	7.17	2,815	2,815
Due after five years through ten years	2.78	22,689	22,671	7.17	4,365	4,365
Due after ten years	2.28	51,009	51,343	3.16	19,725	19,686
Total debt securities		$83,042	$83,410		$27,525	$27,486

	Securities Available for Sale			Securities Held to Maturity
	Weighted			Weighted
	Average T.E.	Amortized	Fair	Average T.E.	Amortized	Fair
December 31, 2014	Yield	Cost	Value	Yield	Cost	Value
Due within one year	1.21%	$100	$100	7.07%	$620	$620
Due after one year through five years	1.66	1,871	1,868	7.07	2,815	2,815
Due after five years through ten years	2.48	17,324	17,433	7.07	4,365	4,365
Due after ten years	2.33	49,991	50,364	3.31	14,719	14,501
Total debt securities		$69,286	$69,765		$22,519	$22,301

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. LOANS

The Company’s loan portfolio, excluding loans held for sale, consists of the following categories of loans as of the dates presented (dollars in thousands).

	September 30, 2015	December 31, 2014
Construction and development	$79,796	$71,350
1-4 Family	154,277	137,519
Multifamily	24,484	17,458
Farmland	3,009	2,919
Commercial real estate	258,974	225,058
Total mortgage loans on real estate	520,540	454,304
Commercial and industrial	67,671	54,187
Consumer	122,350	114,299
Total loans	$710,561	$622,790

The table below provides an analysis of the aging of loans as of the dates presented (dollars in thousands).

	September 30, 2015
	Past Due and Accruing
					Total Past
			90 or more		Due &
	30-59 days	60-89 days	days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$40	$31	$-	$1,074	$1,145	$78,651	$79,796
1-4 Family	356	-	-	393	749	153,528	154,277
Multifamily	-	-	-	-	-	24,484	24,484
Farmland	-	-	-	-	-	3,009	3,009
Commercial real estate	-	-	-	733	733	258,241	258,974
Total mortgage loans on real estate	396	31	-	2,200	2,627	517,913	520,540
Commercial and industrial	-	-	-	-	-	67,671	67,671
Consumer	302	96	-	411	809	121,541	122,350
Total loans	$698	$127	$-	$2,611	$3,436	$707,125	$710,561

	December 31, 2014
	Past Due and Accruing
					Total Past
			90 or more		Due &
	30-59 days	60-89 days	days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$106	$14	$-	$1,363	$1,483	$69,867	$71,350
1-4 Family	179	-	-	837	1,016	136,503	137,519
Multifamily	-	-	-	-	-	17,458	17,458
Farmland	-	-	-	-	-	2,919	2,919
Commercial real estate	-	-	-	749	749	224,309	225,058
Total mortgage loans on real estate	285	14	-	2,949	3,248	451,056	454,304
Commercial and industrial	2	-	-	178	180	54,007	54,187
Consumer	239	47	-	213	499	113,800	114,299
Total loans	$526	$61	$-	$3,340	$3,927	$618,863	$622,790

On October 1, 2011, the Bank acquired South Louisiana Business Bank (“SLBB”), a full service commercial bank headquartered in Prairieville, Louisiana. On May 1, 2013, the Bank acquired First Community Bank (“FCB”), a full service commercial bank headquartered in Hammond, Louisiana.

Total loans at September 30, 2015 include approximately $39.5 million of loans acquired in the FCB and SLBB acquisitions that were recorded at fair value as of their respective acquisition dates. Included in the acquired loan balances at September 30, 2015 were approximately $0.2 million in loans 30-59 days past due and $1.0 million in nonaccrual loans.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total loans at December 31, 2014 include approximately $45.0 million of loans acquired in the FCB and SLBB acquisitions that were recorded at fair value as of their respective acquisition dates. Included in the acquired loan balances at December 31, 2014 were approximately $0.3 million in loans 30-59 days past due and $1.1 million in nonaccrual loans.

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

The table below presents the Company’s loan portfolio by category and credit quality indicator as of the dates presented (dollars in thousands).

	September 30, 2015
		Special
	Pass	Mention	Substandard	Total
Construction and development	$78,678	$15	$1,103	$79,796
1-4 Family	152,264	723	1,290	154,277
Multifamily	23,626	-	858	24,484
Farmland	3,009	-	-	3,009
Commercial real estate	257,593	-	1,381	258,974
Total mortgage loans on real estate	515,170	738	4,632	520,540
Commercial and industrial	67,671	-	-	67,671
Consumer	121,390	508	452	122,350
Total loans	$704,231	$1,246	$5,084	$710,561

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

The Company had no loans that were classified as doubtful or loss as of September 30, 2015 or December 31, 2014.

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were approximately $390.4 million and $189.6 million as of September 30, 2015 and December 31, 2014, respectively.

In the ordinary course of business, the Company makes loans to its executive officers, principal stockholders, directors and to companies in which these individuals are principal owners. Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to approximately $24.1 million and $22.8 million as of September 30, 2015 and December 31, 2014, respectively. These loans are all current and performing according to the original terms. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company or the Bank and did not involve more than normal risk of collectability or present other unfavorable features.

The table below shows the aggregate amount of loans to such related parties as of the dates presented (dollars in thousands).

	September 30, 2015	December 31, 2014
Balance, beginning of period	$22,750	$11,781
New loans	3,649	15,277
Repayments	(2,298)	(4,308)
Balance, end of period	$24,101	$22,750

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

Acquired
Impaired
Carrying value, net at December 31, 2013	$4,032
Accretion to interest income	161
Net transfers from (to) nonaccretable difference to (from) accretable yield	316
Payments received, net	(1,044)
Charge-offs	(59)
Transfers to real estate owned	(628)
Carrying value, net at December 31, 2014	$2,778
Accretion to interest income	103
Net transfers from (to) nonaccretable difference to (from) accretable yield	104
Payments received, net	(172)
Charge-offs	(61)
Transfers to real estate owned	(45)
Carrying value, net at September 30, 2015	$2,707

The table below shows the changes in the accretable yield on acquired impaired loans for the periods presented (dollars in thousands).

Acquired
Impaired
Balance, period ended December 31, 2013	$270
Net transfers from (to) nonaccretable difference to (from) accretable yield	316
Accretion	(161)
Balance, period ended December 31, 2014	$425
Net transfers from (to) nonaccretable difference to (from) accretable yield	104
Accretion	(103)
Balance, period ended September 30, 2015	$426

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The table below shows a summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands).

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance, beginning of period	$5,728	$3,882	$4,630	$3,380
Provision for loan losses	400	505	1,500	1,198
Charge-offs	(229)	(103)	(467)	(321)
Recoveries	12	44	248	71
Balance, end of period	$5,911	$4,328	$5,911	$4,328

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables outline the activity in the allowance for loan losses by collateral type for the three and nine months ended September 30, 2015 and 2014, and show both the allowances and portfolio balances for loans individually and collectively evaluated for impairment as of September 30, 2015 and 2014 (dollars in thousands).

	Three months ended September 30, 2015
	Construction &		1-4		Commercial	Commercial &
	Development	Farmland	Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$636	$21	$1,118	$180	$2,142	$392	$1,239	5,728
Provision	22	1	138	33	(112)	103	215	400
Charge-offs	(5)	-	(60)	-	-	(2)	(162)	(229)
Recoveries	6	-	2	-	-	-	4	12
Ending balance	$659	$22	$1,198	$213	$2,030	$493	$1,296	$5,911

	Three months ended September 30, 2014
	Construction &		1-4		Commercial	Commercial &
	Development	Farmland	Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$467	$11	$679	$120	$1,418	$293	$894	3,882
Provision	114	-	97	(6)	370	(25)	(45)	505
Charge-offs	-	-	(35)	-	1	-	(69)	(103)
Recoveries	-	-	1	-	1	16	26	44
Ending balance	$581	$11	$742	$114	$1,790	$284	$806	$4,328

	Nine months ended September 30, 2015
	Construction &		1-4		Commercial	Commercial &
	Development	Farmland	Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$526	$18	$909	$137	$1,571	$390	$1,079	4,630
Provision	126	4	343	76	459	(36)	528	1,500
Charge-offs	(14)	-	(60)	-	-	(58)	(335)	(467)
Recoveries	21	-	6	-	-	197	24	248
Ending balance	$659	$22	$1,198	$213	$2,030	$493	$1,296	$5,911
Ending allowance balance for loans individually evaluated for impairment	-	-	-	-	-	-	126	126
Ending allowance balance for loans collectively evaluated for impairment	$659	$22	$1,198	$213	$2,030	$493	$1,170	$5,785
Ending allowance balance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Balance of loans individually evaluated for impairment	$1,118	$-	$2,013	$858	$1,381	$-	$960	$6,330
Balance of loans collectively evaluated for impairment	78,678	3,009	152,264	23,626	257,593	67,671	121,390	704,231
Total period-end balance	$79,796	$3,009	$154,277	$24,484	$258,974	$67,671	$122,350	$710,561
Balance of loans acquired with deteriorated credit quality	$743	$-	$854	$1,069	$-	$-	$41	$2,707

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine months ended September 30, 2014
	Construction &		1-4		Commercial	Commercial &
	Development	Farmland	Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$420	$4	$567	$101	$992	$397	$899	$3,380
Provision	160	7	238	13	799	(113)	94	1,198
Charge-offs	-	-	(65)	-	(2)	(16)	(238)	(321)
Recoveries	1	-	2	-	1	16	51	71
Ending balance	$581	$11	$742	$114	$1,790	$284	$806	$4,328
Ending allowance balance for loans individually evaluated for impairment	-	-	-	-	-	-	75	75
Ending allowance balance for loans collectively evaluated for impairment	$581	$11	$742	$114	$1,790	$284	$731	$4,253
Ending allowance balance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Balance of loans individually evaluated for impairment	$1,400	$-	$1,634	$1,058	$260	$189	$305	$4,846
Balance of loans collectively evaluated for impairment	60,942	2,249	130,319	15,607	208,608	44,110	114,760	576,595
Total period-end balance	$62,342	$2,249	$131,953	$16,665	$208,868	$44,299	$115,065	$581,441
Balance of loans acquired with deteriorated credit quality	$1,156	$-	$834	$1,058	$-	$-	$46	$3,094

Impaired Loans

The Company considers a loan to be impaired when, based on current information and events, the Company determines that it will not be able to collect all amounts due according to the loan agreement, including scheduled interest payments. Generally, those loans rated special mention or lower are evaluated for impairment each quarter. Determination of impairment is treated the same across all classes of loans. When the Company identifies a loan as impaired, it measures the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loans is the operation or liquidation of the collateral. In these cases when foreclosure is probable, the Company uses the current fair value of the collateral, less selling costs, instead of discounted cash flows. If the Company determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), the Company recognizes impairment through an allowance estimate or a charge-off to the allowance for loan losses.

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

As of September 30, 2015 and December 31, 2014, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

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

	September 30, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Construction and development	$1,258	$1,257	$-
1-4 Family	1,398	1,392	-
Commercial real estate	1,266	1,265	-
Total mortgage loans on real estate	3,922	3,914	-
Commercial and industrial	-	-	-
Consumer	155	155	-
Total	4,077	4,069	-

With related allowance recorded:
Consumer	297	297	126
Total	297	297	126

Total loans:
Construction and development	1,258	1,257	-
1-4 Family	1,398	1,392	-
Commercial real estate	1,266	1,265	-
Total mortgage loans on real estate	3,922	3,914	-
Commercial and industrial	-	-	-
Consumer	452	452	126
Total	$4,374	$4,366	$126

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three months ended
	September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$1,259	$5	$1,410	$19
1-4 Family	2,073	11	1,665	31
Multifamily	-	-	1,060	18
Commercial real estate	1,266	2	263	4
Total mortgage loans on real estate	4,598	18	4,398	72
Commercial and industrial	13	43	191	-
Consumer	199	10	73	1
Total	4,810	71	4,662	73

With related allowance recorded:
Consumer	280	5	241	4
Total	280	5	241	4

Total loans:
Construction and development	1,259	5	1,410	19
1-4 Family	2,073	11	1,665	31
Multifamily	-	-	1,060	18
Commercial real estate	1,266	2	263	4
Total mortgage loans on real estate	4,598	18	4,398	72
Commercial and industrial	13	43	191	-
Consumer	479	15	314	5
Total	$5,090	$76	$4,903	$77

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the nine months ended
	September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$1,384	$13	$1,417	$40
1-4 Family	1,551	34	1,711	61
Multifamily	-	-	1,028	49
Commercial real estate	915	4	270	10
Total mortgage loans on real estate	3,850	51	4,426	160
Commercial and industrial	88	45	362	-
Consumer	223	19	78	5
Total	4,161	115	4,866	165

With related allowance recorded:
Consumer	202	15	241	4
Total	202	15	241	4

Total loans:
Construction and development	1,384	13	1,417	40
1-4 Family	1,551	34	1,711	61
Multifamily	-	-	1,028	49
Commercial real estate	915	4	270	10
Total mortgage loans on real estate	3,850	51	4,426	160
Commercial and industrial	88	45	362	-
Consumer	425	34	319	9
Total	$4,363	$130	$5,107	$169

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

Loans classified as TDRs, consisting of eleven credits, totaled approximately $2.1 million at September 30, 2015 compared to seven credits totaling approximately $0.6 million at December 31, 2014. Nine of the eleven TDRs were acquired from FCB. Ten of the eleven credits were considered TDRs due to modification of terms through adjustments to maturity and one was considered a TDR due to modification of terms through principal payment forbearance, paying interest only for a specified period of time. Nine of the eleven TDRs are currently performing in accordance with their modified terms. Two TDRs were in default of their modified terms as of the date these financial statements were issued and are included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is evaluated by applying qualitative factors.

As of September 30, 2015 and December 31, 2014, the Company was not committed to lend additional funds to any customer whose loan was classified as a TDR.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the TDR pre- and post-modification outstanding recorded investments by loan categories for loans modified during the nine month periods ended September 30, 2015 and 2014 (dollars in thousands).

	September 30, 2015			September 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Construction and development	1	$29	$29	3	$377	$377
1-4 Family	3	1,006	1,006	1	359	359
Commercial and industrial	1	533	533	1	2	2
Consumer	-	-	-	1	47	47
Total		$1,568	$1,568		$785	$785

During the three months ended September 30, 2015, one commercial and industrial loan in the amount of $0.5 million and one 1-4 family loan in the amount of $0.1 million were modified as TDRs.

There were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three and nine months ended September 30, 2015 and 2014.

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

Stock Options

The Company uses a Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. Stock option expense in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2015 was $42,000 and $0.1 million respectively, and $31,000 for both the three and nine months ended September 30, 2014.

The assumptions presented below were used for the options granted during the nine months ended September 30, 2015.

Expected dividends	0.17%
Expected volatility	18.48%
Risk-free interest rate	1.79%
Expected term (in years)	7.0
Weighted-average grant date fair value	$3.75

At September 30, 2015, there was $0.8 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 4.7 years.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes stock option activity for the periods presented.

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Number	Weighted-Average	Number	Weighted-Average
	of Options	Exercise Price	of Options	Exercise Price

Outstanding at beginning of period	238,811	$13.94	22,811	$13.33
Granted	64,333	15.74	216,000	14.00
Forfeited	(14,667)	14.00	-	-
Exercised	(10,125)	13.33	-	-
Outstanding at end of period	278,352	$14.37	238,811	$13.94
Exercisable at end of period	47,351	$13.82	22,811	$13.33

At September 30, 2015, the shares underlying outstanding stock options and exercisable stock options had aggregate intrinsic values of $0.3 million and $79,000, respectively.

Time Vested Restricted Stock Awards

During the nine months ended September 30, 2015 and 2014, the Company issued shares of time vested restricted stock with vesting terms ranging from two to six years. The total share-based compensation expense to be recognized for these awards is determined based on the market price of the Company’s common stock at the grant date applied to the total number of shares awarded and is amortized over the vesting period.

The table below summarizes the time vested restricted stock award activity for the periods presented.

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Shares	Weighted Avg Grant Date Fair Value	Shares	Weighted Avg Grant Date Fair Value

Balance at beginning of period	42,889	$13.96	44,090	$13.99
Granted	33,757	15.40	9,917	14.00
Forfeited	(2,670)	14.19	-	-
Earned and issued	(9,638)	14.01	(12,264)	13.98
Balance at end of period	64,338	$14.71	41,743	$14.00

At September 30, 2015, there was $0.8 million of unrecognized compensation cost related to time vested restricted stock awards that is expected to be recognized over a weighted average period of 3.6 years.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company currently holds interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is 4.8 years. The total notional amount of the derivative contracts is $20.0 million.

For the three and nine months ended September 30, 2015, a loss of $0.3 million and $0.4 million, respectively, has been recognized in other comprehensive income in the accompanying consolidated statements of comprehensive income for the change in fair value of the interest rate swaps. The swap contracts had a negative fair value of $1.0 million as of September 30, 2015 and has been recorded

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

in accrued taxes and other liabilities in the accompanying consolidated balance sheets. The loss of $0.6 million included in accumulated other comprehensive income would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contracts.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Estimated	Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Assets:
Obligations of other U.S. government agencies	$21,485	$-	$21,485	$-
Obligations of state and political subdivisions	9,841	-	9,841	-
Corporate bonds	14,660	-	14,660	-
Residential mortgage-backed securities	35,385	-	35,385	-
Commercial mortgage-backed securities	2,039	-	2,039	-
Equity securities	1,156	1,156	-	-
Total assets	$84,566	$1,156	$83,410	$-
Liabilities:
Derivative financial instruments	$973	$-	$973	$-

December 31, 2014
Assets:
Obligations of other U.S. government agencies	$4,360	$-	$4,360	$-
Obligations of state and political subdivisions	11,740	-	11,740	-
Corporate bonds	5,419	-	5,419	-
Residential mortgage-backed securities	46,755	-	46,755	-
Commercial mortgage-backed securities	1,491	-	1,491	-
Equity securities	534	534	-	-
Total assets	$70,299	$534	$69,765	$-
Liabilities:
Derivative financial instruments	$303	$-	$303	$-

Fair Value of Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Estimated	Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Loans held for sale	$55,653	$-	$-	$55,653
Impaired loans	4,240	-	-	4,240
Other real estate owned	1,178	-	-	1,178
Total	$61,071	$-	$-	$61,071

December 31, 2014
Loans held for sale	$103,396	$-	$-	$103,396
Impaired loans	3,497	-	-	3,497
Other real estate owned	2,735	-	-	2,735
Total	$109,628	$-	$-	$109,628

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no liabilities measured on a nonrecurring basis at September 30, 2015 or December 31, 2014.

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	September 30, 2015
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$19,653	$19,653	$19,653	$-	$-
Federal funds sold	223	223	223	-	-
Investment securities	112,091	112,052	1,156	110,896	-
Other equity securities	4,899	4,899	-	4,899	-
Loans, net of allowance	760,303	764,810	-	-	764,810
Accrued interest receivable	2,560	2,560	2,560	-	-

Financial liabilities:
Deposits, noninterest-bearing	$94,533	$92,234	$-	$92,234	$-
Deposits, interest-bearing	635,901	641,158	-	-	641,158
FHLB short-term advances and repurchase agreements	68,050	68,050	-	68,050	-
FHLB long-term advances	14,498	14,459	-	-	14,459
Other long-term borrowed funds	3,609	3,608	-	-	3,608
Accrued interest payable	331	331	331	-	-
Derivative financial instruments	973	973	-	973	-

	December 31, 2014
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$19,012	$19,012	$19,012	$-	$-
Federal funds sold	500	500	500	-	-
Investment securities	92,818	92,600	534	92,066	-
Other equity securities	5,566	5,566	-	5,566	-
Loans, net of allowance	721,556	722,675	-	-	722,675
Accrued interest receivable	2,435	2,435	2,435	-	-

Financial liabilities:
Deposits, noninterest-bearing	$70,217	$70,217	$-	$70,217	$-
Deposits, interest-bearing	557,901	560,667	-	-	560,667
FHLB short-term advances and repurchase agreements	116,632	116,632	-	116,632	-
FHLB long-term advances	21,446	21,493	-	-	21,493
Other long-term borrowed funds	3,609	3,608	-	-	3,608
Accrued interest payable	284	284	284	-	-
Derivative financial instruments	303	303	-	303	-

NOTE 9. INCOME TAXES

The expense for income taxes and the effective tax rate included in the consolidated statements of operations are shown in the table below for the periods presented (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Income tax expense	$850	$699	$2,766	$1,637
Effective tax rate	31.4%	32.6%	33.0%	32.6%

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effective tax rates differ from the statutory tax rate of 35% largely due to tax credits and tax exempt interest income earned on certain investment securities. During the three and nine months ended September 30, 2015, the Company recorded an additional tax credit related to its investment in a tax credit entity in December 2014 whose purpose was to invest in a Federal Historic Rehabilitation tax credit project. The Company recognized a tax credit of $72,000, reducing tax expense for the three and nine month periods ending September 30, 2015.

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

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	September 30, 2015	December 31, 2014
Loan commitments	$99,996	$90,946
Standby letters of credit	429	534
Total	$100,425	$91,480

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on the consolidated financial condition and results of operations of Investar Holding Corporation (the “Company,” “we,” “our,” or “us”) and its wholly-owned subsidiary, Investar Bank (the “Bank”). The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included herein, and the audited consolidated financial statements for the year ended December 31, 2014, including the notes thereto, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K that the Company filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015.

Overview

Through our wholly-owned subsidiary Investar Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses in our primary areas of operation in South Louisiana: Baton Rouge, New Orleans, Lafayette, Hammond and their surrounding metropolitan areas. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. Our strategy includes organic growth through high quality loans and growth through acquisitions. We currently operate 11 full service branches, including a branch in Baton Rouge, Louisiana opened in August 2014. We have one new branch under construction in Gonzales, Louisiana and in September 2015, acquired land and a building for an additional branch in New Orleans. We continue to focus on growing our deposit base in our markets. We completed acquisitions in 2011 and 2013 and regularly review acquisition opportunities.

Our principal business is lending to and accepting deposits from individuals and small to medium-sized businesses in our areas of operation. We generate our income principally from interest on loans and, to a lesser extent, our securities investments, as well as from fees charged in connection with our various loan and deposit services and gains on the sales of loans and securities. Our principal expenses are interest expense on interest-bearing customer deposits and borrowings, salaries, employee benefits, occupancy costs, data processing, and other operating expenses. We measure our performance through our net interest margin, return on average assets, and return on average equity, among other metrics, while seeking to maintain appropriate regulatory leverage and risk-based capital ratios.

For the three months ended September 30, 2015, net income was $1.8 million, or $0.26 per basic and diluted share, compared to net income of $1.4 million, or $0.20 per basic and diluted share for the three months ended September 30, 2014, primarily due to an increase in net interest income. For the three months ended September 30, 2015, our net interest margin was 3.52%, return on average assets was 0.78% and return on average equity was 6.83%. From December 31, 2014 to September 30, 2015, total loans increased $87.8 million, or 14.1%, and total deposits increased $102.3 million, or 16.3%. Nonperforming loans to total loans decreased to 0.37% at September 30, 2015 from 0.54% at December 31, 2014. As of September 30, 2015, our holding company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations.

Discussion and Analysis of Financial Condition

Loans

General. Loans, excluding loans held for sale, or total loans, constitute our most significant asset, comprising 75.8% and 70.8% of our total assets at September 30, 2015 and December 31, 2014, respectively. Total loans increased $87.8 million, or 14.1%, to $710.6 million at September 30, 2015 from $622.8 million at December 31, 2014 as a result of organic loan growth in our markets. Commercial and industrial loan growth remains a focus and has grown 24.9% from December 31, 2014. The table below sets forth the balance of total loans outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	September 30, 2015		December 31, 2014
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Construction and development	$79,796	11.2%	$71,350	11.4%
1-4 Family	154,277	21.7	137,519	22.1
Multifamily	24,484	3.5	17,458	2.8
Farmland	3,009	0.4	2,919	0.5
Commercial real estate
Owner-occupied	132,419	18.7	119,668	19.2
Nonowner-occupied	126,555	17.8	105,390	16.9
Total mortgage loans on real estate	520,540	73.3	454,304	72.9
Commercial and industrial	67,671	9.5	54,187	8.7
Consumer	122,350	17.2	114,299	18.4
Total loans	710,561	100.0%	622,790	100.0%
Loans held for sale	55,653		103,396
Total gross loans	$766,214		$726,186

The following table sets forth total loans outstanding at September 30, 2015, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less.

(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$49,701	$24,430	$3,470	$2,195	$-	$79,796
1-4 Family	7,077	24,354	50,835	35,758	36,253	154,277
Multifamily	4,171	11,919	8,265	129	-	24,484
Farmland	-	55	871	2,083	-	3,009
Commercial real estate
Owner-occupied	3,698	45,727	45,422	31,598	5,974	132,419
Nonowner-occupied	5,318	52,417	48,179	20,153	488	126,555
Total mortgage loans on real estate	69,965	158,902	157,042	91,916	42,715	520,540
Commercial and industrial	13,764	27,364	21,629	2,375	2,539	67,671
Consumer	2,076	88,740	31,131	403	-	122,350
Total loans	$85,805	$275,006	$209,802	$94,694	$45,254	$710,561

Loans Held for Sale. Loans held for sale decreased $47.7 million, or 46.1%, to $55.7 million at September 30, 2015 from $103.4 million at December 31, 2014. The decrease is due to the $46.4 million decrease in the balance of consumer loans held for sale at September 30, 2015 when compared to December 31, 2014. Two consumer loan sales were postponed by the buyer from the fourth quarter of 2014 to the first quarter of 2015, therefore increasing the balance of consumer loans held for sale at December 31, 2014. In the first nine months of 2015, we originated $40.7 million and $246.8 million in mortgage loans and consumer loans for sale, respectively, as compared to $51.6 million and $95.8 million in mortgage loans and consumer loans for sale, respectively, originated in the first nine months of 2014.

One-to-four family mortgage loans not held in our portfolio are typically sold on a “best efforts” basis within 30 days after the loan is funded. This means that residential real estate originations are locked in at a contractual rate with a third party investor or directly with government sponsored agencies, and we are obligated to sell the mortgage only if it is closed and funded. As a result, the risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Although loan fees and some interest income are derived from mortgage loans held for sale, the largest source of income is gains from the sales of these loans in the secondary market, which is recorded in gain on sale of loans, net on the consolidated statements of operations. For the three and nine months ended September 30, 2015, we recognized gains from the sales of mortgage loans of $0.3 million and $1.0 million, respectively, compared to $0.4 million and $1.4 million, respectively, for the three and nine months ended September 30, 2014. The decrease in gains from the sales of mortgage loans is attributable to the decline in originations over the same periods.

We also sell pools of our consumer loans in order to manage our concentration in consumer loans as well as to generate liquidity. During the three and nine months ended September 30, 2015, we recognized gains from the sales of consumer loans of $0.7 million and $2.8 million, respectively, compared to $0.7 million and $1.4 million, respectively, for the three and nine months ended September 30, 2014, which is recorded in gain on sale of loans, net on the consolidated statements of operations. The increase in the gains from the sales of consumer loans for the nine months ended September 30, 2015 is attributable to the $151.1 million increase in originations of consumer loans held for sale when compared to the same period in 2014, and the corresponding increase in consumer loan sales.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At each of September 30, 2015 and December 31, 2014, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities totaled $112.1 million at September 30, 2015, an increase of $19.2 million, or 20.8%, from $92.8 million at December 31, 2014. The increase in investment securities at September 30, 2015 compared to December 31, 2014 was primarily due to our investment of cash not used in our lending activities into investment securities.

The securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities and municipal securities, although the Company also holds corporate bonds and equity securities. The Bank’s Asset Liability Committee (“ALCO”) reviews the investment portfolio regularly in order to monitor the investments’ conformity to our investment policy and make adjustments as appropriate.

The following table shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	September 30, 2015		December 31, 2014
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. government agencies and corporations	$25,470	22.7%	$8,339	9.0%
Obligations of state and political subdivisions	24,611	22.0	26,811	28.9
Corporate bonds	14,660	13.1	5,419	5.8
Residential mortgage-backed securities	44,155	39.4	50,224	54.1
Commercial mortgage-backed securities	2,039	1.8	1,491	1.6
Equity securities	1,156	1.0	534	0.6
Total	$112,091	100.0%	$92,818	100.0%

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

The following table sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio as of September 30, 2015 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of other U.S. government agencies and corporations	$-	-%	$-	-%	$-	-%	$3,985	2.21%
Residential mortgage-backed securities	-	-	-	-	-	-	8,770	2.63
Obligations of states and political subdivisions	620	7.17	2,815	7.17	4,365	7.17	6,970	4.38
Available for sale:
Obligations of other U.S. government agencies and corporations	-	-	638	2.49	4,523	2.48	16,186	2.37
Residential mortgage-backed securities	-	-	-	-	4,052	1.97	31,091	2.11
Commercial mortgage-backed securities	-	-	737	2.08	1,028	2.31	245	1.85
Obligations of states and political subdivisions	-	-	2,866	2.26	3,662	3.27	3,237	3.36
Corporate bonds	-	-	5,103	1.78	9,424	3.14	250	4.00
	$620		$12,159		$27,054		$70,734

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 35%.

Premises and Equipment

Bank premises and equipment increased $1.4 million, or 4.9%, to $29.9 million at September 30, 2015 from $28.5 million at December 31, 2014, primarily due to the relocation of our Prairieville branch in the first quarter of 2015 and the ongoing construction of a new branch location in Gonzales, Louisiana.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at September 30, 2015 and December 31, 2014 (dollars in thousands).

	September 30, 2015		December 31, 2014
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$94,533	12.9%	$70,217	11.2%
NOW accounts	132,739	18.2	116,644	18.6
Money market deposit accounts	95,584	13.1	77,589	12.3
Savings accounts	53,717	7.3	53,332	8.5
Time deposits	353,861	48.5	310,336	49.4
Total deposits	$730,434	100.0%	$628,118	100.0%

Total deposits at September 30, 2015 were $730.4 million, an increase of $102.3 million, or 16.3%, from December 31, 2014. The increase in total deposits was driven primarily by an increase in time deposits of $43.5 million, or 14%, and an increase of $24.3 million, or 34.6%, in noninterest-bearing demand deposits, from December 31, 2014. We believe our focus on relationship banking, as well as our focus on growing the commercial and industrial loan portfolio and bringing in related deposits, continues to positively impact both noninterest-bearing demand deposit and NOW account growth.

Management is focused on growing and maintaining a stable source of funding, specifically core deposits (deposits excluding time deposits greater than $250,000 and municipalities and other political entities) and particularly noninterest-bearing deposits, and allowing more costly deposits to mature, within the context of mitigating interest rate risk and maintaining our net interest margin and sufficient levels of liquidity. As we have grown, our deposit mix has evolved from a primary reliance on certificates of deposit, which are less relationship driven and less dependent on the convenience of branch locations than other types of deposit accounts. As our branch network has expanded and the reach of our relationship-driven approach to banking has grown, our mix of deposits has shifted and is relatively balanced between transactional accounts, such as checking, savings, money market and NOW accounts, and certificates of deposits.

The following table shows the maturity of certificates of deposit and other time deposits of $100,000 or more at September 30, 2015 and December 31, 2014 (dollars in thousands).

	September 30, 2015		December 31, 2014
Time remaining until maturity:	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Three months or less	$11,790	$309	$24,193	$-
Over three months through six months	4,477	363	4,554	234
Over six months through twelve months	12,272	-	7,617	208
Over one year through three years	5,364	240	8,421	128
Over three years	1,463	-	1,386	123
	$35,366	$912	$46,171	$693

Borrowings

Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), and junior subordinated debentures. Securities sold under agreements to repurchase increased $22.3 million, or 181.9%, to $34.6 million at September 30, 2015 from $12.3 million at December 31, 2014. Advances from the FHLB were $47.9 million at September 30, 2015, a decrease of $77.9 million, or 61.9%, from FHLB advances of $125.8 million at December 31, 2014. Excess cash not used in our lending activities or to purchase investment securities was used to pay down these advances. The note payable balance of $3.6 million at September 30, 2015 represents the junior subordinated debentures that we assumed in connection with the FCB acquisition.

The average balances and cost of funds of short-term borrowings for the nine months ended September 30, 2015 and 2014 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Federal funds purchased and other short-term borrowings	$38,971	$12,556	0.17%	0.16%
Securities sold under agreements to repurchase	14,059	11,254	0.20	0.25
Total short-term borrowings	$53,030	$23,810	0.18%	0.20%

Results of Operations

Performance Summary

Three months ended September 30, 2015 vs. three months ended September 30, 2014. For the three months ended September 30, 2015, net income was $1.8 million, or $0.26 per basic and diluted share, compared to net income of $1.4 million, or $0.20 per basic and diluted share for the three months ended September 30, 2014. The increase in net income is primarily attributable to a $1.0 million increase in net interest income partially offset by an increase in noninterest expense. Return on average assets increased to 0.78% for the three months ended September 30, 2015 from 0.75% for the three months ended September 30, 2014 due to the increase in net income. Return on average equity was 6.83% for the three months ended September 30, 2015 compared to 5.72% for the three months ended September 30, 2014.

Nine months ended September 30, 2015 vs. nine months ended September 30, 2014. For the nine months ended September 30, 2015, net income was $5.6 million, or $0.78 per basic and diluted share, compared to net income of $3.4 million, or $0.68 and $0.65 per basic and diluted share, respectively, for the nine months ended September 30, 2014. The increase in net income is attributable to a $4.1 million increase in net interest income and a $2.2 million increase in noninterest income, partially offset by increases in the provision for loan losses, noninterest expense and income tax expense. Return on average assets increased to 0.83% for the nine months ended September 30, 2015 from 0.64% for the nine months ended September 30, 2014 due to the increase in net income. Return on average equity was 7.06% for the nine months ended September 30, 2015 compared to 6.34% for the nine months ended September 30, 2014.

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

Three months ended September 30, 2015 vs. three months ended September 30, 2014. Net interest income increased 13.6% to $8.0 million for the three months ended September 30, 2015 from $7.0 million for the same period in 2014. The increase was a direct result of continued growth of the Company’s loan portfolio with an increase in net interest income of $1.8 million due to an increase in volume offset by a $0.8 million decrease related to a reduction in yield when compared to the third quarter of 2014. For the three months ended September 30, 2015, average loans increased approximately $157.7 million compared to the same period in 2014, while average investment securities increased approximately $13.6 million. Over the same comparative period, average interest-bearing liabilities increased approximately $153.6 million. All of these changes were driven by organic loan and deposit growth.

Net interest margin was 3.52% for the three months ended September 30, 2015, down 34 basis points from 3.86% for the three months ended September 30, 2014. The yield on interest-earning assets was 4.20% for the quarter ended September 30, 2015 compared to 4.51% for the third quarter of 2014. The decrease in both the net interest margin and yield on interest-earning assets can be attributed to the consumer loan portfolio. The consumer loan portfolio primarily consists of indirect auto loans and has experienced margin compression related to its current originations. In addition, consumer loan fees were historically recognized as a component of interest income. Now that the Company has transitioned to selling a majority of the consumer loans that it originates, the fees earned on consumer loans are now included in noninterest income, impacting the yield realized on the consumer loan portfolio.

Interest income was $9.5 million for the three months ended September 30, 2015 compared to $8.2 million for the same period in 2014 as a result of an increase in the volume of interest-earning assets, partially offset by a decrease in the rate earned on such assets. As the average balances table below illustrates, loan interest income made up substantially all of our interest income for the three months ended September 30, 2015 and 2014. Competitive factors and the prolonged low interest rate environment have contributed to a lower yield on earning assets. The overall yield on interest-earning assets decreased 31 basis points to 4.20% for the three months ended September 30, 2015 compared to 4.51% for the same period in 2014. The loan portfolio yielded 4.55% for the three months ended September 30, 2015 compared to 5.00% for the three months ended September 30, 2014.

Interest expense was $1.5 million for the three months ended September 30, 2015, an increase of $0.3 million compared to interest expense of $1.2 million for the three months ended September 30, 2014, as a result of an increase in the volume of interest-bearing liabilities. The cost of interest-bearing liabilities increased two basis points to 0.82% for the three months ended September 30, 2015 compared to 0.80% for the same period in 2014.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended September 30, 2015 and 2014. Averages presented in the table below are daily averages and include the average balances of nonaccruing assets in the respective line items (dollars in thousands).

	Three months ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$777,080	$8,912	4.55%	$619,356	$7,801	5.00%
Securities:
Taxable	82,476	444	2.14	66,713	244	1.45
Tax-exempt	17,234	106	2.44	19,353	123	2.52
Interest-earning balances with banks	18,418	18	0.39	14,563	14	0.38
Total interest-earning assets	895,208	9,480	4.20	719,985	8,182	4.51
Cash and due from banks	5,669			6,093
Intangible assets	3,189			3,230
Other assets	46,061			37,057
Allowance for loan losses	(5,893)			(4,035)
Total assets	$944,234			$762,330

Liabilities and stockholders' equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$229,919	$369	0.64%	$179,226	$279	0.62%
Savings deposits	53,407	91	0.68	52,973	91	0.68
Time deposits	350,906	898	1.02	290,876	714	0.97
Total interest-bearing deposits	634,232	1,358	0.85	523,075	1,084	0.82
Short-term borrowings	68,544	32	0.19	23,137	12	0.21
Long-term debt	35,836	138	1.53	38,803	86	0.88
Total interest-bearing liabilities	738,612	1,528	0.82	585,015	1,182	0.80
Noninterest-bearing deposits	87,425			71,444
Other liabilities	10,402			5,803
Stockholders' equity	107,795			100,068
Total liabilities and stockholders’ equity	$944,234			$762,330
Net interest income/net interest margin		$7,952	3.52%		$7,000	3.86%
(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the three months ended September 30, 2015 compared to the same period in 2014 (dollars in thousands).

	Three months ended September 30, 2015 vs. three months ended September 30, 2014
	Volume	Rate	Net(1)

Interest income:
Loans	$1,987	$(876)	$1,111
Securities:
Taxable	58	142	200
Tax-exempt	(13)	(4)	(17)
Interest-earning balances with banks	4	-	4
Total interest-earning assets	2,036	(738)	1,298

Interest expense:
Interest-bearing demand deposits	79	11	90
Savings deposits	1	(1)	-
Time deposits	147	37	184
Short-term borrowings	24	(4)	20
Long-term debt	(6)	58	52
Total interest-bearing liabilities	245	101	346
Change in net interest income	$1,791	$(839)	$952
(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Nine months ended September 30, 2015 vs. nine months ended September 30, 2014. Net interest income increased 21.5% to $23.2 million for the nine months ended September 30, 2015 from $19.1 million for the same period in 2014. The increase was a direct result of continued growth of the Company’s loan portfolio with an increase in net interest income of $5.7 million due to an increase in volume offset by a $1.6 million decrease related to a reduction in yield when compared to the nine months ended September 30, 2014. For the nine months ended September 30, 2015, average loans increased approximately $164.4 million as compared to the same period in 2014, while average investment securities increased approximately $19.4 million. Over the same comparative period, average interest-bearing liabilities increased approximately $141.1 million. All of these changes were driven by organic loan and deposit growth.

Net interest margin was 3.64% for the nine months ended September 30, 2015, down 21 basis points from 3.85% for the nine months ended September 30, 2014. The yield on interest-earning assets was 4.31% for the nine months ended September 30, 2015 compared to 4.55% for the same period in 2014. The decrease in both the net interest margin and yield on interest-earning assets can be attributed to the consumer loan portfolio. The consumer loan portfolio primarily consists of indirect auto loans and has experienced margin compression related to its current originations. In addition, consumer loan fees were historically recognized as a component of interest income. Now that the Company has transitioned to selling a majority of the consumer loans that it originates, the fees earned on consumer loans are now included in noninterest income, impacting the yield realized on the consumer loan portfolio.

Interest income was $27.5 million for the nine months ended September 30, 2015 compared to $22.5 million for the same period in 2014 as a result of an increase in the volume of interest-earning assets, partially offset by a decrease in the rate earned on such assets. As the average balances table below illustrates, loan interest income made up substantially all of our interest income for the nine months ended September 30, 2015 and 2014. Competitive factors and the prolonged low interest rate environment have contributed to a lower yield on earning assets. The overall yield on interest-earning assets decreased 24 basis points to 4.31% for the nine months ended September 30, 2015 compared to 4.55% for the same period in 2014. The loan portfolio yielded 4.67% for the nine months ended September 30, 2015 compared to 5.01% for the nine months ended September 30, 2014.

Interest expense was $4.2 million for the nine months ended September 30, 2015, an increase of $0.8 million compared to interest expense of $3.4 million for the nine months ended September 30, 2014, as a result of an increase in the volume of interest-bearing liabilities, partially offset by a decrease in the cost of such liabilities. The cost of interest-bearing liabilities decreased one basis point to 0.80% for the nine months ended September 30, 2015 compared to the same period in 2014. In particular, the weighted average rate paid on short-term debt decreased two basis points during the nine months ended September 30, 2015 compared to same period in 2014.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the nine months ended September 30, 2015 and 2014. Averages presented below are daily averages and include the average balances of nonaccruing assets in the respective line items (dollars in thousands):

	As of and for the nine months ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$740,652	$25,856	4.67%	$576,280	$21,595	5.01%
Securities:
Taxable	76,069	1,214	2.13	58,779	623	1.42
Tax-exempt	18,381	344	2.50	16,272	294	2.42
Interest-earning balances with banks	17,863	53	0.40	11,833	34	0.38
Total interest-earning assets	852,965	27,467	4.31	663,164	22,546	4.55
Cash and due from banks	5,597			5,790
Intangible assets	3,199			3,240
Other assets	45,619			35,667
Allowance for loan losses	(5,497)			(3,683)
Total assets	$901,883			$704,178

Liabilities and stockholders' equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$219,018	$1,034	0.63%	$168,309	$783	0.62%
Savings deposits	54,158	274	0.68	52,439	269	0.69
Time deposits	339,129	2,541	1.00	281,822	2,085	0.99
Total interest-bearing deposits	612,305	3,849	0.84	502,570	3,137	0.83
Short-term borrowings	53,030	72	0.18	23,810	36	0.20
Long-term debt	39,213	315	1.07	37,079	256	0.92
Total interest-bearing liabilities	704,548	4,236	0.80	563,459	3,429	0.81
Noninterest-bearing deposits	82,157			65,080
Other liabilities	8,736			4,157
Stockholders' equity	106,442			71,482
Total liabilities and stockholders’ equity	$901,883			$704,178
Net interest income/net interest margin		$23,231	3.64%		$19,117	3.85%
(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the nine months ended September 30, 2015 compared to the same period in 2014 (dollars in thousands):

	Nine months ended September 30, 2015 vs. nine months ended September 30, 2014
	Volume	Rate	Net(1)

Interest income:
Loans	$6,159	$(1,898)	$4,261
Securities:
Taxable	183	408	591
Tax-exempt	38	12	50
Interest-earning balances with banks	17	2	19
Total interest-earning assets	6,397	(1,476)	4,921

Interest expense:
Interest-bearing demand deposits	236	15	251
Savings deposits	9	(4)	5
Time deposits	424	32	456
Short-term borrowings	44	(8)	36
Long-term debt	15	44	59
Total interest-bearing liabilities	728	79	807
Change in net interest income	$5,669	$(1,555)	$4,114
(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Noninterest Income

Noninterest income includes, among other things, fees generated from our deposit services and in connection with our mortgage and consumer loans held for sale, and gains and losses on sales of loans, securities, and real estate owned. We expect to continue to develop new products that generate noninterest income and enhance our existing products in order to diversify our revenue sources.

Three months ended September 30, 2015 vs. three months ended September 30, 2014. Total noninterest income increased $0.2 million, or 10.6%, to $2.2 million for the three months ended September 30, 2015 compared to $2.0 million for the three months ended September 30, 2014. This increase resulted primarily from an increase of $0.3 million in other operating income, which mainly consists of loan servicing fees, and an increase of $0.3 million in gain on sale of investment securities, partially offset by a $0.4 million decrease, resulting in a $0.1 million loss on sale of real estate owned, net. The increase in other operating income is mainly attributable to a $0.2 million increase in loan servicing fees and is a direct result of the growth of our servicing portfolio.

Noninterest income, excluding gains and losses on the sale of investment securities and other real estate owned, increased $0.3 million, or 19.9%, to $2.0 million for the three months ended September 30, 2015 compared to $1.7 million for the three months ended September 30, 2014.

Gain on sale of loans, net is our largest component of noninterest income, representing 47.2% and 58.5% for the three months ended September 30, 2015 and 2014, respectively. The decrease of $0.1 million, or 10.7%, to $1.0 million for the three months ended September 30, 2015 compared to $1.1 million for the three months ended September 30, 2014 was a result of decreased originations and sales of pools of our mortgage loans. We expect to continue to sell pools of our mortgage and consumer loans quarterly as part of our ongoing loan portfolio management.

Gain on sale of loans	Q3 2015	Q3 2014	Variance
Consumer	$705	$713	-1.1%
Mortgage	318	433	-26.6
	$1,023	$1,146	-10.7

Service charges on deposit accounts include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item charges and overdraft fees. Service charges on deposits increased 11.8% to $95,000 for the three months ended September 30, 2015 as compared to $85,000 for the same period in 2014. The increase is a direct result of organic deposit growth.

Fee income on loans held for sale increased to $0.3 million for the three months ended September 30, 2015 from $0.1 million for the same period in 2014 mainly due to a $17.8 million increase in originations of consumer loans held for sale.

Other operating income primarily consists of loan servicing fees, interchange fees, and ATM surcharge income. Other operating income was $0.6 million for the three months ended September 30, 2015 compared to $0.3 million for the same period in 2014. The increase was primarily due to the $0.3 million increase in loan servicing fees, which is a direct result of our servicing portfolio growth.

Nine months ended September 30, 2015 vs. nine months ended September 30, 2014. Total noninterest income increased $2.3 million, or 49.4%, to $6.8 million for the nine months ended September 30, 2015 compared to $4.5 million for the nine months ended September 30, 2014. This increase resulted primarily from an increase of $1.0 million in gain on sale of loans, net.

Noninterest income, excluding gains and losses on the sale of investment securities and other real estate owned, increased $2.4 million, or 58.4%, to $6.5 million for the nine months ended September 30, 2015 compared to $4.1 million for the nine months ended September 30, 2014.

Gain on sale of loans, net is our largest component of noninterest income for the nine months ended September 30, 2015. The increase of $1.0 million, or 36.6%, to $3.8 million compared to $2.8 million for the nine months ended September 30, 2014 was generated by increased originations and sales of pools of our consumer loans. We expect to continue to sell pools of our mortgage and consumer loans quarterly as part of our ongoing loan portfolio management.

Service charges on deposit accounts increased 29.4% to $0.3 million for the nine months ended September 30, 2015 compared to $0.2 million for the same period in 2014. The increase is a direct result of organic deposit growth.

Fee income on loans held for sale increased to $0.8 million for the nine months ended September 30, 2015 from $0.3 million for the same period in 2014 due to an increase of $151.1 million in originations of consumer loans held for sale.

Other operating income was $1.6 million for the nine months ended September 30, 2015 compared to $0.8 million for the same period in 2014. The increase was primarily due to the $0.7 million increase in loan servicing fees.

Noninterest Expense

Noninterest expense includes salaries and benefits and other costs associated with the Company’s operations. We are committed to managing our costs within the framework of our operating strategy. However, since we are focused on growing both organically and through acquisitions, we expect our expenses to continue to increase as we add employees and physical locations to accommodate our growing franchise.

Three months ended September 30, 2015 vs. three months ended September 30, 2014. Total noninterest expense was $7.0 million for the three months ended September 30, 2015, an increase of $0.7 million, or 11.1%, from $6.3 million for the same period in 2014. This increase was primarily due to a $0.4 million increase in salaries and employee benefits and a $0.2 million increase in other operating expenses, both of which are mainly attributable to the continued growth of the Company including the opening of the Highland Road branch in Baton Rouge, Louisiana during the third quarter of 2014.

During the quarter, the Company incurred restructuring costs of approximately $0.3 million. These costs included severance of $150,000, which contributed to the $0.4 million increase in salaries and employee benefits discussed above, professional fees of $61,000, and other expenses of $105,000 related to the downsizing of our indirect lending platform. The downsizing can be attributed to the Company’s ongoing strategic shift to enhance franchise value by transitioning to a more relationship-based model from one that is transaction-oriented. The Company also recorded an impairment of $54,000 on its investment in a tax credit entity. Noninterest expense, excluding the impact of these identified costs, was $6.6 million for the three months ended September 30, 2015, an increase of $0.3 million, or 5.2%, compared to the three months ended September 30, 2014.

Nine months ended September 30, 2015 vs. nine months ended September 30, 2014. Total noninterest expense was $20.1 million for the nine months ended September 30, 2015, an increase of $2.7 million, or 15.4%, from $17.4 million for the same period in 2014. This increase was primarily a result of increased costs associated with the opening of our Highland Road branch in Baton Rouge,

Louisiana during the third quarter of 2014, our organic growth, as well as increased costs related to being a publicly-traded company since the Company’s initial public offering in July 2014, including implementation of Sarbanes-Oxley compliance.

Income Tax Expense

Income tax expense for the three months ended September 30, 2015 was $0.9 million, an increase of $0.2 million from $0.7 million for the three months ended September 30, 2014. The effective tax rate for the three months ended September 30, 2015 and 2014 was 31.4% and 32.6%, respectively. During the third quarter of 2015, the Company recorded an additional tax credit related to its investment in a tax credit entity in December 2014 whose purpose was to invest in a Federal Historic Rehabilitation tax credit project. The Company recognized a tax credit of $72,000, reducing tax expense for the third quarter.

Income tax expense for the nine months ended September 30, 2015 was $2.7 million, an increase of $1.1 million from $1.6 million for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 33.0% and 32.6%, respectively.

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

At September 30, 2015 and December 31, 2014, there were no loans classified as doubtful or loss, while there were $5.1 million and $5.6 million of loans classified as substandard at September 30, 2015 and December 31, 2014, respectively, and $1.2 million and $0.5 million, respectively, of loans classified as special mention as of such dates. Of the $6.3 million in total substandard and special mention loans at September 30, 2015, $3.0 million were acquired in the FCB acquisition and marked to fair value at the time of their acquisition, while $3.7 million of the $6.1 million of total substandard and special mention loans at December 31, 2014 were acquired in the FCB acquisition and marked to fair value.

An external loan review consultant is engaged annually by the risk management department to review approximately 40% of commercial loans, utilizing a risk-based approach designed to maximize the effectiveness of the review. In addition, internal credit analysts periodically review smaller dollar commercial loans to identify negative financial trends related to any one borrower, any related groups of borrowers or an industry. For collateral dependent loans, new appraisals are obtained on an annual basis. All loans not categorized as pass are put on an internal watch list, with quarterly reports to the board of directors. In addition, a written status report is maintained by our special assets division for all commercial loans categorized as substandard or lower. We use this information in connection with our collection efforts.

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

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $5.9 million at September 30, 2015, an increase from $4.6 million at December 31, 2014, as we increased our loan loss provisioning to reflect our organic loan growth.

The provision for loan losses is a charge to income in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the three months ended September 30, 2015 and 2014, the provision for loan losses was $0.4 million and $0.5 million, respectively. For the nine months ended September 30, 2015 and 2014, the provision for loan losses was $1.5 million and $1.2 million, respectively. The increase over the nine-month comparative period is due primarily to the overall growth in our loan portfolio, including our commercial real estate loans.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Generally, those loans rated special mention lower are evaluated for impairment each quarter. Determination of impairment is treated the same across all classes of loans. When we identify a loan as impaired, we measure the extent of the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loans is the operation or liquidation of the collateral. In these cases when foreclosure is probable, we use the current fair value of the collateral, less estimated selling costs, instead of discounted cash flows. For real estate collateral, the fair value of the collateral is based upon a recent appraisal by a qualified and licensed appraiser. If we determine that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), we recognize impairment through an allowance estimate or a charge-off recorded against the allowance for loan losses.

Impaired loans at September 30, 2015 were $4.4 million, including impaired loans acquired in the FCB acquisition in the amount of $2.2 million, and $3.6 million, including impaired loans acquired in the FCB acquisition in the amount of $1.3 million, at December 31, 2014. At September 30, 2015 and December 31, 2014, $0.1 million of the allowance for loan losses was specifically allocated to impaired loans.

Acquired loans that are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. Total loans acquired from FCB had a carrying value of $78.4 million and a fair value of $77.5 million on the acquisition date, and of these loans, $4.9 million were acquired with deteriorated credit quality. At September 30, 2015, the carrying value of these loans was $2.7 million. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. Because ASC 310-30 does not permit carry over or recognition of an allowance for loan losses, we may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses if future cash flows deteriorate below initial projections.

The table below presents the allocation of the allowance for loan losses by loan category at the dates indicated (dollars in thousands).

	September 30, 2015	December 31, 2014
Construction and development	$659	$526
1-4 Family	1,198	909
Multifamily	213	137
Farmland	22	18
Commercial real estate	2,030	1,571
Total mortgage loans on real estate	4,122	3,161
Commercial and industrial	493	390
Consumer	1,296	1,079
Total	$5,911	$4,630

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Allowance at beginning of period	$5,728	$3,882	$4,630	$3,380
Provision for loan losses	400	505	1,500	1,198
Charge-offs:
Mortgage loans on real estate:
Construction and development	(5)	-	(14)	-
1-4 Family	(60)	(35)	(60)	(65)
Commercial real estate	-	1	-	(3)
Commercial and industrial	(2)	-	(58)	(16)
Consumer	(162)	(69)	(335)	(237)
Total charge-offs	(229)	(103)	(467)	(321)
Recoveries
Mortgage loans on real estate:
Construction and development	6	-	21	1
1-4 Family	2	1	6	2
Commercial real estate	-	1	-	1
Commercial and industrial	-	16	197	16
Consumer	4	26	24	51
Total recoveries	12	44	248	71
Net charge-offs	(217)	(59)	(219)	(250)
Balance at end of period	$5,911	$4,328	$5,911	$4,328

Net charge-offs to:
Loans - average	0.03%	0.01%	0.03%	0.04%
Allowance for loan losses	3.67%	1.36%	3.70%	5.78%
Allowance for loan losses to:
Total loans	0.83%	0.74%	0.83%	0.74%
Nonperforming loans	226.43%	296.01%	226.43%	296.01%

The allowance for loan losses to total loans ratio increased to 0.83% at September 30, 2015 compared to 0.74% at September 30, 2014. The allowance for loan losses to nonperforming loans ratio decreased to 226.43% at September 30, 2015 from 296.01% at September 30, 2014.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the three and nine months ended September 30, 2015 were $0.2 million, equal to 0.03% of our average loan balances for the respective periods. Net charge-offs for the three and nine months ended September 30, 2014 were $59,000 and $0.3 million, respectively, equal to 0.01% and 0.04%, respectively, of our average loan balances for the respective periods. For the three and nine months ended September 30, 2015 and 2014, the majority of our charge-offs were consumer loans. Net charge-offs of our consumer loans as a percentage of average consumer loans for the three and nine months ended September 30, 2015 were 0.08% and 0.16%, respectively, while net charge-offs of our consumer loans as a percentage of average consumer loans for the three and nine months ended September 30, 2014 were 0.04% and 0.12%, respectively.

Management believes the allowance for loan losses at September 30, 2015 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially, adversely affected to the extent that the allowance is insufficient to cover such changes or events.

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

Loans classified as TDRs, consisting of eleven credits, totaled approximately $2.1 million at September 30, 2015 compared to seven credits totaling $0.6 million at December 31, 2014. Nine of the eleven TDRs were acquired from FCB. Ten of the eleven credits were considered restructured loans due to a modification of terms through adjustments to maturity. One restructured loan was considered a TDR due to a modification of terms through principal payment forbearance, paying interest only for a specified period of time. As of September 30, 2015, two of the restructured loans with a balance of $0.4 million were in default of their modified terms and had been placed on nonaccrual. As of December 31, 2014, one of the restructured loans with a balance of $0.4 million was in default of its modified terms and had been placed on nonaccrual. As of September 30, 2015, there were no loans restructured as TDRs during the previous twelve months that subsequently defaulted during the nine months ended September 30, 2015.

The following table shows the principal amounts of nonperforming and restructured loans as of September 30, 2015 and December 31, 2014. Any restructured loans that were subsequently placed on nonaccrual are included in the nonaccrual balances. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	September 30, 2015	December 31, 2014
Nonaccrual loans	$2,611	$3,340
Accruing loans past due 90 days or more	-	-
Total nonperforming loans	2,611	3,340
Restructured loans	1,760	227
Total nonperforming and restructured loans	$4,371	$3,567
Interest income recognized on nonperforming and restructured loans	$121	$105
Interest income foregone on nonperforming and restructured loans	$163	$169

Of our total nonaccrual loans at September 30, 2015 and December 31, 2014, $1.0 million and $1.1 million, respectively, were acquired in the FCB acquisition. Nonperforming loans outstanding represented 0.37% and 0.54% of total loans at September 30, 2015 and December 31, 2014, respectively. Nonperforming loans, other than those acquired through an acquisition and nonperforming acquired loans represented 0.23% and 0.14%, respectively, of total loans at September 30, 2015.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. Other real estate owned with a cost basis of $1.3 million and $1.9 million was sold during the three and nine months ended September 30, 2015, respectively, resulting in a net loss of $0.1 million for the periods. For the three and nine months ended September 30, 2014, other real estate owned with a cost basis of $0.5 million and $1.0 million, respectively, was sold resulting in a net gain of $0.2 million for the periods.

At September 30, 2015, $0.9 million of our other real estate owned was related to our acquisition of FCB compared to $1.3 million at December 31, 2014. In connection with our acquisition of FCB, the Bank agreed to share with the former FCB shareholders the proceeds that we receive in connection with the sale of one piece of property, which had a carrying value and a fair market value of $0.5 million and $0.6 million at September 30, 2015 and December 31, 2014, respectively. Under this arrangement, if this property is sold within four years of the closing date of our acquisition of FCB, then we are entitled to retain the first $0.7 million of the sale proceeds plus an amount necessary to cover our selling expenses, with the remaining proceeds, if any, to be paid to former FCB shareholders. After the fourth anniversary of the closing date, which is May 1, 2017, we are entitled to retain all sales proceeds arising upon the sale of this property.

The following table provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	September 30, 2015	December 31, 2014

Construction and development	$860	$2,130
1-4 Family	318	605
Total other real estate owned	$1,178	$2,735

The table below shows the activity in other real estate owned for the periods presented (dollars in thousands).

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Balance, beginning of period	$2,735	$3,515
Transfers from loans	319	-
Transfers from acquired loans	45	706
Sales of other real estate owned	(1,867)	(1,047)
Write-downs	(54)	(208)
Balance, end of period	$1,178	$2,966

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

The Asset Liability Committee (“ALCO”) has been authorized by the board of directors to implement our asset/liability management policy, which establishes guidelines with respect to our exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers and reliance on non-core deposits. The goal of the policy is to enable us to maximize our interest income and maintain our net interest margin without exposing the Bank to excessive interest rate risk, credit risk and liquidity risk. Within that framework, the ALCO monitors our interest rate sensitivity and makes decisions relating to our asset/liability composition.

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At September 30, 2015 the Bank was within the policy guidelines.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of September 30, 2015
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+400	(12.50)%
+300	(9.07)%
+200	(4.60)%
+100	(2.59)%
-100	1.61%
-200	(1.29)%
-300	(5.35)%

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At September 30, 2015 and December 31, 2014, 65% and 67% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At September 30, 2015, securities with a carrying value of $70.7 million were pledged to secure deposits, borrowings, and other liabilities, compared to $63.1 million in pledged securities as of December 31, 2014.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2015, the balance of our outstanding advances with the FHLB was $47.9 million, a decrease from $125.8 million at December 31, 2014. The total amount of the remaining credit available to us from the FHLB at September 30, 2015 was $231.6 million. Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by U.S. Treasury and agency securities. We had $34.6 million of repurchase agreements outstanding as of September 30, 2015, compared to $12.3 million of outstanding repurchase agreements as December 31, 2014. Finally, we maintain lines of credit with other commercial banks totaling $35.0 million. The lines of credit are unsecured, uncommitted lines of credit and mature at various times within the next twelve months.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. We do not hold any brokered deposits, as defined for federal regulatory purposes, although we do hold QwikRate® deposits which we obtain via the internet to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At September 30, 2015, we held $81.9 million of QwikRate® deposits, an increase from $52.7 million at December 31, 2014.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three and nine months ended September 30, 2015 and 2014:

	Percentage of Total		Cost of Funds		Percentage of Total		Cost of Funds
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Noninterest-bearing demand deposits	11%	11%	-%	-%	10%	10%	-%	-%
Interest-bearing demand deposits	28	27	0.64	0.62	28	27	0.63	0.62
Savings accounts	6	8	0.68	0.68	7	8	0.68	0.69
Time deposits	43	44	1.02	0.97	43	45	1.00	0.99
Short-term borrowings	8	4	0.19	0.21	7	4	0.18	0.20
Long-term borrowed funds	4	6	1.53	0.88	5	6	1.07	0.92
Total deposits and borrowed funds	100%	100%	0.73%	0.71%	100.0%	100%	0.72%	0.73%
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

The Company and the Bank each were in compliance with all regulatory capital requirements as of September 30, 2015 and December 31, 2014. The Bank also was considered “well-capitalized” under the FDIC’s prompt corrective action regulations as of all of these dates. The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands):

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio(1)	Amount	Ratio(1)

September 30, 2015
Investar Holding Corporation:
Tier 1 leverage ratio	$109,127	11.61%	$-	-%
Common equity tier 1 risk-based capital ratio	105,627	12.70%	-	-
Tier 1 capital ratio	109,127	13.12%	-	-
Total capital ratio	115,038	13.83%	-	-
Investar Bank:
Tier 1 leverage ratio	105,620	11.25%	46,925	5.00
Common equity tier 1 risk-based capital ratio	105,620	12.72%	53,960	6.50
Tier 1 capital ratio	105,620	12.72%	66,412	8.00
Total capital ratio	111,531	13.44%	83,015	10.00

December 31, 2014
Investar Holding Corporation:
Tier 1 leverage ratio	$103,535	12.61%	$-	-%
Tier 1 capital ratio	103,535	13.79	-	-
Total capital ratio	108,165	14.41	-	-
Investar Bank:
Tier 1 leverage ratio	73,870	9.00	41,026	5.00
Tier 1 capital ratio	73,870	9.86	44,959	6.00
Total capital ratio	78,500	10.48	74,931	10.00

(1)      Beginning January 1, 2015, the capital ratios of the Company and Bank are calculated using the Basel III framework. Capital ratios for prior periods were calculated using the Basel I framework. The common equity tier 1 capital ratio is a new ratio introduced under the Basel III framework.

Off-Balance Sheet Transactions

The Bank entered into forward starting interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1- month fixed rate debt arising from a rollover strategy. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is 4.8 years. The total notional amount of the derivative contracts is $20.0 million.

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

	September 30, 2015	December 31, 2014

Commitments to extend credit:
Loan commitments	$99,996	$90,946
Standby letters of credit	429	534

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

For the nine months ended September 30, 2015 and for the year ended December 31, 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014 filed by Investar Holding Corporation (the “Company”) with the Securities and Exchange Commission (the “SEC”) on March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The table below provides the information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended September 30, 2015.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
July 1, 2015 to July 31, 2015	1,946	$15.87	-	250,000
August 1, 2015 to August 31, 2015	26,856	15.61	26,856	223,144
September 1, 2015 to September 30, 2015	10,069	15.26	10,000	213,144
	38,871	$15.53	36,856	213,144
(1)	Includes 2,015 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.
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

•

As a holding company of a bank, the Company’s payment of dividends must comply with the policies and enforcement powers of the Federal Reserve. Under Federal Reserve policies, in general a bank holding company should pay dividends only when (1) its net income available to shareholders over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends, (2) the prospective rate of earnings retention appears to be consistent with the capital needs and overall current and prospective financial condition of the bank holding company and its subsidiaries, and (3) the bank holding company will continue to meet minimum regulatory capital adequacy ratios.

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

INVESTAR HOLDING CORPORATION

Date: November 6, 2015	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2015	/s/ Christopher L. Hufft
Christopher L. Hufft
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