Form 10-K
period 2015-12-31
Investar Holding Corp
filed 2016-03-11
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2015, was approximately $110,856,777.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 7,304,103 shares outstanding as of March 11, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the 2016 Annual Meeting of Shareholders of Investar Holding Corporation are incorporated by reference into Part III of the Form 10-K.  Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

PART I

Item 1. Business

General

Investar Holding Corporation (the “Company”), a Louisiana corporation incorporated in 2009, is a financial holding company headquartered in Baton Rouge, Louisiana that conducts its operations primarily through its wholly-owned subsidiary, Investar Bank (the “Bank”), a Louisiana commercial bank, chartered in 2006. Through the Bank, the Company offers a wide range of commercial banking products tailored to meet the needs of individuals and small to medium-sized businesses. The primary markets served are Baton Rouge, New Orleans, Hammond and Lafayette, Louisiana, and their surrounding metropolitan areas. These markets are served from our main office located in Baton Rouge and from ten additional full service branches located throughout our market areas. As of December 31, 2015, on a consolidated basis, the Company had total assets of $1.0 billion, net loans, excluding loans held for sale, of $739.3 million, total deposits of $737.4 million, and stockholders’ equity of $109.4 million.

Management believes that the current markets present a significant opportunity for growth and franchise expansion, both organically and through strategic acquisitions. Although the financial services industry is rapidly changing and intensely competitive, and likely to remain so, we believe that the Bank competes effectively as a local community bank and possesses the consistency of local leadership, the availability of local access and responsive customer service, coupled with competitively-priced products and services, necessary to successfully compete with other financial institutions for individual and small to medium-sized business customers.

We have experienced significant growth since the Bank was chartered, completing acquisitions in 2011 and 2013, as described below in more detail, and establishing additional branches in our market areas. In 2012, we entered the New Orleans market through de novo branching by purchasing two closed branch locations of another financial institution in suburban New Orleans, Louisiana. In 2013, we entered the Lafayette market by opening a de novo branch. In addition, we opened our sixth Baton Rouge market area branch location in August 2014.

We have completed construction of our seventh Baton Rouge market area branch location in Gonzales, Louisiana, which we expect to open in the second quarter of 2016, subject to regulatory approval. In September 2015, we acquired land and a building for an additional branch location in the New Orleans market area.

In November 2013, the Company and the Bank completed a share exchange with the Bank’s shareholders, resulting in the Bank becoming a wholly-owned subsidiary of the Company. In July 2014, the Company completed the issuance and sale of 3,285,300 shares of its common stock in its initial public offering, which amount includes 410,300 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares from the Company, at a public offering price of $14.00 per share. After deducting underwriting commissions and offering expenses, the Company received net proceeds of $41.7 million from the sale of such shares.

The information set forth in this Annual Report on Form 10-K is as of March 11, 2016, unless otherwise indicated herein.

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

Lending Activities. Income generated by our lending activities represents a substantial portion of our total revenue. For the years ended December 31, 2015, 2014 and 2013, income from our lending activities comprised 77%, 80% and 78%, respectively, of our total revenue.

Lending to Businesses. Our lending to small to medium-sized businesses falls into three general categories:

•

Commercial real estate loans. Approximately 43% of our total loans at December 31, 2015 were commercial real estate loans, which include multifamily, farmland and commercial real estate loans, with owner-occupied loans comprising approximately 43% of the commercial real estate loan portfolio. Commercial real estate loan terms generally are ten years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 120 months, and we generally charge an origination fee. We do not offer non-recourse loans. Risks associated with commercial real estate loans include, among other things, fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. We attempt to limit risk by analyzing a borrower’s cash flow and collateral value on an ongoing basis. Also, we typically require personal guarantees from the principal owners of the property, supported by a review of their personal financial statements, as an additional means of mitigating our risk.

•

Construction and development loans. Construction and development loans, which consist of loans for the construction of commercial projects, single family residential properties and multifamily properties, accounted for approximately 11% of our total loans at December 31, 2015. Our construction and development loans are made on both a “pre-sold” basis and on a “speculative” basis. Construction and development loans are generally made with a term of 6 to 12 months, with interest accruing at either a fixed or floating rate and paid monthly. These loans are secured by the underlying project being built. For construction loans, loan to value ratios range from 75% to 80% of the developed/completed value, while for development loans our loan to value ratios typically will not exceed 70% to 75% of such value. Speculative loans are based on the borrower’s financial strength and cash flow position, and we disburse funds in installments based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector.

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

•

Commercial and industrial loans. Commercial and industrial loans primarily consist of working capital lines of credit and equipment loans. We often make commercial loans to borrowers with whom we have previously made a commercial real estate loan. The terms of these loans vary by purpose and by type of underlying collateral. We make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the relevant piece of equipment. Loans to support working capital typically have terms not exceeding one year, and such loans are secured by accounts receivable or inventory. Fixed rate loans are priced based on collateral, term and amortization. The interest rate for floating rate loans is typically tied to the prime rate published in The Wall Street Journal with a floor of 4.5%. Commercial and industrial loans accounted for approximately 9% of our total loans at December 31, 2015.

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

Lending to Individuals. We make the following types of loans to our individual customers:

•

Consumer loans. Consumer loans represented 16% of our total loans at December 31, 2015. We make these loans (which are normally fixed-rate loans) to individuals for a variety of personal, family and household purposes, including auto loans, secured and unsecured installment and term loans, second mortgages, home equity loans and home equity lines of credit. Because many consumer loans are secured by depreciable assets such as cars, boats and trailers, the loans are amortized over the useful life of the asset. The amortization of second mortgages generally does not exceed 15 years and the rates generally are not fixed for more than 60 months. As a general matter, in underwriting these loans, our loan officers review a borrower’s past credit history, past income level, debt history and, when applicable, cash flow, and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. A comparison of the value of the collateral, if any, to the proposed loan amount, is also a consideration in the underwriting process. Repayment of consumer loans depends upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. A shortfall in the value of any collateral also may pose a risk of loss to us for these types of loans.

Auto loans comprised the largest component of our consumer loans and third largest component of our overall loan portfolio, representing 80% of our total consumer loans and 12% of our total loans as of December 31, 2015. We have been an indirect lender for our auto loans, meaning that the loans have been originated by automobile dealerships and then assigned to us. These dealerships were selected based on our review of their operating history and the dealership’s reputation in the marketplace, which we believe helps to mitigate the risks of fraud or negligence by the dealership. At all times, the decision whether or not to provide financing resided with us.

In November 2015, the Bank announced that it was exiting the indirect auto loan origination business. The Bank discontinued accepting indirect auto loan applications December 31, 2015, but continued to process and fund applications that were accepted on or before that date. The Bank will continue to service the current auto loan portfolio for its duration but expects this portfolio to decrease over time.

•

Residential real estate. One-to-four family residential real estate loans, including second mortgage loans, comprised approximately 21% of our total loans at December 31, 2015. Second mortgage loans in this category include only loans we make to cover the gap between the purchase price of a residence and the amount of the first mortgage; all other second mortgage loans are considered consumer loans. Long-term fixed rate mortgages are underwritten for resale to the secondary market; however, we generally hold jumbo mortgage loans (i.e., loan amounts above $417,000) in our portfolio and sell virtually all of our remaining mortgage loans on the secondary market. Unless the borrower has private mortgage insurance, loan to value ratios do not typically exceed 80%, although some of the mortgage loans that we retain in our portfolio may have higher loan to value ratios. We use an independent appraiser to establish collateral values. We generate residential real estate mortgage loans through Bank referrals and contacts with real estate agents in our markets. We do not originate subprime residential real estate loans.

Deposits. We offer a broad base of deposit products and services to our individual and business clients, including savings, checking, money market and NOW accounts, debit cards and mobile banking with smartphone deposit capability, as well as a variety of certificates of deposit and individual retirement accounts. For our business clients, we offer a competitive suite of cash management products which include, but are not limited to, remote deposit capture, electronic statements, positive pay, ACH origination and wire transfer, investment sweep accounts and enhanced business internet banking.

Other Banking Services. Investar Bank’s other banking services include cashiers’ checks, direct deposit of payroll and Social Security checks, night depository, bank-by-mail, automated teller machines with deposit automation and debit cards. We have also associated with nationwide networks of automated teller machines, enabling the Bank’s customers to use ATMs throughout Louisiana and other regions. Currently, we reimburse our customers up to $12.50 per month for any foreign ATM fees they may incur. We offer merchant card services through a third-party vendor, and, during 2015, launched our own credit card product. The Bank does not offer trust services or insurance products.

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

The following table sets forth certain information about our total deposits and our market share. The amount of total deposits in our markets is as of June 30, 2015, which is the latest date for which such information is available.

Market (MSA)	Investar Total Deposits	Investar Market Share
	(in millions)
Baton Rouge	$472	2.5%
New Orleans	91	0.3%
Hammond	52	3.0%
Lafayette	93	0.8%

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

Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot currently be foreseen. The specific impact on our current activities or new financial activities we may consider in the future, our financial performance and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our financial condition and results of operations.

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

Regulatory Capital Requirements

Capital Adequacy. The Federal Reserve Board monitors the capital adequacy of the Company, on a consolidated basis, and the FDIC and the OFI monitor the capital adequacy of the Bank. The regulatory agencies use a combination of risk-based guidelines and a leverage ratio to evaluate capital adequacy and consider these capital levels when taking action on various types of applications and when conducting supervisory activities related to safety and soundness. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among financial institutions and their holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. A financial institution’s assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. Regulatory capital, in turn, is classified in one of two tiers. “Tier 1” capital includes two components: (1) common equity Tier 1 capital and (2) additional Tier 1 capital. Common equity Tier 1 capital consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. “Tier 2” capital includes, among other things, qualifying subordinated debt and allowances for loan and lease losses, subject to limitations. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

Effective January 1, 2015, the minimum capital standards under Basel III, as well as the prompt corrective action standards discussed below, increased from previous requirements as a result of changes adopted by the federal banking agencies, which are described in greater detail below under “Basel III.”

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the FDIC is required and authorized to take supervisory actions against undercapitalized financial institutions. For this purpose, a bank is placed in one of the following five categories based on its capital: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the prompt corrective action regulations, as currently in effect, to be well capitalized, a bank must have a leverage capital ratio of at least 5%, a common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8% and a total risk-based capital ratio of at least 10% and must not be subject to any order or written agreement or directive by a federal banking agency to meet and maintain a specific capital level for any capital measure. As discussed below under “Basel III,” the federal banking agencies have adopted changes to the capital thresholds applicable to each of the five categories under the prompt corrective action regulations.

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

The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank. As of December 31, 2015, Investar Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework as currently in effect.

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

Under the Basel III framework, we are required to maintain the following minimum regulatory capital ratios:

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

The Basel III framework also implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum capital requirements to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. The capital conservation buffer must be composed of common equity Tier 1 capital. The capital conservation buffer requirement, when fully phased in, will effectively require banking organizations to maintain regulatory capital ratios at least 50 basis points higher than well capitalized levels under prompt corrective action standards to avoid the restrictions on capital distributions and discretionary bonus payments to executive officers.

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

Although management is continuing to evaluate the impact the Basel III framework will have on the Company and the Bank, we were in compliance with all applicable minimum regulatory capital requirements as of December 31, 2015, and management believes that at December 31, 2015, the Company and the Bank would have met all new capital adequacy requirements under the new Basel III framework on a fully phased-in basis if such requirements were then effective.

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

A bank holding company may elect to be treated as a financial holding company and receive expanded powers if it and its depository institution subsidiaries are “well capitalized” and “well managed.” We have elected for the Company to be treated as a financial holding company. As a financial holding company, we may engage in a range of activities that are (1) financial in nature or incidental to such financial activity or (2) complementary to a financial activity and which do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators; securities activities by securities regulators; and insurance activities by insurance regulators.

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

The Bank is also subject to certain restrictions on dividends under federal and state laws, regulations and policies. In general, under Louisiana law, the Bank may pay dividends to us without the approval of the OFI only so long as the amount of the dividend does not exceed the Bank’s net profits earned during the current year combined with its retained net profits of the immediately preceding year. The Bank must obtain the approval of the OFI for any amount in excess of this threshold. In addition, under federal law, the Bank may not pay any dividend to us if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The FDIC may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Moreover, if, in the opinion of the FDIC, the Bank is engaged in an unsound practice (which could include the payment of dividends even within the legal requirements noted above), the FDIC may require, generally after notice and hearing, the Bank to cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The FDIC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.

Restrictions on Transactions with Affiliates and Loans to Insiders

Federal law strictly limits the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Sections 23A and 23B of the Federal Reserve Act, and Federal Reserve Regulation W, impose quantitative limits, qualitative standards, and collateral requirements on certain transactions by a bank with, or for the benefit of, its affiliates, and generally require those transactions to be on terms at least as favorable to the bank as transactions with non-affiliates and to be consistent with safe and sound practices. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization, including an expansion of what types of transactions are covered transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.

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

Concentrated Commercial Real Estate Lending Regulations

The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2015, the Company did not have a concentration in commercial real estate as defined by the regulatory guidance.

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

Employees

As of December 31, 2015, we had 168 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Investar Holding Corporation

P.O. Box 84207

Baton Rouge, Louisiana 70884-4207

Item 1A. Risk Factors

Our business is subject to risk. In addition to the other information contained in this Annual Report on Form 10-K, including management’s discussion and analysis of financial condition and results of operations and our financial statements and the notes thereto, investors should consider the following risks when evaluating whether to invest in our common stock. If any of the following risks occur, whether alone or in combination, our business, financial condition, results of operations, cash flows and growth prospects could be materially and adversely affected. Additional risks that we do not presently know of or currently deem immaterial may also adversely affect our business, financial condition, results of operations cash flows and growth prospects.

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

We have grown our business largely through the acquisition of other financial institutions and through de novo branching. Since June 14, 2006, we have opened eight de novo branches and acquired South Louisiana Business Bank (“SLBB”) in 2011 and First Community Bank (“FCB”) in 2013 by merger. We intend to continue pursuing a growth strategy for our business through de novo branching and to evaluate attractive acquisition opportunities that are presented to us. Our growth prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following:

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

Our success depends significantly on the continued service and skills of our existing executive management team. The implementation of our business and growth strategies also depends significantly on our ability to retain employees with experience and business relationships within their respective market areas, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. We do not have employment agreements with any of our executive officers, and our officers may terminate their employment with us at any time. Competition for employees is intense, and we could have difficulty replacing such officers with personnel with the combination of skills and attributes required to execute our business and growth strategies and who have ties to the communities within our market areas. The loss of any of our key personnel could therefore have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As a community bank, our ability to maintain our reputation is critical to the growth of our business.

We are a community bank and our reputation is one of the most valuable components of our business. Much of our growth over the past several years has depended on attracting new customers from competing financial institutions and increasing our market share, primarily through the involvement of our employees in the communities that we serve. Also, our ability to attract and retain highly-skilled management and employees is impacted by our reputation. A negative public opinion of our business can result from any number of activities, including our lending practices, corporate governance, and regulatory compliance, acquisitions, and actions taken by our regulators or by community organizations in response to these activities. Significant harm to our reputation could also arise as a result of regulatory or governmental actions, litigation, employee misconduct, or the activities of our customers, other participants in the financial services industry or our contractual counterparties, such as our service providers and vendors. Damage to our reputation could also adversely affect our credit ratings and access to capital markets.

Our business is concentrated in southern Louisiana, and a regional or local economic downturn affecting southern Louisiana may magnify the adverse effects and consequences to us.

We conduct our operations almost exclusively in southern Louisiana, and more specifically, in the Baton Rouge, New Orleans, Lafayette and Hammond metropolitan areas. At December 31, 2015, approximately 97% of the secured loans in our total loan portfolio, including loans held for sale, are secured by properties and other collateral located in Louisiana, while approximately 72% of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or work in either the Baton Rouge or New Orleans metropolitan area. This geographic concentration imposes a greater risk to us than to our competitors in the area who maintain significant operations outside of southern Louisiana. Accordingly, any regional or local economic downturn, or natural or man-made disaster, that affects southern Louisiana or existing or prospective property or borrowers in such area may affect us and our profitability more significantly and more adversely than our more geographically diversified competitors.

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

In addition to the geographic concentration of our markets, certain industry-specific economic factors also affect us. For example, a downturn in segments of the commercial and residential real estate industries in our markets due to adverse economic factors affecting particular industries could have an adverse effect on our customers. In addition, the energy sector, which is historically cyclical, has recently experienced significant volatility and a decline in oil and gas prices. While we consider our exposure to the energy sector to not be significant, less than 1% of total loans as of December 31, 2015, should the price of oil and gas decline further and/or remain at the current low price for an extended period, the general economic conditions in our south Louisiana markets could be negatively affected, which could have a material adverse effect on our business, financial condition, and results of operations.

We have a significant number of loans secured by real estate, and a downturn in the real estate market could result in losses and negatively impact our profitability.

At December 31, 2015, approximately 68% of our total loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower and may deteriorate in value during the time the credit is extended. Real estate values in southern Louisiana declined in the aftermath of Hurricane Katrina in August 2005. These values started to improve in 2006 and 2007. However, in connection with the national recession, real estate values nationally declined severely in 2008 and 2009, including in our markets. Recently, real estate values both nationally and in our markets have shown improvement. Future declines in real estate values in our southern Louisiana markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for loan losses to address the deterioration in the value of the real estate securing our loans. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, cash flows and growth prospects.

Commercial real estate loans may expose us to greater risks than our other real estate loans.

Our loan portfolio includes nonowner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2015, our nonowner-occupied commercial real estate loans totaled $150.8 million, or 20% of our total loan portfolio.

Commercial real estate loans typically depend on cash flows from the property to service the debt. Cash flows, either in the form of rental income or the proceeds from sales of commercial real estate, may be affected significantly by general economic conditions. These loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one-to-four family residential property because there are fewer potential purchasers of the collateral. Additionally, nonowner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on nonowner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations, cash flows and growth prospects.

We are exposed to consumer credit risk.

Historically, we have originated a significant number of consumer installment loans, particularly with respect to automobile finance. We are subject to credit risk resulting from defaults in payment or performance by customers for our loans, as well as loans that we sell to third parties but retain servicing rights. A weak economic environment and high unemployment rates could exert pressure on our auto loan customers resulting in higher delinquencies, repossessions and losses. There can be no assurances that our monitoring of our credit risk as it affects the value of these loans and the underlying collateral will be sufficient to prevent an effect on our profitability and financial condition.

There are also risks with respect to our auto lending in particular. First, as an indirect auto lender, all of our auto loans were originated by dealerships with which we have relationships. As a result, we do not have relationships directly with the borrowers and are dependent on the relationships these dealerships have with their customers to make a determination on whether or not there are factors that would cause an otherwise qualified customer to not repay the loan. In addition, federal and state laws may prohibit, limit or delay our repossession and sale of vehicles on defaulted automobile loan contracts, which will impair our ability to recover losses on these loans. Additional factors that may affect our ability to recoup the full amount due on an indirect auto loan include, among other things, our failure to perfect our security interest in the relevant vehicle, depreciation, obsolescence, damage or loss to the vehicle and the impact of federal and state bankruptcy and insolvency laws. Furthermore, proceeds from the sale of repossessed vehicles can fluctuate significantly based upon market conditions. A deterioration in general economic conditions could result in a greater loss in the sale of repossessed vehicles than we have historically experienced.

In November 2015, the Bank announced that it was exiting the indirect auto loan origination business. The Bank discontinued accepting indirect auto loan applications December 31, 2015, but continued to process and fund applications that were accepted on or before that date. The Bank will continue to service the current auto loan portfolio for its duration, which bears the risks discussed above.

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

As of December 31, 2015, our allowance for loan losses as percentages of total loans and nonperforming loans was 0.82% and 254%, respectively. The determination of the appropriate level of the allowance is inherently subjective and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. In addition, loans acquired in connection with business combination transactions are measured at fair value, based on management’s estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. Because fair value measurements incorporate assumptions regarding credit risk, no allowance for loan losses related to the acquired loans is recorded on the acquisition date.

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

New lines of business or new products and services may subject the Company to additional risks.

From time to time, the Company may implement or may acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, financial condition, and results of operations.

We are subject to interest rate risk.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Our earnings, like that of most financial institutions, are significantly dependent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. At December 31, 2015, our interest sensitivity profile was somewhat liability sensitive, meaning that our net interest expense would increase more from rising interest rates than from falling interest rates.

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

Breakdowns in our internal controls and procedures could have an adverse effect on us.

Management regularly reviews and updates our internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition, and results of operations. See Item 9A, Controls and Procedures for additional information.

Hurricanes or other adverse weather conditions, as well as man-made disasters, could negatively affect our local markets or disrupt our operations, which may adversely affect our business and results of operations.

Our business is concentrated in southern Louisiana, and in the Baton Rouge, New Orleans, Lafayette, and Hammond metropolitan areas in particular. Southern Louisiana is susceptible to major hurricanes, floods, tropical storms and other natural disasters and adverse weather. These natural disasters can disrupt our operations, cause widespread property damage and severely depress the local economies in which we operate. For example, Hurricane Gustav in 2008 severely impacted our headquarters city of Baton Rouge, with power in many areas of the city not being restored for nearly three weeks after the hurricane. The 2010 Deepwater Horizon oil spill in the Gulf of Mexico illustrated that man-made disasters can also adversely affect economic activity in the markets in which we operate. Any economic decline as a result of a natural disaster, adverse weather, oil spill or other man-made disaster can reduce the demand for loans and our other products and services.

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

Our industry could become even more competitive as a result of legislative and regulatory changes as well as continued consolidation. The increased regulatory requirements imposed on financial institutions as well as the economic downturn in the United States in the 2007-2009 time frame, and generally slow recovery thereafter, have already resulted in the consolidation of a number of financial institutions, in addition to acquisitions of failed institutions. We expect additional consolidation to occur. Finally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. If we are unable to successfully compete, our business, financial condition, results of operations and growth prospects will be materially adversely affected.

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

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2015, our goodwill totaled $2.7 million. While we have not recorded any such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

The Company may be materially and adversely affected by the creditworthiness and liquidity of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. Our Bank has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose our Bank to credit risk in the event of a default by a counterparty or client. In addition, our Bank’s credit risk may be increased when the collateral to which it is entitled cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of its credit or derivative exposure. Any such losses could have a material adverse effect on our business, financial condition, and results of operations.

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

Another risk associated with our reliance on technology is our potential vulnerability to security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers as well as to damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event. We have attempted to address these concerns by backing up our systems as well as retaining qualified third-party vendors to test and audit our network. However, there can be no guarantees that our efforts will be successful in avoiding material problems with our information technology and telecommunications systems. If our efforts are unsuccessful, security breaches, viruses and other technology disruptions could expose us to claims, regulatory scrutiny, litigation and other possible liabilities, in addition to a loss of the confidence of our existing customers in the reliability of our systems.

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

Our management continues to assess the impact on our operations of the Dodd-Frank Act and its regulations, many of which have yet to be proposed or adopted or are to be phased-in over the next several months and years. Because the impact of many of the regulations adopted pursuant to the Dodd-Frank Act may not be known for some time, it is difficult to predict at this time the full impact that Dodd-Frank Act will have on us. However, it is expected that at a minimum our operating and compliance costs will increase, and our interest expense could also increase.

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

The deposits of Investar Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. A bank’s regular assessments are determined by its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. In connection with the most recent economic recession, insured depository institution failures, general deterioration in banking and economic conditions, and significantly increased losses of the FDIC, resulted in a decline in the designated reserve ratio of the FDIC to historical lows. To restore this reserve ratio and bolster its funding position, the FDIC imposed a special assessment on depository institutions and also increased deposit insurance assessment rates. Further increases in assessment rates are possible in the future, especially if there are additional bank failures. Any increase in deposit insurance assessment rates, or any future special assessment, could materially and adversely affect our business, results of operations, financial condition and growth prospects.

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

Shares eligible for future sale could adversely affect market prices of our common stock.

Shares of our common stock eligible for future sale, including those that may be issued in any private or public offering of our common stock, as consideration in acquisition transactions, or as incentives under incentive plans, could adversely affect market prices for our common stock. As of December 31, 2015, we had 7,264,282 shares outstanding, 278,352 shares subject to options granted under our incentive plan, and warrants outstanding to purchase 130,875 shares of our common stock. Because our outstanding shares of common stock either were issued in an offering registered under the Securities Act of 1933, as amended (the “Securities Act”) or have been held for more than one year, such shares are freely tradable, except for shares held by our affiliates (approximately 9% of shares outstanding as of December 31, 2015) and 60,592 shares that represent unvested restricted shares under our incentive plan. Shares issued under our incentive plan will be available for sale into the public market, except for shares held by our affiliates. Shares held by our affiliates may be resold subject to the restrictions in Rule 144 of the Securities Act. In the future, we may issue additional shares of common stock to raise capital for growth or as consideration in acquisition transactions or for other purposes, and such shares may be registered under the Securities Act and freely tradable.

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

In connection with the FCB merger, we assumed junior subordinated debentures issued by FCB. At December 31, 2015, we had trust preferred securities and accompanying junior subordinated debentures with a carrying value of $3.6 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our main office is located at 7244 Perkins Road in Baton Rouge, Louisiana, in an approximately 4,900 square foot building built in May 2008. In addition to our main office, we operate ten branch offices located in Ascension (1), East Baton Rouge (2), Jefferson (1), Lafayette (1), Livingston (1), St. Tammany (2), Tangipahoa (1) and West Baton Rouge (1) Parishes, Louisiana, as well as a mortgage and loan operations center and a separate executive and operations center, each in Baton Rouge. We also have four stand-alone automated teller machines in Baton Rouge.

We own our main office and all of our branch sites. Each branch facility is a stand-alone building, equipped with an automatic teller machine and on-site parking as well as providing for drive-up access. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

We have completed construction on a new branch location in Gonzales, Louisiana (in our Baton Rouge market area), which we expect to open in the second quarter of 2016, subject to regulatory approval. We also own two tracts of land in Ascension parish, one in St. Mary parish, one in Jefferson parish, one in Calcasieu parish and one in Lafayette parish, each of which has been designated as a future branch location, although the timing of the development of these tracts is uncertain.

Item 3. Legal Proceedings

From time to time we are party to ordinary routine litigation matters incidental to the conduct of our business. We are not presently party to, and none of our property is the subject of, any legal proceedings the resolution of which we believe would have a material adverse effect on our business, financial condition, results of operation, cash flows, growth prospects or capital levels nor were any such proceedings terminated during the fourth quarter of 2015.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

Our common stock is listed on the NASDAQ Global Select Market (the “NASDAQ”) under the symbol “ISTR.” As of February 16, 2016, there were approximately 789 holders of record of our common stock, and the closing sales price of our common stock on that date was $14.55.

The following tables set forth the reported high and low intraday sales prices for the Company’s common stock as reported by NASDAQ during each quarter since we completed our initial public offering and began trading on July 3, 2014. Prior to that date, there was no public trading market for our common stock.

2015	High	Low
4th quarter	$18.00	$15.39
3rd quarter	$16.52	$14.95
2nd quarter	$17.20	$14.65
1st quarter	$17.42	$13.35

2014
4th quarter	$15.00	$13.00
3rd quarter	$19.00	$13.06

Dividends

The following table sets forth the amounts of dividends declared on the Company’s common stock during each quarterly period for the years ended December 31, 2014 and 2015.

2015	Amount Per Share
4th quarter	$0.0086
3rd quarter	0.0082
2nd quarter	0.0078
1st quarter	0.0074
2014
4th quarter	0.0070
3rd quarter	0.0068
2nd quarter	0.0123
1st quarter	0.0122

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

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s common stock over a measurement period beginning July 3, 2014 with (i) the cumulative total return on the stocks included in the Russell 3000 Index and (ii) the cumulative total return on the stocks included in the SNL Index of Banks with assets between $500 million and $1 billion. The performance graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the SNL Index of Banks was $100 at July 3, 2014, the date our common stock began publicly trading on the NASDAQ, and that all dividends were reinvested.

Index	7/3/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Investar Holding Corporation	100.00	94.66	98.58	121.71	108.19	110.25	125.27
Russell 3000	100.00	98.35	103.01	104.37	104.02	96.00	101.50
SNL U.S. Bank $500M-$1B	100.00	99.91	103.39	105.33	104.93	108.54	114.05

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs (2)
October 1, 2015 to October 31, 2015	88	$15.83	-	$213,144
November 1, 2015 to November 30, 2015	-	-	-	213,144
December 1, 2015 to December 31, 2015	126	17.33	-	213,144
	214	$16.72	-	$213,144

(1)	Represents shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.
(2)

On February 19, 2015, the Company announced that its board of directors authorized the repurchase of up to 250,000 shares of the Company’s common stock in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws.

Unregistered Sales of Equity Securities

None.

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

Item 6. Selected Financial Data

The following table sets forth selected historical financial information and other data as of and for years ended December 31, 2015, 2014, 2013, 2012, and 2011. As discussed in Item 1, Business, Investar Bank did not become a subsidiary of the Company until the completion of the share exchange in November 2013. Accordingly, the selected financial information below as of and for the years ended December 31, 2012 and 2011 relates only to the operations of the Bank, while the selected financial information below as of and for the years ended December 31, 2015, 2014 and 2013 reflects the operations of the Company and the Bank on a consolidated basis. The selected financial information for the years ended December 31, 2015, 2014 and 2013 has been derived from the audited consolidated financial statements of the Company as of and for such years, other than the performance ratios, and the selected financial information for the years ended December 31, 2012 and 2011 has been derived from the audited financial statements of Investar Bank as of and for such years, other than the performance ratios.

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

(In thousands, except share data)(1)

	As of December 31,
	2015	2014	2013	2012	2011
Financial Condition Data
Total assets	$1,031,555	$879,354	$634,946	$375,446	$279,330
Total gross loans, net of allowance for loan losses	819,822	721,556	505,744	303,019	226,209
Allowance for loan losses	6,128	4,630	3,380	2,722	1,746
Investment securities	139,779	92,818	62,752	44,326	28,930
Goodwill and other intangible assets	3,175	3,216	3,257	2,828	2,839
Noninterest-bearing deposits	90,447	70,217	72,795	37,489	18,208
Interest-bearing deposits	646,959	557,901	459,811	262,181	209,960
Total deposits	737,406	628,118	532,606	299,670	228,168
Long-term borrowings	11,969	25,055	34,427	26,794	9,575
Total stockholders’ equity	$109,350	$103,384	$55,483	$43,553	$35,166

	As of and for the year ended December 31,
	2015	2014	2013	2012	2011
Income Statement Data
Interest income	$37,340	$31,369	$22,472	$14,587	$11,302
Interest expense	5,882	4,675	3,460	2,542	2,579
Net interest income	31,458	26,694	19,012	12,045	8,723
Provision for loan losses	1,865	1,628	1,026	685	639
Net interest income after provision	29,593	25,066	17,986	11,360	8,084
Noninterest income	8,344	5,860	5,354	3,625	2,032
Noninterest expense	27,353	24,384	19,024	11,645	8,615
Income before income taxes	10,584	6,542	4,316	3,340	1,501
Income tax expense	3,511	1,145	1,148	979	502
Net income	$7,073	$5,397	$3,168	$2,361	$999

	As of and for the year ended December 31,
	2015	2014	2013	2012	2011
Per Common Share Data
Basic earnings per share	$0.98	$0.98	$0.86	$0.79	$0.54
Diluted earnings per share	0.97	0.93	0.81	0.71	0.47
Dividends per share	0.03	0.04	0.05	0.05	0.07
Book value per share	15.05	14.24	14.06	13.56	12.82
Tangible book value per share(2)	14.62	13.79	13.24	12.68	11.79
Period end common shares outstanding	7,264,282	7,262,085	3,945,114	3,210,816	2,742,205
Basic weighted average common shares outstanding	7,214,045	5,533,514	3,667,929	2,998,087	1,843,180
Diluted weighted average common shares outstanding	7,258,008	5,777,302	3,923,375	3,302,661	2,120,471

Performance Ratios
Return on average assets	0.77%	0.73%	0.64%	0.74%	0.44%
Return on average equity	6.60%	6.80%	6.10%	5.90%	4.44%
Net interest margin	3.61%	3.85%	4.10%	4.04%	4.09%
Efficiency ratio(3)	68.72%	74.90%	78.07%	74.32%	80.10%
Net interest income to average assets	3.42%	3.63%	3.83%	3.77%	3.86%
Dividend payout ratio	3.26%	3.93%	5.44%	5.84%	12.91%

Asset Quality Ratios
Nonperforming assets to total assets	0.30%	0.69%	0.79%	0.62%	0.75%
Nonperforming loans to total loans	0.32%	0.54%	0.30%	0.02%	0.01%
Allowance for loan losses to total loans	0.82%	0.74%	0.67%	0.94%	0.79%
Allowance for loan losses to nonperforming loans	254.16%	138.61%	227.00%	5136.00%	6236.00%
Net charge-offs to average loans	0.05%	0.07%	0.09%	-0.12%	0.20%

Capital Ratios(4)
Total equity to total assets	10.60%	11.76%	8.74%	11.60%	12.59%
Tangible common equity to tangible assets(5)	10.32%	11.43%	8.27%	10.93%	11.69%
Tier 1 capital to average assets	11.39%	12.61%	9.53%	11.55%	11.67%
Common equity tier 1 capital ratio	11.67%	NA	NA	NA	NA
Tier 1 capital to risk-weighted assets	12.05%	13.79%	10.85%	13.06%	14.36%
Total capital to risk-weighted assets	12.72%	14.41%	11.51%	13.95%	15.14%

(1)

Selected consolidated financial data includes the effect of mergers from the date of each merger. On May 1, 2013, Investar Bank acquired First Community Bank (“FCB”), a Louisiana state bank headquartered in Hammond, Louisiana, by merger of FCB with and into Investar Bank. On October 1, 2011, Investar Bank acquired South Louisiana Business Bank (“SLBB”), a Louisiana state bank headquartered in Prairieville, Louisiana, by merger of SLBB with and into Investar Bank. References in this document to assets purchased and liabilities assumed in the FCB and SLBB mergers reflect the fair value of such assets and liabilities on the date of acquisition, unless the context otherwise requires. See Note 2, Acquisition Activity, in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, for additional information about the FCB and SLBB transactions.

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

(3)

Efficiency ratio represents noninterest expenses divided by the sum of net interest income (before provision for loan losses) and noninterest income. For more information regarding our use of non-GAAP financial measures, including our calculation of the efficiency ratio, please refer to the information under the heading “Non-GAAP Financial Measures” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(4)

Beginning January 1, 2015, the capital ratios are calculated using the Basel III framework. Capital ratios for prior periods were calculated using the Basel I framework. The Common Equity Tier 1 capital ratio is a new ratio introduced under the Basel III framework. See discussion of Basel III framework under the heading “Regulatory Capital Requirements” in Item 1, Business.

(5)

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

Our forward-looking statements contained herein are based on assumptions and estimates that management believes to be reasonable in light of the information available at this time. However, many of these statements are inherently uncertain and beyond our control and could be affected by many factors. Factors that could have a material effect on our business, financial condition, results of operations, cash flows and future growth prospects can be found in Item 1A, Risk Factors. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•	business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate;
•	our ability to achieve organic loan and deposit growth, and the composition of that growth;
•	changes (or the lack of changes) in interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing;
•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;
•	our dependence on our management team, and our ability to attract and retain qualified personnel;
•	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers;
•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;
•	the concentration of our business within our geographic areas of operation in Louisiana;
•	concentration of credit exposure;
•	deteriorating asset quality and higher loan charge-offs, and the time and effort necessary to resolve problem assets;
•	a lack of liquidity, including as a result of a reduction in the amount of deposits we hold or other sources of liquidity;
•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;
•	difficulties in identifying attractive acquisition opportunities and strategic partners that will complement our relationship banking approach;
•	our ability to efficiently integrate acquisitions into our operations, retain the customers of acquired businesses and grow the acquired operations;

•	the impact of litigation and other legal proceedings to which we become subject;
•	data processing system failures and errors;
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

Overview

Through our wholly-owned subsidiary Investar Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses in our primary areas of operation in South Louisiana: Baton Rouge, New Orleans, Lafayette, Hammond and their surrounding metropolitan areas. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. Our strategy includes organic growth through high quality loans and growth through acquisitions. We currently operate 11 full service branches, including a branch in Baton Rouge, Louisiana opened in August 2014. We have completed construction of one new branch in Gonzales, Louisiana in our Baton Rouge market area and in September 2015, acquired land and a building for an additional branch in our New Orleans market area. We continue to focus on growing our deposit base in our markets. We completed acquisitions in 2011 and 2013 and regularly review acquisition opportunities.

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

Financial Condition and Results of Operations

Net income for the year ended December 31, 2015 totaled $7.1 million, or $0.97 per diluted share, compared to $5.4 million, or $0.93 per diluted share, for the year ended December 31, 2014. This represents a $1.7 million, or 31%, increase in net income. The increase can mainly be attributed to the Company’s year over year earning asset growth.

Key components of the Company’s performance during the year ended December 31, 2015 are summarized below.

•	Total assets grew to $1.0 billion at December 31, 2015, an increase of 17% from $879.4 million at December 31, 2014.

•	Total loans, excluding held for sale, net of allowance for loan losses at December 31, 2015 were $739.3 million, an increase of $121.2 million, or 20% compared to $618.1 million at December 31, 3014.

•

Total deposits were $737.4 million at December 31, 2015, an increase of $109.3 million, or 17%, compared to deposits of $628.1 million at December 31, 2014. Noninterest-bearing deposits increased $20.2 million, or 29%, to $90.4 million compared to $70.2 million at December 31, 2014.

•

Net interest income for the year ended December 31, 2015 was $31.5 million, an increase of $4.8 million, or 18%, compared to $26.7 million for the year ended December 31, 2014. This increase was mainly driven by organic growth in our interest-earning assets with an increase in net interest income of $7.1 million due to an increase in volume offset by a $2.3 million decrease related to a reduction in yield compared the year ended December 31, 2014.

•

We opened our Highland Road branch in Baton Rouge, Louisiana on August 1, 2014. This branch contributed $27.8 million to our total gross loans and $42.6 million to our total deposits at December 31, 2015.

•	We hired a number of key bankers in the past two years, including experienced commercial lenders and their teams in the Baton Rouge, New Orleans, and Lafayette markets.

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

Our management, banking regulators, many financial analysts and other investors use these non-GAAP financial measures to compare the capital adequacy of banking organizations with significant amounts of preferred equity and/or goodwill or other intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions. Tangible equity, tangible assets, tangible book value per share or related measures should not be considered in isolation or as a substitute for total stockholders’ equity, total assets, book value per share or any other measure calculated in accordance with GAAP. Moreover, the manner in which we calculate tangible equity, tangible assets, tangible book value per share and any other related measures may differ from that of other companies reporting measures with similar names. The following table reconciles, as of the dates set forth below, stockholders’ equity (on a GAAP basis) to tangible equity and total assets (on a GAAP basis) to tangible assets and calculates both our tangible book value per share and efficiency ratio (dollars in thousands).

	As of and for the year ended December 31,
	2015	2014	2013	2012	2011
Total stockholders' equity - GAAP	$109,350	$103,384	$55,483	$43,553	$35,166
Adjustments:
Goodwill	2,684	2,684	2,684	2,684	2,684
Other intangibles	491	532	573	145	155
Tangible equity	$106,175	$100,168	$52,226	$40,724	$32,327

Total assets - GAAP	$1,031,555	$879,354	$634,946	$375,446	$279,330
Adjustments:
Goodwill	2,684	2,684	2,684	2,684	2,684
Other intangibles	491	532	573	145	155
Tangible assets	$1,028,380	$876,138	$631,689	$372,617	$276,491

Total shares outstanding
Book value per share	$15.05	$14.24	$14.06	$13.56	$12.82
Effect of adjustment	(0.43)	(0.45)	(0.82)	(0.88)	(1)
Tangible book value per share	$14.62	$13.79	$13.24	$12.68	$11.79
Total equity to total assets	10.60%	11.76%	8.74%	11.60%	12.59%
Effect of adjustment	(0.28)	(0.33)	(0.47)	(0.67)	(1)
Tangible equity to tangible assets	10.32%	11.43%	8.27%	10.93%	11.69%

Efficiency ratio(1)
Noninterest expense	$27,353	$24,384	$19,024	$11,645	$8,615
Net interest income	31,458	26,694	19,012	12,045	8,723
Noninterest income	8,344	5,860	5,354	3,625	2,033
Efficiency ratio	68.72%	74.90%	78.07%	74.32%	80.10%

(1)Calculated as noninterest expense divided by the sum of net interest income (before provision for loan losses) and noninterest income.

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

Acquisition Accounting. We account for our acquisitions under ASC Topic 805, Business Combinations (“ASC 805”), which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, are recorded at fair value (which is discussed below). The excess purchase price over the fair value of net assets acquired is recorded as goodwill. If the fair value of the net assets acquired exceeds the purchase price, a bargain purchase gain is recognized.

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

Discussion and Analysis of Financial Condition

Total assets were $1.0 billion at December 31, 2015, an increase of 17% from total assets of $879.4 million at December 31, 2014. Our total assets of $879.4 million at December 31, 2014 represents a 38% increase from total assets of $634.9 million at December 31, 2013. The growth experienced since December 31, 2013 can be attributed to organic growth of the Company through de novo branches and the hiring of a number of key bankers, including experienced commercial lenders.

Loans

General. Loans, excluding loans held for sale, constitute our most significant asset, comprising 72%, 71%, and 79% of our total assets at December 31, 2015, 2014, and 2013, respectively. Loans, excluding loans held for sale, increased $122.6 million, or 20%, to $745.4 million at December 31, 2015 from $622.8 million at December 31, 2014. Loans, excluding loans held for sale, increased $118.7 million, or 24%, to $622.8 million at December 31, 2014 from $504.1 million at December 31, 2013.

The table below sets forth the balance of loans, excluding loans held for sale, outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Mortgage loans on real estate:
Construction and land development	$81,863	11.0%	$71,350	11.4%	$63,170	12.5%	$20,271	7.0%	$21,171	9.6%
1-4 Family	156,300	21.0	137,519	22.1	104,685	20.8	54,813	19.0	46,664	21.2
Multifamily	29,694	4.0	17,458	2.8	14,286	2.8	1,750	0.6	1,454	0.7
Farmland	2,955	0.4	2,919	0.5	830	0.2	64	0.0	8	0.0
Commercial real estate
Owner- occupied	137,752	18.5	119,668	19.2	78,415	15.6	52,534	18.2	38,397	17.4
Nonowner- occupied	150,831	20.2	105,390	16.9	78,948	15.6	47,393	16.4	18,070	8.2
Commercial and industrial	69,961	9.4	54,187	8.7	32,665	6.5	15,319	5.3	11,499	5.2
Consumer	116,085	15.5	114,299	18.4	131,096	26.0	96,609	33.5	82,986	37.7
Total loans	$745,441	100.0%	$622,790	100.0%	$504,095	100.0%	$288,753	100.0%	$220,249	100.0%

As the table above indicates, we have experienced significant growth in all loan categories, with the exception of consumer, from 2013 to 2015. Our strong presence in our Baton Rouge market and our expansion into the New Orleans, Hammond, and Lafayette markets are the primary reasons for our loan growth from 2013 to 2015. Beyond the impact of our expansion into new markets, we believe our loan growth from 2013 to 2015 is due to the successful implementation of our relationship-driven banking strategy. The decrease in the consumer loan portfolio from 2013 to 2015 is primarily a result of the Company’s increase in consumer loan pool sales. In addition, the Company announced in November 2015 that the Bank would be exiting the indirect auto loan origination business based on the operating performance of the business in order to focus the Bank’s resources on relationship banking. The Bank discontinued accepting indirect auto loan applications on December 31, 2015, but continued to process and fund applications that were accepted on or before that date. Indirect auto loans represented approximately 80% of our total consumer loans at December 31, 2015. As a result, the Company expects its consumer loan portfolio as a percentage of the total loan portfolio to decrease over time.

At December 31, 2015, the Company’s total business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $207.7 million, an increase of $33.8 million, or 19%, compared to the business lending portfolio of $173.9 million at December 31, 2014. The business lending portfolio at December 31, 2014 increased $62.8 million, or 57%, compared to $111.1 million at December 31, 2013.

The following table sets forth loans outstanding at December 31, 2015, which, based on remaining scheduled repayments of principal, are due in the periods indicated, as well as the amount of loans with fixed and variable rates in each maturity range. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less.

(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Mortgage loans on real estate:
Construction and land development	$48,728	$25,744	$5,478	$1,913	$-	$81,863
1-4 Family	9,026	26,969	48,695	35,866	35,744	156,300
Multifamily	2,138	12,309	13,522	127	1,598	29,694
Farmland	-	49	851	2,055	-	2,955
Commercial real estate
Owner-occupied	3,832	51,741	45,053	31,202	5,924	137,752
Nonowner-occupied	4,110	55,122	69,543	21,572	484	150,831
Commercial and industrial	13,071	31,509	22,612	230	2,539	69,961
Consumer	3,517	88,555	23,615	398	-	116,085
Total loans	$84,422	$291,998	$229,369	$93,363	$46,289	$745,441
Amounts with fixed rates	$31,210	$259,629	$208,121	$93,061	$42,649	$634,670
Amounts with variable rates	53,212	32,369	21,248	302	3,640	110,771
Total loans	$84,422	$291,998	$229,369	$93,363	$46,289	$745,441

Loans Held for Sale. Loans held for sale, consisting of both consumer and mortgage loans, decreased $22.9 million, or 22%, to $80.5 million at December 31, 2015 from $103.4 million at December 31, 2014. The decrease is primarily due to $99.7 million of consumer loans classified as held for sale at December 31, 2014 after two consumer loan pool sales were postponed by the buyer from the fourth quarter of 2014 to the first quarter of 2015. Consumer loans held for sale were $79.9 million at December 31, 2015. No consumer loans were classified as held for sale at December 31, 2013.

In the years ended December 31, 2015 and 2014, we originated $303.1 million and $170.8 million, respectively, in consumer loans for sale, consisting of auto loans. There were no consumer loans originated for sale in 2013.

We sell pools of our consumer loans, typically several times per quarter, in order to manage our concentration in consumer loans as well as to generate liquidity. For the year ended December 31, 2015, we recognized gains from the sales of pools of our consumer loans of $3.1 million. For the year ended December 31, 2014, the gains from sales of pools of our consumer loans was $1.7 million, an increase over gains of $0.2 from such sales for the year ended December 31, 2013, due primarily to the overall growth in consumer loan originations and our strategy to sell the majority of consumer loans originated. The gains from the sales of pools of our consumer loans are expected to decrease significantly as the result of exiting the indirect auto loan origination business, as mentioned in Loans – General above.

In the years ended December 31, 2015 and 2014, we originated $46.6 million and $67.7 million, respectively, in mortgage loans for sale. Mortgage loans held for sale decreased $3.1 million, or 84%, to $0.6 million at December 31, 2015 from $3.7 million at December 31, 2014. The decrease is primarily due to a decrease in originations of mortgage loans for sale and the timing of the loan sales. We do not expect significant growth in mortgage originations.

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

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2015 and December 31, 2014, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 14% of our total assets at December 31, 2015 and totaled $139.8 million at December 31, 2015, an increase of $47.0 million, or 51%, from $92.8 million at December 31, 2014. The investment securities balance at December 31, 2014 represents a $30.0 million, or 48%, increase from $62.8 million at December 31, 2013. The increase in investment securities at December 31, 2015 compared to December 31, 2014 and 2013 resulted from purchases of all investment types in our current portfolio.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	December 31, 2015		December 31, 2014		December 31, 2013
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. government agencies and corporations	$30,460	21.79%	$8,339	8.98%	$6,182	9.85%
Obligations of state and political subdivisions	35,515	25.41	26,811	28.89	14,100	22.47
Corporate bonds	14,824	10.61	5,419	5.84	4,925	7.85
Residential mortgage-backed securities	55,899	39.99	50,224	54.11	36,804	58.65
Commercial mortgage backed securities	1,989	1.42	1,491	1.61	265	0.42
Equity securities	1,092	0.78	534	0.57	476	0.76
Total	$139,779	100.00%	$92,818	100.00%	$62,752	100.00%

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

In the year ended December 31, 2015, we purchased $88.6 million of investment securities, compared to purchases of $72.2 million and $40.4 million of investment securities during the years ended December 31, 2014 and 2013, respectively. We increased our purchases of securities in 2014, which continued throughout 2015, primarily to increase the amount of liquidity on our balance sheet and also to reposition the portfolio to take advantage of an anticipated rising interest rate environment. Mortgage-backed securities represented 42%, 87%, and 69% of the available for sale securities we purchased in 2015, 2014, and 2013, respectively. Of the remaining securities purchased in 2015, 2014 and 2013, 29%, 6% and 4%, respectively, were U.S. government agency securities, while 16%, 3%, and 18%, respectively, were municipal securities. We only purchase corporate bonds that are investment grade securities issued by seasoned corporations.

Typically, our investment securities are available for sale. Our purchases of held to maturity securities comprised only 6% of our total purchases in 2015. Our purchases of held to maturity securities in 2015 consisted only of mortgage-backed securities while our purchases of held to maturity securities in 2014 mainly consisted of U.S. government agency securities. Our purchases of held to maturity securities in 2013 consisted of U.S. government agency securities that we acquired in connection with our acquisition of FCB and mortgage-backed securities that were qualified investments for Community Redevelopment Act purposes.

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio as of December 31, 2015 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of other U.S. government agencies and corporations	$-	-%	$-	-%	$-	-%	$3,987	2.21%
Obligations of states and political subdivisions	655	7.17	2,950	7.17	3,575	7.17	6,868	4.38
Residential mortgage-backed securities	-	-	-	-	-	-	8,373	2.65
Available for sale:
Obligations of other U.S. government agencies and corporations	-	-	634	2.10	4,980	2.51	20,888	2.38
Obligations of states and political subdivisions	-	-	3,511	2.22	4,044	3.24	13,810	4.47
Corporate bonds	-	-	5,096	1.84	9,723	3.14	250	4.00
Residential mortgage-backed securities	-	-	-	-	3,888	2.04	43,815	2.16
Commercial mortgage-backed securities	-	-	738	2.08	1,027	2.32	240	1.85
	$655		$12,929		$27,237		$98,231

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 35%.

Premises and Equipment

Bank premises and equipment increased $2.1 million, or 7%, to $30.6 million at December 31, 2015 from $28.5 million at December 31, 2014. The construction of a new branch location in Gonzales, Louisiana and the purchase of potential future branch locations in Jefferson and Calcasieu parishes are the primary reasons for this increase. Bank premises and equipment increased $3.8 million, or 16%, to $28.5 million at December 31, 2014 from $24.7 million at December 31, 2013. The acquisition of a parcel of land in Lafayette, Louisiana for a potential future branch location and the purchase of furniture and fixtures related to the consolidation of our back office support staff to a central location are the primary reasons for this increase.

Deferred Tax Asset

At December 31, 2015, the net deferred tax asset was $1.9 million, compared to $1.1 million and $1.2 million, respectively, at December 31, 2014 and 2013. The increase is mainly attributable to the $0.7 million increase in the deferred tax asset related to the provision for loan losses.

The Bank acquired a net operating loss carryforward of approximately $1.4 million on an after-tax basis as a result of the acquisitions of both SLBB and FCB. At December 31, 2015, we held approximately $1.2 million in net operating loss carryforwards, with expiration dates ranging from 2031 to 2033. U.S. tax law imposes annual limitations under Internal Revenue Code Section 382 on the amount of net operating loss carryforwards that may be used to offset federal taxable income. Under these laws, we may apply up to approximately $0.6 million to offset our taxable income each year through 2015, with declining amounts thereafter as the net operating loss carryforwards are utilized. In addition to this limitation, our ability to utilize net operating loss carryforwards depends upon the Company generating taxable income. Given the substantial amount of time before our net operating loss carryforwards begin to expire, we currently expect to utilize these net operating loss carryforwards in full before their expiration.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at December 31, 2015, 2014 and 2013 (dollars in thousands).

	December 31, 2015		December 31, 2014		December 31, 2013
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$90,447	12.3%	$70,217	11.2%	$72,795	13.7%
NOW accounts	140,503	19.0	116,644	18.6	77,190	14.5
Money market deposit accounts	96,113	13.0	77,589	12.4	67,006	12.6
Savings accounts	53,735	7.3	53,332	8.5	52,177	9.8
Time deposits	356,608	48.4	310,336	49.4	263,438	49.5
Total deposits	$737,406	100%	$628,118	100%	$532,606	100%

Total deposits were $737.4 million at December 31, 2015, an increase of $109.3 million, or 17%, from total deposits of $628.1 million at December 31, 2014. Total deposits at December 31, 2014 increased $95.5 million, or 18%, from total deposits of $532.6 million at December 31, 2013. The increase in deposits at December 31, 2015 compared to December 31, 2014 and 2013 resulted from organic growth in all of our markets.

The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at December 31, 2015 and 2014 (dollars in thousands).

	December 31,
	2015		2014
Time remaining until maturity:	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Three months or less	$4,312	$363	$24,193	$-
Over three months through six months	10,039	-	4,554	234
Over six months through twelve months	12,809	103	7,617	208
Over one year through three years	5,272	438	8,421	128
Over three years	1,468	-	1,386	123
	$33,900	$904	$46,171	$693

Borrowings

Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), lines of credit with First National Bankers Bankshares, Inc. (“FNBB”) and The Independent Bankers Bank (“TIB”), and junior subordinated debentures. Securities sold under agreements to repurchase increased $26.8 million to $39.1 million at December 31, 2015 from $12.3 million at December 31, 2014. Our advances from the FHLB were $127.5 million at December 31, 2015, an increase of $1.7 million, or 1%, from FHLB advances of $125.8 million at December 31, 2014. We had no funds drawn on the lines of credit at December 31, 2015 or 2014. The $3.6 million in junior subordinated debt at December 31, 2015 and 2014 represents the junior subordinated debentures that we assumed in connection with our acquisition of FCB. The overall increase in borrowings was used primarily to fund loan growth.

Securities sold under agreements to repurchase increased $2.1 million to $12.3 million at December 31, 2014 from $10.2 million at December 31, 2013 primarily a result of one new short-term repurchase agreement. Our advances from the FHLB were $125.8 million at December 31, 2014, an increase of $95.0 million, or 308%, from FHLB advances of $30.8 million at December 31, 2013, mainly resulting from the timing of our consumer loan pool sales, as short term FHLB advances were used to fund the origination of the loans included in the two loan sales that the buyers postponed form the fourth quarter of 2014 to the first quarter of 2015.

The average balances and cost of funds of short-term borrowings at December 31, 2015, 2014 and 2013 are summarized in the table below (dollars in thousands).

	Average Balances			Cost of Funds
	December 31,
	2015	2014	2013	2015	2014	2013
Federal funds purchased and other short-term borrowings	$41,906	$16,521	$19	0.20%	0.16%	0.76%
Securities sold under agreements to repurchase	19,064	11,828	7,608	0.20	0.23	0.15
Total short-term borrowings	$60,970	$28,349	$7,627	0.20%	0.19%	0.15%

Results of Operations

Performance Summary

2015 vs. 2014. For the year ended December 31, 2015, net income was $7.1 million, or $0.98 per basic share and $0.97 per diluted share, compared to net income of $5.4 million, or $0.98 per basic share and $0.93 per diluted share, for the year ended December 31, 2014. The increase in our net income was primarily driven by higher levels of net interest income resulting from strong organic loan growth, offset, in part, by a decrease in yields on interest-earning assets. Return on average assets increased to 0.77% for the year ended December 31, 2015 from 0.73% for the year ended December 31, 2014 primarily as a result of increases in interest income and noninterest income. Return on average equity was 6.6% for the year ended December 31, 2015 as compared to 6.8% for the year ended December 31, 2014. This decrease is attributable to the increase in average equity in 2015 as a result of the Company’s initial public offering in July 2014.

2014 vs. 2013. For the year ended December 31, 2014, net income was $5.4 million, or $0.98 per basic share and $0.93 per diluted share, compared to net income of $3.2 million, or $0.86 per basic share and $0.81 per diluted share, for the year ended December 31, 2013. The increase in our net income was primarily driven by higher levels of net interest income resulting from strong organic loan growth as well as the increase in loans as a result of the FCB acquisition in 2013, offset, in part, by a slight decrease in yields on interest-earning assets. Return on average assets increased to 0.73% for the year ended December 31, 2014 from 0.64% for the year ended December 31, 2013 primarily on account of increases in interest income and noninterest income. Return on average equity was 6.8% for the year ended December 31, 2014 as compared to 6.1% for the year ended December 31, 2013.

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

2015 vs. 2014. Net interest income increased 18% to $31.5 million for the year ended December 31, 2015 from $26.7 million for the same period in 2014. Net interest margin was 3.61% for the year ended December 31, 2015, down 24 basis points from 3.85% for the year ended December 31, 2014. The increase in net interest income resulted from increases in the volume of interest-earning assets, offset by declines in the rate earned on interest-earnings assets and an increase in the volume of interest-bearing liabilities, as well as a slight decrease in the rate paid on such liabilities. These changes were driven by organic loan and deposit growth and the current interest rate environment. For the year ended December 31, 2015, average loans and average investment securities increased approximately $152.8 million and $19.6 million, respectively, compared to the same period in 2014, while average interest-bearing deposits and average short- and long-term borrowings increased approximately $105.2 million and $30.0 million, respectively.

Interest income was $37.3 million for the year ended December 31, 2015 compared to $31.4 million for the same period in 2014. Loan interest income made up substantially all of our interest income for the years ended December 31, 2015 and 2014. Interest on our commercial real estate loans, one-to-four family residential real estate loans and consumer loans constituted the three largest components of our loan interest income for the years ended December 31, 2015 and 2014 at 77% and 79%, respectively, for such periods. The prolonged low interest rate environment contributed to a lower yield on earning assets, offset by the increases in interest-earning assets, described above. The overall yield on interest-earning assets decreased 23 basis points to 4.29% for the year ended December 31, 2015 as compared to 4.52% for the same period in 2014. The loan portfolio yielded 4.65% for the year ended December 31, 2015 as compared to 4.99% for the year ended December 31, 2014, while the yield on the investment portfolio was 2.22% for the year ended December 31, 2015 compared to 1.69% for the year ended December 31, 2014.

Interest expense was $5.9 million for the year ended December 31, 2015, an increase of $1.2 million compared to interest expense of $4.7 million for the year ended December 31, 2014, as a result of an increase in volume of interest-bearing liabilities and a slight increase in cost. Average interest-bearing liabilities increased approximately $135.1 million for the year ended December 31, 2015 as compared to the same period in 2014 as a result of our organic deposit growth. The cost of interest-bearing liabilities increased two basis points to 0.82% for the year ended December 31, 2015 compared to the same period in 2014, primarily as a result of an increase in the cost of short-term borrowings.

2014 vs. 2013. Net interest income increased 40% to $26.7 million for the year ended December 31, 2014 from $19.0 million for the same period in 2013. Net interest margin was 3.85% for the year ended December 31, 2014, down 25 basis points from 4.10% for the year ended December 31, 2013. The increase in net interest income resulted from increases in the volume of interest-earning assets and decreases in the cost of interest-bearing liabilities, offset by decreases in the rate earned on interest-earnings assets and an increase in the volume of interest-bearing liabilities. These changes were driven both by the impact of the assets acquired and liabilities assumed in connection with the FCB acquisition as well as organic loan and deposit growth. For the year ended December 31, 2014, average loans and average investment securities increased approximately $195.2 million and $24.4 million, respectively, compared to the same period in 2013, while average interest-bearing deposits and average short- and long-term borrowings increased approximately $151.5 million and $30.1 million, respectively.

Interest income was $31.4 million for the year ended December 31, 2014 compared to $22.5 million for the same period in 2013. Loan interest income made up substantially all of our interest income for the years ended December 31, 2014 and 2013. Interest on our commercial real estate loans, our one-to-four family residential real estate loans and our consumer loans constituted the three largest components of our loan interest income for the years ended December 31, 2014 and 2013 at 79% each for such periods. The prolonged low interest rate environment contributed to a lower yield on earning assets, offset by the increases in interest-earning assets, described above. The overall yield on interest-earning assets decreased thirty-three basis points to 4.52% for the year ended December 31, 2014 compared to 4.85% for the same period in 2013. The loan portfolio yielded 4.99% for the year ended December 31, 2014 compared to 5.34% for the year ended December 31, 2013, while the yield on the investment portfolio was 1.69% for the year ended December 31, 2014 compared to 1.41% for the year ended December 31, 2013.

Interest expense was $4.7 million for the year ended December 31, 2014, an increase of $1.2 million compared to interest expense of $3.5 million for the year ended December 31, 2013, as a result of an increase in volume of interest-bearing liabilities, offset by a decrease in cost. Average interest-bearing liabilities increased approximately $186.6 million for the year ended December 31, 2014 as compared to the same period in 2013 as a result of the FCB acquisition and our organic deposit growth. The cost of interest-bearing liabilities decreased seven basis points to 0.80% for the year ended December 31, 2014 compared to the same period in 2013, primarily as a result of lower rates overall. In particular, the weighted average rate paid on certificates of deposit decreased seven basis points during the year ended December 31, 2014 compared to same period in 2013. Competitive factors and the general interest rate environment, as well as the impact of our strategy to cross-sell using lower cost deposits, drove the decrease in deposit rates.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category as of and for the years ended December 31, 2015, 2014 and 2013. Averages presented below are daily averages (dollars in thousands).

	As of and for the year ended December 31,
	2015			2014			2013
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$754,056	$35,076	4.65%	$601,238	$29,979	4.99%	$405,997	$21,686	5.34%
Securities:
Taxable	80,516	1,741	2.16	66,384	945	1.42	39,957	402	1.04
Tax-exempt	18,077	448	2.48	12,652	394	3.11	14,685	354	2.41
Interest-earning balances with banks	18,136	75	0.41	13,060	51	0.39	2,977	30	0.60
Total interest-earning assets	870,785	37,340	4.29	693,334	31,369	4.52	463,616	22,472	4.85
Cash and due from banks	5,611			5,668			7,285
Intangible assets	3,194			3,235			3,124
Other assets	46,313			36,617			25,397
Allowance for loan losses	(5,636)			(3,877)			(2,737)
Total assets	$920,267			$734,977			$496,685

Liabilities and stockholders' equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$222,730	$1,402	0.63%	$173,715	$1,078	0.62%	$113,097	$726	0.64%
Savings deposits	54,240	367	0.68	52,881	361	0.68	42,774	299	0.70
Time deposits	343,638	3,481	1.01	288,837	2,834	0.98	208,036	2,179	1.05
Total interest-bearing deposits	620,608	5,250	0.85	515,433	4,273	0.83	363,907	3,204	0.88
Short-term borrowings	60,970	296	0.49	28,349	54	0.19	7,627	12	0.16
Long-term debt	36,712	336	0.92	39,376	348	0.88	24,990	244	0.98
Total interest-bearing liabilities	718,290	5,882	0.82	583,158	4,675	0.80	396,524	3,460	0.87
Noninterest-bearing deposits	85,635			67,639			47,564
Other liabilities	9,256			4,809			1,527
Stockholders' equity	107,086			79,371			51,070
Total liabilities and stockholders’ equity	$920,267			$734,977			$496,685
Net interest income/net interest margin		$31,458	3.61%		$26,694	3.85%		$19,012	4.10%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Nonaccrual loans were included in the computation of average loan balances but carry a zero yield. The yields include the effect of loan fees, $1.5 million, $2.3 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, and discounts and premiums that are amortized or accreted to interest income or expense.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the year ended December 31, 2015 compared to the year ended December 31, 2014 (dollars in thousands):

	Year ended December 31, 2015 vs. Year ended December 31, 2014
	Volume	Rate	Net(1)

Interest income:
Loans	$7,620	$(2,523)	$5,097
Securities:
Taxable	201	595	796
Tax-exempt	169	(115)	54
Interest-earning balances with banks	20	4	24
Total interest-earning assets	8,010	(2,039)	5,971

Interest expense:
Interest-bearing demand deposits	304	20	324
Savings deposits	9	(3)	6
Time deposits	538	109	647
Short-term borrowings	62	180	242
Long-term debt	(24)	12	(12)
Total interest-bearing liabilities	889	318	1,207
Change in net interest income	$7,121	$(2,357)	$4,764

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Noninterest Income

Noninterest income includes, among other things, fees generated from our deposit services and loans originated and held for sale, securities gains, gains on the sales of consumer and mortgage loans, and a non-recurring bargain purchase gain resulting from the FCB acquisition in May 2013. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.

2015 vs. 2014. Total noninterest income increased $2.4 million, or 42%, to $8.3 million for the year ended December 31, 2015 compared to $5.9 million for the year ended December 31, 3014. The increase is primarily due to the increase in other operating income and gain on sale of consumer loans.

Gain on sale of loans is the largest component of our noninterest income. Gain on sale of loans increased $1.0 million to $4.4 million for the year ended December 31, 2015 from $3.4 million for the year ended December 31, 2014. These gains were generated by sales of mortgage loans and pools of our consumer loans and increased from the prior year as a result of the growth in our consumer loan originations and sales. The gain on sale of loans recognized for the year ended December 31, 2015 directly related to sales of auto loans was $3.1 million, compared to $1.7 million for the year ended December 31, 2014. However, as a result of the Bank’s exit from the indirect auto loan origination business at the end of 2015, we expect our gain on sale of loans to significantly decrease going forward.

Service charges on deposit accounts include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item charges and overdraft fees. Service charges on deposits increased 25% to $0.4 million for the year ended December 31, 2015 compared to $0.3 million for the same period in 2014 as a result of our organic deposit growth.

Gains on the sale of investment securities for the year ended December 31, 2015 increased $0.2 million, or 44%, to $0.5 million from $0.3 million for the same period in 2014. We sold approximately $27.2 million in securities for the year ended December 31, 2015, compared to sales of $31.6 million for the year ended December 31, 2014.

Gains on the sale of other real estate owned for the year ended December 31, 2015 decreased $0.3 million, or $150%, resulting in a loss of $0.1 million from a gain of $0.2 million for the same period in 2014. We sold approximately $2.9 million of other real estate owned for the year ended December 31, 2015, compared to sales of $1.3 million for the year ended December 31, 2014.

Other operating income was $2.2 million for the year ended December 31, 2015 compared to $1.2 million for the same period in 2014. The increase is mainly attributable to the $1.0 million increase in loan servicing fees on sold loans. This increase is a direct result of the increase in consumer loan pools and the corresponding growth in our servicing portfolio. In addition to loan servicing fees, other operating income consists of interchange fees, ATM surcharge income and credit card fees.

2014 vs. 2013. Total noninterest income increased $0.5 million, or 9%, to $5.9 million for the year ended December 31, 2014 compared to $5.4 million for the year ended December 31, 2013. The increase is primarily due to the increase in gain on sale of consumer loans.

Gain on sale of loans is the largest component of our noninterest income. Gain on sale of loans increased $0.8 million to $3.4 million for the year ended December 31, 2014 from $2.6 million for the year ended December 31, 2013. These gains were generated by sales of pools of our consumer loans and increased from the prior year as a result of the growth in our consumer loan originations.

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

Gains on the sale of other real estate owned for the year ended December 31, 2014 increased $0.1 million, or $137%, to $0.2 million from $0.1 million for the same period in 2013. We sold approximately $1.3 million of other real estate owned for the year ended December 31, 2014, compared to sales of $1.6 million for the year ended December 31, 2013.

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

2015 vs. 2014. Total noninterest expense was $27.4 million for the year ended December 31, 2015, an increase of $3.0 million, or 12%, from $24.4 million for the year ended December 31, 2014. This increase was a result of increased costs associated with our expanded operations, including the opening of our Highland branch in Baton Rouge, Louisiana in the third quarter of 2014, our organic growth, as well as increased costs related to being a publicly-traded company since the Company’s initial public offering in July 2014, including implementation of Sarbanes-Oxley compliance.

Salaries and employee benefits increased $1.8 million, or 13%, to $16.4 million for the year ended December 31, 2015, compared to $14.6 million for the year ended December 31, 2014. Staff levels decreased to 168 full-time equivalent employees at December 31, 2015 compared to 179 full-time equivalent employees at December 31, 2014. The decrease in staffing did not occur until late in the second half of 2015 with the restructuring of certain departments and the Bank’s exit from the indirect auto loan origination business. In addition, in May 2014, the Company became self-insured for a substantial portion of its potential claims. The Company recognizes these costs, up to a specified deductible limit, in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not yet reported. Costs related to these claims increased $0.6 million for the year ended December 31, 2015 compared to the same period 2014. Also, the Company incurred severance expense of approximately $0.2 million related to the restructuring of certain departments, including the Bank’s exit from the indirect auto loan origination business at the end of 2015.

Net occupancy and equipment expense increased 9% to $2.4 million for the year ended December 31, 2015 from $2.2 million for the year ended December 31, 2014. This increase is primarily attributable to the costs associated with our newest branch Baton Rouge, which opened in the third quarter of 2014.

Data processing expenses increased to $1.5 million for the year ended December 31, 2015 from $1.3 million for the year ended December 31, 2014. This increase is primarily a result of organic growth of our loans and deposits. Data processing expenses are also related to the number of consumer loans that we service, and fluctuations in this portfolio will affect the amount of data processing expense.

Other operating expenses include security, business development, FDIC and OFI assessments, bank shares tax, charitable contributions, personnel training and development, filing fees and duplicating costs. Other operating expenses increased $0.9 million to $5.7 million for the year ended December 31, 2015 from $4.8 million for the same period in 2014. The increase is primarily the result of our organic growth. Included in other operating expenses for 2015 is $41,000 of amortization expense related to the amortization of our core deposit intangible associated with the FCB and SLBB acquisitions.

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

Net occupancy and equipment expense increased 29% to $2.2 million for the year ended December 31, 2014 from $1.7 million for the year ended December 31, 2013. This increase is primarily attributable to the costs associated with the two branches we acquired in the FCB acquisition and the costs associated with our new branches in Lafayette and Baton Rouge.

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

Other operating expenses include security, business development, charitable contributions, training, filing fees and duplicating costs. Other operating expenses increased $1.1 million to $4.8 million for the year ended December 31, 2014 from $3.9 million for the same period in 2013. The increase is primarily the result of the FCB acquisition, the opening of two new branches and our organic growth. Included in other operating expenses for 2014 is $41,000 of amortization expense related to the amortization of our core deposit intangible associated with the FCB and SLBB acquisitions.

Income Tax Expense

Income tax expense for each of the year ended December 31, 2015 was $3.5 million, compared to $1.1 million at December 31, 2014. The effective tax rate for the year ending December 31, 2015 and 2014 was 33% and 18%, respectively. The increase in the effective tax rate is mainly due to the Company’s utilization of its Historic Rehabilitation Tax Credit for the year ended December 31, 2014.

Income tax expense for each of the years ended December 31, 2014 and December 31, 2013 was $1.1 million. The effective tax rate for the year ending December 31, 2014 and 2013 was 18% and 26%, respectively. As mentioned above, the decrease in the effective tax rate is mainly due to the Company’s utilization of its Historic Rehabilitation Tax Credit.

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

•

Substandard (grade 8)—Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower or the liquidation value of any collateral. If deficiencies are not addressed, it is likely that this category of loan will result in the Bank incurring a loss. Where a borrower has been unable to adjust to industry or general economic conditions, the borrower’s loan is often categorized as substandard.

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

At December 31, 2015 and December 31, 2014, there were no loans classified as doubtful or loss, while there were $6.7 million and $5.6 million, respectively, of loans classified as substandard and $1.4 million and $0.5 million, respectively, of loans classified as special mention as of such dates. Of our substandard and special mention loans at December 31, 2015 and December 31, 2014, $1.6 million and $3.7 million, respectively, were acquired in the FCB acquisition and marked to fair value at the time of their acquisition. At December 31, 2013, we had no doubtful or loss loans, and we had substandard and special mention loans of $4.2 million and $1.2 million, respectively.

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

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC Topic 450, Contingencies. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC Topic 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $6.1 million at December 31, 2015, up from $4.6 million at December 31, 2014 and $3.4 million at December 31, 2013, as we increased our loan loss provisioning to reflect our organic loan growth.

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

Impaired loans at December 31, 2015 were $4.0 million, including impaired loans acquired in the FCB acquisition in the amount of $1.5 million, compared to $3.6 million, including impaired loans acquired in the FCB acquisition in the amount of $1.3 million, at December 31, 2014. Impaired loans were $4.2 million, including impaired loans acquired in the FCB acquisition in the amount of $3.8 million at December 31, 2013. At December 31, 2015 and December 31, 2014, $0.2 million and $0.1 million, respectively, of the allowance for loan losses were specifically allocated to impaired loans, while $37,000 of the allowance was specifically allocated to such loans at December 31, 2013.

The provision for loan losses is a charge to income in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the year ended December 31, 2015 and 2014, the provision for loan losses was $1.9 million and $1.6 million, respectively, up from $1.0 million in 2013. The increase is due primarily to the overall growth in our loan portfolio, including our commercial real estate loans.

Acquired SLBB loans had a carrying value of $31.3 million and a fair value of $31.5 million on the acquisition date, while acquired FCB loans had a carrying value of $78.4 million and a fair value of $77.5 million on the acquisition date. Acquired loans that are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. Because ASC 310-30 does not permit carry over or recognition of an allowance for loan losses, we may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses if future cash flows deteriorate below initial projections. We did not increase the allowance for loan losses for loans accounted for under ASC 310-30 during 2015, 2014 or 2013. There was no provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 for the years ended December 31, 2015, 2014 and 2013.

The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	December 31,
	2015	2014	2013	2012	2011
Mortgage loans on real estate:
Construction and development	$644	$526	$420	$276	$385
1-4 Family	1,213	909	567	415	194
Multifamily	246	137	101	18	5
Farmland	22	18	4	-	-
Commercial real estate	2,156	1,571	992	977	506
Commercial and industrial	513	390	397	332	306
Consumer	1,334	1,079	899	704	350
Total	$6,128	$4,630	$3,380	$2,722	$1,746

The following table presents the amount of the allowance for loan losses allocated to each loan category as a percentage of total loans as of the dates indicated.

	December 31,
	2015	2014	2013	2012	2011
Mortgage loans on real estate:
Construction and development	0.09%	0.09%	0.08%	0.10%	0.18%
1-4 Family	0.16	0.15	0.11	0.14	0.09
Multifamily	0.03	0.02	0.02	0.01	-
Farmland	-	-	-	-	-
Commercial real estate	0.29	0.25	0.20	0.33	0.22
Commercial and industrial	0.07	0.06	0.08	0.12	0.14
Consumer	0.18	0.17	0.18	0.24	0.16
Total	0.82%	0.74%	0.67%	0.94%	0.79%

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

	Year ended December 31,
	2015	2014	2013	2012	2011
Allowance at beginning of period	$4,630	$3,380	$2,722	$1,746	$1,476
Provision for loan losses	1,865	1,628	1,026	685	639
Charge-offs:
Mortgage loans on real estate:
Construction and development	(17)	-	-	-	-
1-4 Family	(78)	(123)	-	-	(63)
Multifamily	-	-	-	(15)	-
Farmland	-	-	-	-	-
Commercial real estate	-	(3)	-	-	(20)
Commercial and industrial	(58)	(16)	(118)	-	(218)
Consumer	(477)	(317)	(271)	(166)	(77)
Total charge-offs	(630)	(459)	(389)	(181)	(378)
Recoveries
Mortgage loans on real estate:
Construction and development	25	1	-	-	-
1-4 Family	12	4	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Commercial real estate	1	1	-	448	-
Commercial and industrial	197	17	-	2	-
Consumer	28	58	21	22	9
Total recoveries	263	81	21	472	9
Net (charge-offs) recoveries	(367)	(378)	(368)	291	(369)
Balance at end of period	$6,128	$4,630	$3,380	$2,722	$1,746

Net charge-offs to:
Loans - average	0.05%	0.07%	0.09%	-0.12%	0.20%
Allowance for loan losses	5.99%	8.16%	10.89%	-10.69%	21.13%
Allowance for loan losses to:
Total loans	0.82%	0.74%	0.67%	0.94%	0.79%
Nonperforming loans	254%	139%	227%	5136%	6236%

The allowance for loan losses to total loans ratio increased to 0.82% at December 31, 2015 compared to 0.74% at December 31, 2014. The allowance for loan losses to nonperforming loans ratio increased to 254% at December 31, 2015 from 139% at December 31, 2014 as the result of a $0.9 million decrease in nonperforming loans. The decrease in the ratio of the allowance for loan losses to nonperforming loans at December 31, 2014 compared to December 31, 2013 was due to a $1.9 million decrease in nonperforming loans.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for each of the years ended December 31, 2015, 2014 and 2013 were $0.4 million, equal to 0.05%, 0.07% and 0.09%, respectively, of our average loan balance for the respective periods. For the years ended December 31, 2015, 2014 and 2013, the majority of our charge-offs were indirect consumer loans. Net charge-offs of our indirect consumer loans as a percentage of average indirect consumer loans for the years ended December 31, 2015, 2014 and 2013 were 0.26%, 0.16% and 0.22%, respectively.

Management believes the allowance for loan losses at December 31, 2015 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

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

Another category of assets which contribute to our credit risk is troubled debt restructurings, or restructured loans. A restructured loan is a loan for which a concession that is not insignificant has been granted to the borrower due to a deterioration of the borrower’s financial condition and which are performing in accordance with the new terms. Such concessions may include reduction in interest rates, deferral of interest or principal payments, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. We strive to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before such loan reaches nonaccrual status. In evaluating whether to restructure a loan, management analyzes the long-term financial condition of the borrower, including guarantor and collateral support, to determine whether the proposed concessions will increase the likelihood of repayment of principal and interest. Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days past due or placed on nonaccrual status are reported as nonperforming loans.

There were eleven loans classified as TDRs at December 31, 2015 that totaled approximately $2.2 million compared to $0.6 million at December 31, 2014. Nine of the eleven TDRs were acquired from FCB. Ten of the eleven TDRs were considered troubled debt restructurings due to a modification of term through adjustments to maturity. One restructured loan was considered a TDR due to a modification of terms through principal payment forbearance, paying interest only for a specified period of time. As of December 31, 2015, three of the restructured loans with a balance of $0.5 million were in default of their modified terms and had been placed on nonaccrual. As of December 31, 2014, one of the restructured loans with a balance of $0.4 million was in default of its modified terms and had been placed on nonaccrual.

The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	December 31,
	2015	2014	2013	2012	2011
Nonaccrual loans	$2,411	$3,340	$1,489	$53	$28
Accruing loans past due 90 days or more	-	-	-	-	-
Total nonperforming loans	2,411	3,340	1,489	53	28
Restructured loans	1,629	226	815	-	-
Total nonperforming and restructured loans	$4,040	$3,566	$2,304	$53	$28
Interest income recognized on nonperforming and restructured loans	174	105	100	2	1
Interest income foregone on nonperforming and restructured loans	252	169	281	4	4

Of the total nonaccrual loans at both December 31, 2015 and 2014, $1.1 million, were acquired in the acquisition of FCB. We had $1.2 million in nonaccrual loans acquired through acquisition at December 31, 2013. Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 0.32% of total loans at December 31, 2015, nonperforming loans other than those acquired through an acquisition were 0.17%, and nonperforming acquired loans were 0.15% at such date. Nonperforming loans outstanding, including acquired nonperforming loans, represented 0.54% and 0.30% of total loans at December 31, 2014 and 2013, respectively.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Other real estate owned with a cost basis of $2.9 million and $1.3 million was sold during the years ended December 31, 2015 and 2014, respectively, resulting in a net loss of $0.1 million and a net gain of $0.2 million for the respective period, compared to a cost basis of $1.6 million and a net gain of $0.1 million at December 31, 2013. At December 31, 2015, $0.6 million of our other real estate owned was related to our acquisition of FCB compared to $1.3 million at December 31, 2014.

The following table provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	December 31, 2015	December 31, 2014

Construction and development	$616	$2,130
1-4 Family	109	605
Total other real estate owned	$725	$2,735

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Year ended	Year ended
	December 31, 2015	December 31, 2014
Balance, beginning of period	$2,735	$3,515
Transfers from loans	950	-
Transfers from acquired loans	55	706
Sales of other real estate owned	(2,961)	(1,276)
Write-downs	(54)	(210)
Balance, end of period	$725	$2,735

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, four to six months, seven to twelve months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At December 31, 2015, the Bank was within the policy guidelines for asset/liability management.

The following table depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels for the periods presented.

As of December 31, 2015
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+400	(4.10)%
+300	(3.00)%
+200	(1.90)%
+100	(1.00)%
-100	3.60%
-200	0.70%
-300	0.50%

(1)

The percentage change in this column represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.

The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities, and the expected life of non-maturity deposits. However, there a number of factors that influence the effect of interest rate fluctuations on us which are difficult to measure and predict. For example, a rapid drop in interest rates might cause our loans to repay at a more rapid pace and certain mortgage-related investments to prepay more quickly than projected. This could mitigate some of the benefits of falling rates as are expected when we are in a negatively-gapped position. Conversely, a rapid rise in rates could give us an opportunity to increase our margins and stifle the rate of repayment on our mortgage-related loans which would increase our returns. As a result, because these assumptions are inherently uncertain, actual results will differ from simulated results.

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At December 31, 2015 and 2014, 69% and 67% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings (such as FHLB advances), which impacts their liquidity. At December 31, 2015, securities with a carrying value of $88.1 million were pledged to secure deposits or borrowings, compared to $63.1 million in pledged securities as of December 31, 2014.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2015, the balance of our outstanding advances with the FHLB was $127.5 million, an increase from $125.8 million at December 31, 2014. The total amount of the remaining credit available to us from the FHLB at December 31, 2015 was $174.1 million. Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements collateralized by U.S. Treasury and agency securities. We had $39.1 million of repurchase agreements outstanding as of December 31, 2015, compared to $12.3 million of outstanding repurchase agreements as December 31, 2014. Finally, we maintain unsecured lines of credit with other commercial banks totaling $35.0 million. The lines of credit mature at various times within the next twelve months. There were no amounts outstanding under these lines of credit at December 31, 2015 or 2014.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. We do not hold any brokered deposits, as defined for federal regulatory purposes, although we do hold QwikRate® deposits which we obtain via the internet to address liquidity needs when rates on such deposits compare favorably with deposit rates in in our markets. At December 31, 2015, we held $79.3 million of QwikRate® deposits, up from $52.7 million at December 31, 2014.

The following tables presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the years ended December 31, 2015 and 2014.

	Percentage of Total		Cost of Funds
	Year ended December 31,		Year ended December 31,
	2015	2014	2015	2014
Noninterest-bearing demand	11%	11%	-%	-%
Interest-bearing demand	28	27	0.6	0.6
Savings	7	8	0.7	0.7
Time deposits	43	44	1.0	1.0
Short-term borrowings	7	4	0.5	0.2
Borrowed funds	4	6	0.9	0.9
Total deposits and borrowed funds	100%	100%	0.7%	0.7%

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

Capital Tiers	Tier 1 Leverage Ratio	Common Equity Tier 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio
Well capitalized	5% or above	6.5% of above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized			2% or less

The Company and the Bank each were in compliance with all regulatory capital requirements as of December 31, 2015 and 2014, and the Bank was in compliance with all regulatory capital requirements as of December 31, 2013. The Bank also was considered “well-capitalized” under the FDIC’s prompt corrective action regulations as of these dates. The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio

December 31, 2015
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$110,574	11.39%	$-	-
Tier 1 common equity to risk-weighted assets	107,074	11.67	-	-
Tier 1 capital to risk-weighted assets	110,574	12.05	-	-
Total capital to risk-weighted assets	116,702	12.72	-	-
Investar Bank:
Tier 1 capital to average assets (leverage)	107,209	11.07	48,436	5.00
Tier 1 common equity to risk-weighted assets	107,209	11.71	59,511	6.50
Tier 1 capital to risk-weighted assets	107,209	11.71	73,244	8.00
Total capital to risk-weighted assets	113,337	12.38	91,555	10.00

December 31, 2014
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$103,535	12.61%	$-	-
Tier 1 capital to risk-weighted assets	103,535	13.79	-	-
Total capital to risk-weighted assets	108,165	14.41	-	-
Investar Bank:
Tier 1 capital to average assets (leverage)	73,870	9.00	41,026	5.00
Tier 1 capital to risk-weighted assets	73,870	9.86	44,959	6.00
Total capital to risk-weighted assets	78,500	10.48	74,931	10.00

Off-Balance Sheet Transactions

The Bank entered into forward starting interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 4.5 years. The total notional amount of the derivative contracts is $30.0 million.

For each of the years ended December 31, 2015 and 2014, a loss of $0.2 million, net of a $0.1 million tax benefit, was recognized in “Other comprehensive (loss) income” in the accompanying consolidated statement of other comprehensive income for the change in fair value of the interest rate swap. The swap contract had a negative fair value of $0.6 million and $0.3 million as of December 31, 2015 and 2014, respectively and has been recorded in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The Bank expects the hedge to remain fully effective during the remaining term of the swap contract.

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

Loan commitments and standby letters of credit do not necessarily represent future cash requirements, in that while the customer typically has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon in full or at all. Virtually all of our standby letters of credit expire within one year. Our unfunded loan commitments and standby letters of credit outstanding are summarized below as of the dates indicated (dollars in thousands).

	December 31, 2015	December 31, 2014

Commitments to extend credit:
Loan commitments	$149,561	$90,946
Standby letters of credit	382	534

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at December 31, 2015, the Company had unfunded commitments of $0.9 million for its investment in Small Business Investment Company qualified funds.

For each of the years ended December 31, 2015 and 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows currently or in the future.

Contractual Obligations

The following table presents, as of December 31, 2015, significant fixed and determinable contractual obligations to third parties by payment date (dollars in thousands).

	Payments Due In:
	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$380,798	$-	$-	$-	$380,798
Time deposits	191,896	143,812	20,900	-	356,608
Securities sold under agreements to repurchase	39,099	-	-	-	39,099
Federal Home Loan Bank advances	119,137	5,260	3,100	-	127,497
Junior subordinated debentures	-	-	-	3,609	3,609
Total contractual obligations	$730,930	$149,072	$24,000	$3,609	$907,611

(1)	Excludes interest.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in Item 7 hereof is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Report on Management’s Assessment of Internal Control over Financial Reporting

To the Stockholders and Board of Directors

Investar Holding Corporation

Baton Rouge, Louisiana

Investar Holding Corporation (the “Company”) is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include some amounts that are based on management’s best estimates and judgments.

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden, and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2015, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2015, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.” Postethwaite & Netterville, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

Date: March 11, 2016	By:	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer

Date: March 11, 2016	By:	/s/ Christopher L. Hufft
Christopher L. Hufft
Executive Vice President and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors

Investar Holding Corporation

Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheets of Investar Holding Corporation (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We have also audited Investar Holding Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Investar Holding Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investar Holding Corporation as of December 31, 2015 and 2014, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Investar Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

/s/ Postlethwaite & Netterville

Baton Rouge, Louisiana

March 11, 2016

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2015	2014

ASSETS
Cash and due from banks	$6,313	$5,519
Interest-bearing balances due from other banks	14,472	13,493
Federal funds sold	181	500
Cash and cash equivalents	20,966	19,512

Available for sale securities at fair value (amortized cost of $113,828 and $69,838, respectively)	113,371	70,299
Held to maturity securities at amortized cost (estimated fair value of $26,271 and $22,301, respectively)	26,408	22,519
Loans held for sale	80,509	103,396
Loans, net of allowance for loan losses of $6,128 and $4,630, respectively	739,313	618,160
Other equity securities	5,835	5,566
Bank premises and equipment, net of accumulated depreciation of $5,368 and $3,964, respectively	30,630	28,538
Other real estate owned, net	725	2,735
Accrued interest receivable	2,831	2,435
Deferred tax asset	1,915	1,097
Goodwill and other intangible assets, net	3,175	3,216
Other assets	5,877	1,881
Total assets	$1,031,555	$879,354

LIABILITIES
Deposits:
Noninterest-bearing	$90,447	$70,217
Interest-bearing	646,959	557,901
Total deposits	737,406	628,118
Advances from Federal Home Loan Bank	127,497	125,785
Repurchase agreements	39,099	12,293
Junior subordinated debt	3,609	3,609
Accrued taxes and other liabilities	14,594	6,165
Total liabilities	922,205	775,970

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value per share; 5,000,000 shares authorized	-	-
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 7,305,213 and 7,263,698 shares issued and 7,264,282 and 7,262,085 shares outstanding, respectively	7,305	7,264
Treasury stock	(634)	(23)
Surplus	84,692	84,213
Retained earnings	18,650	11,809
Accumulated other comprehensive (loss) income	(663)	121
Total stockholders' equity	109,350	103,384
Total liabilities and stockholders' equity	$1,031,555	$879,354

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

	For the years ended
	December 31,
	2015	2014	2013

INTEREST INCOME
Interest and fees on loans	$35,076	$29,979	$21,686
Interest on investment securities	2,189	1,339	756
Other interest income	75	51	30
Total interest income	37,340	31,369	22,472

INTEREST EXPENSE
Interest on deposits	5,250	4,273	3,204
Interest on borrowings	632	402	256
Total interest expense	5,882	4,675	3,460
Net interest income	31,458	26,694	19,012

Provision for loan losses	1,865	1,628	1,026
Net interest income after provision for loan losses	29,593	25,066	17,986

NONINTEREST INCOME
Service charges on deposit accounts	380	305	214
Gain on sale of investment securities, net	489	340	449
(Loss) gain on sale of other real estate owned, net	(105)	230	97
Gain on sale of loans, net	4,368	3,449	2,634
Bargain purchase gain	-	-	906
Fee income on loans held for sale, net	979	329	457
Other operating income	2,233	1,207	597
Total noninterest income	8,344	5,860	5,354
Income before noninterest expense	37,937	30,926	23,340

NONINTEREST EXPENSE
Depreciation and amortization	1,446	1,326	893
Salaries and employee benefits	16,398	14,565	11,772
Occupancy	951	833	793
Data processing	1,508	1,289	782
Marketing	248	329	320
Professional fees	1,075	599	295
Impairment on investment in tax credit entity	54	690	-
Acquisition expense, including legal	-	-	250
Other operating expenses	5,673	4,753	3,919
Total noninterest expense	27,353	24,384	19,024
Income before income tax expense	10,584	6,542	4,316
Income tax expense	3,511	1,145	1,148
Net income	$7,073	$5,397	$3,168

EARNINGS PER SHARE
Basic earnings per share	$0.98	$0.98	$0.86
Diluted earnings per share	$0.97	$0.93	$0.81
Cash dividends declared per common share	$0.03	$0.04	$0.05

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the years ended
	December 31,
	2015	2014	2013

Net income	$7,073	$5,397	$3,168
Other comprehensive income (loss):
Unrealized (loss) gains on investment securities:
Unrealized (loss) gain, available for sale, net of tax (benefit) expense of ($153), $463 and ($381), respectively	(283)	898	(739)
Reclassification of realized gains, net of tax expense of $171, $116 and $153, respectively	(318)	(224)	(296)
Unrealized (loss) gains, transfer from available for sale to held to maturity, net of tax (benefit) expense of ($2), ($1), and $10, respectively	(5)	(3)	20
Fair value of derivative financial instruments:
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax benefit of $95, $103, and $0, respectively	(178)	(200)	-
Total other comprehensive (loss) income	(784)	471	(1,015)
Total comprehensive income	$6,289	$5,868	$2,153

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

					Accumulated
					Other	Total
	Common	Treasury		Retained	Comprehensive	Stockholders'
	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance, December 31, 2012	$3,208	$-	$36,060	$3,620	$665	$43,553
Proceeds from sale of stock	382	-	4,957	-	-	5,339
Common stock issued for acquisition	320	-	4,170	-	-	4,490
Stock issuance cost	-	-	(23)	-	-	(23)
Dividends declared, $0.05 per share	-	-	-	(179)	-	(179)
Stock-based compensation	33	-	117	-	-	150
Net Income	-	-	-	3,168	-	3,168
Other comprehensive loss, net	-	-	-	-	(1,015)	(1,015)
Balance, December 31, 2013	$3,943	$-	$45,281	$6,609	$(350)	$55,483
Common stock issued in offering, net of direct cost of $4,266	3,285	-	38,443	-	-	41,728
Warrants exercised	22	-	275	-	-	297
Surrendered shares	-	(17)	-	-	-	(17)
Shares repurchased	-	(6)	-	-	-	(6)
Dividends declared, $0.04 per share	-	-	-	(197)	-	(197)
Stock-based compensation	14	-	214	-	-	228
Net income	-	-	-	5,397	-	5,397
Other comprehensive income, net	-	-	-	-	471	471
Balance, December 31, 2014	$7,264	$(23)	$84,213	$11,809	$121	$103,384
Surrendered shares	-	(39)	-	-	-	(39)
Shares repurchased	-	(572)	-	-	-	(572)
Options exercised	10	-	125	-	-	135
Dividends declared, $0.03 per share	-	-	-	(232)	-	(232)
Stock-based compensation	31	-	354	-	-	385
Net income	-	-	-	7,073	-	7,073
Other comprehensive income, net	-	-	-	-	(784)	(784)
Balance, December 31, 2015	$7,305	$(634)	$84,692	$18,650	$(663)	$109,350

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$7,073	$5,397	$3,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,446	1,326	893
Provision for loan losses	1,865	1,628	1,026
Amortization of purchase accounting adjustments	(186)	(366)	(657)
Provision for other real estate owned	54	210	121
Net amortization of securities	1,051	1,087	833
Bargain purchase gain	-	-	(906)
Gain on sale of securities, net	(489)	(340)	(449)
Impairment of investment in tax credit entity	54	690	-
Loans held for sale:
Originations	(349,684)	(238,471)	(88,210)
Proceeds from sales	376,939	141,893	102,557
Gain on sale of loans	(4,368)	(3,449)	(2,634)
Loss (gain) on sale of other real estate owned, net	105	(230)	(97)
FHLB stock dividend	(14)	(8)	(4)
Stock-based compensation	385	228	150
Deferred taxes	(386)	(134)	773
Other	(4)	(3)	(2)
Net change in:
Accrued interest receivable	(396)	(600)	(365)
Other assets	(4,015)	(71)	(560)
Accrued taxes and other liabilities	8,086	3,615	285
Net cash provided by (used in) operating activities	37,516	(87,598)	15,922

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	27,187	31,603	16,626
Funds invested in securities available for sale	(82,945)	(55,901)	(40,384)
Funds invested in securities held to maturity	(5,622)	(16,348)	-
Proceeds from maturities, prepayments and calls of investment securities available for sale	11,224	10,465	8,530
Proceeds from maturities, prepayments and calls of investment securities held to maturity	1,663	385	170
Proceeds from sale of loans	-	105,241	59,333
Proceeds from redemption of other equity securities	6,813	1,972	828
Purchase of other equity securities	(7,067)	(5,509)	(1,312)
Net increase in loans	(124,041)	(223,132)	(197,974)
Proceeds from sales of other real estate owned	2,857	1,506	1,642
Proceeds from sales of bank premises and equipment	696	3	1,306
Purchases of bank premises and equipment	(4,079)	(5,142)	(9,389)
Cash received in acquisition	-	-	9,293
Purchase of investment in tax credit entity	-	(766)	-
Net cash used in investing activities	(173,314)	(155,623)	(151,331)

Cash flows from financing activities
Net increase in customer deposits	109,391	95,648	146,632
Net increase in repurchase agreements	26,807	2,089	6,169
Net increase (decrease) in short-term FHLB advances	13,141	90,639	(12,120)
Proceeds from long-term FHLB advances	3,000	7,500	20,700
Repayment of long-term FHLB advances	(14,429)	(3,171)	(7,557)
Cash dividends paid on common stock	(221)	(194)	(169)
Payments to repurchase common stock	(572)	(6)	-
Proceeds from issuance of common stock in initial public offering	-	41,728	-
Proceeds from sales of common stock	-	-	5,339
Proceeds from stock options and warrants exercised	135	297	-
Stock issuance cost	-	-	(23)
Net cash provided by financing activities	137,252	234,530	158,971
Net increase (decrease) in cash and cash equivalents	1,454	(8,691)	23,562
Cash and cash equivalents, beginning of period	19,512	28,203	4,641
Cash and cash equivalents, end of period	$20,966	$19,512	$28,203

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Amounts in thousands)

	For the years ended December 31,
	2015	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Income taxes	$4,000	$1,336	$1,727
Interest on deposits and borrowings	$5,833	$4,675	$3,301
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfer from loans to other real estate owned	$1,005	$706	$1,287
Loans originated to sell other real estate owned	$-	$-	$100

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Investar Holding Corporation (the “Company”) was incorporated in 2009 to serve as a holding company for Investar Bank (the “Bank”), a Louisiana-chartered commercial bank founded in 2006. On November 15, 2013, the Company completed a share exchange with the shareholders of the Bank, which resulted in the Bank becoming a wholly-owned subsidiary of the Company. Pursuant to this share exchange, all issued and outstanding common stock of the Bank, and all outstanding and unexercised warrants and options to purchase additional shares of common stock of the Bank, were exchanged for a like number of shares of common stock of the Company, and respectively, a like number of warrants and options to purchase additional shares of common stock of the Company.

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

The consolidated financial statements of Investar Holding Corporation and its wholly-owned subsidiary, the Bank, have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Other Equity Securities

Other equity securities include investments in Federal Home Loan Bank (“FHLB”), Independent Bankers Financial Corporation (“IBFC”), and First National Bankers Bankshares (“FNBB”) stock, which investments are restricted. These investments are carried at cost which approximated fair value at December 31, 2015 and 2014.

Loans

The Company’s loan portfolio categories include real estate, commercial and consumer loans. Real estate loans are further categorized into construction and development, one-to-four family residential, multifamily, farmland and commercial real estate loans. The consumer loan category includes loans originated through indirect lending. Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships.

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

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The Company follows the FASB accounting guidance on sales of financial assets, which includes participating interests in loans. For loan participations that are structured in accordance with this guidance, the sold portions are recorded as a reduction of the loan portfolio. Loan participations that do not meet the criteria are accounted for as secured borrowings.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. For loans carried at the lower of cost or fair value, gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

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

As of the years ended December 31, 2015, 2014, and 2013, expected future cash flows from ASRs approximated adequate compensation for such activities. Accordingly, the Company has not recorded an asset or liability. Total income earned from servicing activities was approximately $1.6 million, $0.6 million and $0.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Other Real Estate Owned

Real estate acquired through, or in lieu of, foreclosure, or other real estate owned on the consolidated balance sheets, is initially recorded at fair value at the time of foreclosure, less estimated selling cost, and any related write down is charged to the allowance for loan losses. Valuations are periodically performed by management and provisions for estimated losses on other real estate owned are charged to income when fair value is determined to be less than the carrying value.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Costs relative to the development and improvement of properties are capitalized to the extent realizable, whereas ordinary upkeep disbursements are charged to expense. The ability of the Company to recover the carrying value of real estate is based upon future sales of the other real estate owned. The ability to affect such sales is subject to market conditions and other factors, many of which are beyond the Company’s control. Operating income and expense of such properties is included in other operating income or expense, respectively, on the accompanying consolidated statements of operations. Gain or loss on the disposition of such properties is included in noninterest income on the consolidated statements of operations.

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

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) policies that provide earnings to help cover the cost of employee benefit plans. The Company is the owner and beneficiary of the life insurance policies it purchased directly on a chosen group of employees. The policies are carried on the Company’s consolidated balance sheet at their cash surrender value and are subject to regulatory capital requirements. The determination of the cash surrender value includes a full evaluation of the contractual terms of each policy and assumes the surrender of policies on an individual-life by individual-life basis. Additionally, the Company periodically reviews the creditworthiness of the insurance companies that have underwritten the policies. Earnings accruing to the Company are derived from the general account investments of the insurance companies. Increases in the net cash surrender value of BOLI policies and insurance proceeds received are not taxable and are recorded in noninterest income in the consolidated statements of operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill and other intangible assets deemed to have an indefinite useful life are not amortized but instead are subject to review for impairment annually, or more frequently if deemed necessary, in accordance with the provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with FASB ASC Topic 360, Property, Plant, and Equipment. If impaired, the asset is written down to its estimated fair value. No impairment charges have been recognized through December 31, 2015. Core deposit intangibles representing the value of the acquired core deposit base are generally recorded in connection with business combinations involving banks and branch locations. The Company’s policy is to amortize core deposit intangibles over the estimated useful life of the deposit base. The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant revision of the remaining period of amortization. All of the Company’s core deposit intangibles are currently amortized on a straight-line basis over 15 years. See Note 8, Goodwill and Other Intangible Assets, for additional information.

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

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

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

Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than 50 percent. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of deferred tax asset will not be realized.

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

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Statements of Cash Flows

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from banks and federal funds sold due to the short-term nature of these items.

Advertising Costs

Advertising and marketing costs are recorded as expenses in the year in which they are incurred. Advertising and marketing costs charged to operations were approximately $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Reclassifications

Certain reclassifications have been made to the 2014 and 2013 financial statements to be consistent with the 2015 presentation.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

This section briefly describes accounting standards that have been issued, but are not yet adopted, that could have a material effect on the Company’s financial statements.

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

FASB ASC Topic 606 “Revenue from Contracts with Customers” Update No. 2015-14. The FASB issued Update No. 2015-14 in August 2015 to defer the effective date of the guidance issued in Update 2014-09, issued in May 2014, in consideration of feedback received through extensive outreach with preparers, practitioners, and users of financial statements. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. For public entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

FASB ASC Topic 805 “Business Combinations” Update No. 2015-16. The FASB issued Update No. 2015-16 in August 2015 to defer the effective date of the guidance issued in Update 2014-09, issued in May 2014, in consideration of feedback received through extensive outreach with preparers, practitioners, and users of financial statements. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. For public entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

FASB ASC Topic 825 “Financial Instruments – Overall” Update No. 2016-01. The FASB issued Update No. 2016-01 in January 2016 to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provisions require investments in equity securities to be measured at fair value through net income, unless they qualify for a practicability exception, and require fair value changes arising from changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option to be recognized in other comprehensive income. For public entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

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

On October 1, 2011, the Bank acquired South Louisiana Business Bank (“SLBB”), a full service commercial bank headquartered in Prairieville, Louisiana. Both the purchased assets and liabilities assumed were recorded at fair value as of October 1, 2011. The Bank acquired all of the outstanding common stock of the former SLBB shareholders for a total consideration of approximately $14.7 million. Fair value of net assets assumed including identifiable intangible assets was approximately $12.0 million, and goodwill of approximately $2.7 million was recognized as a result of the acquisition.

NOTE 3. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as available for sale are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$26,502	$73	$(102)	$26,473
Obligations of state and political subdivisions	21,365	125	(23)	21,467
Corporate bonds	15,069	1	(246)	14,824
Residential mortgage-backed securities	47,703	72	(249)	47,526
Commercial mortgage-backed securities	2,005	-	(16)	1,989
Equity securities	1,184	8	(100)	1,092
Total available for sale securities	$113,828	$279	$(736)	$113,371

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$4,351	$31	$(22)	$4,360
Obligations of state and political subdivisions	11,616	181	(57)	11,740
Corporate bonds	5,416	23	(20)	5,419
Residential mortgage-backed securities	46,406	364	(15)	46,755
Commercial mortgage-backed securities	1,497	1	(7)	1,491
Equity securities	552	-	(18)	534
Total available for sale securities	$69,838	$600	$(139)	$70,299

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The amortized cost and approximate fair value of investment securities classified as held to maturity are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$3,987	$-	$(64)	$3,923
Residential mortgage-backed securities	8,373	5	(91)	8,287
Obligations of state and political subdivisions	14,048	18	(5)	14,061
Total held to maturity securities	$26,408	$23	$(160)	$26,271

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$3,979	$-	$(165)	$3,814
Residential mortgage-backed securities	3,469	5	(58)	3,416
Obligations of state and political subdivisions	15,071	-	-	15,071
Total held to maturity securities	$22,519	$5	$(223)	$22,301

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

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
December 31, 2015	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	28	$14,792	$(93)	$592	$(9)	$15,384	$(102)
Obligations of state and political subdivisions	14	2,312	(11)	1,322	(12)	3,634	(23)
Corporate bonds	29	10,888	(222)	1,225	(24)	12,113	(246)
Residential mortgage-backed securities	62	31,836	(245)	326	(4)	32,162	(249)
Commercial mortgage-backed securities	3	1,989	(16)	-	-	1,989	(16)
Equity securities	8	517	(79)	485	(21)	1,002	(100)
Total	144	$62,334	$(666)	$3,950	$(70)	$66,284	$(736)

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
December 31, 2014	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	5	$1,770	$(10)	$469	$(12)	$2,239	$(22)
Obligations of state and political subdivisions	15	813	(6)	3,021	(51)	3,834	(57)
Corporate bonds	6	1,782	(18)	547	(2)	2,329	(20)
Residential mortgage-backed securities	9	1,339	(1)	1,898	(14)	3,237	(15)
Commercial mortgage-backed securities	1	-	-	252	(7)	252	(7)
Equity securities	1	488	(18)	-	-	488	(18)
Total	37	$6,192	$(53)	$6,187	$(86)	$12,379	$(139)

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The following table presents, by type and number of securities, the age of gross unrealized losses and fair value by investment category for securities held to maturity as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
December 31, 2015	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	2	$1,958	$(36)	$1,965	$(28)	$3,923	$(64)
Obligations of state and political subdivisions	1	6,862	(5)	-	-	6,862	(5)
Residential mortgage-backed securities	7	4,469	(37)	1,932	(54)	6,401	(91)
Total	10	$13,289	$(78)	$3,897	$(82)	$17,186	$(160)

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
December 31, 2014	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	2	$-	$-	$3,814	$(165)	$3,814	$(165)
Residential mortgage-backed securities	3	-	-	2,343	(58)	2,343	(58)
Total	5	$-	$-	$6,157	$(223)	$6,157	$(223)

The unrealized losses in the Bank’s investment portfolio, caused by interest rate increases, are not credit issues. The Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. The Bank does not consider these securities to be other-than-temporarily impaired at December 31, 2015 or December 31, 2014.

The weighted average tax equivalent yield, amortized cost and approximate fair value of investment debt securities, by contractual maturity (including mortgage-backed securities), are shown below as of the dates presented (dollars in thousands). Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available For Sale			Securities Held To Maturity
	Weighted			Weighted
	Average T.E.	Amortized	Fair	Average T.E.	Amortized	Fair
December 31, 2015	Yield	Cost	Value	Yield	Cost	Value
Due within one year	-%	$-	$-	7.17%	$655	$657
Due after one year through five years	2.01	9,979	9,984	7.17	2,950	2,958
Due after five years through ten years	2.81	23,662	23,494	7.17	3,575	3,584
Due after ten years	2.63	79,003	78,801	3.17	19,228	19,072
Total debt securities		$112,644	$112,279		$26,408	$26,271

	Securities Available For Sale			Securities Held To Maturity
	Weighted			Weighted
	Average T.E.	Amortized	Fair	Average T.E.	Amortized	Fair
December 31, 2014	Yield	Cost	Value	Yield	Cost	Value
Due within one year	1.21%	$100	$100	7.07%	$620	$620
Due after one year through five years	1.66	1,871	1,868	7.07	2,815	2,815
Due after five years through ten years	2.48	17,324	17,433	7.07	4,365	4,365
Due after ten years	2.33	49,991	50,364	3.31	14,719	14,501
Total debt securities		$69,286	$69,765		$22,519	$22,301

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

NOTE 4. LOANS

The Company’s loan portfolio, excluding loans held for sale, consists of the following categories of loans as of the dates presented (dollars in thousands).

	December 31,
	2015	2014
Construction and development	$81,863	$71,350
1-4 Family	156,300	137,519
Multifamily	29,694	17,458
Farmland	2,955	2,919
Commercial real estate	288,583	225,058
Total mortgage loans on real estate	559,395	454,304
Commercial and industrial	69,961	54,187
Consumer	116,085	114,299
Total loans	$745,441	$622,790

The table below provides an analysis of the aging of loans as of the dates presented (dollars in thousands).

	December 31, 2015
	Past Due and Accruing
					Total Past
			90 or more		Due &
	30-59 days	60-89 days	days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$129	$-	$-	$1,061	$1,190	$80,673	$81,863
1-4 Family	222	-	-	538	760	155,540	156,300
Multifamily	-	-	-	-	-	29,694	29,694
Farmland	-	-	-	-	-	2,955	2,955
Commercial real estate	-	-	-	97	97	288,486	288,583
Total mortgage loans on real estate	351	-	-	1,696	2,047	557,348	559,395
Commercial and industrial	26	1,779	-	-	1,805	68,156	69,961
Consumer	292	179	-	715	1,186	114,899	116,085
Total loans	$669	$1,958	$-	$2,411	$5,038	$740,403	$745,441

	December 31, 2014
	Past Due and Accruing
					Total Past
			90 or more		Due &
	30-59 days	60-89 days	days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$106	$14	$-	$1,363	$1,483	$69,867	$71,350
1-4 Family	179	-	-	837	1,016	136,503	137,519
Multifamily	-	-	-	-	-	17,458	17,458
Farmland	-	-	-	-	-	2,919	2,919
Commercial real estate	-	-	-	749	749	224,309	225,058
Total mortgage loans on real estate	285	14	-	2,949	3,248	451,056	454,304
Commercial and industrial	2	-	-	178	180	54,007	54,187
Consumer	239	47	-	213	499	113,800	114,299
Total loans	$526	$61	$-	$3,340	$3,927	$618,863	$622,790

The total December 31, 2015 balance in the table above includes approximately $37.0 million of loans acquired from the FCB and SLBB acquisitions that were recorded at fair value as of the acquisition dates. Included in the acquired loan balances as of December 31, 2015 were approximately $0.2 million in loans 30-59 days past due and $1.1 million in nonaccrual loans.

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

Special Mention – Loans classified as special mention possess some credit deficiencies that need to be corrected to avoid a greater risk of default in the future. For example, financial ratios relating to the borrower may have deteriorated. Often, a special mention categorization is temporary while certain factors are analyzed or matters addressed before the loan is re-categorized as either pass or substandard.

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

The tables below present a summary of the Company’s loan portfolio by credit quality indicator as of the dates presented (dollars in thousands).

	December 31, 2015
		Special
	Pass	Mention	Substandard	Total
Construction and development	$80,759	$15	$1,089	$81,863
1-4 Family	154,741	719	840	156,300
Multifamily	29,694	-	-	29,694
Farmland	2,955	-	-	2,955
Commercial real estate	287,853	-	730	288,583
Total mortgage loans on real estate	556,002	734	2,659	559,395
Commercial and industrial	66,694	-	3,267	69,961
Consumer	114,684	647	754	116,085
Total loans	$737,380	$1,381	$6,680	$745,441

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

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

The Company had no loans that were classified as doubtful or loss as of December 31, 2015 or 2014.

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balances of the participations and whole loans sold were $383.7 million and $189.6 million as of December 31, 2015 and 2014, respectively. The unpaid principal balances of these loans were approximately $426.9 million and $218.6 million at December 31, 2015 and 2014, respectively.

In the ordinary course of business, the Company makes loans to its executive officers, principal shareholders, directors and to companies in which these borrowers are principal owners. Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to approximately $18.0 million and $14.6 million as of December 31, 2015 and December 31, 2014, respectively. These loans are all current and performing according to the original terms. These loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company or the Bank and did not involve more than normal risk of collectability or present other unfavorable features.

The table below shows the aggregate amount of loans to such related parties for the years ended December 31, 2015 and 2014 (dollars in thousands).

	December 31,
	2015	2014
Balance, beginning of period	$14,631	$11,781
New loans	6,600	6,793
Repayments	(3,239)	(3,943)
Balance, end of period	$17,992	$14,631

Loans Acquired with Deteriorated Credit Quality

The Company elected to account for certain loans acquired in the FCB acquisition as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The following table presents changes in the carrying value, net of allowance for loan losses, of acquired impaired loans, or loans accounted for under ASC 310-30, for the periods presented (dollars in thousands).

Acquired
Impaired
Carrying value, net at December 31, 2013	$4,032
Accretion to interest income	161
Net transfers from (to) nonaccretable difference to (from) accretable yield	316
Payments received	(1,044)
Charge-offs	(59)
Transfers to other real estate owned	(628)
Carrying value, net at December 31, 2014	$2,778
Accretion to interest income	140
Net transfers from (to) nonaccretable difference to (from) accretable yield	110
Payments received	(232)
Charge-offs	(61)
Transfers to other real estate owned	(45)
Carrying value, net at December 31, 2015	$2,690

The table below shows the changes in the accretable yield on acquired impaired loans for the periods presented below (dollars in thousands).

Acquired
Impaired
Balance, year ended December 31, 2013	$270
Net transfers from (to) nonaccretable difference to (from) accretable yield	316
Accretion to interest income	(161)
Balance, year ended December 31, 2014	$425
Net transfers from (to) nonaccretable difference to (from) accretable yield	110
Accretion to interest income	(140)
Balance, year ended December 31, 2015	$395

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The table below shows a summary of the activity in the allowance for loan losses for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands).

	December 31,
	2015	2014	2013
Balance, beginning of period	$4,630	$3,380	$2,722
Provision for loan losses	1,865	1,628	1,026
Loans charged-off	(630)	(459)	(389)
Recoveries	263	81	21
Balance, end of period	$6,128	$4,630	$3,380

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The following tables outline the activity in the allowance for loan losses by collateral type for the years ended December 31, 2015, 2014 and 2013, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of December 31, 2015, 2014 and 2013 (dollars in thousands).

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	December 31, 2015
	Construction &				Commercial	Commercial &
	Development	Farmland	1-4 Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$526	$18	$909	$137	$1,571	$390	$1,079	$4,630
Charge-offs	(17)	-	(78)	-	-	(58)	(477)	(630)
Recoveries	25	-	12	-	1	197	28	263
Provision	110	4	370	109	584	(16)	704	1,865
Ending balance	$644	$22	$1,213	$246	$2,156	$513	$1,334	$6,128
Ending allowance balance for loans individually evaluated for impairment	-	-	-	-	-	-	$220	$220
Ending allowance balance for loans collectively evaluated for impairment	$644	$22	$1,213	$246	$2,156	$513	$1,114	$5,908
Ending allowance balance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Balance of loans individually evaluated for impairment	$1,242	$-	$1,419	$-	$630	$-	$754	$4,045
Balance of loans collectively evaluated for impairment	80,621	2,955	154,881	29,694	287,953	69,961	115,331	741,396
Total period-end balance	$81,863	$2,955	$156,300	$29,694	$288,583	$69,961	$116,085	$745,441
Balance of loans acquired with deteriorated credit quality	$737	$-	$852	$1,062	$-	$-	$39	$2,690

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

	December 31, 2014
	Construction &				Commercial	Commercial &
	Development	Farmland	1-4 Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$420	$4	$567	$101	$992	$397	$899	$3,380
Charge-offs	-	-	(123)	-	(3)	(16)	(317)	(459)
Recoveries	1	-	4	-	1	17	58	81
Provision	105	14	461	36	581	(8)	439	1,628
Ending balance	$526	$18	$909	$137	$1,571	$390	$1,079	$4,630
Ending allowance balance for loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$70	$70
Ending allowance balance for loans collectively evaluated for impairment	$526	$18	$909	$137	$1,571	$390	$1,009	$4,560
Ending allowance balance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Balance of loans individually evaluated for impairment	$1,543	$-	$837	$-	$749	$179	$260	$3,568
Balance of loans collectively evaluated for impairment	69,807	2,919	136,682	17,458	224,309	54,008	114,039	619,222
Total period-end balance	$71,350	$2,919	$137,519	$17,458	$225,058	$54,187	$114,299	$622,790
Balance of loans acquired with deteriorated credit quality	$820	$-	$858	$1,054	$-	$-	$46	$2,778

	December 31, 2013
	Construction &				Commercial	Commercial &
	Development	Farmland	1-4 Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$276	$-	$415	$18	$977	$332	$704	$2,722
Charge-offs	-	-	-	-	-	(118)	(271)	(389)
Recoveries	-	-	-	-	-	-	21	21
Provision	144	4	152	83	15	183	445	1,026
Ending balance	$420	$4	$567	$101	$992	$397	$899	$3,380
Ending allowance balance for loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$37	$37
Ending allowance balance for loans collectively evaluated for impairment	$420	$4	$567	$101	$992	$397	$862	$3,343
Ending allowance balance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Balance of loans individually evaluated for impairment	$1,649	$-	$1,040	$969	$555	$140	$157	$4,510
Balance of loans collectively evaluated for impairment	61,521	830	103,645	13,317	156,808	32,525	130,939	499,585
Total period-end balance	$63,170	$830	$104,685	$14,286	$157,363	$32,665	$131,096	$504,095
Balance of loans acquired with deteriorated credit quality	$1,477	$-	$996	$967	$545	$-	$47	$4,032

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

	As of and for the year ended December 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction and development	$1,242	$1,241	$-	$1,349	$17
1-4 Family	1,419	1,416	-	1,522	52
Commercial real estate	630	629	-	844	49
Total mortgage loans on real estate	3,291	3,286	-	3,715	118
Commercial and industrial	-	-	-	66	45
Consumer	159	159	-	266	26
Total	3,450	3,445	-	4,047	189

With related allowance recorded:
Consumer	595	595	220	210	15
Total	595	595	220	210	15

Total loans:
Construction and development	1,242	1,241	-	1,349	17
1-4 Family	1,419	1,416	-	1,522	52
Commercial real estate	630	629	-	844	49
Total mortgage loans on real estate	3,291	3,286	-	3,715	118
Commercial and industrial	-	-	-	66	45
Consumer	754	754	220	476	41
Total	$4,045	$4,040	$220	$4,257	$204

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

	As of and for the year ended December 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction and development	$1,543	$1,542	$-	$1,530	$41
1-4 Family	837	837	-	900	30
Commercial real estate	749	749	-	764	24
Total mortgage loans on real estate	3,129	3,128	-	3,194	95
Commercial and industrial	179	179	-	312	1
Consumer	79	79	-	97	10
Total	3,387	3,386	-	3,603	106

With related allowance recorded:
Consumer	180	180	70	179	4
Total	180	180	70	179	4

Total loans:
Construction and development	1,543	1,542	-	1,530	41
1-4 Family	837	837	-	900	30
Commercial real estate	749	749	-	764	24
Total mortgage loans on real estate	3,129	3,128	-	3,194	95
Commercial and industrial	179	179	-	312	1
Consumer	260	259	70	276	14
Total	$3,568	$3,566	$70	$3,782	$110

	As of and for the year ended December 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction and development	$1,649	$1,409	$-	$1,425	$25
1-4 Family	1,040	1,018	-	1,025	45
Multifamily	969	967	-	910	671
Commercial real estate	555	545	-	563	19
Total mortgage loans on real estate	4,213	3,939	-	3,923	760
Commercial and industrial	140	122	-	133	-
Consumer	21	18	-	76	2
Total	4,374	4,079	-	4,132	762

With related allowance recorded:
Consumer	136	133	37	138	5
Total	136	133	37	138	5

Total loans:
Construction and development	1,649	1,409	-	1,425	25
1-4 Family	1,040	1,018	-	1,025	45
Multifamily	969	967	-	910	671
Commercial real estate	555	545	-	563	19
Total mortgage loans on real estate	4,213	3,939	-	3,923	760
Commercial and industrial	140	122	-	133	-
Consumer	157	151	37	214	7
Total	$4,510	$4,212	$37	$4,270	$767

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

Loans classified as TDRs, consisting of eleven credits, totaled approximately $2.2 million at December 31, 2015 compared to $0.6  million at December 31, 2014. Nine of the eleven of the Company’s TDRs were acquired from FCB. Ten of the eleven credits were considered troubled debt restructurings due to a modification of term through adjustments to maturity. One restructured loan was considered a TDR due to a modification of terms through principal payment forbearance, paying interest only for a specified period of time. As of December 31, 2015, three of the restructured loans with a balance of $0.5 million were in default of their modified terms and had been placed on nonaccrual. As of December 31, 2014, one of the restructured loans with a balance of $0.4 million was in default of its modified terms and had been placed on nonaccrual.

The table below presents the TDR pre- and post-modification outstanding recorded investments by loan categories for loans modified during the years ended December 31, 2015 and 2014 (dollars in thousands).

	December 31, 2015			December 31, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled debt restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Construction and development	1	$28	$28	4	$180	$180
1-4 Family	3	981	$981	1	355	355
Commercial real estate	2	630	630	-	-	-
Commercial and industrial	-	-	-	1	1	1
Consumer	-	-	-	1	45	45
		$1,639	$1,639		$581	$581

At December 31, 2015, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the year ended December 31, 2015. At December 31, 2014, there was one one-to-four family loan in the amount of $0.4 million that was modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the year ended December 31, 2014.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The following is a summary of accruing and nonaccrual TDRs and the related loan losses by portfolio type as of the dates presented (dollars in thousands).

	TDRs

				Related
	Accruing	Nonaccrual	Total	Allowance
December 31, 2015
Construction and development	$180	$-	$180	$-
1-4 Family	878	449	1,327	-
Commercial real estate	532	97	629	-
Consumer	39	-	39
Total	$1,629	$546	$2,175	$-

December 31, 2014
Construction and development	$180	$-	$180	$-
1-4 Family	-	355	355	-
Commercial and industrial	1	-	1	-
Consumer	45	-	45	-
Total	$226	$355	$581	$-

The table below includes the average recorded investment and interest income recognized for TDRs for the years ended December 31, 2015 and December 31, 2014 (dollars in thousands).

	TDRs
	Average Recorded Investment	Interest Income Recognized
December 31, 2015
Construction and development	$181	$13
1-4 Family	1,240	52
Commercial real estate	371	9
Consumer	42	6
Total	$1,834	$80

December 31, 2014
Construction and development	$187	$11
Commercial real estate	359	19
Commercial and industrial	2	-
Consumer	48	4
Total	$596	$34

December 31, 2013
Construction and development	$459	$19
Commercial real estate	360	14
Commercial and industrial	4	-
Total	$823	$33

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

NOTE 6. OTHER REAL ESTATE OWNED

The table below shows the activity in other real estate owned for the periods presented (dollars in thousands).

	December 31,
	2015	2014
Balance, beginning of period	$2,735	$3,515
Transfers from non-acquired loans	950	-
Transfers from acquired loans	55	706
Other real estate sold	(2,961)	(1,276)
Write-downs	(54)	(210)
Balance, end of period	$725	$2,735

As of December 31, 2015 and December 31, 2014, other real estate owned related to the acquisition of FCB totaled approximately $0.6 million and $1.3 million, respectively. There was no other real estate owned related to the acquisition of SLBB at December 31, 2015 or December 31, 2014.

NOTE 7. BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following as of the dates indicated (dollars in thousands).

	December 31,
	2015	2014
Land	$10,460	$9,035
Buildings and improvements	16,887	15,808
Furniture and equipment	6,350	5,932
Software	668	548
Construction-in-progress	1,633	1,179
Less: Accumulated depreciation and amortization	(5,368)	(3,964)
Bank premises and equipment, net	$30,630	$28,538

Depreciation and amortization charged to noninterest expense was approximately $1.4 million, $1.3 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was acquired during the year ended December 31, 2011 as a result of the SLBB acquisition on October 1, 2011. The carrying amount of goodwill as of December 31, 2015 and 2014 was $2.7 million.

For the purposes of evaluating goodwill, the Company has determined that it operates only one reporting unit. The Company performed a qualitative assessment of goodwill and determined that it was not more likely than not that the fair value of the reporting unit was less than the carrying amount at December 31, 2015 or 2014.

The table below shows a summary of the core deposit intangible assets activity for the periods presented (dollars in thousands).

	December 31,
	2015	2014
Gross carrying amount	$617	$617
Accumulated amortization	(126)	(85)
Net carrying amount	$491	$532

Amortization expense on the core deposit intangible assets recorded in other operating expenses totaled approximately $41,000 for each of the years ended December 31, 2015 and 2014, and $31,000 for the year ended December 31, 2013. Amortization of the core deposit intangible assets is estimated to be approximately $41,000 each year for the next twelve years.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

NOTE 9. INVESTMENT IN TAX CREDIT ENTITY

In December 2014, the Company acquired a limited partner interest in a tax-advantaged limited partnership whose purpose was to invest in an approved Federal Historic Rehabilitation tax credit project. This investment is accounted for using the cost method of accounting and is included in “Other assets” in the accompanying consolidated balance sheets. The limited partnership is considered to be a variable interest entity (“VIE”). The VIE has not been consolidated because the Company is not considered the primary beneficiary. The Company’s investment in the limited partnership was evaluated for impairment at the end of the reporting period, and, as a result, the Company recorded impairment expense of $0.1 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, the Company had $0.9 million invested in this partnership. The investment generated historic tax credits of $1.0 million, all of which was recognized in the year ended December 31, 2014. The Company did not make any loans related to this real estate project. Based on the structure of this transaction, the Company expects to recover its investment solely through use of the tax credits that were generated by the investment.

NOTE 10. DEPOSITS

Deposits consisted of the following as of the dates presented (dollars in thousands).

	December 31,
	2015	2014
Noninterest-bearing demand deposits	$90,447	$70,217
NOW accounts	140,503	116,644
Money market deposit accounts	96,113	77,589
Savings accounts	53,735	53,332
Time deposits	356,608	310,336
Total deposits	$737,406	$628,118

The table below summarizes outstanding time deposits as of the dates indicated (dollars in thousands).

	December 31,
	2015	2014
$0 to $99,999	$321,804	$263,472
$100,000 to $249,999	13,395	13,714
$250,000 and above	21,409	33,150
	$356,608	$310,336

The contractual maturities of time deposits of $100,000 or more outstanding are summarized in the table below as of the dates presented (dollars in thousands).

	December 31,
	2015	2014
Time remaining until maturity:
Three months or less	$4,675	$24,193
Over three through six months	10,039	4,788
Over six through twelve months	12,912	7,825
Over one year through three years	5,710	8,549
Over three years	1,468	1,509
	$34,804	$46,864

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The approximate scheduled maturities of time deposits for each of the next five years are shown below (dollars in thousands).

2016	$191,896
2017	123,308
2018	20,504
2019	13,186
2020	7,714
$356,608

Public fund deposits as of December 31, 2015 and December 31, 2014 totaled approximately $17.5 million, and $6.9 million, respectively. The funds were secured by U.S. government securities with a fair value of approximately $16.9 million as of December 31, 2015 and $7.1 million as of December 31, 2014.

As of December 31, 2015 and December 31, 2014, total deposits outstanding to executive officers, principal shareholders, directors and to companies in which they are principal owners amounted to approximately $28.1 million and $48.9 million, respectively.

NOTE 11. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements for repurchase amounted to $39.1 million and $12.3 million as of December 31, 2015 and December 31, 2014, respectively, and mature on a daily basis. These funds were secured by investment securities with fair values of approximately $41.9 million and $12.7 million as of December 31, 2015 and December 31, 2014, respectively. The interest rate on these agreements was 0.20% at December 31, 2015 and December 31, 2014.

NOTE 12. OTHER BORROWED FUNDS

Federal Home Loan Bank Advances

Maturity amounts and the weighted average rate of FHLB advances by year of maturity were as follows as of the dates presented (dollars in thousands).

	Amount		Weighted Average Rate
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Fixed rate advances maturing:
2015	-	104,339	-	0.16
2016(a)	119,137	15,534	0.40	0.75
2017(b)	4,160	4,712	0.97	0.96
2018	1,100	850	1.00	0.93
2020	3,100	350	1.52	1.50
	$127,497	$125,785	0.45%	0.27%

(a) Amortizing advances due 2016, requiring monthly principal and interest of $15

(b) Amortizing advances due 2017, requiring monthly principal and interest of $47

As of December 31, 2015, these advances are collateralized by approximately $272.3 million of the Company’s loan portfolio and $29.3 million of the Company’s investment securities in accordance with the Advance Security and Collateral Agreement with the FHLB.

As of December 31, 2015, the Company had an additional $174.1 million available under its line of credit with the FHLB. In addition, the Company has outstanding unsecured lines of credit with its correspondent banks available to assist in the management of short-term liquidity. At December 31, 2015, the available lines of credit totaled approximately $35.0 million, with no outstanding balance reflected on the consolidated balance sheet.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Junior Subordinated Debt

On May 1, 2013, in connection with the acquisition of FCB, the Company assumed the common securities of First Community Louisiana Statutory Trust I, a Delaware statutory trust, that was initially established in March 2006 by First Community Holding Company, the parent bank holding company for FCB, for the purpose of issuing corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trust used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by FCB (subsequently assumed by the Company through their acquisition of FCB). The debentures are the trust’s only assets and interest payments from the debentures finance the distributions paid on the capital securities. Distributions on the capital securities are payable quarterly at a floating rate of three month LIBOR + 1.77%. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Under the terms of the Indenture dated March 27, 2006, the junior subordinated debentures will mature on June 15, 2036. Under applicable regulatory guidelines, these junior subordinated debentures qualify as Tier 1 Capital.

NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS

The Company currently holds interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 4.5 years. The total notional amount of the derivative contracts is $30.0 million.

For each of the years ended December 31, 2015 and 2014, a loss of $0.2 million, net of a $0.1 million tax benefit, was recognized in “Other comprehensive income (loss)” (“OCI”) in the accompanying consolidated statements of other comprehensive income for the change in fair value of the interest rate swap. There was no gain or loss recognized in OCI related to the swap contracts for the year ended December 31, 2013 as the contracts were effective until 2014. The swap contract had a negative fair value of $0.6 million and $0.3 million at December 31, 2015 and 2014, respectively, and has been recorded in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The accumulated loss of $0.4 million included in “Accumulated other comprehensive (loss) income” in the accompanying consolidated balance sheets would be reclassified to current earnings if the hedge transaction becomes probable of not occurring. The Company expects the hedge to remain fully effective during the remaining term of the swap contract.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

NOTE 14. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Articles of Incorporation give the Company’s board of directors the authority to issue up to 5,000,000 shares of preferred stock. As of December 31, 2015, there are no preferred shares outstanding. The preferred shares are considered “blank check” preferred stock. This type of preferred stock allows the board of directors to fix the designations, preferences and relative, participating, optional or other special rights, and qualifications and limitations or restrictions of any series of preferred stock without further shareholder approval.

Common Stock

The table below displays the Company’s common stock activity for the periods indicated.

Common Stock Outstanding
Shares
Outstanding at December 31, 2012	3,210,816
Issuances	708,397
Stock warrant activity	200
Restricted stock activity	25,701
Outstanding at December 31, 2013	3,945,114
Issuances	3,296,176
Stock warrant activity	21,996
Restricted stock activity	(1,201)
Outstanding at December 31, 2014	7,262,085
Issuances	11,225
Repurchases	(36,856)
Stock option activity	10,125
Restricted stock activity	17,703
Outstanding at December 31, 2015	7,264,282

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

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The following table summarizes the Company’s warrant activity for the periods indicated.

	December 31,
	2015	2014	2013
$13.50 Per Share
Issued September 1, 2007, expired September 30, 2014(1)
Balance, beginning of period	-	49,903	50,103
Issued	-	-	-
Forfeited	-	(34,990)	(200)
Exercised	-	(14,913)	-
Balance, end of period	-	-	49,903

$13.50 Per Share
Issued March 21, 2009, expired December 31, 2014
Balance, beginning of period	-	12,720	12,720
Issued	-	-	-
Forfeited	-	(5,637)	-
Exercised	-	(7,083)	-
Balance, end of period	-	-	12,720

$13.33 Per Share
Issued October 1, 2011, expire July 1, 2018
Balance, beginning of period	130,875	130,875	130,875
Issued	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance, end of period	130,875	130,875	130,875

(1) The original expiration date of April 30, 2014 was extended in connection with the IPO.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Stock Options

At the completion of the IPO in July 2014, the Company issued 216,000 stock options to key personnel that vest at one-sixth increments on the grant date anniversary of each of the following six years.

In 2015, the Company issued 64,333 stock options to key personnel that vest at one-fifth increments on the grant date anniversary of each of the following five years.

The table below summarizes the Company’s stock option activity for the periods indicated.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Shares	Price	Term (Years)
Outstanding at December 31, 2012	30,311	$13.33	5.88
Issued	-	-
Forfeited	-	-
Exercised	(7,500)	13.33
Outstanding at December 31, 2013	22,811	$13.33	4.88
Issued	216,000	14.00
Forfeited	-	-
Exercised	-	-
Outstanding at December 31, 2014	238,811	$13.94	8.96
Issued	64,333	15.74
Forfeited	(14,667)	14.00
Exercised	(10,125)	13.33
Outstanding at December 31, 2015	278,352	$14.37	8.42
Exercisable at December 31, 2015	47,351	13.82	7.00

At December 31, 2015, the shares underlying total outstanding stock options had an intrinsic value of $0.9 million. The shares underlying exercisable stock options had an intrinsic value of approximately $0.2 million.

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

Stock Options. The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards. The Black-Scholes option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. Stock option expense in the accompanying consolidated statements of operations for the years ended December 31, 2015 and 2014 was $0.2 million and $0.1 million, respectively. There was no stock option expense recognized for the year ended December 31, 2013. At December 31, 2015, there was $0.7 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted average period of 4.4 years.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The table below shows the assumptions used for the stock options granted during the years ended December 31, 2015 and 2014.

	2015	2014
Dividend yield	0.17%	0.36%
Expected volatility	18.48%	19.01%
Risk-free interest rate	1.79%	2.17%
Expected term (in years)	7.0	7.0
Weighted-average grant date fair value	$3.75	$3.44

Time Vested Restricted Stock Awards. The Company has issued shares of time vested restricted stock with vesting terms ranging from one to six years. The total stock-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the grant date applied to the total number of shares granted and is amortized over the vesting period.

The Company issued a total of 36,434 shares of restricted stock to employees and directors for the year ended December 31, 2015. Of the restricted stock granted in 2015, 30,305 shares will vest over five years and 6,129 shares will vest over two years.

The Company issued a total of 11,824 shares of restricted stock to employees for the year ended December 31, 2014. Of the restricted stock granted in 2014, 3,335 shares will vest over five years and 8,489 shares will vest over six years.

The Company issued a total of 31,572 shares of restricted stock to employees and directors for the year ended December 31, 2013. Of the restricted stock granted in 2013, 2,450 shares vested in one year and 29,122 shares will vest over five years. These restricted shares were exchanged for a like number of restricted shares of the Company common stock in connection with the share exchange on November 15, 2013.

No shares of restricted stock may be sold, assigned, transferred or pledged until vested. The holders of the restricted stock receive dividends and have the right to vote the shares. The unearned compensation related to these awards is amortized to compensation expense over the vesting period.

As of December 31, 2015, 2014, and 2013 unearned stock-based compensation associated with these awards totaled approximately $0.8 million, $0.5 million and $0.5 million, respectively. The $0.8 million of unrecognized compensation cost related to time vested restricted stock at December 31, 2015 is expected to be recognized over a weighted average period of 3.5 years.

The following table summarizes the unvested restricted stock award activity for the years ended December 31, 2015 and December 31, 2014.

	December 31,
	2015		2014
	Shares	Weighted Avg Grant Date Fair Value	Shares	Weighted Avg Grant Date Fair Value

Balance, beginning of period	42,889	$13.96	44,090	$13.99
Granted	36,434	15.50	11,824	13.85
Forfeited	(5,044)	14.29	(536)	14.00
Earned and issued	(13,687)	13.99	(12,489)	13.97
Balance, end of period	60,592	$14.85	42,889	$13.96

NOTE 15. EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) defined contribution plan (the “Plan”) which covers employees over the age of twenty-one who have completed 90 days of credited service, as defined by the Plan. The Plan allows employees to defer a percentage of their salaries subject to certain limits based on federal tax laws. The Company makes matching contributions up to 4% of the employee’s annual salary (subject to certain maximum compensation amounts as prescribed in Internal Revenue Service guidance). Contributions by the Company and participants are immediately vested. The Plan also allows for a discretionary Company contribution. Although no such contribution has been made as of December 31, 2015, the discretionary component vests in increments of 20% annually over a period of five years based on the employees’ years of service.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Employer matching contributions to the Plan for the years ended December 31, 2015, 2014 and 2013 were approximately $0.4 million, $0.4 million and $0.2 million respectively.

The Company maintains a deferred compensation plan for a former FCB employee. A single premium immediate annuity policy was purchased in which the former employee is the beneficiary. Under this policy, the beneficiary will receive monthly payments of $2,000 through 2020.

NOTE 16. INCOME TAXES

The income tax expense included in the consolidated statements of operations is displayed in the table below for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands).

	December 31,
	2015	2014	2013

Current	$3,897	$1,279	$375
Deferred	(386)	(134)	773
	$3,511	$1,145	$1,148

The provision for federal income taxes differs from that computed by applying the federal statutory rate of 35% in 2015 and 34% in both 2014 and 2013, as indicated in the following analysis for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands).

	December 31,
	2015	2014	2013

Tax based on statutory rate	$3,704	$2,224	$1,468
(Decrease) increase resulting from:
Effect of tax-exempt income	(142)	(118)	(112)
Purchase accounting	-	-	(300)
Acquisition cost	-	-	48
Historical tax credits	(62)	(1,002)	-
Other	11	41	44
Total income tax expense	$3,511	$1,145	$1,148
Effective rate	33.2%	17.5%	26.1%

The Company records deferred income tax on the tax effect of changes in timing differences.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The net deferred tax asset was comprised of the following items as of the dates indicated (dollars in thousands).

	December 31,
	2015	2014	2013
Deferred tax liabilities:
Depreciation	$(1,402)	$(1,435)	$(1,303)
FHLB stock dividend	(5)	(16)	(30)
Basis difference in acquired assets and liabilities	(26)	-	-
Unrealized gain on available for sale securities	-	(62)	-
Gross deferred tax liability	$(1,433)	$(1,513)	$(1,333)

Deferred tax assets:
Provision for loan losses	1,588	879	377
Provision for other real estate losses	328	517	544
Unrealized loss on available for sale securities	357	-	180
Unamortized start-up cost	147	165	187
Net operating loss carryforward	412	617	833
Deferred gain on sale of other real estate	35	-	90
Basis difference in acquired assets and liabilities	-	46	180
Historical tax credit	247	226	-
Other	234	160	147
Gross deferred tax assets	3,348	2,610	2,538
Net deferred tax asset	$1,915	$1,097	$1,205

The Company acquired net operating loss (“NOL”) carryforwards through the tax free acquisitions of FCB and SLBB. As of December 31, 2015 and December 31, 2014, the Company’s NOL carryforwards were approximately $1.2 million and $1.8 million, respectively, with expiration dates as follows: $0.2 million in 2031; and $1.0 million in 2033.

As of December 31, 2015 and December 31, 2014, the Company’s general business credit was $12,000 which expires in 2028.

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

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

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

Federal Funds Sold/Purchased and Securities Sold under Repurchase Agreements – The fair value is the carrying value based on the short-term nature of these items. The Company classifies these assets in level 1 of the fair value hierarchy.

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

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Other Real Estate Owned – The fair values are estimated based on recent appraisal values of the property less costs to sell the property, as other real estate owned is valued at the lower of cost or fair value of the property, less estimated costs to sell. Certain inputs used in appraisals are not always observable, and therefore other real estate owned may be classified in level 3 within the fair value hierarchy. When inputs are observable, these assets are classified in level 2 of the fair value hierarchy.

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

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of the dates indicated (dollars in thousands).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Assets:
Obligations of other U.S. government agencies and corporations	$26,473	$-	$26,473	$-
Obligations of state and political subdivisions	21,467	-	11,072	10,395
Corporate bonds	14,824	-	13,688	1,136
Residential mortgage-backed securities	47,526	-	47,526	-
Commercial mortgage-backed securities	1,989	-	1,989	-
Equity securities	1,092	1,092	-	-
Total assets	$113,371	$1,092	$100,748	$11,531
Liabilities:
Derivative financial instruments	$581	$-	$581	$-

December 31, 2014
Assets:
Obligations of other U.S. government agencies and corporations	$4,360	$-	$4,360	$-
Obligations of state and political subdivisions	11,740	-	11,740
Corporate bonds	5,419	-	5,419	-
Residential mortgage-backed securities	46,755	-	46,755	-
Commercial mortgage-backed securities	1,491	-	1,491	-
Equity securities	534	534	-	-
Total assets	$70,299	$534	$69,765	$-
Liabilities:
Derivative financial instruments	$303	$-	$303	$-

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The table below provides a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs (dollars in thousands).

Obligations of
	State and Political	Corporate
	Subdivisions	Bonds	Total

Balance at December 31, 2014	$-	$-	$-
Realized gains (losses) included in net income	-	-	-
Unrealized gains (losses) included in other comprehensive income	-	-	-
Purchases	10,395	1,136	11,531
Sales	-	-	-
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Balance at December 31, 2015	$10,395	$1,136	$11,531

There were no liabilities measured at fair value on a recurring basis using Level 3 inputs at December 31, 2015, 2014 and 2013. For the year ended December 31, 2015, there were no gains or losses included in earnings, nor were there unrealized gains or losses related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Fair Value of Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at December 31, 2015 or 2014 (dollars in thousands).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Impaired loans	$335	$-	$-	$335
Other real estate owned	35	-	-	35
Total	$370	$-	$-	$370

December 31, 2014
Impaired loans	$78	$-	$-	$78
Other real estate owned	2,210	-	-	2,210
Total	$2,288	$-	$-	$2,288

The estimated fair values of the Company’s financial instruments at December 31, 2015 and December 31, 2014 are shown below (dollars in thousands).

	December 31, 2015
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$20,785	$20,785	$20,785	$-	$-
Federal funds sold	181	181	181	-	-
Investment securities	139,779	139,642	1,092	112,958	25,592
Other equity securities	5,835	5,835	-	5,835	-
Loans, net of allowance	739,313	738,614	-	-	738,614
Loan held for sale	80,509	80,509	-	-	80,509

Financial liabilities:
Deposits, noninterest-bearing	$90,447	$89,427	$-	$89,427	$-
Deposits, interest-bearing	646,959	630,613	-	-	630,613
FHLB short-term advances and repurchase agreements	158,236	158,236	-	158,236	-
FHLB long-term advances	8,360	8,455	-	-	8,455
Junior subordinated debt	3,609	3,217	-	-	3,217
Derivative financial instruments	581	581	-	581	-

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

	December 31, 2014
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$19,012	$19,012	$19,012	$-	$-
Federal funds sold	500	500	500	-	-
Investment securities	92,818	92,600	534	92,066	-
Other equity securities	5,566	5,566	-	5,566	-
Loans, net of allowance	618,160	619,279	-	-	619,279
Loans held for sale	103,396	103,396	-	-	103,396

Financial liabilities:
Deposits, noninterest-bearing	$70,217	$70,217	$-	$70,217	$-
Deposits, interest-bearing	557,901	560,667	-	-	560,667
FHLB short-term advances and repurchase agreements	116,632	116,632	-	116,632	-
FHLB long-term advances	21,446	21,493	-	-	21,493
Junior subordinated debt	3,609	3,608	-	-	3,608
Derivative financial instruments	303	303	-	303	-

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

As of December 31, 2015 and 2014, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 leverage capital ratios as set forth in the table below. There are no conditions or events since those notifications that management believes have changed the Bank’s category.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2015 and December 31, 2014 are presented in the tables below (dollars in thousands).

	Actual		Capital Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Tier 1 leverage capital
Investar Holding Corporation	$110,574	11.39%	$38,836	4.00%	NA	NA
Investar Bank	$107,209	11.07%	$38,749	4.00%	$48,436	5.00%

Common Equity Tier 1 risk-based capital
Investar Holding Corporation	$107,074	11.67%	$41,281	4.50%	NA	NA
Investar Bank	$107,209	11.71%	$41,200	4.50%	$59,511	6.50%

Tier 1 risk-based capital
Investar Holding Corporation	$110,574	12.05%	$55,042	6.00%	NA	NA
Investar Bank	$107,209	11.71%	$54,933	6.00%	$73,244	8.00%

Total risk-based capital
Investar Holding Corporation	$116,702	12.72%	$73,389	8.00%	NA	NA
Investar Bank	$113,337	12.38%	$73,244	8.00%	$91,555	10.00%

December 31, 2014
Tier 1 leverage capital
Investar Holding Corporation	$103,535	12.61%	$32,843	4.00%	NA	NA
Investar Bank	$73,870	9.00%	$32,821	4.00%	$41,026	5.00%

Tier 1 risk-based capital
Investar Holding Corporation	$103,535	13.79%	$30,029	4.00%	NA	NA
Investar Bank	$73,870	9.86%	$29,973	4.00%	$44,959	6.00%

Total risk-based capital
Investar Holding Corporation	$108,165	14.41%	$60,058	8.00%	$74,931	NA
Investar Bank	$78,500	10.48%	$59,945	8.00%	$74,931	10.00%

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

Financial institutions became subject to the final rule on January 1, 2015, although the rules will not be fully phased in until January 1, 2019.

Management is currently evaluating the provisions of the final rule and its expected impact on the Company and the Bank. Management believes that at December 31, 2015, the Company and the Bank would have met all new capital adequacy requirements on a fully phased-in basis if such requirements were then effective. There can be no assurances that the Basel III capital rules will not be revised before the effective date and expiration of the phase-in periods.

NOTE 19. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements.

Commitments to extend credit are agreements to lend money with fixed expiration dates or termination clauses. The Company applies the same credit standards used in the lending process when extending these commitments, and periodically reassesses the customer’s creditworthiness through ongoing credit reviews. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral is obtained based on the Company’s assessment of the transaction. Essentially all standby letters of credit issued have expiration dates within one year. At December 31, 2015 and December 31, 2014, the Company’s commitments to extend credit totaled approximately $149.9 million and $91.5 million, respectively.

Additionally, at December 31, 2015, the Company had unfunded commitments of $0.9 million for its investment in Small Business Investment Company qualified funds.

Required Reserves

The Company is required to maintain average reserves at the Federal Reserve Bank. There were approximately $12.7 million and $12.9 million in reserves required at December 31, 2015 and December 31, 2014, respectively.

Bank Premises

In August 2014, the Company entered into an agreement to construct a 2,240 square foot building located at 525 East New River Road in Gonzales, Louisiana. The Company was approved by the FDIC to open a new branch facility. The Company has submitted an application and is awaiting approval from the Louisiana Office of Financial Institutions. The cost to construct the branch facility was approximately $1.1 million. Opening date of this location is estimated to be in the second quarter of 2016.

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

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

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

During 2015 and 2014, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated, were deposit customers of the Bank. See Note 10, Deposits, regarding total deposits outstanding to these related parties.

The Company has transactions with related parties for which the Company believes the terms and conditions are comparable to terms that would have been available from a third party that was unaffiliated with the Company. The following describes transactions since January 1, 2013, in addition to the ordinary banking relationships described above, in which the Company has participated in which one or more of its directors, executive officers or other related persons had or will have a direct or indirect material interest.

Thomas C. Besselman, Sr., one of the Company’s directors, is the former owner and previously served as president of The Besselman & Little Agency, Inc. Mr. Besselman sold his interest in The Besselman & Little Agency, Inc. in 2012. Gallagher Benefit Services, successor in interest to The Besselman & Little Agency, wrote the Company’s employee benefits insurance until it became self-insured, effective May 1, 2014. The Company paid commissions of approximately $70,000 for the year ended December 31, 2013 for such insurance. Effective May 1, 2014, the Company pays Gallagher Benefit Services an annual fee of $60,000 for the administration of its benefit programs.

Both The Besselman & Little Agency and Gallagher Benefit Services paid a referral fee to the Company for referrals of clients to The Besselman & Little Agency or Gallagher Benefit Services for their insurance needs. The Company received referral fees of approximately $70,000, $74,000 and $60,000 for the years ended December 31, 2015, 2014 and 2013, respectively, from Gallagher Benefit Services.

Mr. Besselman is also the owner of H.R. Solutions, LLC, located in Baton Rouge, Louisiana, which provides the Company’s payroll processing services. The Company paid fees of approximately $76,000, $44,000 and $98,000 for the years ended December 31, 2015, 2014 and 2013, respectively, to H.R. Solutions, LLC.

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

Joffrion Commercial Division, LLC was awarded the bid in the amount of $0.9 million for the construction of the new location for the Prairieville branch. The Company paid Joffrion Commercial Division, LLC $0.9 million related to the construction of the new branch location, which was completed in February 2015.

In August 2014, the Company selected Joffrion Commercial Division, LLC’s bid to construct a building in Gonzales, Louisiana, which was completed in 2015 and is expected to open in 2016. The Company paid approximately $1.1 million for the construction of this branch.

The Company believes that the terms and conditions of all of its transactions with Joffrion Commercial Division, LLC are comparable to terms that would have been available from a third party unaffiliated with the Company or the Bank.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

NOTE 22. PARENT ONLY BALANCE SHEETS, STATEMENTS OF OPERATIONS AND STATEMENTS OF CASH FLOWS

BALANCE SHEETS
	December 31,
(dollars in thousands)	2015	2014
ASSETS
Cash and due from bank	$1,901	$27,995
Available for sale securities at fair value (amortized cost of $677 and $0, respectively)	607	-
Accounts receivable	100	29
Federal income tax receivable	512	1,167
Investment in bank subsidiary	109,485	77,442
Investment in trust	109	109
Investment in tax credit entity	169	162
Deferred tax asset	258	238
Other assets	58	-
Total assets	$113,199	$107,142

LIABILITIES
Junior subordinated debt	$3,609	$3,609
Accounts payable	170	94
Accrued interest payable	4	4
Due to bank subsidiary	3	-
Dividend payable	63	51
Total liabilities	3,849	3,758

STOCKHOLDERS’ EQUITY
Common stock	7,305	7,264
Treasury stock	(634)	(23)
Surplus	84,692	84,213
Retained earnings	18,650	11,809
Accumulated other comprehensive (loss) income	(663)	121
Total stockholders’ equity	109,350	103,384

Total liabilities and stockholders’ equity	$113,199	$107,142

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

STATEMENTS OF OPERATIONS
	For the year ended December 31,
(dollars in thousands)	2015	2014
Revenue
Dividends received from bank subsidiary	$-	$498
Dividends on corporate stock	8	-
Gain on sale of investment securities, net	68	-
Undistributed net income of bank subsidiary	7,504	4,640
Partnership income	2	24
Interest income from investment in trust	2	2
Total revenue	7,584	5,164

Expense
Interest on junior subordinated debt	75	76
Management fees to bank subsidiary	366	245
Impairment of investment in tax credit entity	54	690
Other expense	358	141
Total expense	853	1,152
Income before income tax benefit	6,731	4,012

Income tax benefit	342	1,385
Net income	$7,073	$5,397

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

STATEMENTS OF CASH FLOWS
	For the year ended December 31,
(dollars in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,073	$5,397
Adjustments to reconcile net loss to net cash provided by operating activities:
Undistributed earnings of bank subsidiary	(7,504)	(4,640)
Gain on sale of available for sale securities	(68)	-
Impairment of investment in tax credit entity	54	690
Net change in:
Income tax receivable	655	(1,160)
Other assets	257	86
Deferred tax asset	5	(226)
Accrued other liabilities	200	7
Net cash provided by operating activities	672	154

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributed to bank subsidiary	(25,500)	(13,300)
Purchases of investment securities available for sale	(972)	-
Proceeds from the sale of investment securities available for sale	364	-
Investment in tax credit entity	-	(766)
Net cash used in investing activities	(26,108)	(14,066)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowing	-	5,000
Repayment of short-term borrowing	-	(5,000)
Cash dividends paid on common stock	(221)	(194)
Payment to repurchase common stock	(572)	(6)
Proceeds from stock options and warrants exercised	135	297
Proceeds from issuance of common stock in IPO	-	41,728
Net cash (used in) provided by financing activities	(658)	41,825

Net (decrease) increase in cash	(26,094)	27,913
Cash and cash equivalents, beginning of period	27,995	82
Cash and cash equivalents, end of period	$1,901	$27,995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest on borrowings	$75	$76

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

NOTE 23. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the years ended December 31, 2015, 2014 and 2013 (in thousands, except share data).

	December 31,
	2015	2014	2013

Net income available to common stockholders	$7,073	$5,397	$3,168
Weighted average number of common shares outstanding used in computation of basic earnings per common share	7,214,045	5,533,514	3,667,929
Effect of dilutive securities:
Restricted stock	5,861	41,467	32,141
Stock options	21,150	22,811	29,773
Stock warrants	16,952	179,510	193,532
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	7,258,008	5,777,302	3,923,375
Basic earnings per share	$0.98	$0.98	$0.86
Diluted earnings per share	$0.97	$0.93	$0.81

NOTE 24. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2015
Total interest income	$8,800	$9,187	$9,480	$9,873
Total interest expense	1,301	1,407	1,528	1,646
Net interest income	7,499	7,780	7,952	8,227
Provision for loan losses	700	400	400	365
Net interest income after provision for loan losses	6,799	7,380	7,552	7,862
Noninterest income	2,540	2,066	2,167	1,571
Noninterest expense	6,424	6,682	7,013	7,234
Income before income taxes	2,915	2,764	2,706	2,199
Income tax expense	965	951	850	745
Net income	$1,950	$1,813	$1,856	$1,454
Earnings per common share - basic	$0.27	$0.25	$0.26	$0.20
Earnings per common share - diluted	$0.27	$0.25	$0.26	$0.20

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014
Total interest income	$6,957	$7,407	$8,182	$8,822
Total interest expense	1,090	1,158	1,182	1,245
Net interest income	5,867	6,249	7,000	7,577
Provision for loan losses	245	448	505	430
Net interest income after provision for loan losses	5,622	5,801	6,495	7,147
Noninterest income	1,066	1,509	1,959	1,325
Noninterest expense	5,385	5,729	6,313	6,955
Income before income taxes	1,303	1,581	2,141	1,517
Income tax expense (benefit)	424	514	699	(491)
Net income	$879	$1,067	$1,442	$2,008
Earnings per common share - basic	$0.23	$0.27	$0.20	$0.28
Earnings per common share - diluted	$0.21	$0.26	$0.20	$0.27

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

NOTE 25. SUBSEQUENT EVENTS

Management has evaluated all subsequent events and transactions that occurred after December 31, 2015 up through the date that the financial statements were available to be issued and determined that there were no events that require disclosure. No events or changes in circumstances were identified that would have an adverse impact on the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes to internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting and the report thereon of Postlethwaite & Netterville are included herein under Item 8, Financial Statements and Supplementary Data.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as provided below, the information required by Item 10 is incorporated by reference to the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”).

Code of Conduct and Ethics

The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to its chief executive officer, chief financial officer, chief accounting officer and any other senior financial officers, and the Company has also adopted a Code of Conduct that applies to all of the Company’s directors, officers and employees.  The full text of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers and the Code of Conduct can be found by clicking on “Corporate Governance” under the “Investor Relations” tab on the Company’s website, www.investarbank.com, and then by clicking on “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” or “Code of Conduct,” as applicable.  The Company intends to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on its website, at the address specified above.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the Company’s 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership

Except as provided below, the information required by Item 12 is incorporated by reference to the Company’s 2016 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information regarding our equity compensation plan as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(1)	278,352	$14.37	230,431
Total	278,352	$14.37	230,431

(1)

The Investar Holding Corporation 2014 Long-Term Incentive Compensation Plan (the “Equity Incentive Plan”) was adopted by the Company’s board of directors on January 15, 2014, and the plan was amended on March 13, 2014. Because the Company was a private corporation at the time of the adoption of the Equity Incentive Plan, shareholder approval of the plan was not required, nor was such approval obtained. A total of 600,000 shares of common stock has been reserved for grant, award or issuance in the form of stock options and restricted stock under the Equity Incentive Plan. As of December 31, 2015, 230,431 shares remain available for grant, award or issuance.

Item 13. Certain Relationships and Related Transactions, and Directors Independence

The information required by Item 13 is incorporated by reference to the Company’s 2016 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the Company’s 2016 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

(2)

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description	Location
2.1	Agreement and Plan of Exchange dated August 1, 2013, by and between Investar Holding Corporation and Investar Bank, as amended (the “Agreement and Plan of Exchange”)	Exhibit 2.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

3.1	Restated Articles of Incorporation of Investar Holding Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

3.2	By-laws of Investar Holding Corporation	Exhibit 3.2 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1/A of the Company filed June 4, 2014 and incorporated herein by reference

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.1*	Investar Holding Corporation 2014 Long-Term Incentive Compensation Plan, as amended by Amendment No. 1 to Investar Holding Corporation 2014 Long Term Incentive Plan

Exhibit 10.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and, as to Amendment No.1, Exhibit 99.2 to the Registration Statement on Form S-8 of the Company filed October 31, 2014, each of which is incorporated herein by reference

10.2*	Form of Stock Option Grant Agreement under 2014 Long-Term Incentive Compensation Plan	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.3*	Form of Restricted Stock Award Agreement under 2014 Long-Term Incentive Compensation Plan for Employees	Filed herewith

10.4*	Form of Restricted Stock Award Agreement under 2014 Long-Term Incentive Compensation Plan for Non-Employee Directors	Filed herewith

10.5	Form of Notice of Exchange and Assumption relating to options exchanged in connection with Agreement and Plan of Exchange	Exhibit 10.4 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.6	Form of Notice of Exchange and Assumption relating to restricted stock exchanged in connection with Agreement and Plan of Exchange	Exhibit 10.5 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.7	Form of Notice of Exchange and Assumption relating to warrants exchanged in connection with Agreement and Plan of Exchange	Exhibit 10.6 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

21	Subsidiaries of the Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

23	Consent of Postlethwaite and Netterville, APAC	Filed herewith

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

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

INVESTAR HOLDING CORPORATION

Date:	March 11, 2016	by:	/s/John J. D’Angelo
John J. D’Angelo
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 11, 2016	by:	/s/John J. D’Angelo
John J. D’Angelo
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Date:	March 11, 2016	by:	/s/Christopher L. Hufft
Christopher L. Hufft
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	March 11, 2016	by:	/s/Rachel P. Cherco
Rachel P. Cherco
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 11, 2016	by:	/s/James M. Baker
James M. Baker
Director

Date:	March 11, 2016	by:	/s/Thomas C. Besselman, Sr.
Thomas C. Besselman, Sr.
Director

Date:	March 11, 2016	by:	/s/James H. Boyce, III
James H. Boyce, III
Director

Date:	March 11, 2016	by:	/s/Robert M. Boyce, Sr.
Robert M. Boyce, Sr.
Director

Date:	March 11, 2016	by:	/s/Robert L. Freeman
Robert L. Freeman
Director

Date:	March 11, 2016	by:	/s/William H. Hidalgo, Sr.
William H. Hidalgo, Sr.
Chairman of the Board

Date:	March 11, 2016	by:	/s/Gordon H. Joffrion, III
Gordon H. Joffrion, III
Director

Date:	March 11, 2016	by:	/s/David J. Lukinovich
David J. Lukinovich
Director

Date:	March 11, 2016	by:	/s/Suzanne O. Middleton
Suzanne O. Middleton
Director

Date:	March 11, 2016	by:	/s/Andrew C. Nelson, M.D.
Andrew C. Nelson, M.D.
Director

Date:	March 11, 2016	by:	/s/Carl R. Schneider, Jr.
Carl R. Schneider, Jr.
Director

Date:	March 11, 2016	by:	/s/Frank L. Walker
Frank L. Walker
Director