Form 10-Q
period 2016-03-31
Investar Holding Corp
filed 2016-05-06
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 7,295,195 shares outstanding as of May 5, 2016.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q, or in other documents that Investar Holding Corporation (the “Company”) files with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and similar expressions or the negative version of those words are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. The Company’s forward-looking statements are based on assumptions and estimates that management believes to be reasonable in light of the information available at the time such statements are made. However, many of the matters addressed by these statements are inherently uncertain and could be affected by many factors beyond management’s control. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•	business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate;
•	our ability to achieve organic loan and deposit growth, and the composition of that growth;
•	changes (or the lack of changes) in interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing;
•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;
•	our dependence on our management team, and our ability to attract and retain qualified personnel;
•	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers;
•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;
•	the concentration of our business within our geographic areas of operation in Louisiana; and
•	concentration of credit exposure.

These factors should not be construed as exhaustive. Additional information on these and other risk factors can be found in Item 1A. “Risk Factors” and Item 7. “Special Note Regarding Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and due from banks	$8,808	$6,313
Interest-bearing balances due from other banks	12,465	14,472
Federal funds sold	51	181
Cash and cash equivalents	21,324	20,966

Available for sale securities at fair value (amortized cost of $127,737 and $113,828, respectively)	128,570	113,371
Held to maturity securities at amortized cost (estimated fair value of $26,348 and $26,271, respectively)	26,249	26,408
Loans held for sale	50,921	80,509
Loans, net of allowance for loan losses of $6,463 and $6,128, respectively	791,159	739,313
Other equity securities	7,183	5,835
Bank premises and equipment, net of accumulated depreciation of $5,727 and $5,368, respectively	30,759	30,630
Other real estate owned, net	695	725
Accrued interest receivable	2,978	2,831
Deferred tax asset	1,934	1,915
Goodwill and other intangible assets, net	3,265	3,175
Other assets	8,492	5,877
Total assets	$1,073,529	$1,031,555

LIABILITIES
Deposits:
Noninterest-bearing	$95,033	$90,447
Interest-bearing	713,665	646,959
Total deposits	808,698	737,406
Advances from Federal Home Loan Bank	103,960	127,497
Repurchase agreements	29,678	39,099
Junior subordinated debt	3,609	3,609
Accrued taxes and other liabilities	16,097	14,594
Total liabilities	962,042	922,205

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value per share; 5,000,000 shares authorized	-	-
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 7,358,231 and 7,305,213 shares issued, and 7,296,429 and 7,264,282 shares outstanding, respectively	7,358	7,305
Treasury stock	(952)	(634)
Surplus	84,780	84,692
Retained earnings	20,575	18,650
Accumulated other comprehensive loss	(274)	(663)
Total stockholders’ equity	111,487	109,350
Total liabilities and stockholders’ equity	$1,073,529	$1,031,555

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended
	March 31,
	2016	2015

INTEREST INCOME
Interest and fees on loans	$9,485	$8,298
Interest on investment securities	856	485
Other interest income	37	17
Total interest income	10,378	8,800

INTEREST EXPENSE
Interest on deposits	1,515	1,192
Interest on borrowings	316	109
Total interest expense	1,831	1,301
Net interest income	8,547	7,499

Provision for loan losses	454	700
Net interest income after provision for loan losses	8,093	6,799

NONINTEREST INCOME
Service charges on deposit accounts	97	94
Gain on sale of investment securities, net	80	-
Gain (loss) on sale of other real estate owned, net	1	(1)
Gain on sale of loans, net	313	1,731
Fee income on loans held for sale, net	123	300
Other operating income	673	416
Total noninterest income	1,287	2,540
Income before noninterest expense	9,380	9,339

NONINTEREST EXPENSE
Depreciation and amortization	370	357
Salaries and employee benefits	3,873	3,908
Occupancy	236	213
Data processing	374	340
Marketing	112	58
Professional fees	279	262
Other operating expenses	1,140	1,286
Total noninterest expense	6,384	6,424
Income before income tax expense	2,996	2,915
Income tax expense	1,006	965
Net income	$1,990	$1,950

EARNINGS PER SHARE
Basic earnings per share	$0.28	$0.27
Diluted earnings per share	$0.28	$0.27
Cash dividends declared per common share	$0.01	$0.01

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended
	March 31,
	2016	2015

Net income	$1,990	$1,950
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized gain, available for sale, net of tax expense of $480, and $143, respectively	891	278
Reclassification of realized gain, net of tax benefit of $28 and $0, respectively	(52)	-
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0 and $0, respectively	(1)	(1)
Fair value of derivative financial instruments:
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax benefit of $242 and $126, respectively	(449)	(245)
Total other comprehensive income	389	32
Total comprehensive income	$2,379	$1,982

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

					Accumulated
					Other	Total
	Common	Treasury		Retained	Comprehensive	Stockholders’
	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance, December 31, 2014	$7,264	$(23)	$84,213	$11,809	$121	$103,384
Surrendered shares	-	(39)	-	-	-	(39)
Shares repurchased	-	(572)	-	-	-	(572)
Options exercised	10	-	125	-	-	135
Dividends declared, $0.03 per share	-	-	-	(232)	-	(232)
Stock-based compensation	31	-	354	-	-	385
Net income	-	-	-	7,073	-	7,073
Other comprehensive loss, net	-	-	-	-	(784)	(784)
Balance, December 31, 2015	$7,305	$(634)	$84,692	$18,650	$(663)	$109,350
Surrendered shares	-	(3)	-	-	-	(3)
Shares repurchased	-	(315)	-	-	-	(315)
Dividends declared, $0.01 per share	-	-	-	(65)	-	(65)
Stock-based compensation	53	-	88	-	-	141
Net income	-	-	-	1,990	-	1,990
Other comprehensive income, net	-	-	-	-	389	389
Balance, March 31, 2016 (Unaudited)	$7,358	$(952)	$84,780	$20,575	$(274)	$111,487

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the three months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,990	$1,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	370	357
Provision for loan losses	454	700
Amortization of purchase accounting adjustments	(17)	(70)
Provision for other real estate owned	-	12
Net amortization of securities	230	251
Gain on sale of securities, net	(80)	-
(Gain) loss on sale of other real estate owned, net	(1)	1
FHLB stock dividend	(11)	(3)
Stock-based compensation	141	77
Deferred taxes	(228)	646
Increase in cash surrender value of bank owned life insurance	(42)	-
Other	-	11
Loans held for sale:
Originations	(495)	(102,886)
Proceeds from sales	23,837	143,699
Gain on sale of loans	(313)	(1,731)
Net change in:
Accrued interest receivable	(148)	119
Other assets	927	152
Accrued taxes and other liabilities	807	4,082
Net cash provided by operating activities	27,421	47,367

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	3,440	-
Funds invested in securities available for sale	(19,594)	(8,616)
Proceeds from maturities, prepayments and calls of investment securities available for sale	2,111	2,462
Proceeds from maturities, prepayments and calls of investment securities held to maturity	143	143
Proceeds from redemption of other equity securities	-	5,356
Purchase of other equity securities	(1,338)	(1,625)
Net increase in loans	(45,779)	(23,819)
Proceeds from sales of other real estate owned	62	417
Purchases of bank premises and equipment	(489)	(945)
Acquisition of trademark intangible	(100)	-
Purchase of bank owned life insurance	(3,500)	-
Net cash used in investing activities	(65,044)	(26,627)

Cash flows from financing activities:
Net increase in customer deposits	71,317	70,800
Net (decrease) increase in repurchase agreements	(9,422)	585
Net decrease in short-term FHLB advances	(21,903)	(90,639)
Proceeds from long-term FHLB advances	-	500
Repayment of long-term FHLB advances	(1,633)	(781)
Cash dividends paid on common stock	(63)	(51)
Payments to repurchase common stock	(315)	-
Net cash provided by (used in) financing activities	37,981	(19,586)

Net increase in cash and cash equivalents	358	1,154
Cash and cash equivalents, beginning of period	20,966	19,512
Cash and cash equivalents, end of period	$21,324	$20,666

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2016.

Nature of Operations

Investar Holding Corporation, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank (the “Bank”), a Louisiana-chartered bank. The Company’s primary market is South Louisiana. The Company currently operates 11 full service banking offices located throughout its market and had 154 employees at March 31, 2016.

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

Reclassifications

Certain reclassifications have been made to the 2015 financial statements to be consistent with the 2016 presentation.

Concentrations of Credit Risk

The Company’s loan portfolio consists of the various types of loans described in Note 4, Loans. Real estate or other assets secure most loans. The majority of loans have been made to individuals and businesses in the Company’s market of South Louisiana. Customers are dependent on the condition of the local economy for their livelihoods and servicing their loan obligations. The Company does not have any significant concentrations in any one industry or individual customer.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

FASB ASC Topic 718 “Compensation – Stock Compensation” Update No. 2016-09.  The Financial Accounting and Standards Board (the “FASB”) issued Update No. 2016-09 in March 2016 as part of its simplification initiative. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in the Update are effective for the Company beginning January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

FASB ASC Topic 323 “Investments – Equity Method and Joint Ventures” Update No. 2016-07.  The FASB issued Update No. 2016-07 in March 2016 as part of its simplification initiative. The amendments in the Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. In addition, the amendments in this Update require that an entity that has an equity security classified as available for sale that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in the Update are effective for the Company beginning January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

FASB ASC Topic 825 “Financial Instruments - Overall” Update No. 2016-01.  The FASB issued Update No. 2016-01 in January 2016 to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provisions require investments in equity securities to be measured at fair value through net income, unless they qualify for a practicability exception, and require fair value changes arising from changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option to be recognized in other comprehensive income. The amendments in the Update are effective for the Company beginning January 1, 2018. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

NOTE 2. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the three months ended March 31, 2016 and 2015 (in thousands, except share data).

	Three months ended March 31,
	2016	2015

Net income available to common shareholders	$1,990	$1,950
Weighted average number of common shares outstanding used in computation of basic earnings per common share	7,194,558	7,219,235
Effect of dilutive securities:
Restricted stock	15,353	12,738
Stock options	14,854	9,961
Stock warrants	11,267	8,921
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	7,236,032	7,250,855
Basic earnings per share	$0.28	$0.27
Diluted earnings per share	$0.28	$0.27

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as available for sale are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2016	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$31,153	$412	$(9)	$31,556
Obligations of state and political subdivisions	20,294	292	(14)	20,572
Corporate bonds	15,062	59	(295)	14,826
Residential mortgage-backed securities	58,729	553	(49)	59,233
Commercial mortgage-backed securities	1,261	19	-	1,280
Equity securities	1,238	1	(136)	1,103
Total	$127,737	$1,336	$(503)	$128,570

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$26,502	$73	$(102)	$26,473
Obligations of state and political subdivisions	21,365	125	(23)	21,467
Corporate bonds	15,069	1	(246)	14,824
Residential mortgage-backed securities	47,703	72	(249)	47,526
Commercial mortgage-backed securities	2,005	-	(16)	1,989
Equity securities	1,184	8	(100)	1,092
Total	$113,828	$279	$(736)	$113,371

The amortized cost and approximate fair value of investment securities classified as held to maturity are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2016	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$3,989	$7	$-	$3,996
Residential mortgage-backed securities	8,315	73	(12)	8,376
Obligations of state and political subdivisions	13,945	31	-	13,976
Total	$26,249	$111	$(12)	$26,348

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$3,987	$-	$(64)	$3,923
Residential mortgage-backed securities	8,373	5	(91)	8,287
Obligations of state and political subdivisions	14,048	18	(5)	14,061
Total	$26,408	$23	$(160)	$26,271

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of March 31, 2016 or December 31, 2015.

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

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
March 31, 2016	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	3	$2,621	$(9)	$-	$-	$2,621	$(9)
Obligations of state and political subdivisions	6	1,565	(14)	275	-	1,840	(14)
Corporate bonds	26	6,759	(217)	4,446	(78)	11,205	(295)
Residential mortgage-backed securities	22	10,629	(48)	309	(1)	10,938	(49)
Equity securities	9	583	(122)	492	(14)	1,075	(136)
Total	66	$22,157	$(410)	$5,522	$(93)	$27,679	$(503)

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
December 31, 2015	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	28	$14,792	$(93)	$592	$(9)	$15,384	$(102)
Obligations of state and political subdivisions	14	2,312	(11)	1,322	(12)	3,634	(23)
Corporate bonds	29	10,888	(222)	1,225	(24)	12,113	(246)
Residential mortgage-backed securities	62	31,836	(245)	326	(4)	32,162	(249)
Commercial mortgage-backed securities	3	1,989	(16)	-	-	1,989	(16)
Equity securities	8	517	(79)	485	(21)	1,002	(100)
Total	144	$62,334	$(666)	$3,950	$(70)	$66,284	$(736)

The following table presents, by type and number of securities, the age of gross unrealized losses and approximate fair value by investment category for securities held to maturity as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
March 31, 2016	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Residential mortgage-backed securities	3	$-	$-	$1,957	$(12)	$1,957	$(12)
Total	3	$-	$-	$1,957	$(12)	$1,957	$(12)

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
December 31, 2015	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	2	$1,958	$(36)	$1,965	$(28)	$3,923	$(64)
Obligations of state and political subdivisions	1	6,862	(5)	-	-	6,862	(5)
Residential mortgage-backed securities	7	4,469	(37)	1,932	(54)	6,401	(91)
Total	10	$13,289	$(78)	$3,897	$(82)	$17,186	$(160)

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and the Company does not intend to sell the securities. Furthermore, it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2016 or December 31, 2015.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Securities Available for Sale			Securities Held to Maturity
	Weighted			Weighted
	Average T.E.	Amortized	Fair	Average T.E.	Amortized	Fair
March 31, 2016	Yield	Cost	Value	Yield	Cost	Value
Due within one year	-%	$-	$-	7.17%	$655	$657
Due after one year through five years	2.10	9,393	9,404	7.17	2,950	2,959
Due after five years through ten years	2.81	24,478	24,494	7.17	3,575	3,585
Due after ten years	2.53	92,628	93,569	3.14	19,069	19,147
Total debt securities		$126,499	$127,467		$26,249	$26,348

	Securities Available for Sale			Securities Held to Maturity
	Weighted			Weighted
	Average T.E.	Amortized	Fair	Average T.E.	Amortized	Fair
December 31, 2015	Yield	Cost	Value	Yield	Cost	Value
Due within one year	-%	$-	$-	7.17%	$655	$657
Due after one year through five years	2.01	9,979	9,984	7.17	2,950	2,958
Due after five years through ten years	2.81	23,662	23,494	7.17	3,575	3,584
Due after ten years	2.63	79,003	78,801	3.17	19,228	19,072
Total debt securities		$112,644	$112,279		$26,408	$26,271

NOTE 4. LOANS

The Company’s loan portfolio, excluding loans held for sale, consists of the following categories of loans as of the dates presented (dollars in thousands).

	March 31, 2016	December 31, 2015
Construction and development	$95,353	$81,863
1-4 Family	162,312	156,300
Multifamily	33,609	29,694
Farmland	6,366	2,955
Commercial real estate	315,759	288,583
Total mortgage loans on real estate	613,399	559,395
Commercial and industrial	74,990	69,961
Consumer	109,233	116,085
Total loans	$797,622	$745,441

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below provides an analysis of the aging of loans as of the dates presented (dollars in thousands).

	March 31, 2016
	Past Due and Accruing
					Total Past
			90 or more		Due &
	30-59 days	60-89 days	days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$99	$-	$-	$1,040	$1,139	$94,214	$95,353
1-4 Family	1,044	-	-	494	1,538	160,774	162,312
Multifamily	-	-	-	-	-	33,609	33,609
Farmland	-	-	-	-	-	6,366	6,366
Commercial real estate	-	-	-	-	-	315,759	315,759
Total mortgage loans on real estate	1,143	-	-	1,534	2,677	610,722	613,399
Commercial and industrial	17	25	-	18	60	74,930	74,990
Consumer	279	97	-	758	1,134	108,099	109,233
Total loans	$1,439	$122	$-	$2,310	$3,871	$793,751	$797,622

	December 31, 2015
	Past Due and Accruing
					Total Past
			90 or more		Due &
	30-59 days	60-89 days	days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$129	$-	$-	$1,061	$1,190	$80,673	$81,863
1-4 Family	222	-	-	538	760	155,540	156,300
Multifamily	-	-	-	-	-	29,694	29,694
Farmland	-	-	-	-	-	2,955	2,955
Commercial real estate	-	-	-	97	97	288,486	288,583
Total mortgage loans on real estate	351	-	-	1,696	2,047	557,348	559,395
Commercial and industrial	26	1,779	-	-	1,805	68,156	69,961
Consumer	292	179	-	715	1,186	114,899	116,085
Total loans	$669	$1,958	$-	$2,411	$5,038	$740,403	$745,441

The total March 31, 2016 balance in the table above includes approximately $33.9 million of loans acquired in acquisitions (“acquired loans”) that were recorded at fair value as of the acquisition dates. Included in the acquired loan balances as of March 31, 2016 were approximately $1.0 million in loans 30-59 days past due and $1.0 million in nonaccrual loans.

The total December 31, 2015 balance in the table above includes approximately $37.0 million of acquired loans that were recorded at fair value as of the acquisition dates. Included in the acquired loan balances as of December 31, 2015 were approximately $0.2 million in loans 30-59 days past due and $1.1 million in nonaccrual loans.

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

Pass – Loans not meeting the criteria below are considered pass. These loans have the highest credit characteristics and financial strength. Borrowers possess characteristics that are highly profitable, with low to negligible leverage, and demonstrate significant net worth and liquidity.

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The table below presents the Company’s loan portfolio by category and credit quality indicator as of the dates presented (dollars in thousands).

	March 31, 2016
		Special
	Pass	Mention	Substandard	Total
Construction and development	$94,287	$-	$1,066	$95,353
1-4 Family	160,752	716	844	162,312
Multifamily	33,609	-	-	33,609
Farmland	6,366	-	-	6,366
Commercial real estate	315,034	-	725	315,759
Total mortgage loans on real estate	610,048	716	2,635	613,399
Commercial and industrial	71,897	-	3,093	74,990
Consumer	107,742	696	795	109,233
Total loans	$789,687	$1,412	$6,523	$797,622

	December 31, 2015
		Special
	Pass	Mention	Substandard	Total
Construction and development	$80,759	$15	$1,089	$81,863
1-4 Family	154,741	719	840	156,300
Multifamily	29,694	-	-	29,694
Farmland	2,955	-	-	2,955
Commercial real estate	287,853	-	730	288,583
Total mortgage loans on real estate	556,002	734	2,659	559,395
Commercial and industrial	66,694	-	3,267	69,961
Consumer	114,684	647	754	116,085
Total loans	$737,380	$1,381	$6,680	$745,441

The Company had no loans that were classified as doubtful or loss as of March 31, 2016 or December 31, 2015.

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balances of the participations and whole loans sold were $371.8 million and $383.7 million as of March 31, 2016 and December 31, 2015, respectively. The unpaid principal balances of these loans were approximately $415.5 million and $426.9 million as of March 31, 2016 and December 31, 2015, respectively.

In the ordinary course of business, the Company makes loans to its executive officers, principal stockholders, directors and to companies in which these individuals are principal owners. Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to approximately $18.4 million and $18.0 million as of March 31, 2016 and December 31, 2015, respectively. These loans are all current and performing according to the original terms. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company or the Bank and did not involve more than normal risk of collectability or present other unfavorable features.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below shows the aggregate amount of loans to such related parties as of the dates presented (dollars in thousands).

	March 31, 2016	December 31, 2015
Balance, beginning of period	$17,992	$14,631
New loans	1,193	6,600
Repayments	(753)	(3,239)
Balance, end of period	$18,432	$17,992

Loans Acquired with Deteriorated Credit Quality

The Company elected to account for certain loans acquired as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments.

The following table presents changes in the carrying value, net of allowance for loan losses, of acquired impaired loans, or loans accounted for under ASC 310-30, for the periods presented (dollars in thousands).

Acquired
Impaired
Carrying value, net at December 31, 2014	$2,778
Accretion to interest income	140
Net transfers from (to) nonaccretable difference to (from) accretable yield	110
Payments received, net	(232)
Charge-offs	(61)
Transfers to other real estate owned	(45)
Carrying value, net at December 31, 2015	$2,690
Accretion to interest income	35
Net transfers from (to) nonaccretable difference to (from) accretable yield	1
Payments received, net	(106)
Charge-offs	(37)
Carrying value, net at March 31, 2016	$2,583

The table below shows the changes in the accretable yield on acquired impaired loans for the periods presented (dollars in thousands).

Acquired
Impaired
Balance, period ended December 31, 2014	$425
Net transfers from (to) nonaccretable difference to (from) accretable yield	110
Accretion to interest income	(140)
Balance, period ended December 31, 2015	$395
Net transfers from (to) nonaccretable difference to (from) accretable yield	1
Accretion to interest income	(35)
Balance, period ended March 31, 2016	$361

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The table below shows a summary of the activity in the allowance for loan losses for the three months ended March 31, 2016 and 2015 (dollars in thousands).

	Three months ended
	March 31, 2016	March 31, 2015
Balance, beginning of period	$6,128	$4,630
Provision for loan losses	454	700
Loans charged off	(156)	(142)
Recoveries	37	191
Balance, end of period	$6,463	$5,379

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables outline the activity in the allowance for loan losses by collateral type for the three months ended March 31, 2016 and 2015, and show both the allowances and portfolio balances for loans individually and collectively evaluated for impairment as of March 31, 2016 and 2015 (dollars in thousands).

	Three months ended March 31, 2016
	Construction &		1-4		Commercial	Commercial &
	Development	Farmland	Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$644	$22	$1,213	$246	$2,156	$513	$1,334	6,128
Charge-offs	(7)	-	(7)	-	-	-	(142)	(156)
Recoveries	3	-	7	-	1	20	6	37
Provision	89	24	44	33	135	17	112	454
Ending balance	$729	$46	$1,257	$279	$2,292	$550	$1,310	$6,463
Ending allowance balance for loans individually evaluated for impairment	-	-	-	-	-	-	233	233
Ending allowance balance for loans collectively evaluated for impairment	$729	$46	$1,257	$279	$2,292	$550	$1,077	$6,230
Ending allowance balance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Balance of loans individually evaluated for impairment	$1,215	$-	$1,824	$-	$625	$18	$795	$4,477
Balance of loans collectively evaluated for impairment	94,138	6,366	160,488	33,609	315,134	74,972	108,438	793,145
Total period-end balance	$95,353	$6,366	$162,312	$33,609	$315,759	$74,990	$109,233	$797,622
Balance of loans acquired with deteriorated credit quality	$685	$-	$809	$1,052	$-	$-	$37	$2,583

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended March 31, 2015
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

As of March 31, 2016 and December 31, 2015, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

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

	March 31, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Construction and development	$1,215	$1,233	$-
1-4 Family	1,824	1,856	-
Commercial real estate	625	640	-
Total mortgage loans on real estate	3,664	3,729	-
Commercial and industrial	18	18
Consumer	172	176	-
Total	3,854	3,923	-

With related allowance recorded:
Consumer	623	635	233
Total	623	635	233

Total loans:
Construction and development	1,215	1,233	-
1-4 Family	1,824	1,856	-
Commercial real estate	625	640	-
Total mortgage loans on real estate	3,664	3,729	-
Commercial and industrial	18	18	-
Consumer	795	811	233
Total	$4,477	$4,558	$233

	December 31, 2015
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Construction and development	$1,242	$1,241	$-
1-4 Family	1,419	1,416	-
Commercial real estate	630	629	-
Total mortgage loans on real estate	3,291	3,286	-
Consumer	159	159	-
Total	3,450	3,445	-

With related allowance recorded:
Consumer	595	595	220
Total	595	595	220

Total loans:
Construction and development	1,242	1,241	-
1-4 Family	1,419	1,416	-
Commercial real estate	630	629	-
Total mortgage loans on real estate	3,291	3,286	-
Consumer	754	754	220
Total	$4,045	$4,040	$220

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

	For the three months ended
	March 31, 2016		March 31, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$1,226	$10	$1,902	$4
1-4 Family	1,702	17	1,292	14
Commercial real estate	626	1	765	-
Total mortgage loans on real estate	3,554	28	3,959	18
Commercial and industrial	13	-	194	1
Consumer	204	2	135	1
Total	3,771	30	4,288	20

With related allowance recorded:
Consumer	574	3	243	-
Total	574	3	243	-

Total loans:
Construction and development	1,226	10	1,902	4
1-4 Family	1,702	17	1,292	14
Commercial real estate	626	1	765	-
Total mortgage loans on real estate	3,554	28	3,959	18
Commercial and industrial	13	-	194	1
Consumer	778	5	378	1
Total	$4,345	$33	$4,531	$20

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). The Company strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before such loans reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases in which the Company grants the borrower new terms that provide for a reduction of either interest or principal, the Company measures any impairment on the restructuring as previously noted for impaired loans.

Loans classified as TDRs, consisting of twenty credits, totaled approximately $2.6 million at March 31, 2016 compared to eleven credits totaling approximately $2.2 million at December 31, 2015. Eighteen of the twenty TDRs were acquired. Ten of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, one restructured loan was considered a TDR due to modification of terms through principal payment forbearance, paying interest only for a specified period of time, and nine restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate. At March 31, 2016, two of the TDRs were in default of their modified terms and are included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is evaluated by applying qualitative factors.

As of March 31, 2016 and December 31, 2015, the Company was not committed to lend additional funds to any customer whose loan was classified as a TDR.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the TDR pre- and post-modification outstanding recorded investments by loan categories for loans modified during the three month periods ended March 31, 2016 and 2015 (dollars in thousands).

	March 31, 2016			March 31, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Construction and development	-	$-	$-	1	$26	$26
1-4 Family	9	457	457	2	874	874
Total		$457	$457		$900	$900

There were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three months ended March 31, 2016 and 2015.

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

Stock Options

The Company uses a Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. Stock option expense in the accompanying consolidated statement of operations for the three months ended March 31, 2016 and 2015 were $43,000 and $31,000, respectively.

The assumptions presented below were used for the options granted during the three months ended March 31, 2016.

Expected dividends	0.22%
Expected volatility	19.55%
Risk-free interest rate	1.62%
Expected term (in years)	7.0
Weighted-average grant date fair value	$3.44

At March 31, 2016, there was $0.9 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 4.3 years.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes stock option activity for the periods presented.

	Three months ended
	March 31, 2016		March 31, 2015
	Number	Weighted-Average	Number	Weighted-Average
	of Options	Exercise Price	of Options	Exercise Price

Outstanding at beginning of period	278,352	$14.37	238,811	$13.94
Granted	46,512	14.28	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at end of period	324,864	$14.36	238,811	$13.94
Exercisable at end of period	47,351	$13.82	22,811	$13.33

At March 31, 2016, the shares underlying outstanding stock options and exercisable stock options had aggregate intrinsic values of $0.1 million and $40,000, respectively.

Time Vested Restricted Stock Awards

During the three months ended March 31, 2016 and 2015, the Company issued shares of time vested restricted stock with vesting terms ranging from two to five years. The total share-based compensation expense to be recognized for these awards is determined based on the market price of the Company’s common stock at the grant date applied to the total number of shares awarded and is amortized over the vesting period.

The table below summarizes the time vested restricted stock award activity for the periods presented.

	Three months ended
	March 31, 2016		March 31, 2015
	Shares	Weighted Avg Grant Date Fair Value	Shares	Weighted Avg Grant Date Fair Value

Balance at beginning of period	60,592	$14.85	42,889	$13.96
Granted	54,175	14.66	6,486	14.00
Forfeited	(1,157)	16.32	-	-
Earned and issued	(1,159)	15.33	(392)	14.00
Balance at end of period	112,451	$14.74	48,983	$13.96

At March 31, 2016, there was $1.4 million of unrecognized compensation cost related to time vested restricted stock awards that is expected to be recognized over a weighted average period of 3.9 years.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company currently holds interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 4.4 years. The total notional amount of the derivative contracts is $40.0 million.

For the three months ended March 31, 2016 and 2015, a loss of $0.4 million and $0.2 million, respectively, has been recognized in other comprehensive income in the accompanying consolidated statements of comprehensive income for the change in fair value of the interest rate swaps. The swap contracts had a negative fair value of $1.3 million as of March 31, 2016 and have been recorded in accrued taxes and other liabilities in the accompanying consolidated balance sheets. The total accumulated loss of $0.8 million included in accumulated other comprehensive loss in the accompanying consolidated balance sheet would be reclassified to current

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contracts.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Estimated	Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Assets:
Obligations of other U.S. government agencies	$31,556	$-	$31,556	$-
Obligations of state and political subdivisions	20,572	-	10,011	10,561
Corporate bonds	14,826	-	13,699	1,127
Residential mortgage-backed securities	59,233	-	59,233	-
Commercial mortgage-backed securities	1,280	-	1,280	-
Equity securities	1,103	1,103	-	-
Total assets	$128,570	$1,103	$115,779	$11,688
Liabilities:
Derivative financial instruments	$1,272	$-	$1,272	$-

December 31, 2015
Assets:
Obligations of other U.S. government agencies	$26,473	$-	$26,473	$-
Obligations of state and political subdivisions	21,467	-	11,072	10,395
Corporate bonds	14,824	-	13,688	1,136
Residential mortgage-backed securities	47,526	-	47,526	-
Commercial mortgage-backed securities	1,989	-	1,989	-
Equity securities	1,092	1,092	-	-
Total assets	$113,371	$1,092	$100,748	$11,531
Liabilities:
Derivative financial instruments	$581	$-	$581	$-

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

Obligations of
	State and Political	Corporate
	Subdivisions	Bonds	Total

Balance at December 31, 2015	$10,395	$1,136	$11,531
Realized gains (losses) included in net income	-	-	-
Unrealized gains (losses) included in other comprehensive income	166	(9)	157
Purchases	-	-	-
Sales	-	-	-
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Balance at March 31, 2016	$10,561	$1,127	$11,688

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Estimated	Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Impaired loans	$178	$-	$-	$178
Total	$178	$-	$-	$178

December 31, 2015
Impaired loans	$335	$-	$-	$335
Other real estate owned	35	-	-	35
Total	$370	$-	$-	$370

There were no liabilities measured on a nonrecurring basis at March 31, 2016 or December 31, 2015.

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	March 31, 2016
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$21,273	$21,273	$21,273	$-	$-
Federal funds sold	51	51	51	-	-
Investment securities	154,819	154,918	1,103	128,151	25,664
Other equity securities	7,183	7,183	-	7,183	-
Loans, net of allowance	791,159	795,546	-	-	795,546
Loans held for sale	50,921	50,921	-	-	50,921

Financial liabilities:
Deposits, noninterest-bearing	$95,033	$93,486	$-	$93,486	$-
Deposits, interest-bearing	713,665	705,408	-	-	705,408
FHLB short-term advances and repurchase agreements	125,718	125,718	-	125,718	-
FHLB long-term advances	7,920	7,968	-	-	7,968
Junior subordinated debt	3,609	2,997	-	-	2,997
Derivative financial instruments	1,272	1,272	-	1,272	-

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2015
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$20,785	$20,785	$20,785	$-	$-
Federal funds sold	181	181	181	-	-
Investment securities	139,779	139,642	1,092	112,958	25,592
Other equity securities	5,835	5,835	-	5,835	-
Loans, net of allowance	739,313	738,614	-	-	738,614
Loans held for sale	80,509	80,509	-	-	80,509

Financial liabilities:
Deposits, noninterest-bearing	$90,447	$89,427	$-	$89,427	$-
Deposits, interest-bearing	646,959	630,613	-	-	630,613
FHLB short-term advances and repurchase agreements	158,236	158,236	-	158,236	-
FHLB long-term advances	8,360	8,455	-	-	8,455
Junior subordinated debt	3,609	3,217	-	-	3,217
Derivative financial instruments	581	581	-	581	-

NOTE 9. INCOME TAXES

The expense for income taxes and the effective tax rate included in the consolidated statements of operations are shown in the table below for the periods presented (dollars in thousands).

	Three months ended March 31,
	2016	2015
Income tax expense	$1,006	$965
Effective tax rate	33.6%	33.1%

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

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	March 31, 2016	December 31, 2015
Commitments to extend credit
Loan commitments	$148,728	$149,561
Standby letters of credit	372	382

Additionally, at March 31, 2016, the Company had unfunded commitments of $1.4 million for its investment in Small Business Investment Company qualified funds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on the consolidated financial condition and results of operations of Investar Holding Corporation (the “Company,” “we,” “our,” or “us”) and its wholly-owned subsidiary, Investar Bank (the “Bank”). The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included herein, and the audited consolidated financial statements for the year ended December 31, 2015, including the notes thereto, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K that the Company filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016.

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

Discussion and Analysis of Financial Condition

For the three months ended March 31, 2016, net income was $2.0 million, or $0.28 per basic and diluted share, compared to net income of $2.0 million, or $0.27 per basic and diluted share for the three months ended March 31, 2015. For the three months ended March 31, 2016, our net interest margin was 3.47%, return on average assets was 0.76% and return on average equity was 7.20%. From December 31, 2015 to March 31, 2016, total loans increased $52.2 million, or 7.0%, and total deposits increased $71.2 million, or 9.7%. Nonperforming loans to total loans decreased to 0.29% at March 31, 2016 from 0.32% at December 31, 2015. As of March 31, 2016, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations.

Loans

General. Loans, excluding loans held for sale, or total loans, constitute our most significant asset, comprising 74.3% and 72.3% of our total assets at March 31, 2016 and December 31, 2015, respectively. Total loans increased $52.2 million, or 7.0%, to $797.6 million at March 31, 2016 from $745.4 million at December 31, 2015. Commercial and industrial loan growth remains a focus and has grown 7.2% from December 31, 2015.

The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands).

	March 31, 2016		December 31, 2015
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Construction and development	$95,353	12.0%	$81,863	11.0%
1-4 Family	162,312	20.3	156,300	21.0
Multifamily	33,609	4.2	29,694	4.0
Farmland	6,366	0.8	2,955	0.4
Commercial real estate
Owner-occupied	141,583	17.8	137,752	18.5
Nonowner-occupied	174,176	21.8	150,831	20.2
Total mortgage loans on real estate	613,399	76.9	559,395	75.1
Commercial and industrial	74,990	9.4	69,961	9.4
Consumer	109,233	13.7	116,085	15.5
Total loans	797,622	100.0%	745,441	100.0%
Loans held for sale	50,921		80,509
Total gross loans	$848,543		$825,950

The following table sets forth loans outstanding at March 31, 2016, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less.

(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$52,584	$34,655	$5,839	$2,275	$-	$95,353
1-4 Family	8,664	26,550	51,882	35,398	39,818	162,312
Multifamily	1,304	12,989	17,605	126	1,585	33,609
Farmland	-	3,509	830	2,027	-	6,366
Commercial real estate
Owner-occupied	3,070	53,686	48,693	29,833	6,301	141,583
Nonowner-occupied	2,942	73,360	75,080	21,328	1,466	174,176
Total mortgage loans on real estate	68,564	204,749	199,929	90,987	49,170	613,399
Commercial and industrial	11,261	43,303	17,888	-	2,538	74,990
Consumer	2,141	81,396	25,303	393	-	109,233
Total loans	$81,966	$329,448	$243,120	$91,380	$51,708	$797,622

Loans Held for Sale. Loans held for sale include both consumer and mortgage loans and decreased $29.6 million, or 36.8%, to $50.9 million at March 31, 2016 from $80.5 million at December 31, 2015. The decrease in loans held for sale is mainly attributable to the sale of approximately $22.0 million of consumer loans held for sale during the first quarter of 2016. During the quarter ended December 31, 2015, the Bank announced that it was exiting the indirect auto loan origination business, the source of its consumer loans held for sale. The Bank discontinued accepting indirect auto loan applications on December 31, 2015, but continued to process and fund applications that were accepted on or before that date. As a result, the Bank experienced decreased loan sales, lower gains on sales of loans, and lower fee income on loans held for sale during the first quarter of 2016, which is expected to continue as the Bank sells the loans currently held for sale. For the three months ended March 31, 2016, we recognized gains from the sales of consumer loans of $0.3 million, compared to $1.2 million for the three months ended March 31, 2015. The Bank currently has the intent and ability to sell the balance of the consumer loans classified as held for sale at March 31, 2016; however, if this classification were to change, the loans would be transferred to the consumer loan portfolio.

One-to-four family mortgage loans not held in our portfolio are typically sold on a “best efforts” basis within 30 days after the loan is funded. This means that residential real estate originations are locked in at a contractual rate with a third-party investor or directly with government sponsored agencies, and we are obligated to sell the mortgage only if it is closed and funded. As a result, the risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. During the first quarter of 2016, the Bank significantly reduced its mortgage operations which impacted its originations of mortgage loans held for sale. Originations in the three months ended March 31, 2016 were $0.5 million compared to $17.0 million in the same period in 2015. The Bank does not intend to grow its mortgage lending operations and anticipates future mortgage loan production to remain at current levels. Although loan fees and some interest income are derived from mortgage loans held for sale, the main source of income on these loans is gains from the loan sales in the secondary market which is recorded in gain on sale of loans, net on the consolidated statements of operations. For the three months ended March 31, 2016, we recognized gains from the sales of mortgage loans of $13,000, compared to $0.5 million for the three months ended March 31, 2015. The decrease in gains from the sales of mortgage loans is attributable to the decline in originations over the same periods.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2016 and December 31, 2015, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above. We continue to monitor our loan portfolio for exposure to potential negative impacts of low oil and gas prices. We consider our exposure to the energy sector not to be significant, at less than one percent of the total loan portfolio at March 31, 2016. However, should the price of oil and gas decline further and/or remain at the current low price for an extended period, the general economic conditions in our South Louisiana markets could be negatively affected and could negatively impact borrowers’ ability to service their debt.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 14.4% of our total assets and totaled $154.8 million at March 31, 2016, an increase of $15.0 million, or 10.8%, from $139.8 million at December 31, 2015. The increase in investment securities at March 31, 2016 compared to December 31, 2015 resulted from purchases of various investment types in our current portfolio to manage liquidity.

The following table shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	March 31, 2016		December 31, 2015
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. government agencies and corporations	$35,545	23.0%	$30,460	21.8%
Obligations of state and political subdivisions	34,517	22.3	35,515	25.4
Corporate bonds	14,826	9.6	14,824	10.6
Residential mortgage-backed securities	67,548	43.6	55,899	40.0
Commercial mortgage-backed securities	1,280	0.8	1,989	1.4
Equity securities	1,103	0.7	1,092	0.8
Total	$154,819	100.0%	$139,779	100.0%

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

The following table sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio as of March 31, 2016 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of other U.S. government agencies and corporations	$-	-%	$-	-%	$-	-%	$3,989	2.21%
Residential mortgage-backed securities	-	-	-	-	-	-	8,315	2.57
Obligations of states and political subdivisions	655	7.17	2,950	7.17	3,575	7.17	6,765	4.38
Available for sale:
Obligations of other U.S. government agencies and corporations	-		1,503	2.54	4,148	2.59	25,502	2.39
Residential mortgage-backed securities	-		-	-	4,422	2.08	54,307	2.12
Commercial mortgage-backed securities	-		.	0.00	1,026	2.32	235	1.84
Obligations of states and political subdivisions	-		2,801	1.99	5,159	2.98	12,334	4.54
Corporate bonds	-		5,089	2.03	9,723	3.19	250	4.00
	$655		$12,343		$28,053		$111,697
The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 35%.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at March 31, 2016 and December 31, 2015 (dollars in thousands).

	March 31, 2016		December 31, 2015
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$95,033	11.8%	$90,447	12.3%
NOW accounts	138,672	17.1	140,503	19.0
Money market deposit accounts	104,936	13.0	96,113	13.0
Savings accounts	52,285	6.5	53,735	7.3
Time deposits	417,772	51.6	356,608	48.4
Total deposits	$808,698	100.0%	$737,406	100.0%

Total deposits were $808.7 million at March 31, 2016, an increase of $71.3 million, or 9.7%, from December 31, 2015. The increase in total deposits was driven by an increase in noninterest-bearing deposits of $4.6 million, or 5.1%, an increase in money market accounts of $8.8 million, or 9.2%, and an increase in time deposits of $61.2 million, or 17.2%, from December 31, 2015. The increase in deposits at March 31, 2016 compared to December 31, 2015 resulted from organic growth in all of our markets. The Company’s focus on relationship banking, as well as management’s focus on growing the commercial and industrial loan portfolio and bringing in related deposits, continues to positively impact noninterest-bearing demand deposit growth.

The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at March 31, 2016 and December 31, 2015 (dollars in thousands).

	March 31, 2016		December 31, 2015
	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Time remaining until maturity:
Three months or less	$9,641	$-	$4,312	$363
Over three months through six months	16,205	-	10,039	-
Over six months through twelve months	41,760	439	12,809	103
Over one year through three years	36,570	805	5,272	438
Over three years	4,804	-	1,468	-
	$108,980	$1,244	$33,900	$904

Borrowings

Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), lines of credit with First National Bankers Bank (“FNBB”) and The Independent Bankers Bank (“TIB”), and junior subordinated debentures. Securities sold under agreements to repurchase decreased $9.4 million to $29.7 million at March 31, 2016 from $39.1 million at December 31, 2015. Our advances from the FHLB were $104.0 million at March 31, 2016, a decrease of $23.5 million, or 18.5%, from FHLB advances of $127.5 million at December 31, 2015. We had no funds drawn on the lines of credit at March 31, 2016 or December 31, 2015. The $3.6 million in junior subordinated debt at March 31, 2016 and December 31, 2015 represents the junior subordinated debentures that we assumed through acquisition.

The average balances and cost of funds of short-term borrowings for the three months ended March 31, 2016 and 2015 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Federal funds purchased and other short-term borrowings	$102,363	$40,657	0.90%	0.17%
Securities sold under agreements to repurchase	30,476	12,747	0.20	0.20
Total short-term borrowings	$132,839	$53,404	0.73%	0.18%

Results of Operations

Performance Summary

Three months ended March 31, 2016 vs. three months ended March 31, 2015. For the three months ended March 31, 2016, net income was $2.0 million, or $0.28 per basic and diluted share, compared to net income of $2.0 million, or $0.27 per basic and diluted share for the three months ended March 31, 2015. Return on average assets decreased to 0.76% for the three months ended March 31, 2016 from 0.91% for the three months ended March 31, 2015 primarily as a result of the timing of consumer loan sales and the related gain on sale recognized in the first quarter of 2015. Return on average equity was 7.20% for the three months ended March 31, 2016 compared to 7.54% for the three months ended March 31, 2015.

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

Three months ended March 31, 2016 vs. three months ended March 31, 2015. Net interest income increased 14.0% to $8.5 million for the three months ended March 31, 2016 from $7.5 million for the same period in 2015. Net interest margin was 3.47% for the three months ended March 31, 2016, down 24 basis points from 3.71% for the three months ended March 31, 2015. The increase in net interest income was a direct result of continued growth of the Company’s loan portfolio with an increase in net interest income of $1.5 million due to an increase in volume offset by a $0.5 million decrease related to a reduction in yield when compared to the first quarter of 2015. For the three months ended March 31, 2016, average loans and average investment securities increased approximately $118.0 million and $48.1 million, respectively, compared to the same period in 2015, while average interest bearing deposits and short- and long-term borrowings increased approximately $92.1 million and $64.3 million, respectively.

Interest income was $10.4 million for the three months ended March 31, 2016 compared to $8.8 million for the same period in 2015. Loan interest income made up substantially all of our interest income for the three months ended March 31, 2016 and 2015. The prolonged low interest rate environment contributed to a lower yield on earning assets, offset by the increases in interest-earning assets, described above. The overall yield on interest-earning assets decreased 14 basis points to 4.21% for the three months ended March 31, 2016 compared to 4.35% for the same period in 2015. The loan portfolio yielded 4.57% for the three months ended March 31, 2016 compared to 4.71% for the three months ended March 31, 2015, while the yield on the investment portfolio was 2.53% for the three months ended March 31, 2016 compared to 2.25% for the three months ended March 31, 2015.

Interest expense was $1.8 million for the three months ended March 31, 2016, an increase of $0.5 million compared to interest expense of $1.3 million for the three months ended March 31, 2015, as a result of an increase in the volume of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $156.4 million for the three months ended March 31, 2016 as compared to the same period in 2015 as a result of our organic deposit growth to fund increased lending activity. The cost of interest-bearing liabilities increased ten basis points to 0.88% for the three months ended March 31, 2016 compared to 0.78% for the same period in 2015, primarily as a result of an increase in rates offered to our customers for time deposits.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended March 31, 2016 and 2015. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended March 31,
	2016			2015
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$832,368	$9,485	4.57%	$714,338	$8,298	4.71%
Securities:
Taxable	113,446	712	2.52	68,528	366	2.17
Tax-exempt	22,199	144	2.60	18,979	119	2.54
Interest-earning balances with banks	20,766	37	0.71	18,031	17	0.38
Total interest-earning assets	988,779	10,378	4.21	819,876	8,800	4.35
Cash and due from banks	7,222			5,689
Intangible assets	3,179			3,209
Other assets	52,121			45,256
Allowance for loan losses	(6,308)			(5,022)
Total assets	$1,044,993			$869,008

Liabilities and stockholders' equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$239,844	$380	0.64%	$204,728	$310	0.61%
Savings deposits	53,144	88	0.66	55,729	94	0.68
Time deposits	383,838	1,047	1.09	324,240	788	0.99
Total interest-bearing deposits	676,826	1,515	0.90	584,697	1,192	0.83
Short-term borrowings	132,839	243	0.73	53,404	24	0.18
Long-term debt	26,667	73	1.10	41,790	85	0.82
Total interest-bearing liabilities	836,332	1,831	0.88	679,891	1,301	0.78
Noninterest-bearing deposits	87,319			77,226
Other liabilities	10,469			6,975
Stockholders' equity	110,873			104,916
Total liabilities and stockholders’ equity	$1,044,993			$869,008
Net interest income/net interest margin		$8,547	3.47%		$7,499	3.71%
(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the three months ended March 31, 2016 compared to the same period in 2015 (dollars in thousands).

	Three months ended March 31, 2016 vs. three months ended March 31, 2015
	Volume	Rate	Net(1)

Interest income:
Loans	$1,386	$(199)	$1,187
Securities:
Taxable	243	103	346
Tax-exempt	20	5	25
Interest-earning balances with banks	2	18	20
Total interest-earning assets	1,651	(73)	1,578

Interest expense:
Interest-bearing demand deposits	54	16	70
Savings deposits	(4)	(2)	(6)
Time deposits	147	112	259
Short-term borrowings	36	183	219
Long-term debt	(31)	19	(12)
Total interest-bearing liabilities	202	328	530
Change in net interest income	$1,449	$(401)	$1,048

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Noninterest Income

Noninterest income includes, among other things, fees generated from our deposit services and loans originated and held for sale, gain on sale of investment securities, and gains on the sales of consumer and mortgage loans. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.

Three months ended March 31, 2016 vs. three months ended March 31, 2015. Total noninterest income decreased $1.2 million, or 49.3%, to $1.3 million for the three months ended March 31, 2016 compared to $2.5 million for the three months ended March 31, 2015. The decrease in noninterest income is mainly attributable to the $1.4 million decrease in gain on sale of loans when compared to the three months ended March 31, 2015. As discussed in Loans above, gain on sale of loans decreased due to the Bank’s decision in November 2015 to exit the indirect auto loan origination business and due to the reduction in mortgage operations in the first quarter of 2016.

Fee income on loans held for sale decreased to $0.1 million for the three months ended March 31, 2016 from $0.3 million for the same period in 2015 due to the decrease in originations of both consumer and mortgage loans held for sale, as discussed in Loans above.

Other operating income primarily consists of loan servicing fees, interchange fees, and ATM surcharge income. Other operating income was $0.7 million for the three months ended March 31, 2016 compared to $0.4 million for the same period in 2015. The increase is mainly a result of a $0.2 million increase in servicing fees due to the growth in our servicing portfolio.

Noninterest Expense

Three months ended March 31, 2016 vs. three months ended March 31, 2015. Total noninterest expense was $6.4 million for the three months ended March 31, 2016, a decrease of $40,000, or 0.6%, compared to the same period in 2015. Although we are focused on growth, both organically and through acquisition, we are committed to managing our costs within the framework of our operating strategy.

Income Tax Expense

Income tax expense for the three months ended March 31, 2016 was $1.0 million, an increase of $41,000, compared to the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 and 2015 was 33.6% and 33.1%, respectively.

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

At March 31, 2016 and December 31, 2015, there were no loans classified as doubtful or loss, while there were $6.5 million and $6.7 million, respectively, of loans classified as substandard. At both March 31, 2016 and December 31, 2015, $1.4 million of loans were classified as special mention. Of our substandard and special mention loans at both March 31, 2016 and December 31, 2015, $1.6 million were acquired and marked to fair value at the time of their acquisition.

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

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $6.5 million at March 31, 2016, up from $6.1 million at December 31, 2015, as we increased our loan loss provisioning to reflect our organic loan growth.

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

Impaired loans at March 31, 2016 were $4.5 million, including impaired loans acquired through acquisition in the amount of $1.9 million, compared to $4.0 million, including impaired loans acquired through acquisition in the amount of $1.5 million, at December 31, 2015. At both March 31, 2016 and December 31, 2015, $0.2 million of the allowance for loan losses was specifically allocated to impaired loans.

The provision for loan losses is a charge to income in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the three months ended March 31, 2016 and 2015, the provision for loan losses was $0.5 million and $0.7 million, respectively.

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

The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	March 31, 2016	December 31, 2015
Construction and development	$729	$644
1-4 Family	1,257	1,213
Multifamily	279	246
Farmland	46	22
Commercial real estate	2,292	2,156
Total mortgage loans on real estate	4,603	4,281
Commercial and industrial	550	513
Consumer	1,310	1,334
Total	$6,463	$6,128

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

	Three months ended March 31,
	2016	2015
Allowance at beginning of period	$6,128	$4,630
Provision for loan losses	454	700
Charge-offs:
Mortgage loans on real estate:
Construction and development	(7)	(5)
1-4 Family	(7)	-
Commercial and industrial	-	(56)
Consumer	(142)	(81)
Total charge-offs	(156)	(142)
Recoveries
Mortgage loans on real estate:
Construction and development	3	1
1-4 Family	7	3
Commercial real estate	1	-
Commercial and industrial	20	180
Consumer	6	7
Total recoveries	37	191
Net (charge-offs) recoveries	(119)	49
Balance at end of period	$6,463	$5,379

Net charge-offs to:
Loans - average	0.02%	-0.01%
Allowance for loan losses	1.84%	-0.91%
Allowance for loan losses to:
Total loans	0.81%	0.83%
Nonperforming loans	279.75%	178.42%

The allowance for loan losses to total loans ratio decreased to 0.81% at March 31, 2016 compared to 0.83% at March 31, 2015. The allowance for loan losses to nonperforming loans ratio increased to 279.75% at March 31, 2016 from 178.42% at March 31, 2015.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the three months ended March 31, 2016 were $0.1 million, equal to 0.02% of our average loan balances as of that date. Net recoveries for the three months ended March 31, 2015 were $49,000, equal to 0.01% of our average loan balances as of that date.

Management believes the allowance for loan losses at March 31, 2016 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

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

There were twenty loans classified as TDRs at March 31, 2016 that totaled approximately $2.6 million compared to eleven credits totaling approximately $2.2 million at December 31, 2015. Eighteen of the twenty TDRs were acquired through acquisition. Ten of the twenty restructured loans were considered TDRs due to a modification of terms through adjustments to maturity, one restructured loan was considered a TDR due to a modification of terms through principal payment forbearance, paying interest only for a specified period of time, and nine restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate. As of March 31, 2016, two of the restructured loans with a balance of $0.4 million were in default of their modified terms and had been placed on nonaccrual. As of December 31, 2015, three of the restructured loans with a balance of $0.5 million were in default of their modified terms and had been placed on nonaccrual.

The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	March 31, 2016	December 31, 2015
Nonaccrual loans	$2,310	$2,411
Accruing loans past due 90 days or more	-	-
Total nonperforming loans	2,310	2,411
Restructured loans	2,167	1,629
Total nonperforming and restructured loans	$4,477	$4,040
Interest income recognized on nonperforming and restructured loans	$33	$174
Interest income foregone on nonperforming and restructured loans	$79	$252

Of the total nonaccrual loans at March 31, 2016 and December 31, 2015, $1.0 million and $1.1 million, respectively, were acquired through acquisition. Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 0.29% and 0.32% of total loans at March 31, 2016 and December 31, 2015, respectively. Nonperforming loans, other than those acquired through an acquisition and nonperforming acquired loans represented 0.17% and 0.12%, respectively, of total loans at March 31, 2016.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. Other real estate owned with a cost basis of $60,500 and $0.4 million was sold during the three months ended March 31, 2016 and 2015, respectively, resulting in a net gain of $1,000 and a net loss of $1,000 for the respective periods. At both March 31, 2016 and December 31, 2015, $0.6 million of our other real estate owned was related to loans acquired through acquisition.

The following table provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	March 31, 2016	December 31, 2015

Construction and development	$556	$616
1-4 Family	139	109
Total other real estate owned	$695	$725

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Balance, beginning of period	$725	$2,735
Transfers from loans	-	218
Transfers from acquired loans	30	45
Sales of other real estate owned	(60)	(417)
Write-downs	-	(13)
Balance, end of period	$695	$2,568

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At March 31, 2016, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of March 31, 2016
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+300	(3.4)%
+200	(2.1)%
+100	(1.1)%
-100	4.5%
-200	4.3%
-300	4.3%

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At March 31, 2016 and December 31, 2015, 73.2% and 69.4% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At March 31, 2016, securities with a carrying value of $100.8 million were pledged to secure deposits, borrowings, and other liabilities, compared to $88.1 million in pledged securities as of December 31, 2015.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2016, the balance of our outstanding advances with the FHLB was $104.0 million, a decrease from $127.5 million at December 31, 2015. The total amount of the remaining credit available to us from the FHLB at March 31, 2016 was $240.2 million. Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by U.S. Treasury and agency securities. We had $29.7 million of repurchase agreements outstanding as of March 31, 2016, compared to $39.1 million of outstanding repurchase agreements as of December 31, 2015. Finally, we maintain lines of credit with other commercial banks totaling $35.0 million. The lines of credit mature at various times within the next twelve months. There were no amounts outstanding under these lines of credit at March 31, 2016 or December 31, 2015.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. We do not hold any brokered deposits, as defined for federal regulatory purposes, although we do hold QwikRate® deposits which we obtain via the internet to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At March 31, 2016, we held $112.1 million of QwikRate® deposits, up from $79.3 million at December 31, 2015.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three months ended March 31, 2016 and 2015:

	Percentage of Total Average Deposits		Cost of Funds
	Three months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015
Noninterest-bearing demand deposits	9%	10%	-	-%
Interest-bearing demand deposits	26	27	0.6	0.6
Savings accounts	6	7	0.7	0.7
Time deposits	42	43	1.1	1.0
Short-term borrowings	14	7	0.7	0.2
Long-term borrowed funds	3	6	1.1	0.8
Total deposits and borrowed funds	100%	100%	0.80%	0.69%

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

The Company and the Bank each were in compliance with all regulatory capital requirements as of March 31, 2016 and December 31, 2015. The Bank also was considered “well-capitalized” under the FDIC’s prompt corrective action regulations as of these dates. The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands):

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio

March 31, 2016
Investar Holding Corporation:
Tier 1 leverage capital	$112,140	10.78%	$-	-%
Common equity tier 1 risk-based capital	108,640	11.49	-	-
Tier 1 risk-based capital	112,140	11.86	-	-
Total risk-based capital	118,603	12.54	-	-
Investar Bank:
Tier 1 leverage capital	109,250	10.52	51,936	5.00
Common equity tier 1 risk-based capital	109,250	11.57	61,397	6.50
Tier 1 risk-based capital	109,250	11.57	75,566	8.00
Total risk-based capital	115,713	12.25	94,457	10.00

December 31, 2015
Investar Holding Corporation:
Tier 1 leverage capital	$110,574	11.39%	$-	-%
Common equity tier 1 risk-based capital	107,074	11.67	-	-
Tier 1 risk-based capital	110,574	12.05	-	-
Total risk-based capital	116,702	12.72	-	-
Investar Bank:
Tier 1 leverage capital	107,209	11.07	48,436	5.00
Common equity tier 1 risk-based capital	107,209	11.71	59,511	6.50
Tier 1 risk-based capital	107,209	11.71	73,244	8.00
Total risk-based capital	113,337	12.38	91,555	10.00

Off-Balance Sheet Transactions

The Bank entered into interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 4.4 years. The total notional amount of the derivative contracts is $40.0 million.

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

Loan commitments and standby letters of credit do not necessarily represent future cash requirements, in that while the customer typically has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon in full or at all. Virtually all of our standby letters of credit expire within one year. Our unfunded loan commitments and standby letters of credit outstanding are summarized below as of the dates indicated (dollars in thousands):

	March 31, 2016	December 31, 2015

Commitments to extend credit:
Loan commitments	$148,728	$149,561
Standby letters of credit	372	382

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at March 31, 2016, the Company had unfunded commitments of $1.4 million for its investment in Small Business Investment Company qualified funds.

For the three months ended March 31, 2016 and for the year ended December 31, 2015, except as disclosed herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

There have been no material changes outside the ordinary course of business in the contractual obligations set forth in the table of contractual obligations as of December 31, 2015 contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2015 are set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2016 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” There have been no material changes in the Company’s market risk since December 31, 2015. Please refer to the information in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management” in this report for additional information about the Company’s market risk for the three months ended March 31, 2016.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information the Company is required to disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015 filed by Investar Holding Corporation (the “Company”) with the SEC on March 11, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The table below provides the information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended March 31, 2016.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
January 1, 2016 to January 29, 2016	27	$17.72	-	213,144
February 1, 2016 to February 29, 2016	13,170	15.48	13,144	200,000
March 1, 2016 to March 31, 2016	7,674	14.73	7,550	192,450
	20,871	$15.21	20,694	192,450
(1)	Includes 177 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.
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

INVESTAR HOLDING CORPORATION

Date: May 5, 2016	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2016	/s/ Christopher L. Hufft
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