Form 10-Q
period 2016-06-30
Investar Holding Corp
filed 2016-08-04
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 7,149,064 shares outstanding as of August 1, 2016.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and due from banks	$9,958	$6,313
Interest-bearing balances due from other banks	27,175	14,472
Federal funds sold	1	181
Cash and cash equivalents	37,134	20,966

Available for sale securities at fair value (amortized cost of $149,986, and $113,828, respectively)	151,841	113,371
Held to maturity securities at amortized cost (estimated fair value of $25,810 and $26,271, respectively)	25,656	26,408
Loans held for sale	46,717	80,509
Loans, net of allowance for loan losses of $7,091 and $6,128, respectively	810,379	739,313
Other equity securities	7,371	5,835
Bank premises and equipment, net of accumulated depreciation of $6,017 and $5,368, respectively	30,147	30,630
Other real estate owned, net	279	725
Accrued interest receivable	2,840	2,831
Deferred tax asset	1,459	1,915
Goodwill and other intangible assets, net	3,254	3,175
Bank owned life insurance	7,101	3,512
Other assets	2,752	2,365
Total assets	$1,126,930	$1,031,555

LIABILITIES
Deposits:
Noninterest-bearing	$109,828	$90,447
Interest-bearing	757,377	646,959
Total deposits	867,205	737,406
Advances from Federal Home Loan Bank	93,599	127,497
Repurchase agreements	28,854	39,099
Junior subordinated debt	3,609	3,609
Accrued taxes and other liabilities	20,900	14,594
Total liabilities	1,014,167	922,205

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	-	-
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 7,359,976 and 7,305,213 shares issued and 7,214,734 and 7,264,282 shares outstanding, respectively	7,360	7,305
Treasury stock	(2,249)	(634)
Surplus	84,958	84,692
Retained earnings	22,507	18,650
Accumulated other comprehensive income (loss)	187	(663)
Total stockholders’ equity	112,763	109,350
Total liabilities and stockholders’ equity	$1,126,930	$1,031,555

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$9,781	$8,646	$19,266	$16,944
Interest on investment securities	891	523	1,747	1,008
Other interest income	47	18	84	35
Total interest income	10,719	9,187	21,097	17,987

INTEREST EXPENSE
Interest on deposits	1,763	1,299	3,278	2,491
Interest on borrowings	298	108	614	217
Total interest expense	2,061	1,407	3,892	2,708
Net interest income	8,658	7,780	17,205	15,279

Provision for loan losses	800	400	1,254	1,100
Net interest income after provision for loan losses	7,858	7,380	15,951	14,179

NONINTEREST INCOME
Service charges on deposit accounts	88	97	185	191
Gain on sale of investment securities, net	144	134	224	134
Gain on sale of fixed assets	1,252	-	1,252	-
Gain on sale of other real estate owned, net	10	7	11	6
Gain on sale of loans, net	-	1,077	313	2,808
Fee income on loans held for sale, net	106	210	229	510
Servicing fees	431	373	899	653
Other operating income	225	168	430	304
Total noninterest income	2,256	2,066	3,543	4,606
Income before noninterest expense	10,114	9,446	19,494	18,785

NONINTEREST EXPENSE
Depreciation and amortization	369	362	739	719
Salaries and employee benefits	3,890	3,971	7,763	7,879
Occupancy	242	225	478	438
Data processing	367	370	741	710
Marketing	102	62	214	120
Professional fees	375	237	654	499
Customer reimbursements	584	-	584	-
Other operating expenses	1,175	1,455	2,315	2,741
Total noninterest expense	7,104	6,682	13,488	13,106
Income before income tax expense	3,010	2,764	6,006	5,679
Income tax expense	1,005	951	2,011	1,916
Net income	$2,005	$1,813	$3,995	$3,763

EARNINGS PER SHARE
Basic earnings per share	$0.28	$0.25	$0.56	$0.52
Diluted earnings per share	$0.28	$0.25	$0.55	$0.52
Cash dividends declared per common share	$0.01	$0.01	$0.02	$0.02

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$2,005	$1,813	$3,995	$3,763
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized gain (loss), available for sale, net of tax expense (benefit) of $408, ($194), $887 and ($51), respectively	757	(374)	1,648	(96)
Reclassification of realized gain, net of tax expense of $50, $47, $78 and $47, respectively	(93)	(87)	(145)	(87)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0 for all respective periods	(1)	(1)	(2)	(2)
Fair value of derivative financial instruments:
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax (benefit) expense of ($109), $44, ($351) and ($82), respectively	(202)	94	(651)	(151)
Total other comprehensive income	461	(368)	850	(336)
Total comprehensive income	$2,466	$1,445	$4,845	$3,427

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

					Accumulated
					Other	Total
	Common	Treasury		Retained	Comprehensive	Stockholders’
	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance, December 31, 2014	$7,264	$(23)	$84,213	$11,809	$121	$103,384
Surrendered shares	-	(39)	-	-	-	(39)
Shares repurchased	-	(572)	-	-	-	(572)
Options exercised	10	-	125	-	-	135
Dividends declared, $0.03 per share	-	-	-	(232)	-	(232)
Stock-based compensation	31	-	354	-	-	385
Net income	-	-	-	7,073	-	7,073
Other comprehensive loss, net	-	-	-	-	(784)	(784)
Balance, December 31, 2015	$7,305	$(634)	$84,692	$18,650	$(663)	$109,350
Surrendered shares	-	(23)	-	-	-	(23)
Shares repurchased	-	(1,592)	-	-	-	(1,592)
Options exercised	1	-	14	-	-	15
Dividends declared, $0.02 per share	-	-	-	(138)	-	(138)
Stock-based compensation	54	-	252	-	-	306
Net income	-	-	-	3,995	-	3,995
Other comprehensive income, net	-	-	-	-	850	850
Balance, June 30, 2016 (Unaudited)	$7,360	$(2,249)	$84,958	$22,507	$187	$112,763

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the six months ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	3,995	3,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	739	719
Provision for loan losses	1,254	1,100
Amortization of purchase accounting adjustments	(27)	(121)
Provision for other real estate owned	7	24
Net amortization of securities	534	528
Gain on sale of securities, net	(224)	(134)
Gain on sale of fixed assets, net	(1,252)	-
Gain on sale of other real estate owned, net	(11)	(6)
FHLB stock dividend	(31)	(7)
Stock-based compensation	306	176
Deferred taxes	(2)	(349)
Net change in value of bank owned life insurance	(89)	-
Other	-	11
Loans held for sale:
Originations	(495)	(210,350)
Proceeds from sales	23,837	238,341
Gain on sale of loans	(313)	(2,808)
Net change in:
Accrued interest receivable	(9)	3
Other assets	166	533
Accrued taxes and other liabilities	5,272	4,759
Net cash provided by operating activities	33,657	36,182

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	8,418	6,217
Funds invested in securities available for sale	(52,263)	(24,095)
Proceeds from maturities, prepayments and calls of investment securities available for sale	7,425	5,248
Funds invested in securities held to maturity	-	(2,182)
Proceeds from maturities, prepayments and calls of investment securities held to maturity	701	449
Proceeds from redemption of other equity securities	-	5,355
Purchase of other equity securities	(1,505)	(3,966)
Net increase in loans	(61,598)	(51,093)
Proceeds from sales of other real estate owned	480	561
Proceeds from the sales of fixed assets	2,649	-
Purchases of fixed assets	(1,632)	(1,604)
Acquisition of trademark intangible	(100)	-
Purchase of bank owned life insurance	(3,500)	-
Purchase of other investments	(553)	-
Net cash used in investing activities	(101,478)	(65,110)

Cash flows from financing activities:
Net increase in customer deposits	129,837	77,942
Net (decrease) increase in repurchase agreements	(10,245)	2,837
Net decrease in short-term FHLB advances	(28,780)	(48,256)
Proceeds from long-term FHLB advances	-	3,000
Repayment of long-term FHLB advances	(5,118)	(1,464)
Cash dividends paid on common stock	(128)	(104)
Proceeds from stock options exercised	15	-
Payments to repurchase common stock	(1,592)	-
Net cash provided by financing activities	83,989	33,955

Net increase in cash and cash equivalents	16,168	5,027
Cash and cash equivalents, beginning of period	20,966	19,512
Cash and cash equivalents, end of period	$37,134	$24,539

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2016.

Nature of Operations

Investar Holding Corporation, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank (the “Bank”), a Louisiana-chartered bank. The Company’s primary market is South Louisiana. The Company currently operates 10 full service banking offices located throughout its market and had 152 employees at June 30, 2016.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

FASB ASC Topic 326 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” Update No. 2016-13. The Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-13 in June 2016. The revised accounting guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses of available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. Management is currently evaluating the potential impact of ASU 2016-13 on the consolidated financial statements.

NOTE 2. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2016 and 2015 (in thousands, except share data).

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net income available to common shareholders	$2,005	$1,813	$3,995	$3,763
Weighted average number of common shares outstanding used in computation of basic earnings per common share	7,158,532	7,219,593	7,176,545	7,219,415
Effect of dilutive securities:
Restricted stock	15,298	13,372	12,705	11,065
Stock options	14,715	16,725	14,752	13,478
Stock warrants	11,231	12,467	11,249	10,765
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	7,199,776	7,262,157	7,215,251	7,254,723
Basic earnings per share	$0.28	$0.25	$0.56	$0.52
Diluted earnings per share	$0.28	$0.25	$0.55	$0.52

NOTE 3. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as available for sale are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2016	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$29,379	$543	$(16)	$29,906
Obligations of state and political subdivisions	29,062	748	(5)	29,805
Corporate bonds	15,802	89	(309)	15,582
Residential mortgage-backed securities	73,341	855	(47)	74,149
Commercial mortgage-backed securities	1,255	34	-	1,289
Equity securities	1,147	15	(52)	1,110
Total	$149,986	$2,284	$(429)	$151,841

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$26,502	$73	$(102)	$26,473
Obligations of state and political subdivisions	21,365	125	(23)	21,467
Corporate bonds	15,069	1	(246)	14,824
Residential mortgage-backed securities	47,703	72	(249)	47,526
Commercial mortgage-backed securities	2,005	-	(16)	1,989
Equity securities	1,184	8	(100)	1,092
Total	$113,828	$279	$(736)	$113,371

The amortized cost and approximate fair value of investment securities classified as held to maturity are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2016	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$3,991	$10	$-	$4,001
Obligations of state and political subdivisions	13,841	29	-	13,870
Residential mortgage-backed securities	7,824	115	-	7,939
Total	$25,656	$154	$-	$25,810

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$3,987	$-	$(64)	$3,923
Residential mortgage-backed securities	8,373	5	(91)	8,287
Obligations of state and political subdivisions	14,048	18	(5)	14,061
Total	$26,408	$23	$(160)	$26,271

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of June 30, 2016 or December 31, 2015.

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

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
June 30, 2016	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	2	$1,124	$(16)	$-	$-	$1,124	$(16)
Obligations of state and political subdivisions	4	9,870	(5)	-	-	9,870	(5)
Corporate bonds	27	6,109	(197)	5,335	(112)	11,444	(309)
Residential mortgage-backed securities	28	10,756	(42)	1,197	(5)	11,953	(47)
Equity securities	15	450	(41)	495	(11)	945	(52)
Total	76	$28,309	$(301)	$7,027	$(128)	$35,336	$(429)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
December 31, 2015	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	28	$14,792	$(93)	$592	$(9)	$15,384	$(102)
Obligations of state and political subdivisions	14	2,312	(11)	1,322	(12)	3,634	(23)
Corporate bonds	29	10,888	(222)	1,225	(24)	12,113	(246)
Residential mortgage-backed securities	62	31,836	(245)	326	(4)	32,162	(249)
Commercial mortgage-backed securities	3	1,989	(16)	-	-	1,989	(16)
Equity securities	8	517	(79)	485	(21)	1,002	(100)
Total	144	$62,334	$(666)	$3,950	$(70)	$66,284	$(736)

The following table presents, by type and number of securities, the age of gross unrealized losses and approximate fair value by investment category for securities held to maturity as of December 31, 2015 (dollars in thousands). There were no held to maturity securities with gross unrealized losses at June 30, 2016.

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

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and the Company does not intend to sell the securities. Furthermore, it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2016 or December 31, 2015.

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

	Securities Available for Sale			Securities Held to Maturity
	Weighted			Weighted
	Average T.E.	Amortized	Fair	Average T.E.	Amortized	Fair
June 30, 2016	Yield	Cost	Value	Yield	Cost	Value
Due within one year	1.31%	$864	$865	7.17%	$655	$657
Due after one year through five years	2.10	9,367	9,390	7.17	2,950	2,958
Due after five years through ten years	2.72	27,781	27,938	7.17	3,575	3,585
Due after ten years	2.44	110,827	112,538	3.13	18,476	18,610
Total debt securities		$148,839	$150,731		$25,656	$25,810

	Securities Available for Sale			Securities Held to Maturity
	Weighted			Weighted
	Average T.E.	Amortized	Fair	Average T.E.	Amortized	Fair
December 31, 2015	Yield	Cost	Value	Yield	Cost	Value
Due within one year	-%	$-	$-	7.17%	$655	$657
Due after one year through five years	2.01	9,979	9,984	7.17	2,950	2,958
Due after five years through ten years	2.81	23,662	23,494	7.17	3,575	3,584
Due after ten years	2.63	79,003	78,801	3.17	19,228	19,072
Total debt securities		$112,644	$112,279		$26,408	$26,271

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. LOANS

The Company’s loan portfolio, excluding loans held for sale, consists of the following categories of loans as of the dates presented (dollars in thousands).

	June 30, 2016	December 31, 2015
Construction and development	$101,080	$81,863
1-4 Family	166,778	156,300
Multifamily	37,300	29,694
Farmland	8,343	2,955
Commercial real estate	332,306	288,583
Total mortgage loans on real estate	645,807	559,395
Commercial and industrial	75,103	69,961
Consumer	96,560	116,085
Total loans	$817,470	$745,441

The table below provides an analysis of the aging of loans as of the dates presented (dollars in thousands).

	June 30, 2016
	Past Due and Accruing
					Total Past
			90 or more		Due &
	30-59 days	60-89 days	days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$-	$-	$-	$1,035	$1,035	$100,045	$101,080
1-4 Family	113	-	-	487	600	166,178	166,778
Multifamily	-	-	-	-	-	37,300	37,300
Farmland	-	-	-	-	-	8,343	8,343
Commercial real estate	-	-	-	273	273	332,033	332,306
Total mortgage loans on real estate	113	-	-	1,795	1,908	643,899	645,807
Commercial and industrial	-	-	-	2,775	2,775	72,328	75,103
Consumer	357	66	-	902	1,325	95,235	96,560
Total loans	$470	$66	$-	$5,472	$6,008	$811,462	$817,470

	December 31, 2015
	Past Due and Accruing
					Total Past
			90 or more		Due &
	30-59 days	60-89 days	days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$129	$-	$-	$1,061	$1,190	$80,673	$81,863
1-4 Family	222	-	-	538	760	155,540	156,300
Multifamily	-	-	-	-	-	29,694	29,694
Farmland	-	-	-	-	-	2,955	2,955
Commercial real estate	-	-	-	97	97	288,486	288,583
Total mortgage loans on real estate	351	-	-	1,696	2,047	557,348	559,395
Commercial and industrial	26	1,779	-	-	1,805	68,156	69,961
Consumer	292	179	-	715	1,186	114,899	116,085
Total loans	$669	$1,958	$-	$2,411	$5,038	$740,403	$745,441

The balance of total loans at June 30, 2016 in the table above includes approximately $32.4 million of loans acquired in acquisitions (“acquired loans”) that were recorded at fair value as of the acquisition dates. Included in the acquired loan balances as of June 30, 2016 were approximately $0.1 million in loans 30-59 days past due and $1.0 million in nonaccrual loans.

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

The table below presents the Company’s loan portfolio by category and credit quality indicator as of the dates presented (dollars in thousands).

	June 30, 2016
		Special
	Pass	Mention	Substandard	Total
Construction and development	$100,020	$-	$1,060	$101,080
1-4 Family	165,249	-	1,529	166,778
Multifamily	37,300	-	-	37,300
Farmland	8,343	-	-	8,343
Commercial real estate	330,934	576	796	332,306
Total mortgage loans on real estate	641,846	576	3,385	645,807
Commercial and industrial	71,332	989	2,782	75,103
Consumer	95,068	554	938	96,560
Total loans	$808,246	$2,119	$7,105	$817,470

	December 31, 2015
		Special
	Pass	Mention	Substandard	Total
Construction and development	$80,759	$15	$1,089	$81,863
1-4 Family	154,741	719	840	156,300
Multifamily	29,694	-	-	29,694
Farmland	2,955	-	-	2,955
Commercial real estate	287,853	-	730	288,583
Total mortgage loans on real estate	556,002	734	2,659	559,395
Commercial and industrial	66,694	-	3,267	69,961
Consumer	114,684	647	754	116,085
Total loans	$737,380	$1,381	$6,680	$745,441

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company had no loans that were classified as doubtful or loss as of June 30, 2016 or December 31, 2015.

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balances of the participations and whole loans sold were $335.0 million and $383.7 million as of June 30, 2016 and December 31, 2015, respectively. The unpaid principal balances of these loans were approximately $377.3 million and $426.9 million as of June 30, 2016 and December 31, 2015, respectively.

In the ordinary course of business, the Company makes loans to its executive officers, principal stockholders, directors and to companies in which these individuals are principal owners. Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to approximately $19.3 million and $18.0 million as of June 30, 2016 and December 31, 2015, respectively. These loans are all current and performing according to the original terms. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company or the Bank and did not involve more than normal risk of collectability or present other unfavorable features.

The table below shows the aggregate amount of loans to such related parties as of the dates presented (dollars in thousands).

	June 30, 2016	December 31, 2015
Balance, beginning of period	$17,992	$14,631
New loans	3,099	6,600
Repayments and changes in relationship	(1,835)	(3,239)
Balance, end of period	$19,256	$17,992

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

Acquired
Impaired
Carrying value, net at December 31, 2014	$2,778
Accretion to interest income	140
Net transfers from (to) nonaccretable difference to (from) accretable yield	110
Payments received, net	(232)
Charge-offs	(61)
Transfers to other real estate owned	(45)
Carrying value, net at December 31, 2015	$2,690
Accretion to interest income	66
Net transfers from (to) nonaccretable difference to (from) accretable yield	1
Payments received, net	(155)
Charge-offs	(37)
Carrying value, net at June 30, 2016	$2,565

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below shows the changes in the accretable yield on acquired impaired loans for the periods presented (dollars in thousands).

Acquired
Impaired
Balance, period ended December 31, 2014	$425
Net transfers from (to) nonaccretable difference to (from) accretable yield	110
Accretion to interest income	(140)
Balance, period ended December 31, 2015	$395
Net transfers from (to) nonaccretable difference to (from) accretable yield	1
Accretion to interest income	(66)
Balance, period ended June 30, 2016	$330

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The table below shows a summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2016 and 2015 (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$6,463	$5,379	$6,128	$4,630
Provision for loan losses	800	400	1,254	1,100
Loans charged off	(180)	(96)	(336)	(238)
Recoveries	8	45	45	236
Balance, end of period	$7,091	$5,728	$7,091	$5,728

The following tables outline the activity in the allowance for loan losses by collateral type for the three and six months ended June 30,  2016 and 2015, and show both the allowances and portfolio balances for loans individually and collectively evaluated for impairment as of June 30, 2016 and 2015 (dollars in thousands).

	Three months ended June 30, 2016
	Construction &		1-4		Commercial	Commercial &
	Development	Farmland	Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$729	$46	$1,257	$279	$2,292	$550	$1,310	6,463
Provision	54	15	22	31	138	478	62	800
Charge-offs	(7)	-	-	-	-	-	(173)	(180)
Recoveries	3	-	1	-	-	-	4	8
Ending balance	$779	$61	$1,280	$310	$2,430	$1,028	$1,203	$7,091

	Three months ended June 30, 2015
	Construction &		1-4		Commercial	Commercial &
	Development	Farmland	Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$638	$23	$1,024	$164	$1,958	$409	$1,163	5,379
Provision	(12)	(2)	93	16	184	(34)	155	400
Charge-offs	(4)	-	-	-	-	-	(92)	(96)
Recoveries	14	-	1	-	-	17	13	45
Ending balance	$636	$21	$1,118	$180	$2,142	$392	$1,239	$5,728

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six months ended June 30, 2016
	Construction &		1-4		Commercial	Commercial &
	Development	Farmland	Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$644	$22	$1,213	$246	$2,156	$513	$1,334	6,128
Provision	143	39	66	64	273	495	174	1,254
Charge-offs	(14)	-	(7)	-	-	-	(315)	(336)
Recoveries	6	-	8	-	1	20	10	45
Ending balance	$779	$61	$1,280	$310	$2,430	$1,028	$1,203	$7,091
Ending allowance balance for loans individually evaluated for impairment	-	-	-	-	-	500	238	738
Ending allowance balance for loans collectively evaluated for impairment	$779	$61	$1,280	$310	$2,430	$528	$965	$6,353
Ending allowance balance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Balance of loans individually evaluated for impairment	$1,207	$-	$2,146	$-	$890	$2,775	$938	$7,956
Balance of loans collectively evaluated for impairment	99,873	8,343	164,632	37,300	331,416	72,328	95,622	809,514
Total period-end balance	$101,080	$8,343	$166,778	$37,300	$332,306	$75,103	$96,560	$817,470
Balance of loans acquired with deteriorated credit quality	$682	$-	$804	$1,043	$-	$-	$36	$2,565

	Six months ended June 30, 2015
	Construction &		1-4		Commercial	Commercial &
	Development	Farmland	Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$526	$18	$909	$137	$1,571	$390	$1,079	$4,630
Provision	104	3	205	43	571	(139)	313	1,100
Charge-offs	(9)	-	-	-	-	(56)	(173)	(238)
Recoveries	15	-	4	-	-	197	20	236
Ending balance	$636	$21	$1,118	$180	$2,142	$392	$1,239	$5,728
Ending allowance balance for loans individually evaluated for impairment	-	-	-	-	-	-	153	153
Ending allowance balance for loans collectively evaluated for impairment	$636	$21	$1,118	$180	$2,142	$392	$1,086	$5,575
Ending allowance balance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Balance of loans individually evaluated for impairment	$1,141	$-	$1,844	$856	$1,383	$39	$835	$6,098
Balance of loans collectively evaluated for impairment	69,786	3,001	151,274	20,404	247,763	56,446	118,814	667,488
Total period-end balance	$70,927	$3,001	$153,118	$21,260	$249,146	$56,485	$119,649	$673,586
Balance of loans acquired with deteriorated credit quality	$748	$-	$849	$1,070	$-	$-	$42	$2,709

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

As of June 30, 2016 and December 31, 2015, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

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

	June 30, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Construction and development	$1,207	$2,484	$-
1-4 Family	2,146	2,183	-
Commercial real estate	890	905	-
Total mortgage loans on real estate	4,243	5,572	-
Commercial and industrial	1,785	1,805	-
Consumer	225	232	-
Total	6,253	7,609	-

With related allowance recorded:
Commercial and industrial	990	1,000	500
Consumer	713	725	238
Total	1,703	1,725	738

Total loans:
Construction and development	1,207	2,484	-
1-4 Family	2,146	2,183	-
Commercial real estate	890	905	-
Total mortgage loans on real estate	4,243	5,572	-
Commercial and industrial	2,775	2,805	500
Consumer	938	957	238
Total	$7,956	$9,334	$738

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Presented in the tables below is the average recorded investment of the impaired loans and the related amount of interest income recognized during the time within the period that the loans were impaired. The average balances are calculated based on the month-end balances of the loans during the periods reported (dollars in thousands).

	Three months ended June 30,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$1,209	$67	$1,309	$4
1-4 Family	2,037	26	1,305	9
Commercial real estate	712	2	737	2
Total mortgage loans on real estate	3,958	95	3,351	15
Commercial and industrial	1,294	-	93	1
Consumer	246	5	121	8
Total	5,498	100	3,565	24

With related allowance recorded:
Commercial and industrial	662	-	-	-
Consumer	626	2	304	10
Total	1,288	2	304	10

Total loans:
Construction and development	1,209	67	1,309	4
1-4 Family	2,037	26	1,305	9
Commercial real estate	712	2	737	2
Total mortgage loans on real estate	3,958	95	3,351	15
Commercial and industrial	1,956	-	93	1
Consumer	872	7	425	18
Total	$6,786	$102	$3,869	$34

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six months ended June 30,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$1,217	$77	$1,447	$8
1-4 Family	1,870	43	1,290	23
Commercial real estate	669	3	739	2
Total mortgage loans on real estate	3,756	123	3,476	33
Commercial and industrial	654	-	126	2
Consumer	330	7	157	9
Total	4,740	130	3,759	44

With related allowance recorded:
Commercial and industrial	331	-	-	-
Consumer	494	5	240	10
Total	825	5	240	10

Total loans:
Construction and development	1,217	77	1,447	8
1-4 Family	1,870	43	1,290	23
Commercial real estate	669	3	739	2
Total mortgage loans on real estate	3,756	123	3,476	33
Commercial and industrial	985	-	126	2
Consumer	824	12	397	19
Total	$5,565	$135	$3,999	$54

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

Loans classified as TDRs, consisting of twenty-two credits, totaled approximately $2.9 million at June 30, 2016 compared to eleven credits totaling approximately $2.2 million at December 31, 2015. Twenty of the twenty-two TDRs were acquired. Ten of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, nine restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, two restructured loans were considered TDRs due to modification of terms through principal payment forbearance, paying interest only for a specified period of time, as well as adjustments to maturity, and one restructured loan was considered a TDR due to modification of terms through principal payment forbearance only for a specified period of time. At June 30, 2016, two of the TDRs were in default of their modified terms and are included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is evaluated by applying qualitative factors.

As of June 30, 2016 and December 31, 2015, the Company was not committed to lend additional funds to any customer whose loan was classified as a TDR.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the TDR pre- and post-modification outstanding recorded investments by loan categories for loans modified during the six month periods ended June 30, 2016 and 2015 (dollars in thousands).

	June 30, 2016			June 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Construction and development	-	$-	$-	1	$30	$30
1-4 Family	11	789	789	2	892	892
Total		$789	$789		$922	$922

There were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three months ended June 30, 2016 and 2015.

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

Stock Options

The Company uses a Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. Stock option expense in the accompanying consolidated statement of operations for the three and six months ended June 30, 2016 were $49,000 and $92,000, respectively, and $43,000 and $74,000 for the three and six months ended June 30, 2015.

The assumptions presented below were used for the options granted during the six months ended June 30, 2016.

Expected dividends	0.22%
Expected volatility	19.55%
Risk-free interest rate	1.62%
Expected term (in years)	7.0
Weighted-average grant date fair value	$3.44

At June 30, 2016, there was $0.8 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 4 years.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes stock option activity for the periods presented.

	Six months ended June 30,
	2016		2015
	Number	Weighted-Average	Number	Weighted-Average
	of Options	Exercise Price	of Options	Exercise Price

Outstanding at beginning of period	278,352	$14.37	238,811	$13.94
Granted	46,512	14.28	64,333	15.74
Forfeited	-	-	-	-
Exercised	(1,083)	14.00	-	-
Outstanding at end of period	323,781	$14.36	303,144	$14.32
Exercisable at end of period	59,134	$14.23	22,811	$13.33

At June 30, 2016, the shares underlying outstanding stock options and exercisable stock options had aggregate intrinsic values of $0.3 million and $68,000, respectively.

Time Vested Restricted Stock Awards

During the six months ended June 30, 2016 and 2015, the Company issued shares of time vested restricted stock with vesting terms ranging from two to five years. The total share-based compensation expense to be recognized for these awards is determined based on the market price of the Company’s common stock at the grant date applied to the total number of shares awarded and is amortized over the vesting period.

The table below summarizes the time vested restricted stock award activity for the periods presented.

	Six months ended June 30,
	2016		2015
	Shares	Weighted Avg Grant Date Fair Value	Shares	Weighted Avg Grant Date Fair Value

Balance at beginning of period	60,592	$14.85	42,889	$13.96
Granted	54,837	14.67	32,468	15.39
Forfeited	(1,157)	16.32	(1,179)	14.00
Earned and issued	(6,991)	15.68	(606)	14.00
Balance at end of period	107,281	$14.70	73,572	$14.59

At June 30, 2016, there was $1.3 million of unrecognized compensation cost related to time vested restricted stock awards that is expected to be recognized over a weighted average period of 3.6 years.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company currently holds interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 4.1 years. The total notional amount of the derivative contracts is $50.0 million.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three and six months ended June 30, 2016, a loss of $0.2 million and $0.7 million, respectively, has been recognized in other comprehensive income in the accompanying consolidated statements of comprehensive income for the change in fair value of the interest rate swaps. The swap contracts had a negative fair value of $1.6 million as of June 30, 2016 and have been recorded in accrued taxes and other liabilities in the accompanying consolidated balance sheets. The total accumulated loss of $1.0 million included in accumulated other comprehensive loss in the accompanying consolidated balance sheet would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contracts.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Estimated	Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Assets:
Obligations of other U.S. government agencies	$29,906	$-	$29,906	$-
Obligations of state and political subdivisions	29,805	-	10,183	19,622
Corporate bonds	15,582	-	14,964	618
Residential mortgage-backed securities	74,149	-	74,149	-
Commercial mortgage-backed securities	1,289	-	1,289	-
Equity securities	1,110	1,110	-	-
Total assets	$151,841	$1,110	$130,491	$20,240
Liabilities:
Derivative financial instruments	$1,583	$-	$1,583	$-

December 31, 2015
Assets:
Obligations of other U.S. government agencies	$26,473	$-	$26,473	$-
Obligations of state and political subdivisions	21,467	-	11,072	10,395
Corporate bonds	14,824	-	13,688	1,136
Residential mortgage-backed securities	47,526	-	47,526	-
Commercial mortgage-backed securities	1,989	-	1,989	-
Equity securities	1,092	1,092	-	-
Total assets	$113,371	$1,092	$100,748	$11,531
Liabilities:
Derivative financial instruments	$581	$-	$581	$-

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

	Obligations of
	State and Political	Corporate
	Subdivisions	Bonds	Total

Balance at December 31, 2015	$10,395	$1,136	$11,531
Realized gains (losses) included in net income	-	-	-
Unrealized gains (losses) included in other comprehensive income	562	(33)	529
Purchases	8,665	-	8,665
Sales	-	-	-
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	(485)	(485)
Balance at June 30, 2016	$19,622	$618	$20,240

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Estimated	Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Impaired loans	$759	$-	$-	$759
Other real estate owned	9	-	-	9
Total	$768	$-	$-	$768

December 31, 2015
Impaired loans	$335	$-	$-	$335
Other real estate owned	35	-	-	35
Total	$370	$-	$-	$370

There were no liabilities measured on a nonrecurring basis at June 30, 2016 or December 31, 2015.

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	June 30, 2016
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$37,133	$37,133	$37,133	$-	$-
Federal funds sold	1	1	1	-	-
Investment securities	177,497	177,651	1,110	142,431	34,110
Other equity securities	7,371	7,371	-	7,371	-
Loans, net of allowance	810,379	810,842	-	-	810,842
Loans held for sale	46,717	46,717	-	-	46,717

Financial liabilities:
Deposits, noninterest-bearing	$109,828	$109,828	$-	$109,828	$-
Deposits, interest-bearing	757,377	752,050	-	-	752,050
FHLB short-term advances and repurchase agreements	117,659	117,659	-	117,659	-
FHLB long-term advances	4,794	4,873	-	-	4,873
Junior subordinated debt	3,609	3,003	-	-	3,003
Derivative financial instruments	1,583	1,583	-	1,583	-

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Income tax expense	$1,005	$951	$2,011	$1,916
Effective tax rate	33.4%	34.4%	33.5%	33.7%

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

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	June 30, 2016	December 31, 2015
Commitments to extend credit
Loan commitments	$180,850	$149,561
Standby letters of credit	1,001	382

Additionally, at June 30, 2016, the Company had unfunded commitments of $0.9 million for its investment in Small Business Investment Company qualified funds.

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

Overview

Through our wholly-owned subsidiary Investar Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses in our primary areas of operation in South Louisiana: Baton Rouge, New Orleans, Lafayette, Hammond and their surrounding metropolitan areas. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. Our strategy includes organic growth through high quality loans, and growth through acquisitions. We currently operate 10 full service branches. We have completed construction of one new branch in Gonzales, Louisiana in our Baton Rouge market area, expected to open in 2016, and in September 2015, acquired land and a building for an additional branch in our New Orleans market area. We continue to focus on growing our deposit base in our markets. We completed acquisitions in 2011 and 2013 and regularly review acquisition opportunities.

Our principal business is lending to and accepting deposits from individuals and small to medium-sized businesses in our areas of operation. We generate our income principally from interest on loans and, to a lesser extent, our securities investments, as well as from fees charged in connection with our various loan and deposit services and gains on the sale of securities. Our principal expenses are interest expense on interest-bearing customer deposits and borrowings, salaries, employee benefits, occupancy costs, data processing and other operating expenses. We measure our performance through our net interest margin, return on average assets, and return on average equity, among other metrics, while seeking to maintain appropriate regulatory leverage and risk-based capital ratios.

Discussion and Analysis of Financial Condition

For the three months ended June 30, 2016, net income was $2.0 million, or $0.28 per basic and diluted share, compared to net income of $1.8 million, or $0.25 per basic and diluted share for the three months ended June 30, 2015. For the three months ended June 30, 2016, our net interest margin was 3.38%, return on average assets was 0.74% and return on average equity was 7.18%. From December 31, 2015 to June 30, 2016, total loans increased $72.0 million, or 9.7%, and total deposits increased $129.8 million, or 17.6%. As of June 30, 2016, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations.

Loans

General. Loans, excluding loans held for sale, or total loans, constitute our most significant asset, comprising 72.5% and 72.3% of our total assets at June 30, 2016 and December 31, 2015, respectively. Total loans increased $72.0 million, or 9.7%, to $817.5 million at June 30, 2016 from $745.4 million at December 31, 2015. Commercial and industrial loan growth remains a focus and has grown 7.3% from December 31, 2015.

The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands).

	June 30, 2016		December 31, 2015
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Construction and development	$101,080	12.4%	$81,863	11.0%
1-4 Family	166,778	20.4	156,300	21.0
Multifamily	37,300	4.6	29,694	4.0
Farmland	8,343	1.0	2,955	0.4
Commercial real estate
Owner-occupied	151,464	18.5	137,752	18.5
Nonowner-occupied	180,842	22.1	150,831	20.2
Total mortgage loans on real estate	645,807	79.0	559,395	75.1
Commercial and industrial	75,103	9.2	69,961	9.4
Consumer	96,560	11.8	116,085	15.5
Total loans	817,470	100.0%	745,441	100.0%
Loans held for sale	46,717		80,509
Total gross loans	$864,187		$825,950

The following table sets forth loans outstanding at June 30, 2016, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less.

(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$83,768	$7,942	$6,932	$1,930	$508	$101,080
1-4 Family	22,461	31,640	40,611	34,262	37,804	166,778
Multifamily	583	15,226	21,368	123	-	37,300
Farmland	3,477	33	2,834	1,999	-	8,343
Commercial real estate
Owner-occupied	14,368	50,635	47,930	32,775	5,756	151,464
Nonowner-occupied	22,429	78,369	59,979	20,065	-	180,842
Total mortgage loans on real estate	147,086	183,845	179,654	91,154	44,068	645,807
Commercial and industrial	26,091	30,933	15,540	-	2,539	75,103
Consumer	1,795	75,576	18,801	388	-	96,560
Total loans	$174,972	$290,354	$213,995	$91,542	$46,607	$817,470

Loans Held for Sale. Loans held for sale consist of consumer loans and decreased $33.8 million, or 42.0%, to $46.7 million at June 30, 2016 from $80.5 million at December 31, 2015. The decrease in loans held for sale is mainly attributable to the sale of approximately $22.0 million of consumer loans held for sale during the first quarter of 2016 and principal payments on consumer loan balances. Since the Bank discontinued accepting indirect auto loan applications at the end of 2015, which was the primary source of its consumer loan portfolio and loans held for sale, the consumer loan portfolio and loans held for sale are expected to decrease over time. There were no gains on the sale of consumer loans recognized for the three months ended June 30, 2016, compared to $0.8 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, we recognized gains from the sale of consumer loans of $0.3 million, compared to $2.1 million for the six months ended June 30, 2015. The Bank currently has the intent and ability to sell the balance of the consumer loans classified as held for sale at June 30, 2016; however, if this classification were to change, the loans would be transferred to the consumer loan portfolio. To a lesser extent, the decreases in gains on sale of loans is also due to our decision to significantly reduce our mortgage operations. Originations of mortgage loans in the six months ended June 30, 2016 were $0.6 million, compared to $31.3 million in the same period in 2015.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2016 and December 31, 2015, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

We continue to monitor our loan portfolio for exposure to potential negative impacts of low oil and gas prices. We consider our exposure to the energy sector not to be significant, at less than one percent of the total loan portfolio at June 30, 2016. However, should the price of oil and gas decline further and/or remain at the current low price for an extended period, the general economic conditions in our South Louisiana markets could be negatively affected and could negatively impact borrowers’ ability to service their debt.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 15.8% of our total assets and totaled $177.5 million at June 30, 2016, an increase of $37.7 million, or 27.0%, from $139.8 million at December 31, 2015. The increase in investment securities at June 30, 2016 compared to December 31, 2015 resulted from purchases of various investment types in our current portfolio to manage liquidity.

The following table shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	June 30, 2016		December 31, 2015
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. government agencies and corporations	$33,897	19.1%	$30,460	21.8%
Obligations of state and political subdivisions	43,646	24.6	35,515	25.4
Corporate bonds	15,582	8.8	14,824	10.6
Residential mortgage-backed securities	81,973	46.2	55,899	40.0
Commercial mortgage-backed securities	1,289	0.7	1,989	1.4
Equity securities	1,110	0.6	1,092	0.8
Total	$177,497	100.0%	$139,779	100.0%

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

The following table sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio as of June 30, 2016 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of other U.S. government agencies and corporations	$-	-%	$-	-%	$-	-%	$3,991	2.21%
Residential mortgage-backed securities	-	-	-	-	-	-	7,824	2.53
Obligations of states and political subdivisions	655	7.17	2,950	7.17	3,575	7.17	6,661	4.38
Available for sale:
Obligations of other U.S. government agencies and corporations	-	-	1,497	2.52	6,676	2.36	21,206	2.34
Residential mortgage-backed securities	-	-	-	-	4,970	2.16	68,371	2.00
Commercial mortgage-backed securities	-	-	-	-	1,025	2.32	230	1.84
Obligations of states and political subdivisions	864	1.31	2,787	1.99	5,141	2.98	20,270	4.06
Corporate bonds	-	-	5,083	2.04	9,969	3.15	750	2.67
	$1,519		$12,317		$31,356		$129,303

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 35%.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at June 30, 2016 and December 31, 2015 (dollars in thousands).

	June 30, 2016		December 31, 2015
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$109,828	12.7%	$90,447	12.3%
NOW accounts	139,893	16.1	140,503	19.0
Money market deposit accounts	108,552	12.5	96,113	13.0
Savings accounts	52,899	6.1	53,735	7.3
Time deposits	456,033	52.6	356,608	48.4
Total deposits	$867,205	100.0%	$737,406	100.0%

Total deposits were $867.2 million at June 30, 2016, an increase of $129.8 million, or 17.6%, from December 31, 2015. The increase in total deposits was driven by an increase in noninterest-bearing deposits of $19.4 million, or 21.4%, an increase in money market accounts of $12.4 million, or 12.9%, and an increase in time deposits of $99.4 million, or 27.9%, compared to December 31, 2015. The increase in deposits at June 30, 2016 compared to December 31, 2015 resulted from organic growth in all of our markets, and the Company’s focus on relationship banking continues to positively impact noninterest-bearing demand deposit growth.

The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at June 30, 2016 and December 31, 2015 (dollars in thousands).

	June 30, 2016		December 31, 2015
	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Time remaining until maturity:
Three months or less	$14,061	$-	$4,312	$363
Over three months through six months	16,187	571	10,039	-
Over six months through twelve months	58,796	101	12,809	103
Over one year through three years	55,985	1,642	5,272	438
Over three years	6,946	100	1,468	-
	$151,975	$2,414	$33,900	$904

Borrowings

Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bank (“FNBB”) and The Independent Bankers Bank (“TIB”), and junior subordinated debentures. In addition, in June 2016, we entered into a loan agreement with TIB providing for a $20 million secured revolving line of credit maturing June 27, 2018, as further described under the heading Liquidity and Capital Resources. Securities sold under agreements to repurchase decreased $10.2 million to $28.9 million at June 30, 2016 from $39.1 million at December 31, 2015. Our advances from the FHLB were $93.6 million at June 30, 2016, a decrease of $33.9 million, or 26.6%, from FHLB advances of $127.5 million at December 31, 2015. We had no funds drawn on the lines of credit at June 30, 2016 or December 31, 2015. The $3.6 million in junior subordinated debt at June 30, 2016 and December 31, 2015 represents the junior subordinated debentures that we assumed through acquisition.

The average balances and cost of funds of short-term borrowings for the six months ended June 30, 2016 and 2015 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Federal funds purchased and other short-term borrowings	$88,118	$31,980	1.01%	0.17%
Securities sold under agreements to repurchase	29,938	13,165	0.20	0.20
Total short-term borrowings	$118,056	$45,145	0.80%	0.18%

Results of Operations

Performance Summary

Three months ended June 30, 2016 vs. three months ended June 30, 2015. For the three months ended June 30, 2016, net income was $2.0 million, or $0.28 per basic and diluted share, compared to net income of $1.8 million, or $0.25 per basic and diluted share for the three months ended June 30, 2015. Return on average assets decreased to 0.74% for the three months ended June 30, 2016 compared to 0.82% for the three months ended June 30, 2015 primarily due to a $195.0 million increase in average assets. Return on average equity was 7.18% for the three months ended June 30, 2016 compared to 6.82% for the three months ended June 30, 2015.

Six months ended June 30, 2016 vs. six months ended June 30, 2015. For the six months ended June 30, 2016, net income was $4.0 million, or $0.56 per basic share and $0.55 per diluted share, compared to net income of $3.8 million, or $0.52 per basic and diluted share for the six months ended June 30, 2015. Return on average assets decreased to 0.75% for the six months ended June 30, 2016 compared to 0.86% for the six months ended June 30, 2015 primarily due to a $185.4 million increase in average assets. Return on average equity was 7.19% for the six months ended June 30, 2016 compared to 7.17% for the six months ended June 30, 2015.

Net Interest Income and Net Interest Margin

Net interest income, which is the largest component of our earnings, is the difference between interest earned on assets and the cost of interest-bearing liabilities. The primary factors affecting net interest income are the volume, yield and mix of our rate-sensitive assets and liabilities, as well as the amount of our nonperforming loans and the interest rate environment.

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

Three months ended June 30, 2016 vs. three months ended June 30, 2015. Net interest income increased 11.3% to $8.7 million for the three months ended June 30, 2016 compared to $7.8 million for the same period in 2015. The increase in net interest income was a direct result of continued growth of the Company’s loan portfolio with an increase in net interest income of $1.5 million due to an increase in volume offset by a $0.6 million decrease related to a reduction in yield when compared to the second quarter of 2015. For the three months ended June 30, 2016, average loans and average investment securities increased approximately $122.6 million and $58.2 million, respectively, compared to the same period in 2015, while average interest bearing deposits and short- and long-term borrowings increased approximately $122.2 million and $49.7 million, respectively.

Interest income was $10.7 million for the three months ended June 30, 2016 compared to $9.2 million for the same period in 2015. Loan interest income made up substantially all of our interest income for the three months ended June 30, 2016 and 2015. The prolonged low interest rate environment contributed to a lower yield on earning assets, offset by the increases in interest-earning assets, described above. The overall yield on interest-earning assets decreased 19 basis points to 4.18% for the three months ended June 30, 2016 compared to 4.37% for the same period in 2015. The loan portfolio yielded 4.60% for the three months ended June 30, 2016 compared to 4.75% for the three months ended June 30, 2015, while the yield on the investment portfolio was 2.32% for the three months ended June 30, 2016 compared to 2.19% for the three months ended June 30, 2015.

Interest expense was $2.1 million for the three months ended June 30, 2016, an increase of $0.7 million compared to interest expense of $1.4 million for the three months ended June 30, 2015, as a result of an increase in the volume of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $171.9 million for the three months ended June 30, 2016 as compared to the same period in 2015 as a result of our organic deposit growth to fund increased lending activity. The cost of interest-bearing liabilities increased 14 basis points to 0.95% for the three months ended June 30, 2016 compared to 0.81% for the same period in 2015, primarily as a result of an increase in rates offered to our customers for time deposits.

Net interest margin was 3.38% for the three months ended June 30, 2016, down 32 basis points from 3.70% for the three months ended June 30, 2015. The decrease in net interest margin is attributable to the decrease in the overall yield on interest-earning assets and the increase in the cost of interest-bearing liabilities discussed above.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended June 30, 2016 and 2015. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$852,475	$9,781	4.60%	$729,851	$8,646	4.75%
Securities:
Taxable	129,126	732	2.27	77,050	404	2.10
Tax-exempt	25,105	159	2.54	18,948	119	2.52
Interest-earning balances with banks	21,654	47	0.87	17,135	18	0.42
Total interest-earning assets	1,028,360	10,719	4.18	842,984	9,187	4.37
Cash and due from banks	7,647			5,432
Intangible assets	3,258			3,199
Other assets	54,123			45,532
Allowance for loan losses	(6,784)			(5,566)
Total assets	$1,086,604			$891,581

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$247,052	$393	0.64%	$222,130	$353	0.64%
Savings deposits	52,728	88	0.67	53,364	90	0.68
Time deposits	439,898	1,282	1.17	341,948	856	1.00
Total interest-bearing deposits	739,678	1,763	0.96	617,442	1,299	0.84
Short-term borrowings	103,274	229	0.89	36,977	16	0.17
Long-term debt	23,434	69	1.18	40,078	92	0.92
Total interest-bearing liabilities	866,386	2,061	0.95	694,497	1,407	0.81
Noninterest-bearing deposits	95,537			81,709
Other liabilities	12,646			8,792
Stockholders’ equity	112,035			106,583
Total liabilities and stockholders’ equity	$1,086,604			$891,581
Net interest income/net interest margin		$8,658	3.38%		$7,780	3.70%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the three months ended June 30, 2016 compared to the same period in 2015 (dollars in thousands).

	Three months ended June 30, 2016 vs. three months ended June 30, 2015
	Volume	Rate	Net(1)

Interest income:
Loans	$1,453	$(318)	$1,135
Securities:
Taxable	273	55	328
Tax-exempt	39	1	40
Interest-earning balances with banks	5	24	29
Total interest-earning assets	1,770	(238)	1,532

Interest expense:
Interest-bearing demand deposits	40	-	40
Savings deposits	(1)	(1)	(2)
Time deposits	245	181	426
Short-term borrowings	29	184	213
Long-term debt	(38)	15	(23)
Total interest-bearing liabilities	275	379	654
Change in net interest income	$1,495	$(617)	$878

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Six months ended June 30, 2016 vs. six months ended June 30, 2015. Net interest income increased 12.6% to $17.2 million for the six months ended June 30, 2016 from $15.3 million for the same period in 2015. The increase in net interest income was a direct result of continued growth of the Company’s loan portfolio with an increase in net interest income of $2.9 million due to an increase in volume offset by a $1.0 million decrease related to a reduction in yield when compared to the second quarter of 2015. For the six months ended June 30, 2016, average loans and average investment securities increased approximately $120.3 million and $53.2 million, respectively, compared to the same period in 2015, while average interest bearing deposits, and short- and long-term borrowings increased approximately $107.1 million and $57.0 million, respectively.

Interest income was $21.1 million for the six months ended June 30, 2016 compared to $18.0 million for the same period in 2015. Loan interest income made up substantially all of our interest income for the six months ended June 30, 2016 and 2015. The prolonged low interest rate environment contributed to a lower yield on earning assets, offset by the increases in interest-earning assets, described above. The overall yield on interest-earning assets decreased 16 basis points to 4.20% for the six months ended June 30, 2016 compared to 4.36% for the same period in 2015. The loan portfolio yielded 4.59% for the six months ended June 30, 2016 compared to 4.73% for the six months ended June 30, 2015, while the yield on the investment portfolio was 2.42% for the six months ended June 30, 2016 compared to 2.21% for the six months ended June 30, 2015.

Interest expense was $3.9 million for the six months ended June 30, 2016, an increase of $1.2 million compared to interest expense of $2.7 million for the six months ended June 30, 2015, as a result of increases in both the volume and cost of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $164.1 million for the six months ended June 30, 2016 compared to the same period in 2015 as a result of our organic deposit growth and increase in short-term borrowings to fund increased lending activity. The cost of interest-bearing liabilities increased 13 basis points to 0.92% for the six months ended June 30, 2016 compared to 0.79% for the same period in 2015, primarily as a result of the cost of short-term borrowings and an increase in rates offered to our customers for time deposits.

Net interest margin was 3.42% for the six months ended June 30, 2016, down 29 basis points from 3.71% for the six months ended June 30, 2015. The decrease in net interest margin is attributable to the decrease in the overall yield on interest-earning assets and the increase in the cost of interest-bearing liabilities discussed above.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the six months ended June 30, 2016 and 2015. Averages presented in the table below are daily averages (dollars in thousands).

	Six months ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$842,420	$19,266	4.59%	$722,136	$16,944	4.73%
Securities:
Taxable	121,286	1,444	2.39	72,812	770	2.13
Tax-exempt	23,652	303	2.57	18,963	238	2.53
Interest-earning balances with banks	21,210	84	0.79	17,580	35	0.40
Total interest-earning assets	1,008,568	21,097	4.20	831,491	17,987	4.36
Cash and due from banks	7,435			5,560
Intangible assets	3,219			3,204
Other assets	53,123			45,396
Allowance for loan losses	(6,546)			(5,295)
Total assets	$1,065,799			$880,356

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$243,448	$773	0.64%	$213,477	$663	0.63%
Savings deposits	52,936	177	0.67	54,540	184	0.68
Time deposits	411,868	2,328	1.13	333,143	1,644	1.00
Total interest-bearing deposits	708,252	3,278	0.93	601,160	2,491	0.84
Short-term borrowings	118,056	473	0.80	45,145	40	0.18
Long-term debt	25,050	141	1.13	40,929	177	0.87
Total interest-bearing liabilities	851,358	3,892	0.92	687,234	2,708	0.79
Noninterest-bearing deposits	91,428			79,480
Other liabilities	11,559			7,888
Stockholders’ equity	111,454			105,754
Total liabilities and stockholders’ equity	$1,065,799			$880,356
Net interest income/net interest margin		$17,205	3.42%		$15,279	3.71%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the six months ended June 30, 2016 compared to the same period in 2015 (dollars in thousands).

	Six months ended June 30, 2016 vs. six months ended June 30, 2015
	Volume	Rate	Net(1)

Interest income:
Loans	$2,838	$(516)	$2,322
Securities:
Taxable	516	158	674
Tax-exempt	59	6	65
Interest-earning balances with banks	7	42	49
Total interest-earning assets	3,420	(310)	3,110

Interest expense:
Interest-bearing demand deposits	94	16	110
Savings deposits	(5)	(2)	(7)
Time deposits	390	294	684
Short-term borrowings	65	368	433
Long-term debt	(69)	33	(36)
Total interest-bearing liabilities	475	709	1,184
Change in net interest income	$2,945	$(1,019)	$1,926

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Noninterest Income

Noninterest income includes, among other things, fees generated from our deposit services and loans held for sale, servicing fees, and gain on sale of investment securities, fixed assets, other real estate owned and loans. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.

Three months ended June 30, 2016 vs. three months ended June 30, 2015. Total noninterest income increased $0.2 million, or 9.2%, to $2.3 million for the three months ended June 30, 2016 compared to $2.1 million for the three months ended June 30, 2015. The increase in noninterest income is mainly attributable to the $1.3 million increase in the gain on sale of fixed assets recognized for the sale of the land and building of one of the Bank’s branch locations to a healthcare company. The increase in the gain on sale of fixed assets was offset by a $1.1 million decrease in the gain on sale of loans. As discussed in Loans above, the gain on sale of loans decreased due to the Bank’s decision to exit the indirect auto loan origination business at the end of 2015.

Fee income on loans held for sale decreased to $0.1 million for the three months ended June 30, 2016 compared to $0.2 million for the same period in 2015 due to the decrease in originations of loans held for sale, as discussed in Loans above.

Six months ended June 30, 2016 vs. six months ended June 30, 2015. Total noninterest income decreased $1.1 million, or 23.1%, to $3.5 million for the six months ended June 30, 2016 compared to $4.6 million for the six months ended June 30, 2015. The decrease in noninterest income is mainly attributable to the $2.5 million decrease in gain on sale of loans when compared to the six months ended June 30, 2015. As discussed in Loans above, the gain on sale of loans decreased due to the Bank’s decision in November 2015 to exit the indirect auto loan origination business. The decrease in the gain on sale of loans was offset by a $1.3 million increase in the gain on sale of fixed assets recognized for the sale of the land and building of one of the Bank’s branch locations to a healthcare company when compared to the six months ended June 30, 2015.

Fee income on loans held for sale decreased to $0.2 million for the six months ended June 30, 2016 from $0.5 million for the same period in 2015 due to the decrease in originations of consumer loans held for sale, as discussed in Loans above.

Servicing fees, which are fees collected for servicing loans which have been sold and are held in our servicing portfolio, increased $0.2 million, or 37.7%, to $0.9 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase is directly related to the increase in the size of our servicing portfolio.

Other operating income primarily consists of interchange fees, credit card fees, ATM surcharge income, and the net change in the value of bank owned life insurance, among other items. Other operating income was $0.4 million for the six months ended June 30, 2016 compared to $0.3 million for the same period in 2015. The increase is mainly a result of a $0.1 million increase in the value of bank owned life insurance.

Noninterest Expense

Three months ended June 30, 2016 vs. three months ended June 30, 2015. Total noninterest expense was $7.1 million for the three months ended June 30, 2016, an increase of $0.4 million, or 6.3%, compared to the same period in 2015. The increase is primarily due to $0.6 million in customer reimbursements paid to certain borrowers during the three months ended June 30, 2016.

Six months ended June 30, 2016 vs. six months ended June 30, 2015. Total noninterest expense was $13.5 million for the six months ended June 30, 2016, an increase of $0.4 million, or 2.9%, compared to the same period in 2015. The increase is primarily due to $0.6 million in customer reimbursements paid to certain borrowers during the three months ended June 30, 2016.

Although we are focused on growth, both organically and through acquisition, we are committed to managing our costs within the framework of our operating strategy.

Income Tax Expense

Income tax expense for the three months ended June 30, 2016 was $1.0 million, an increase of $54,000, compared to the three months ended June 30, 2015. The effective tax rate for the three months ended June 30, 2016 and 2015 was 33.4% and 34.4%, respectively.

Income tax expense for the six months ended June 30, 2016 was $2.0 million, an increase of $0.1 million, compared to the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 and 2015 was 33.5 % and 33.7%, respectively.

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

At June 30, 2016 and December 31, 2015, there were no loans classified as doubtful or loss, while there were $7.1 million and $6.7 million, respectively, of loans classified as substandard. At June 30, 2016 and December 31, 2015, $2.1 million and $1.4 million, respectively, of loans were classified as special mention. Of our substandard and special mention loans at June 30, 2016 and December 31, 2015, $2.1 million and $1.6 million, respectively, were acquired and marked to fair value at the time of their acquisition.

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

If our collection efforts are unsuccessful, collateral securing loans may be repossessed and sold or, for loans secured by real estate, foreclosure proceedings initiated. The collateral is sold at public auction for fair market value, with fees associated with the foreclosure being deducted from the sales price. The purchase price is applied to the outstanding loan balance. If the loan balance is greater than the sales proceeds, the deficient balance is charged-off.

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $7.1 million at June 30, 2016, up from $6.1 million at December 31, 2015, as we increased our loan loss provisioning to reflect our nonperforming and organic loan growth.

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

Impaired loans at June 30, 2016 were $8.0 million, including impaired loans acquired through acquisition in the amount of $2.2 million, compared to $4.0 million, including impaired loans acquired through acquisition in the amount of $1.5 million, at December 31, 2015. The increase in impaired loans is mainly due to one $2.7 million commercial and industrial loan relationship not related to the oil and gas industry. At June 30, 2016 and December 31, 2015, $0.7 million and $0.2 million, respectively, of the allowance for loan losses was specifically allocated to impaired loans.

The provision for loan losses is a charge to expense in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the three months ended June 30, 2016 and 2015, the provision for loan losses was $0.8 million and $0.4 million, respectively. For the six months ended June 30, 2016 and 2015, the provision for loan losses was $1.3 million and $1.1 million, respectively. The increase over the three-month comparative period can be attributed to the increase in nonperforming loans, specifically the one commercial and industrial loan relationship mentioned above. The increase over the six-month comparative period is primarily due to the overall growth in our loan portfolio.

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

The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	June 30, 2016	December 31, 2015
Construction and development	$779	$644
1-4 Family	1,280	1,213
Multifamily	310	246
Farmland	61	22
Commercial real estate	2,430	2,156
Total mortgage loans on real estate	4,860	4,281
Commercial and industrial	1,028	513
Consumer	1,203	1,334
Total allowance for loan losses	$7,091	$6,128

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Allowance at beginning of period	$6,463	$5,379	$6,128	$4,630
Provision for loan losses	800	400	1,254	1,100
Charge-offs:
Mortgage loans on real estate:
Construction and development	(7)	(4)	(14)	(9)
1-4 Family	-	-	(7)	-
Commercial and industrial	-	-	-	(56)
Consumer	(173)	(92)	(315)	(173)
Total charge-offs	(180)	(96)	(336)	(238)
Recoveries
Mortgage loans on real estate:
Construction and development	3	14	6	15
1-4 Family	1	1	8	4
Commercial real estate	-	-	1	-
Commercial and industrial	-	17	20	197
Consumer	4	13	10	20
Total recoveries	8	45	45	236
Net (charge-offs) recoveries	(172)	(51)	(291)	(2)
Balance at end of period	$7,091	$5,728	$7,091	$5,728

Net charge-offs to:
Loans - average	0.02%	0.00%	0.04%	0.00%
Allowance for loan losses	2.43%	0.89%	4.10%	0.03%
Allowance for loan losses to:
Total loans	0.87%	0.85%	0.87%	0.85%
Nonperforming loans	129.59%	213.20%	129.59%	213.20%

The allowance for loan losses to total loans ratio increased to 0.87% at June 30, 2016 compared to 0.85% at June 30, 2015. The allowance for loan losses to nonperforming loans ratio decreased to 129.59% at June 30, 2016 from 213.20% at June 30, 2015. The decrease in the allowance for loan losses to nonperforming loans ratio is due to a $3.1 million increase in nonperforming loans. Nonperforming loans were $5.5 million, or 0.67% of total loans, at June 30, 2016, compared to $2.4 million, or 0.32% of total loans at December 31, 2015. The increase in nonperforming loans is mainly due to the $2.7 million commercial and industrial loan relationship mentioned above. Management has evaluated this loan relationship, which is well collateralized and specifically reserved, and expects it to be resolved without any additional material impact to the financial statements.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the three and six months ended June 30, 2016 were $0.2 million and $0.3 million, respectively, equal to 0.02% and 0.04%, respectively, of our average loan balance as of that date. Net charge-offs for the three and six months ended June 30, 2015 were $51,000 and $2,000, respectively, equal to 0.00% and 0.00%, respectively, of our average loan balance as of that date.

Management believes the allowance for loan losses at June 30, 2016 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

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

There were twenty-two loans classified as TDRs at June 30, 2016 that totaled approximately $2.9 million, compared to eleven loans totaling approximately $2.2 million at December 31, 2015. Twenty of the twenty-two TDRs were acquired through acquisition. Ten of the restructured loans were considered TDRs due to a modification of terms through adjustments to maturity, nine of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, two of the restructured loans were considered TDRs due to modification of terms through principal payment forbearance, paying interest only for a specified period of time, as well as adjustments to maturity, and one restructured loan was considered a TDR due to modification of terms through principal payment forbearance only for a specified period of time. As of June 30, 2016, two of the restructured loans with a balance of $0.4 million were in default of their modified terms and had been placed on nonaccrual. As of December 31, 2015, three of the restructured loans with a balance of $0.5 million were in default of their modified terms and had been placed on nonaccrual.

The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	June 30, 2016	December 31, 2015
Nonaccrual loans	$5,472	$2,411
Accruing loans past due 90 days or more	-	-
Total nonperforming loans	5,472	2,411
Restructured loans	2,484	1,629
Total nonperforming and restructured loans	$7,956	$4,040
Interest income recognized on nonperforming and restructured loans	$167	$174
Interest income foregone on nonperforming and restructured loans	$169	$252

Of the total nonaccrual loans at June 30, 2016 and December 31, 2015, $1.0 million and $1.1 million, respectively, were acquired through acquisition. Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 0.67% and 0.32% of total loans at June 30, 2016 and December 31, 2015, respectively. Nonperforming loans, other than those acquired through an acquisition and nonperforming acquired loans represented 0.55% and 0.12%, respectively, of total loans at June 30, 2016.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. Other real estate owned with a cost basis of $0.4 million and $0.5 million was sold during the three and six months ended June 30, 2016, respectively, resulting in a net gain of $10,000 and $11,000 for the respective periods. For the three and six months ended June 30, 2015, other real estate owned with a cost basis $0.1 million and $0.6 million was sold resulting in a net gain of $7,000 and $6,000, respectively, for the periods. At  June 30, 2016 and December 31, 2015, $0.3 million and $0.6 million, respectively of our other real estate owned was related to loans acquired through acquisition.

The following table provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	June 30, 2016	December 31, 2015

Construction and development	$279	$616
1-4 Family	-	109
Total other real estate owned	$279	$725

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Balance, beginning of period	$725	$2,735
Transfers from loans	-	319
Transfers from acquired loans	30	45
Sales of other real estate owned	(469)	(556)
Write-downs	(7)	(24)
Balance, end of period	$279	$2,519

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At June 30, 2016, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of June 30, 2016
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+300	(1.3)%
+200	(0.7)%
+100	(0.4)%
-100	4.7%
-200	4.8%
-300	4.8%

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At June 30, 2016 and December 31, 2015, 75% and 69% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At June 30, 2016, securities with a carrying value of $59.7 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $58.8 million in pledged securities as of December 31, 2015.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2016, the balance of our outstanding advances with the FHLB was $93.6 million, a decrease from $127.5 million at December 31, 2015. The total amount of the remaining credit available to us from the FHLB at June 30, 2016 was $275.9 million. Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by U.S. Treasury and agency securities. We had $28.9 million of repurchase agreements outstanding as of June 30, 2016, compared to $39.1 million of outstanding repurchase agreements as of December 31, 2015.  We maintain unsecured lines of credit with other commercial banks totaling $55.0 million. The lines of credit mature at various times within the next twenty-three months. There were no amounts outstanding under these lines of credit at June 30, 2016 or December 31, 2015.

In addition, on June 27, 2016, we entered into a loan agreement (“Agreement”) with TIB providing for a $20 million revolving line of credit maturing June 27, 2018. Borrowings bear interest, payable quarterly, at a fixed rate per annum equal to the U.S. prime rate on June 27, 2016 (3.5%); provided, however, that on June 27, 2017, the rate will be adjusted to a fixed rate of interest equal to the prime rate on such date. The revolving line of credit is secured by a first priority security interest in all of the capital stock of Investar Bank and a security interest in all property of Investar Bank held by the lender. There were no amounts outstanding under the revolving line of credit at June 30, 2016.

The loan agreement for the revolving line of credit contains customary representations, warranties, affirmative covenants and events of default, and also contains a number of negative covenants, including, but not limited to, restrictions on mergers and similar transactions, restrictions on liens, and a prohibition on the payment of dividends or repurchase of stock during an event of default. The agreement also contains financial covenants, including requiring that Investar Bank maintain (i) a Tier 1 Leverage Ratio and a Common Equity Tier 1 Ratio not less than 7.5% at all times, (ii) a Tier 1 Capital Ratio and a Total Capital Ratio not less than 9.5% at all times, (iii) a return on average assets of no less than 0.70% as of the end of each fiscal quarter, annualized on a year-to-date basis, (iv) Classified Assets (as defined in the Agreement) at no more than 35% of Investar Bank’s Tier 1 Capital plus allowance for loan and lease losses, and (v) a total loans to total assets ratio of no more than 85% at all times.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. We do not hold any brokered deposits, as defined for federal regulatory purposes, although we do hold QwikRate® deposits which we obtain via the internet to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At June 30, 2016, we held $127.2 million of QwikRate® deposits, up from $79.3 million at December 31, 2015.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three and six months ended June 30, 2016 and 2015.

	Percentage of Total		Cost of Funds		Percentage of Total		Cost of Funds
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Noninterest-bearing demand deposits	10%	10%	-%	-%	10%	10%	-%	-%
Interest-bearing demand deposits	26	29	0.64	0.64	26	28	0.64	0.63
Savings accounts	5	7	0.67	0.68	5	7	0.67	0.68
Time deposits	46	44	1.17	1.00	44	44	1.13	1.00
Short-term borrowings	11	5	0.89	0.17	12	6	0.80	0.18
Long-term borrowed funds	2	5	1.18	0.92	3	5	1.13	0.87
Total deposits and borrowed funds	100%	100%	0.86%	0.73%	100.0%	100%	0.83%	0.71%

Capital Management. Our primary sources of capital include retained earnings, capital obtained through acquisitions and proceeds from the sale of our capital stock. We are subject to various regulatory capital requirements administered by the Federal Reserve and the FDIC which specify capital tiers, including the following classifications.

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

The Company and the Bank each were in compliance with all regulatory capital requirements as of June 30, 2016 and December 31, 2015. The Bank also was considered “well-capitalized” under the FDIC’s prompt corrective action regulations as of these dates. The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio

June 30, 2016
Investar Holding Corporation:
Tier 1 leverage capital	$113,025	10.46%	$-	-%
Common equity tier 1 capital	109,525	11.11	-	-
Tier 1 capital	113,025	11.47	-	-
Total capital	120,116	12.19	-	-
Investar Bank:
Tier 1 leverage capital	110,778	10.26	53,978	5.00
Common equity tier 1 capital	110,778	11.25	63,985	6.50
Tier 1 capital	110,778	11.25	78,750	8.00
Total capital	117,869	11.97	98,438	10.00

December 31, 2015
Investar Holding Corporation:
Tier 1 leverage capital	$110,574	11.39%	$-	-%
Common equity tier 1 capital	107,074	11.67	-	-
Tier 1 capital	110,574	12.05	-	-
Total capital	116,702	12.72	-	-
Investar Bank:
Tier 1 leverage capital	107,209	11.07	48,436	5.00
Common equity tier 1 capital	107,209	11.71	59,511	6.50
Tier 1 capital	107,209	11.71	73,244	8.00
Total capital	113,337	12.38	91,555	10.00

Off-Balance Sheet Transactions

The Bank entered into interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 4 years. The total notional amount of the derivative contracts is $50.0 million.

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

	June 30, 2016	December 31, 2015
Commitments to extend credit:
Loan commitments	$180,850	$149,561
Standby letters of credit	1,001	382

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at June 30, 2016, the Company had unfunded commitments of $0.9 million for its investment in Small Business Investment Company qualified funds.

For the three months ended June 30, 2016 and for the year ended December 31, 2015, except as disclosed herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

There have been no material changes outside the ordinary course of business in the contractual obligations set forth in the table of contractual obligations as of December 31, 2015 contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2015 are set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2016 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” There have been no material changes in the Company’s market risk since December 31, 2015. Please refer to the information in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management” in this report for additional information about the Company’s market risk for the six months ended June 30, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The table below provides the information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended June 30, 2016.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
April 1, 2016 to April 30, 2016	1,234	$14.91	-	192,450
May 1, 2016 to May 31, 2016	59,238	15.57	59,155	133,295
June 1, 2016 to June 30, 2016	22,968	15.50	22,968	110,327
	83,440	$15.54	82,123	110,327
(1)	Includes 1,317 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.
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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Restated Articles of Incorporation of Investar Holding Corporation(1)

3.2	By-laws of Investar Holding Corporation, as amended(2)

4.1	Specimen Common Stock Certificate(3)

10.1	Loan Agreement, dated as of June 27, 2016, by and between Investar Holding Corporation, as borrower, and TIB – The Independent Bankers Bank, as lender(4)

10.2	Promissory Note, dated as of June 27, 2016, by and between Investar Holding Corporation, as maker, and TIB – The Independent Bankers Bank, as payee(5)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(2)	Filed as exhibit 3.2 to the Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 of the Company filed with the SEC on June 4, 2014 and incorporated herein by reference.
(3)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(4)	Filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on June 30, 2016 and incorporated herein by reference.
(5)	Filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on June 30, 2016 and incorporated herein by reference.

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

INVESTAR HOLDING CORPORATION

Date: August 4, 2016	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2016	/s/ Christopher L. Hufft
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