Form 10-Q
period 2016-09-30
Investar Holding Corp
filed 2016-11-04
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 7,115,186 shares outstanding as of November 1, 2016.

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
•

changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers and including the potential impact on our borrowers of the August 2016 flooding in Baton Rouge and surrounding areas;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and due from banks	$10,172	$6,313
Interest-bearing balances due from other banks	35,811	14,472
Federal funds sold	172	181
Cash and cash equivalents	46,155	20,966

Available for sale securities at fair value (amortized cost of $147,609, and $113,828, respectively)	148,981	113,371
Held to maturity securities at amortized cost (estimated fair value of $21,625 and $26,271, respectively)	21,454	26,408
Loans held for sale	40,553	80,509
Loans, net of allowance for loan losses of $7,383 and $6,128, respectively	839,445	739,313
Other equity securities	7,388	5,835
Bank premises and equipment, net of accumulated depreciation of $6,380 and $5,368, respectively	31,835	30,630
Other real estate owned, net	279	725
Accrued interest receivable	3,081	2,831
Deferred tax asset	1,384	1,915
Goodwill and other intangible assets, net	3,244	3,175
Bank owned life insurance	7,150	3,512
Other assets	3,256	2,365
Total assets	$1,154,205	$1,031,555

LIABILITIES
Deposits:
Noninterest-bearing	$112,414	$90,447
Interest-bearing	794,637	646,959
Total deposits	907,051	737,406
Advances from Federal Home Loan Bank	88,943	127,497
Repurchase agreements	23,554	39,099
Junior subordinated debt	3,609	3,609
Accrued taxes and other liabilities	17,472	14,594
Total liabilities	1,040,629	922,205

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	-	-
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 7,359,665 and 7,305,213 shares issued, and 7,131,186, and 7,264,282 shares outstanding, respectively	7,360	7,305
Treasury stock	(3,526)	(634)
Surplus	85,124	84,692
Retained earnings	24,465	18,650
Accumulated other comprehensive income (loss)	153	(663)
Total stockholders’ equity	113,576	109,350
Total liabilities and stockholders’ equity	$1,154,205	$1,031,555

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$10,011	$8,912	$29,277	$25,856
Interest on investment securities	920	550	2,667	1,558
Other interest income	62	18	146	53
Total interest income	10,993	9,480	32,090	27,467

INTEREST EXPENSE
Interest on deposits	1,934	1,358	5,212	3,849
Interest on borrowings	306	170	920	387
Total interest expense	2,240	1,528	6,132	4,236
Net interest income	8,753	7,952	25,958	23,231

Provision for loan losses	450	400	1,704	1,500
Net interest income after provision for loan losses	8,303	7,552	24,254	21,731

NONINTEREST INCOME
Service charges on deposit accounts	79	95	264	286
Gain on sale of investment securities, net	204	334	428	468
Gain on sale of fixed assets, net	-	-	1,252	-
Gain (loss) on sale of other real estate owned, net	-	(147)	11	(141)
Gain on sale of loans, net	-	1,023	313	3,831
Fee income on loans held for sale, net	118	261	347	771
Servicing fees	392	429	1,291	1,082
Other operating income	236	172	666	476
Total noninterest income	1,029	2,167	4,572	6,773
Income before noninterest expense	9,332	9,719	28,826	28,504

NONINTEREST EXPENSE
Depreciation and amortization	371	362	1,110	1,081
Salaries and employee benefits	3,945	4,161	11,708	12,040
Occupancy	265	217	743	655
Data processing	374	389	1,115	1,099
Marketing	102	35	316	155
Professional fees	312	271	966	770
Customer reimbursements	-	-	584	-
Other operating expenses	1,179	1,578	3,494	4,319
Total noninterest expense	6,548	7,013	20,036	20,119
Income before income tax expense	2,784	2,706	8,790	8,385
Income tax expense	747	850	2,758	2,766
Net income	$2,037	$1,856	$6,032	$5,619

EARNINGS PER SHARE
Basic earnings per share	$0.29	$0.26	$0.85	$0.78
Diluted earnings per share	$0.29	$0.26	$0.84	$0.78
Cash dividends declared per common share	$0.01	$0.01	$0.03	$0.02

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$2,037	$1,856	$6,032	$5,619
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized (loss) gain, available for sale, net of tax (benefit) expense of ($98), $173, $790 and $122, respectively	(182)	323	1,466	227
Reclassification of realized gain, net of tax expense of $71, $117, $150 and $164, respectively	(133)	(218)	(278)	(305)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0, $0, $1, and $1, respectively	-	(1)	(2)	(3)
Fair value of derivative financial instruments:
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax expense (benefit) of $151, ($151), ($199) and ($233), respectively	281	(281)	(370)	(432)
Total other comprehensive income	(34)	(177)	816	(513)
Total comprehensive income	$2,003	$1,679	$6,848	$5,106

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

					Accumulated
					Other	Total
	Common	Treasury		Retained	Comprehensive	Stockholders’
	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance, December 31, 2014	$7,264	$(23)	$84,213	$11,809	$121	$103,384
Surrendered shares	-	(39)	-	-	-	(39)
Shares repurchased	-	(572)	-	-	-	(572)
Options exercised	10	-	125	-	-	135
Dividends declared, $0.02 per share	-	-	-	(232)	-	(232)
Stock-based compensation	31	-	354	-	-	385
Net income	-	-	-	7,073	-	7,073
Other comprehensive loss, net	-	-	-	-	(784)	(784)
Balance, December 31, 2015	$7,305	$(634)	$84,692	$18,650	$(663)	$109,350
Surrendered shares	-	(60)	-	-	-	(60)
Shares repurchased	-	(2,832)	-	-	-	(2,832)
Options exercised	2	-	28	-	-	30
Dividends declared, $0.03 per share	-	-	-	(217)	-	(217)
Stock-based compensation	53	-	404	-	-	457
Net income	-	-	-	6,032	-	6,032
Other comprehensive income, net	-	-	-	-	816	816
Balance, September 30, 2016 (Unaudited)	$7,360	$(3,526)	$85,124	$24,465	$153	$113,576

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	6,032	5,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,110	1,081
Provision for loan losses	1,704	1,500
Amortization of purchase accounting adjustments	(36)	(160)
Provision for other real estate owned	7	54
Net amortization of securities	893	797
Gain on sale of securities, net	(428)	(468)
Gain on sale of fixed assets, net	(1,252)	-
(Gain) loss on sale of other real estate owned, net	(11)	141
FHLB stock dividend	(48)	(10)
Stock-based compensation	457	281
Deferred taxes	92	(433)
Net change in value of bank owned life insurance	(137)	-
Other	-	11
Loans held for sale:
Originations	(495)	(287,512)
Proceeds from sales	23,837	339,086
Gain on sale of loans	(313)	(3,831)
Net change in:
Accrued interest receivable	(250)	(125)
Other assets	(339)	(20)
Accrued taxes and other liabilities	2,232	6,148
Net cash provided by operating activities	33,055	62,159

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	14,416	27,053
Funds invested in securities available for sale	(60,664)	(50,255)
Proceeds from maturities, prepayments and calls of investment securities available for sale	12,058	8,479
Funds invested in securities held to maturity	-	(5,623)
Proceeds from maturities, prepayments and calls of investment securities held to maturity	4,893	582
Proceeds from redemption of other equity securities	-	5,356
Purchase of other equity securities	(1,505)	(4,679)
Net increase in loans	(84,951)	(88,272)
Proceeds from sales of other real estate owned	480	1,726
Proceeds from the sales of fixed assets	2,649	-
Purchases of fixed assets	(3,682)	(2,429)
Acquisition of trademark intangible	(100)	-
Purchase of bank owned life insurance	(3,500)	-
Purchase of other investments	(553)	-
Net cash used in investing activities	(120,459)	(108,062)

Cash flows from financing activities:
Net increase in customer deposits	169,693	102,395
Net (decrease) increase in repurchase agreements	(15,545)	22,356
Net decrease in short-term FHLB advances	(33,780)	(70,639)
Proceeds from long-term FHLB advances	5,000	3,000
Repayment of long-term FHLB advances	(9,774)	(10,246)
Cash dividends paid on common stock	(199)	(162)
Proceeds from stock options exercised	30	135
Payments to repurchase common stock	(2,832)	(572)
Net cash provided by financing activities	112,593	46,267

Net increase in cash and cash equivalents	25,189	364
Cash and cash equivalents, beginning of period	20,966	19,512
Cash and cash equivalents, end of period	$46,155	$19,876

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2016.

Nature of Operations

Investar Holding Corporation, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank (the “Bank”), a Louisiana-chartered bank. The Company’s primary market is South Louisiana. The Company currently operates 10 full service banking offices located throughout its market and had 155 employees at September 30, 2016.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

FASB ASC Topic 230 “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments” Update No. 2016-15. The Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-15 in August 2016. The amendments in the Update address eight specific cash flow issues with the objective of reducing the existing diversity in practice, as the issues are either unclear or do not have specific guidance under current GAAP. ASU 2016-15 will be effective on January 1, 2018. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except share data).

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net income available to common shareholders	$2,037	$1,856	$6,032	$5,619
Weighted average number of common shares outstanding used in computation of basic earnings per common share	7,059,953	7,217,006	7,137,398	7,218,603
Effect of dilutive securities:
Restricted stock	15,546	9,326	8,991	4,812
Stock options	15,369	13,980	14,920	12,385
Stock warrants	11,575	12,269	11,360	11,284
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	7,102,443	7,252,581	7,172,669	7,247,084
Basic earnings per share	$0.29	$0.26	$0.85	$0.78
Diluted earnings per share	$0.29	$0.26	$0.84	$0.78

NOTE 3. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as available for sale are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2016	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$24,909	$377	$(15)	$25,271
Obligations of state and political subdivisions	29,473	531	(80)	29,924
Corporate bonds	16,049	96	(286)	15,859
Residential mortgage-backed securities	75,133	838	(54)	75,917
Commercial mortgage-backed securities	1,249	26	(2)	1,273
Equity securities	796	-	(59)	737
Total	$147,609	$1,868	$(496)	$148,981

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$26,502	$73	$(102)	$26,473
Obligations of state and political subdivisions	21,365	125	(23)	21,467
Corporate bonds	15,069	1	(246)	14,824
Residential mortgage-backed securities	47,703	72	(249)	47,526
Commercial mortgage-backed securities	2,005	-	(16)	1,989
Equity securities	1,184	8	(100)	1,092
Total	$113,828	$279	$(736)	$113,371

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and approximate fair value of investment securities classified as held to maturity are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2016	Cost	Gains	Losses	Value
Residential mortgage-backed securities	$7,718	$146	$-	$7,864
Obligations of state and political subdivisions	13,736	25	-	13,761
Total	$21,454	$171	$-	$21,625

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$3,987	$-	$(64)	$3,923
Residential mortgage-backed securities	8,373	5	(91)	8,287
Obligations of state and political subdivisions	14,048	18	(5)	14,061
Total	$26,408	$23	$(160)	$26,271

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of September 30, 2016 or December 31, 2015.

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

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
September 30, 2016	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	4	$1,915	$(9)	$548	$(6)	$2,463	$(15)
Obligations of state and political subdivisions	7	10,840	(80)	-	-	10,840	(80)
Corporate bonds	23	2,700	(65)	6,764	(221)	9,464	(286)
Residential mortgage-backed securities	27	10,588	(44)	1,556	(10)	12,144	(54)
Commercial mortgage-backed securities	1	233	(2)	-	-	233	(2)
Equity securities	6	62	(17)	670	(42)	732	(59)
Total	68	$26,338	$(217)	$9,538	$(279)	$35,876	$(496)

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
December 31, 2015	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	28	$14,792	$(93)	$592	$(9)	$15,384	$(102)
Obligations of state and political subdivisions	14	2,312	(11)	1,322	(12)	3,634	(23)
Corporate bonds	29	10,888	(222)	1,225	(24)	12,113	(246)
Residential mortgage-backed securities	62	31,836	(245)	326	(4)	32,162	(249)
Commercial mortgage-backed securities	3	1,989	(16)	-	-	1,989	(16)
Equity securities	8	517	(79)	485	(21)	1,002	(100)
Total	144	$62,334	$(666)	$3,950	$(70)	$66,284	$(736)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents, by type and number of securities, the age of gross unrealized losses and approximate fair value by investment category for securities held to maturity as of December 31, 2015 (dollars in thousands). There were no held to maturity securities with gross unrealized losses at September 30, 2016.

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

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and the Company does not intend to sell the securities. Furthermore, it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2016 or December 31, 2015.

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

	Securities Available for Sale			Securities Held to Maturity
	Weighted			Weighted
	Average T.E.	Amortized	Fair	Average T.E.	Amortized	Fair
September 30, 2016	Yield	Cost	Value	Yield	Cost	Value
Due within one year	1.31%	$859	$858	7.17%	$655	$657
Due after one year through five years	2.17	10,132	10,154	7.17	2,950	2,957
Due after five years through ten years	2.79	25,354	25,447	7.17	3,575	3,583
Due after ten years	2.43	110,468	111,785	3.41	14,274	14,428
Total debt securities		$146,813	$148,244		$21,454	$21,625

	Securities Available for Sale			Securities Held to Maturity
	Weighted			Weighted
	Average T.E.	Amortized	Fair	Average T.E.	Amortized	Fair
December 31, 2015	Yield	Cost	Value	Yield	Cost	Value
Due within one year	-%	$-	$-	7.17%	$655	$657
Due after one year through five years	2.01	9,979	9,984	7.17	2,950	2,958
Due after five years through ten years	2.81	23,662	23,494	7.17	3,575	3,584
Due after ten years	2.63	79,003	78,801	3.17	19,228	19,072
Total debt securities		$112,644	$112,279		$26,408	$26,271

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. LOANS

The Company’s loan portfolio, excluding loans held for sale, consists of the following categories of loans as of the dates presented (dollars in thousands).

	September 30, 2016	December 31, 2015
Construction and development	$92,355	$81,863
1-4 Family	175,392	156,300
Multifamily	42,560	29,694
Farmland	8,281	2,955
Commercial real estate	365,222	288,583
Total mortgage loans on real estate	683,810	559,395
Commercial and industrial	77,312	69,961
Consumer	85,706	116,085
Total loans	$846,828	$745,441

The table below provides an analysis of the aging of loans as of the dates presented (dollars in thousands).

	September 30, 2016
	Past Due and Accruing
					Total Past
			90 or more		Due &
	30-59 days	60-89 days	days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$86	$20	$-	$480	$586	$91,769	$92,355
1-4 Family	-	-	-	148	148	175,244	175,392
Multifamily	-	-	-	-	-	42,560	42,560
Farmland	-	-	-	-	-	8,281	8,281
Commercial real estate	-	-	-	4,321	4,321	360,901	365,222
Total mortgage loans on real estate	86	20	-	4,949	5,055	678,755	683,810
Commercial and industrial	76	-	-	3,063	3,139	74,173	77,312
Consumer	438	106	1	943	1,488	84,218	85,706
Total loans	$600	$126	$1	$8,955	$9,682	$837,146	$846,828

	December 31, 2015
	Past Due and Accruing
					Total Past
			90 or more		Due &
	30-59 days	60-89 days	days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$129	$-	$-	$1,061	$1,190	$80,673	$81,863
1-4 Family	222	-	-	538	760	155,540	156,300
Multifamily	-	-	-	-	-	29,694	29,694
Farmland	-	-	-	-	-	2,955	2,955
Commercial real estate	-	-	-	97	97	288,486	288,583
Total mortgage loans on real estate	351	-	-	1,696	2,047	557,348	559,395
Commercial and industrial	26	1,779	-	-	1,805	68,156	69,961
Consumer	292	179	-	715	1,186	114,899	116,085
Total loans	$669	$1,958	$-	$2,411	$5,038	$740,403	$745,441

The balance of total loans at September 30, 2016 in the table above includes approximately $30.9 million of loans acquired in acquisitions (“acquired loans”) that were recorded at fair value as of the acquisition dates. Included in the acquired loan balances as of September 30, 2016 were approximately $0.6 million in nonaccrual loans.

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

The table below presents the Company’s loan portfolio by category and credit quality indicator as of the dates presented (dollars in thousands).

	September 30, 2016
		Special
	Pass	Mention	Substandard	Total
Construction and development	$91,293	$538	$524	$92,355
1-4 Family	174,575	-	817	175,392
Multifamily	42,560	-	-	42,560
Farmland	8,281	-	-	8,281
Commercial real estate	359,812	572	4,838	365,222
Total mortgage loans on real estate	676,521	1,110	6,179	683,810
Commercial and industrial	73,251	970	3,091	77,312
Consumer	84,256	507	943	85,706
Total loans	$834,028	$2,587	$10,213	$846,828

	December 31, 2015
		Special
	Pass	Mention	Substandard	Total
Construction and development	$80,759	$15	$1,089	$81,863
1-4 Family	154,741	719	840	156,300
Multifamily	29,694	-	-	29,694
Farmland	2,955	-	-	2,955
Commercial real estate	287,853	-	730	288,583
Total mortgage loans on real estate	556,002	734	2,659	559,395
Commercial and industrial	66,694	-	3,267	69,961
Consumer	114,684	647	754	116,085
Total loans	$737,380	$1,381	$6,680	$745,441

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company had no loans that were classified as doubtful or loss as of September 30, 2016 or December 31, 2015.

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balances of the participations and whole loans sold were $298.5 million and $383.7 million as of September 30, 2016 and December 31, 2015, respectively. The unpaid principal balances of these loans were approximately $340.6 million and $426.9 million as of September 30, 2016 and December 31, 2015, respectively.

In the ordinary course of business, the Company makes loans to its executive officers, principal stockholders, directors and to companies in which these individuals are principal owners. Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to approximately $20.0 million and $18.0 million as of September 30, 2016 and December 31, 2015, respectively. These loans are all current and performing according to the original terms. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company or the Bank and did not involve more than normal risk of collectability or present other unfavorable features.

The table below shows the aggregate amount of loans to such related parties as of the dates presented (dollars in thousands).

	September 30, 2016	December 31, 2015
Balance, beginning of period	$17,992	$14,631
New loans	4,526	6,600
Repayments and changes in relationship	(2,631)	(3,239)
Balance, end of period	$19,887	$17,992

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

Acquired
Impaired
Carrying value, net at December 31, 2014	$2,778
Accretion to interest income	140
Net transfers from (to) nonaccretable difference to (from) accretable yield	110
Payments received, net	(232)
Charge-offs	(61)
Transfers to other real estate owned	(45)
Carrying value, net at December 31, 2015	$2,690
Accretion to interest income	94
Net transfers from (to) nonaccretable difference to (from) accretable yield	1
Payments received, net	(439)
Charge-offs	(72)
Carrying value, net at September 30, 2016	$2,274

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below shows the changes in the accretable yield on acquired impaired loans for the periods presented (dollars in thousands).

Acquired
Impaired
Balance, period ended December 31, 2014	$425
Net transfers from (to) nonaccretable difference to (from) accretable yield	110
Accretion to interest income	(140)
Balance, period ended December 31, 2015	$395
Net transfers from (to) nonaccretable difference to (from) accretable yield	1
Accretion to interest income	(94)
Balance, period ended September 30, 2016	$302

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The table below shows a summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$7,091	$5,728	$6,128	$4,630
Provision for loan losses	450	400	1,704	1,500
Loans charged off	(173)	(229)	(509)	(467)
Recoveries	15	12	60	248
Balance, end of period	$7,383	$5,911	$7,383	$5,911

The following tables outline the activity in the allowance for loan losses by collateral type for the three and nine months ended September 30,  2016 and 2015, and show both the allowances and portfolio balances for loans individually and collectively evaluated for impairment as of September 30, 2016 and 2015 (dollars in thousands).

	Three months ended September 30, 2016
	Construction &		1-4		Commercial	Commercial &
	Development	Farmland	Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$779	$61	$1,280	$310	$2,430	$1,028	$1,203	7,091
Provision	(48)	-	64	43	613	(336)	114	450
Charge-offs	-	-	-	-	-	-	(173)	(173)
Recoveries	4	-	3	-	-	-	8	15
Ending balance	$735	$61	$1,347	$353	$3,043	$692	$1,152	$7,383

	Three months ended September 30, 2015
	Construction &		1-4		Commercial	Commercial &
	Development	Farmland	Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$636	$21	$1,118	$180	$2,142	$392	$1,239	5,728
Provision	22	1	138	33	(112)	103	215	400
Charge-offs	(5)	-	(60)	-	-	(2)	(162)	(229)
Recoveries	6	-	2	-	-	-	4	12
Ending balance	$659	$22	$1,198	$213	$2,030	$493	$1,296	$5,911

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine months ended September 30, 2016
	Construction &		1-4		Commercial	Commercial &
	Development	Farmland	Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$644	$22	$1,213	$246	$2,156	$513	$1,334	6,128
Provision	95	39	130	107	886	159	288	1,704
Charge-offs	(14)	-	(7)	-	-	-	(488)	(509)
Recoveries	10	-	11	-	1	20	18	60
Ending balance	$735	$61	$1,347	$353	$3,043	$692	$1,152	$7,383
Ending allowance balance for loans individually evaluated for impairment	-	-	-	-	331	149	267	747
Ending allowance balance for loans collectively evaluated for impairment	$735	$61	$1,347	$353	$2,712	$543	$885	$6,636
Ending allowance balance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Balance of loans individually evaluated for impairment	$649	$-	$1,975	$-	$4,931	$3,063	$942	$11,560
Balance of loans collectively evaluated for impairment	91,706	8,281	173,417	42,560	360,291	74,249	84,764	835,268
Total period-end balance	$92,355	$8,281	$175,392	$42,560	$365,222	$77,312	$85,706	$846,828
Balance of loans acquired with deteriorated credit quality	$677	$-	$564	$1,033	$-	$-	$-	$2,274

	Nine months ended September 30, 2015
	Construction &		1-4		Commercial	Commercial &
	Development	Farmland	Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$526	$18	$909	$137	$1,571	$390	$1,079	$4,630
Provision	126	4	343	76	459	(36)	528	1,500
Charge-offs	(14)	-	(60)	-	-	(58)	(335)	(467)
Recoveries	21	-	6	-	-	197	24	248
Ending balance	$659	$22	$1,198	$213	$2,030	$493	$1,296	$5,911
Ending allowance balance for loans individually evaluated for impairment	-	-	-	-	-	-	126	126
Ending allowance balance for loans collectively evaluated for impairment	$659	$22	$1,198	$213	$2,030	$493	$1,170	$5,785
Ending allowance balance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Balance of loans individually evaluated for impairment	$1,118	$-	$2,013	$858	$1,381	$-	$960	$6,330
Balance of loans collectively evaluated for impairment	78,678	3,009	152,264	23,626	257,593	67,671	121,390	704,231
Total period-end balance	$79,796	$3,009	$154,277	$24,484	$258,974	$67,671	$122,350	$710,561
Balance of loans acquired with deteriorated credit quality	$743	$-	$854	$1,069	$-	$-	$41	$2,707

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

As of September 30, 2016 and December 31, 2015, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.

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

	September 30, 2016
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Construction and development	$649	$664	$-
1-4 Family	1,975	2,020	-
Commercial real estate	610	625	-
Total mortgage loans on real estate	3,234	3,309	-
Commercial and industrial	1,653	1,699	-
Consumer	175	186	-
Total	5,062	5,194	-

With related allowance recorded:
Commercial real estate	4,321	4,321	331
Total mortgage loans on real estate	4,321	4,321	331
Commercial and industrial	1,410	1,432	149
Consumer	767	777	267
Total	6,498	6,530	747

Total loans:
Construction and development	649	664	-
1-4 Family	1,975	2,020	-
Commercial real estate	4,931	4,946	331
Total mortgage loans on real estate	7,555	7,630	331
Commercial and industrial	3,063	3,131	149
Consumer	942	963	267
Total	$11,560	$11,724	$747

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

	Three months ended September 30,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$1,014	$3	$1,259	$5
1-4 Family	2,082	8	2,073	11
Commercial real estate	702	2	1,266	2
Total mortgage loans on real estate	3,798	13	4,598	18
Commercial and industrial	1,692	-	13	43
Consumer	269	2	199	10
Total	5,759	15	4,810	71

With related allowance recorded:
Commercial real estate	1,440	-	-	-
Total mortgage loans on real estate	1,440	-	-	-
Commercial and industrial	1,126	-	-	-
Consumer	668	-	280	5
Total	3,234	-	280	5

Total loans:
Construction and development	1,014	3	1,259	5
1-4 Family	2,082	8	2,073	11
Commercial real estate	2,142	2	1,266	2
Total mortgage loans on real estate	5,238	13	4,598	18
Commercial and industrial	2,818	-	13	43
Consumer	937	2	479	15
Total	$8,993	$15	$5,090	$76

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine months ended September 30,
	2016		2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$1,150	$80	$1,384	$13
1-4 Family	1,940	51	1,551	34
Commercial real estate	680	5	915	4
Total mortgage loans on real estate	3,770	136	3,850	51
Commercial and industrial	1,000	-	88	45
Consumer	396	9	223	19
Total	5,166	145	4,161	115

With related allowance recorded:
Commercial real estate	480	-	-	-
Total mortgage loans on real estate	480	-	-	-
Commercial and industrial	596	-	-	-
Consumer	466	5	202	15
Total	1,542	5	202	15

Total loans:
Construction and development	1,150	80	1,384	13
1-4 Family	1,940	51	1,551	34
Commercial real estate	1,160	5	915	4
Total mortgage loans on real estate	4,250	136	3,850	51
Commercial and industrial	1,596	-	88	45
Consumer	862	14	425	34
Total	$6,708	$150	$4,363	$130

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

Loans classified as TDRs, consisting of twenty credits, totaled approximately $2.7 million at September 30, 2016 compared to eleven credits totaling approximately $2.2 million at December 31, 2015. Eighteen of the twenty TDRs were acquired. Nine of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, nine restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, one restructured loan was considered a TDR due to modification of terms through principal payment forbearance, paying interest only for a specified period of time, as well as adjustments to maturity, and one restructured loan was considered a TDR due to modification of terms through principal payment forbearance only for a specified period of time. At September 30, 2016, one of the TDRs was in default of its modified terms and is included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is evaluated by applying qualitative factors.

As of September 30, 2016 and December 31, 2015, the Company was not committed to lend additional funds to any customer whose loan was classified as a TDR.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the TDR pre- and post-modification outstanding recorded investments by loan categories for loans modified during the nine month periods ended September 30, 2016 and 2015 (dollars in thousands).

	September 30, 2016			September 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Construction and development	-	$-	$-	1	$29	$29
1-4 Family	10	632	632	3	1,006	1,006
Commercial and industrial	-	-	-	1	533	533
Total		$632	$632		$1,568	$1,568

There were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three months ended September 30, 2016 and 2015.

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

Stock Options

The Company uses a Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. Stock option expense in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2016 was $48,000 and $0.1 million, respectively, and $42,000 and $0.1 million for the three and nine months ended September 30, 2015, respectively.

The assumptions presented below were used for the options granted during the nine months ended September 30, 2016.

Expected dividends	0.22%
Expected volatility	19.55%
Risk-free interest rate	1.62%
Expected term (in years)	7.0
Weighted-average grant date fair value	$3.44

At September 30, 2016, there was $0.8 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 3.8 years.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes stock option activity for the periods presented.

	Nine months ended September 30,
	2016		2015
	Number	Weighted-Average	Number	Weighted-Average
	of Options	Exercise Price	of Options	Exercise Price

Outstanding at beginning of period	278,352	$14.37	238,811	$13.94
Granted	46,512	14.28	64,333	15.74
Forfeited	-	-	(14,667)	14.00
Exercised	(2,166)	14.00	(10,125)	13.33
Outstanding at end of period	322,698	$14.36	278,352	$14.37
Exercisable at end of period	91,383	$14.15	47,351	$13.82

At September 30, 2016, the shares underlying outstanding stock options and exercisable stock options had aggregate intrinsic values of $0.3 million and $0.1 million, respectively.

Time Vested Restricted Stock Awards

During the nine months ended September 30, 2016 and 2015, the Company issued shares of time vested restricted stock with vesting terms ranging from two to five years. The total share-based compensation expense to be recognized for these awards is determined based on the market price of the Company’s common stock at the grant date applied to the total number of shares awarded and is amortized over the vesting period.

The table below summarizes the time vested restricted stock award activity for the periods presented.

	Nine months ended September 30,
	2016		2015
	Shares	Weighted Avg Grant Date Fair Value	Shares	Weighted Avg Grant Date Fair Value

Balance at beginning of period	60,592	$14.85	42,889	$13.96
Granted	54,837	14.67	33,757	15.40
Forfeited	(2,550)	15.25	(2,670)	14.19
Earned and issued	(15,255)	14.80	(9,638)	14.01
Balance at end of period	97,624	$14.76	64,338	$14.71

At September 30, 2016, there was $1.2 million of unrecognized compensation cost related to time vested restricted stock awards that is expected to be recognized over a weighted average period of 3.5 years.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

The Company currently holds interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 3.9 years. The total notional amount of the derivative contracts is $50.0 million.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three and nine months ended September 30, 2016, a gain of $0.3 million and a loss of $0.4 million, respectively, have been recognized in other comprehensive income in the accompanying consolidated statements of comprehensive income for the change in fair value of the interest rate swaps. The swap contracts had an aggregate negative fair value of $1.2 million as of September 30, 2016 and have been recorded in accrued taxes and other liabilities in the accompanying consolidated balance sheets. The total accumulated loss of $0.7 million included in accumulated other comprehensive loss in the accompanying consolidated balance sheet would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contracts.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Estimated	Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Assets:
Obligations of other U.S. government agencies	$25,271	$-	$25,271	$-
Obligations of state and political subdivisions	29,924	-	10,145	19,779
Corporate bonds	15,859	-	15,235	624
Residential mortgage-backed securities	75,917	-	75,917	-
Commercial mortgage-backed securities	1,273	-	1,273	-
Equity securities	737	737	-	-
Total assets	$148,981	$737	$127,841	$20,403
Liabilities:
Derivative financial instruments	$1,151	$-	$1,151	$-

December 31, 2015
Assets:
Obligations of other U.S. government agencies	$26,473	$-	$26,473	$-
Obligations of state and political subdivisions	21,467	-	11,072	10,395
Corporate bonds	14,824	-	13,688	1,136
Residential mortgage-backed securities	47,526	-	47,526	-
Commercial mortgage-backed securities	1,989	-	1,989	-
Equity securities	1,092	1,092	-	-
Total assets	$113,371	$1,092	$100,748	$11,531
Liabilities:
Derivative financial instruments	$581	$-	$581	$-

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

	Obligations of
	State and Political	Corporate
	Subdivisions	Bonds	Total

Balance at December 31, 2015	$10,395	$1,136	$11,531
Realized gains (losses) included in net income	-	-	-
Unrealized gains (losses) included in other comprehensive income	319	(27)	292
Purchases	9,065	-	9,065
Sales	-	-	-
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	(485)	(485)
Balance at September 30, 2016	$19,779	$624	$20,403

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Estimated	Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Impaired loans	$5,678	$-	$-	$5,678
Other real estate owned	9	-	-	9
Total	$5,687	$-	$-	$5,687

December 31, 2015
Impaired loans	$335	$-	$-	$335
Other real estate owned	35	-	-	35
Total	$370	$-	$-	$370

There were no liabilities measured on a nonrecurring basis at September 30, 2016 or December 31, 2015.

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	September 30, 2016
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$45,983	$45,983	$45,983	$-	$-
Federal funds sold	172	172	172	-	-
Investment securities	170,435	170,606	737	135,705	34,164
Other equity securities	7,388	7,388	-	7,388	-
Loans, net of allowance	839,445	842,360	-	-	842,360
Loans held for sale	40,553	40,553	-	-	40,553

Financial liabilities:
Deposits, noninterest-bearing	$112,414	$112,414	$-	$112,414	$-
Deposits, interest-bearing	794,637	788,241	-	-	788,241
FHLB short-term advances and repurchase agreements	103,297	103,297	-	103,297	-
FHLB long-term advances	9,200	9,284	-	-	9,284
Junior subordinated debt	3,609	3,020	-	-	3,020
Derivative financial instruments	1,151	1,151	-	1,151	-

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Income tax expense	$747	$850	$2,758	$2,766
Effective tax rate	26.8%	31.4%	31.4%	33.0%

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

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	September 30, 2016	December 31, 2015
Commitments to extend credit
Loan commitments	$162,212	$149,561
Standby letters of credit	1,033	382

Additionally, at September 30, 2016, the Company had unfunded commitments of $0.9 million for its investment in Small Business Investment Company qualified funds.

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

Overview

Through our wholly-owned subsidiary Investar Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses in our primary areas of operation in South Louisiana: Baton Rouge, New Orleans, Lafayette, Hammond and their surrounding metropolitan areas. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. Our strategy includes organic growth through high quality loans, and growth through acquisitions. We currently operate 10 full service branches. We have completed construction of one new branch in Gonzales, Louisiana in our Baton Rouge market area, expected to open in 2017, and in September 2015, acquired land and a building for an additional branch in our New Orleans market area. We continue to focus on growing our deposit base in our markets. We completed acquisitions in 2011 and 2013 and regularly review acquisition opportunities.

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

Discussion and Analysis of Financial Condition

For the three months ended September 30, 2016, net income was $2.0 million, or $0.29 per basic and diluted share, compared to net income of $1.8 million, or $0.26 per basic and diluted share for the three months ended September 30, 2015. For the three months ended September 30, 2016, our net interest margin was 3.23%, return on average assets was 0.71%, and return on average equity was 7.15%. From December 31, 2015 to September 30, 2016, total loans increased $101.4 million, or 13.6%, and total deposits increased $169.4 million, or 23.0%. As of September 30, 2016, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations.

Loans

General. Loans, excluding loans held for sale, or total loans, constitute our most significant asset, comprising 73.4% and 72.3% of our total assets at September 30, 2016 and December 31, 2015, respectively. Total loans increased $101.4 million, or 13.6%, to $846.8 million at September 30, 2016 compared to $745.4 million at December 31, 2015 as a result of organic growth in our business.

The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands).

	September 30, 2016		December 31, 2015
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Construction and development	$92,355	10.9%	$81,863	11.0%
1-4 Family	175,392	20.7	156,300	21.0
Multifamily	42,560	5.0	29,694	4.0
Farmland	8,281	1.0	2,955	0.4
Commercial real estate
Owner-occupied	172,952	20.5	137,752	18.5
Nonowner-occupied	192,270	22.7	150,831	20.2
Total mortgage loans on real estate	683,810	80.8	559,395	75.1
Commercial and industrial	77,312	9.1	69,961	9.4
Consumer	85,706	10.1	116,085	15.5
Total loans	846,828	100.0%	745,441	100.0%
Loans held for sale	40,553		80,509
Total gross loans	$887,381		$825,950

The following table sets forth loans outstanding at September 30, 2016, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less.

(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$74,443	$9,023	$6,671	$1,720	$498	$92,355
1-4 Family	23,728	36,811	41,444	32,161	41,248	175,392
Multifamily	676	16,947	23,215	122	1,600	42,560
Farmland	3,477	33	2,800	1,971	-	8,281
Commercial real estate
Owner-occupied	13,812	46,019	66,683	36,457	9,981	172,952
Nonowner-occupied	21,098	92,068	59,856	19,248	-	192,270
Total mortgage loans on real estate	137,234	200,901	200,669	91,679	53,327	683,810
Commercial and industrial	29,716	31,408	15,599	-	589	77,312
Consumer	1,853	68,054	15,299	383	117	85,706
Total loans	$168,803	$300,363	$231,567	$92,062	$54,033	$846,828

Loans Held for Sale. Loans held for sale consist of consumer loans and decreased $39.9 million, or 49.6%, to $40.6 million at September 30, 2016 from $80.5 million at December 31, 2015. The decrease in loans held for sale is mainly attributable to the sale of approximately $22.0 million of consumer loans held for sale during the first quarter of 2016 and principal payments on consumer loan balances. Since the Bank discontinued accepting indirect auto loan applications at the end of 2015, which was the primary source of its consumer loan portfolio and loans held for sale, the consumer loan portfolio and loans held for sale are expected to decrease over time. There were no gains on the sale of consumer loans recognized for the three months ended September 30, 2016, compared to $0.7 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, we recognized gains from the sale of consumer loans of $0.3 million, compared to $2.8 million for the nine months ended September 30, 2015. The Bank currently has the intent and ability to sell the balance of the consumer loans classified as held for sale at September 30, 2016; however, if this classification were to change, the loans would be transferred to the consumer loan portfolio. To a lesser extent, the decreases in gains on sale of loans is also due to our decision to significantly reduce our mortgage operations. Originations of mortgage loans in the nine months ended September 30, 2016 were $0.6 million, compared to $40.7 million in the same period in 2015.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2016 and December 31, 2015, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

We continue to monitor our loan portfolio for exposure to potential negative impacts of low oil and gas prices. We consider our exposure to the energy sector not to be significant, at less than one percent of the total loan portfolio at September 30, 2016. However, should the price of oil and gas decline further and/or remain at the current low price for an extended period, the general economic conditions in our South Louisiana markets could be negatively affected and could negatively impact borrowers’ ability to service their debt.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 14.8% of our total assets and totaled $170.4 million at September 30, 2016, an increase of $30.6 million, or 21.9%, from $139.8 million at December 31, 2015. The increase in investment securities at September 30, 2016 compared to December 31, 2015 resulted from purchases of various investment types in our current portfolio to manage liquidity.

The following table shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	September 30, 2016		December 31, 2015
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. government agencies and corporations	$25,271	14.8%	$30,460	21.8%
Obligations of state and political subdivisions	43,660	25.6	35,515	25.4
Corporate bonds	15,859	9.3	14,824	10.6
Residential mortgage-backed securities	83,635	49.1	55,899	40.0
Commercial mortgage-backed securities	1,273	0.8	1,989	1.4
Equity securities	737	0.4	1,092	0.8
Total	$170,435	100.0%	$139,779	100.0%

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

The following table sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio as of September 30, 2016 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of states and political subdivisions	$655	7.17%	$2,950	7.17%	$3,575	7.17%	$6,556	4.38%
Residential mortgage-backed securities	-	-	-	-	-	-	7,718	2.58
Available for sale:
Obligations of other U.S. government agencies and corporations	-	-	1,351	2.61	4,253	2.46	19,305	2.27
Obligations of states and political subdivisions	859	1.31	3,102	2.07	5,122	2.98	20,390	4.06
Corporate bonds	-	-	5,679	2.12	10,120	3.15	250	4.00
Residential mortgage-backed securities	-	-	-	-	4,610	2.25	70,523	2.00
Commercial mortgage-backed securities	-	-	-	-	1,249	2.23	-	-
	$1,514		$13,082		$28,929		$124,742

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 35%.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at September 30, 2016 and December 31, 2015 (dollars in thousands).

	September 30, 2016		December 31, 2015
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$112,414	12.4%	$90,447	12.3%
NOW accounts	150,551	16.6	140,503	19.0
Money market deposit accounts	123,487	13.6	96,113	13.0
Savings accounts	51,332	5.7	53,735	7.3
Time deposits	469,267	51.7	356,608	48.4
Total deposits	$907,051	100.0%	$737,406	100.0%

Total deposits were $907.0 million at September 30, 2016, an increase of $169.6 million, or 23.0%, compared to December 31, 2015. The increase in total deposits was driven by an increase in noninterest-bearing deposits of $22.0 million, or 24.3%, an increase in money market accounts of $27.4 million, or 28.5%, and an increase in time deposits of $112.7 million, or 31.6%, compared to December 31, 2015. The increase in deposits at September 30, 2016 compared to December 31, 2015 resulted from organic growth in all of our markets, and the Company’s focus on relationship banking which continues to positively impact noninterest-bearing demand deposit growth. Growth in time deposits also reflected an increase in time deposit rates, particularly on deposits greater than $100,000, which we began lowering during and after the third quarter of 2016. See “Results of Operations – Net Interest Income and Net Interest Margin.”

The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at September 30, 2016 and December 31, 2015 (dollars in thousands).

	September 30, 2016		December 31, 2015
	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Time remaining until maturity:
Three months or less	$16,452	$572	$4,312	$363
Over three months through six months	45,895	101	10,039	-
Over six months through twelve months	35,808	334	12,809	103
Over one year through three years	65,045	1,615	5,272	438
Over three years	9,057	295	1,468	-
	$172,257	$2,917	$33,900	$904

Borrowings

Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bank (“FNBB”) and The Independent Bankers Bank (“TIB”), and junior subordinated debentures. In addition, in June 2016, we entered into a loan agreement with TIB providing for a $20 million secured revolving line of credit maturing June 27, 2018, as further described under the heading Liquidity and Capital Resources. There was no outstanding balance on this line of credit at September 30, 2016. Securities sold under agreements to repurchase decreased $15.5 million to $23.6 million at September 30, 2016 from $39.1 million at December 31, 2015. Our advances from the FHLB were $88.9 million at September 30, 2016, a decrease of $38.6 million, or 30.2%, from FHLB advances of $127.5 million at December 31, 2015. We had no funds drawn on the lines of credit at September 30, 2016 or December 31, 2015. The $3.6 million in junior subordinated debt at September 30, 2016 and December 31, 2015 represents the junior subordinated debentures that we assumed through acquisition.

The average balances and cost of funds of short-term borrowings for the nine months ended September 30, 2016 and 2015 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Federal funds purchased and other short-term borrowings	$82,912	$38,971	1.07%	0.17%
Securities sold under agreements to repurchase	28,506	14,059	0.20	0.20
Total short-term borrowings	$111,418	$53,030	0.85%	0.18%

Results of Operations

Performance Summary

Three months ended September 30, 2016 vs. three months ended September 30, 2015. For the three months ended September 30, 2016, net income was $2.0 million, or $0.29 per basic and diluted share, compared to net income of $1.8 million, or $0.26 per basic and diluted share for the three months ended September 30, 2015. Return on average assets decreased to 0.71% for the three months ended September 30, 2016 compared to 0.78% for the three months ended September 30, 2015 primarily due to a $190.4 million increase in average assets. Return on average equity was 7.15% for the three months ended September 30, 2016 compared to 6.83% for the three months ended September 30, 2015.

Nine months ended September 30, 2016 vs. nine months ended September 30, 2015. For the nine months ended September 30, 2016, net income was $6.0 million, or $0.85 per basic share and $0.84 per diluted share, compared to net income of $5.6 million, or $0.78 per basic and diluted share for the nine months ended September 30, 2015. Return on average assets decreased to 0.74% for the nine months ended September 30, 2016 compared to 0.83% for the nine months ended September 30, 2015 primarily due to a $187.0 million increase in average assets. Return on average equity was 7.17% for the nine months ended September 30, 2016 compared to 7.06% for the nine months ended September 30, 2015.

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

Three months ended September 30, 2016 vs. three months ended September 30, 2015. Net interest income increased 10.1% to $8.8 million for the three months ended September 30, 2016 compared to $8.0 million for the same period in 2015. This increase is due primarily to the $97.2 million and $67.1 million increases in average loans and average investment securities, respectively, when compared to the same period in 2015, resulting in a $1.5 million increase in interest income, discussed in more detail below. Average interest-bearing deposits and short- and long-term borrowings increased approximately $150.4 million and $16.6 million, respectively, for the three months ended September 30, 2016 when compared to the same period in 2015, resulting in a $0.7 million increase in interest expense, also discussed in more detail below. The increases in both average interest-earning assets and interest-bearing liabilities are a result of organic growth of the Company.

Interest income was $11.0 million for the three months ended September 30, 2016 compared to $9.5 million for the same period in 2015. Loan interest income made up substantially all of our interest income for the three months ended September 30, 2016 and 2015. Increases in interest income can be attributed to an increase in the volume of interest-earning assets. The overall yield on interest-earning assets decreased 14 basis points to 4.06% for the three months ended September 30, 2016 compared to 4.20% for the same period in 2015. The reduction in yield on interest-earning assets is the result of a prolonged low interest rate environment, as well as an increase in nonaccrual loans. The loan portfolio yielded 4.54% for the three months ended September 30, 2016 compared to 4.55%

for the three months ended September 30, 2015, while the yield on the investment portfolio was 2.19% for both the three months ended September 30, 2016 and September 30, 2015.

Interest expense was $2.2 million for the three months ended September 30, 2016, an increase of $0.7 million compared to interest expense of $1.5 million for the three months ended September 30, 2015, as a result of an increase of $0.3 million attributed to volume and $0.4 million attributed to the increase in the rate of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $166.9 million for the three months ended September 30, 2016 as compared to the same period in 2015 mainly as a result of our organic deposit growth and an increase in short-term borrowings to fund increased lending activity. The cost of interest-bearing liabilities increased 16 basis points to 0.98% for the three months ended September 30, 2016 compared to 0.82% for the same period in 2015, primarily as a result of an increase in rates offered to our customers for time deposits. During the third quarter of 2016, the Company began lowering its rates on time deposits in an effort to begin reducing the cost of funds. Subsequent to the end of the quarter, time deposit rates have been lowered further as we attempt to improve our funding costs.

Net interest margin was 3.23% for the three months ended September 30, 2016, down 29 basis points from 3.52% for the three months ended September 30, 2015. The decrease in net interest margin is attributable to the decrease in the overall yield on interest-earning assets, partially due to the increase in nonaccrual loans discussed in “Risk Management” below, and the increase in the cost of interest-bearing liabilities discussed above.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended September 30, 2016 and 2015. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended September 30,
	2016			2015
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$874,272	$10,011	4.54%	$777,080	$8,912	4.55%
Securities:
Taxable	136,047	728	2.12	82,476	444	2.14
Tax-exempt	30,733	192	2.48	17,234	106	2.44
Interest-earning balances with banks	34,093	62	0.72	18,418	18	0.39
Total interest-earning assets	1,075,145	10,993	4.06	895,208	9,480	4.20
Cash and due from banks	7,138			5,669
Intangible assets	3,248			3,189
Other assets	56,273			46,061
Allowance for loan losses	(7,213)			(5,893)
Total assets	$1,134,591			$944,234

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$262,841	$433	0.65%	$229,919	$369	0.64%
Savings deposits	51,924	88	0.67	53,407	91	0.68
Time deposits	469,826	1,413	1.19	350,906	898	1.02
Total interest-bearing deposits	784,591	1,934	0.98	634,232	1,358	0.85
Short-term borrowings	98,286	237	0.96	68,544	32	0.19
Long-term debt	22,644	69	1.21	35,836	138	1.53
Total interest-bearing liabilities	905,521	2,240	0.98	738,612	1,528	0.82
Noninterest-bearing deposits	102,736			87,425
Other liabilities	13,278			10,402
Stockholders’ equity	113,056			107,795
Total liabilities and stockholders’ equity	$1,134,591			$944,234
Net interest income/net interest margin		$8,753	3.23%		$7,952	3.52%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the three months ended September 30, 2016 compared to the same period in 2015 (dollars in thousands).

	Three months ended September 30, 2016 vs. three months ended September 30, 2015
	Volume	Rate	Net(1)

Interest income:
Loans	$1,115	$(16)	$1,099
Securities:
Taxable	288	(4)	284
Tax-exempt	83	3	86
Interest-earning balances with banks	15	29	44
Total interest-earning assets	1,501	12	1,513

Interest expense:
Interest-bearing demand deposits	53	11	64
Savings deposits	(3)	-	(3)
Time deposits	304	211	515
Short-term borrowings	14	191	205
Long-term debt	(51)	(18)	(69)
Total interest-bearing liabilities	317	395	712
Change in net interest income	$1,184	$(383)	$801

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Nine months ended September 30, 2016 vs. nine months ended September 30, 2015. Net interest income increased 11.7% to $26.0 million for the nine months ended September 30, 2016 from $23.2 million for the same period in 2015. This increase is due primarily to the $112.5 million and $57.5 million increases in average loans and average investment securities, respectively, when compared to the same period in 2015, resulting in a $4.6 million increase in interest income, discussed in more detail below. Average interest-bearing deposits and short- and long-term borrowings increased approximately $121.6 million and $43.4 million, respectively, for the nine months ended September 30, 2016 when compared to the same period in 2015, resulting in a $1.9 million increase in interest expense, also discussed in more detail below. The increases in both average interest-earning assets and interest-bearing liabilities are a result of organic growth of the Company.

Interest income was $32.1 million for the nine months ended September 30, 2016 compared to $27.5 million for the same period in 2015. Loan interest income made up substantially all of our interest income for the nine months ended September 30, 2016 and 2015. The increase in interest income was a direct result of continued growth of the Company’s loan and investment portfolios with an increase in interest income of $4.9 million due to an increase in volume offset by a $0.3 million decrease related to a reduction in yield. The overall yield on interest-earning assets decreased 16 basis points to 4.15% for the nine months ended September 30, 2016 compared to 4.31% for the same period in 2015. The loan portfolio yielded 4.57% for the nine months ended September 30, 2016 compared to 4.67% for the nine months ended September 30, 2015. The reduction in yield on the loan portfolio is the result of a prolonged interest rate environment, as well as an increase in nonaccrual loans. The yield on the investment portfolio was 2.34% for the nine months ended September 30, 2016 compared to 2.21% for the nine months ended September 30, 2015.

Interest expense was $6.1 million for the nine months ended September 30, 2016, an increase of $1.9 million compared to interest expense of $4.2 million for the nine months ended September 30, 2015, as a result of increases in both the volume and cost of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $165.0 million for the nine months ended September 30, 2016 compared to the same period in 2015 as a result of our organic deposit growth and an increase in short-term borrowings to fund increased lending activity. The cost of interest-bearing liabilities increased 14 basis points to 0.94% for the nine months ended September 30, 2016 compared to 0.80% for the same period in 2015, primarily as a result of the cost of short-term borrowings and an increase in rates offered to our customers for time deposits, as discussed above.

Net interest margin was 3.36% for the nine months ended September 30, 2016, down 28 basis points from 3.64% for the nine months ended September 30, 2015. The decrease in net interest margin is attributable to the decrease in the overall yield on interest-earning assets and the increase in the cost of interest-bearing liabilities discussed above.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the nine months ended September 30, 2016 and 2015. Averages presented in the table below are daily averages (dollars in thousands).

	Nine months ended September 30,
	2016			2015
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$853,116	$29,277	4.57%	$740,652	$25,856	4.67%
Securities:
Taxable	125,982	2,172	2.30	76,069	1,214	2.13
Tax-exempt	25,920	495	2.54	18,381	344	2.50
Interest-earning balances with banks	25,608	146	0.76	17,863	53	0.40
Total interest-earning assets	1,030,626	32,090	4.15	852,965	27,467	4.31
Cash and due from banks	7,335			5,597
Intangible assets	3,228			3,199
Other assets	54,478			45,619
Allowance for loan losses	(6,770)			(5,497)
Total assets	$1,088,897			$901,883

Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$249,960	$1,205	0.64%	$219,018	$1,034	0.63%
Savings deposits	52,596	265	0.67	54,158	274	0.68
Time deposits	431,328	3,742	1.16	339,129	2,541	1.00
Total interest-bearing deposits	733,884	5,212	0.95	612,305	3,849	0.84
Short-term borrowings	111,418	710	0.85	53,030	72	0.18
Long-term debt	24,243	210	1.15	39,213	315	1.07
Total interest-bearing liabilities	869,545	6,132	0.94	704,548	4,236	0.80
Noninterest-bearing deposits	95,225			82,157
Other liabilities	12,135			8,736
Stockholders’ equity	111,992			106,442
Total liabilities and stockholders’ equity	$1,088,897			$901,883
Net interest income/net interest margin		$25,958	3.36%		$23,231	3.64%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the nine months ended September 30, 2016 compared to the same period in 2015 (dollars in thousands).

	Nine months ended September 30, 2016 vs. nine months ended September 30, 2015
	Volume	Rate	Net(1)

Interest income:
Loans	$3,940	$(519)	$3,421
Securities:
Taxable	799	159	958
Tax-exempt	142	9	151
Interest-earning balances with banks	23	70	93
Total interest-earning assets	4,904	(281)	4,623

Interest expense:
Interest-bearing demand deposits	146	25	171
Savings deposits	(8)	(1)	(9)
Time deposits	694	507	1,201
Short-term borrowings	80	558	638
Long-term debt	(121)	16	(105)
Total interest-bearing liabilities	791	1,105	1,896
Change in net interest income	$4,113	$(1,386)	$2,727

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

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

Three months ended September 30, 2016 vs. three months ended September 30, 2015. Total noninterest income decreased $1.2 million, or 52.5%, to $1.0 million for the three months ended September 30, 2016 compared to $2.2 million for the three months ended September 30, 2015. The decrease in noninterest income is mainly attributable to the $1.0 million decrease in the gain on sale of loans. As discussed in Loans above, the gain on sale of loans decreased due to the Bank’s decision to exit the indirect auto loan origination business at the end of 2015.

Fee income on loans held for sale decreased to $0.1 million for the three months ended September 30, 2016 compared to $0.3 million for the same period in 2015 due to the decrease in originations of loans held for sale, as discussed in Loans above.

Nine months ended September 30, 2016 vs. nine months ended September 30, 2015. Total noninterest income decreased $2.2 million, or 32.5%, to $4.6 million for the nine months ended September 30, 2016 compared to $6.8 million for the nine months ended September 30, 2015. The decrease in noninterest income is mainly attributable to the $3.5 million decrease in gain on sale of loans when compared to the nine months ended September 30, 2015. The decrease in the gain on sale of loans was offset by a $1.2 million increase in the gain on sale of fixed assets recognized for the sale of the land and building of one of the Bank’s branch locations to a healthcare company when compared to the nine months ended September 30, 2015.

Fee income on loans held for sale decreased to $0.3 million for the nine months ended September 30, 2016 from $0.8 million for the same period in 2015 due to the decrease in originations of consumer loans held for sale, as discussed in Loans above.

Servicing fees, which are fees collected for servicing loans which have been sold and are held in our servicing portfolio, increased $0.2 million, or 19.3%, to $1.3 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase is directly related to the increase in the size of our servicing portfolio, which is comprised of indirect auto loans, since September 30, 2015. Since the Company exited the indirect auto loan origination business at the end of 2015, we expect our servicing portfolio to decrease as borrowers make principal payments on their loans. As a result, our servicing fees will also decrease over time.

Other operating income primarily consists of interchange fees, credit card fees, ATM surcharge income, and the net change in the value of bank owned life insurance, among other items. Other operating income was $0.7 million for the nine months ended September 30, 2016 compared to $0.5 million for the same period in 2015. The increase is mainly a result of a $138,000 increase in the value of bank owned life insurance and a $35,000 increase in credit card fees.

Noninterest Expense

Three months ended September 30, 2016 vs. three months ended September 30, 2015. Total noninterest expense was $6.5 million for the three months ended September 30, 2016, a decrease of $0.5 million, or 6.6%, compared to the same period in 2015. The decrease is primarily due to a $0.2 million decrease in salaries and benefits and a $0.4 million decrease in other operating expenses. Along with its normal operating expenses, during the third quarter of 2016, the Company recorded additional expense in other operating expenses of approximately $31,000 related to employee and community assistance as a result of the August flooding.

Nine months ended September 30, 2016 vs. nine months ended September 30, 2015. Total noninterest expense was $20.0 million for the nine months ended September 30, 2016, a decrease of $0.1 million, or 0.4%, compared to the same period in 2015. Decreases in salaries and benefits and in other operating expenses were offset by increases in professional fees, marketing and $0.6 million in customer reimbursements paid to certain borrowers during the second quarter of 2016.

Although we are focused on growth, both organically and through acquisition, we are committed to managing our costs within the framework of our operating strategy.

Income Tax Expense

Income tax expense for the three months ended September 30, 2016 was $0.7 million, a decrease of $0.1 million, compared to the three months ended September 30, 2015. The effective tax rate for the three months ended September 30, 2016 and 2015 was 26.8% and 31.4%, respectively. The Company recorded a $0.1 million tax benefit during the quarter related to the filing of its 2015 tax return which contributed to the lower effective tax rate during the third quarter of 2016. Management expects the effective income tax rate to approximate 32.5% for the fourth quarter of 2016.

Income tax expense for both the nine months ended September 30, 2016 and 2015 was $2.8 million. The effective tax rate for the nine months ended September 30, 2016 and 2015 was 31.4 % and 33.0%, respectively.

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

At September 30, 2016 and December 31, 2015, there were no loans classified as doubtful or loss, while there were $10.2 million and $6.7 million, respectively, of loans classified as substandard. At September 30, 2016 and December 31, 2015, $2.6 million and $1.4 million, respectively, of loans were classified as special mention. Of our substandard and special mention loans at September 30, 2016 and December 31, 2015, $1.3 million and $1.6 million, respectively, were acquired and marked to fair value at the time of their acquisition.

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

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $7.4 million at September 30, 2016, up from $6.1 million at December 31, 2015, as we increased our loan loss provisioning to reflect our nonperforming and organic loan growth.

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

Impaired loans at September 30, 2016 were $11.6 million, including impaired loans acquired through acquisition in the amount of $2.0 million, compared to $4.0 million, including impaired loans acquired through acquisition in the amount of $1.5 million, at December 31, 2015. The increase in impaired loans, driven by an increase in nonaccrual loans, is mainly due to a $4.7 million owner-occupied commercial real estate loan relationship and a $2.6 million commercial and industrial loan relationship not related to the oil and gas industry that were placed on nonaccrual during the nine months ended September 30, 2016. Management has recorded a specific reserve against the $4.7 million loan of $0.5 million in the allowance for loan losses. The Company has determined that a specific reserve is no longer required on the $2.6 million loan as it believes sufficient collateral exists after receiving additional cash collateral from the borrower. Subsequent to the end of the third quarter, the Company received a $0.5 million principal pay-down on this loan relationship. A bankruptcy plan was accepted by the borrower’s creditors and the Company does not expect a loss on this loan at this time. As a result of the loan remaining currently throughout the bankruptcy process and the additional cash collateral, the Company anticipates the loan to be placed back on accrual during the fourth quarter. At September 30, 2016 and December 31, 2015, $0.7 million and $0.2 million, respectively, of the allowance for loan losses was specifically allocated to impaired loans.

The provision for loan losses is a charge to expense in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the three months ended September 30, 2016 and 2015, the provision for loan losses was $0.5 million and $0.4 million, respectively. For the nine months ended September 30, 2016 and 2015, the provision for loan losses was $1.7 million and $1.5 million, respectively. The increase over the three-month comparative period can be attributed to the overall growth of the loan portfolio. The increase over the nine-month comparative period is primarily due to the increase in impaired loans mentioned above.

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

The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	September 30, 2016	December 31, 2015
Construction and development	$735	$644
1-4 Family	1,347	1,213
Multifamily	353	246
Farmland	61	22
Commercial real estate	3,043	2,156
Total mortgage loans on real estate	5,539	4,281
Commercial and industrial	692	513
Consumer	1,152	1,334
Total	$7,383	$6,128

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Allowance at beginning of period	$7,091	$5,728	$6,128	$4,630
Provision for loan losses	450	400	1,704	1,500
Charge-offs:
Mortgage loans on real estate:
Construction and development	-	(5)	(14)	(14)
1-4 Family	-	(60)	(7)	(60)
Commercial and industrial	-	(2)	-	(58)
Consumer	(173)	(162)	(488)	(335)
Total charge-offs	(173)	(229)	(509)	(467)
Recoveries
Mortgage loans on real estate:
Construction and development	4	6	10	21
1-4 Family	3	2	11	6
Commercial real estate	-	-	1	-
Commercial and industrial	-	-	20	197
Consumer	8	4	18	24
Total recoveries	15	12	60	248
Net (charge-offs) recoveries	(158)	(217)	(449)	(219)
Balance at end of period	$7,383	$5,911	$7,383	$5,911

Net charge-offs to:
Loans - average	0.02%	0.03%	0.06%	0.03%
Allowance for loan losses	2.14%	3.67%	6.08%	3.70%
Allowance for loan losses to:
Total loans	0.87%	0.83%	0.87%	0.83%
Nonperforming loans	82.44%	226.43%	82.44%	226.43%

The allowance for loan losses to total loans ratio increased to 0.87% at September 30, 2016 compared to 0.83% at September 30, 2015. The allowance for loan losses to nonperforming loans ratio decreased to 82.44% at September 30, 2016 from 226.43% at September 30, 2015. The decrease in the allowance for loan losses to nonperforming loans ratio is due to a $6.3 million increase in nonperforming loans. Nonperforming loans were $9.0 million, or 1.06% of total loans, at September 30, 2016, compared to $2.4 million, or 0.32% of total loans at December 31, 2015. The increase in nonperforming loans is mainly due to the $4.7 million owner-occupied commercial real estate loan relationship and the $2.6 million commercial and industrial loan relationship mentioned above.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the three and nine months ended September 30, 2016 were $0.2 million and $0.4 million, respectively, equal to 0.02% and 0.06%, respectively, of our average loan balance as of that date. Net charge-offs for both the three and nine months ended September 30, 2015 were $0.2 million, equal to 0.03% of our average loan balance as of that date.

The Company has instituted a 90-day loan deferral program for customers who were impacted by the flood and has allocated a portion of its general reserves to the potential impact as a result of the flood. The Company placed approximately $23.5 million, or 2.8% of the total loan portfolio on a 90-day deferral plan. The Company continues to assess the impact the flooding may have on the region and its loan portfolio to determine the need for specific or additional general reserves.

Management believes the allowance for loan losses at September 30, 2016 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

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

There were twenty loans classified as TDRs at September 30, 2016 that totaled approximately $2.7 million, compared to eleven loans totaling approximately $2.2 million at December 31, 2015. Eighteen of the twenty TDRs were acquired through acquisition. Nine restructured loans were considered TDRs due to a modification of terms through adjustments to maturity, nine restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, one restructured loan was considered a TDR due to modification of terms through principal payment forbearance, paying interest only for a specified period of time, as well as adjustments to maturity, and one restructured loan was considered a TDR due to modification of terms through principal payment forbearance only for a specified period of time. As of September 30, 2016, one of the restructured loans with a balance of $0.1 million was in default of its modified terms and had been placed on nonaccrual. At December 31, 2015, three of the restructured loans with a balance of $0.5 million were in default of their modified terms and had been placed on nonaccrual.

The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	September 30, 2016	December 31, 2015
Nonaccrual loans	$8,955	$2,411
Accruing loans past due 90 days or more	1	-
Total nonperforming loans	8,956	2,411
Restructured loans	2,605	1,629
Total nonperforming and restructured loans	$11,561	$4,040
Interest income recognized on nonperforming and restructured loans	$300	$174
Interest income foregone on nonperforming and restructured loans	$310	$252

Of the total nonaccrual loans at September 30, 2016 and December 31, 2015, $0.6 million and $1.1 million, respectively, were acquired through acquisition. Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 1.06% and 0.32% of total loans at September 30, 2016 and December 31, 2015, respectively. Nonperforming loans, other than those acquired through an acquisition and nonperforming acquired loans represented 0.98% and 0.08%, respectively, of total loans at September 30, 2016.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. Other real estate owned with a cost basis of $0.5 million was sold during the nine months ended September 30, 2016, resulting in a net gain of $11,000 for the period. There were no sales of other real estate owned during the three months ended September 30, 2016. For the three and nine months ended September 30, 2015, other real estate owned with a cost basis $1.3 million and $1.9 million, respectively, was sold resulting in a net loss of $0.1 million for both periods. At September 30, 2016 and December 31, 2015, $0.3 million and $0.6 million, respectively of our other real estate owned was related to loans acquired through acquisition.

The following table provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	September 30, 2016	December 31, 2015

Construction and development	$279	$616
1-4 Family	-	109
Total other real estate owned	$279	$725

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
Balance, beginning of period	$725	$2,735
Transfers from loans	-	319
Transfers from acquired loans	30	45
Sales of other real estate owned	(469)	(1,867)
Write-downs	(7)	(54)
Balance, end of period	$279	$1,178

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At September 30, 2016, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of September 30, 2016
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+300	(3.3)%
+200	(2.0)%
+100	(1.0)%
-100	5.3%
-200	5.0%
-300	5.0%

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At September 30, 2016 and December 31, 2015, 76% and 69% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At September 30, 2016, securities with a carrying value of $59.9 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $58.8 million in pledged securities as of December 31, 2015.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2016, the balance of our outstanding advances with the FHLB was $88.9 million, a decrease from $127.5 million at December 31, 2015. The total amount of the remaining credit available to us from the FHLB at September 30, 2016 was $355.2 million. Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by U.S. Treasury and agency securities. We had $23.6 million of repurchase agreements outstanding as of September 30, 2016, compared to $39.1 million of outstanding repurchase agreements as of December 31, 2015.  We maintain unsecured lines of credit with other commercial banks totaling $55.0 million. The lines of credit mature at various times within the next nine months. There were no amounts outstanding under these lines of credit at September 30, 2016 or December 31, 2015.

In addition, on June 27, 2016, we entered into a loan agreement (“Agreement”) with TIB providing for a $20 million revolving line of credit maturing June 27, 2018. Borrowings bear interest, payable quarterly, at a fixed rate per annum equal to the U.S. prime rate on June 27, 2016 (3.5%); provided, however, that on June 27, 2017, the rate will be adjusted to a fixed rate of interest equal to the prime rate on such date. The revolving line of credit is secured by a first priority security interest in all of the capital stock of Investar Bank and a security interest in all property of Investar Bank held by the lender. There were no amounts outstanding under the revolving line of credit at September 30, 2016.

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

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. We do not hold any brokered deposits, as defined for federal regulatory purposes, although we do hold QwikRate® deposits, included in our time deposit balances, which we obtain via the internet to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At September 30, 2016, we held $131.4 million of QwikRate® deposits, up from $79.3 million at December 31, 2015.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three and nine months ended September 30, 2016 and 2015.

	Percentage of Total		Cost of Funds		Percentage of Total		Cost of Funds
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Noninterest-bearing demand deposits	10%	11%	-%	-%	10%	10%	-%	-%
Interest-bearing demand deposits	26	28	0.65	0.64	26	28	0.64	0.63
Savings accounts	5	6	0.67	0.68	5	7	0.67	0.68
Time deposits	47	43	1.19	1.02	45	43	1.16	1.00
Short-term borrowings	10	8	0.96	0.19	12	7	0.85	0.18
Long-term borrowed funds	2	4	1.21	1.53	2	5	1.15	1.07
Total deposits and borrowed funds	100%	100%	0.88%	0.73%	100.0%	100%	0.85%	0.72%

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

The Company and the Bank each were in compliance with all regulatory capital requirements as of September 30, 2016 and December 31, 2015. The Bank also was considered “well-capitalized” under the FDIC’s prompt corrective action regulations as of these dates. The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio

September 30, 2016
Investar Holding Corporation:
Tier 1 leverage capital	$113,864	10.10%	$-	-%
Common equity tier 1 capital	110,364	11.02	-	-
Tier 1 capital	113,864	11.37	-	-
Total capital	121,247	12.11	-	-
Investar Bank:
Tier 1 leverage capital	111,937	9.94	56,311	5.00
Common equity tier 1 capital	111,937	11.19	64,981	6.50
Tier 1 capital	111,937	11.19	79,977	8.00
Total capital	119,320	11.93	99,971	10.00

December 31, 2015
Investar Holding Corporation:
Tier 1 leverage capital	$110,574	11.39%	$-	-%
Common equity tier 1 capital	107,074	11.67	-	-
Tier 1 capital	110,574	12.05	-	-
Total capital	116,702	12.72	-	-
Investar Bank:
Tier 1 leverage capital	107,209	11.07	48,436	5.00
Common equity tier 1 capital	107,209	11.71	59,511	6.50
Tier 1 capital	107,209	11.71	73,244	8.00
Total capital	113,337	12.38	91,555	10.00

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

	September 30, 2016	December 31, 2015

Commitments to extend credit:
Loan commitments	$162,212	$149,561
Standby letters of credit	1,033	382

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at September 30, 2016, the Company had unfunded commitments of $0.9 million for its investment in Small Business Investment Company qualified funds.

For the three months ended September 30, 2016 and for the year ended December 31, 2015, except as disclosed herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Contractual Obligations

There have been no material changes outside the ordinary course of business in the contractual obligations set forth in the table of contractual obligations as of December 31, 2015 contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2015 are set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2016 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” There have been no material changes in the Company’s market risk since December 31, 2015. Please refer to the information in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management” in this report for additional information about the Company’s market risk for the nine months ended September 30, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The table below provides the information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended September 30, 2016.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
July 1, 2016 to July 31, 2016	58,389	$15.38	56,118	54,209
August 1, 2016 to August 31, 2016	19,491	15.23	19,391	34,818
September 1, 2016 to September 30, 2016	5,358	15.39	5,264	29,554
	83,238	$15.35	80,773	29,554
(1)	Includes 2,465 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.
(2)

On February 19, 2015, the Company announced that its board of directors had authorized the repurchase of up to 250,000 shares of the Company’s common stock in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws. In addition, on October 19, 2016, the Company announced that its board of directors authorized an additional 250,000 shares for repurchase.

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

INVESTAR HOLDING CORPORATION

Date: November 4, 2016	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2016	/s/ Christopher L. Hufft
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