Form 10-K
period 2016-12-31
Investar Holding Corp
filed 2017-03-09
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2016, was approximately $99,218,702.

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 7,168,235 shares outstanding as of March 9, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the 2017 Annual Meeting of Shareholders of Investar Holding Corporation are incorporated by reference into Part III of the Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

PART I

Item 1. Business

General

Investar Holding Corporation (the “Company”), a Louisiana corporation incorporated in 2009, is a financial holding company headquartered in Baton Rouge, Louisiana that conducts its operations primarily through its wholly-owned subsidiary, Investar Bank (the “Bank”), a Louisiana commercial bank, chartered in 2006. Through the Bank, the Company offers a wide range of commercial banking products tailored to meet the needs of individuals and small to medium-sized businesses. The primary markets served are Baton Rouge, New Orleans, Hammond and Lafayette, Louisiana, and their surrounding metropolitan areas. These markets are served from our main office located in Baton Rouge and from nine additional full service branches located throughout our market areas. As of December 31, 2016, on a consolidated basis, the Company had total assets of $1.2 billion, net loans of $886.4 million, total deposits of $907.8 million, and stockholders’ equity of $112.8 million.

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

We have completed construction of our seventh Baton Rouge market area branch location in Gonzales, Louisiana, which we expect to open in 2017, subject to regulatory approval. In September 2015, we acquired land and a building for an additional branch location in the New Orleans market area, also expected to open in 2017, subject to regulatory approval.

In November 2013, the Company and the Bank completed a share exchange with the Bank’s shareholders, resulting in the Bank becoming a wholly-owned subsidiary of the Company. In July 2014, the Company completed the issuance and sale of 3,285,300 shares of its common stock in its initial public offering, which amount included 410,300 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares from the Company, at a public offering price of $14.00 per share. After deducting underwriting commissions and offering expenses, the Company received net proceeds of $41.7 million from the sale of such shares.

The information set forth in this Annual Report on Form 10-K is as of March 9, 2017, unless otherwise indicated herein.

Operations

General. We offer a full range of commercial and retail lending products throughout our market areas, including business loans to small to medium-sized businesses as well as loans to individuals. Our business lending products include owner-occupied commercial real estate loans, construction loans and commercial and industrial loans, such as term loans, equipment financing and lines of credit, while our loans to individuals include first and second mortgage loans, installment loans, and lines of credit. For business customers, we target businesses with $10 million in annual revenue or less but do not focus on any particular industry. We also target professional organizations such as law firms, accounting firms and medical practices.

Management considers all of our operations to be aggregated in one reportable operating segment, and accordingly no separate segment disclosures are presented in this report. Please refer to our audited consolidated financial statements and the notes thereto in Item 8, Financial Statements and Supplementary Data, for information with respect to our revenues from external customers, profit or loss for the last three years and total assets for the last two years. Neither we nor the Bank have any foreign operations.

Lending Activities. Income generated by our lending activities represents a substantial portion of our total revenue. For the years ended December 31, 2016, 2015 and 2014, income from our lending activities comprised 81%, 77% and 80%, respectively, of our total revenue.

Lending to Businesses. Our lending to small to medium-sized businesses falls into three general categories:

•

Commercial real estate loans. Approximately 48% of our total loans at December 31, 2016 were commercial real estate loans, which include multifamily, farmland and commercial real estate loans, with owner-occupied loans comprising approximately 42% of the commercial real estate loan portfolio. Commercial real estate loan terms generally are ten years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 120 months, and we generally charge an origination fee. We do not offer non-recourse loans. Risks associated with commercial real estate loans include, among other things, fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. We attempt to limit risk by analyzing a borrower’s cash flow and collateral value on an ongoing basis. Also, we typically require personal guarantees from the principal owners of the property, supported by a review of their personal financial statements, as an additional means of mitigating our risk.

•

Construction and development loans. Construction and development loans, which consist of loans for the construction of commercial projects, single family residential properties and multifamily properties, accounted for approximately 10% of our total loans at December 31, 2016. Our construction and development loans are made on both a “pre-sold” basis and on a “speculative” basis. Construction and development loans are generally made with a term of 6 to 18 months, with interest accruing at either a fixed or floating rate and paid monthly. These loans are secured by the underlying project being built. For construction loans, loan to value ratios range from 70% to 80% of the developed/completed value, while for development loans our loan to value ratios typically will not exceed 70% to 75% of such value. Speculative loans are based on the borrower’s financial strength and cash flow position, and we disburse funds in installments based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector.

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

•

Commercial and industrial loans. Commercial and industrial loans primarily consist of working capital lines of credit and equipment loans. We often make commercial loans to borrowers with whom we have previously made a commercial real estate loan. The terms of these loans vary by purpose and by type of underlying collateral. We make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the relevant piece of equipment. Loans to support working capital typically have terms not exceeding one year, and such loans are secured by accounts receivable or inventory. Fixed rate loans are priced based on collateral, term and amortization. The interest rate for floating rate loans is typically tied to the prime rate published in The Wall Street Journal with a floor of 4.5%. Commercial and industrial loans accounted for approximately 10% of our total loans at December 31, 2016.

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

Lending to Individuals. We make the following types of loans to our individual customers:

•

Consumer loans. Consumer loans represented 12% of our total loans at December 31, 2016. We make these loans (which are normally fixed-rate loans) to individuals for a variety of personal, family and household purposes, secured and unsecured installment and term loans, second mortgages, home equity loans and home equity lines of credit. Because many consumer loans are secured by depreciable assets such as cars, boats and trailers, the loans are amortized over the useful life of the asset. The amortization of second mortgages generally does not exceed 15 years and the rates generally are not fixed for more than 60 months. As a general matter, in underwriting these loans, our credit analysts review a borrower’s past credit history, past income level, debt history and, when applicable, cash flow, and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. A comparison of the value of the collateral, if any, to the proposed loan amount, is also a consideration in the underwriting process. Repayment of consumer loans depends upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. A shortfall in the value of any collateral also may pose a risk of loss to us for these types of loans.

Auto loans comprised the largest component of our consumer loans and third largest component of our overall loan portfolio, representing 85% of our total consumer loans and 10% of our total loans as of December 31, 2016. We have been an indirect lender for our auto loans, meaning that the loans have been originated by automobile dealerships and then assigned to us. These dealerships were selected based on our review of their operating history and the dealership’s reputation in the marketplace, which we believe helps to mitigate the risks of fraud or negligence by the dealership. At all times, the decision whether or not to provide financing resided with us.

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

•

Residential real estate. One-to-four family residential real estate loans, including second mortgage loans, comprised approximately 20% of our total loans at December 31, 2016. Second mortgage loans in this category include only loans we make to cover the gap between the purchase price of a residence and the amount of the first mortgage; all other second mortgage loans are considered consumer loans. Loan to value ratios do not typically exceed 80%, although some of the mortgage loans that we retain in our portfolio may have higher loan to value ratios. We use an independent appraiser to establish collateral values. We generate residential real estate mortgage loans through Bank referrals and contacts with real estate agents in our markets. We do not originate subprime residential real estate loans.

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

Definitive Agreement with Citizens. On March 8, 2017, the Company announced that it has entered into a definitive agreement (the “Agreement”) to acquire Citizens Bancshares, Inc. (“Citizens”) and its wholly-owned subsidiary, Citizens Bank, in Ville Platte, Louisiana. According to the terms of the Agreement, the Company will pay a total amount of cash merger consideration to shareholders of Citizens equal to $45.8 million.

At December 31, 2016, Citizens had approximately $245.5 million in assets, $126.8 million in net loans, and $208.7 million in deposits and $35.6 million in stockholder’s equity. Citizens offers a full range of banking products and services to the residents of Evangeline Parish through its three branch locations.

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

While we continually strive to offer competitive pricing for our banking products, we believe that our community bank approach to customers, focusing on quality customer service and maintaining strong customer relationships affords us the best opportunity to successfully compete with other institutions. In addition, as a smaller institution, we think we can be flexible in developing and implementing new products and services. Further, in recent years there has been consolidation activity involving banks with a presence in our markets. In our view, mergers and other business combinations within our markets provide us with growth opportunities. Many acquisitions, especially when local institutions are acquired by institutions based outside our markets, result not only in customer disruption but also in a loss of market knowledge and relationships that we believe provide us the opportunity to acquire customers seeking a personalized approach to banking. Furthermore, acquisition activity typically creates opportunities to hire talented personnel from the combining institutions.

The following table sets forth certain information about our total deposits and our market share. The amount of total deposits in our markets is as of June 30, 2016, which is the latest date for which such information is available.

Market (MSA)	Investar Total Deposits	Investar Market Share
	(in millions)
Baton Rouge	$591	3.0%
New Orleans	109	0.3%
Hammond	53	3.0%
Lafayette	115	1.1%

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

The Dodd-Frank Act. The Dodd-Frank Act, enacted on July 21, 2010, aims to restore responsibility and accountability to the financial system by significantly altering the regulation of financial institutions and the financial services industry. Full implementation of the Dodd-Frank Act has required and will continue to require many new rules to be issued by federal regulatory agencies over the next several years, which will profoundly affect how financial institutions will be regulated in the future. The ultimate effect of the Dodd-Frank Act and its implementing regulations on the financial services industry in general, and on us in particular, is uncertain at this time.

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

The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank. As of December 31, 2016, Investar Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework as currently in effect.

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

Although management is continuing to evaluate the impact the Basel III framework will have on the Company and the Bank, we were in compliance with all applicable minimum regulatory capital requirements as of December 31, 2016, and management believes that at December 31, 2016, the Company and the Bank would have met all new capital adequacy requirements under the new Basel III framework on a fully phased-in basis if such requirements were then effective.

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

Concentrated Commercial Real Estate Lending Regulations

The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2016, the Company did not have a concentration in commercial real estate as defined by the regulatory guidance.

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

Employees

As of December 31, 2016, we had 152 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

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

We have grown our business primarily through de novo branching and through the acquisition of other financial institutions. Since June 14, 2006, we have opened eight de novo branches and acquired South Louisiana Business Bank (“SLBB”) in 2011 and First Community Bank (“FCB”) in 2013 by merger. We intend to continue pursuing a growth strategy for our business through de novo branching and to evaluate attractive acquisition opportunities that are presented to us. Our growth prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following:

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

We conduct our operations almost exclusively in southern Louisiana, and more specifically, in the Baton Rouge, New Orleans, Lafayette and Hammond metropolitan areas. At December 31, 2016, approximately 96% of the secured loans in our total loan portfolio are secured by properties and other collateral located in Louisiana, while approximately 75% of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or work in either the Baton Rouge or New Orleans metropolitan area. This geographic concentration imposes a greater risk to us than to our competitors in the area who maintain significant operations outside of southern Louisiana. Accordingly, any regional or local economic downturn, or natural or man-made disaster, that affects southern Louisiana or existing or prospective property or borrowers in such area may affect us and our profitability more significantly and more adversely than our more geographically diversified competitors.

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

In addition to the geographic concentration of our markets, certain industry-specific economic factors also affect us. For example, a downturn in segments of the commercial and residential real estate industries in our markets due to adverse economic factors affecting particular industries could have an adverse effect on our customers. In addition, the energy sector, which is historically cyclical, has recently experienced significant volatility and a decline in oil and gas prices. While we consider our exposure to the energy sector to not be significant, comprising less than 1% of total loans as of December 31, 2016, should the price of oil and gas decline further and/or remain at the current low price for an extended period, the general economic conditions in our south Louisiana markets could be negatively affected, which could have a material adverse effect on our business, financial condition, and results of operations.

We have a significant number of loans secured by real estate, and a downturn in the real estate market could result in losses and negatively impact our profitability.

At December 31, 2016, approximately 78% of our total loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower and may deteriorate in value during the time the credit is extended. Real estate values in southern Louisiana declined in the aftermath of Hurricane Katrina in August 2005. These values started to improve in 2006 and 2007. However, in connection with the national recession, real estate values nationally declined severely in 2008 and 2009, including in our markets. Recently, real estate values both nationally and in our markets have shown improvement. Future declines in real estate values in our southern Louisiana markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for loan losses to address the deterioration in the value of the real estate securing our loans. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, cash flows and growth prospects.

Commercial real estate loans may expose us to greater risks than our other real estate loans.

Our loan portfolio includes nonowner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2016, our nonowner-occupied commercial real estate loans totaled $200.3 million, or 22% of our total loan portfolio.

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

As of December 31, 2016, our allowance for loan losses as percentages of total loans and nonperforming loans was 0.79% and 356%, respectively. The determination of the appropriate level of the allowance is inherently subjective and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. In addition, loans acquired in connection with business combination transactions are measured at fair value, based on management’s estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. Because fair value measurements incorporate assumptions regarding credit risk, no allowance for loan losses related to the acquired loans is recorded on the acquisition date.

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

We are subject to interest rate risk.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Our earnings, like that of most financial institutions, are significantly dependent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. At December 31, 2016, our interest sensitivity profile was somewhat liability sensitive, meaning that our interest expense would increase more than our interest income from rising interest rates resulting in a decrease in net interest income.

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

Our business is concentrated in southern Louisiana, and in the Baton Rouge, New Orleans, Lafayette, and Hammond metropolitan areas in particular. Southern Louisiana is susceptible to major hurricanes, floods, tropical storms and other natural disasters and adverse weather. These natural disasters can disrupt our operations, cause widespread property damage and severely depress the local economies in which we operate. For example, Hurricane Gustav in 2008 severely impacted our headquarters city of Baton Rouge, with power in many areas of the city not being restored for nearly three weeks after the hurricane. In addition, Hurricane Katrina in August 2005 and the historic flooding of Baton Rouge and surrounding areas in August 2016 had significant impacts in several markets in which we conduct business. The 2010 Deepwater Horizon oil spill in the Gulf of Mexico illustrated that man-made disasters can also adversely affect economic activity in the markets in which we operate. Any economic decline as a result of a natural disaster, adverse weather, oil spill or other man-made disaster can reduce the demand for loans and our other products and services.

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

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2016, our goodwill totaled $2.7 million. While we have not recorded any such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

Regulatory approvals for the mergers of Citizens and Citizens Bank may not be received, may take longer than expected or impose conditions that are not presently anticipated.

The Federal Reserve must approve, or waive approval of, the merger of Citizens with Investar (the “Merger”), and the FDIC and the Louisiana OFI must approve the merger of Citizens Bank with and into Investar Bank (the “Bank Merger”).  The Federal Reserve, the FDIC, and the OFI will consider, among other factors, the competitive impact of the Merger and the Bank Merger, the financial and managerial resources of each of the parties to the proposed transactions, and the convenience and needs of the communities to be served. As part of that consideration, we expect the FDIC to evaluate whether we have fully implemented certain improvements to our compliance management system that the FDIC requested, and which we agreed to implement, in connection with our most recent compliance examination. We also expect that the Federal Reserve, the FDIC and the OFI will review issues related to the parties’ capital position, safety and soundness, and legal and regulatory compliance, including without limitation our compliance with applicable fair lending laws, in connection with their respective decisions whether to approve the Merger and the Bank Merger. There can be no assurance as to whether regulatory approvals will be received, the timing of those approvals or whether any conditions will be imposed.  If the proposed transactions are not approved for any reason, we will not be able to consummate our planned acquisition of Citizens and Citizens Bank.

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

We rely on information technology and telecommunications systems and third-party vendors, and our failure to effectively implement new technology or disruption of service could adversely affect our operations and financial condition.

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

Cyber-attacks or other security breaches could adversely affect our operations, net income or reputation.

As part of our banking business, we collect, use and hold sensitive data concerning individuals and businesses with whom we have a banking relationship. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations and statutory and regulatory requirements. The increasing sophistication of cyber-criminals makes it extremely difficult to keep up with new threats and could result in a breach of our data security. Patching and other measures to protect existing systems and servers could be inadequate, especially on systems that are being retired. Controls employed by our information technology department and third-party vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of our employees or other internal sources or by merchants using our customers’ debit and credit cards, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our customer accounts could become vulnerable to account takeover schemes or cyber-fraud. Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, customer notification requirements, significant increases in compliance costs, and reputational damage, any of which could individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The Federal Reserve, the FDIC and the OFI, periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. If we become subject to any regulatory actions, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

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

Shares of our common stock eligible for future sale, including those that may be issued in any private or public offering of our common stock, as consideration in acquisition transactions, or as incentives under incentive plans, could adversely affect market prices for our common stock. As of December 31, 2016, we had 7,101,851 shares outstanding, 319,364 shares subject to options granted under our incentive plan, and warrants outstanding to purchase 124,275 shares of our common stock. Because our outstanding shares of common stock either were issued in an offering registered under the Securities Act of 1933, as amended (the “Securities Act”) or have been held for more than one year, such shares are freely tradable, except for shares held by our affiliates (approximately 9% of shares outstanding as of December 31, 2016) and 93,366 shares that represent unvested restricted shares under our incentive plan. Shares issued under our incentive plan will be available for sale into the public market, except for shares held by our affiliates. Shares held by our affiliates may be resold subject to the restrictions in Rule 144 of the Securities Act. In the future, we may issue additional shares of common stock to raise capital for growth or as consideration in acquisition transactions or for other purposes, and such shares may be registered under the Securities Act and freely tradable.

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

In connection with the FCB merger, we assumed junior subordinated debentures issued by FCB and the obligations of related trust preferred securities issued by trusts established by FCB. At December 31, 2016, we had trust preferred securities and accompanying junior subordinated debentures with a carrying value of $3.6 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our main office is located at 7244 Perkins Road in Baton Rouge, Louisiana, in an approximately 4,900 square foot building built in May 2008. In addition to our main office, we operate nine branch offices located in Ascension (1), East Baton Rouge (2), Jefferson (1), Lafayette (1), Livingston (1), St. Tammany (1), Tangipahoa (1) and West Baton Rouge (1) Parishes, Louisiana, as well as a separate executive and operations center in Baton Rouge. We also have four stand-alone automated teller machines in Baton Rouge.

We own our main office and all of our branch sites. Each branch facility is a stand-alone building, equipped with an automatic teller machine and on-site parking as well as providing for drive-up access. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

We have completed construction on a new branch location in Gonzales, Louisiana, which is in our Baton Rouge market area, and which we expect to open in 2017, subject to regulatory approval. In September 2015, we acquired land and a building for an additional branch location in the New Orleans market area, also expected to open in 2017, subject to regulatory approval. We also own one tract of land in Ascension Parish, one in St. Mary parish, one in Calcasieu Parish, one in Lafayette Parish, and one in East Baton Rouge Parish, each of which has been designated as a future branch location, although the timing of the development of these tracts is uncertain. In addition, we own a building that provides space for storage and other general purposes.

Item 3. Legal Proceedings

From time to time we are party to ordinary routine litigation matters incidental to the conduct of our business. We are not presently party to, and none of our property is the subject of, any legal proceedings, the resolution of which we believe would have a material adverse effect on our business, financial condition, results of operations, cash flows, growth prospects or capital levels, nor were any such proceedings terminated during the fourth quarter of 2016.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices

Our common stock is listed on the Nasdaq Global Market (the “Nasdaq”) under the symbol “ISTR.” As of February 28, 2017, there were approximately 951 holders of record of our common stock, and the closing sales price of our common stock on that date was $20.15.

The following tables set forth the reported high and low intraday sales prices for the Company’s common stock as reported by Nasdaq during each quarter since we completed our initial public offering and began trading on July 3, 2014. Prior to that date, there was no public trading market for our common stock.

2016	High	Low
4th quarter	$19.70	$15.40
3rd quarter	16.47	15.00
2nd quarter	16.48	14.61
1st quarter	17.63	13.63

2015
4th quarter	$18.00	$15.39
3rd quarter	16.52	14.95
2nd quarter	17.20	14.65
1st quarter	17.42	13.35

Dividends

The following table sets forth the amounts of dividends declared on the Company’s common stock during each quarterly period for the years ended December 31, 2016 and 2015.

2016	Amount Per Share
4th quarter	$0.0121
3rd quarter	0.0110
2nd quarter	0.0100
1st quarter	0.0090
2015
4th quarter	$0.0086
3rd quarter	0.0082
2nd quarter	0.0078
1st quarter	0.0074

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

Index	7/3/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Investar Holding Corporation	$100.00	$94.66	$98.58	$121.71	$108.19	$110.25	$125.27
Russell 3000	100.00	98.35	103.01	104.37	104.02	96.00	101.50
SNL U.S. Bank $500M-$1B	100.00	99.91	103.39	105.33	104.93	108.54	114.05

	3/31/2016	6/30/2016	9/30/2016	12/31/2016
Investar Holding Corporation	$104.79	$109.93	$109.72	$133.49
Russell 3000	105.48	108.25	113.01	117.77
SNL U.S. Bank $500M-$1B	115.54	121.59	129.90	159.16

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs (2)
October 1, 2016 to October 31, 2016	170	$15.22	-	279,554
November 1, 2016 to November 30, 2016	38,335	16.75	38,311	241,243
December 1, 2016 to December 31, 2016	78	17.86	-	241,243
	38,583	$16.74	38,311	241,243

(1)	Includes 272 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.
(2)

On February 19, 2015, the Company announced that its board of directors authorized the repurchase of up to 250,000 shares of the Company’s common stock in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws. In addition, on October 19, 2016, the Company announced that its board of directors authorized the repurchase of an additional 250,000 shares of the Company’s common stock under its stock repurchase plan.

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

Item 6. Selected Financial Data

The following table sets forth selected historical financial information and other data as of and for the years ended December 31, 2016, 2015, 2014, 2013, and 2012. As discussed in Item 1, Business, Investar Bank did not become a subsidiary of the Company until the completion of the share exchange in November 2013. Accordingly, the selected financial information below as of and for the year ended December 31, 2012 relates only to the operations of the Bank, while the selected financial information below as of and for the years ended December 31, 2016, 2015, 2014 and 2013 reflects the operations of the Company and the Bank on a consolidated basis. The selected financial information for the years ended December 31, 2016, 2015, 2014 and 2013 has been derived from the audited consolidated financial statements of the Company as of and for such years, other than the performance ratios, and the selected financial information for the year ended December 31, 2012 has been derived from the audited financial statements of Investar Bank as of and for such years, other than the performance ratios.

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

(In thousands, except share data)(1)	As of December 31,
	2016	2015	2014	2013	2012
Financial Condition Data
Total assets	$1,158,960	$1,031,555	$879,354	$634,946	$375,446
Total gross loans, net of allowance for loan losses	886,375	819,822	721,556	505,744	303,019
Allowance for loan losses	7,051	6,128	4,630	3,380	2,722
Investment securities	183,142	139,779	92,818	62,752	44,326
Goodwill and other intangible assets	3,234	3,175	3,216	3,257	2,828
Noninterest-bearing deposits	108,404	90,447	70,217	72,795	37,489
Interest-bearing deposits	799,383	646,959	557,901	459,811	262,181
Total deposits	907,787	737,406	628,118	532,606	299,670
Long-term borrowings	12,809	11,969	25,055	34,427	26,794
Total stockholders’ equity	$112,757	$109,350	$103,384	$55,483	$43,553

	As of and for the year ended December 31,
	2016	2015	2014	2013	2012
Income Statement Data
Interest income	$43,152	$37,340	$31,369	$22,472	$14,587
Interest expense	8,413	5,882	4,675	3,460	2,542
Net interest income	34,739	31,458	26,694	19,012	12,045
Provision for loan losses	2,079	1,865	1,628	1,026	685
Net interest income after provision	32,660	29,593	25,066	17,986	11,360
Noninterest income	5,468	8,344	5,860	5,354	3,625
Noninterest expense	26,639	27,353	24,384	19,024	11,645
Income before income taxes	11,489	10,584	6,542	4,316	3,340
Income tax expense	3,609	3,511	1,145	1,148	979
Net income	$7,880	$7,073	$5,397	$3,168	$2,361

	As of and for the year ended December 31,
	2016	2015	2014	2013	2012
Per Common Share Data
Basic earnings per share	$1.11	$0.98	$0.98	$0.86	$0.79
Diluted earnings per share	1.10	0.97	0.93	0.81	0.71
Dividends per share	0.04	0.03	0.04	0.05	0.05
Book value per share	15.88	15.05	14.24	14.06	13.56
Tangible book value per share(2)	15.42	14.62	13.79	13.24	12.68
Period end common shares outstanding	7,101,851	7,264,282	7,262,085	3,945,114	3,210,816
Basic weighted average common shares outstanding	7,107,187	7,214,045	5,533,514	3,667,929	2,998,087
Diluted weighted average common shares outstanding	7,149,834	7,258,008	5,777,302	3,923,375	3,302,661

Performance Ratios
Return on average assets	0.71%	0.77%	0.73%	0.64%	0.74%
Return on average equity	6.99	6.60	6.80	6.10	5.90
Net interest margin	3.32	3.61	3.85	4.10	4.04
Efficiency ratio(3)	66.25	68.72	74.90	78.07	74.32
Net interest income to average assets	3.14	3.42	3.63	3.83	3.77
Dividend payout ratio	3.80	3.26	3.93	5.44	5.84

Asset Quality Ratios
Nonperforming assets to total assets	0.52%	0.30%	0.69%	0.79%	0.62%
Nonperforming loans to total loans	0.22	0.32	0.54	0.30	0.02
Allowance for loan losses to total loans	0.79	0.82	0.74	0.67	0.94
Allowance for loan losses to nonperforming loans	356.16	254.16	138.61	227.00	5136.00
Net charge-offs to average loans	0.14	0.05	0.07	0.09	-0.12

Capital Ratios(4)
Total equity to total assets	9.73%	10.60%	11.76%	8.74%	11.60%
Tangible common equity to tangible assets(5)	9.48	10.32	11.43	8.27	10.93
Tier 1 capital to average assets	10.10	11.39	12.61	9.53	11.55
Common equity tier 1 capital ratio	11.40	11.67	NA	NA	NA
Tier 1 capital to risk-weighted assets	11.75	12.05	13.79	10.85	13.06
Total capital to risk-weighted assets	12.47	12.72	14.41	11.51	13.95

(1)

Selected consolidated financial data includes the effect of mergers from the date of each merger. On May 1, 2013, Investar Bank acquired FCB, a Louisiana state bank headquartered in Hammond, Louisiana, by merger of FCB with and into Investar Bank. On October 1, 2011, Investar Bank acquired SLBB, a Louisiana state bank headquartered in Prairieville, Louisiana, by merger of SLBB with and into Investar Bank. References in this document to assets purchased and liabilities assumed in the FCB and SLBB mergers reflect the fair value of such assets and liabilities on the date of acquisition, unless the context otherwise requires.

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

(4)

Beginning January 1, 2015, the capital ratios are calculated using the Basel III framework. Capital ratios for prior periods were calculated using the Basel I framework. The Common Equity Tier 1 capital ratio is a new ratio introduced under the Basel III framework. Please refer to the discussion of Basel III framework under the heading “Regulatory Capital Requirements” in Item 1, Business.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on the financial condition and results of operations of Investar Holding Corporation (the “Company,” “we,” “our,” or “us”) and its wholly-owned subsidiary, Investar Bank (the “Bank”). The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes and other supplemental information included herein. Certain risks, uncertainties and other factors, including those set forth under Item 1A, Risk Factors in Part I, and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statement appearing in this discussion and analysis.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, both in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements relating to our projected growth, anticipated future financial performance, financial condition, credit quality and performance goals, as well as statements relating to the anticipated effects on our business, financial condition and results of operations from expected developments, our growth, and potential acquisitions. These statements can typically be identified through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature.

Our forward-looking statements contained herein are based on assumptions and estimates that management believes to be reasonable in light of the information available at this time. However, many of these statements are inherently uncertain and beyond our control and could be affected by many factors. Factors that could have a material effect on our business, financial condition, results of operations, cash flows and future growth prospects can be found in Item 1A, Risk Factors. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•	business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate;
•	our ability to achieve organic loan and deposit growth, and the composition of that growth;
•	changes (or the lack of changes) in interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing;
•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;
•	our dependence on our management team and our ability to attract and retain qualified personnel;
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
•

hurricanes, floods, other natural disasters and adverse weather; oil spills and other man-made disasters; acts of terrorism, an outbreak of hostilities or other international or domestic calamities, acts of God and other matters beyond our control; and

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

Overview

Through our wholly-owned subsidiary Investar Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses in our primary areas of operation in South Louisiana: Baton Rouge, New Orleans, Lafayette, Hammond and their surrounding metropolitan areas. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. Our strategy includes organic growth through high quality loans and growth through acquisitions. We currently operate 10 full service branches. We have completed construction of one new branch in Gonzales, Louisiana in our Baton Rouge market area, and in September 2015, acquired land and a building for an additional branch in our New Orleans market area. We continue to focus on growing our deposit base in our markets. We completed acquisitions in 2011 and 2013 and regularly review acquisition opportunities.

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

Financial Condition and Results of Operations

Net income for the year ended December 31, 2016 totaled $7.9 million, or $1.10 per diluted share, compared to $7.1 million, or $0.97 per diluted share, for the year ended December 31, 2015. This represents a $0.8 million, or 11%, increase in net income. The increase can mainly be attributed to the Company’s year over year interest-earning asset growth.

Key components of the Company’s performance during the year ended December 31, 2016 are summarized below.

•	Total assets grew to $1.2 billion at December 31, 2016, an increase of 12% from $1.0 billion at December 31, 2015.

•	Total loans, excluding held for sale, net of allowance for loan losses at December 31, 2016 were $886.4 million, an increase of $147.1 million, or 20% compared to $739.3 million at December 31, 3015.

•

Total deposits were $907.8 million at December 31, 2016, an increase of $170.4 million, or 23%, compared to deposits of $737.4 million at December 31, 2015. Noninterest-bearing deposits increased $18 million, or 20%, to $108.4 million compared to $90.4 million at December 31, 2015.

•

Net interest income for the year ended December 31, 2016 was $34.7 million, an increase of $3.2 million, or 10%, compared to $31.5 million for the year ended December 31, 2015. This increase was mainly driven by organic growth in our interest-earning assets with an increase in net interest income of $5.0 million due to an increase in volume, offset by a $1.8 million decrease related to a reduction in yield compared the year ended December 31, 2015.

•	We hired a number of key bankers in the past few years, including experienced commercial lenders and their teams.

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

	As of and for the year ended December 31,
	2016	2015	2014	2013	2012
Total stockholders' equity - GAAP	$112,757	$109,350	$103,384	$55,483	$43,553
Adjustments:
Goodwill	2,684	2,684	2,684	2,684	2,684
Core deposit intangible	450	491	532	573	145
Trademark intangible	100	-	-	-	-
Tangible equity	$109,523	$106,175	$100,168	$52,226	$40,724

Total assets - GAAP	$1,158,960	$1,031,555	$879,354	$634,946	$375,446
Adjustments:
Goodwill	2,684	2,684	2,684	2,684	2,684
Core deposit intangible	450	491	532	573	145
Trademark intangible	100	-	-	-	-
Tangible assets	$1,155,726	$1,028,380	$876,138	$631,689	$372,617

Total shares outstanding	7,101,851	7,264,282	7,262,085	3,945,114	3,210,816
Book value per share	$15.88	$15.05	$14.24	$14.06	$13.56
Effect of adjustment	(0.46)	(0.43)	(0.45)	(0.82)	(0.88)
Tangible book value per share	$15.42	$14.62	$13.79	$13.24	$12.68
Total equity to total assets	9.73%	10.60%	11.76%	8.74%	11.60%
Effect of adjustment	(0.25)	(0.28)	(0.33)	(0.47)	(0.67)
Tangible equity to tangible assets	9.48%	10.32%	11.43%	8.27%	10.93%

Efficiency ratio(1)
Noninterest expense	$26,639	$27,353	$24,384	$19,024	$11,645
Net interest income	34,739	31,458	26,694	19,012	12,045
Noninterest income	5,468	8,344	5,860	5,354	3,625
Efficiency ratio	66.25%	68.72%	74.90%	78.07%	74.32%

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

Intangible Assets. Our intangible assets consist of goodwill, core deposit intangibles, and a trademark intangible that was acquired during the year ended December 31, 2016. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill and other intangible assets deemed to have an indefinite useful life are not amortized but instead are subject to review for impairment annually, or more frequently if deemed necessary, in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment. If impaired, the asset is written down to its estimated fair value. Core deposit intangibles representing the value of the acquired core deposit base are generally recorded in connection with business combinations involving banks and branch locations. Our policy is to amortize core deposit intangibles over the estimated useful life of the deposit base, either on a straight line basis not exceeding 15 years or an accelerated basis over 10 years. The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant revision of the remaining period of amortization. All of our core deposit intangibles are currently amortized on a straight-line basis over 15 years.

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

Discussion and Analysis of Financial Condition

Total assets were $1.2 billion at December 31, 2016, an increase of 12% from total assets of $1.0 billion at December 31, 2015. Our total assets of $1.0 billion at December 31, 2015 represents a 17% increase from total assets of $879.4 million at December 31, 2014. The growth experienced since December 31, 2014 can be attributed to organic growth of the Company through the hiring of a number of key bankers, including experienced commercial lenders.

Loans

General. Loans, excluding loans held for sale, constitute our most significant asset, comprising 77%, 72%, and 71% of our total assets at December 31, 2016, 2015, and 2014, respectively. Loans, excluding loans held for sale, increased $148.0 million, or 20%, to $893.4 million at December 31, 2016 from $745.4 million at December 31, 2015. Loans, excluding loans held for sale, increased $122.6 million, or 20%, to $745.4 million at December 31, 2015 from $622.8 million at December 31, 2014.

The table below sets forth the balance of loans, excluding loans held for sale, outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Mortgage loans on real estate:
Construction and land development	$90,737	10.2%	$81,863	11.0%	$71,350	11.4%	$63,170	12.5%	$20,271	7.0%
1-4 Family	177,205	19.8	156,300	21.0	137,519	22.1	104,685	20.8	54,813	19.0
Multifamily	42,759	4.8	29,694	4.0	17,458	2.8	14,286	2.8	1,750	0.6
Farmland	8,207	0.9	2,955	0.4	2,919	0.5	830	0.2	64	0.0
Commercial real estate
Owner- occupied	180,458	20.2	137,752	18.5	119,668	19.2	78,415	15.6	52,534	18.2
Nonowner- occupied	200,258	22.4	150,831	20.2	105,390	16.9	78,948	15.6	47,393	16.4
Commercial and industrial	85,377	9.6	69,961	9.4	54,187	8.7	32,665	6.5	15,319	5.3
Consumer	108,425	12.1	116,085	15.5	114,299	18.4	131,096	26.0	96,609	33.5
Total loans	$893,426	100.0%	$745,441	100.0%	$622,790	100.0%	$504,095	100.0%	$288,753	100.0%

As the table above indicates, we have experienced significant growth in all loan categories, with the exception of consumer, from 2014 to 2016. Our focus on a relationship-driven banking strategy and the hiring of experienced commercial lenders are the primary reasons for our loan growth from 2014 to 2016. The decrease in the consumer loan portfolio from 2014 to 2016 is primarily a result of pay-downs of portfolio loans. In addition, the Company announced in November 2015 that the Bank would be exiting the indirect auto loan origination business based on the operating performance of the business, in order to focus the Bank’s resources on relationship banking. The Bank discontinued accepting indirect auto loan applications on December 31, 2015, but continued to process and fund applications that were accepted on or before that date. Indirect auto loans represented approximately 85% of our total consumer loans at December 31, 2016. As a result, the Company expects its consumer loan portfolio as a percentage of the total loan portfolio to decrease over time.

At December 31, 2016, the Company’s total business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $265.8 million, an increase of $58.1 million, or 28%, compared to the business lending portfolio of $207.7 million at December 31, 2015. The business lending portfolio at December 31, 2015 increased $33.8 million, or 19%, compared to $173.9 million at December 31, 2014.

The following table sets forth loans outstanding at December 31, 2016, which, based on remaining scheduled repayments of principal, are due in the periods indicated, as well as the amount of loans with fixed and variable rates in each maturity range. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less.

(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Mortgage loans on real estate:
Construction and land development	$72,807	$10,404	$5,330	$1,700	$496	$90,737
1-4 Family	25,342	35,576	42,069	30,326	43,892	177,205
Multifamily	744	17,503	22,804	120	1,588	42,759
Farmland	3,478	21	2,766	1,942	-	8,207
Commercial real estate
Owner-occupied	14,770	47,487	71,952	36,130	10,119	180,458
Nonowner-occupied	18,365	94,444	60,603	26,846	-	200,258
Commercial and industrial	35,340	37,437	11,991	-	609	85,377
Consumer	1,990	72,193	33,745	377	120	108,425
Total loans	$172,836	$315,065	$251,260	$97,441	$56,824	$893,426
Amounts with fixed rates	$21,905	$305,003	$247,035	$97,441	$56,824	$728,208
Amounts with variable rates	150,931	10,062	4,225	-	-	165,218
Total loans	$172,836	$315,065	$251,260	$97,441	$56,824	$893,426

Loans Held for Sale. Loans held for sale, consisting of both consumer and mortgage loans, decreased $80.5 million, or 100%, to $0 at December 31, 2016. This decrease is mainly attributable to the reclassification of approximately $35.0 million of consumer loans from held for sale to the consumer portfolio during the fourth quarter of 2016. In addition, during the year ended December 31, 2016, the Company sold approximately $26.9 million of the consumer loans and $0.6 million of the mortgage loans that were held for sale at December 31, 2015. Loans held for sale were $80.5 million and $103.4 million at December 31, 2015 and 2014, respectively.

There were no consumer loans originated for sale during the year ended December 31, 2016. In the years ended December 31, 2015 and 2014, we originated $303.1 million, and $170.8 million, respectively, in consumer loans for sale, consisting of auto loans.

For the year ended December 31, 2016, we recognized gains from the sales of pools of our consumer loans of $0.4 million. For the year ended December 31, 2015, the gains from sales of pools of our consumer loans was $3.1 million, an increase over gains of $1.7 million from such sales for the year ended December 31, 2014, due primarily to the overall growth in consumer loan originations and our strategy to sell the majority of consumer loans originated during the year ended 2015. We have reclassified all remaining consumer loans previously held for sale into our consumer portfolio and no longer anticipate recognizing gains from the sales of these loans, as mentioned in Loans – General above.

In the years ended December 31, 2016 and 2015, we originated $0.5 million and $46.6 million, respectively, in mortgage loans for sale, and recognized $13,000 and $1.3 million, respectively, in gain on the sale of mortgage loans. Mortgage loans held for sale decreased $0.6 million, or 100%, to $0 at December 31, 2016 from $0.6 million at December 31, 2015. The decrease is due to our decreased mortgage operations, and we do not anticipate originating mortgage loans for sale in the future.

Historically, the one-to-four family mortgage loans not held in our portfolio were typically sold on a “best efforts” basis within 30 days after the loan was funded. This means that residential real estate originations are locked in at a contractual rate with a third-party investor or directly with government sponsored agencies, and we are obligated to sell the mortgage only if it is closed and funded. As a result, the risk we assume is conditioned upon loan underwriting and market conditions in the national mortgage market. Although loan fees and some interest income are derived from mortgage loans held for sale, our main source of income on these loans is gains from the loan sales in the secondary market which is recorded in gain on sale of loans on the consolidated statements of operations.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2016 and December 31, 2015, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 16% of our total assets at December 31, 2016 and totaled $183.1 million at December 31, 2016, an increase of $43.3 million, or 31%, from $139.8 million at December 31, 2015. The investment securities balance at December 31, 2015 represents a $47.0 million, or 51%, increase from $92.8 million at December 31, 2014. The increase in investment securities at December 31, 2016 compared to December 31, 2015 and 2014 resulted from purchases of multiple investment types in our current portfolio using excess funds not used in lending.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	December 31, 2016		December 31, 2015		December 31, 2014
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. government agencies and corporations	$29,490	16.1%	$30,460	21.8%	$8,339	9.0%
Obligations of state and political subdivisions	40,831	22.3	35,515	25.4	26,811	28.9
Corporate bonds	14,968	8.2	14,824	10.6	5,419	5.8
Residential mortgage-backed securities	94,703	51.7	55,899	40.0	50,224	54.1
Commercial mortgage-backed securities	2,444	1.3	1,989	1.4	1,491	1.6
Equity securities	706	0.4	1,092	0.8	534	0.6
Total investment securities	$183,142	100.0%	$139,779	100.0%	$92,818	100.0%

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

In the year ended December 31, 2016, we purchased $87.3 million of investment securities, compared to purchases of $88.6 million and $72.2 million of investment securities during the years ended December 31, 2015 and 2014, respectively. We increased our purchases of securities in 2015, which continued throughout 2016, primarily to increase the amount of liquidity on our balance sheet and also to reposition the portfolio to take advantage of an anticipated rising interest rate environment. Mortgage-backed securities represented 65%, 42%, and 87% of the available for sale securities we purchased in 2016, 2015, and 2014, respectively. Of the remaining securities purchased in 2016, 2015 and 2014, 20%, 29% and 6%, respectively, were U.S. government agency securities, while 2%, 16%, and 3%, respectively, were municipal securities. We only purchase corporate bonds that are investment grade securities issued by seasoned corporations.

Typically, our investment securities are available for sale. There were no purchases of held to maturity securities during the year ended December 31, 2016. Our purchases of held to maturity securities comprised only 6% of our total investment purchases in 2015 and consisted only of mortgage-backed securities. Our purchases of held to maturity securities comprised 23% of our total investment purchases in 2014 and mainly consisted of U.S. government agency securities.

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio as of December 31, 2016 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of states and political subdivisions	$685	7.17%	$3,095	7.17%	$2,745	7.17%	$6,451	4.38%
Residential mortgage-backed securities	-	-	-	-	-	-	7,115	2.74
Available for sale:
Obligations of other U.S. government agencies and corporations	-	-	1,346	2.61	5,819	2.42	22,644	2.32
Obligations of states and political subdivisions	853	1.31	4,391	2.15	4,121	3.06	20,266	4.05
Corporate bonds	900	1.90	4,772	2.29	9,370	3.28	250	4.00
Residential mortgage-backed securities	-	-	-	-	5,343	2.31	82,952	2.18
Commercial mortgage-backed securities	-	-	-	-	2,520	2.14	-	-
	$2,438		$13,604		$29,918		$139,678

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 35%.

Premises and Equipment

Bank premises and equipment increased $1.1 million, or 3.6%, to $31.7 million at December 31, 2016 from $30.6 million at December 31, 2015. In September 2016, the Bank purchased the second floor of the building in which its executive and operations center is located, which is the primary reason for the increase. Bank premises and equipment increased $2.1 million, or 7%, to $30.6 million at December 31, 2015 from $28.5 million at December 31, 2014. The construction of a new branch location in Gonzales, Louisiana and the purchase of potential future branch locations in Jefferson and Calcasieu Parishes are the primary reasons for this increase.

Deferred Tax Asset

At December 31, 2016, the net deferred tax asset was $2.9 million, compared to $1.9 million and $1.1 million, respectively, at December 31, 2015 and 2014. The increase is mainly attributable to the $0.8 million increase in the deferred tax asset related to the increase in the unrealized loss in the available for sale securities portfolio resulting from an increase in interest rates, and the $0.6 million increase related to the provision for loan losses.

The Bank acquired net operating loss carryforwards as a result of the acquisitions of both SLBB and FCB. At December 31, 2016, we held approximately $0.9 million in net operating loss carryforwards, which expire in 2033. U.S. tax law imposes annual limitations under Internal Revenue Code Section 382 on the amount of net operating loss carryforwards that may be used to offset federal taxable income. Under these laws, we may apply up to approximately $0.1 million to offset our taxable income each year through 2023. In addition to this limitation, our ability to utilize net operating loss carryforwards depends upon the Company generating taxable income. Given the substantial amount of time before our net operating loss carryforwards begin to expire, we currently expect to utilize these net operating loss carryforwards in full before their expiration.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at December 31, 2016, 2015 and 2014 (dollars in thousands).

	December 31, 2016		December 31, 2015		December 31, 2014
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$108,404	11.9%	$90,447	12.3%	$70,217	11.2%
NOW accounts	171,556	18.9	140,503	19.0	116,644	18.6
Money market deposit accounts	123,079	13.6	96,113	13.0	77,589	12.3
Savings accounts	52,860	5.8	53,735	7.3	53,332	8.5
Time deposits	451,888	49.8	356,608	48.4	310,336	49.4
Total deposits	$907,787	100%	$737,406	100%	$628,118	100%

Total deposits were $907.8 million at December 31, 2016, an increase of $170.4 million, or 23%, from total deposits of $737.4 million at December 31, 2015. Total deposits at December 31, 2015 increased $109.3 million, or 17%, from total deposits of $628.1 million at December 31, 2014. The increase in deposits at December 31, 2016 compared to December 31, 2015 and 2014 resulted from organic growth in all of our markets.

The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at December 31, 2016 and 2015 (dollars in thousands).

	December 31,
	2016		2015
Time remaining until maturity:	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Three months or less	$59,639	$100	$4,312	$363
Over three months through six months	25,695	358	10,039	-
Over six months through twelve months	20,327	660	12,809	103
Over one year through three years	65,865	1,388	5,272	438
Over three years	8,684	297	1,468	-
	$180,210	$2,803	$33,900	$904

Borrowings

Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bankshares, Inc. (“FNBB”) and The Independent Bankers Bank (“TIB”), and junior subordinated debentures. In addition, in June 2016, the Company entered into a loan agreement with TIB providing for a $20.0 million secured, revolving line of credit maturing June 27, 2018, as further described under the heading Liquidity and Capital Resources. Other borrowings on the consolidated balance sheets consist of the balance on our secured revolving line of credit with TIB, which was $1.0 million at December 31, 2016. There were no funds drawn on the unsecured lines of credit at December 31, 2016 or 2015. Our advances from the FHLB were $82.8 million at December 31, 2016, a decrease of $44.7 million, or 35%, from FHLB advances of $127.5 million at December 31, 2015. Securities sold under agreements to repurchase remained consistent at $39.1 million at both December 31, 2016 and 2015. The $3.6 million in junior subordinated debt at December 31, 2016 and 2015 represents the junior subordinated debentures that we assumed in connection with our acquisition of FCB. The Company decreased its overall borrowings by $43.7 million with funds from organic growth in deposits.

Securities sold under agreements to repurchase increased $26.8 million to $39.1 million at December 31, 2015 from $12.3 million at December 31, 2014 primarily as a result of increased agreements with one customer. Our advances from the FHLB were $127.5 million at December 31, 2015, an increase of $1.7 million, or 1%, from FHLB advances of $125.8 million at December 31, 2014.

The average balances and cost of funds of short-term borrowings at December 31, 2016, 2015 and 2014 are summarized in the table below (dollars in thousands).

	Average Balances			Cost of Funds
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
Federal funds purchased and other short-term borrowings	$80,638	$41,906	$16,521	1.12%	0.20%	0.16%
Securities sold under agreements to repurchase	27,701	19,064	11,828	0.20	0.20	0.23
Total short-term borrowings	$108,339	$60,970	$28,349	0.88%	0.20%	0.19%

Results of Operations

Performance Summary

2016 vs. 2015. For the year ended December 31, 2016, net income was $7.9 million, or $1.11 per basic share and $1.10 per diluted share, compared to net income of $7.1 million, or $0.98 per basic share and $0.97 per diluted share, for the year ended December 31, 2015. The increase in our net income was primarily driven by higher levels of net interest income resulting from strong organic loan growth, offset, in part, by a decrease in yields on interest-earning assets and an increase in the cost of funds. Return on average assets decreased to 0.71% for the year ended December 31, 2016 from 0.77% for the year ended December 31, 2015, mainly as a result of a decrease in noninterest income, lower yields on interest-earning assets, and an increased cost of funds. Return on average equity was 7.0% for the year ended December 31, 2016 compared to 6.6% for the year ended December 31, 2015.

2015 vs. 2014. For the year ended December 31, 2015, net income was $7.1 million, or $0.98 per basic share and $0.97 per diluted share, compared to net income of $5.4 million, or $0.98 per basic share and $0.93 per diluted share, for the year ended December 31, 2014. The increase in our net income was primarily driven by higher levels of net interest income resulting from strong organic loan growth, offset, in part, by a decrease in yields on interest-earning assets. Return on average assets increased to 0.77% for the year ended December 31, 2015 from 0.73% for the year ended December 31, 2014 primarily as a result of increases in interest income and noninterest income. Return on average equity was 6.6% for the year ended December 31, 2015 compared to 6.8% for the year ended December 31, 2014. This decrease is attributable to the increase in average equity in 2015 as a result of the Company’s initial public offering in July 2014.

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

2016 vs. 2015. Net interest income increased 10.4% to $34.7 million for the year ended December 31, 2016 from $31.5 million for the same period in 2015. Net interest margin was 3.32% for the year ended December 31, 2016, down 29 basis points from 3.61% for the year ended December 31, 2015. The increase in net interest income resulted from increases in the volume of interest-earning assets, offset by declines in the rate earned on interest-earning assets and an increase in the volume of interest-bearing liabilities, as well as an increase in the rate paid on such liabilities. These changes were driven by organic loan and deposit growth and the current interest rate environment. For the year ended December 31, 2016, average loans and average investment securities increased approximately $108.3 million and $57.8 million, respectively, compared to the same period in 2015, while average interest-bearing deposits and average short- and long-term borrowings increased approximately $129.5 million and $33.7 million, respectively.

Interest income was $43.2 million for the year ended December 31, 2016 compared to $37.3 million for the same period in 2015. Loan interest income made up substantially all of our interest income for the years ended December 31, 2016 and 2015. Interest on our commercial real estate loans, one-to-four family residential real estate loans and consumer loans constituted the three largest components of our loan interest income for the years ended December 31, 2016 and 2015 at 75% and 77%, respectively, for such periods. The prolonged low interest rate environment contributed to a lower yield on earning assets, offset by the increases in interest-earning assets, described above. The overall yield on interest-earning assets decreased 17 basis points to 4.12% for the year ended December 31, 2016 as compared to 4.29% for the same period in 2015. The loan portfolio yielded 4.55% for the year ended December 31, 2016 as compared to 4.65% for the year ended December 31, 2015, while the yield on the investment portfolio was 2.27% for the year ended December 31, 2016 compared to 2.22% for the year ended December 31, 2015.

Interest expense was $8.4 million for the year ended December 31, 2016, an increase of $2.5 million compared to interest expense of $5.9 million for the year ended December 31, 2015, as a result of an increase in volume of interest-bearing liabilities and a slight increase in cost. Average interest-bearing liabilities increased approximately $163.2 million for the year ended December 31, 2016 compared to the same period in 2015 as a result of our organic deposit growth as well as increased borrowings. The cost of interest-bearing liabilities increased 13 basis points to 0.95% for the year ended December 31, 2016 compared to the same period in 2015, primarily as a result of an increase in the cost of short-term borrowings.

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

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category as of and for the years ended December 31, 2016, 2015 and 2014. Averages presented below are daily averages (dollars in thousands).

	As of and for the year ended December 31,
	2016			2015			2014
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$862,340	$39,380	4.55%	$754,056	$35,076	4.65%	$601,238	$29,979	4.99%
Securities:
Taxable	129,251	2,878	2.22	80,516	1,741	2.16	66,384	945	1.42
Tax-exempt	27,171	687	2.52	18,077	448	2.48	12,652	394	3.11
Interest-earning balances with banks	26,196	207	0.79	18,136	75	0.41	13,060	51	0.39
Total interest-earning assets	1,044,958	43,152	4.12	870,785	37,340	4.29	693,334	31,369	4.52
Cash and due from banks	7,463			5,611			5,668
Intangible assets	3,231			3,194			3,235
Other assets	54,951			46,313			36,617
Allowance for loan losses	(6,891)			(5,636)			(3,877)
Total assets	$1,103,712			$920,267			$734,977
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$257,888	$1,690	0.65%	$222,730	$1,402	0.63%	$173,715	$1,078	0.62%
Savings deposits	52,753	353	0.67	54,240	367	0.68	52,881	361	0.68
Time deposits	439,423	5,139	1.17	343,638	3,481	1.01	288,837	2,834	0.98
Total interest-bearing deposits	750,064	7,182	0.95	620,608	5,250	0.85	515,433	4,273	0.83
Short-term borrowings	108,339	956	0.88	60,970	296	0.49	28,349	54	0.19
Long-term debt	23,092	275	1.19	36,712	336	0.92	39,376	348	0.88
Total interest-bearing liabilities	881,495	8,413	0.95	718,290	5,882	0.82	583,158	4,675	0.80
Noninterest-bearing deposits	97,948			85,635			67,639
Other liabilities	11,793			9,256			4,809
Stockholders’ equity	112,476			107,086			79,371
Total liabilities and stockholders’ equity	$1,103,712			$920,267			$734,977
Net interest income/net interest margin		$34,739	3.32%		$31,458	3.61%		$26,694	3.85%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Nonaccrual loans were included in the computation of average loan balances but carry a zero yield. The yields include the effect of loan fees, $1.7 million, $1.5 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, and discounts and premiums that are amortized or accreted to interest income or expense.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the year ended December 31, 2016 compared to the year ended December 31, 2015 (dollars in thousands):

	Year ended December 31, 2016 vs. Year ended December 31, 2015
	Volume	Rate	Net(1)

Interest income:
Loans	$5,051	$(747)	$4,304
Securities:
Taxable	1,057	80	1,137
Tax-exempt	226	13	239
Interest-earning balances with banks	33	99	132
Total interest-earning assets	6,367	(555)	5,812
Interest expense:
Interest-bearing demand deposits	222	66	288
Savings deposits	(10)	(4)	(14)
Time deposits	973	685	1,658
Short-term borrowings	230	430	660
Long-term debt	(125)	64	(61)
Total interest-bearing liabilities	1,290	1,241	2,531
Change in net interest income	$5,077	$(1,796)	$3,281

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Noninterest Income

Noninterest income includes, among other things, fees generated from our deposit services, gains on the sales of consumer and mortgage loans, fixed assets and securities, and servicing fees and fee income on serviced loans. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.

2016 vs. 2015. Total noninterest income decreased $2.9 million, or 34.5%, to $5.5 million for the year ended December 31, 2016 compared from $8.3 million for the year ended December 31, 3015. The decrease is primarily due to the $4.0 million decrease in the gain on sale of loans, offset by a $1.3 million increase in gain on sale of fixed assets.

Servicing fees and fee income on serviced loans is the largest component of our noninterest income for the year ended December 31, 2016. Servicing fees and fee income on serviced loans decreased $0.4 million, or 17.9%, to $2.1 million, for the year ended December 31, 2016. This decrease is a result of the Bank exiting the indirect auto loan origination business at the end of 2015. Since the Bank did not originate auto loans for sale during the year ended December 31, 2016, the servicing portfolio, which experienced regularly scheduled paydowns, was not replaced with new loans. We expect servicing fees and fee income on serviced loans to decrease over time until all serviced loans are paid off.

Gain on sale of fixed assets was $1.3 million for the year ended December 31, 2016 compared to $15,000 for the year ended December 31, 2015. The $1.3 million gain on sale of fixed assets was recognized for the sale of the land and building of one of the Bank’s branch locations to a healthcare company during the second quarter of 2016.

Gain on sale of loans decreased $4.0 million, or 90%, to $0.4 million for the year ended December 31, 2016 from $4.4 million for the year ended December 31, 2015. Since exiting the indirect auto loan origination business at the end of 2015, the Bank has experienced decreased loan sales and has ceased originations of consumer loans held for sale. Therefore, we expect the gain on sale of loans to diminish over time. We do not anticipate any sales of our consumer loans in 2017.

Service charges on deposit accounts include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item charges and overdraft fees. Service charges on deposits decreased 9.7% to $343,000 for the year ended December 31, 2016 compared to $380,000 for the same period in 2015 as a result of decreases in NSF and treasury management fees charged.

Gains on the sale of investment securities for the year ended December 31, 2016 decreased 9.4%, to $443,000 from $489,000 for the same period in 2015. We sold approximately $15.5 million in securities for the year ended December 31, 2016 compared to sales of $27.2 million for the year ended December 31, 2015.

Gains on the sale of other real estate owned for the year ended December 31, 2016 increased $0.1 million, or 112.4%, to $13,000  from a loss of $0.1 million for the same period in 2015. We sold approximately $0.5 million of other real estate owned for the year ended December 31, 2016, compared to sales of $2.9 million for the year ended December 31, 2015.

Other operating income, which consists of ATM fees, wire fees, credit card fees, and changes in the cash surrender value of bank-owned life insurance policies, among other things, was $0.9 million for the year ended December 31, 2016 compared to $0.7 million for the same period in 2015. The increase is mainly attributable to a $0.2 million increase in the cash surrender value of bank-owned life insurance policies.

2015 vs. 2014. Total noninterest income increased $2.4 million, or 42%, to $8.3 million for the year ended December 31, 2015 compared to $5.9 million for the year ended December 31, 2014. The increase is mainly due to the $1.7 million increase in servicing fees and fee income on serviced loans and the $0.9 million increase in gain on sale of consumer loans.

Gain on sale of loans is the largest component of our noninterest income for the years ended December 31, 2015 and 2014. Gain on sale of loans increased $1.0 million to $4.4 million for the year ended December 31, 2015 from $3.4 million for the year ended December 31, 2014. These gains were generated by sales of mortgage loans and pools of our consumer loans and increased from the prior year as a result of the growth in our consumer loan originations and sales. The gain on sale of loans recognized for the year ended December 31, 2015 directly related to sales of auto loans was $3.1 million, compared to $1.7 million for the year ended December 31, 2014.

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

Gains on the sale of other real estate owned for the year ended December 31, 2015 decreased $0.3 million, or $150%, resulting in a loss of $0.1 million compared to a gain of $0.2 million for the same period in 2014. We sold approximately $2.9 million of other real estate owned for the year ended December 31, 2015, compared to sales of $1.3 million for the year ended December 31, 2014.

Servicing fees and fee income on serviced loans was $2.5 million for the year ended December 31, 2015, an increase of $1.6 million, or 187%, compared to $0.9 million for the same period in 2014. This increase is a direct result of the increase in the sales of consumer loan pools and the corresponding growth in our servicing portfolio.

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

2016 vs. 2015. Total noninterest expense was $26.6 million for the year ended December 31, 2016, a decrease of $0.7 million, or 2.6%, from $27.4 million for the year ended December 31, 2015. This decrease was mainly the result of a $0.9 million decrease in other operating expenses and a $0.8 million decrease in salaries and employee benefits, offset by increases in professional fees and customer reimbursements that were paid to certain customers during the year. The decrease in both other operating expenses and salaries and benefits is directly related to the Bank’s exit of the indirect auto loan origination business at the end of 2015.

Salaries and employee benefits decreased $0.8 million, or 4.8%, to $15.6 million for the year ended December 31, 2016, compared to $16.4 million for the year ended December 31, 2015. Staff levels decreased to 152 full-time equivalent employees at December 31, 2016 compared to 168 full-time equivalent employees at December 31, 2015, primarily as a result of the Bank’s exit from the auto loan origination business.

Occupancy expense increased 4.6% to $995,000 for the year ended December 31, 2016 from $951,000 for the year ended December 31, 2015. This increase is primarily attributable to repair and maintenance costs for existing Bank premises.

Professional fees increased $0.2 million, or 17%, to $1.3 million for the year ended December 31, 2016 from $1.1 million for the year ended December 31, 2015. This increase is attributable to fees incurred as a result of transferring a commercial real estate loan to other real estate during the fourth quarter of 2016.

Other operating expenses include security, business development, FDIC and OFI assessments, bank shares tax, charitable contributions, personnel training and development, filing fees and duplicating costs. Other operating expenses decreased $0.9 million, or 16%, to $4.8 million for the year ended December 31, 2016 from $5.7 million for the same period in 2015. The decrease is directly related to the Bank’s exit from the indirect auto loan origination business at the end of 2015.

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

Salaries and employee benefits increased $1.8 million, or 13%, to $16.4 million for the year ended December 31, 2015, compared to $14.6 million for the year ended December 31, 2014. Staff levels decreased to 168 full-time equivalent employees at December 31, 2015 compared to 179 full-time equivalent employees at December 31, 2014. The decrease in staffing did not occur until late in the second half of 2015 with the restructuring of certain departments. In addition, in May 2014, the Company became self-insured for a substantial portion of its potential claims. The Company recognizes these costs, up to a specified deductible limit, in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not yet reported. Costs related to these claims increased $0.6 million for the year ended December 31, 2015 compared to the same period 2014. Also, the Company incurred severance expense of approximately $0.2 million related to the restructuring of certain departments, including the Bank’s exit from the indirect auto loan origination business at the end of 2015.

Occupancy expense increased 14% to $1.0 million for the year ended December 31, 2015 from $0.8 million for the year ended December 31, 2014. This increase is primarily attributable to the costs associated with our newest branch in Baton Rouge, which opened in the third quarter of 2014.

Data processing expenses increased 17% to $1.5 million for the year ended December 31, 2015 from $1.3 million for the year ended December 31, 2014. This increase is primarily a result of organic growth of our loans and deposits. Data processing expenses are also related to the number of consumer loans that we service, and fluctuations in this portfolio will affect the amount of data processing expense.

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

Income Tax Expense

Income tax expense for the year ended December 31, 2016 was $3.6 million compared to $3.5 million at December 31, 2015. The effective tax rate for the years ended December 31, 2016 and 2015 was 31% and 33%, respectively. The Company recorded a $0.1 million tax benefit during the third quarter of 2016 related to the filing of its 2015 tax return which contributed to the lower effective tax rate for the year ended December 31, 2016.

Income tax expense for the year ended December 31, 2015 was $3.5 million, compared to $1.1 million for the year ended December 31, 2014. The effective tax rate for the years ended December 31, 2015 and 2014 was 33% and 18%, respectively. The increase in the effective tax rate is mainly due to the Company’s utilization of its Historic Rehabilitation Tax Credit for the year ended December 31, 2014.

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

At December 31, 2016 and December 31, 2015, there were no loans classified as doubtful or loss, while there were $3.7 million and $6.7 million, respectively, of loans classified as substandard, and $0.6 million and $1.4 million, respectively, of loans classified as special mention as of such dates. Of our substandard and special mention loans at December 31, 2016 and December 31, 2015, $0.6 million and $1.6 million, respectively, were acquired in the FCB acquisition and marked to fair value at the time of their acquisition. At December 31, 2014, we had no doubtful or loss loans, and we had substandard and special mention loans of $5.6 million and $0.5 million, respectively.

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

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC Topic 450, Contingencies. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC Topic 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $7.1 million at December 31, 2016, up from $6.1 million at December 31, 2015 and $4.6 million at December 31, 2014, as we increased our loan loss provisioning to reflect our organic loan growth.

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

Impaired loans at December 31, 2016 were $4.4 million, including impaired loans acquired in the FCB acquisition in the amount of $1.7 million, compared to $4.0 million, including impaired loans acquired in the FCB acquisition in the amount of $1.5 million, at December 31, 2015. Impaired loans were $3.6 million, including impaired loans acquired in the FCB acquisition in the amount of $1.3 million, at December 31, 2014. At December 31, 2016 and December 31, 2015, $0.4 million and $0.2 million, respectively, of the allowance for loan losses were specifically allocated to impaired loans, while $0.1 million of the allowance was specifically allocated to such loans at December 31, 2014.

The provision for loan losses is a charge to income in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the year ended December 31, 2016 and 2015, the provision for loan losses was $2.1 million and $1.9 million, respectively, up from $1.6 million in 2014. The increase is due primarily to the overall growth in our loan portfolio, including our commercial real estate loans.

Acquired SLBB loans had a carrying value of $31.3 million and a fair value of $31.5 million on the acquisition date, while acquired FCB loans had a carrying value of $78.4 million and a fair value of $77.5 million on the acquisition date. Acquired loans that are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. Because ASC 310-30 does not permit carry over or recognition of an allowance for loan losses, we may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses if future cash flows deteriorate below initial projections. We did not increase the allowance for loan losses for loans accounted for under ASC 310-30 during 2016, 2015 or 2014. There was no provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 for the years ended December 31, 2016, 2015 and 2014.

The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	December 31,
	2016	2015	2014	2013	2012
Mortgage loans on real estate:
Construction and development	$579	$644	$526	$420	$276
1-4 Family	1,377	1,213	909	567	415
Multifamily	355	246	137	101	18
Farmland	60	22	18	4	-
Commercial real estate	2,499	2,156	1,571	992	977
Commercial and industrial	759	513	390	397	332
Consumer	1,422	1,334	1,079	899	704
Total	$7,051	$6,128	$4,630	$3,380	$2,722

The following table presents the amount of the allowance for loan losses allocated to each loan category as a percentage of total loans as of the dates indicated.

	December 31,
	2016	2015	2014	2013	2012
Mortgage loans on real estate:
Construction and development	0.06%	0.09%	0.09%	0.08%	0.10%
1-4 Family	0.15	0.16	0.15	0.11	0.14
Multifamily	0.04	0.03	0.02	0.02	0.01
Farmland	0.01	-	-	-	-
Commercial real estate	0.28	0.29	0.25	0.20	0.33
Commercial and industrial	0.09	0.07	0.06	0.08	0.12
Consumer	0.16	0.18	0.17	0.18	0.24
Total	0.79%	0.82%	0.74%	0.67%	0.94%

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

	Year ended December 31,
	2016	2015	2014	2013	2012
Allowance at beginning of period	$6,128	$4,630	$3,380	$2,722	$1,746
Provision for loan losses	2,079	1,865	1,628	1,026	685
Charge-offs:
Mortgage loans on real estate:
Construction and development	(27)	(17)	-	-	-
1-4 Family	(57)	(78)	(123)	-	-
Multifamily	-	-	-	-	(15)
Commercial real estate	(526)	-	(3)	-	-
Commercial and industrial	-	(58)	(16)	(118)	-
Consumer	(618)	(477)	(317)	(271)	(166)
Total charge-offs	(1,228)	(630)	(459)	(389)	(181)
Recoveries
Mortgage loans on real estate:
Construction and development	14	25	1	-	-
1-4 Family	13	12	4	-	-
Commercial real estate	1	1	1	-	448
Commercial and industrial	20	197	17	-	2
Consumer	24	28	58	21	22
Total recoveries	72	263	81	21	472
Net (charge-offs) recoveries	(1,156)	(367)	(378)	(368)	291
Balance at end of period	$7,051	$6,128	$4,630	$3,380	$2,722

Net charge-offs to:
Loans - average	0.14%	0.05%	0.07%	0.09%	-0.12%
Allowance for loan losses	16.39%	5.99%	8.16%	10.89%	-10.69%
Allowance for loan losses to:
Total loans	0.79%	0.82%	0.74%	0.67%	0.94%
Nonperforming loans	356%	254%	139%	227%	5136%

The allowance for loan losses to total loans ratio decreased to 0.79% at December 31, 2016 compared to 0.82% at December 31, 2015. The allowance for loan losses to nonperforming loans ratio increased to 356% at December 31, 2016 from 254% at December 31, 2015 as the result of a $0.4 million decrease in nonperforming loans and a $1.0 million increase in the allowance for loan losses. The increase in the ratio of the allowance for loan losses to nonperforming loans at December 31, 2015 compared to December 31, 2014 was due to a $0.9 million decrease in nonperforming loans.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the year ended December 31, 2016 were $1.2 million, or 0.14% of the average loan balance. Net charge-offs for each of the years ended December 31, 2015 and 2014 were $0.4 million, equal to 0.05% and 0.07%, respectively, of the average loan balance for the respective periods. For the years ended December 31, 2016, 2015 and 2014, the majority of our charge-offs were indirect consumer loans. Net charge-offs of our indirect consumer loans as a percentage of average indirect consumer loans for the years ended December 31, 2016, 2015 and 2014 were 0.4%, 0.26% and 0.16%, respectively.

As a result of the flooding that occurred during the third quarter of 2016, the Company instituted a 90-day loan deferral program for customers who were impacted by the flood and has allocated a portion of its general reserves to the potential impact as a result of the flood. The Company placed approximately $23.5 million, or 2.8% of the total loan portfolio on a 90-day deferral plan during the third quarter of 2016. As these loans transition from a deferred status, the Company continues to assess the impact the flooding may have on the region and its loan portfolio to determine the need for specific or additional general reserves.

Management believes the allowance for loan losses at December 31, 2016 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

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

There were eighteen loans classified as TDRs at December 31, 2016 that totaled approximately $2.4 million compared to eleven credits totaling $2.2 million at December 31, 2015. Sixteen of the eighteen TDRs were acquired. Eight of the restructured loans were considered TDRs due to a modification of terms through adjustments to maturity, nine of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to a modification of terms through principal payment forbearance, paying interest only for a specified period of time. As of December 31, 2016, all TDRs were performing under their modified terms. As of December 31, 2015, three of the restructured loans with a balance of $0.5 million were in default of their modified terms and had been placed on nonaccrual. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is evaluated by applying qualitative factors.

The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	December 31,
	2016	2015	2014	2013	2012
Nonaccrual loans	$1,978	$2,411	$3,340	$1,489	$53
Accruing loans past due 90 days or more	1	-	-	-	-
Total nonperforming loans	1,979	2,411	3,340	1,489	53
Restructured loans	2,399	1,629	226	815	-
Total nonperforming and restructured loans	$4,378	$4,040	$3,566	$2,304	$53
Interest income recognized on nonperforming and restructured loans	169	174	105	100	2
Interest income foregone on nonperforming and restructured loans	159	252	169	281	4

Of the total nonaccrual loans at December 31, 2016 and 2015, $0.5 million, and $1.1 million, respectively, were acquired. We had $1.1 million in nonaccrual loans acquired through acquisition at December 31, 2014. Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 0.22%, 0.32%, and 0.54% of total loans at December 31, 2016, 2015 and 2014, respectively.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Other real estate owned with a cost basis of $0.5 million and $2.9 million was sold during the years ended December 31, 2016 and 2015, respectively, resulting in a net gain of $13,000 and a net loss of $0.1 million for the respective period, compared to a cost basis of $1.3 million and a net gain of $0.2 million at December 31, 2014. At December 31, 2016, $0.3 million of our other real estate owned was related to prior acquisitions compared to $0.6 million at December 31, 2015.

The following table provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	December 31, 2016	December 31, 2015

Construction and development	$270	$616
1-4 Family	-	109
Commercial real estate	3,795	-
Total other real estate owned	$4,065	$725

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Year ended	Year ended
	December 31, 2016	December 31, 2015
Balance, beginning of period	$725	$2,735
Transfers from loans	3,795	950
Transfers from acquired loans	80	55
Sales of other real estate owned	(528)	(2,961)
Write-downs	(7)	(54)
Balance, end of period	$4,065	$725

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, four to six months, seven to twelve months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At December 31, 2016, the Bank was within the policy guidelines for asset/liability management.

The following table depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels for the periods presented.

As of December 31, 2016
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+300	(6.40)%
+200	(4.10)%
+100	(2.10)%
-100	5.60%
-200	3.20%
-300	3.00%

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At December 31, 2016 and 2015, 76% and 69% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings (such as FHLB advances), which impacts their liquidity. At December 31, 2016, securities with a carrying value of $77.5 million were pledged to secure deposits or borrowings, compared to $88.1 million in pledged securities as of December 31, 2015.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2016, the balance of our outstanding advances with the FHLB was $82.8 million, a decrease from $127.5 million at December 31, 2015. The total amount of the remaining credit available to us from the FHLB at December 31, 2016 was $344.1 million. Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements collateralized by U.S. Treasury and agency securities. We had $39.1 million of repurchase agreements outstanding as of December 31, 2016 and 2015. We maintain unsecured lines of credit with other commercial banks totaling $55.0 million. These lines of credit are Fed Funds lines of credit and are used for overnight borrowing only. There were no outstanding balances on our unsecured lines of credit at December 31, 2016 or 2015.

In addition, on June 27, 2016, we entered into a loan agreement (“Agreement”) with TIB providing for a $20.0 million revolving line of credit maturing June 27, 2018. Borrowings bear interest, payable quarterly, at a fixed rate per annum equal to the U.S. prime rate on June 27, 2016 (3.5%); provided, however, that on June 27, 2017, the rate will be adjusted to a fixed rate of interest equal to the prime rate on such date. The revolving line of credit is secured by a first priority security interest in all of the capital stock of Investar Bank and a security interest in all property of Investar Bank held by the lender. At December 31, 2016, we had $1.0 million outstanding on our secured line of credit.

The Agreement for the revolving line of credit contains customary representations, warranties, affirmative covenants and events of default, and also contains a number of negative covenants, including, but not limited to, restrictions on mergers and similar transactions, restrictions on liens, and a prohibition on the payment of dividends or repurchase of stock during an event of default. The agreement also contains financial covenants, including requiring that Investar Bank maintain (i) a Tier 1 Leverage Ratio and a Common Equity Tier 1 Ratio not less than 7.5% at all times, (ii) a Tier 1 Capital Ratio and a Total Capital Ratio not less than 9.5% at all times, (iii) a return on average assets of no less than 0.70% as of the end of each fiscal quarter, annualized on a year-to-date basis, (iv) Classified Assets (as defined in the Agreement) at no more than 35% of Investar Bank’s Tier 1 Capital plus allowance for loan and lease losses, and (v) a total loans to total assets ratio of no more than 85% at all times.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. We do not hold any brokered deposits, as defined for federal regulatory purposes, although we do hold QwikRate® deposits, included in our time deposit balances, which we obtain via the internet to address liquidity needs when rates on such deposits compare favorably with deposit rates in in our markets. At December 31, 2016, we held $123.2 million of QwikRate® deposits, up from $79.3 million at December 31, 2015.

The following tables presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the years ended December 31, 2016 and 2015.

	Percentage of Total Average Deposits		Cost of Funds
	Year ended December 31,		Year ended December 31,
	2016	2015	2016	2015
Noninterest-bearing demand	10%	11%	-%	-%
Interest-bearing demand	26	28	0.65	0.63
Savings	6	7	0.67	0.68
Time deposits	45	43	1.17	1.01
Short-term borrowings	11	7	0.88	0.48
Borrowed funds	2	4	1.19	0.92
Total deposits and borrowed funds	100%	100%	0.86%	0.73%

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

The Company and the Bank each were in compliance with all regulatory capital requirements as of December 31, 2016 and 2015, and the Bank was in compliance with all regulatory capital requirements as of December 31, 2014. The Bank also was considered “well-capitalized” under the FDIC’s prompt corrective action regulations as of these dates. The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
December 31, 2016
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$115,312	10.10%	$-	-%
Tier 1 common equity to risk-weighted assets	111,812	11.40	-	-
Tier 1 capital to risk-weighted assets	115,312	11.75	-	-
Total capital to risk-weighted assets	122,363	12.47	-	-
Investar Bank:
Tier 1 capital to average assets (leverage)	114,417	10.03	57,063	5.00
Tier 1 common equity to risk-weighted assets	114,417	11.67	63,706	6.50
Tier 1 capital to risk-weighted assets	114,417	11.67	78,408	8.00
Total capital to risk-weighted assets	121,468	12.39	98,010	10.00

December 31, 2015
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$110,574	11.39%	$-	-%
Tier 1 common equity to risk-weighted assets	107,074	11.67	-	-
Tier 1 capital to risk-weighted assets	110,574	12.05	-	-
Total capital to risk-weighted assets	116,702	12.72	-	-
Investar Bank:
Tier 1 capital to average assets (leverage)	107,209	11.07	48,436	5.00
Tier 1 common equity to risk-weighted assets	107,209	11.71	59,511	6.50
Tier 1 capital to risk-weighted assets	107,209	11.71	73,244	8.00
Total capital to risk-weighted assets	113,337	12.38	91,555	10.00

Off-Balance Sheet Transactions

The Bank entered into forward starting interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 3.6 years. The total notional amount of the derivative contracts is $50.0 million.

For the years ended December 31, 2016 and 2015, a gain of $0.4 million, net of a $0.2 million tax expense, and a loss of $0.2 million, net of a $0.1 million tax benefit, was recognized in “Other comprehensive (loss) income” in the accompanying consolidated statement of other comprehensive income for the change in fair value of the interest rate swap. The swap contracts had a fair value of $8,000 and a negative fair value of $0.6 million as of December 31, 2016 and 2015, respectively, and have been recorded in “Other assets” and “Accrued taxes and other liabilities,” respectively, in the accompanying consolidated balance sheets. The Bank expects the hedge to remain fully effective during the remaining term of the swap contract.

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

	December 31, 2016	December 31, 2015
Commitments to extend credit:
Loan commitments	$142,891	$149,561
Standby letters of credit	1,008	382

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at December 31, 2016, the Company had unfunded commitments of $0.9 million for its investment in Small Business Investment Company qualified funds.

For each of the years ended December 31, 2016 and 2015, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows currently or in the future.

Contractual Obligations

The following table presents, as of December 31, 2016, significant fixed and determinable contractual obligations to third parties by payment date (dollars in thousands).

	Payments Due In:
	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$455,899	$-	$-	$-	$455,899
Time deposits	267,003	166,703	18,182	-	451,888
Securities sold under agreements to repurchase	39,087	-	-	-	39,087
Federal Home Loan Bank advances	73,603	6,100	3,100	-	82,803
Junior subordinated debentures	-	-	-	3,609	3,609
Total contractual obligations	$835,592	$172,803	$21,282	$3,609	$1,033,286

(1)	Excludes interest.

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

Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2016, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.” Postethwaite & Netterville, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

Date: March 9, 2017	By:	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer

Date: March 9, 2017	By:	/s/ Christopher L. Hufft
Christopher L. Hufft
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Investar Holding Corporation

Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheets of Investar Holding Corporation (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We have also audited Investar Holding Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Investar Holding Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investar Holding Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Investar Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

/s/ Postlethwaite & Netterville

Baton Rouge, Louisiana

March 9, 2017

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2016	2015

ASSETS
Cash and due from banks	$9,773	$6,313
Interest-bearing balances due from other banks	19,569	14,472
Federal funds sold	106	181
Cash and cash equivalents	29,448	20,966

Available for sale securities at fair value (amortized cost of $166,258 and $113,828, respectively)	163,051	113,371
Held to maturity securities at amortized cost (estimated fair value of $19,612 and $26,271, respectively)	20,091	26,408
Loans held for sale	-	80,509
Loans, net of allowance for loan losses of $7,051 and $6,128, respectively	886,375	739,313
Other equity securities	5,362	5,835
Bank premises and equipment, net of accumulated depreciation of $6,751 and $5,368, respectively	31,722	30,630
Other real estate owned, net	4,065	725
Accrued interest receivable	3,218	2,831
Deferred tax asset	2,868	1,915
Goodwill and other intangible assets, net	3,234	3,175
Bank owned life insurance	7,201	3,512
Other assets	2,325	2,365
Total assets	$1,158,960	$1,031,555

LIABILITIES
Deposits:
Noninterest-bearing	$108,404	$90,447
Interest-bearing	799,383	646,959
Total deposits	907,787	737,406
Advances from Federal Home Loan Bank	82,803	127,497
Repurchase agreements	39,087	39,099
Junior subordinated debt	3,609	3,609
Other borrowings	1,000	-
Accrued taxes and other liabilities	11,917	14,594
Total liabilities	1,046,203	922,205

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	-	-
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 7,101,851 and 7,264,282 shares issued and outstanding, respectively	7,102	7,264
Surplus	81,499	84,099
Retained earnings	26,227	18,650
Accumulated other comprehensive loss	(2,071)	(663)
Total stockholders’ equity	112,757	109,350
Total liabilities and stockholders’ equity	$1,158,960	$1,031,555

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

	For the years ended
	December 31,
	2016	2015	2014

INTEREST INCOME
Interest and fees on loans	$39,380	$35,076	$29,979
Interest on investment securities	3,565	2,189	1,339
Other interest income	207	75	51
Total interest income	43,152	37,340	31,369

INTEREST EXPENSE
Interest on deposits	7,182	5,250	4,273
Interest on borrowings	1,231	632	402
Total interest expense	8,413	5,882	4,675
Net interest income	34,739	31,458	26,694

Provision for loan losses	2,079	1,865	1,628
Net interest income after provision for loan losses	32,660	29,593	25,066

NONINTEREST INCOME
Service charges on deposit accounts	343	380	305
Gain on sale of investment securities, net	443	489	340
Gain on sale of fixed assets, net	1,266	15	3
Gain (loss) on sale of other real estate owned, net	13	(105)	230
Gain on sale of loans, net	405	4,368	3,449
Servicing fees and fee income on serviced loans	2,087	2,543	885
Other operating income	911	654	648
Total noninterest income	5,468	8,344	5,860
Income before noninterest expense	38,128	37,937	30,926

NONINTEREST EXPENSE
Depreciation and amortization	1,493	1,446	1,326
Salaries and employee benefits	15,609	16,398	14,565
Occupancy	995	951	833
Data processing	1,488	1,508	1,289
Marketing	386	248	329
Professional fees	1,261	1,075	599
Impairment on investment in tax credit entity	11	54	690
Customer reimbursements	584	-	-
Other operating expenses	4,812	5,673	4,753
Total noninterest expense	26,639	27,353	24,384
Income before income tax expense	11,489	10,584	6,542
Income tax expense	3,609	3,511	1,145
Net income	$7,880	$7,073	$5,397

EARNINGS PER SHARE
Basic earnings per share	$1.11	$0.98	$0.98
Diluted earnings per share	1.10	0.97	0.93
Cash dividends declared per common share	0.04	0.03	0.04

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the years ended
	December 31,
	2016	2015	2014

Net income	$7,880	$7,073	$5,397
Other comprehensive income (loss):
Unrealized (loss) gains on investment securities:
Unrealized (loss) gain, available for sale, net of tax (benefit) expense of ($808), ($153) and $463, respectively	(1,500)	(283)	898
Reclassification of realized gains, net of tax expense of $155, $171 and $116, respectively	(287)	(318)	(224)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $1, $2, and $1, respectively	(4)	(5)	(3)
Fair value of derivative financial instruments:
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax expense (benefit) of $206, ($95), and ($103), respectively	383	(178)	(200)
Total other comprehensive (loss) income	(1,408)	(784)	471
Total comprehensive income	$6,472	$6,289	$5,868

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

					Accumulated
					Other	Total
	Common	Treasury		Retained	Comprehensive	Stockholders’
	Stock	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance, December 31, 2013	$3,943	$-	$45,281	$6,609	$(350)	$55,483
Common stock issued in offering, net of direct cost of $4,266	3,285	-	38,443	-	-	41,728
Warrants exercised	22	-	275	-	-	297
Surrendered shares	-	(17)	-	-	-	(17)
Shares repurchased	-	(6)	-	-	-	(6)
Dividends declared, $0.04 per share	-	-	-	(197)	-	(197)
Stock-based compensation	14	-	214	-	-	228
Net income	-	-	-	5,397	-	5,397
Other comprehensive income, net	-	-	-	-	471	471
Balance, December 31, 2014	$7,264	$(23)	$84,213	$11,809	$121	$103,384
Surrendered shares	-	(39)	-	-	-	(39)
Shares repurchased	-	(572)	-	-	-	(572)
Reclassification of treasury stock under the LBCA(1)	(41)	634	(593)	-	-	-
Options exercised	10	-	125	-	-	135
Dividends declared, $0.03 per share	-	-	-	(232)	-	(232)
Stock-based compensation	31	-	354	-	-	385
Net income	-	-	-	7,073	-	7,073
Other comprehensive loss, net	-	-	-	-	(784)	(784)
Balance, December 31, 2015	$7,264	$-	$84,099	$18,650	$(663)	$109,350
Surrendered shares	(4)	-	(61)	-	-	(65)
Shares repurchased	(222)	-	(3,251)	-	-	(3,473)
Options and warrants exercised	12	-	153	-	-	165
Dividends declared, $0.04 per share	-	-	-	(303)	-	(303)
Stock-based compensation	52	-	557	-	-	609
Net tax effect of stock-based compensation	-	-	2	-	-	2
Net income	-	-	-	7,880	-	7,880
Other comprehensive loss, net	-	-	-	-	(1,408)	(1,408)
Balance, December 31, 2016	$7,102	$-	$81,499	$26,227	$(2,071)	$112,757

(1) Effective January 1, 2015, companies incorporated in Louisiana became subject to the Louisiana Business Corporation Act ("LBCA"), which eliminates the concept of treasury stock and provides that shares reacquired by a company are to be treated as authorized but unissued. Refer to Note 1 for further discussion.

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$7,880	$7,073	$5,397
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,493	1,446	1,326
Provision for loan losses	2,079	1,865	1,628
Amortization of purchase accounting adjustments	(39)	(186)	(366)
Provision for other real estate owned	7	54	210
Net amortization of securities	1,304	1,051	1,087
Gain on sale of securities, net	(443)	(489)	(340)
Gain on sale of fixed assets, net	(1,266)	(15)	(3)
Impairment of investment in tax credit entity	11	54	690
(Gain) loss on sale of other real estate owned, net	(13)	105	(230)
FHLB stock dividend	(66)	(14)	(8)
Stock-based compensation	609	385	228
Deferred taxes	(207)	(386)	(134)
Net change in value of bank owned life insurance	(189)	(12)	-
Other	-	23	-
Loans held for sale:
Originations	(494)	(349,684)	(238,471)
Proceeds from sales	29,013	376,939	141,893
Gain on sale of loans	(405)	(4,368)	(3,449)
Net change in:
Accrued interest receivable	(387)	(396)	(600)
Other assets	581	(4,015)	(71)
Accrued taxes and other liabilities	(2,164)	8,086	3,615
Net cash provided by (used in) operating activities	37,304	37,516	(87,598)

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	15,515	27,187	31,603
Funds invested in securities available for sale	(87,340)	(82,945)	(55,901)
Proceeds from maturities, prepayments and calls of investment securities available for sale	18,627	11,224	10,465
Funds invested in securities held to maturity	-	(5,622)	(16,348)
Proceeds from maturities, prepayments and calls of investment securities held to maturity	6,217	1,663	385
Proceeds from redemption of other equity securities	2,800	6,813	1,972
Purchase of other equity securities	(2,261)	(7,067)	(5,509)
Proceeds from sale of loans	-	-	105,241
Net increase in loans	(100,634)	(124,041)	(223,132)
Proceeds from sales of other real estate owned	541	2,857	1,506
Proceeds from sales of fixed assets	2,686	696	3
Purchases of fixed assets	(3,964)	(4,079)	(5,142)
Acquisition of trademark intangible	(100)	-	-
Purchase of bank owned life insurance	(3,500)	-	-
Purchase of other investments	(553)	-	-
Purchase of investment in tax credit entity	-	-	(766)
Net cash used in investing activities	(151,966)	(173,314)	(155,623)

Cash flows from financing activities
Net increase in customer deposits	170,436	109,391	95,648
Net (decrease) increase in repurchase agreements	(12)	26,807	2,089
Net (decrease) increase in short-term FHLB advances	(33,780)	13,141	90,639
Proceeds from long-term FHLB advances	5,000	3,000	7,500
Repayment of long-term FHLB advances	(15,914)	(14,429)	(3,171)
Cash dividends paid on common stock	(278)	(221)	(194)
Payments to repurchase common stock	(3,473)	(572)	(6)
Proceeds from issuance of common stock in initial public offering	-	-	41,728
Proceeds from stock options and warrants exercised	165	135	297
Proceeds from other borrowings	1,000	-	-
Net cash provided by financing activities	123,144	137,252	234,530
Net increase (decrease) in cash and cash equivalents	8,482	1,454	(8,691)
Cash and cash equivalents, beginning of period	20,966	19,512	28,203
Cash and cash equivalents, end of period	$29,448	$20,966	$19,512

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Amounts in thousands)

	For the years ended December 31,
	2016	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Income taxes	$2,850	$4,000	$1,336
Interest on deposits and borrowings	$8,294	$5,833	$4,675
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfer from loans to other real estate owned	$3,875	$1,005	$706

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

Segments

While our chief decision makers monitor the revenue streams of the various banking products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Because the overall banking operations comprise substantially all of the consolidated operations, no separate segment disclosures are presented in the accompanying consolidated financial statements.

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

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Investment Securities

The Company’s investments in securities are accounted for in accordance with applicable guidance contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), which requires the classification of securities into one of the following categories:

•

Securities to be held to maturity (“HTM”): bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

•

Securities available for sale (“AFS”): available for sale securities consist of bonds, notes, and debentures that are available to meet the Company’s operating needs. These securities are reported at fair value.

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

Other Equity Securities

Other equity securities include investments in Federal Home Loan Bank (“FHLB”), Independent Bankers Financial Corporation (“IBFC”), and First National Bankers Bankshares (“FNBB”) stock, which investments are restricted. These investments are carried at cost which approximated fair value at December 31, 2016 and 2015.

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

As of the years ended December 31, 2016, 2015, and 2014, expected future cash flows from ASRs approximated adequate compensation for such activities. Accordingly, the Company has not recorded an asset or liability. Total income earned from servicing activities was approximately $1.6 million, $1.6 million and $0.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Other Real Estate Owned

Real estate acquired through, or in lieu of, foreclosure, or other real estate owned on the consolidated balance sheets, is initially recorded at fair value at the time of foreclosure, less estimated selling cost, and any related write down is charged to the allowance for loan losses. Valuations are periodically performed by management and provisions for estimated losses on other real estate owned are charged to expense when fair value is determined to be less than the carrying value.

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

Bank Premises and Equipment

Land is carried at cost. Buildings and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed by the straight-line method and is charged to expense over the estimated useful lives of the assets, which range from 1 to 39 years. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are expensed as incurred. Gains or losses on the disposition of land, buildings, and equipment are included in noninterest income on the consolidated statements of operations.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill and other intangible assets deemed to have an indefinite useful life are not amortized but instead are subject to review for impairment annually, or more frequently if deemed necessary, in accordance with the provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with FASB ASC Topic 360, Property, Plant, and Equipment. If impaired, the asset is written down to its estimated fair value. No impairment charges have been recognized through December 31, 2016. Core deposit intangibles representing the value of the acquired core deposit base are generally recorded in connection with business combinations involving banks and branch locations. The Company’s policy is to amortize core deposit intangibles over the estimated useful life of the deposit base. The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant revision of the remaining period of amortization. All of the Company’s core deposit intangibles are currently amortized on a straight-line basis over 15 years. See Note 7, Goodwill and Other Intangible Assets, for additional information.

Repurchase Agreements

Securities sold under agreements to repurchase are secured borrowings treated as financing activities and are carried at the amounts at which the securities will be subsequently reacquired as specified in the respective agreements.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC Topic 718, Compensation - Stock Compensation. Under this accounting guidance, fair value is established as the measurement objective in accounting for stock awards and requires the application of a fair value based measurement method in accounting for compensation costs, which is recognized over the requisite service period. See Note 13, Stockholders’ Equity, for further disclosures regarding stock-based compensation.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

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

In applying hedge accounting for derivatives, the Company establishes a method for assessing the effectiveness of the hedging derivative and a measurement approach for determining the ineffective aspect of the hedge upon the inception of the hedge. These methods are consistent with the Company’s approach to managing risk. Note 12, Derivative Financial Instruments, describes the derivative instruments currently used by the Company and discloses how these derivatives impact the Company’s financial position and results of operations.

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

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Revenue Recognition

The Company recognizes revenue in the consolidated statements of operations as it is earned and when collectability is reasonably assured. The primary source of revenue is interest income from interest-earning assets, which is recognized on the accrual basis of accounting using the effective interest method. The recognition of revenues from interest-earning assets is based upon formulas from underlying loan agreements, securities contracts, or other similar contracts. Noninterest income is recognized on the accrual basis of accounting as services are provided or as transactions occur. Noninterest income includes fees from deposit accounts, merchant services, ATM and debit card fees, and other miscellaneous services and transactions.

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

Advertising Costs

Advertising and marketing costs are recorded as expenses in the year in which they are incurred. Advertising and marketing costs charged to operations were approximately $0.4 million, $0.2 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

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

Share Repurchases

Effective January 1, 2015, companies incorporated under Louisiana law became subject to the Louisiana Business Corporation Act. Provisions of the Louisiana Business Corporation Act eliminate the concept of treasury stock. Rather, shares purchased by the Company constitute authorized but unissued shares. Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law. The Company's consolidated financial statements as of December 31, 2015 and 2016 reflect this change. The cost of shares purchased by the Company has been allocated to common stock and surplus balances.

Reclassifications

Certain reclassifications have been made to the 2015 and 2014 financial statements to be consistent with the 2016 presentation.

Recent Accounting Pronouncements

This section briefly describes accounting standards that have been issued, but are not yet adopted, that could have a material effect on the Company’s financial statements.

FASB ASC Topic 805 “Business Combinations: Clarifying the Definition of a Business” Update No. 2017-01. The FASB issued Update No. 2017-01 in January 2017. The amendments in the Update are intended to clarify the definition and the current interpretation of a business to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The Update will be effective for the Company beginning January 1, 2018. The amendments will be applied prospectively on or after the effective date. Early application of the amendments in this Update is allowed for transactions, including when a subsidiary or group of assets is deconsolidated/derecognized, in which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

FASB ASC Topic 350 “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” Update No. 2017-04. The FASB issued Update No. 2017-04 in January 2017. This Update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Therefore, any carrying amount which exceeds the reporting unit’s fair value, up to the amount of goodwill recorded, will be recognized as an impairment loss.

Update 2017-04 will be effective for the Company on January 1, 2020. The amendments will be applied prospectively on or after the effective date.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  Based on recent goodwill impairments tests, which did not require the application of Step 2, the Company does not expect the adoption of this ASU to have an immediate impact.

FASB ASC Topic 230 “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments” Update No. 2016-15. The FASB issued Update No. 2016-15 in August 2016. The amendments in the Update address eight specific cash flow issues with the objective of reducing the existing diversity in practice, as the issues are either unclear or do not have specific guidance under current GAAP.

Update 2016-15 will be effective for the Company on January 1, 2018. The adoption of this standard is not expected to have a material impact on the Company’s consolidated statement of cash flows.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

FASB ASC Topic 326 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” Update No. 2016-13. The FASB issued Update No. 2016-13 in June 2016. The amendments introduce an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. The Update also amends the current AFS security impairment model for debt securities. The new model will require an estimate of expected credit losses when the fair value is below the amortized cost of the asset through the use of an allowance to record estimated credit losses (and subsequent recoveries). Non-credit related losses will continue to be recognized through other comprehensive income. In addition, the amendments provide for a simplified accounting model for purchased financial assets with a more-than-insignificant amount of credit deterioration since their origination. The initial estimate of expected credit losses would be recognized through an allowance for loan losses with an offset (i.e., increase) to the cost basis of the related financial asset at acquisition.

Update 2016-13 will be effective for the Company beginning January 1, 2020. The amendments will be applied through a modified-retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which other-than-temporary impairment had been recognized before the effective date. Amounts previously recognized in accumulated other comprehensive income as of the date of adoption that relate to improvements in cash flows expected to be collected should continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption should be recorded in earnings when received.

Management is currently evaluating the potential impact of Update 2016-13 on the Company’s consolidated financial statements.

FASB ASC Topic 718 “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting” Update No. 2016-09.  The FASB issued Update No. 2016-09 in March 2016 as part of its simplification initiative. The amendments will require recognition of excess tax benefits and deficiencies associated with awards which vest or settle within income tax expense or benefit in the statement of comprehensive income, with the tax effects treated as discrete items in the reporting period in which they occur. The Update further requires entities to recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. This will eliminate the current Surplus pool concept. The amendments will also allow an accounting policy election to account for forfeitures as they occur, permit an entity to withhold up to the maximum statutory tax rates in the applicable jurisdictions while still qualifying for equity classification, and change the classification of certain cash flows associated with stock compensation. The amendments in the Update are effective for the Company beginning January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

FASB ASC Topic 825 “Financial Instruments – Overall” Update No. 2016-01. The FASB issued Update No. 2016-01 in January 2016 to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Update will not change the guidance for classifying and measuring investments in debt securities or loans; however, it will impact how entities measure certain equity investments, recognize changes in the fair value of financial liabilities measured under the fair value option that are attributable to instrument-specific credit risk, and disclose and present financial assets and liabilities in financial statements. The main provisions require investments in equity securities to be measured at fair value through net income, unless they qualify for a new practicability exception, the equity method of accounting, or consolidation, and require fair value changes arising from changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option to be recognized in other comprehensive income. The amendments will also require entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the statement of financial position or in the accompanying notes to the financial statements. Entities will also no longer have to disclose the methods and significant assumptions for financial instruments measured at amortized cost, but will be required to measure such instruments under the “exit price” notion for disclosure purposes.

The amendments in this Update are effective for the Company beginning January 1, 2018. The Company will record a cumulative-effect adjustment to beginning retained earnings as of the beginning of the first reporting period in which the guidance is adopted, with two exceptions. The amendments related to equity investments without readily determinable fair values will be effective prospectively. The requirement to use the exit price notion to measure fair value of financial instruments for disclosure purposes will also be applied prospectively.

The Company does not expect a significant cumulative-effect adjustment to be recorded at adoption or any significant impact to the consolidated financial statements associated with the accounting for its current equity investments. The Company does anticipate financial statement disclosures to be impacted, specifically related to financial instruments measured at amortized cost whose fair values are disclosed under the “entry price” notion, but is currently still in the process of determining the impact.

FASB ASC Topic 606 “Revenue from Contracts with Customers” Update No. 2014-09. The FASB issued Update No. 2014-09 in May 2014 which implements a common revenue standard and clarifies the principles used for recognizing revenue. The amendments in the Update clarify that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As part of that principle, the entity should identify the contract(s) with the customer, identify the performance obligation(s) of the contract, determine the transaction price, allocate that transaction price to the performance obligation(s), and then recognize revenue when or as the entity satisfies the performance obligation(s). The amendments also provide additional guidance/principles associated with gross vs. net presentation (i.e., principal versus agency considerations).

The amendments in Update No. 2014-09 will be effective for the Company beginning January 1, 2018. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that annual reporting period. The amendments will be applied through the election of one of two retrospective methods.

The Company intends to adopt the amendments beginning January 1, 2018 and does not expect to recognize a significant cumulative adjustment to equity upon implementation of the standard. Further, the Company does not expect a significant impact to the Company’s consolidated statements of comprehensive income or consolidated balance sheets from either a presentation or timing perspective, but is still analyzing some contracts.

NOTE 2. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as available for sale are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$29,809	$68	$(387)	$29,490
Obligations of state and political subdivisions	29,631	15	(1,791)	27,855
Corporate bonds	15,292	54	(378)	14,968
Residential mortgage-backed securities	88,295	193	(900)	87,588
Commercial mortgage-backed securities	2,520	-	(76)	2,444
Equity securities	711	46	(51)	706
Total available for sale securities	$166,258	$376	$(3,583)	$163,051

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$26,502	$73	$(102)	$26,473
Obligations of state and political subdivisions	21,365	125	(23)	21,467
Corporate bonds	15,069	1	(246)	14,824
Residential mortgage-backed securities	47,703	72	(249)	47,526
Commercial mortgage-backed securities	2,005	-	(16)	1,989
Equity securities	1,184	8	(100)	1,092
Total available for sale securities	$113,828	$279	$(736)	$113,371

The amortized cost and approximate fair value of investment securities classified as held to maturity are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Obligations of state and political subdivisions	$12,976	$2	$(429)	$12,549
Residential mortgage-backed securities	7,115	8	(60)	7,063
Total held to maturity securities	$20,091	$10	$(489)	$19,612

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Obligations of other U.S. government agencies and corporations	$3,987	$-	$(64)	$3,923
Obligations of state and political subdivisions	14,048	18	(5)	14,061
Residential mortgage-backed securities	8,373	5	(91)	8,287
Total held to maturity securities	$26,408	$23	$(160)	$26,271

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

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
December 31, 2016	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	45	$22,819	$(382)	$448	$(5)	$23,267	$(387)
Obligations of state and political subdivisions	33	25,764	(1,791)	-	-	25,764	(1,791)
Corporate bonds	27	3,724	(132)	6,929	(246)	10,653	(378)
Residential mortgage-backed securities	110	60,433	(883)	1,778	(17)	62,211	(900)
Commercial mortgage-backed securities	4	2,444	(76)	-	-	2,444	(76)
Equity securities	3	50	(4)	492	(47)	542	(51)
Total	222	$115,234	$(3,268)	$9,647	$(315)	$124,881	$(3,583)

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
December 31, 2015	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	28	$14,792	$(93)	$592	$(9)	$15,384	$(102)
Obligations of state and political subdivisions	14	2,312	(11)	1,322	(12)	3,634	(23)
Corporate bonds	29	10,888	(222)	1,225	(24)	12,113	(246)
Residential mortgage-backed securities	62	31,836	(245)	326	(4)	32,162	(249)
Commercial mortgage-backed securities	3	1,989	(16)	-	-	1,989	(16)
Equity securities	8	517	(79)	485	(21)	1,002	(100)
Total	144	$62,334	$(666)	$3,950	$(70)	$66,284	$(736)

The following table presents, by type and number of securities, the age of gross unrealized losses and fair value by investment category for securities held to maturity as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
December 31, 2016	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of state and political subdivisions	5	$9,597	$(429)	$-	$-	$9,597	$(429)
Residential mortgage-backed securities	6	4,677	(60)	-	-	4,677	(60)
Total	11	$14,274	$(489)	$-	$-	$14,274	$(489)

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
December 31, 2015	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of other U.S. government agencies and corporations	2	$1,958	$(36)	$1,965	$(28)	$3,923	$(64)
Obligations of state and political subdivisions	1	6,862	(5)	-	-	6,862	(5)
Residential mortgage-backed securities	7	4,469	(37)	1,932	(54)	6,401	(91)
Total	10	$13,289	$(78)	$3,897	$(82)	$17,186	$(160)

The unrealized losses in the Bank’s investment portfolio, caused by interest rate increases, are not credit issues. The Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. The Bank does not consider these securities to be other-than-temporarily impaired at December 31, 2016 or December 31, 2015.

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

	Securities Available For Sale			Securities Held To Maturity
	Weighted			Weighted
	Average T.E.	Amortized	Fair	Average T.E.	Amortized	Fair
December 31, 2016	Yield	Cost	Value	Yield	Cost	Value
Due within one year	1.61%	$1,753	$1,750	7.17%	$685	$686
Due after one year through five years	2.27	10,509	10,476	7.17	3,095	3,089
Due after five years through ten years	2.77	27,173	26,771	7.17	2,745	2,637
Due after ten years	2.51	126,112	123,348	3.52	13,566	13,200
Total debt securities		$165,547	$162,345		$20,091	$19,612

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

	Securities Available For Sale			Securities Held To Maturity
	Weighted			Weighted
	Average T.E.	Amortized	Fair	Average T.E.	Amortized	Fair
December 31, 2015	Yield	Cost	Value	Yield	Cost	Value
Due within one year	-%	$-	$-	7.17%	$655	$657
Due after one year through five years	2.01	9,979	9,984	7.17	2,950	2,958
Due after five years through ten years	2.81	23,662	23,494	7.17	3,575	3,584
Due after ten years	2.63	79,003	78,801	3.17	19,228	19,072
Total debt securities		$112,644	$112,279		$26,408	$26,271

NOTE 3. LOANS

The Company’s loan portfolio, excluding loans held for sale, consists of the following categories of loans as of the dates presented (dollars in thousands).

	December 31,
	2016	2015
Construction and development	$90,737	$81,863
1-4 Family	177,205	156,300
Multifamily	42,759	29,694
Farmland	8,207	2,955
Commercial real estate	380,716	288,583
Total mortgage loans on real estate	699,624	559,395
Commercial and industrial	85,377	69,961
Consumer	108,425	116,085
Total loans	$893,426	$745,441

The table below provides an analysis of the aging of loans as of the dates presented (dollars in thousands).

	December 31, 2016
	Past Due and Accruing
					Total Past
			90 or more		Due &
	30-59 days	60-89 days	days	Nonaccrual	Nonaccrual	Current	Total Loans
Construction and development	$48	$-	$-	$480	$528	$90,209	$90,737
1-4 Family	427	-	-	47	474	176,731	177,205
Multifamily	-	-	-	-	-	42,759	42,759
Farmland	-	-	-	-	-	8,207	8,207
Commercial real estate	-	-	-	-	-	380,716	380,716
Total mortgage loans on real estate	475	-	-	527	1,002	698,622	699,624
Commercial and industrial	30	-	-	443	473	84,904	85,377
Consumer	378	149	1	1,008	1,536	106,889	108,425
Total loans	$883	$149	$1	$1,978	$3,011	$890,415	$893,426

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

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

The total December 31, 2016 balance in the table above includes approximately $28.8 million of acquired loans that were recorded at fair value as of the acquisition dates. Included in the acquired loan balances as of December 31, 2016 were approximately $0.3 million in loans 30-59 days past due and $0.5 million in nonaccrual loans.

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

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The tables below present a summary of the Company’s loan portfolio by credit quality indicator as of the dates presented (dollars in thousands).

	December 31, 2016
		Special
	Pass	Mention	Substandard	Total
Construction and development	$90,238	$-	$499	$90,737
1-4 Family	177,091	20	94	177,205
Multifamily	42,759	-	-	42,759
Farmland	8,207	-	-	8,207
Commercial real estate	380,716	-	-	380,716
Total mortgage loans on real estate	699,011	20	593	699,624
Commercial and industrial	83,215	59	2,103	85,377
Consumer	106,916	501	1,008	108,425
Total loans	$889,142	$580	$3,704	$893,426

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

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

The Company had no loans that were classified as doubtful or loss as of December 31, 2016 or 2015.

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balances of the participations and whole loans sold were $274.9 million and $383.7 million as of December 31, 2016 and 2015, respectively. The unpaid principal balances of these loans were approximately $319.6 million and $426.9 million at December 31, 2016 and 2015, respectively.

In the ordinary course of business, the Company makes loans to its executive officers, principal shareholders, directors and to companies in which these borrowers are principal owners. Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to approximately $20.0 million and $18.0 million as of December 31, 2016 and December 31, 2015, respectively. These loans are all current and performing according to the original terms. These loans were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company or the Bank and did not involve more than normal risk of collectability or present other unfavorable features.

The table below shows the aggregate amount of loans to such related parties for the years ended December 31, 2016 and 2015 (dollars in thousands).

	December 31,
	2016	2015
Balance, beginning of period	$17,992	$14,631
New loans	5,058	6,600
Repayments	(3,093)	(3,239)
Balance, end of period	$19,957	$17,992

Loans Acquired with Deteriorated Credit Quality

The Company elected to account for certain acquired loans as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The following table presents changes in the carrying value, net of allowance for loan losses, of acquired impaired loans, or loans accounted for under ASC 310-30, for the periods presented (dollars in thousands).

Acquired
Impaired
Carrying value, net at December 31, 2014	$2,778
Accretion to interest income	140
Net transfers from (to) nonaccretable difference to (from) accretable yield	110
Payments received	(232)
Charge-offs	(61)
Transfers to real estate owned	(45)
Carrying value, net at December 31, 2015	$2,690
Accretion to interest income	121
Net transfers from (to) nonaccretable difference to (from) accretable yield	1
Payments received	(551)
Charge-offs	(85)
Carrying value, net at December 31, 2016	$2,176

The table below shows the changes in the accretable yield on acquired impaired loans for the periods presented below (dollars in thousands).

Acquired
Impaired
Balance, year ended December 31, 2014	$425
Net transfers from (to) nonaccretable difference to (from) accretable yield	110
Accretion to interest income	(140)
Balance, year ended December 31, 2015	$395
Net transfers from (to) nonaccretable difference to (from) accretable yield	1
Accretion to interest income	(121)
Balance, year ended December 31, 2016	$275

NOTE 4. ALLOWANCE FOR LOAN LOSSES

The table below shows a summary of the activity in the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands).

	December 31,
	2016	2015	2014
Balance, beginning of period	$6,128	$4,630	$3,380
Provision for loan losses	2,079	1,865	1,628
Loans charged-off	(1,228)	(630)	(459)
Recoveries	72	263	81
Balance, end of period	$7,051	$6,128	$4,630

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The following tables outline the activity in the allowance for loan losses by collateral type for the years ended December 31, 2016, 2015 and 2014, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of December 31, 2016, 2015 and 2014 (dollars in thousands).

Allowance for Loan Losses and Recorded Investment in Loans Receivable

	December 31, 2016
	Construction &				Commercial	Commercial &
	Development	Farmland	1-4 Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$644	$22	$1,213	$246	$2,156	$513	$1,334	$6,128
Charge-offs	(27)	-	(57)	-	(526)	-	(618)	(1,228)
Recoveries	14	-	13	-	1	20	24	72
Provision	(52)	38	208	109	868	226	682	2,079
Ending balance	$579	$60	$1,377	$355	$2,499	$759	$1,422	$7,051
Ending allowance balance for loans individually evaluated for impairment	$-	$-	$-	$-	$-	$136	$287	$423
Ending allowance balance for loans collectively evaluated for impairment	$579	$60	$1,377	$355	$2,499	$623	$1,135	$6,628
Ending allowance balance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Balance of loans individually evaluated for impairment	$645	$-	$1,673	$-	$608	$443	$1,008	$4,377
Balance of loans collectively evaluated for impairment	90,092	8,207	175,532	42,759	380,108	84,934	107,417	$889,049
Total period-end balance	$90,737	$8,207	$177,205	$42,759	$380,716	$85,377	$108,425	$893,426
Balance of loans acquired with deteriorated credit quality	$660	$-	$494	$1,022	$-	$-	$-	$2,176

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

	December 31, 2015
	Construction &				Commercial	Commercial &
	Development	Farmland	1-4 Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$526	$18	$909	$137	$1,571	$390	$1,079	$4,630
Charge-offs	(17)	-	(78)	-	-	(58)	(477)	(630)
Recoveries	25	-	12	-	1	197	28	263
Provision	110	4	370	109	584	(16)	704	1,865
Ending balance	$644	$22	$1,213	$246	$2,156	$513	$1,334	$6,128
Ending allowance balance for loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$220	$220
Ending allowance balance for loans collectively evaluated for impairment	$644	$22	$1,213	$246	$2,156	$513	$1,114	$5,908
Ending allowance balance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Balance of loans individually evaluated for impairment	$1,242	$-	$1,419	$-	$630	$-	$754	$4,045
Balance of loans collectively evaluated for impairment	80,621	2,955	154,881	29,694	287,953	69,961	115,331	741,396
Total period-end balance	$81,863	$2,955	$156,300	$29,694	$288,583	$69,961	$116,085	$745,441
Balance of loans acquired with deteriorated credit quality	$737	$-	$852	$1,062	$-	$-	$39	$2,690

	December 31, 2014
	Construction &				Commercial	Commercial &
	Development	Farmland	1-4 Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$420	$4	$567	$101	$992	$397	$899	$3,380
Charge-offs	-	-	(123)	-	(3)	(16)	(317)	(459)
Recoveries	1	-	4	-	1	17	58	81
Provision	105	14	461	36	581	(8)	439	1,628
Ending balance	$526	$18	$909	$137	$1,571	$390	$1,079	$4,630
Ending allowance balance for loans individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$70	$70
Ending allowance balance for loans collectively evaluated for impairment	$526	$18	$909	$137	$1,571	$390	$1,009	$4,560
Ending allowance balance for loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-
Loans receivable:
Balance of loans individually evaluated for impairment	$1,543	$-	$837	$-	$749	$179	$260	$3,568
Balance of loans collectively evaluated for impairment	69,807	2,919	136,682	17,458	224,309	54,008	114,039	619,222
Total period-end balance	$71,350	$2,919	$137,519	$17,458	$225,058	$54,187	$114,299	$622,790
Balance of loans acquired with deteriorated credit quality	$820	$-	$858	$1,054	$-	$-	$46	$2,778

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

	As of and for the year ended December 31, 2016
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction and development	$645	$661	$-	$1,024	$90
1-4 Family	1,673	1,701	-	1,910	66
Commercial real estate	608	623	-	1,742	7
Total mortgage loans on real estate	2,926	2,985	-	4,676	163
Commercial and industrial	15	16	-	1,509	-
Consumer	153	166	-	399	11
Total	3,094	3,167	-	6,584	174

With related allowance recorded:
Commercial and industrial	428	430	136	144	-
Consumer	855	873	287	506	6
Total	1,283	1,303	423	650	6

Total loans:
Construction and development	645	661	-	1,024	90
1-4 Family	1,673	1,701	-	1,910	66
Commercial real estate	608	623	-	1,742	7
Total mortgage loans on real estate	2,926	2,985	-	4,676	163
Commercial and industrial	443	446	136	1,653	-
Consumer	1,008	1,039	287	905	17
Total	$4,377	$4,470	$423	$7,234	$180

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

	As of and for the year ended December 31, 2015
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction and development	$1,242	$1,241	$-	$1,349	$17
1-4 Family	1,419	1,416	-	1,522	52
Commercial real estate	630	629	-	844	49
Total mortgage loans on real estate	3,291	3,286	-	3,715	118
Commercial and industrial	-	-	-	66	45
Consumer	159	159	-	266	26
Total	3,450	3,445	-	4,047	189

With related allowance recorded:
Consumer	595	595	220	210	15
Total	595	595	220	210	15

Total loans:
Construction and development	1,242	1,241	-	1,349	17
1-4 Family	1,419	1,416	-	1,522	52
Commercial real estate	630	629	-	844	49
Total mortgage loans on real estate	3,291	3,286	-	3,715	118
Commercial and industrial	-	-	-	66	45
Consumer	754	754	220	476	41
Total	$4,045	$4,040	$220	$4,257	$204

	As of and for the year ended December 31, 2014
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction and development	$1,543	$1,542	$-	$1,530	$41
1-4 Family	837	837	-	900	30
Commercial real estate	749	749	-	764	24
Total mortgage loans on real estate	3,129	3,128	-	3,194	95
Commercial and industrial	179	179	-	312	1
Consumer	80	79	-	97	10
Total	3,387	3,386	-	3,603	106

With related allowance recorded:
Consumer	180	180	70	179	4
Total	180	180	70	179	4

Total loans:
Construction and development	1,543	1,542	-	1,530	41
1-4 Family	837	837	-	900	30
Commercial real estate	749	749	-	764	24
Total mortgage loans on real estate	3,129	3,128	-	3,194	95
Commercial and industrial	179	179	-	312	1
Consumer	260	259	70	276	14
Total	$3,568	$3,566	$70	$3,782	$110

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

Loans classified as TDRs, consisting of eighteen credits, totaled approximately $2.4 million at December 31, 2016, compared to eleven credits totaling $2.2 million at December 31, 2015. Sixteen of the eighteen TDRs were acquired. Eight of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, nine of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to modification of terms through principal payment forbearance only for a specified period of time. As of December 31, 2016, all restructured loans were performing under their modified terms. As of December 31, 2015, three of the restructured loans with a balance of $0.5 million were in default of their modified terms and included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is evaluated by applying qualitative factors.

The table below presents the TDR pre- and post-modification outstanding recorded investments by loan categories for loans modified during the years ended December 31, 2016 and 2015 (dollars in thousands).

	December 31, 2016			December 31, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled debt restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Construction and development	-	$-	$-	1	$28	$28
1-4 Family	9	436	436	3	981	981
Commercial real estate	-	-	-	2	630	630
		$436	$436		$1,639	$1,639

At December 31, 2016 and 2015, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the years ended December 31, 2016 and 2015, respectively.

The following is a summary of accruing and nonaccrual TDRs and the related loan losses by portfolio type as of the dates presented (dollars in thousands).

	TDRs

				Related
	Accruing	Nonaccrual	Total	Allowance
December 31, 2016
Construction and development	$165	$-	$165	$-
1-4 Family	1,626	-	1,626	-
Commercial real estate	608	-	608	-
Total	$2,399	$-	$2,399	$-

December 31, 2015
Construction and development	$180	$-	$180	$-
1-4 Family	878	449	1,327	-
Commercial and industrial	532	97	629	-
Consumer	39	-	39
Total	$1,629	$546	$2,175	$-

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The table below includes the average recorded investment and interest income recognized for TDRs for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands).

	TDRs
	Average Recorded Investment	Interest Income Recognized
December 31, 2016
Construction and development	$171	$13
1-4 Family	1,614	66
Commercial real estate	617	7
Total	$2,402	$86

December 31, 2015
Construction and development	$181	$13
1-4 Family	1,240	52
Commercial real estate	371	9
Consumer	42	6
Total	$1,834	$80

December 31, 2014
Construction and development	$187	$11
Commercial real estate	359	19
Commercial and industrial	2	-
Consumer	48	4
Total	$596	$34

NOTE 5. OTHER REAL ESTATE OWNED

The table below shows the activity in other real estate owned for the periods presented (dollars in thousands).

	December 31,
	2016	2015
Balance, beginning of period	$725	$2,735
Transfers from non-acquired loans	3,795	950
Transfers from acquired loans	80	55
Other real estate sold	(528)	(2,961)
Write-downs	(7)	(54)
Balance, end of period	$4,065	$725

As of December 31, 2016 and December 31, 2015, other real estate owned related to acquisitions totaled approximately $0.3 million and $0.6 million, respectively.

NOTE 6. BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following as of the dates indicated (dollars in thousands).

	December 31,
	2016	2015
Land	$9,668	$10,460
Buildings and improvements	18,641	16,887
Furniture and equipment	6,567	6,350
Software	684	668
Construction-in-progress	2,913	1,633
Less: Accumulated depreciation and amortization	(6,751)	(5,368)
Bank premises and equipment, net	$31,722	$30,630

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Depreciation and amortization related to bank premises and equipment charged to noninterest expense was approximately $1.5 million, $1.4 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2016, goodwill and intangible assets totaled $3.2 million. The Company’s intangible assets consist of goodwill and core deposits arising from acquisitions, as well as a trademark intangible that was acquired during the year ended December 31, 2016. The Company has determined that the core deposit intangible assets have finite lives and amortizes them over the useful lives of the assets.

Goodwill was acquired during the year ended December 31, 2011 as a result of the SLBB acquisition on October 1, 2011. The carrying amount of goodwill as of December 31, 2016 and 2015 was $2.7 million. The trademark intangible was acquired during the year ended December 31, 2016 and had a carrying value of $0.1 million at December 31, 2016.

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite-lived intangible assets at least annually, or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing in the fourth quarter of 2016 and determined that there was no impairment to its goodwill or trademark intangible asset.

The table below shows a summary of the core deposit intangible assets activity for the periods presented (dollars in thousands).

	December 31,
	2016	2015
Gross carrying amount	$617	$617
Accumulated amortization	(167)	(126)
Net carrying amount	$450	$491

Amortization expense on the core deposit intangible assets recorded in other operating expenses totaled approximately $41,000 for each of the years ended December 31, 2016, 2015 and 2014. Amortization of the core deposit intangible assets is estimated to be approximately $41,000 each year for the next eleven years.

NOTE 8. INVESTMENT IN TAX CREDIT ENTITY

In December 2014, the Company acquired a limited partner interest in a tax-advantaged limited partnership whose purpose was to invest in an approved Federal Historic Rehabilitation tax credit project. This investment is accounted for using the cost method of accounting and is included in “Other assets” in the accompanying consolidated balance sheets. At December 31, 2016 and 2015, the recorded investment was $0.2 million. The limited partnership is considered to be a variable interest entity (“VIE”). The VIE has not been consolidated because the Company is not considered the primary beneficiary. The Company’s investment in the limited partnership was evaluated for impairment at the end of the reporting period, and, as a result, the Company recorded impairment expense of $11,000, $0.1 million and $0.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. At December 31, 2016 and 2015, the Company had $0.9 million invested in this partnership. The investment generated historic tax credits of $1.0 million, all of which was recognized in the year ended December 31, 2014. The Company did not make any loans related to this real estate project. Based on the structure of this transaction, the Company expects to recover its investment solely through use of the tax credits that were generated by the investment.

NOTE 9. DEPOSITS

Deposits consisted of the following as of the dates presented (dollars in thousands).

	December 31,
	2016	2015
Noninterest-bearing demand deposits	$108,404	$90,447
NOW accounts	171,556	140,503
Money market deposit accounts	123,079	96,113
Savings accounts	52,860	53,735
Time deposits	451,888	356,608
Total deposits	$907,787	$737,406

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The table below summarizes outstanding time deposits as of the dates indicated (dollars in thousands).

	2016	2015
$0 to $99,999	$268,875	$321,804
$100,000 to $249,999	134,920	13,395
$250,000 and above	48,093	21,409
	$451,888	$356,608

The contractual maturities of time deposits of $100,000 or more outstanding are summarized in the table below as of the dates presented (dollars in thousands).

	December 31,
	2016	2015
Time remaining until maturity:
Three months or less	$59,739	$4,675
Over three through six months	26,053	10,039
Over six through twelve months	20,987	12,912
Over one year through three years	67,253	5,710
Over three years	8,981	1,468
	$183,013	$34,804

The approximate scheduled maturities of time deposits for each of the next five years are shown below (dollars in thousands).

2017	$267,003
2018	131,697
2019	35,006
2020	10,004
2021	8,178
$451,888

Public fund deposits as of December 31, 2016 and 2015 totaled approximately $29.8 million and $17.5 million, respectively. The funds were secured by U.S. government securities with a fair value of approximately $28.1 million as of December 31, 2016 and $16.9 million as of December 31, 2015.

As of December 31, 2016 and 2015, total deposits outstanding to executive officers, principal shareholders, directors and to companies in which they are principal owners amounted to approximately $29.4 million and $28.1 million, respectively.

NOTE 10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements for repurchase amounted to $39.1 million as of both December 31, 2016 and December 31, 2015, respectively, and mature on a daily basis. These funds were secured by investment securities with fair values of approximately $49.3 million and $41.9 million as of December 31, 2016 and December 31, 2015, respectively. The interest rate on these agreements was 0.20% at December 31, 2016 and December 31, 2015.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

NOTE 11. OTHER BORROWED FUNDS

Federal Home Loan Bank Advances

Maturity amounts and the weighted average rate of FHLB advances by year of maturity were as follows as of the dates presented (dollars in thousands).

	Amount		Weighted Average Rate
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Fixed rate advances maturing:
2016	-	119,137	-	0.40
2017(a)	73,603	4,160	0.79	0.97
2018(b)	6,100	1,100	0.91	1.00
2020	3,100	3,100	1.52	1.52
	$82,803	$127,497	0.82%	0.45%

(a) Includes amortizing advances, requiring monthly principal and interest of $51

(b) Includes amortizing advances, requiring monthly principal and interest of $1

As of December 31, 2016, these advances are collateralized by approximately $376.4 million of the Company’s loan portfolio and $50.4 million of the Company’s investment securities in accordance with the Advance Security and Collateral Agreement with the FHLB.

As of December 31, 2016, the Company had an additional $344.1 million available under its line of credit with the FHLB. In addition, the Company has outstanding unsecured lines of credit with its correspondent banks available to assist in the management of short-term liquidity. At December 31, 2016, the available balance on the unsecured lines of credit totaled approximately $55.0 million, with no outstanding balance reflected on the consolidated balance sheet.

Revolving Line of Credit

In addition to the unsecured lines of credit mentioned above, on June 27, 2016, the Company entered into a loan agreement (“Agreement”) with TIB providing for a $20.0 million revolving line of credit maturing June 27, 2018. Borrowings bear interest, payable quarterly, at a fixed rate per annum equal to the U.S. prime rate on June 27, 2016 (3.5%); provided, however, that on June 27, 2017, the rate will be adjusted to a fixed rate of interest equal to the prime rate on such date. The revolving line of credit is secured by a first priority security interest in all of the capital stock of Investar Bank and a security interest in all property of Investar Bank held by the lender. At December 31, 2016, the outstanding balance on the secured line of credit was $1.0 million and is reflected in other borrowings on the consolidated balances sheets.

The Agreement for the revolving line of credit contains customary representations, warranties, affirmative covenants and events of default, and also contains a number of negative covenants, including, but not limited to, restrictions on mergers and similar transactions, restrictions on liens, and a prohibition on the payment of dividends or repurchase of stock during an event of default. The agreement also contains financial covenants, including requiring that Investar Bank maintain (i) a Tier 1 Leverage Ratio and a Common Equity Tier 1 Ratio not less than 7.5% at all times, (ii) a Tier 1 Capital Ratio and a Total Capital Ratio not less than 9.5% at all times, (iii) a return on average assets of no less than 0.70% as of the end of each fiscal quarter, annualized on a year-to-date basis, (iv) Classified Assets (as defined in the Agreement) at no more than 35% of Investar Bank’s Tier 1 Capital plus allowance for loan and lease losses, and (v) a total loans to total assets ratio of no more than 85% at all times.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Junior Subordinated Debt

On May 1, 2013, in connection with the acquisition of First Community Bank (“FCB”), the Company assumed the common securities of First Community Louisiana Statutory Trust I, a Delaware statutory trust, that was initially established in March 2006 by First Community Holding Company, the parent bank holding company for FCB, for the purpose of issuing corporation-obligated mandatorily redeemable preferred capital securities to third-party investors. The trust used the proceeds from the issuance of their preferred capital securities and common securities (collectively referred to as “capital securities”) to buy floating rate junior subordinated debentures issued by FCB (subsequently assumed by the Company through their acquisition of FCB). The debentures are the trust’s only assets and interest payments from the debentures finance the distributions paid on the capital securities. Distributions on the capital securities are payable quarterly at a floating rate of three month LIBOR + 1.77%. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. Under the terms of the Indenture dated March 27, 2006, the junior subordinated debentures will mature on June 15, 2036. Under applicable regulatory guidelines, these junior subordinated debentures qualify as Tier 1 Capital.

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS

The Company currently holds interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 3.6 years. The total notional amount of the derivative contracts is $50.0 million.

For the year ended December 31, 2016, a gain of $0.4 million, net of a $0.2 million tax expense, was recognized in “Other comprehensive income (loss)” (“OCI”) in the accompanying consolidated statements of other comprehensive income for the change in fair value of the interest rate swap contracts. For both the years ended December 31, 2015 and 2014, a loss of $0.2 million, net of a $0.1 million tax benefit, respectively, was recognized in “Other comprehensive (loss) income” (“OCI”) in the accompanying consolidated statements of other comprehensive income for the change in fair value of the interest rate swap contracts. The swap contracts had a fair value of $8,000 and a negative fair value of $0.6 million at December 31, 2016 and 2015, respectively, and have been recorded in “Other assets” and “Accrued taxes and other liabilities,” respectively, in the accompanying consolidated balance sheets. The accumulated gain of $8,000 included in “Accumulated other comprehensive (loss) income” in the accompanying consolidated balance sheets would be reclassified to current earnings if the hedge transaction becomes probable of not occurring. The Company expects the hedge to remain fully effective during the remaining term of the swap contract.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

NOTE 13. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Articles of Incorporation give the Company’s board of directors the authority to issue up to 5,000,000 shares of preferred stock. As of December 31, 2016, there are no preferred shares outstanding. The preferred shares are considered “blank check” preferred stock. This type of preferred stock allows the board of directors to fix the designations, preferences and relative, participating, optional or other special rights, and qualifications and limitations or restrictions of any series of preferred stock without further shareholder approval.

Common Stock

The table below displays the Company’s common stock activity for the periods indicated.

Common Stock Issued and Outstanding
Shares
Outstanding at December 31, 2013	3,945,114
Issuances	3,296,176
Stock warrant activity	21,996
Restricted stock activity	(1,201)
Outstanding at December 31, 2014	7,262,085
Issuances	11,225
Repurchases	(36,856)
Stock option activity	10,125
Restricted stock activity	17,703
Outstanding at December 31, 2015	7,264,282
Issuances	14,596
Repurchases	(221,901)
Stock option activity	5,500
Restricted stock activity	32,774
Warrant activity	6,600
Outstanding at December 31, 2016	7,101,851

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

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The following table summarizes the Company’s warrant activity for the periods indicated.

	December 31,
	2016	2015	2014
$13.50 Per Share
Issued September 1, 2007, expired September 30, 2014(1)
Balance, beginning of period	-	-	49,903
Issued	-	-	-
Forfeited	-	-	(34,990)
Exercised	-	-	(14,913)
Balance, end of period	-	-	-

$13.50 Per Share
Issued March 21, 2009, expired December 31, 2014
Balance, beginning of period	-	-	12,720
Issued	-	-	-
Forfeited	-	-	(5,637)
Exercised	-	-	(7,083)
Balance, end of period	-	-	-

$13.33 Per Share
Issued October 1, 2011, expire July 1, 2018
Balance, beginning of period	130,875	130,875	130,875
Issued	-	-	-
Forfeited	-	-	-
Exercised	(6,600)	-	-
Balance, end of period	124,275	130,875	130,875

(1) The original expiration date of April 30, 2014 was extended on account of the IPO.

Equity Incentive Plan. The Company’s 2014 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity grants and awards, such as restricted stock, stock options and stock appreciation rights, to eligible participants, which include all of the Company’s and Bank’s employees and non-employee directors. The Plan reserved 600,000 shares of common stock for grant, award or issuance to directors and employees, including shares underlying granted options. The Plan is administered by the Compensation Committee of the Company’s board of directors, which determines, within the provision of the Plan, those eligible employees to whom, and the times at which, awards shall be granted. The Compensation Committee, in its discretion, may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee may approve the terms of grants and awards to the Company’s executive officers. At December 31, 2016 and 2015, no stock appreciation rights had been granted. At December 31, 2016, approximately 126,000 shares remain available for grant.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Stock Options

At the completion of the IPO in July 2014, the Company issued 216,000 stock options to key personnel that vest at one-sixth increments on the grant date anniversary of each of the following six years.

During the years ended December 31, 2016 and 2015, the Company issued 46,512 and 64,333 stock options, respectively, to key personnel that vest at one-fifth increments on the grant date anniversary of each of the following five years.

The table below summarizes the Company’s stock option activity for the periods indicated.

			Weighted
			Average
		Weighted	Remaining
Stock Options		Average	Contractual
	Shares	Price	Term (Years)
Outstanding at December 31, 2013	22,811	$13.33	4.88
Issued	216,000	14.00
Forfeited	-	-
Exercised	-	-
Outstanding at December 31, 2014	238,811	13.94	8.96
Issued	64,333	15.74
Forfeited	(14,667)	14.00
Exercised	(10,125)	13.33
Outstanding at December 31, 2015	278,352	14.37	8.42
Issued	46,512	14.28
Forfeited	-	-
Exercised	(5,500)	14.00
Outstanding at December 31, 2016	319,364	14.36	7.67
Exercisable at December 31, 2016	88,049	14.16	6.80

At December 31, 2016, the shares underlying total outstanding stock options had an intrinsic value of $1.4 million. The shares underlying exercisable stock options had an intrinsic value of approximately $0.4 million.

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards. The Black-Scholes option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. Stock option expense in the accompanying consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014 was $0.2 million, $0.2 million, and $0.1 million, respectively. At December 31, 2016, there was $0.7 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted average period of 3.6 years.

The table below shows the assumptions used for the stock options granted during the years ended December 31, 2016 and 2015.

	2016	2015
Dividend yield	0.22%	0.17%
Expected volatility	19.55%	18.48%
Risk-free interest rate	1.62%	1.79%
Expected term (in years)	7.0	7.0
Weighted-average grant date fair value	$3.44	$3.75

Time Vested Restricted Stock Awards. The Company has issued shares of time vested restricted stock with vesting terms ranging from one to six years. The total stock-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the grant date applied to the total number of shares granted and is amortized over the vesting period.

The Company issued a total of 54,837 shares of restricted stock to employees and directors for the year ended December 31, 2016. Of the restricted stock granted in 2016, 49,139 shares will vest over five years and 5,698 shares will vest over two years.

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

As of December 31, 2016, 2015, and 2014, unearned stock-based compensation associated with these awards totaled approximately $1.1 million, $0.8 million and $0.5 million, respectively. The $1.1 million of unrecognized compensation cost related to time vested restricted stock at December 31, 2016 is expected to be recognized over a weighted average period of 3.4 years.

The following table summarizes the unvested restricted stock award activity for the years ended December 31, 2016 and December 31, 2015.

	December 31,
	2016		2015
	Shares	Weighted Avg Grant Date Fair Value	Shares	Weighted Avg Grant Date Fair Value

Balance, beginning of period	60,592	$14.85	42,889	$13.96
Granted	54,837	14.67	36,434	15.50
Forfeited	(3,238)	15.71	(5,044)	14.29
Earned and issued	(18,825)	14.72	(13,687)	13.99
Balance, end of period	93,366	$14.75	60,592	$14.85

NOTE 14. EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) defined contribution plan (the “Plan”) which covers employees over the age of twenty-one who have completed 90 days of credited service, as defined by the Plan. The Plan allows employees to defer a percentage of their salaries subject to certain limits based on federal tax laws. The Company makes matching contributions up to 4% of the employee’s annual salary (subject to certain maximum compensation amounts as prescribed in Internal Revenue Service guidance). Contributions by the Company and participants are immediately vested. The Plan also allows for a discretionary Company contribution. Although no such contribution has been made as of December 31, 2016, the discretionary component vests in increments of 20% annually over a period of five years based on the employees’ years of service.

Employer matching contributions to the Plan for each of the years ended December 31, 2016, 2015 and 2014 were approximately $0.4 million.

The Company maintains a deferred compensation plan for a former FCB employee. A single premium immediate annuity policy was purchased in which the former employee is the beneficiary. Under this policy, the beneficiary will receive monthly payments of $2,000 through 2020.

NOTE 15. INCOME TAXES

The income tax expense included in the consolidated statements of operations is displayed in the table below for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands).

	December 31,
	2016	2015	2014

Current	$3,816	$3,897	$1,279
Deferred	(207)	(386)	(134)
	$3,609	$3,511	$1,145

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The provision for federal income taxes differs from that computed by applying the federal statutory rate of 35% in 2016 and 2015, and 34% in 2014, as indicated in the following analysis for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands).

	December 31,
	2016	2015	2014

Tax based on statutory rate	$3,921	$3,704	$2,224
Decrease resulting from:
Effect of tax-exempt income	(273)	(142)	(118)
Historical tax credits	10	(62)	(1,002)
Other	(49)	11	41
Total income tax expense	$3,609	$3,511	$1,145
Effective rate	31.4%	33.2%	17.5%

The Company records deferred income tax on the tax effect of changes in timing differences.

The net deferred tax asset was comprised of the following items as of the dates indicated (dollars in thousands).

	December 31,
	2016	2015	2014
Deferred tax liabilities:
Depreciation	$(1,650)	$(1,402)	$(1,435)
FHLB stock dividend	(20)	(5)	(16)
Basis difference in acquired assets and liabilities	(276)	(26)	-
Unrealized gain on available for sale securities	-	-	(62)
Gross deferred tax liability	(1,946)	(1,433)	(1,513)

Deferred tax assets:
Provision for loan losses	2,150	1,588	879
Provision for other real estate losses	266	328	517
Unrealized loss on available for sale securities	1,115	357	-
Unamortized start-up cost	123	147	165
Net operating loss carryforward	299	412	617
Deferred gain on sale of other real estate	33	35	-
Basis difference in acquired assets and liabilities	-	-	46
Historical tax credit	243	247	226
Other	585	234	160
Gross deferred tax assets	4,814	3,348	2,610
Net deferred tax asset	$2,868	$1,915	$1,097

The Company acquired net operating loss (“NOL”) carryforwards through tax free acquisitions. As of December 31, 2016 and December 31, 2015, the Company’s NOL carryforwards were approximately $0.9 million and $1.2 million, respectively, and expire in 2033.

As of December 31, 2016 and December 31, 2015, the Company’s general business credit was $12,000 which expires in 2028.

The Company files income tax returns under U.S. federal jurisdiction and the state of Louisiana, although the state of Louisiana does not assess an income tax on income resulting from banking operations. With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2013.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

NOTE 16. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

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

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of the dates indicated (dollars in thousands).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Assets:
Obligations of other U.S. government agencies and corporations	$29,490	$-	$29,490	$-
Obligations of state and political subdivisions	27,855	-	10,199	17,656
Corporate bonds	14,968	-	14,344	624
Residential mortgage-backed securities	87,588	-	87,588	-
Commercial mortgage-backed securities	2,444	-	2,444	-
Equity securities	706	706	-	-
Derivative financial instruments	8	-	8	-
Total assets	$163,059	$706	$144,073	$18,280

December 31, 2015
Assets:
Obligations of other U.S. government agencies and corporations	$26,473	$-	$26,473	$-
Obligations of state and political subdivisions	21,467	-	11,072	10,395
Corporate bonds	14,824	-	13,688	1,136
Residential mortgage-backed securities	47,526	-	47,526	-
Commercial mortgage-backed securities	1,989	-	1,989	-
Equity securities	1,092	1,092	-	-
Total assets	$113,371	$1,092	$100,748	$11,531
Liabilities:
Derivative financial instruments	$581	$-	$581	$-

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

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

	Obligations of
	State and Political	Corporate
	Subdivisions	Bonds	Total

Balance at December 31, 2014	$-	$-	$-
Realized gains (losses) included in net income	-	-	-
Unrealized losses included in other comprehensive income	-	-	-
Purchases	10,395	1,136	11,531
Sales	-	-	-
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Balance at December 31, 2015	$10,395	$1,136	$11,531
Realized gains (losses) included in net income	-	-	-
Unrealized losses included in other comprehensive income	(1,684)	(27)	(1,711)
Purchases	9,065	-	9,065
Sales	-	-	-
Paydowns	(120)	-	(120)
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	(485)	(485)
Balance at December 31, 2016	$17,656	$624	$18,280

There were no liabilities measured at fair value on a recurring basis using Level 3 inputs at December 31, 2016, 2015 and 2014. For the year ended December 31, 2016, there were no gains or losses included in earnings, nor were there unrealized gains or losses related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

Fair Value of Assets Measured on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis are summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at December 31, 2016 or 2015 (dollars in thousands).

	Estimated			Range of	Weighted Average
	Fair Value	Valuation Technique	Unobservable Inputs	Discounts	Discount
December 31, 2016
Impaired loans	$801	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	1% - 100%	32%

December 31, 2015
Impaired loans	$335	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	2% - 100%	35%
Other real estate owned	35	Discounted cash flows, Underlying collateral value, Third party appraisals	Collateral discounts and discount rates	17%	17%

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

The estimated fair values of the Company’s financial instruments at December 31, 2016 and December 31, 2015 are shown below (dollars in thousands).

	December 31, 2016
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$29,342	$29,342	$29,342	$-	$-
Federal funds sold	106	106	106	-	-
Investment securities	183,142	182,663	706	151,128	30,829
Other equity securities	5,362	5,362	-	5,362	-
Loans, net of allowance	886,375	890,949	-	-	890,949
Loan held for sale	-	-	-	-	-
Derivative financial instruments	8	8	-	8	-

Financial liabilities:
Deposits, noninterest-bearing	$108,404	$108,404	$-	$108,404	$-
Deposits, interest-bearing	799,383	779,397	-	-	779,397
FHLB short-term advances and repurchase agreements	112,690	112,690	-	112,690	-
FHLB long-term advances	9,200	9,233	-	-	9,233
Junior subordinated debt	3,609	3,635	-	-	3,635
Other borrowings	1,000	1,001	-	1,001	-

	December 31, 2015
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$20,785	$20,785	$20,785	$-	$-
Federal funds sold	181	181	181	-	-
Investment securities	139,779	139,642	1,092	112,958	25,592
Other equity securities	5,835	5,835	-	5,835	-
Loans, net of allowance	739,313	738,614	-	-	738,614
Loan held for sale	80,509	80,509	-	-	80,509

Financial liabilities:
Deposits, noninterest-bearing	$90,447	$89,427	$-	$89,427	$-
Deposits, interest-bearing	646,959	630,613	-	-	630,613
FHLB short-term advances and repurchase agreements	158,236	158,236	-	158,236	-
FHLB long-term advances	8,360	8,455	-	-	8,455
Junior subordinated debt	3,609	3,217	-	-	3,217
Derivative financial instruments	581	581	-	581	-

NOTE 17. REGULATORY MATTERS

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

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2016 and 2015, the most recent notifications from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 leverage capital ratios as set forth in the table below. There are no conditions or events since those notifications that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2016 and December 31, 2015 are presented in the tables below (dollars in thousands).

	Actual		Capital Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Tier 1 leverage capital
Investar Holding Corporation	$115,312	10.10%	$45,689	4.00%	NA	NA
Investar Bank	$114,417	10.03%	$45,651	4.00%	$57,063	5.00%

Common Equity Tier 1 risk-based capital
Investar Holding Corporation	$111,812	11.40%	$44,144	4.50%	NA	NA
Investar Bank	$114,417	11.67%	$44,104	4.50%	$63,706	6.50%

Tier 1 risk-based capital
Investar Holding Corporation	$115,312	11.75%	$58,858	6.00%	NA	NA
Investar Bank	$114,417	11.67%	$58,806	6.00%	$78,408	8.00%

Total risk-based capital
Investar Holding Corporation	$122,363	12.47%	$78,478	8.00%	NA	NA
Investar Bank	$121,468	12.39%	$78,408	8.00%	$98,010	10.00%

December 31, 2015
Tier 1 leverage capital
Investar Holding Corporation	$110,574	11.39%	$38,836	4.00%	NA	NA
Investar Bank	$107,209	11.07%	$38,749	4.00%	$48,436	5.00%

Common Equity Tier 1 risk-based capital
Investar Holding Corporation	$107,074	11.67%	$41,281	4.50%	NA	NA
Investar Bank	$107,209	11.71%	$41,200	4.50%	$59,511	6.50%

Tier 1 risk-based capital
Investar Holding Corporation	$110,574	12.05%	$55,042	6.00%	NA	NA
Investar Bank	$107,209	11.71%	$54,933	6.00%	$73,244	8.00%

Total risk-based capital
Investar Holding Corporation	$116,702	12.72%	$73,389	8.00%	NA	NA
Investar Bank	$113,337	12.38%	$73,244	8.00%	$91,555	10.00%

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

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

Management is currently evaluating the provisions of the final rule and its expected impact on the Company and the Bank. Management believes that at December 31, 2016, the Company and the Bank would have met all new capital adequacy requirements on a fully phased-in basis if such requirements were then effective. There can be no assurances that the Basel III capital rules will not be revised before the effective date and expiration of the phase-in periods.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements.

Commitments to extend credit are agreements to lend money with fixed expiration dates or termination clauses. The Company applies the same credit standards used in the lending process when extending these commitments, and periodically reassesses the customer’s creditworthiness through ongoing credit reviews. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral is obtained based on the Company’s assessment of the transaction. Essentially all standby letters of credit issued have expiration dates within one year. At December 31, 2016 and December 31, 2015, the Company’s commitments to extend credit totaled approximately $143.9 million and $149.9 million, respectively.

Additionally, at December 31, 2016, the Company had unfunded commitments of $0.9 million for its investment in Small Business Investment Company qualified funds.

Required Reserves

The Company is required to maintain average reserves at the Federal Reserve Bank. There were approximately $14.5 million and $12.7 million in reserves required at December 31, 2016 and December 31, 2015, respectively.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

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

NOTE 19. CONCENTRATIONS OF CREDIT

Substantially all of the Company’s loans and commitments have been granted to customers in the Company’s market area. The concentrations of credit by type of loan are set forth in Note 3, Loans. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

The Company maintains deposit accounts and federal funds sold with correspondent banks which may, periodically, exceed the federally insured amount.

NOTE 20. TRANSACTIONS WITH RELATED PARTIES

The Bank has made, and expects in the future to continue to make in the ordinary course of business, loans to directors and executive officers of the Company, the Bank, and their affiliates. In management’s opinion, these loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk. See Note 3, Loans, for more information regarding lending transactions between the Company and these related parties.

During 2016 and 2015, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated, were deposit customers of the Bank. See Note 9, Deposits, regarding total deposits outstanding to these related parties.

The Company has transactions with related parties for which the Company believes the terms and conditions are comparable to terms that would have been available from a third party that was unaffiliated with the Company. The following describes transactions since January 1, 2014, in addition to the ordinary banking relationships described above, in which the Company has participated in which one or more of its directors, executive officers or other related persons had or will have a direct or indirect material interest.

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

Both The Besselman & Little Agency and Gallagher Benefit Services paid a referral fee to the Company for referrals of clients to The Besselman & Little Agency or Gallagher Benefit Services for their insurance needs. The Company received referral fees of approximately $32,000, $70,000 and $74,000 for the years ended December 31, 2016, 2015 and 2014, respectively, from Gallagher Benefit Services.

Mr. Besselman is also the owner of H.R. Solutions, LLC, located in Baton Rouge, Louisiana, which provides the Company’s payroll processing services. The Company paid fees of approximately $61,000, $76,000 and $44,000 for the years ended December 31, 2016, 2015 and 2014, respectively, to H.R. Solutions, LLC.

The Company has engaged in a number of transactions with Joffrion Commercial Division, LLC, a commercial construction company owned and managed by Gordon H. Joffrion, one of the Company’s directors.

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

In August 2014, the Company selected Joffrion Commercial Division, LLC’s bid to construct a building in Gonzales, Louisiana, which was completed in 2015 and is expected to open in 2017, pending regulatory approval. The Company paid approximately $1.1 million for the construction of this branch.

In January 2016, the Company selected Joffrion Commercial Division, LLC’s bid in the amount of $0.6 million to renovate an existing branch location in Mandeville, Louisiana. The Company paid approximately $0.7 million for the branch renovation which was completed in May 2016.

In February 2016, the Company selected Joffrion Commercial Division, LLC’s bid in the amount of $0.7 million to renovate a building that was purchased in the Company’s New Orleans market as a potential branch location. The Company paid approximately $0.8 million for the building renovation which was completed in July 2016 and is expected to open in 2017, pending regulatory approval.

In August 2016, the Company selected Joffrion Commercial Division, LLC’s bid in the amount of $0.2 million for construction of a freestanding ATM on a tract of land in the Company’s Baton Rouge market. As of December 31, 2016, the Company paid approximately $45,000 for the project.

The Company believes that the terms and conditions of all of its transactions with Joffrion Commercial Division, LLC are comparable to terms that would have been available from a third party unaffiliated with the Company or the Bank.

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

NOTE 21. PARENT ONLY BALANCE SHEETS, STATEMENTS OF OPERATIONS AND STATEMENTS OF CASH FLOWS

BALANCE SHEETS
	December 31,
(dollars in thousands)	2016	2015
ASSETS
Cash and due from bank	$1,038	$1,901
Available for sale securities at fair value (amortized cost of $205 and $677, respectively)	228	607
Accounts receivable	26	100
Due from bank subsidiary	265	509
Investment in bank subsidiary	115,303	109,485
Investment in trust	109	109
Investment in tax credit entity	169	169
Trademark intangible	100	-
Deferred tax asset	245	258
Other assets	61	58
Total assets	$117,544	$113,196

LIABILITIES
Junior subordinated debt	$3,609	$3,609
Other borrowings	1,000	-
Accounts payable	87	170
Accrued interest payable	5	4
Dividend payable	86	63
Total liabilities	4,787	3,846

STOCKHOLDERS’ EQUITY
Common stock	7,102	7,264
Surplus	81,499	84,099
Retained earnings	26,227	18,650
Accumulated other comprehensive loss	(2,071)	(663)
Total stockholders’ equity	112,757	109,350

Total liabilities and stockholders’ equity	$117,544	$113,196

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

STATEMENTS OF OPERATIONS
	For the year ended December 31,
(dollars in thousands)	2016	2015
Revenue
Dividends received from bank subsidiary	$2,100	$-
Dividends on corporate stock	11	8
Gain on sale of investment securities, net	61	68
Undistributed net income of bank subsidiary	6,287	7,504
Partnership income	-	2
Interest income from investment in trust	3	2
Total revenue	8,462	7,584

Expense
Interest on borrowings	91	75
Management fees to bank subsidiary	299	366
Impairment of investment in tax credit entity	11	54
Other expense	441	358
Total expense	842	853
Income before income tax benefit	7,620	6,731

Income tax benefit	260	342
Net income	$7,880	$7,073

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

STATEMENTS OF CASH FLOWS
	For the year ended December 31,
(dollars in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,880	$7,073
Adjustments to reconcile net loss to net cash provided by operating activities:
Undistributed earnings of bank subsidiary	(6,287)	(7,504)
Gain on sale of available for sale securities	(61)	(68)
Impairment of investment in tax credit entity	11	54
Net change in:
Due from bank subsidiary	244	655
Other assets	(28)	257
Deferred tax asset	(19)	5
Accrued other liabilities	448	200
Net cash provided by operating activities	2,188	672

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributed to bank subsidiary	(1,000)	(25,500)
Purchases of investment securities available for sale	(389)	(972)
Proceeds from the sale of investment securities available for sale	924	364
Net cash used in investing activities	(465)	(26,108)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	1,000	-
Cash dividends paid on common stock	(278)	(221)
Payment to repurchase common stock	(3,473)	(572)
Proceeds from stock options and warrants exercised	165	135
Net cash used in financing activities	(2,586)	(658)

Net decrease in cash	(863)	(26,094)
Cash and cash equivalents, beginning of period	1,901	27,995
Cash and cash equivalents, end of period	$1,038	$1,901

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest on borrowings	$89	$75

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

NOTE 22. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the years ended December 31, 2016, 2015 and 2014 (in thousands, except share data).

	December 31,
	2016	2015	2014

Net income available to common stockholders	$7,880	$7,073	$5,397
Weighted average number of common shares outstanding used in computation of basic earnings per common share	7,107,187	7,214,045	5,533,514
Effect of dilutive securities:
Restricted stock	10,228	5,861	41,467
Stock options	19,685	21,150	22,811
Stock warrants	12,734	16,952	179,510
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	7,149,834	7,258,008	5,777,302
Basic earnings per share	$1.11	$0.98	$0.98
Diluted earnings per share	$1.10	$0.97	$0.93

NOTE 23. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2016
Total interest income	$10,378	$10,719	$10,993	$11,062
Total interest expense	1,831	2,061	2,240	2,281
Net interest income	8,547	8,658	8,753	8,781
Provision for loan losses	454	800	450	375
Net interest income after provision for loan losses	8,093	7,858	8,303	8,406
Noninterest income	1,287	2,256	1,029	896
Noninterest expense	6,384	7,104	6,548	6,603
Income before income taxes	2,996	3,010	2,784	2,699
Income tax expense (benefit)	1,006	1,005	747	851
Net income	$1,990	$2,005	$2,037	$1,848
Earnings per common share - basic	$0.28	$0.28	$0.29	$0.26
Earnings per common share - diluted	$0.28	$0.28	$0.29	$0.26

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2015
Total interest income	$8,800	$9,187	$9,480	$9,873
Total interest expense	1,301	1,407	1,528	1,646
Net interest income	7,499	7,780	7,952	8,227
Provision for loan losses	700	400	400	365
Net interest income after provision for loan losses	6,799	7,380	7,552	7,862
Noninterest income	2,540	2,066	2,167	1,571
Noninterest expense	6,424	6,682	7,013	7,234
Income before income taxes	2,915	2,764	2,706	2,199
Income tax expense (benefit)	965	951	850	745
Net income	$1,950	$1,813	$1,856	$1,454
Earnings per common share - basic	$0.27	$0.25	$0.26	$0.20
Earnings per common share - diluted	$0.27	$0.25	$0.26	$0.20

INVESTAR HOLDING CORPORATION

Notes to Consolidated Financial Statements

NOTE 24. SUBSEQUENT EVENTS

On March 8, 2017, the Company announced that it has entered into a definitive agreement (the “Agreement”) to acquire Citizens Bancshares, Inc. (“Citizens”) and its wholly-owned subsidiary, Citizens Bank, in Ville Platte, Louisiana. According to the terms of the Agreement, Investar will pay a total amount of cash merger consideration to shareholders of Citizens equal to $45.8 million.

At December 31, 2016, Citizens had approximately $245.5 million in assets, $126.8 million in net loans, and $208.7 million in deposits and $35.6 million in stockholder’s equity. Citizens offers a full range of banking products and services to the residents of Evangeline Parish through its three branch locations.

Management has evaluated all subsequent events and transactions that occurred after December 31, 2016 up through the date that the financial statements were available to be issued and determined that there were no additional events that require disclosure, other than that described above. No additional events or changes in circumstances were identified that would have an adverse impact on the financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes to internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting and the report thereon of Postlethwaite & Netterville are included herein under Item 8, Financial Statements and Supplementary Data.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Board Composition

Our board is currently comprised of 12 directors, each of whom was elected for a one-year term at our Annual Meeting of Shareholders held on May 18, 2016. In addition, the board of directors has nominated Robert Chris Jordan to stand for election as a director at our 2017 Annual Meeting of Shareholders.

Information about Directors and Director Nominees

The following lists each director currently serving on our board or nominated for the election to our board at the 2017 Annual Meeting of Shareholders and includes a brief discussion of the experience, qualifications and skills that led us to conclude that such individual should serve as a member of our board. We believe that our board of directors consists of a diverse collection of individuals who possess the integrity, education, work ethic and ability to work with others necessary to oversee our business effectively and to represent the interests of all shareholders. The information presented below highlights certain notable experience, qualifications and skills for each director and nominee, but does not provide an exhaustive catalog of each and every qualification and skill that a director or nominee possesses.

Name	Age	Background, Qualifications and Skills
James M. Baker Director since 2013	62

       Since 1999, Mr. Baker served as the President and CEO of TOPCOR Companies, LLC, a consolidated group of 12 specialty contracting firms servicing the infrastructure and industrial markets, with offices in Houston, Texas, Lake Charles and Baton Rouge, Louisiana, Augusta, Georgia and Tampa, Florida. In 2016, Mr. Baker sold the assets of the firms to Structural Group, LLC, a privately held firm, where he is now employed as the Vice President of a new operating entity called Structural TOPCOR, LLC. Through his business activities, Mr. Baker brings a strong sense of the business conditions in our markets that is valuable to the board. He also understands the capital needs and other challenges that many of our business customers face, and his insights on this topic help us tailor our products and services for business owners.

Thomas C. Besselman, Sr. Director since 2009	67

       Since 1971, Mr. Besselman has been a licensed Health, Life and Accident Insurance Professional. He is the former owner of The Besselman & Little Agency, L.L.C. in Baton Rouge, Louisiana, which he sold in April 2012. Mr. Besselman has also been the owner of H. R. Solutions, L.L.C., which provides the Bank’s payroll processing services, since June 2006. As a business owner, Mr. Besselman is able to add a borrower’s perspective to board discussions. Mr. Besselman’s extensive relationships in the Baton Rouge community also qualify him to serve on our board.

James H. Boyce, III Director since 2009	50

       For over 20 years, Mr. Boyce has owned several convenience stores and three consumer loan and sub-prime auto lending companies in Ascension Parish, Louisiana. Consumer loans comprise a significant portion of our lending activities, and Mr. Boyce’s ownership of consumer loan companies allows him to provide sound advice regarding this aspect of our operations. In addition, being located in Ascension Parish, Louisiana, Mr. Boyce’s knowledge of this area helps us shape our policies for this and the other suburban areas of our markets.

Robert M. Boyce, Sr. Director since 2013	64

       Mr. Boyce is retired, having recently sold his interest in Louisiana Machinery Company, L.L.C., a Caterpillar distributor located in Baton Rouge, Louisiana. From 1975 until August 2014, Mr. Boyce was an owner and officer of Louisiana Machinery Co., L.L.C. Mr. Boyce’s extensive experience in the Baton Rouge business community, and his significant contacts within the community, qualify him to serve on our board.

John J. D’Angelo Director since 2009	57

       Mr. D’Angelo has been the President and Chief Executive Officer of the Company since our organization as a bank holding company in 2013. He has also served as the Bank’s President and Chief Executive Officer since its organization in 2006. Prior to the Bank’s organization, Mr. D’Angelo was manager of the private banking, small business banking, construction lending, brokerage and trust areas of Hibernia National Bank (the predecessor to Capital One, N.A.) for more than six years in the East Baton Rouge Parish, Louisiana, market. From 1996 to 2005, Mr. D’Angelo was president and director of Aegis Lending Corporation, a company with lending operations in 46 states and the District of Columbia. As the founder of the Bank and its current Chief Executive Officer, Mr. D’Angelo has a detailed understanding of our history, current operations and future plans and strategies. His extensive banking experience is an additional qualification to serve on our board.

William H. Hidalgo, Sr. Director since 2013	77

       Mr. Hidalgo, the Chairman of our board, is the owner and managing member of Halimar Shipyard, LLC, a shipyard management company in Morgan City, Louisiana, and is an active marine consulting engineer. From May 1994 to October 2001, Mr. Hidalgo served as President and CEO of Conrad Industries, Inc., a marine vessel and offshore drilling component construction company in Morgan City. As with a number of other directors, as a business owner, Mr. Hidalgo is able to add a borrower’s perspective to board discussions. His significant experience owning and operating companies also enables him to help the board efficiently manage the Company’s growth.

Gordon H. Joffrion, III Director since 2013	63

       Mr. Joffrion has been a licensed general contractor since 1979. Since 2006, he has been the General Manager of Joffrion Construction, Inc. in Baton Rouge, Louisiana. Mr. Joffrion’s long-standing business and personal relationships in the Baton Rouge area, as well as his strong sense of the business conditions in Baton Rouge, qualify him to serve on the board.

Robert Chris Jordan Nominee for directorate	63

       Mr. R. Chris Jordan, a resident of New Iberia, Louisiana, currently serves as Managing Member of Vermillion Business Group, a company developing properties for several Fortune 500, a position he has held since 1989. The company also develops gated and non-gated subdivisions and industrial parks. Involved in numerous civic and non-profit associations, Mr. Jordan interacts with many people in the Lafayette region.

David J. Lukinovich Director since 2013	57

       Mr. Lukinovich is a board certified tax attorney and a board certified estate planning and administration attorney. He has been president of his law firm, David J. Lukinovich, APLC, since 1995. Mr. Lukinovich’s extensive knowledge of tax matters provides the board with valuable insight regarding the tax implications of our strategies. Also, Mr. Lukinovich’s legal practice gives him insight regarding the issues that are important to our individual customers.

Suzanne O. Middleton Director since 2013	57

       Ms. Middleton is the Chief Financial Officer of Credit One, LLC, a debt buying and Collection Company based in Metairie, Louisiana. She has held such position since April 1999. As a chief financial officer, Ms. Middleton is able to use her understanding of financial and accounting matters to help us shape our business plans. Also, her knowledge of the New Orleans area allows her to provide insight regarding our growth plans in this market.

Andrew C. Nelson, M.D. Director since 2013	51

       Dr. Nelson is a board certified gastroenterologist. He has been a practicing partner with Gastroenterology Associates in Baton Rouge, Louisiana, since 1997. In addition to the different perspective on our banking operations that Dr. Nelson’s background as a physician gives him, Dr. Nelson is also a small business owner and adds this viewpoint to board discussions.

Carl R. Schneider, Jr. Director since 2013	53

       Since 2002, Mr. Schneider has served as the Chief Information Officer of Gray and Company, Inc., the parent entity of multiple companies that engage in oil and gas exploration, property and casualty insurance and property management, among other activities, headquartered in Metairie, Louisiana. Since February 2014, he has also served as the presiding manager of Denkmann Interests, a collection of privately-held businesses headquartered in Flowood, Mississippi, that engage in land management, forestry, commercial real estate and oil and gas production. Mr. Schneider also serves on a number of non-profit boards. Mr. Schneider’s significant business experience, as well as his longstanding business and personal relationships in New Orleans, qualify him to serve on our board.

Frank L. Walker Director since 2013	56

       Mr. Walker has been the Chief Financial Officer of JP Oil Holdings, LLC since 1996. JP Oil Holdings, headquartered in Lafayette, Louisiana, is an oil and gas exploration and production company operating nearly 200 active wells across several states. In addition to his understanding of financial matters resulting from his business experience, Mr. Walker’s knowledge and contacts in Lafayette help us to develop our strategies to further expand our presence in this area.

EXECUTIVE OFFICERS

The names, ages, positions and business experience of our executive officers, except for Mr. D’Angelo, are listed below. Because he is also a member of our board, information about Mr. D’Angelo can be found under “Information about Directors and Director Nominees” above. All of our executive officers are appointed annually by the board of directors and serve at the discretion of the board.

Name	Age	Position
Dane M. Babin	41

       Mr. Babin joined the Bank in July 2015 and served as its Operations Manager until October 2015 when he assumed the role of Chief Operations Officer of the Company and the Bank. Prior to joining the Bank, he served as the Chief Information Officer for Business First Bank in Baton Rouge, Louisiana from 2008 to 2015.

Rachel P. Cherco	57

       Ms. Cherco served as Chief Financial Officer of Investar Bank from 2006 to October 2015, when she assumed the role of Chief Accounting Officer of the Company and the Bank, and currently serves as the Treasurer of the Company and the Cashier of the Bank. Prior to 2006, Ms. Cherco was the Chief Financial Officer of United Community Bank from its chartering in 1998 until 2005.

Ryan P. Finnan	42

       Mr. Finnan served as Chief Operations Officer of Investar Bank from 2009 to October 2015, when he assumed his new position as the Bank’s Consumer and Business Banking President. From 2008 to 2009, he served as our Consumer Lending Manager. Prior to joining the Bank, Mr. Finnan was employed by Hibernia National Bank/Capital One as its Indirect Servicing Manager from 2005 through 2007.

Christopher L. Hufft	44

       Mr. Hufft joined the Bank in February 2014 as its Chief Accounting Officer. In October 2015, he assumed the role of Chief Financial Officer of the Company and the Bank. Prior to joining the Bank, Mr. Hufft served as the Vice President of Accounting at Amedisys, Inc., a publicly-traded home health and hospice company, from 2005 to February 2014. Mr. Hufft, a licensed certified public accountant, also spent seven years in public accounting, serving both public and privately-held clients in the banking, healthcare and manufacturing sectors.

Randolf F. Kassmeier	64

       Mr. Kassmeier serves as the Executive Vice President and General Counsel of the Bank. From 1990 to 2006, he was Associate General Counsel and Senior Vice President for Hibernia National Bank, New Orleans, Louisiana. Following his employment at Hibernia National Bank, Mr. Kassmeier practiced law in New

Orleans, advising several community banks.

Travis M. Lavergne	33

       Mr. Lavergne has served as Executive Vice President and Chief Credit Officer since March 2013. He joined the Bank in July 2012 as our Chief Risk Management Officer, which position he still holds. Prior to joining the Bank, Mr. Lavergne was a Senior Examiner at the Louisiana Office of Financial Institutions from September 2005 to July 2012. As an examiner, he primarily conducted safety and soundness examinations of Louisiana-chartered banks and bank holding companies located in the Baton Rouge region.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC and the Nasdaq reports of ownership of our securities and changes in their ownership on Forms 3, 4 and 5. Executive officers, directors and greater than 10% shareholders are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of the reports on Forms 3 and 4 and amendments thereto furnished to us in 2016 and Forms 5 and amendments thereto furnished to us with respect to 2016, or written representations from reporting persons that no Form 5 filing was required, we believe that in 2016, all of our executive officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a) with the exception of Mr. Lukinovich, who inadvertently failed to timely file one Form 4 to report a purchase of common stock. This transaction was subsequently reported on a Form 4.

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

CORPORATE GOVERNANCE

Board Committees

To assist in the performance of its responsibilities, our board of directors has established standing committees. These committees include our executive committee as well as our audit committee, compliance committee, compensation committee and nominating and governance committee. Each of our audit, compliance, compensation, and nominating and governance committees are composed entirely of independent directors. Each committee has adopted a written charter, a copy of which is available at www.investarbank.com by clicking on “Corporate Governance” under the “Investor Relations” tab and then clicking on the appropriate committee charter. The table below reflects the current membership of our standing committees.

Name of Director	Executive Committee	Audit Committee	Compliance Committee	Compensation Committee	Nominating and Governance Committee
John J. D'Angelo	Chairman
James M. Baker				X	X
Thomas C. Besselman, Sr.	X
James H. Boyce, III				X	X
Robert M. Boyce, Sr.					X
William H. Hidalgo, Sr.	X
Gordon H. Joffrion, III
David J. Lukinovich		X	Chairman		X
Suzanne O. Middleton	X			Chairman
Andrew C. Nelson, M.D.	X			X	Chairman
Carl R. Schneider, Jr.		X	X
Frank L. Walker		Chairman	X

Audit Committee Independence and Financial Experts

The board has determined that each member of the audit committee (1) is an “independent director” as defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules, (2) meets the criteria for independence in Rule 10A-3(b)(1) of the Exchange Act and (3) satisfies the other requirements for audit committee membership under the Nasdaq Marketplace Rules. The board has determined that David J. Lukinovich qualifies as an “audit committee financial expert” under applicable SEC rules and regulations and satisfies the financial sophistication requirements under Rule 5605(c)(2)(A) of the Nasdaq Marketplace Rules.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

The fundamental purpose of our executive compensation program is to assist us in achieving our financial and operating performance objectives. Specifically, we attempt to tailor an executive’s compensation to (1) retain and motivate the executive, (2) reward him or her upon the achievement of company-wide, department and individual performance goals and (3) align the executive’s interest with the creation of long-term shareholder value, without encouraging excessive risk taking. We have compensated our named executive officers through a mix of base salary, cash bonuses, equity-based incentives and other broad-based benefits, primarily consisting of retirement benefits generally available to all employees and insurance. We believe the mix of these compensation elements and the amounts of each element in 2016 provided our named executive officers with compensation that was reasonably competitive with our peers, and appropriately rewarded each named executive officer for his contribution to our performance.

Our compensation committee determines the compensation of our executive officers and our directors and recommends to our full board the amount and type of compensation for our executive officers and our directors.

The compensation committee usually determines its recommendations regarding the compensation to be paid in an upcoming year to our named executive officers either at its December meeting in the prior year or, if circumstances make such a meeting impractical, as soon as possible in the new fiscal year. At this meeting, the committee evaluates the performance of our named executive officers during the past year and recommends adjustments to base salaries and individual equity compensation awards to be made for the upcoming year, including any performance objectives or other restrictions that must be satisfied as a condition of any grant or award. In addition, the committee determines the amount of our named executive officers’ annual cash bonuses for the immediately completed fiscal year and, to the extent any equity compensation for that year was contingent on the attainment of performance goals, determines whether and to what extent the goals have been satisfied.

Role of Our Officers Relating to Executive Compensation

Our executive officers compile and provide information, make recommendations, and assist in the management and administration of our executive compensation plans. Their responsibilities may include, but are not limited to, the following:

•	Recommending pay levels and equity compensation awards for key executive officers, other than our chief executive officer;
•	Recommending changes to ensure that our compensation programs remain competitive and aligned with our objectives; and
•

Providing information and data to the committee, including, but not limited to: (1) information concerning Company and individual performance; (2) information concerning the attainment of our strategic objectives; (3) the common stock ownership of each executive and his or her option holdings; (4) information about equity compensation plan dilution; (5) quantification of all forms of compensation payable to our executives; and (6) peer group compensation and performance data.

Our executive officers may attend meetings at the request of the committee, except that Mr. D’Angelo is not present during the deliberations of his compensation.

Use of Compensation Consultants

Under its charter, the compensation committee has the authority to retain its own independent compensation consultant. In 2015, the Company’s management engaged Creative Compensation Solutions to provide consulting services with respect to developing salary ranges and grades for all positions within Investar and the Bank, including our executive officer positions, based on market data. Prior to its engagement of Creative Compensation Solutions, our management considered the nature of any work previously performed by the Creative Compensation Solutions for us or the compensation committee and evaluated whether there were any relationships between it and the Company or its directors, officers or employees. Our management concluded that the engagement of Creative Compensation Solutions did not raise any conflicts of interest issues. The compensation committee reviewed the information from the consultant regarding all employee positions before making its compensation recommendations to the full board.

Narrative to Summary Compensation Table for 2016

During 2016, our executive compensation program consisted of the five elements described below.

Base salary. Our board of directors sets each named executive officer’s base salary annually, based on the recommendation of the compensation committee. Effective April 1, 2016, the board approved increases to the base salaries of our executives as reflected in the Summary Compensation Table. Adjustments to base salary are based upon a review of a variety of factors, including the following:

•

individual and Bank performance, measured against quantitative and qualitative goals, such as our growth, asset quality, profitability and other matters, including the status of our relationship with the banking regulatory agencies;

•	duties and responsibilities as well as the executive’s experience; and
•	the types and amount of each element of compensation to be paid to the named executive officer.

Cash incentives. We offer annual cash incentives to certain employees, including our named executive officers. The cash incentive is intended to encourage high levels of performance and to enable the Company to recruit, retain and motivate employees by rewarding individuals for the Company’s profitability. The amount of an incentive bonus and the performance goals that must be satisfied to earn a bonus are based on an employee’s position at the Bank and are set at the beginning of each year. The compensation committee approves the total incentive bonus that each employee is eligible to earn, while the individual performance goals are set by Mr. D’Angelo (except that the compensation committee establishes the goals applicable to Mr. D’Angelo’s incentive bonus). For our named executive officers, performance goals for 2016 related to, among other factors, the Bank’s pre-tax net income to the budget, our return on assets and efficiency ratio as well as our regulatory exam results.

Except for sign-on bonuses that we may pay in connection with the hiring of an executive officer, we do not pay discretionary cash bonuses.

Equity Compensation. Equity compensation is awarded under our 2014 Long-Term Incentive Compensation Plan, (the “Equity Incentive Plan”). Awards of equity compensation are intended to align the interests of our executives with the interests of our shareholders in a manner that does not encourage excessive risk-taking. The committee uses restricted stock to provide immediate alignment of executive and shareholder interests, and stock options to incent longer-term performance because options have value only to the extent our share price increases during the exercise period. Our executives may receive equity compensation in the form of one or both of these awards. During 2016, the committee approved the following grants under the Equity Incentive Plan to our named executive officers:

Name	Stock Options	Shares of Restricted Stock
John J. D'Angelo	29,070	7,003
Christopher L. Hufft	8,721	2,101
Dane M. Babin	-	1,050

Please refer to “Compensation Tables—Outstanding Equity Awards at Fiscal Year End” for information about the terms of our stock option grants and outstanding restricted stock awards.

Perquisites and Welfare Benefits. We maintain a number of broad-based benefit plans that are available to all of our employees, including group medical, dental and life insurance plans, some of which are contributory. Our named executive officers may participate in these plans. In addition, we maintain bank-owned life insurance policies with respect to each of the Company’s named executive officers. Although Investar Bank is the named beneficiary of each of those policies, we have agreed with each of those named executive officers that if the officer dies while employed by Investar Bank, the Company will pay such named executive officer’s estate an amount equal to 130% of that officer’s salary for the year in which his death occurs out of the benefits Investar Bank receives under such policy.

Other perquisites we provide to certain of our named executive officers are an allowance for vehicle expenses and country club dues. In 2016, the value of these perquisites did not exceed $10,000 for any of our executive officers. Although these perquisites involve incidental personal value, we believe both are necessary to advance our business purposes.

Retirement and Termination Benefits. We offer our employees who have completed 90 days of service participation in a tax-qualified defined contribution 401(k) plan sponsored by the Bank, which is intended to incent retirement savings on a tax-advantaged basis. We match voluntary deferrals, not in excess of 4% of each employee’s compensation. Our matching contributions, as well as voluntary employee deferrals, are fully vested at all times. Benefits under the plan are equal to each employee’s account balance and may be distributed upon separation from employment, generally in the form of a single sum.

We do not maintain any defined benefit plan, actuarial benefit plan, supplemental executive retirement plan or deferred compensation plan for any of our executive officers.  In addition, we have not entered into any change in control, severance or noncompetition agreements with any executive officer, nor are we otherwise obligated to pay any executive officer any amounts if there is a change in control of the Company or the Bank or if such executive’s employment with us terminates.

Our named executive officers’ base compensation for our 2016 fiscal year is set forth below in the Summary Compensation Table in the section titled “Compensation Tables.”

COMPENSATION TABLES

The following table provides information regarding the compensation paid to our principal executive officer and our two most highly compensated officers other than our principal executive officer, whom we refer to collectively as our “named executive officers,” for our fiscal years ended December 31, 2016 and 2015.

Summary Compensation Table
Name and Principal Position	Year	Salary(1)	Stock Awards(2)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation		Total
John J. D'Angelo	2016	$367,449	$100,002	$100,000	$86,875	$20,924	(4)	$675,250
President and Chief Executive Officer	2015	342,625	37,500	112,500	65,698	19,548		577,871
Christopher L. Hufft	2016	182,600	30,000	30,000	16,263	9,080		267,943
Chief Financial Officer	2015	168,547	11,250	33,750	14,835	8,350		236,732
Dane M. Babin	2016	168,738	15,000	-	26,818	14,602		225,158
Chief Operations Officer

(1)	Includes amounts deferred under the Company’s 401(k) plan.
(2)

The dollar amount of our stock option grants and time-based restricted stock awards reflects the aggregate fair value determined as of the date of the grant or award in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation. Please refer to Note 13, “Stockholders’ Equity” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, for details regarding the assumptions used to derive the fair value of our stock option grants and restricted stock awards.

(3)	Represents payout of annual cash incentives.
(4)	Includes Company contributions to our 401(k) plan in the amount of $10,600.

The following table provides information regarding outstanding stock options and unvested restricted stock awards that our named executive officers held as of December 31, 2016. Each grant listed below was made under our Equity Incentive Plan. Under the terms of the stock option grants and restricted stock awards, if a change in control (as defined in the Equity Incentive Plan) occurs, the options will become fully vested and remain exercisable until their expiration while the shares of restricted stock will remain subject to applicable vesting conditions, except that such conditions lapse if the holder of the shares of restricted stock is involuntarily terminated (other than for cause as defined in the Equity Incentive Plan) during the 24-month period after a change of control. The options and restricted stock, whether or not then vested, are subject to forfeiture in the event of an involuntary termination for cause or voluntary separation from service. The options are exercisable only during the period of employment, except that an extended exercise period is available in the event of the holder’s death, disability, retirement, or involuntary termination of employment without cause.

Outstanding Equity Awards at December 31, 2016
Option Awards							Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Unites of Stock That Have Not Vested (#)(1)	Market Value of Shares of Units of Stock That Have Not Vested ($)(2)
John J. D'Angelo	07/01/2014	23,334	46,666	(3)	$14.00	07/01/2024	11,125	$207,481
	04/30/2015	6,000	24,000	(4)	15.74	04/01/2025
	03/01/2016	-	29,070	(5)	14.28	03/01/2026
Christopher L. Hufft	07/01/2014	2,166	4,334	(3)	14.00	07/01/2024	3,316	61,843
	04/30/2015	1,800	7,200	(4)	15.74	04/01/2025
	03/01/2016	-	8,721	(5)	14.28	03/01/2026
Dane M. Babin							1,827	34,074

(1) The unvested stock awards will vest as shown in the table below in accordance with the terms of the restricted stock agreement.

Name	Shares	Vesting Date
John J. D'Angelo	500	On July 1, 2017
	1,715	One half of total on each of July 1, 2017 and 2018
	1,907	One fourth of total on each of April 1, 2017, 2018, 2019, and 2020
	7,003	One fifth of total on each of March 1, 2017, 2018, 2019, 2020, 2021

Christopher L. Hufft	643	One third of total on each of March 31, 2017, 2018, and 2019
	572	One fourth of total on each of April 1, 2017, 2018, 2019, and 2020
	2,101	One fifth of total on each of March 1, 2017, 2018, 2019, 2020, 2021

Dane M. Babin	777	One fourth of total on each of August 1, 2017, 2018, 2019, and 2020
	1,050	One fifth of total on each of March 1, 2017, 2018, 2019, 2020, 2021

(2)     This column represents the market value of the shares of restricted stock as of December 31, 2016, based on the closing price of our common stock, as reported on the Nasdaq Global Market, of $18.65 per share on December 30, 2016.

(3) Options vest on a pro rata basis over a six-year service period, beginning July 1, 2015.
(4) Options vest on a pro rata basis over a five-year service period, beginning April 1, 2016.
(5) Options vest on a pro rata basis over a five-year service period, beginning March 1, 2017.

NON-EMPLOYEE DIRECTOR COMPENSATION

Our non-employee directors are compensated with restricted stock for their service on the board. The restricted stock vests in one-half increments over a two-year vesting period. Directors who are also our employees do not receive additional compensation for their service as directors. On January 1, 2016, our non-employee directors were granted restricted stock with a target grant date fair value of $7,000, or $8,000 for committee chairmen, for their service on our board. The restricted stock vests in equal installments on the first two anniversaries of the grant date.

The following table sets forth compensation paid during 2016 to each of our non-employee directors.

Director Compensation Table
Name(1)	Stock Award(2)	Total
Robert M. Boyce, Sr., William H. Hidalgo, Sr., David J. Lukinovich, Suzanne O. Middleton, Andrew C. Nelson, M.D.	$7,988	$7,988
James M. Baker, Thomas C. Besselman, Sr., James H. Boyce, III, J.E. Brignac, Jr.(3), Gordon H. Joffrion, III, Carl R. Schneider, Jr., and Frank L. Walker	6,993	6,993

(1)

As of December 31, 2016, Robert M. Boyce, Sr., William H. Hidalgo, Sr., David J. Lukinovich, Suzanna O. Middleton, and Andrew C. Nelson, M.D. had 229 unvested shares of restricted stock and James M. Baker, Thomas C. Besselman, Sr., James H. Boyce, III, Gordon H. Joffrion, III, Carl R. Schneider, Jr., and Frank L. Walker had 201 unvested shares of restricted stock.

(2)

The dollar amount of our stock option grants and time-based restricted stock awards reflects the aggregate fair value determined as of the date of the grant or award in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation. Please refer to Note 13, “Stockholders’ Equity” in the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, for details regarding the assumptions used to derive the fair value of our stock option grants and restricted stock awards.

(3)	Resigned as director effective February 2016, at which time all of his restricted shares vested.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the compensation committee during 2016 were Suzanne O. Middleton (Chairman), James M. Baker, James H. Boyce, III and Andrew C. Nelson, M.D. In 2016, no member of the compensation committee was an officer or employee of the Company or any of its subsidiaries or was formerly an officer of the Company or any of its subsidiaries, and no member had any relationship, other than ordinary course loan and other banking relationships, requiring disclosure as a related person transaction under applicable SEC regulations.

In addition, in 2016, none of our officers served as a member of the compensation committee of another entity, or as a director of another entity, one of whose executive officers served on our compensation committee or as one of our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

As of February 28, 2017, we had approximately 951 shareholders of record. The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2017, by each person or entity, including any group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, or the Exchange Act), known to us to be the beneficial owner of 5% or more of our outstanding common stock. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and is based upon the number of shares of our common stock outstanding as of February 28, 2017, which was 7,126,975 shares.

Name and Address	Number of Shares Beneficially Owned		Percent of Class
FJ Capital Management LLC	611,938	(1)	8.6%
1313 Dolley Madison Boulevard, Suite 306
McLean, VA 22101
Maltese Capital Management LLC	403,222	(2)	5.7%
150 East 52nd Street, 30th Floor
New York, NY 10022
Endeavour Capital Advisors Inc.	521,270	(3)	7.3%
410 Greenwich Avenue
Greenwich, CT 06830
Charles J. Moore and Associates	446,734	(4)	6.3%
20 North Wacker Drive, Suite 3300
Chicago, IL 60606

(1)

The amount shown in the table above and the following information are based on a Schedule 13G/A filed with the SEC on February 14, 2017 by FJ Capital Management LLC (“FJ Capital”) reporting beneficial ownership as of December 31, 2016. FJ Capital has shared voting power with respect to all of the shares and shared dispositive power with respect 320,512 of the shares covered by the Schedule 13G/A. FJ Capital is a registered sub-investment advisor to clients of FJ Capital that are the record owners of the shares. To the knowledge of FJ Capital, no client owns more than 5% of our common stock.

(2)

The amount shown in the table above and the following information are based on a Schedule 13G/A filed with the SEC on February 2, 2017 by Maltese Capital Management LLC (“Maltese Capital”) reporting beneficial ownership as of December 31, 2016. Maltese Capital has shared voting and dispositive power with respect to all of the shares covered by the Schedule 13G/A. Maltese Capital is a registered investment advisor to clients of Maltese Capital that are the record owners of the shares. To the knowledge of Maltese Capital, no client owns more than 5% of our common stock.

(3)

The amount shown in the table above and the following information are based on a Schedule 13G filed with the SEC on February 14, 2017 by Endeavour Capital Advisors Inc. (“Endeavour Capital”) reporting beneficial ownership as of December 31, 2016. Endeavour Capital has shared voting and dispositive power with respect to all of the shares covered by the Schedule 13. Endeavour Capital is a registered investment advisor to clients of Endeavour Capital that are the record owners of the shares. To the knowledge of Endeavour Capital, no client owns more than 5% of our common stock.

(4)

The amount shown in the table above and the following information are based on a Schedule 13G filed with the SEC on February 15, 2017 by Banc Fund VI L.P., Banc Fund VII L.P., Banc Fund VIII L.P., and Banc Fund IX L.P. (collectively, the “Funds”) reporting beneficial ownership as of December 31, 2016. Banc Funds Company, L.L.C. ("Banc Funds") is the general partner of each of the Funds. As reported in the Schedule 13G, through his positions as manager of the Funds and principle of Banc Funds, Charles J. Moore has sole voting and dispositive power with respect to all of the shares covered by the Schedule 13G. To the knowledge of Banc Funds, no client owns more than 5% of our common stock.

STOCK OWNERSHIP OF DIRECTORS AND OFFICERS

The following table includes information about the common stock owned by our directors, nominees and executive officers, as of February 28, 2017, including each individual’s name, position and the number of shares beneficially owned by each. Each of the persons listed in the table below under the heading “Directors and Nominees” currently serves as a director of the Company, with the exception of Robert Chris Jordan who was nominated by the board of directors to stand for election as a director at our 2017 Annual Meeting of Shareholders. Unless otherwise noted, the persons below have sole voting power and investment power with respect to the listed shares (subject to any applicable community property laws). The business address for each of the directors and executive officers listed below is 7244 Perkins Road, Baton Rouge, Louisiana 70808. In computing each listed person’s particular percentage ownership, we deemed as outstanding any shares of common stock subject to options or warrants held by that person that are exercisable currently or within 60 days of February 28, 2017. However in accordance with SEC rules, we did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Number of Shares		Number of Shares Subject to Exercisable Options	Total Beneficial Ownership	Percent of Class(1)
Directors and Nominees:
James M. Baker	4,688		-	4,688	*
Thomas C. Besselman, Sr.	88,758		-	88,758	1.25%
James H. Boyce, III	9,947		-	9,947	*
Robert M. Boyce, Sr.	52,138		-	52,138	*
William H. Hidalgo, Sr.	56,454	(2)	-	56,454	*
Gordon H. Joffrion, III	26,463	(3)	-	26,463	*
Robert Chris Jordan	21,190		-	21,190	*
David J. Lukinovich	44,349	(4)	-	44,349	*
Suzanne O. Middleton	24,615		-	24,615	*
Andrew C. Nelson, M.D.	93,086	(5)	-	93,086	1.31%
Carl R. Schneider, Jr.	10,366	(6)	-	10,366	*
Frank L. Walker	28,102		-	28,102	*

Named Executive Officers:
John J. D'Angelo	164,360	(7)	41,148	205,508	2.87%
Christopher L. Hufft	18,447	(8)	7,510	25,957	*
Dane M. Babin	8,346	(9)	-	8,346	*
All directors, nominees, and executive officers as a group (19 persons total)	699,449	(10)	69,602	769,051	10.69%

*	Represents less than 1%, based on 7,126,975 shares of our common stock outstanding as of February 28, 2017.
(1)

Ownership percentages reflect the ownership percentage assuming that such person, but no other person, exercises all stock options and warrants to acquire shares of our common stock held by such person that are exercisable currently or within 60 days of February 28, 2017.

(2)	Includes (i) 19,571 shares registered in the name of William H. Hidalgo Trust and (ii) 4,566 registered in the name of Mr. Hidalgo’s spouse.
(3)	Includes 11,610 shares registered in the name of Mr. Joffrion’s spouse.
(4)	Includes (i) 16,651 shares registered in the name of Solomon’s Portico, LLC an affiliate of Mr. Lukinovich and (ii) 17,677 shares registered in the name of Mr. Lukinovich’s spouse and children.
(5)	Includes 7,689 shares registered in the name of AJ’s Investment Co., LLC, an affiliate of Dr. Nelson.
(6)	Includes 1,807 shares registered in the name of Mr. Schneider’s spouse.
(7)

Mr. D’Angelo is also a director. His ownership includes (i) 2,074 shares held in brokerage accounts by John J. D’Angelo for the benefit of his four minor children and 11,125 shares of unvested restricted stock.

(8)	Includes 3,316 shares of unvested restricted stock.
(9)	Includes 1,827 shares of unvested restricted stock.
(10)	Includes 2,244 shares as to which one of our executive officers shares voting and investment power pursuant to a power of attorney.

Securities Authorized for Issuance under Equity Compensation PLANS

The following table presents certain information regarding our equity compensation plan as of December 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(1)	319,364	$14.36	125,932
Total	319,364	$14.36	125,932

(1)

The Investar Holding Corporation 2014 Long-Term Incentive Compensation Plan (the “Equity Incentive Plan”) was adopted by the Company’s board of directors on January 15, 2014, and the plan was amended on March 13, 2014. Because the Company was a private corporation at the time of the adoption of the Equity Incentive Plan, shareholder approval of the plan was not required, nor was such approval obtained. A total of 600,000 shares of common stock has been reserved for grant, award or issuance in the form of stock options and restricted stock under the Equity Incentive Plan. As of December 31, 2016, 125,932 shares remain available for grant, award or issuance. No awards may be granted under the Equity Incentive Plan after January 15, 2024.

Item 13. Certain Relationships and Related Transactions, and Directors Independence

CERTAIN TRANSACTIONS

We have had banking transactions in the ordinary course of business with our executive officers and directors as well as their immediate families and affiliated companies, and we expect to engage in additional transactions with these persons in the future. These banking transactions include loans, deposits and other financial services-related transactions. All such banking transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral (where applicable), as those prevailing at the time for comparable transactions with persons not related to the Company or the Bank and did not involve more than the normal risk of collectability or present other unfavorable features.

The following describes transactions since January 1, 2016 in addition to the ordinary banking relationships described above in which we have participated and in which one or more of our directors, executive officers or other related persons had or will have a direct or indirect material interest (“related persons” includes the persons or entities included within the definition of “related parties” discussed in the next section):

•

Thomas C. Besselman, Sr., one of our directors, owns H.R. Solutions, L.L.C., located in Baton Rouge, Louisiana, which provides our payroll processing services. We paid H.R. Solutions, L.L.C. approximately $61,000 in fees in 2016 and expect to pay the company approximately $70,000 in fees in 2017. In addition, Mr. Besselman is an executive of Gallagher Benefit Services, which wrote our employee benefits insurance until we became self-insured effective May 1, 2014. We pay Gallagher Benefits Services an annual fee of $60,000 for the administration of our benefits programs.

•	We have engaged in transactions with Joffrion Commercial Division, LLC (or “JCD”), a commercial construction company owned and managed by Gordon H. Joffrion, III, one of our directors:
•	In January 2016, we awarded JCD the $0.6 million bid to renovate an existing branch location in Mandeville, Louisiana, which was completed in May 2016.
•

In February 2016, we awarded JCD the $0.7 million bid to renovate a building that was purchased in the Company’s New Orleans market as a potential branch location. Construction was completed in July 2016 and we expect this branch to open in 2017.

•	In August 2016, we awarded JCD the $0.2 million bid to construct a freestanding ATM in the Company’s Baton Rouge market.
•

The Bank employs Mr. Hidalgo’s daughter as its Baton Rouge regional president. The total compensation paid by the Bank to Mr. Hidalgo’s daughter in 2016 was approximately $279,000. Mr. Hidalgo’s daughter also participates in general welfare plans offered to employees of the Bank.

We believe that the terms and conditions of all of our transactions with each of H.R. Solutions, L.L.C. and Joffrion Commercial Division, LLC are comparable to terms that would have been available from a third party unaffiliated with us or the Bank. The compensation paid to Mr. Hidalgo’s daughter is consistent with the compensation paid to similarly-situated employees of the Bank.

Policies and Procedures for the Review, Approval and Ratification of Related Party Transactions

We have adopted written policies to comply with regulatory requirements and restrictions applicable to us with respect to related party transactions, including Sections 23A and 23B of the Federal Reserve Act (which govern certain transactions by the Bank with its affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by the Bank to its executive officers, directors and principal shareholders).

In addition, our board of directors has adopted a written policy governing the approval of related party transactions that complies with all applicable requirements of the SEC and the Nasdaq Global Market concerning related party transactions. Under our policy, a related party transaction is a transaction, arrangement or relationship or a series of similar transactions, arrangements or relationships where the amount involved exceeds $120,000, in which we or one of our consolidated subsidiaries participates, and in which a “related party” has a direct or indirect material interest. “Related parties” include our directors (including nominees for election as director), executive officers, 5% shareholders (if any) and the immediate family members of these persons as well as any entity that any of them controls or in which any of them has a substantial beneficial ownership interest.

Our related party transaction policy is administered by our audit committee. Under the policy, the audit committee has compiled (and updates as necessary) a master list of all persons related to directors, executive officers and owners of greater than 5% of our common stock. The committee has distributed this list to our loan committee and to our chief compliance officer, who distributes the list to such other individuals as he deems appropriate. Among other things, the loan committee and other individuals use this list to determine if any existing or proposed transaction is a related party transaction. If a proposed related party transaction is identified, then the audit committee will be responsible for gathering relevant information about the transaction, including, among other things, the material facts of the proposed transaction, including the amount involved and an assessment of whether the terms of the proposed transaction are comparable to those available to unrelated third parties. Based on this information, the committee then determines whether the proposed related party transaction should be approved, with any interested committee member barred from participating in the review.

BOARD INDEPENDENCE

Our board has determined that each of James M. Baker, James H. Boyce, III, Robert M. Boyce, Sr., David J. Lukinovich, Suzanne O. Middleton, Andrew C. Nelson, M.D., Carl R. Schneider, Jr. and Frank L. Walker is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Marketplace Rules. Mr. John Emmet “J.E.” Brignac, who resigned from the board in February 2016, was also an “independent director.”

The board considered the relationships between our directors and Investar or the Bank when determining each director’s status as an “independent director” under Rule 5605(a)(2) of the Nasdaq Marketplace Rules, including the relationships listed above under “CERTAIN TRANSACTIONS.” Other than the relationships listed above under “CERTAIN TRANSACTIONS,” the board determined that these relationships did not affect any director’s status as an “independent director.” Furthermore, we are not aware of any family relationships between any director, executive officer or person nominated to become a director or executive officer.

Item 14. Principal Accounting Fees and Services

The audit committee has appointed Postlethwaite & Netterville to serve as our independent registered public accountants for the 2017 fiscal year. A representative of Postlethwaite & Netterville is expected to attend the annual meeting. If present, the representative will have the opportunity to make a statement and will be available to respond to appropriate questions. Postlethwaite & Netterville has served as our independent registered public accountants and audited our financial statements since 2006.

Fees related to services performed for us by Postlethwaite & Netterville in fiscal years 2016 and 2015 are as follows:

	2016	2015
Audit Fees(1)	$221,800	$171,376
Audit-Related Fees(2)	24,000	-
Tax Fees	-	-
All Other Fees	-	-
Total	$245,800	$171,376

(2)

Audit fees included fees and expenses associated with the audit of our financial statements, the review of the financial statements in our quarterly reports on Form 10-Q, and regulatory and statutory filings.

(3)	Audit-related fees primarily included fees and expenses associated with the audits of the financial statements of certain employee benefit plans and other required procedures.

In accordance with the procedures set forth in its charter, the audit committee pre-approves all auditing services and permitted non-audit services (including the fees and terms of those services) to be performed for us by our independent registered public accountants prior to their engagement with respect to such services, subject to the de minimis exceptions for non-audit services permitted by the Exchange Act, which are approved by the audit committee prior to the completion of the audit. The chairman of the audit committee has been delegated the authority by the committee to pre-approve the engagement of the independent registered public accountants when the entire committee is unable to do so. The chairman must report all such pre-approvals to the entire audit committee at the next committee meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

(2)

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit Number	Description	Location
2.1	Agreement and Plan of Exchange dated August 1, 2013, by and between Investar Holding Corporation and Investar Bank, as amended (the “Agreement and Plan of Exchange”)	Exhibit 2.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

2.2	Agreement and Plan of Reorganization dated March 8, 2017, by and among Investar Holding Corporation, Citizens Bancshares, Inc. and Investar Acquisition Company	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed March 8, 2017 and incorporated herein by reference

3.1	Restated Articles of Incorporation of Investar Holding Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

3.2	By-laws of Investar Holding Corporation	Exhibit 3.2 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1/A of the Company filed June 4, 2014 and incorporated herein by reference

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.1*	Investar Holding Corporation 2014 Long-Term Incentive Compensation Plan, as amended by Amendment No. 1 to Investar Holding Corporation 2014 Long Term Incentive Plan

Exhibit 10.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and, as to Amendment No.1, Exhibit 99.2 to the Registration Statement on Form S-8 of the Company filed October 31, 2014, each of which is incorporated herein by reference

10.2*	Form of Stock Option Grant Agreement under 2014 Long-Term Incentive Compensation Plan	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.3*	Form of Restricted Stock Award Agreement under 2014 Long-Term Incentive Compensation Plan for Employees	Exhibit 10.3 to the Annual Report on Form 10-K of the Company filed March 11, 2016 and incorporated herein by reference

10.4*	Form of Restricted Stock Award Agreement under 2014 Long-Term Incentive Compensation Plan for Non-Employee Directors	Exhibit 10.4 to the Annual Report on Form 10-K of the Company filed March 11, 2016 and incorporated herein by reference

10.5	Form of Notice of Exchange and Assumption relating to options exchanged in connection with Agreement and Plan of Exchange	Exhibit 10.4 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.6	Form of Notice of Exchange and Assumption relating to restricted stock exchanged in connection with Agreement and Plan of Exchange	Exhibit 10.5 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.7	Form of Notice of Exchange and Assumption relating to warrants exchanged in connection with Agreement and Plan of Exchange	Exhibit 10.6 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.8	Loan Agreement, dated as of June 27, 2016, by and between Investar Holding Corporation, as borrower, and TIB – The Independent Bankers Bank, as lender	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed June 30, 2016 and incorporated herein by reference

10.9	Promissory Note, dated as of June 27, 2016, by and between Investar Holding Corporation, as maker, and TIB – The Independent Bankers Bank, as payee	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed June 30, 2016 and incorporated herein by reference

21	Subsidiaries of the Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

23	Consent of Postlethwaite and Netterville, APAC	Filed herewith

Exhibit Number	Description	Location

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

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

INVESTAR HOLDING CORPORATION

Date:	March 9, 2017	by:	/s/John J. D’Angelo
John J. D’Angelo
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 9, 2017	by:	/s/John J. D’Angelo
John J. D’Angelo
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Date:	March 9, 2017	by:	/s/Christopher L. Hufft
Christopher L. Hufft
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	March 9, 2017	by:	/s/Rachel P. Cherco
Rachel P. Cherco
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 9, 2017	by:	/s/James M. Baker
James M. Baker
Director

Date:	March 9, 2017	by:	/s/Thomas C. Besselman, Sr.
Thomas C. Besselman, Sr.
Director

Date:	March 9, 2017	by:	/s/James H. Boyce, III
James H. Boyce, III
Director

Date:	March 9, 2017	by:	/s/Robert M. Boyce, Sr.
Robert M. Boyce, Sr.
Director

Date:	March 9, 2017	by:	/s/William H. Hidalgo, Sr.
William H. Hidalgo, Sr.
Chairman of the Board

Date:	March 9, 2017	by:	/s/Gordon H. Joffrion, III
Gordon H. Joffrion, III
Director

Date:	March 9, 2017	by:	/s/David J. Lukinovich
David J. Lukinovich
Director

Date:	March 9, 2017	by:	/s/Suzanne O. Middleton
Suzanne O. Middleton
Director

Date:	March 9, 2017	by:	/s/Andrew C. Nelson, M.D.
Andrew C. Nelson, M.D.
Director

Date:	March 9, 2017	by:	/s/Carl R. Schneider, Jr.
Carl R. Schneider, Jr.
Director

Date:	March 9, 2017	by:	/s/Frank L. Walker
Frank L. Walker
Director