Form 10-Q
period 2017-03-31
Investar Holding Corp
filed 2017-05-04
CIK 1602658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________________________

FORM 10-Q
_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number: 001-36522
_____________________________________

Investar Holding Corporation
(Exact name of registrant as specified in its charter)

Louisiana	27-1560715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7244 Perkins Road, Baton Rouge, Louisiana 70808
(Address of principal executive offices, including zip code)
(225) 227-2222
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 8,801,629 shares outstanding as of May 4, 2017.

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
These factors should not be construed as exhaustive. Additional information on these and other risk factors can be found in Item 1A. “Risk Factors” and Item 7. “Special Note Regarding Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INVESTAR HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and due from banks	$8,043	$9,773
Interest-bearing balances due from other banks	18,600	19,569
Federal funds sold	—	106
Cash and cash equivalents	26,643	29,448

Available for sale securities at fair value (amortized cost of $176,363 and $166,258, respectively)	174,139	163,051
Held to maturity securities at amortized cost (estimated fair value of $19,422 and $19,612, respectively)	19,648	20,091
Loans, net of allowance for loan losses of $7,243 and $7,051, respectively	894,905	886,375
Other equity securities	6,320	5,362
Bank premises and equipment, net of accumulated depreciation of $7,117 and $6,751, respectively	31,434	31,722
Other real estate owned, net	4,045	4,065
Accrued interest receivable	3,243	3,218
Deferred tax asset	2,601	2,868
Goodwill and other intangible assets, net	3,224	3,234
Bank owned life insurance	7,248	7,201
Other assets	2,385	2,325
Total assets	$1,175,835	$1,158,960

LIABILITIES
Deposits:
Noninterest-bearing	$112,514	$108,404
Interest-bearing	756,040	799,383
Total deposits	868,554	907,787
Advances from Federal Home Loan Bank	82,413	82,803
Repurchase agreements	36,361	39,087
Subordinated debt, net of unamortized issuance costs	18,133	—
Junior subordinated debt	3,609	3,609
Other borrowings	78	1,000
Accrued taxes and other liabilities	18,351	11,917
Total liabilities	1,027,499	1,046,203

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 8,805,810 and 7,101,851 shares issued and outstanding, respectively	8,806	7,102
Surplus	112,927	81,499
Retained earnings	27,916	26,227
Accumulated other comprehensive loss	(1,313)	(2,071)
Total stockholders’ equity	148,336	112,757
Total liabilities and stockholders’ equity	$1,175,835	$1,158,960
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share data)
(Unaudited)

	Three months ended March 31,
	2017	2016
INTEREST INCOME
Interest and fees on loans	$10,004	$9,485
Interest on investment securities	1,029	856
Other interest income	60	37
Total interest income	11,093	10,378

INTEREST EXPENSE
Interest on deposits	1,853	1,515
Interest on borrowings	380	316
Total interest expense	2,233	1,831
Net interest income	8,860	8,547

Provision for loan losses	350	454
Net interest income after provision for loan losses	8,510	8,093

NONINTEREST INCOME
Service charges on deposit accounts	97	97
Gain on sale of investment securities, net	106	80
Gain on sale of fixed assets, net	23	—
Gain on sale of other real estate owned, net	5	1
Gain on sale of loans, net	—	313
Servicing fees and fee income on serviced loans	423	591
Other operating income	231	205
Total noninterest income	885	1,287
Income before noninterest expense	9,395	9,380

NONINTEREST EXPENSE
Depreciation and amortization	376	370
Salaries and employee benefits	3,950	3,873
Occupancy	264	236
Data processing	368	374
Marketing	28	112
Professional fees	232	279
Acquisition expense	145	—
Other operating expenses	1,321	1,140
Total noninterest expense	6,684	6,384
Income before income tax expense	2,711	2,996
Income tax expense	847	1,006
Net income	$1,864	$1,990

EARNINGS PER SHARE
Basic earnings per share	$0.26	$0.28
Diluted earnings per share	0.26	0.28
Cash dividends declared per common share	0.02	0.01
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
Net income	$1,864	$1,990
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized gain, available for sale, net of tax expense of $381 and $480, respectively	707	891
Reclassification of realized gain, net of tax benefit of $37 and $28, respectively	(69)	(52)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0 and $0, respectively	—	(1)
Fair value of derivative financial instruments:
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax expense (benefit) of $64 and ($242), respectively	120	(449)
Total other comprehensive income	758	389
Total comprehensive income	$2,622	$2,379
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2015	$7,264	$84,099	$18,650	$(663)	$109,350
Surrendered shares	(4)	(61)	—	—	(65)
Shares repurchased	(222)	(3,251)	—	—	(3,473)
Options and warrants exercised	12	153	—	—	165
Dividends declared, $0.04 per share	—	—	(303)	—	(303)
Stock-based compensation	52	557	—	—	609
Net tax effect of stock-based compensation	—	2	—	—	2
Net income	—	—	7,880	—	7,880
Other comprehensive loss, net	—	—	—	(1,408)	(1,408)
Balance, December 31, 2016	$7,102	$81,499	$26,227	$(2,071)	$112,757
Common stock issued in offering, net of direct costs of $1,948	1,624	30,929	—	—	32,553
Surrendered shares	(4)	(69)	—	—	(73)
Options and warrants exercised	35	438	—	—	473
Dividends declared, $0.02 per share	—	—	(175)	—	(175)
Stock-based compensation	49	130	—	—	179
Net income	—	—	1,864	—	1,864
Other comprehensive income, net	—	—	—	758	758
Balance, March 31, 2017 (Unaudited)	$8,806	$112,927	$27,916	$(1,313)	$148,336
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,864	$1,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	376	370
Provision for loan losses	350	454
Amortization of purchase accounting adjustments	—	(17)
Net amortization of securities	331	230
Gain on sale of securities, net	(106)	(80)
Gain on sale of fixed assets, net	(23)	—
Gain on sale of other real estate owned, net	(5)	(1)
FHLB stock dividend	(18)	(11)
Stock-based compensation	179	141
Deferred taxes	(141)	(228)
Net change in value of bank owned life insurance	(47)	(42)
Loans held for sale:
Originations	—	(495)
Proceeds from sales	—	23,837
Gain on sale of loans	—	(313)
Net change in:
Accrued interest receivable	(25)	(148)
Other assets	125	927
Accrued taxes and other liabilities	6,272	807
Net cash provided by operating activities	9,132	27,421

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	10,325	3,440
Funds invested in securities available for sale	(26,577)	(19,594)
Proceeds from maturities, prepayments and calls of investment securities available for sale	5,944	2,111
Proceeds from maturities, prepayments and calls of investment securities held to maturity	421	143
Purchase of other equity securities	(940)	(1,338)
Net increase in loans	(8,881)	(45,779)
Proceeds from sales of other real estate owned	25	62
Proceeds from the sales of fixed assets	291	—
Purchases of fixed assets	(346)	(489)
Acquisition of trademark intangible	—	(100)
Purchase of bank owned life insurance	—	(3,500)
Net cash used in investing activities	(19,738)	(65,044)

Cash flows from financing activities:
Net (decrease) increase in customer deposits	(39,233)	71,317
Net decrease in repurchase agreements	(2,726)	(9,422)
Net decrease in short-term FHLB advances	(5,000)	(21,903)
Proceeds from long-term FHLB advances	5,000	—
Repayment of long-term FHLB advances	(390)	(1,633)
Proceeds from other borrowings	78	—
Repayment of other borrowings	(1,000)	—
Proceeds from subordinated debt, net of issuance costs	18,133	—
Cash dividends paid on common stock	(87)	(63)
Proceeds from public offering of common stock, net of issuance costs	32,553	—
Proceeds from stock options and warrants exercised	473	—
Payments to repurchase common stock	—	(315)
Net cash provided by financing activities	7,801	37,981

Net (decrease) increase in cash and cash equivalents	(2,805)	358
Cash and cash equivalents, beginning of period	29,448	20,966
Cash and cash equivalents, end of period	$26,643	$21,324
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2017.
Nature of Operations
Investar Holding Corporation, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank (the “Bank”), a Louisiana-chartered bank. The Company’s primary market is South Louisiana. The Company currently operates 10 full service banking offices located throughout its market and had 152 employees at March 31, 2017.
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
Reclassifications
Certain reclassifications have been made to the 2016 financial statements to be consistent with the 2017 presentation.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements

FASB ASC Subtopic 310-20 “Receivables – Nonrefundable Fees and Other Costs, Premium Amortization on Purchased Callable Debt Securities” Update No. 2017-08. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-08 in March 2017. The amendments in the ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. Update 2017-08 will be effective for the Company beginning January 1, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is assessing the impact of ASU 2017-08 on its accounting and disclosures.
FASB ASC Topic 350 “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment” Update No. 2017-04. The FASB issued ASU No. 2017-04 in January 2017. The ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Therefore, any carrying amount which exceeds the reporting unit’s fair value, up to the amount of goodwill recorded, will be recognized as an impairment loss. ASU 2017-04 will be effective for the Company on January 1, 2020. The amendments will be applied prospectively on or after the effective date. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Based on recent goodwill impairments tests, which did not require the application of Step 2, the Company does not expect the adoption of this ASU to have an immediate impact.
FASB ASC Topic 805 “Business Combinations: Clarifying the Definition of a Business” Update No. 2017-01. The FASB issued ASU No. 2017-01 in January 2017. The amendments in the ASU are intended to clarify the definition and the current interpretation of a business to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The ASU will be effective for the Company beginning January 1, 2018. The amendments will be applied prospectively on or after the effective date. Early application of the amendments in this ASU is allowed for transactions, including when a subsidiary or group of assets is deconsolidated/derecognized, in which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.
FASB ASC Topic 230 “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments” Update No. 2016-15. The FASB issued ASU No. 2016-15 in August 2016. The amendments in the ASU address eight specific cash flow issues with the objective of reducing the existing diversity in practice, as the issues are either unclear or do not have specific guidance under current GAAP. ASU 2016-15 will be effective on January 1, 2018. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
FASB ASC Topic 326 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” Update No. 2016-13. The FASB issued ASU No. 2016-13 in June 2016. The amendments introduce an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loans and held-to-maturity securities), including certain off-balance sheet financial instruments (e.g., loan commitments). The expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. The ASU also amends the current AFS security impairment model for debt securities. The new model will require an estimate of expected credit losses when the fair value is below the amortized cost of the asset through the use of an allowance to record estimated credit losses (and subsequent recoveries). Non-credit related losses will continue to be recognized through other comprehensive income. In addition, the amendments provide for a simplified accounting model for purchased financial assets with a more-than-insignificant amount of credit deterioration since their origination. The initial estimate of expected credit losses would be recognized through an allowance for loan losses with an offset (i.e., increase) to the cost basis of the related financial asset at acquisition.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ASU 2016-13 will be effective for the Company beginning January 1, 2020. The amendments will be applied through a modified-retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which other-than-temporary impairment had been recognized before the effective date. Amounts previously recognized in accumulated other comprehensive income as of the date of adoption that relate to improvements in cash flows expected to be collected should continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption should be recorded in earnings when received. Management is currently evaluating the potential impact of ASU 2016-13 on the Company’s consolidated financial statements.
FASB ASC Topic 825 “Financial Instruments – Overall” Update No. 2016-1. The FASB issued ASU No. 2016-1 in January 2016 to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU will not change the guidance for classifying and measuring investments in debt securities or loans; however, it will impact how entities measure certain equity investments, recognize changes in the fair value of financial liabilities measured under the fair value option that are attributable to instrument-specific credit risk, and disclose and present financial assets and liabilities in financial statements. The main provisions require investments in equity securities to be measured at fair value through net income, unless they qualify for a new practicability exception, the equity method of accounting, or consolidation, and require fair value changes arising from changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option to be recognized in other comprehensive income. The amendments will also require entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the statement of financial position or in the accompanying notes to the financial statements. Entities will also no longer have to disclose the methods and significant assumptions for financial instruments measured at amortized cost, but will be required to measure such instruments under the “exit price” notion for disclosure purposes.
The amendments in this ASU are effective for the Company beginning January 1, 2018. The Company will record a cumulative-effect adjustment to beginning retained earnings as of the beginning of the first reporting period in which the guidance is adopted, with two exceptions. The amendments related to equity investments without readily determinable fair values will be effective prospectively. The requirement to use the exit price notion to measure fair value of financial instruments for disclosure purposes will also be applied prospectively.
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
FASB ASC Topic 606 “Revenue from Contracts with Customers” Update No. 2014-9. The FASB issued ASU No. 2014-9 in May 2014 which implements a common revenue standard and clarifies the principles used for recognizing revenue. The amendments in the ASU clarify that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As part of that principle, the entity should identify the contract(s) with the customer, identify the performance obligation(s) of the contract, determine the transaction price, allocate that transaction price to the performance obligation(s), and then recognize revenue when or as the entity satisfies the performance obligation(s). The amendments also provide additional guidance/principles associated with gross vs. net presentation (i.e., principal versus agency considerations).
The amendments in ASU No. 2014-9 will be effective for the Company beginning January 1, 2018. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that annual reporting period. The amendments will be applied through the election of one of two retrospective methods.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. EARNINGS PER SHARE
The following is a summary of the information used in the computation of basic and diluted earnings per common share for the three months ended March 31, 2017 and 2016 (in thousands, except share data).

	Three months ended March 31,
	2017	2016
Net income available to common shareholders	$1,864	$1,990
Weighted average number of common shares outstanding used in computation of basic earnings per common share	7,205,942	7,194,558
Effect of dilutive securities:
Restricted stock	20,604	15,353
Stock options	26,838	14,854
Stock warrants	23,485	11,267
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per common share	7,276,869	7,236,032
Basic earnings per share	$0.26	$0.28
Diluted earnings per share	$0.26	$0.28

NOTE 3. INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities classified as available for sale are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Obligations of other U.S. government agencies and corporations	$40,555	$65	$(320)	$40,300
Obligations of state and political subdivisions	28,715	36	(1,063)	27,688
Corporate bonds	15,271	51	(348)	14,974
Residential mortgage-backed securities	88,604	167	(744)	88,027
Commercial mortgage-backed securities	2,507	—	(62)	2,445
Equity securities	711	48	(54)	705
Total	$176,363	$367	$(2,591)	$174,139

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Obligations of other U.S. government agencies and corporations	$29,809	$68	$(387)	$29,490
Obligations of state and political subdivisions	29,631	15	(1,791)	27,855
Corporate bonds	15,292	54	(378)	14,968
Residential mortgage-backed securities	88,295	193	(900)	87,588
Commercial mortgage-backed securities	2,520	—	(76)	2,444
Equity securities	711	46	(51)	706
Total	$166,258	$376	$(3,583)	$163,051

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost and approximate fair value of investment securities classified as held to maturity are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Obligations of state and political subdivisions	$12,870	$7	$(172)	$12,705
Residential mortgage-backed securities	6,778	5	(66)	6,717
Total	$19,648	$12	$(238)	$19,422

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Obligations of state and political subdivisions	$12,976	$2	$(429)	$12,549
Residential mortgage-backed securities	7,115	8	(60)	7,063
Total	$20,091	$10	$(489)	$19,612

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of March 31, 2017 or December 31, 2016.
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

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
Obligations of other U.S. government agencies and corporations	47	$25,563	$(316)	$440	$(4)	$26,003	$(320)
Obligations of state and political subdivisions	22	23,027	(1,063)	—	—	23,027	(1,063)
Corporate bonds	25	2,745	(103)	7,180	(245)	9,925	(348)
Residential mortgage-backed securities	104	56,232	(732)	1,988	(12)	58,220	(744)
Commercial mortgage-backed securities	4	2,445	(62)	—	—	2,445	(62)
Equity securities	3	5	(1)	486	(53)	491	(54)
Total	205	$110,017	$(2,277)	$10,094	$(314)	$120,111	$(2,591)

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Obligations of other U.S. government agencies and corporations	45	$22,819	$(382)	$448	$(5)	$23,267	$(387)
Obligations of state and political subdivisions	33	25,764	(1,791)	—	—	25,764	(1,791)
Corporate bonds	27	3,724	(132)	6,929	(246)	10,653	(378)
Residential mortgage-backed securities	110	60,433	(883)	1,778	(17)	62,211	(900)
Commercial mortgage-backed securities	4	2,444	(76)	—	—	2,444	(76)
Equity securities	3	50	(4)	492	(47)	542	(51)
Total	222	$115,234	$(3,268)	$9,647	$(315)	$124,881	$(3,583)

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents, by type and number of securities, the age of gross unrealized losses and approximate fair value by investment category for securities held to maturity as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2017
Obligations of state and political subdivisions	3	$8,048	$(172)	$—	$—	$8,048	$(172)
Residential mortgage-backed securities	6	4,494	(66)	—	—	4,494	(66)
Total	9	$12,542	$(238)	$—	$—	$12,542	$(238)

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Obligations of state and political subdivisions	5	$9,597	$(429)	$—	$—	$9,597	$(429)
Residential mortgage-backed securities	6	4,677	(60)	—	—	4,677	(60)
Total	11	$14,274	$(489)	$—	$—	$14,274	$(489)

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and the Company does not intend to sell the securities. Furthermore, it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2017 or December 31, 2016.
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

	Securities Available for Sale			Securities Held to Maturity
	Weighted Average T.E. Yield	Amortized Cost	Fair Value	Weighted Average T.E. Yield	Amortized Cost	Fair Value
March 31, 2017
Due within one year	2.05%	$900	$898	7.17%	$685	$686
Due after one year through five years	2.33	11,641	11,654	7.17	3,095	3,100
Due after five years through ten years	2.93	26,963	26,611	7.17	2,745	2,730
Due after ten years	2.53	136,148	134,271	3.54	13,123	12,906
Total debt securities		$175,652	$173,434		$19,648	$19,422

	Securities Available for Sale			Securities Held to Maturity
	Weighted Average T.E. Yield	Amortized Cost	Fair Value	Weighted Average T.E. Yield	Amortized Cost	Fair Value
December 31, 2016
Due within one year	1.61%	$1,753	$1,750	7.17%	$685	$686
Due after one year through five years	2.27	10,509	10,476	7.17	3,095	3,089
Due after five years through ten years	2.77	27,173	26,771	7.17	2,745	2,637
Due after ten years	2.51	126,112	123,348	3.17	13,566	13,200
Total debt securities		$165,547	$162,345		$20,091	$19,612

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS
The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	March 31, 2017	December 31, 2016
Construction and development	$95,541	$90,737
1-4 Family	172,148	177,205
Multifamily	47,776	42,759
Farmland	7,994	8,207
Commercial real estate	392,464	380,716
Total mortgage loans on real estate	715,923	699,624
Commercial and industrial	90,352	85,377
Consumer	95,873	108,425
Total loans	$902,148	$893,426

The table below provides an analysis of the aging of loans as of the dates presented (dollars in thousands).

	March 31, 2017
	Past Due and Accruing
	30-59 days	60-89 days	90 or more days	Nonaccrual	Total Past Due & Nonaccrual	Current	Total Loans
Construction and development	$—	$—	$—	$478	$478	$95,063	$95,541
1-4 Family	—	—	—	46	46	172,102	172,148
Multifamily	—	—	—	—	—	47,776	47,776
Farmland	—	—	—	—	—	7,994	7,994
Commercial real estate	—	—	—	—	—	392,464	392,464
Total mortgage loans on real estate	—	—	—	524	524	715,399	715,923
Commercial and industrial	24	5	—	438	467	89,885	90,352
Consumer	122	74	8	1,173	1,377	94,496	95,873
Total loans	$146	$79	$8	$2,135	$2,368	$899,780	$902,148

	December 31, 2016
	Past Due and Accruing
	30-59 days	60-89 days	90 or more days	Nonaccrual	Total Past Due & Nonaccrual	Current	Total Loans
Construction and development	$48	$—	$—	$480	$528	$90,209	$90,737
1-4 Family	427	—	—	47	474	176,731	177,205
Multifamily	—	—	—	—	—	42,759	42,759
Farmland	—	—	—	—	—	8,207	8,207
Commercial real estate	—	—	—	—	—	380,716	380,716
Total mortgage loans on real estate	475	—	—	527	1,002	698,622	699,624
Commercial and industrial	30	—	—	443	473	84,904	85,377
Consumer	378	149	1	1,008	1,536	106,889	108,425
Total loans	$883	$149	$1	$1,978	$3,011	$890,415	$893,426

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
Pass - Loans not meeting the criteria below are considered pass. These loans have high credit characteristics and financial strength. The borrowers at least generate profits and cash flow that are in line with peer and industry standards and have debt service coverage ratios above loan covenants and our policy guidelines. For some of these loans, a guaranty from a financially capable party mitigates characteristics of the borrower that might otherwise result in a lower grade.
Special Mention - Loans classified as special mention possess some credit deficiencies that need to be corrected to avoid a greater risk of default in the future. For example, financial ratios relating to the borrower may have deteriorated. Often, a special mention categorization is temporary while certain factors are analyzed or matters addressed before the loan is re-categorized as either pass or substandard.
Substandard - Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower or the liquidation value of any collateral. If deficiencies are not addressed, it is likely that this category of loan will result in the Bank incurring a loss. Where a borrower has been unable to adjust to industry or general economic conditions, the borrower’s loan is often categorized as substandard.
Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Loss - Loans classified as loss are considered uncollectible and of such little value that their continuance as recorded assets is not warranted. This classification does not mean that the assets have absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off these assets.
The table below presents the Company’s loan portfolio by category and credit quality indicator as of the dates presented (dollars in thousands).

	March 31, 2017
	Pass	Special Mention	Substandard	Total
Construction and development	$95,044	$—	$497	$95,541
1-4 Family	172,056	—	92	172,148
Multifamily	46,919	—	857	47,776
Farmland	7,994	—	—	7,994
Commercial real estate	391,892	—	572	392,464
Total mortgage loans on real estate	713,905	—	2,018	715,923
Commercial and industrial	87,349	—	3,003	90,352
Consumer	94,278	422	1,173	95,873
Total loans	$895,532	$422	$6,194	$902,148

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2016
	Pass	Special Mention	Substandard	Total
Construction and development	$90,238	$—	$499	$90,737
1-4 Family	177,091	20	94	177,205
Multifamily	42,759	—	—	42,759
Farmland	8,207	—	—	8,207
Commercial real estate	380,716	—	—	380,716
Total mortgage loans on real estate	699,011	20	593	699,624
Commercial and industrial	83,215	59	2,103	85,377
Consumer	106,916	501	1,008	108,425
Total loans	$889,142	$580	$3,704	$893,426

The Company had no loans that were classified as doubtful or loss as of March 31, 2017 or December 31, 2016.
Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balances of the participations and whole loans sold were $248.6 million and $274.9 million as of March 31, 2017 and December 31, 2016, respectively. The unpaid principal balances of these loans were approximately $295.8 million and $319.6 million as of March 31, 2017 and December 31, 2016, respectively.
In the ordinary course of business, the Company makes loans to its executive officers, principal stockholders, directors and to companies in which these individuals are principal owners. Loans outstanding to such related party borrowers (including companies in which they are principal owners) amounted to approximately $20.7 million and $20.0 million as of March 31, 2017 and December 31, 2016, respectively. These loans are all current and performing according to the original terms. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company or the Bank and did not involve more than normal risk of collectability or present other unfavorable features.
The table below shows the aggregate amount of loans to such related parties as of the dates presented (dollars in thousands).

	March 31, 2017	December 31, 2016
Balance, beginning of period	$19,957	$17,992
New loans	2,462	5,058
Repayments and changes in relationship	(1,731)	(3,093)
Balance, end of period	$20,688	$19,957

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

Acquired Impaired

Carrying value, net at December 31, 2015	$2,690
Accretion to interest income	121
Net transfers from (to) nonaccretable difference to (from) accretable yield	1
Payments received, net	(551)
Charge-offs	(85)
Carrying value, net at December 31, 2016	$2,176
Accretion to interest income	25
Payments received, net	(8)
Carrying value, net at March 31, 2017	$2,193

The table below shows the changes in the accretable yield on acquired impaired loans for the periods presented (dollars in thousands).

Acquired Impaired

Balance, period ended December 31, 2015	$395
Net transfers from (to) nonaccretable difference to (from) accretable yield	1
Accretion to interest income	(121)
Balance, period ended December 31, 2016	$275
Accretion to interest income	(25)
Balance, period ended March 31, 2017	$250

NOTE 5. ALLOWANCE FOR LOAN LOSSES
The table below shows a summary of the activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016 (dollars in thousands).

	Three months ended March 31,
	2017	2016
Balance, beginning of period	$7,051	$6,128
Provision for loan losses	350	454
Loans charged off	(166)	(156)
Recoveries	8	37
Balance, end of period	$7,243	$6,463

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables outline the activity in the allowance for loan losses by collateral type for the three months ended March 31, 2017 and 2016, and show both the allowances and portfolio balances for loans individually and collectively evaluated for impairment as of March 31, 2017 and 2016 (dollars in thousands).

	Three months ended March 31, 2017
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$579	$60	$1,377	$355	$2,499	$759	$1,422	7,051
Provision	112	(6)	(141)	19	409	(15)	(28)	350
Charge-offs	—	—	—	—	—	—	(166)	(166)
Recoveries	3	—	1	—	—	—	4	8
Ending balance	$694	$54	$1,237	$374	$2,908	$744	$1,232	$7,243
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	130	329	459
Ending allowance balance for loans collectively evaluated for impairment	$694	$54	$1,237	$374	$2,908	$614	$903	$6,784
Ending allowance balance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Loans receivable:
Balance of loans individually evaluated for impairment	$640	$—	$1,662	$—	$606	$438	$1,173	$4,519
Balance of loans collectively evaluated for impairment	94,901	7,994	170,486	47,776	391,858	89,914	94,700	897,629
Total period-end balance	$95,541	$7,994	$172,148	$47,776	$392,464	$90,352	$95,873	$902,148
Balance of loans acquired with deteriorated credit quality	$658	$—	$489	$1,046	$—	$—	$—	$2,193

	Three months ended March 31, 2016
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$644	$22	$1,213	$246	$2,156	$513	$1,334	$6,128
Provision	89	24	44	33	135	17	112	454
Charge-offs	(7)	—	(7)	—	—	—	(142)	(156)
Recoveries	3	—	7	—	1	20	6	37
Ending balance	$729	$46	$1,257	$279	$2,292	$550	$1,310	$6,463
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	—	233	233
Ending allowance balance for loans collectively evaluated for impairment	$729	$46	$1,257	$279	$2,292	$550	$1,077	$6,230
Ending allowance balance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Loans receivable:
Balance of loans individually evaluated for impairment	$1,215	$—	$1,824	$—	$625	$18	$795	$4,477
Balance of loans collectively evaluated for impairment	94,138	6,366	160,488	33,609	315,134	74,972	108,438	793,145
Total period-end balance	$95,353	$6,366	$162,312	$33,609	$315,759	$74,990	$109,233	$797,622
Balance of loans acquired with deteriorated credit quality	$685	$—	$809	$1,052	$—	$—	$37	$2,583

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
As of March 31, 2017 and December 31, 2016, the Company was not committed to lend additional funds to any customer whose loan was classified as impaired.
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

	March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$640	$657	$—
1-4 Family	1,662	1,691	—
Commercial real estate	606	621	—
Total mortgage loans on real estate	2,908	2,969	—
Commercial and industrial	34	34	—
Consumer	160	176	—
Total	3,102	3,179	—

With related allowance recorded:
Commercial and industrial	404	406	130
Consumer	1,013	1,036	329
Total	1,417	1,442	459

Total loans:
Construction and development	640	657	—
1-4 Family	1,662	1,691	—
Commercial real estate	606	621	—
Total mortgage loans on real estate	2,908	2,969	—
Commercial and industrial	438	440	130
Consumer	1,173	1,212	329
Total	$4,519	$4,621	$459

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$645	$661	$—
1-4 Family	1,673	1,701	—
Commercial real estate	608	623	—
Total mortgage loans on real estate	2,926	2,985	—
Commercial and industrial	15	16
Consumer	153	166	—
Total	3,094	3,167	—

With related allowance recorded:
Commercial and industrial	428	430	136
Consumer	855	873	287
Total	1,283	1,303	423

Total loans:
Construction and development	645	661	—
1-4 Family	1,673	1,701	—
Commercial real estate	608	623	—
Total mortgage loans on real estate	2,926	2,985	—
Commercial and industrial	443	446	136
Consumer	1,008	1,039	287
Total	$4,377	$4,470	$423

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

	Three months ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$641	$5	$1,226	$10
1-4 Family	1,666	17	1,702	17
Commercial real estate	607	2	626	1
Total mortgage loans on real estate	2,914	24	3,554	28
Commercial and industrial	37	—	13	—
Consumer	226	1	204	2
Total	3,177	25	3,771	30

With related allowance recorded:
Commercial and industrial	404	—	—	—
Consumer	925	1	574	3
Total	1,329	1	574	3

Total loans:
Construction and development	641	5	1,226	10
1-4 Family	1,666	17	1,702	17
Commercial real estate	607	2	626	1
Total mortgage loans on real estate	2,914	24	3,554	28
Commercial and industrial	441	—	13	—
Consumer	1,151	2	778	5
Total	$4,506	$26	$4,345	$33

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
Loans classified as TDRs, consisting of eighteen credits, totaled approximately $2.4 million at both March 31, 2017 and December 31, 2016. Eight of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, nine of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to modification of terms through principal payment forbearance, paying interest only for a specified period of time. As of March 31, 2017 and December 31, 2016, all restructured loans were performing under their modified terms. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is evaluated by applying qualitative factors.
As of March 31, 2017 and December 31, 2016, the Company was not committed to lend additional funds to any customer whose loan was classified as a TDR.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents the TDR pre- and post-modification outstanding recorded investments by loan categories for loans modified during the three month periods ended March 31, 2017 and 2016 (dollars in thousands).

	March 31, 2017			March 31, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
1-4 Family	—	$—	$—	9	$457	$457
Total		$—	$—		$457	$457

There were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three months ended March 31, 2017 and 2016.

NOTE 6. SUBORDINATED DEBT SECURITIES
On March 24, 2017, the Company issued and sold $18.6 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes due March 30, 2027. Beginning on March 30, 2022, the Company may redeem the Notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The Notes bear an interest rate of 6.00% per annum until March 30, 2022, on which date the interest rate will reset quarterly to an annual interest rate equal to the then-current LIBOR plus 394.5 basis points.
The carrying value of subordinated debt was $18.1 million at March 31, 2017. The subordinated debt securities were recorded net of issuance costs of $0.5 million. The issuance costs are being amortized using the straight-line method over the life of the Notes.

NOTE 7. STOCKHOLDERS’ EQUITY
On March 22, 2017, the Company completed a common stock offering of approximately 1.6 million shares of its common stock at a price of $21.25 per share. The common stock offering generated net proceeds of $32.6 million. Total stockholders' equity was $148.3 million at March 31, 2017, compared to $112.8 million at December 31, 2016.

NOTE 8. STOCK-BASED COMPENSATION
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
Stock Options
The Company uses a Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. Stock option expense in the accompanying consolidated statement of operations for the three months ended March 31, 2017 and 2016 were $51,000 and $43,000, respectively.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The assumptions presented below were used for the options granted during the three months ended March 31, 2017.

Expected dividends	0.22%
Expected volatility	20.46%
Risk-free interest rate	2.19%
Expected term (in years)	7.0
Weighted-average grant date fair value	$5.39

At March 31, 2017, there was $0.8 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 3.5 years.
The table below summarizes stock option activity for the periods presented.

	Three months ended March 31,
	2017		2016
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	319,364	$14.37	278,352	$14.37
Granted	36,177	20.25	46,512	14.28
Forfeited	(5,334)	14.00	—	—
Exercised	(15,041)	13.45	—	—
Outstanding at end of period	335,166	$15.05	324,864	$14.36
Exercisable at end of period	82,310	$14.30	47,351	$13.82

At March 31, 2017, the shares underlying outstanding stock options and exercisable stock options had aggregate intrinsic values of $2.3 million and $0.6 million, respectively.
Time Vested Restricted Stock Awards
During the three months ended March 31, 2017 and 2016, the Company issued shares of time vested restricted stock with vesting terms ranging from two to five years. The total share-based compensation expense to be recognized for these awards is determined based on the market price of the Company’s common stock at the grant date applied to the total number of shares awarded and is amortized over the vesting period.
The table below summarizes the time vested restricted stock award activity for the periods presented.

	Three months ended March 31,
	2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of period	93,366	$14.75	60,592	$14.85
Granted	51,702	20.10	54,175	14.66
Forfeited	(3,035)	14.72	(1,157)	16.32
Earned and issued	(13,168)	14.93	(1,159)	15.33
Balance at end of period	128,865	$16.88	112,451	$14.74

At March 31, 2017, there was $2.0 million of unrecognized compensation cost related to time vested restricted stock awards that is expected to be recognized over a weighted average period of 3.7 years.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS
The Company currently holds interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 3.4 years. The total notional amount of the derivative contracts is $50.0 million.
For the three months ended March 31, 2017 and 2016, a gain of $0.1 million and a loss of $0.4 million, respectively, have been recognized in "Other comprehensive income (loss)" in the accompanying consolidated statements of comprehensive income for the change in fair value of the interest rate swaps. The swap contracts had a fair value of $0.2 million as of March 31, 2017 and have been recorded in "Other assets" in the accompanying consolidated balance sheet. The accumulated gain of $0.1 million included in "Accumulated other comprehensive loss" in the accompanying consolidated balance sheet would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contracts.

NOTE 10. FAIR VALUES OF FINANCIAL INSTRUMENTS
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
Subordinated Debt Securities - The fair value of subordinated debt is estimated based on current market rates on similar debt in the market. The Company classifies this debt in level 2 of the fair value hierarchy.
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

	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Assets:
Obligations of other U.S. government agencies	$40,300	$—	$40,300	$—
Obligations of state and political subdivisions	27,688	—	9,385	18,303
Corporate bonds	14,974	—	13,649	1,325
Residential mortgage-backed securities	88,027	—	88,027	—
Commercial mortgage-backed securities	2,445	—	2,445	—
Equity securities	705	705	—	—
Derivative financial instruments	192	—	192	—
Total assets	$174,331	$705	$153,998	$19,628

December 31, 2016
Assets:
Obligations of other U.S. government agencies	$29,490	$—	$29,490	$—
Obligations of state and political subdivisions	27,855	—	10,199	17,656
Corporate bonds	14,968	—	14,344	624
Residential mortgage-backed securities	87,588	—	87,588	—
Commercial mortgage-backed securities	2,444	—	2,444	—
Equity securities	706	706	—	—
Derivative financial instruments	8	—	8	—
Total assets	$163,059	$706	$144,073	$18,280

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, for the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands).

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2016	$17,656	$624	$18,280
Realized gains (losses) included in net income	—	—	—
Unrealized gains (losses) included in other comprehensive income	647	1	648
Purchases	—	700	700
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at March 31, 2017	$18,303	$1,325	$19,628

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2015	$10,395	$1,136	$11,531
Realized gains (losses) included in net income	—	—	—
Unrealized gains (losses) included in other comprehensive income	166	(9)	157
Purchases	—	—	—
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at March 31, 2016	$10,561	$1,127	$11,688
Fair Value of Assets Measured on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
March 31, 2017
Impaired loans	$251	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	30%

December 31, 2016
Impaired loans	$801	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	1% - 100%	32%

There were no liabilities measured on a nonrecurring basis at March 31, 2017 or December 31, 2016.

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	March 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$26,643	$26,643	$26,643	$—	$—
Investment securities	193,787	193,561	705	160,522	32,334
Other equity securities	6,320	6,320	—	6,320	—
Loans, net of allowance	894,905	898,801	—	—	898,801
Derivative financial instruments	192	192	—	192	—

Financial liabilities:
Deposits, noninterest-bearing	$112,514	$112,514	$—	$112,514	$—
Deposits, interest-bearing	756,040	736,314	—	—	736,314
FHLB short-term advances and repurchase agreements	110,674	110,674	—	110,674	—
FHLB long-term advances	8,100	8,007	—	—	8,007
Junior subordinated debt	3,609	2,908	—	—	2,908
Subordinated debt	18,600	18,613	—	18,613	—
Other borrowings	78	78	—	78	—

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$29,342	$29,342	$29,342	$—	$—
Federal funds sold	106	106	106	—	—
Investment securities	183,142	182,663	706	151,128	30,829
Other equity securities	5,362	5,362	—	5,362	—
Loans, net of allowance	886,375	890,949	—	—	890,949
Derivative financial instruments	8	8	—	8	—

Financial liabilities:
Deposits, noninterest-bearing	$108,404	$108,404	$—	$108,404	$—
Deposits, interest-bearing	799,383	779,397	—	—	779,397
FHLB short-term advances and repurchase agreements	112,690	112,690	—	112,690	—
FHLB long-term advances	9,200	9,233	—	—	9,233
Junior subordinated debt	3,609	3,635	—	—	3,635
Other borrowings	1,000	1,001	—	1,001	—

NOTE 11. INCOME TAXES
The expense for income taxes and the effective tax rate included in the consolidated statements of operations are shown in the table below for the periods presented (dollars in thousands).

	Three months ended March 31,
	2017	2016
Income tax expense	$847	$1,006
Effective tax rate	31.2%	33.6%

The effective tax rates differ from the statutory tax rate of 35% largely due to tax exempt interest income earned on certain investment securities.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. COMMITMENTS AND CONTINGENCIES
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
The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	March 31, 2017	December 31, 2016
Commitments to extend credit
Loan commitments	$139,168	$142,891
Standby letters of credit	1,008	1,008
Additionally, at March 31, 2017, the Company had unfunded commitments of $0.9 million for its investment in Small Business Investment Company qualified funds

During the first quarter of 2017, the Company announced that it has entered into a definitive agreement to acquire Citizens Bancshares, Inc. (“Citizens”) and its wholly-owned subsidiary, Citizens Bank, in Ville Platte, Louisiana, which has three branches in Evangeline Parish. The proposed acquisition transactions are expected to be completed in the third quarter of 2017. The Company’s acquisition of Citizens, which would be the first acquisition since the completion of its initial public offering, would expand its branch footprint in Louisiana, further bolstering its core deposit base and positioning the Company to continue to build on its existing record of growth and client service under the leadership of its current management team. Consequently, the Company recognized approximately $145,000 of expenses related to the potential acquisition, which is included in noninterest expense on the statement of operations for the three months ended March 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section presents management’s perspective on the consolidated financial condition and results of operations of Investar Holding Corporation (the “Company,” “we,” “our,” or “us”) and its wholly-owned subsidiary, Investar Bank (the “Bank”). The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included herein, and the audited consolidated financial statements for the year ended December 31, 2016, including the notes thereto, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K that the Company filed with the Securities and Exchange Commission (“SEC”) on March 9, 2017.
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

During the first quarter of 2017, we announced that we have entered into a definitive agreement to acquire Citizens Bancshares, Inc. (“Citizens”) and its wholly-owned subsidiary, Citizens Bank, in Ville Platte, Louisiana, which has three branches in Evangeline Parish. The proposed acquisition transactions are expected to be completed in the third quarter of 2017. The acquisition of Citizens, which would be the first acquisition since the completion of our initial public offering, would expand our branch footprint in Louisiana, further bolstering our core deposit base and positioning the Company to continue to build on its existing record of growth and client service under the leadership of our current management team. Consequently, we recognized approximately $145,000 of expenses related to the potential acquisition, which is included in noninterest expense on the statement of operations for the three months ended March 31, 2017.

Shortly after the announcement of the signing of the definitive agreement, we announced both a common stock offering and a subordinated debt issuance. The common stock offering generated net proceeds of $32.6 million through the issuance of approximately 1.6 million common shares at a price of $21.25 per share. We intend to use the net proceeds from the common stock offering for general corporate purposes and potential strategic acquisitions. We also issued and sold $18.6 million in fixed-to-floating rate subordinated notes due in 2027. We intend to use the net proceeds from the debt issuance to fund a portion of the proposed acquisition of Citizens and its wholly-owned subsidiary, Citizens Bank.
Discussion and Analysis of Financial Condition
For the three months ended March 31, 2017, net income was $1.9 million, or $0.26 per basic and diluted share, compared to net income of $2.0 million, or $0.28 per basic and diluted share for the three months ended March 31, 2016. For the three months ended March 31, 2017, our net interest margin was 3.27%, return on average assets was 0.65%, and return on average equity was 6.44%. From December 31, 2016 to March 31, 2017, total loans increased $8.7 million, or 1.0%, and total deposits decreased $39.2 million, or 4.3%. As of March 31, 2017, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations.

Loans
General. Loans constitute our most significant asset, comprising 76.7% and 77.1% of our total assets at March 31, 2017 and December 31, 2016, respectively. Total loans increased $8.7 million, or 1.0%, to $902.1 million at March 31, 2017 compared to $893.4 million at December 31, 2016 as a result of organic growth in our business. Excluding indirect auto loans, total loans increased $19.8 million, or 2.5%, to $821.2 million at March 31, 2017 compared to $801.4 million at December 31, 2016. This represents an annualized growth rate of 10%.
The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands).

	March 31, 2017		December 31, 2016
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Construction and development	$95,541	10.6%	$90,737	10.2%
1-4 Family	172,148	19.1	177,205	19.8
Multifamily	47,776	5.3	42,759	4.8
Farmland	7,994	0.9	8,207	0.9
Commercial real estate
Owner-occupied	181,590	20.1	180,458	20.2
Nonowner-occupied	210,874	23.4	200,258	22.4
Total mortgage loans on real estate	715,923	79.4	699,624	78.3
Commercial and industrial	90,352	10.0	85,377	9.6
Consumer	95,873	10.6	108,425	12.1
Total loans	$902,148	100.0%	$893,426	100.0%
The following table sets forth loans outstanding at March 31, 2017, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less.

(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$78,798	$9,456	$5,414	$1,379	$494	$95,541
1-4 Family	24,357	39,035	40,340	26,164	42,252	172,148
Multifamily	732	27,397	17,955	118	1,574	47,776
Farmland	3,333	16	2,732	1,913	—	7,994
Commercial real estate
Owner-occupied	15,406	49,256	71,633	35,489	9,806	181,590
Nonowner-occupied	21,627	91,115	76,958	20,410	764	210,874
Total mortgage loans on real estate	144,253	216,275	215,032	85,473	54,890	715,923
Commercial and industrial	39,019	36,395	14,269	—	669	90,352
Consumer	1,830	75,159	18,375	372	137	95,873
Total loans	$185,102	$327,829	$247,676	$85,845	$55,696	$902,148
Loans Held for Sale. There were no loans held for sale at March 31, 2017 and December 31, 2016. Since the Bank discontinued accepting indirect auto loan applications at the end of 2015, which was the primary source of its consumer loan portfolio and loans held for sale, the consumer loan portfolio is expected to decrease over time, and loans are no longer held for sale. There were no gains on the sale of consumer loans recognized for the three months ended March 31, 2017, compared to $0.3 million for the three months ended March 31, 2016.
Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2017 and December 31, 2016, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

We continue to monitor our loan portfolio for exposure to potential negative impacts of low oil and gas prices. We consider our direct exposure to the energy sector not to be significant, at less than one percent of the total loan portfolio at March 31, 2017. However, should the price of oil and gas decline further and/or remain at the current low price for an extended period, the general economic conditions in our South Louisiana markets could be negatively affected and could negatively impact borrowers’ ability to service their debt.
Investment Securities
We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 16.5% of our total assets and totaled $193.8 million at March 31, 2017, an increase of $10.7 million, or 5.8%, from $183.1 million at December 31, 2016. The increase in investment securities at March 31, 2017 compared to December 31, 2016 resulted from purchases of various investment types in our current portfolio to manage liquidity.
The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	March 31, 2017		December 31, 2016
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. government agencies and corporations	$40,300	20.8%	$29,490	16.1%
Obligations of state and political subdivisions	40,558	20.9	40,831	22.3
Corporate bonds	14,974	7.7	14,968	8.2
Residential mortgage-backed securities	94,805	48.9	94,703	51.7
Commercial mortgage-backed securities	2,445	1.3	2,444	1.3
Equity securities	705	0.4	706	0.4
Total	$193,787	100.0%	$183,142	100.0%
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

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio as of March 31, 2017 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of states and political subdivisions	$685	7.17%	$3,095	7.17%	$2,745	7.17%	$6,345	4.38%
Residential mortgage-backed securities	—	—	—	—	—	—	6,778	2.75
Available for sale:
Obligations of other U.S. government agencies and corporations	—	—	1,330	2.61	7,912	2.40	31,313	2.43
Obligations of states and political subdivisions	—	—	5,546	2.21	3,616	3.17	19,553	4.11
Corporate bonds	900	2.05	4,766	2.39	9,355	3.68	250	4.00
Residential mortgage-backed securities	—	—	—	—	3,572	2.20	85,032	2.20
Commercial mortgage-backed securities	—	—	—	—	2,507	2.11	—	—
	$1,585		$14,737		$29,707		$149,271
The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 35%.
Deposits
The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at March 31, 2017 and December 31, 2016 (dollars in thousands).

	March 31, 2017		December 31, 2016
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$112,514	13.0%	$108,404	11.9%
NOW accounts	168,860	19.4	171,556	18.9
Money market deposit accounts	124,604	14.3	123,079	13.6
Savings accounts	52,682	6.1	52,860	5.8
Time deposits	409,894	47.2	451,888	49.8
Total deposits	$868,554	100.0%	$907,787	100.0%
Total deposits were $868.6 million at March 31, 2017, a decrease of $39.2 million, or 4.3%, compared to December 31, 2016. The decrease in total deposits was driven by a decrease in time deposits of $42.0 million, or 9.3%. The decrease in time deposits is primarily a result of the withdrawal of deposits by other financial institutions in search of higher rates. During the third quarter of 2016, the Company began lowering its rates on time deposits in an effort to begin reducing its cost of funds and its dependency on certificates of deposit. As a result of this strategy, as time deposits mature, many have not renewed with the Bank. Noninterest-bearing demand deposits experienced the greatest growth with an increase of $4.1 million, or 3.8%, compared to December 31, 2016.

The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at March 31, 2017 and December 31, 2016 (dollars in thousands).

	March 31, 2017		December 31, 2016
	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Time remaining until maturity:
Three months or less	$45,631	$359	$59,639	$100
Over three months through six months	8,662	304	25,695	358
Over six months through twelve months	50,080	1,120	20,327	660
Over one year through three years	49,753	1,197	65,865	1,388
Over three years	6,150	298	8,684	297
	$160,276	$3,278	$180,210	$2,803
Borrowings
Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bank (“FNBB”) and The Independent Bankers Bank (“TIB”), junior subordinated debentures, and a secured revolving line of credit with TIB. In addition, in connection with its definitive agreement to acquire Citizens, on March 24, 2017, the Company issued and sold $18.6 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes due March 30, 2027. Beginning on March 30, 2022, the Company may redeem the Notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The Notes bear an interest rate of 6.00% per annum until March 30, 2022, on which date the interest rate will reset quarterly to an annual interest rate equal to the then-current LIBOR plus 394.5 basis points.
Securities sold under agreements to repurchase decreased $2.7 million to $36.4 million at March 31, 2017 from $39.1 million at December 31, 2016. Our advances from the FHLB were $82.4 million at March 31, 2017, a decrease of $0.4 million, or 0.5%, from FHLB advances of $82.8 million at December 31, 2016. We had $0.1 million drawn on an unsecured line of credit at March 31, 2017, compared to no balance outstanding at December 31, 2016. There was no outstanding balance on the secured revolving line of credit with TIB at March 31, 2017, compared to $1.0 million at December 31, 2016. The $3.6 million in junior subordinated debt at March 31, 2017 and December 31, 2016 represents the junior subordinated debentures that we assumed through acquisition. The carrying value of subordinated debt was $18.1 million at March 31, 2017. The subordinated debt securities were recorded net of issuance costs of $0.5 million. The issuance costs are being amortized using the effective interest method over the life of the Notes.
The average balances and cost of funds of short-term borrowings for the three months ended March 31, 2017 and 2016 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Federal funds purchased and other short-term borrowings	$84,371	$102,363	1.27%	0.90%
Securities sold under agreements to repurchase	36,552	30,476	0.20	0.20
Total short-term borrowings	$120,923	$132,839	0.95%	0.73%
Results of Operations
Performance Summary
Three months ended March 31, 2017 vs. three months ended March 31, 2016. For the three months ended March 31, 2017, net income was $1.9 million, or $0.26 per basic and diluted share, compared to net income of $2.0 million, or $0.28 per basic and diluted share for the three months ended March 31, 2016. Return on average assets decreased to 0.65% for the three months ended March 31, 2017 compared to 0.76% for the three months ended March 31, 2016 primarily due to a $112.7 million increase in average assets, as well as a $0.1 million decrease in net income, attributable to $145,000 in acquisition expenses related to the Company’s announcement of its definitive agreement to acquire Citizens, as discussed above in "Overview." Return on average equity was 6.44% for the three months ended March 31, 2017 compared to 7.20% for the three months ended March 31, 2016 due to a $6.6 million increase in average equity.

Net Interest Income
Net interest income, which is the largest component of our earnings, is the difference between interest earned on assets, such as loans and investments, and the cost of interest-bearing liabilities, such as deposits and borrowings. The primary factors affecting net interest income are the volume, yield and mix of our rate-sensitive assets and liabilities, as well as the amount of our nonperforming loans and the interest rate environment.

Three months ended March 31, 2017 vs. three months ended March 31, 2016. Net interest income increased 3.7% to $8.9 million for the three months ended March 31, 2017 compared to $8.5 million for the same period in 2016. This increase is due primarily to the $60.2 million and $45.0 million increases in average loans and average investment securities, respectively, when compared to the same period in 2016, resulting in a $0.7 million increase in interest income, discussed in more detail below. Average interest-bearing deposits increased approximately $101.4 million and short- and long-term borrowings decreased $17.4 million for the three months ended March 31, 2017 when compared to the same period in 2016, resulting in a $0.4 million increase in interest expense, also discussed in more detail below. The increases in both average interest-earning assets and interest-bearing liabilities are a result of organic growth of the Company.

Interest income was $11.1 million for the three months ended March 31, 2017 compared to $10.4 million for the same period in 2016. Loan interest income made up substantially all of our interest income for the three months ended March 31, 2017 and 2016. Increases in interest income can be attributed to an increase in the volume of interest-earning assets. The overall yield on interest-earning assets decreased 11 basis points to 4.10% for the three months ended March 31, 2017 compared to 4.21% for the same period in 2016. The reduction in yield on interest-earning assets is the result of a prolonged low interest rate environment. The loan portfolio yielded 4.55% for the three months ended March 31, 2017 compared to 4.57% for the three months ended March 31, 2016, while the yield on the investment portfolio was 2.31% for the three months ended March 31, 2017 compared to 2.53% for the three months ended March 31, 2016.
Interest expense was $2.2 million for the three months ended March 31, 2017, an increase of $0.4 million compared to interest expense of $1.8 million for the three months ended March 31, 2016, as a result of an increase of $0.2 million attributed to volume and $0.2 million attributed to the increase in the rate of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $84.0 million for the three months ended March 31, 2017 compared to the same period in 2016 mainly as a result of our organic deposit growth. The cost of interest-bearing liabilities increased 10 basis points to 0.98% for the three months ended March 31, 2017 compared to 0.88% for the same period in 2016, primarily as a result of an increase in rates offered to our customers for time deposits and an increase in the cost of short- and long-term borrowings. During the third quarter of 2016, the Company began lowering its rates on time deposits in an effort to begin reducing the cost of funds and its dependency on certificates of deposit.
Net interest margin was 3.27% for the three months ended March 31, 2017, a decrease of 20 basis points from 3.47% for the three months ended March 31, 2016. The decrease in net interest margin is attributable to the decrease in the overall yield on interest-earning assets and the increase in the overall cost of funds.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended March 31, 2017 and 2016. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended March 31,
	2017			2016
	Average Balance	Interest Income/ Expense (1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$892,546	$10,004	4.55%	$832,368	$9,485	4.57%
Securities:
Taxable	150,139	839	2.27	113,446	712	2.52
Tax-exempt	30,540	190	2.52	22,199	144	2.60
Interest-earning balances with banks	24,591	60	0.99	20,766	37	0.71
Total interest-earning assets	1,097,816	11,093	4.10	988,779	10,378	4.21
Cash and due from banks	8,546			7,222
Intangible assets	3,227			3,179
Other assets	55,190			52,121
Allowance for loan losses	(7,125)			(6,308)
Total assets	$1,157,654			$1,044,993
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$291,855	$488	0.68%	$239,844	$380	0.64%
Savings deposits	53,237	86	0.66	53,144	88	0.66
Time deposits	433,170	1,279	1.20	383,838	1,047	1.09
Total interest-bearing deposits	778,262	1,853	0.97	676,826	1,515	0.90
Short-term borrowings	120,923	282	0.95	132,839	243	0.73
Long-term debt	21,175	98	1.88	26,667	73	1.10
Total interest-bearing liabilities	920,360	2,233	0.98	836,332	1,831	0.88
Noninterest-bearing deposits	110,410			87,319
Other liabilities	9,387			10,469
Stockholders’ equity	117,497			110,873
Total liabilities and stockholders’ equity	$1,157,654			$1,044,993
Net interest income/net interest margin		$8,860	3.27%		$8,547	3.47%

(1)
Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the three months ended March 31, 2017 compared to the same period in 2016 (dollars in thousands).

	Three months ended March 31, 2017 vs. three months ended March 31, 2016
	Volume	Rate	Net(1)
Interest income:
Loans	$678	$(159)	$519
Securities:
Taxable	228	(101)	127
Tax-exempt	54	(8)	46
Interest-earning balances with banks	7	16	23
Total interest-earning assets	967	(252)	715
Interest expense:
Interest-bearing demand deposits	82	26	108
Savings deposits	—	(2)	(2)
Time deposits	133	99	232
Short-term borrowings	(22)	61	39
Long-term debt	(15)	40	25
Total interest-bearing liabilities	178	224	402
Change in net interest income	$789	$(476)	$313

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Noninterest Income
Noninterest income includes, among other things, fees generated from our deposit services, gain on sale of investment securities, fixed assets, other real estate owned, and loans, servicing fees and fee income on serviced loans. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.
Three months ended March 31, 2017 vs. three months ended March 31, 2016. Total noninterest income decreased $0.4 million, or 31.2%, to $0.9 million for the three months ended March 31, 2017 compared to $1.3 million for the three months ended March 31, 2016. The decrease in noninterest income is mainly attributable to the $0.3 million decrease in the gain on sale of loans. As discussed in Loans above, the gain on sale of loans decreased due to the Bank’s decision to exit the indirect auto loan origination business at the end of 2015.
Servicing fees and fee income on serviced loans decreased $0.2 million, or 28.4%, to $0.4 million for the three months ended March 31, 2017 compared to $0.6 million for the same period in 2016. The Bank’s servicing portfolio primarily consists of indirect auto loans. As this portfolio of loans ages, and consequently decreases in principal value, the servicing fees and fee income on serviced loans earned will continue to decrease.
Noninterest Expense
Three months ended March 31, 2017 vs. three months ended March 31, 2016. Total noninterest expense was $6.7 million for the three months ended March 31, 2017, an increase of $0.3 million, or 4.7%, compared to the same period in 2016. The increase is primarily due to a $0.2 million increase in other operating expenses which was driven by increases in FDIC and OFI assessments, bank shares taxes, and expenses related to other real estate owned, as well as a $0.1 million increase in acquisition expenses related to the Company’s announcement of its definitive agreement to acquire Citizens, as discussed above in "Overview."
Income Tax Expense
Income tax expense for the three months ended March 31, 2017 was $0.8 million, a decrease of $0.2 million, compared to the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 and 2016 was 31.2% and 33.6%, respectively.

Risk Management
The primary risks associated with our operations are credit, interest rate and liquidity risk. Credit and interest rate risk are discussed below, while liquidity risk is discussed in this section under the heading Liquidity and Capital Resources below.
Credit Risk and the Allowance for Loan Losses
General. The risk of loss should a borrower default on a loan is inherent in any lending activity. Our portfolio and related credit risk are monitored and managed on an ongoing basis by our risk management department, the board of directors’ loan committee and the full board of directors. We utilize a ten point risk-rating system, which assigns a risk grade to each borrower based on a number of quantitative and qualitative factors associated with a loan transaction. The risk grade categorizes the loan into one of five risk categories, based on information about the ability of borrowers to service the debt. The information includes, among other factors, current financial information about the borrower, historical payment experience, credit documentation, public information and current economic trends. These categories assist management in monitoring our credit quality. The following describes each of the risk categories, which are consistent with the definitions used in guidance promulgated by federal banking regulators.

•
Pass (grades 1-6) – Loans not falling into one of the categories below are considered pass. These loans have high credit characteristics and financial strength. The borrowers at least generate profits and cash flow that are in line with peer and industry standards and have debt service coverage ratios above loan covenants and our policy guidelines. For some of these loans, a guaranty from a financially capable party mitigates characteristics of the borrower that might otherwise result in a lower grade.

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

At March 31, 2017 and December 31, 2016, there were no loans classified as doubtful or loss, while there were $6.2 million and $3.7 million, respectively, of loans classified as substandard. At March 31, 2017 and December 31, 2016, $0.4 million and $0.6 million, respectively, of loans were classified as special mention.
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

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $7.2 million at March 31, 2017, up from $7.1 million at December 31, 2016, as we increased our loan loss provisioning to reflect our nonperforming loans and organic loan growth.
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
Impaired loans at March 31, 2017 were $4.5 million compared to $4.4 million at December 31, 2016. At March 31, 2017 and December 31, 2016, $0.5 million and $0.4 million, respectively, of the allowance for loan losses was specifically allocated to impaired loans.
The provision for loan losses is a charge to expense in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the three months ended March 31, 2017 and 2016, the provision for loan losses was $0.4 million and $0.5 million, respectively. The decrease over the three-month comparative period can be attributed to the decrease in the growth rate of the loan portfolio, which was 1.0% for the three months ended March 31, 2017 compared to 7.0% for the same period in 2016.
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

The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	March 31, 2017	December 31, 2016
Construction and development	$694	$579
1-4 Family	1,237	1,377
Multifamily	374	355
Farmland	54	60
Commercial real estate	2,908	2,499
Total mortgage loans on real estate	5,267	4,870
Commercial and industrial	744	759
Consumer	1,232	1,422
Total	$7,243	$7,051
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

	Three months ended March 31,
	2017	2016
Allowance at beginning of period	$7,051	$6,128
Provision for loan losses	350	454
Charge-offs:
Mortgage loans on real estate:
Construction and development	—	(7)
1-4 Family	—	(7)
Consumer	(166)	(142)
Total charge-offs	(166)	(156)
Recoveries
Mortgage loans on real estate:
Construction and development	3	3
1-4 Family	1	7
Commercial real estate	—	1
Commercial and industrial	—	20
Consumer	4	6
Total recoveries	8	37
Net (charge-offs) recoveries	(158)	(119)
Balance at end of period	$7,243	$6,463
Net charge-offs to:
Loans - average	0.02%	0.02%
Allowance for loan losses	2.18%	1.84%
Allowance for loan losses to:
Total loans	0.80%	0.81%
Nonperforming loans	337.95%	279.75%

The allowance for loan losses to total loans ratio decreased to 0.80% at March 31, 2017 compared to 0.81% at March 31, 2016. The allowance for loan losses to nonperforming loans ratio increased to 337.95% at March 31, 2017 compared to 279.75% at March 31, 2016. The increase in the allowance for loan losses to nonperforming loans ratio is due to a $0.2 million decrease in nonperforming loans and a $0.8 million increase in the allowance for loan losses. Nonperforming loans were $2.1 million, or 0.24% of total loans, at March 31, 2017, compared to $2.0 million, or 0.22% of total loans at December 31, 2016.
Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the three months ended March 31, 2017 and 2016 were $158,000 and $119,000, respectively, equal to 0.02% of our average loan balance for both periods.

Management believes the allowance for loan losses at March 31, 2017 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.
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
There were eighteen loans classified as TDRs at both March 31, 2017 and December 31, 2016 that totaled approximately $2.4 million. Eight restructured loans were considered TDRs due to a modification of terms through adjustments to maturity, nine restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to modification of terms through principal payment forbearance only for a specified period of time. As of March 31, 2017 and December 31, 2016, all restructured loans were performing under their modified terms. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is evaluated by applying qualitative factors.

The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	March 31, 2017	December 31, 2016
Nonaccrual loans	$2,135	$1,978
Accruing loans past due 90 days or more	8	1
Total nonperforming loans	2,143	1,979
Restructured loans	2,384	2,399
Total nonperforming and restructured loans	$4,527	$4,378
Interest income recognized on nonperforming and restructured loans	$43	$169
Interest income foregone on nonperforming and restructured loans	$48	$159
Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 0.24% and 0.22% of total loans at March 31, 2017 and December 31, 2016, respectively.
Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. Other real estate owned with a cost basis of $20,000 and $60,500 was sold during the three months ended March 31, 2017 and 2016, respectively, resulting in a net gain of $5,000 and $1,000 for the respective period.
The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	March 31, 2017	December 31, 2016
Construction and development	$250	$270
Commercial real estate	3,795	3,795
Total other real estate owned	$4,045	$4,065
Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Three months ended March 31,
	2017	2016
Balance, beginning of period	$4,065	$725
Transfers from acquired loans	—	30
Sales of other real estate owned	(20)	(60)
Balance, end of period	$4,045	$695
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
Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At March 31, 2017, the Bank was within the policy guidelines for asset/liability management.
The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of March 31, 2017
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+300	(2.6)%
+200	(1.4)%
+100	(0.7)%
-100	4.4%
-200	2.2%
-300	2.0%

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
Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At March 31, 2017 and December 31, 2016, 72% and 76% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At March 31, 2017, securities with a carrying value of $72.4 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $77.5 million in pledged securities as of December 31, 2016.
Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2017, the balance of our outstanding advances with the FHLB was $82.4 million, a decrease from $82.8 million at December 31, 2016. The total amount of the remaining credit available to us from the FHLB at March 31, 2017 was $357.9 million. Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by U.S. Treasury and agency securities. We had $36.4 million of repurchase agreements outstanding as of March 31, 2017, compared to $39.1 million of outstanding repurchase agreements as of December 31, 2016. We maintain unsecured lines of credit with other commercial banks totaling $55.0 million. The lines of credit mature at various times within the next three months. The balance on one line of credit was $78,000 at March 31, 2017. There was no outstanding balance on any of the unsecured lines of credit at December 31, 2016. We also have a secured $20.0 million revolving line of credit with TIB maturing in June 2018. There were no amounts outstanding under the revolving line of credit at March 31, 2017 compared to a $1.0 million outstanding balance at December 31, 2016.
Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. We do not hold any brokered deposits, as defined for federal regulatory purposes, although we do hold QwikRate® deposits, included in our time deposit balances, which we obtain via the internet to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At March 31, 2017, we held $93.5 million of QwikRate® deposits, down from $123.2 million at December 31, 2016.
The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three months ended March 31, 2017 and 2016.

	Percentage of Total		Cost of Funds
	Three months ended March 31,		Three months ended March 31,
	2017	2016	2017	2016
Noninterest-bearing demand deposits	11%	9%	—%	—%
Interest-bearing demand deposits	28	26	0.68	0.64
Savings accounts	5	6	0.66	0.66
Time deposits	42	42	1.20	1.09
Short-term borrowings	12	14	0.95	0.73
Long-term borrowed funds	2	3	1.88	1.10
Total deposits and borrowed funds	100%	100%	0.88%	0.80%
Capital Management. Our primary sources of capital include retained earnings, capital obtained through acquisitions, and proceeds from the sale of our capital stock. We are subject to various regulatory capital requirements administered by the Federal Reserve and the FDIC which specify capital tiers, including the following classifications.

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
The Company and the Bank each were in compliance with all regulatory capital requirements as of March 31, 2017 and December 31, 2016. The Bank also was considered “well-capitalized” under the FDIC’s prompt corrective action regulations as of these dates. The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
March 31, 2017
Investar Holding Corporation:
Tier 1 leverage capital	$150,030	12.97%	$—	—%
Common equity tier 1 capital	146,530	14.84	—	—
Tier 1 capital	150,030	15.20	—	—
Total capital	175,406	17.77	—	—
Investar Bank:
Tier 1 leverage capital	164,508	14.23	57,783	5.00
Common equity tier 1 capital	164,508	16.68	64,110	6.50
Tier 1 capital	164,508	16.68	78,904	8.00
Total capital	171,751	17.41	98,630	10.00

December 31, 2016
Investar Holding Corporation:
Tier 1 leverage capital	$115,312	10.10%	$—	—%
Common equity tier 1 capital	111,812	11.40	—	—
Tier 1 capital	115,312	11.75	—	—
Total capital	122,363	12.47	—	—
Investar Bank:
Tier 1 leverage capital	114,417	10.03	57,063	5.00
Common equity tier 1 capital	114,417	11.67	63,706	6.50
Tier 1 capital	114,417	11.67	78,408	8.00
Total capital	121,468	12.39	98,010	10.00

We augmented our capital in the quarter ended March 31, 2017 through both a common stock offering and a subordinated debt issuance. See Note 6. Subordinated Debt Securities and Note 7. Stockholders’ Equity for further information.

Off-Balance Sheet Transactions
The Bank entered into interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 3.4 years. The total notional amount of the derivative contracts is $50.0 million.
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

	March 31, 2017	December 31, 2016
Commitments to extend credit:
Loan commitments	$139,168	$142,891
Standby letters of credit	1,008	1,008
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.
Additionally, at March 31, 2017, the Company had unfunded commitments of $0.9 million for its investment in Small Business Investment Company qualified funds.
For the three months ended March 31, 2017 and for the year ended December 31, 2016, except as disclosed herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
Contractual Obligations
There have been no material changes outside the ordinary course of business in the contractual obligations set forth in the table of contractual obligations as of December 31, 2016 contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk as of December 31, 2016 are set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2017 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” There have been no material changes in the Company’s market risk since December 31, 2016. Please refer to the information in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management” in this report for additional information about the Company’s market risk for the three months ended March 31, 2017.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016 filed by Investar Holding Corporation (the “Company”) with the SEC on March 9, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
The table below provides the information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended March 31, 2017.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
January 1, 2017 to January 31, 2017	95	$18.80	—	241,243
February 1, 2017 to February 28, 2017	25	18.77	—	241,243
March 1, 2017 to March 31, 2017	3,459	20.23	—	241,243
	3,579	$20.18	—	241,243

(1)	Represents shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

1.1	Underwriting Agreement, dated March 16, 2017, among Investar Holding Corporation, Investar Bank and Sandler O’Neill & Partners, L.P. as representative of the underwriters named herein(1)

1.2	Underwriting Agreement, dated March 21, 2017, among Investar Holding Corporation, Investar Bank and Sandler O’Neill & Partners, L.P. as underwriter(2)

2.1	Agreement and Plan of Reorganization, dated March 8, 2017, by and among Investar Holding Corporation, Citizens Bancshares, Inc. and Investar Acquisition Company(3)

3.1	Restated Articles of Incorporation of Investar Holding Corporation(4)

3.2	By-laws of Investar Holding Corporation, as amended(5)

4.1	Specimen Common Stock Certificate(6)

4.2	Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee(7)

4.3	Supplemental Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee(8)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on March 20, 2017 and incorporated herein by reference.

(2)	Filed as exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(3)	Filed as exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2017 and incorporated herein by reference.

(4)	Filed as exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

(5)	Filed as exhibit 3.2 to the Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 of the Company filed with the SEC on June 4, 2014 and incorporated herein by reference.

(6)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

(7)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(8)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

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

INVESTAR HOLDING CORPORATION

Date: May 4, 2017	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2017	/s/ Christopher L. Hufft
Christopher L. Hufft
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

1.1	Underwriting Agreement, dated March 16, 2017, among Investar Holding Corporation, Investar Bank and Sandler O’Neill & Partners, L.P. as representative of the underwriters named herein(1)

1.2	Underwriting Agreement, dated March 21, 2017, among Investar Holding Corporation, Investar Bank and Sandler O’Neill & Partners, L.P. as underwriter(2)

2.1	Agreement and Plan of Reorganization, dated March 8, 2017, by and among Investar Holding Corporation, Citizens Bancshares, Inc. and Investar Acquisition Company(3)

3.1	Restated Articles of Incorporation of Investar Holding Corporation(4)

3.2	By-laws of Investar Holding Corporation, as amended(5)

4.1	Specimen Common Stock Certificate(6)

4.2	Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee(7)

4.3	Supplemental Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee(8)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on March 20, 2017 and incorporated herein by reference.

(2)	Filed as exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(3)	Filed as exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2017 and incorporated herein by reference.

(4)	Filed as exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

(5)	Filed as exhibit 3.2 to the Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 of the Company filed with the SEC on June 4, 2014 and incorporated herein by reference.

(6)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

(7)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(8)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.