Form 10-Q
period 2017-06-30
Investar Holding Corp
filed 2017-08-09
CIK 1602658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________________________

FORM 10-Q
_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 8,815,285 shares outstanding as of August 9, 2017.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q, or in other documents that Investar Holding Corporation (the “Company”) files with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and similar expressions or the negative version of those words are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. The Company’s forward-looking statements are based on assumptions and estimates that management believes to be reasonable in light of the information available at the time such statements are made. However, many of the matters addressed by these statements are inherently uncertain and could be affected by many factors beyond management’s control. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•	business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate;

•	our ability to achieve organic loan and deposit growth, and the composition of that growth;

•	changes (or the lack of changes) in interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing;

•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;

•	our dependence on our management team, and our ability to attract and retain qualified personnel;

•	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers;

•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;

•	the concentration of our business within our geographic areas of operation in Louisiana;

•	concentration of credit exposure; and

•	the ability to effectively integrate employees, customers, operations and branches from our recent acquisition of Citizens Bancshares, Inc. and its wholly-owned subsidiary, Citizens Bank.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INVESTAR HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and due from banks	$11,720	$9,773
Interest-bearing balances due from other banks	23,238	19,569
Federal funds sold	3	106
Cash and cash equivalents	34,961	29,448

Available for sale securities at fair value (amortized cost of $185,121 and $166,258, respectively)	183,584	163,051
Held to maturity securities at amortized cost (estimated fair value of $19,418 and $19,612, respectively)	19,460	20,091
Loans, net of allowance for loan losses of $7,320 and $7,051, respectively	925,640	886,375
Other equity securities	7,025	5,362
Bank premises and equipment, net of accumulated depreciation of $7,497 and $6,751, respectively	31,510	31,722
Other real estate owned, net	3,830	4,065
Accrued interest receivable	3,197	3,218
Deferred tax asset	2,343	2,868
Goodwill and other intangible assets, net	3,213	3,234
Bank owned life insurance	7,297	7,201
Other assets	3,466	2,325
Total assets	$1,225,526	$1,158,960

LIABILITIES
Deposits:
Noninterest-bearing	$130,625	$108,404
Interest-bearing	764,200	799,383
Total deposits	894,825	907,787
Advances from Federal Home Loan Bank	109,285	82,803
Repurchase agreements	36,745	39,087
Subordinated debt, net of unamortized issuance costs	18,145	—
Junior subordinated debt	3,609	3,609
Other borrowings	—	1,000
Accrued taxes and other liabilities	12,121	11,917
Total liabilities	1,074,730	1,046,203

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 8,815,119 and 7,101,851 shares issued and outstanding, respectively	8,815	7,102
Surplus	113,246	81,499
Retained earnings	29,644	26,227
Accumulated other comprehensive loss	(909)	(2,071)
Total stockholders’ equity	150,796	112,757
Total liabilities and stockholders’ equity	$1,225,526	$1,158,960
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$10,559	$9,781	$20,563	$19,266
Interest on investment securities	1,199	891	2,228	1,747
Other interest income	86	47	146	84
Total interest income	11,844	10,719	22,937	21,097

INTEREST EXPENSE
Interest on deposits	1,827	1,763	3,680	3,278
Interest on borrowings	715	298	1,095	614
Total interest expense	2,542	2,061	4,775	3,892
Net interest income	9,302	8,658	18,162	17,205

Provision for loan losses	375	800	725	1,254
Net interest income after provision for loan losses	8,927	7,858	17,437	15,951

NONINTEREST INCOME
Service charges on deposit accounts	96	88	193	185
Gain on sale of investment securities, net	109	144	215	224
Gain on sale of fixed assets, net	1	1,252	24	1,252
(Loss) gain on sale of other real estate owned, net	(10)	10	(5)	11
Gain on sale of loans, net	—	—	—	313
Servicing fees and fee income on serviced loans	378	537	801	1,128
Other operating income	227	225	458	430
Total noninterest income	801	2,256	1,686	3,543
Income before noninterest expense	9,728	10,114	19,123	19,494

NONINTEREST EXPENSE
Depreciation and amortization	391	369	767	739
Salaries and employee benefits	4,109	3,890	8,059	7,763
Occupancy	245	242	509	478
Data processing	355	367	723	741
Marketing	119	102	147	214
Professional fees	231	375	463	654
Customer reimbursements	—	584	—	584
Acquisition expense	80	—	225	—
Other operating expenses	1,398	1,175	2,719	2,315
Total noninterest expense	6,928	7,104	13,612	13,488
Income before income tax expense	2,800	3,010	5,511	6,006
Income tax expense	877	1,005	1,724	2,011
Net income	$1,923	$2,005	$3,787	$3,995

EARNINGS PER SHARE
Basic earnings per share	$0.22	$0.28	$0.48	$0.56
Diluted earnings per share	0.22	0.28	0.47	0.55
Cash dividends declared per common share	0.02	0.01	0.04	0.02
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$1,923	$2,005	$3,787	$3,995
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized gain, available for sale, net of tax expense of $279, $408, $660 and $887, respectively	518	757	1,225	1,648
Reclassification of realized gain, net of tax expense of $38, $50, $75 and $78, respectively	(70)	(93)	(139)	(145)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0 for all respective periods	(1)	(1)	(1)	(2)
Fair value of derivative financial instruments:
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax (benefit) expense of ($23), ($109), $42 and ($351), respectively	(43)	(202)	77	(651)
Total other comprehensive income	404	461	1,162	850
Total comprehensive income	$2,327	$2,466	$4,949	$4,845
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2015	$7,264	$84,099	$18,650	$(663)	$109,350
Surrendered shares	(4)	(61)	—	—	(65)
Shares repurchased	(222)	(3,251)	—	—	(3,473)
Options and warrants exercised	12	153	—	—	165
Dividends declared, $0.04 per share	—	—	(303)	—	(303)
Stock-based compensation	52	557	—	—	609
Net tax effect of stock-based compensation	—	2	—	—	2
Net income	—	—	7,880	—	7,880
Other comprehensive loss, net	—	—	—	(1,408)	(1,408)
Balance, December 31, 2016	$7,102	$81,499	$26,227	$(2,071)	$112,757
Common stock issued in offering, net of direct costs of $1,991	1,624	30,885	—	—	32,509
Surrendered shares	(5)	(104)	—	—	(109)
Options and warrants exercised	50	617	—	—	667
Dividends declared, $0.04 per share	—	—	(370)	—	(370)
Stock-based compensation	44	342	—	—	386
Net tax effect of stock-based compensation	—	7	—	—	7
Net income	—	—	3,787	—	3,787
Other comprehensive income, net	—	—	—	1,162	1,162
Balance, June 30, 2017 (Unaudited)	$8,815	$113,246	$29,644	$(909)	$150,796
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$3,787	$3,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	767	739
Provision for loan losses	725	1,254
Amortization of purchase accounting adjustments	1	(27)
Provision for other real estate owned	—	7
Net amortization of securities	559	534
Gain on sale of securities, net	(215)	(224)
Gain on sale of fixed assets, net	(24)	(1,252)
Loss (gain) on sale of other real estate owned, net	5	(11)
Impairment of other real estate owned	183	—
FHLB stock dividend	(39)	(31)
Stock-based compensation	386	306
Deferred taxes	(101)	(2)
Net change in value of bank owned life insurance	(96)	(89)
Amortization of subordinated debt issuance costs	12	—
Loans held for sale:
Originations	—	(495)
Proceeds from sales	—	23,837
Gain on sale of loans	—	(313)
Net change in:
Accrued interest receivable	22	(9)
Other assets	(409)	166
Accrued taxes and other liabilities	(6)	5,272
Net cash provided by operating activities	5,557	33,657

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	19,049	8,418
Funds invested in securities available for sale	(49,561)	(52,263)
Proceeds from maturities, prepayments and calls of investment securities available for sale	11,338	7,425
Proceeds from maturities, prepayments and calls of investment securities held to maturity	596	701
Proceeds from redemption of other equity securities	2,000	—
Purchase of other equity securities	(3,624)	(1,505)
Net increase in loans	(39,991)	(61,598)
Proceeds from sales of other real estate owned	47	480
Proceeds from the sales of fixed assets	327	2,649
Purchases of fixed assets	(837)	(1,632)
Acquisition of trademark intangible	—	(100)
Purchase of bank owned life insurance	—	(3,500)
Purchase of other investments	(624)	(553)
Distributions from investments	12	—
Net cash used in investing activities	(61,268)	(101,478)

Cash flows from financing activities:
Net (decrease) increase in customer deposits	(12,962)	129,837
Net decrease in repurchase agreements	(2,342)	(10,245)
Net increase (decrease) in short-term FHLB advances	15,000	(28,780)
Proceeds from long-term FHLB advances	15,000	—
Repayment of long-term FHLB advances	(3,518)	(5,118)
Cash dividends paid on common stock	(263)	(128)
Proceeds from public offering of common stock, net of issuance costs	32,509	—
Proceeds from stock options and warrants exercised	667	15
Payments to repurchase common stock	—	(1,592)
Proceeds from other borrowings	78	—
Repayment of other borrowings	(1,078)	—
Proceeds from subordinated debt, net of issuance costs	18,133	—
Net cash provided by financing activities	61,224	83,989

Net increase in cash and cash equivalents	5,513	16,168
Cash and cash equivalents, beginning of period	29,448	20,966
Cash and cash equivalents, end of period	$34,961	$37,134
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2017.
Nature of Operations
Investar Holding Corporation, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank (the “Bank”), a Louisiana-chartered bank. The Company’s primary market is South Louisiana. At June 30, 2017, the Company operated 12 full service banking offices located throughout its market and had 157 employees.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New Accounting Pronouncement
Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting was effective for the Company on January 1, 2017. ASU 2016-09 requires that all income tax effects related to vestings of share-based payment awards be reported in earnings as an increase (or decrease) to income tax expense. Previously, excess income tax benefits of a vested award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the award’s vesting period. The requirement to report those income tax effects in earnings has been applied to vestings occurring on or after January 1, 2017 and resulted in recording a $57,000 tax benefit for the six months ended June 30, 2017. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. We have elected to apply that change in cash flow classification on a prospective basis. The impact of this change and that of the remaining provisions of ASU 2016-09 did not have significant impact on our financial statements.

Recent Accounting Pronouncements

FASB ASC Topic 718 “Compensation – Stock Compensation: Scope of Modification Accounting” Update No. 2017-09. The Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09 in May 2017. The ASU clarifies when changes to terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as either an equity or liability instrument. ASU 2017-09 will be effective for the Company beginning January 1, 2018. Early adoption is permitted. The guidance requires companies to apply the requirements prospectively to awards modified on or after the adoption date. ASU 2017-09 is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASC Subtopic 310-20 “Receivables – Nonrefundable Fees and Other Costs, Premium Amortization on Purchased Callable Debt Securities” Update No. 2017-08. The FASB issued ASU No. 2017-08 in March 2017. The amendments in the ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. Update 2017-08 will be effective for the Company beginning January 1, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is assessing the impact of ASU 2017-08 on its accounting and disclosures.
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
The Company intends to adopt the amendments beginning January 1, 2018 through the modified-retrospective transition method and does not expect to recognize a significant cumulative adjustment to equity upon implementation of the standard. Further, the Company does not expect a significant impact to the Company’s consolidated statements of comprehensive income or consolidated balance sheets from either a presentation or timing perspective, but is still analyzing some contracts.

NOTE 2. EARNINGS PER SHARE
The following is a summary of the information used in the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 (in thousands, except share data).

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$1,923	$2,005	$3,787	$3,995
Weighted average number of common shares outstanding used in computation of basic earnings per share	8,685,980	7,158,532	7,950,049	7,176,545
Effect of dilutive securities:
Restricted stock	27,045	15,298	20,557	12,705
Stock options	43,640	14,715	34,478	14,752
Stock warrants	23,963	11,231	22,212	11,249
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per share	8,780,628	7,199,776	8,027,296	7,215,251
Basic earnings per share	$0.22	$0.28	$0.48	$0.56
Diluted earnings per share	$0.22	$0.28	$0.47	$0.55

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities classified as available for sale are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Obligations of other U.S. government agencies and corporations	$50,477	$96	$(368)	$50,205
Obligations of state and political subdivisions	26,596	20	(433)	26,183
Corporate bonds	15,264	55	(336)	14,983
Residential mortgage-backed securities	89,457	166	(674)	88,949
Commercial mortgage-backed securities	2,494	6	(41)	2,459
Equity securities	833	12	(40)	805
Total	$185,121	$355	$(1,892)	$183,584

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Obligations of other U.S. government agencies and corporations	$29,809	$68	$(387)	$29,490
Obligations of state and political subdivisions	29,631	15	(1,791)	27,855
Corporate bonds	15,292	54	(378)	14,968
Residential mortgage-backed securities	88,295	193	(900)	87,588
Commercial mortgage-backed securities	2,520	—	(76)	2,444
Equity securities	711	46	(51)	706
Total	$166,258	$376	$(3,583)	$163,051

 Proceeds from sales of investment securities available for sale and gross gains and losses are summarized below as of the dates presented (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Proceeds from sale	$8,724	$4,978	$19,049	$8,418
Gross gains	$141	$144	$248	$224
Gross losses	$(32)	$—	$(33)	$—

The amortized cost and approximate fair value of investment securities classified as held to maturity are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Obligations of state and political subdivisions	$12,763	$12	$(7)	$12,768
Residential mortgage-backed securities	6,697	7	(54)	6,650
Total	$19,460	$19	$(61)	$19,418

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Obligations of state and political subdivisions	$12,976	$2	$(429)	$12,549
Residential mortgage-backed securities	7,115	8	(60)	7,063
Total	$20,091	$10	$(489)	$19,612

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of June 30, 2017 or December 31, 2016.
The aggregate fair values and aggregate unrealized losses on securities whose fair values are below book values are summarized in the tables below. Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. Due to the nature of the investment and current market prices, these unrealized losses are considered a temporary impairment of the securities.
The number of securities available for sale, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
Obligations of other U.S. government agencies and corporations	59	$34,362	$(368)	$435	$—	$34,797	$(368)
Obligations of state and political subdivisions	15	13,797	(120)	8,352	(313)	22,149	(433)
Corporate bonds	23	1,934	(66)	7,402	(270)	9,336	(336)
Residential mortgage-backed securities	109	59,174	(657)	2,890	(17)	62,064	(674)
Commercial mortgage-backed securities	3	1,436	(41)	—	—	1,436	(41)
Equity securities	2	208	(14)	480	(26)	688	(40)
Total	211	$110,911	$(1,266)	$19,559	$(626)	$130,470	$(1,892)

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Obligations of other U.S. government agencies and corporations	45	$22,819	$(382)	$448	$(5)	$23,267	$(387)
Obligations of state and political subdivisions	33	25,764	(1,791)	—	—	25,764	(1,791)
Corporate bonds	27	3,724	(132)	6,929	(246)	10,653	(378)
Residential mortgage-backed securities	110	60,433	(883)	1,778	(17)	62,211	(900)
Commercial mortgage-backed securities	4	2,444	(76)	—	—	2,444	(76)
Equity securities	3	50	(4)	492	(47)	542	(51)
Total	222	$115,234	$(3,268)	$9,647	$(315)	$124,881	$(3,583)

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The number of securities held to maturity, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
Obligations of state and political subdivisions	1	$6,231	$(7)	$—	$—	$6,231	$(7)
Residential mortgage-backed securities	6	4,442	(54)	—	—	4,442	(54)
Total	7	$10,673	$(61)	$—	$—	$10,673	$(61)

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Obligations of state and political subdivisions	5	$9,597	$(429)	$—	$—	$9,597	$(429)
Residential mortgage-backed securities	6	4,677	(60)	—	—	4,677	(60)
Total	11	$14,274	$(489)	$—	$—	$14,274	$(489)

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and the Company does not intend to sell the securities. Furthermore, it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017 or December 31, 2016.
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

	Securities Available for Sale			Securities Held to Maturity
	Weighted Average T.E. Yield	Amortized Cost	Fair Value	Weighted Average T.E. Yield	Amortized Cost	Fair Value
June 30, 2017
Due within one year	2.19%	$922	$919	7.17%	$685	$686
Due after one year through five years	2.31	10,410	10,405	7.17	3,095	3,101
Due after five years through ten years	2.84	25,448	25,118	7.17	2,745	2,750
Due after ten years	2.49	147,508	146,337	3.52	12,935	12,881
Total debt securities		$184,288	$182,779		$19,460	$19,418

	Securities Available for Sale			Securities Held to Maturity
	Weighted Average T.E. Yield	Amortized Cost	Fair Value	Weighted Average T.E. Yield	Amortized Cost	Fair Value
December 31, 2016
Due within one year	1.61%	$1,753	$1,750	7.17%	$685	$686
Due after one year through five years	2.27	10,509	10,476	7.17	3,095	3,089
Due after five years through ten years	2.77	27,173	26,771	7.17	2,745	2,637
Due after ten years	2.51	126,112	123,348	3.52	13,566	13,200
Total debt securities		$165,547	$162,345		$20,091	$19,612

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS
The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	June 30, 2017	December 31, 2016
Construction and development	$109,627	$90,737
1-4 Family	177,979	177,205
Multifamily	46,109	42,759
Farmland	8,006	8,207
Commercial real estate	408,523	380,716
Total mortgage loans on real estate	750,244	699,624
Commercial and industrial	98,837	85,377
Consumer	83,879	108,425
Total loans	$932,960	$893,426

The table below provides an analysis of the aging of loans as of the dates presented (dollars in thousands).

	June 30, 2017
	Past Due and Accruing
	30-59 days	60-89 days	90 or more days	Nonaccrual	Total Past Due & Nonaccrual	Current	Total Loans
Construction and development	$—	$—	$—	$30	$30	$109,597	$109,627
1-4 Family	50	112	—	46	208	177,771	177,979
Multifamily	—	—	—	—	—	46,109	46,109
Farmland	—	—	—	—	—	8,006	8,006
Commercial real estate	29	—	—	—	29	408,494	408,523
Total mortgage loans on real estate	79	112	—	76	267	749,977	750,244
Commercial and industrial	49	—	—	26	75	98,762	98,837
Consumer	311	142	1	1,063	1,517	82,362	83,879
Total loans	$439	$254	$1	$1,165	$1,859	$931,101	$932,960

	December 31, 2016
	Past Due and Accruing
	30-59 days	60-89 days	90 or more days	Nonaccrual	Total Past Due & Nonaccrual	Current	Total Loans
Construction and development	$48	$—	$—	$480	$528	$90,209	$90,737
1-4 Family	427	—	—	47	474	176,731	177,205
Multifamily	—	—	—	—	—	42,759	42,759
Farmland	—	—	—	—	—	8,207	8,207
Commercial real estate	—	—	—	—	—	380,716	380,716
Total mortgage loans on real estate	475	—	—	527	1,002	698,622	699,624
Commercial and industrial	30	—	—	443	473	84,904	85,377
Consumer	378	149	1	1,008	1,536	106,889	108,425
Total loans	$883	$149	$1	$1,978	$3,011	$890,415	$893,426

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
The table below presents the Company’s loan portfolio by category and credit quality indicator as of the dates presented (dollars in thousands).

	June 30, 2017
	Pass	Special Mention	Substandard	Total
Construction and development	$109,578	$—	$49	$109,627
1-4 Family	177,888	—	91	177,979
Multifamily	45,259	—	850	46,109
Farmland	8,006	—	—	8,006
Commercial real estate	407,956	—	567	408,523
Total mortgage loans on real estate	748,687	—	1,557	750,244
Commercial and industrial	96,358	—	2,479	98,837
Consumer	82,420	396	1,063	83,879
Total loans	$927,465	$396	$5,099	$932,960

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

The Company had no loans that were classified as doubtful or loss as of June 30, 2017 or December 31, 2016.
Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $223.5 million and $274.9 million as of June 30, 2017 and December 31, 2016, respectively. The unpaid principal balance of these loans was approximately $274.0 million and $319.6 million as of June 30, 2017 and December 31, 2016, respectively.
In the ordinary course of business, the Company makes loans to its executive officers, principal stockholders, directors and to companies in which these individuals are principal owners. Loans outstanding to such related party borrowers (including companies in which they are principal owners) amounted to approximately $27.1 million and $20.0 million as of June 30, 2017 and December 31, 2016, respectively. These loans are all current and performing according to the original terms. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company or the Bank and did not involve more than normal risk of collectability or present other unfavorable features.
The table below shows the aggregate amount of loans to such related parties as of the dates presented (dollars in thousands).

	June 30, 2017	December 31, 2016
Balance, beginning of period	$19,957	$17,992
New loans	9,252	5,058
Repayments and changes in relationship	(2,135)	(3,093)
Balance, end of period	$27,074	$19,957

Loans Acquired with Deteriorated Credit Quality
The Company elected to account for certain loans acquired as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments.

The table below shows the changes in the accretable yield on acquired impaired loans for the periods presented (dollars in thousands).

Acquired Impaired

Balance, period ended December 31, 2015	$395
Net transfers from (to) nonaccretable difference to (from) accretable yield	1
Accretion to interest income	(121)
Balance, period ended December 31, 2016	$275
Loan disposals	(250)
Accretion to interest income	(25)
Balance, period ended June 30, 2017	$—

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. ALLOWANCE FOR LOAN LOSSES
The table below shows a summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016 (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$7,243	$6,463	$7,051	$6,128
Provision for loan losses	375	800	725	1,254
Loans charged off	(314)	(180)	(480)	(336)
Recoveries	16	8	24	45
Balance, end of period	$7,320	$7,091	$7,320	$7,091

The following tables outline the activity in the allowance for loan losses by collateral type for the three and six months ended June 30, 2017 and 2016, and show both the allowances and portfolio balances for loans individually and collectively evaluated for impairment as of June 30, 2017 and 2016 (dollars in thousands).

	Three months ended June 30, 2017
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$694	$54	$1,237	$374	$2,908	$744	$1,232	$7,243
Provision	101	—	38	(13)	128	132	(11)	375
Charge-offs	—	—	—	—	—	(193)	(121)	(314)
Recoveries	11	—	1	—	—	—	4	16
Ending balance	$806	$54	$1,276	$361	$3,036	$683	$1,104	$7,320

	Three months ended June 30, 2016
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$729	$46	$1,257	$279	$2,292	$550	$1,310	$6,463
Provision	54	15	22	31	138	478	62	800
Charge-offs	(7)	—	—	—	—	—	(173)	(180)
Recoveries	3	—	1	—	—	—	4	8
Ending balance	$779	$61	$1,280	$310	$2,430	$1,028	$1,203	$7,091

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended June 30, 2017
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$579	$60	$1,377	$355	$2,499	$759	$1,422	$7,051
Provision	213	(6)	(103)	6	537	117	(39)	725
Charge-offs	—	—	—	—	—	(193)	(287)	(480)
Recoveries	14	—	2	—	—	—	8	24
Ending balance	$806	$54	$1,276	$361	$3,036	$683	$1,104	$7,320
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	—	297	297
Ending allowance balance for loans collectively evaluated for impairment	$806	$54	$1,276	$361	$3,036	$683	$807	$7,023
Ending allowance balance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Loans receivable:
Balance of loans individually evaluated for impairment	$189	$—	$1,651	$—	$595	$26	$1,063	$3,524
Balance of loans collectively evaluated for impairment	109,438	8,006	176,328	46,109	407,928	98,811	82,816	929,436
Total period-end balance	$109,627	$8,006	$177,979	$46,109	$408,523	$98,837	$83,879	$932,960
Balance of loans acquired with deteriorated credit quality	$207	$—	$483	$1,035	$—	$—	$—	$1,725

	Six months ended June 30, 2016
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$644	$22	$1,213	$246	$2,156	$513	$1,334	$6,128
Provision	143	39	66	64	273	495	174	1,254
Charge-offs	(14)	—	(7)	—	—	—	(315)	(336)
Recoveries	6	—	8	—	1	20	10	45
Ending balance	$779	$61	$1,280	$310	$2,430	$1,028	$1,203	$7,091
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	500	238	738
Ending allowance balance for loans collectively evaluated for impairment	$779	$61	$1,280	$310	$2,430	$528	$965	$6,353
Ending allowance balance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Loans receivable:
Balance of loans individually evaluated for impairment	$1,207	$—	$2,146	$—	$890	$2,775	$938	$7,956
Balance of loans collectively evaluated for impairment	99,873	8,343	164,632	37,300	331,416	72,328	95,622	809,514
Total period-end balance	$101,080	$8,343	$166,778	$37,300	$332,306	$75,103	$96,560	$817,470
Balance of loans acquired with deteriorated credit quality	$682	$—	$804	$1,043	$—	$—	$36	$2,565

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

	June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$189	$207	$—
1-4 Family	1,651	1,680	—
Commercial real estate	595	610	—
Total mortgage loans on real estate	2,435	2,497	—
Commercial and industrial	26	26	—
Consumer	145	162	—
Total	2,606	2,685	—

With related allowance recorded:
Consumer	918	948	297
Total	918	948	297

Total loans:
Construction and development	189	207	—
1-4 Family	1,651	1,680	—
Commercial real estate	595	610	—
Total mortgage loans on real estate	2,435	2,497	—
Commercial and industrial	26	26	—
Consumer	1,063	1,110	297
Total	$3,524	$3,633	$297

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

	Three months ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$339	$1	$1,209	$67
1-4 Family	1,655	26	2,037	26
Commercial real estate	599	25	712	2
Total mortgage loans on real estate	2,593	52	3,958	95
Commercial and industrial	26	—	1,294	—
Consumer	234	—	246	5
Total	2,853	52	5,498	100

With related allowance recorded:
Commercial and industrial	—	—	662	—
Consumer	891	—	626	2
Total	891	—	1,288	2

Total loans:
Construction and development	339	1	1,209	67
1-4 Family	1,655	26	2,037	26
Commercial real estate	599	25	712	2
Total mortgage loans on real estate	2,593	52	3,958	95
Commercial and industrial	26	—	1,956	—
Consumer	1,125	—	872	7
Total	$3,744	$52	$6,786	$102

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$490	$6	$1,217	$77
1-4 Family	1,661	43	1,870	43
Commercial real estate	603	27	669	3
Total mortgage loans on real estate	2,754	76	3,756	123
Commercial and industrial	234	—	654	—
Consumer	300	1	330	7
Total	3,288	77	4,740	130

With related allowance recorded:
Commercial and industrial	—	—	331	—
Consumer	837	1	494	5
Total	837	1	825	5

Total loans:
Construction and development	490	6	1,217	77
1-4 Family	1,661	43	1,870	43
Commercial real estate	603	27	669	3
Total mortgage loans on real estate	2,754	76	3,756	123
Commercial and industrial	234	—	985	—
Consumer	1,137	2	824	12
Total	$4,125	$78	$5,565	$135

Troubled Debt Restructurings
In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower that the Company would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”). The Company strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before such loans reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases in which the Company grants the borrower new terms that provide for a reduction of either interest or principal, or otherwise include a concession, the Company identifies the loan as a TDR and measures any impairment on the restructuring as previously noted for impaired loans.
Loans classified as TDRs, consisting of eighteen credits, totaled approximately $2.4 million at both June 30, 2017 and December 31, 2016. Eight of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, nine of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to modification of terms through principal payment forbearance, paying interest only for a specified period of time. As of June 30, 2017 and December 31, 2016, all restructured loans were performing under their modified terms. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.
At June 30, 2017 and December 31, 2016, there were no available balances on loans classified as TDRs that the Company was committed to lend.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents the TDR pre- and post-modification outstanding recorded investments by loan categories for loans modified during the six month periods ended June 30, 2017 and 2016 (dollars in thousands).

	June 30, 2017			June 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
1-4 Family	—	$—	$—	11	$789	$789
Total		$—	$—		$789	$789

There were no loans modified under TDRs during the previous twelve month period that subsequently defaulted during the three months ended June 30, 2017 and 2016.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. SUBORDINATED DEBT SECURITIES
On March 24, 2017, the Company issued and sold $18.6 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) due March 30, 2027. Beginning on March 30, 2022, the Company may redeem the Notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The Notes bear an interest rate of 6.00% per annum until March 30, 2022, on which date the interest rate will reset quarterly to an annual interest rate equal to the then-current LIBOR plus 394.5 basis points.
The carrying value of subordinated debt was $18.1 million at June 30, 2017. The subordinated debt securities were recorded net of issuance costs of $0.5 million. The issuance costs are being amortized using the straight-line method over the life of the Notes.

NOTE 7. STOCKHOLDERS’ EQUITY
On March 22, 2017, the Company completed a common stock offering of 1.6 million shares of its common stock at a price of $21.25 per share. The common stock offering generated net proceeds of $32.5 million. Total stockholders’ equity was $150.8 million at June 30, 2017, compared to $112.8 million at December 31, 2016.

NOTE 8. STOCK-BASED COMPENSATION
Equity Incentive Plan. The Company previously granted equity awards to its employees and non-employee directors under its 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”). Effective May 24, 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Compensation Plan (the “Plan”) and ceased using the 2014 Plan. The Plan authorizes the grant of various types of equity grants and awards, such as restricted stock, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. The Plan has reserved 600,000 shares of common stock for grant, award or issuance to eligible participants, including shares underlying granted options. The Plan is administered by the Compensation Committee of the Company’s Board of Directors, which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, grants and awards will be made. The Compensation Committee, in its discretion, may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee may approve the terms of grants and awards to the Company’s executive officers and directors.
Stock Options
The Company uses a Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. Stock option expense in the accompanying consolidated statements of income for the three and six months ended June 30, 2017 was $57,000 and $108,000, respectively, and $49,000 and $92,000 for the three and six months ended June 30, 2016.
The assumptions presented below were used for the options granted during the six months ended June 30, 2017.

Expected dividends	0.22%
Expected volatility	20.46%
Risk-free interest rate	2.19%
Expected term (in years)	7.0
Weighted-average grant date fair value	$5.39

At June 30, 2017, there was $0.8 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 3.2 years.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes stock option activity for the periods presented.

	Six months ended June 30,
	2017		2016
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	319,364	$14.37	278,352	$14.37
Granted	36,177	20.25	46,512	14.28
Forfeited	(5,334)	14.00	—	—
Exercised	(15,041)	13.45	(1,083)	14.00
Outstanding at end of period	335,166	$15.05	323,781	$14.36
Exercisable at end of period	95,177	$14.50	59,134	$14.23

At June 30, 2017, the shares underlying outstanding stock options and exercisable stock options had aggregate intrinsic values of $2.6 million and $0.8 million, respectively.
Time Vested Restricted Stock Awards
During the six months ended June 30, 2017 and 2016, the Company issued shares of time vested restricted stock with vesting terms ranging from two to five years. The total share-based compensation expense to be recognized for these awards is determined based on the market price of the Company’s common stock at the grant date applied to the total number of shares awarded and is amortized over the vesting period.
The table below summarizes the time vested restricted stock award activity for the periods presented.

	Six months ended June 30,
	2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of period	93,366	$14.75	60,592	$14.85
Granted	52,966	20.10	54,837	14.67
Forfeited	(7,836)	16.15	(1,157)	16.32
Earned and issued	(18,422)	15.11	(6,991)	15.68
Balance at end of period	120,074	$16.96	107,281	$14.70

At June 30, 2017, there was $1.1 million of unrecognized compensation cost related to time vested restricted stock awards that is expected to be recognized over a weighted average period of 3.4 years.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS
The Company currently holds interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 3.1 years. The total notional amount of the derivative contracts is $50.0 million.
For the three and six months ended June 30, 2017, a loss of $43,000 and a gain of $77,000, respectively, have been recognized in “Other comprehensive income (loss)” in the accompanying consolidated statements of comprehensive income for the change in fair value of the interest rate swaps compared to losses of $0.2 million and $0.7 million, respectively, recognized for the three and six months ended June 30, 2016. The swap contracts had a fair value of $0.1 million as of June 30, 2017 and have been recorded in “Other assets” in the accompanying consolidated balance sheet. The accumulated gain of $0.1 million included in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheet would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contracts.

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
Level 3 – Valuation is based upon unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Short-Term Borrowings – The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.  The Company classifies these borrowings in level 2 of the fair value hierarchy.
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

	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Assets:
Obligations of other U.S. government agencies	$50,205	$—	$50,205	$—
Obligations of state and political subdivisions	26,183	—	7,270	18,913
Corporate bonds	14,983	—	13,663	1,320
Residential mortgage-backed securities	88,949	—	88,949	—
Commercial mortgage-backed securities	2,459	—	2,459	—
Equity securities	805	805	—	—
Derivative financial instruments	127	—	127	—
Total assets	$183,711	$805	$162,673	$20,233

December 31, 2016
Assets:
Obligations of other U.S. government agencies	$29,490	$—	$29,490	$—
Obligations of state and political subdivisions	27,855	—	10,199	17,656
Corporate bonds	14,968	—	14,344	624
Residential mortgage-backed securities	87,588	—	87,588	—
Commercial mortgage-backed securities	2,444	—	2,444	—
Equity securities	706	706	—	—
Derivative financial instruments	8	—	8	—
Total assets	$163,059	$706	$144,073	$18,280

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, for the three months ended June 30, 2017 and June 30, 2016 (dollars in thousands).

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2016	$17,656	$624	$18,280
Realized gains (losses) included in net income	—	—	—
Unrealized gains (losses) included in other comprehensive income	1,257	(4)	1,253
Purchases	—	700	700
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at June 30, 2017	$18,913	$1,320	$20,233

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2015	$10,395	$1,136	$11,531
Realized gains (losses) included in net income	—	—	—
Unrealized gains (losses) included in other comprehensive income	562	(33)	529
Purchases	8,665	—	8,665
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(485)	(485)
Balance at June 30, 2016	$19,622	$618	$20,240
Fair Value of Assets Measured on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
June 30, 2017
Impaired loans	$267	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	27%
December 31, 2016
Impaired loans	$801	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	1% - 100%	32%

There were no liabilities measured on a nonrecurring basis at June 30, 2017 or December 31, 2016.

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	June 30, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$34,958	$34,958	$34,958	$—	$—
Federal funds sold	3	3	3	—	—
Investment securities	203,044	203,002	805	169,196	33,001
Other equity securities	7,025	7,025	—	7,025	—
Loans, net of allowance	925,640	925,460	—	—	925,460
Derivative financial instruments	127	127	—	127	—

Financial liabilities:
Deposits, noninterest-bearing	$130,625	$130,625	$—	$130,625	$—
Deposits, interest-bearing	764,200	746,231	—	—	746,231
FHLB short-term advances and repurchase agreements	127,930	127,930	—	127,930	—
FHLB long-term advances	18,100	17,977	—	—	17,977
Junior subordinated debt	3,609	2,848	—	—	2,848
Subordinated debt	18,600	18,832	—	18,832	—

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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. INCOME TAXES
The expense for income taxes and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Income tax expense	$877	$1,005	$1,724	$2,011
Effective tax rate	31.3%	33.4%	31.3%	33.5%

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
The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	June 30, 2017	December 31, 2016
Commitments to extend credit
Loan commitments	$119,913	$142,891
Standby letters of credit	485	1,008
Additionally, at June 30, 2017, the Company had unfunded commitments of $0.3 million for its investment in Small Business Investment Company qualified funds

During the first quarter of 2017, the Company announced that it has entered into a definitive agreement to acquire Citizens Bancshares, Inc. (“Citizens”) and its wholly-owned subsidiary, Citizens Bank, in Ville Platte, Louisiana, which has three branches in Evangeline Parish. The acquisition transactions were completed on July 1, 2017. The Company’s acquisition of Citizens, which is the first acquisition since the completion of its initial public offering, expands its branch footprint in Louisiana. Consequently, the Company recognized approximately $80,000 and $225,000 of expenses related to the acquisition for the three and six months ended June 30, 2017, respectively, which is included in noninterest expense on the consolidated statements of income.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. SUBSEQUENT EVENTS

On July 1, 2017, the Company completed the acquisition of Citizens, and its wholly-owned subsidiary, Citizens Bank, located in Evangeline Parish, further expanding its footprint in Louisiana. The Company paid an aggregate amount of cash consideration equal to $45.8 million, or approximately $419.20 in exchange for each share of Citizens common stock that was outstanding immediately prior to the effective time of the acquisition. At June 30, 2017, Citizens had approximately $250 million in assets, $130 million in net loans, $212 million in deposits and $36 million in stockholders’ equity, and served the residents of Evangeline Parish through its three branch locations.

On August 4, 2017, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with BOJ Bancshares, Inc. (“BOJ”), the parent company for The Highlands Bank, Jackson, Louisiana, and Investar Interim Corporation, a Louisiana corporation and wholly-owned subsidiary of Investar Bank (“Merger Subsidiary”). The Merger Agreement provides for the merger of BOJ with and into the Merger Subsidiary, with the Merger Subsidiary as the surviving corporation, followed by the merger of the Merger Subsidiary with and into Investar Bank, with Investar Bank as the surviving corporation. Promptly following the holding company mergers, The Highlands Bank will merge with and into Investar Bank.

The Merger Agreement provides for consideration to be paid to the shareholders of BOJ in the form of cash and shares of the Company’s common stock. Shareholders of BOJ will be entitled to receive an aggregate amount of cash consideration equal to $3.95 million, subject to certain adjustments. Shareholders of BOJ will also be entitled to receive an aggregate of 799,559 shares of the Company’s common stock, subject to adjustment based upon fluctuations in the Company’s average closing price for the ten consecutive trading days prior to the closing date. The transaction is valued at approximately $22.1 million based upon the closing price of the Company’s common stock of $22.65 on August 4, 2017. The value of the merger consideration will fluctuate upon changes in the Company’s stock price, and is subject to potential adjustments more fully described in the Merger Agreement. It is expected that shareholders of BOJ will own approximately 9% of the combined company following the acquisition.

At June 30, 2017, BOJ had approximately $150 million in assets, $104 million in net loans, $123 million in deposits and $17 million in stockholders’ equity. Highlands Bank offers a full range of banking products and services to the residents of East Feliciana, West Feliciana, and East Baton Rouge Parishes through its five branch locations.

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
Overview
Through our wholly-owned subsidiary Investar Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses in our primary areas of operation in South Louisiana: Baton Rouge, New Orleans, Lafayette, Hammond and their surrounding metropolitan areas. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. Our strategy includes organic growth through high quality loans, and growth through acquisitions. During the quarter ended June 30, 2017, we opened two de novo branches - one in the Baton Rouge market and one in the New Orleans market. We also completed the acquisition of Citizens Bancshares, Inc. (“Citizens”), and its wholly-owned subsidiary, Citizens Bank, located in Evangeline Parish, on July 1, 2017, further expanding our footprint in Louisiana. We currently operate 15 full service branches, including three branches acquired from Citizens. We continue to focus on growing our deposit base in our markets. We have completed three acquisitions since 2011 and regularly evaluate acquisition opportunities.
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

During the first quarter of 2017, we completed both a common stock offering and a subordinated debt issuance. The common stock offering generated net proceeds of $32.5 million through the issuance of 1.6 million common shares at a price of $21.25 per share. We intend to use the net proceeds from the common stock offering for general corporate purposes and potential strategic acquisitions. We also issued and sold $18.6 million in fixed-to-floating rate subordinated notes due in 2027. We used the net proceeds from the debt issuance to fund a portion of the acquisition of Citizens.
Discussion and Analysis of Financial Condition
For the six months ended June 30, 2017, net income was $3.8 million, or $0.48 per basic share and $0.47 per diluted share, compared to net income of $4.0 million, or $0.56 per basic share and $0.55 per diluted share, for the six months ended June 30, 2016. For the six months ended June 30, 2017, our net interest margin was 3.28%, return on average assets was 0.65%, and return on average equity was 5.71%. From December 31, 2016 to June 30, 2017, total loans increased $39.5 million, or 4.4%, and total deposits decreased $13.0 million, or 1.4%. As of June 30, 2017, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations.
Loans
General. Loans constitute our most significant asset, comprising 76.1% and 77.1% of our total assets at June 30, 2017 and December 31, 2016, respectively. Total loans increased $39.5 million, or 4.4%, to $932.9 million at June 30, 2017 compared to $893.4 million at December 31, 2016 as a result of organic growth in our business. Excluding indirect auto loans, total loans increased $60.7 million, or 7.6%, to $862.1 million at June 30, 2017 compared to $801.4 million at December 31, 2016. This represents an annualized growth rate of 15.2%.

The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands).

	June 30, 2017		December 31, 2016
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Construction and development	$109,627	11.8%	$90,737	10.2%
1-4 Family	177,979	19.1	177,205	19.8
Multifamily	46,109	4.9	42,759	4.8
Farmland	8,006	0.9	8,207	0.9
Commercial real estate
Owner-occupied	185,226	19.8	180,458	20.2
Nonowner-occupied	223,297	23.9	200,258	22.4
Total mortgage loans on real estate	750,244	80.4	699,624	78.3
Commercial and industrial	98,837	10.6	85,377	9.6
Consumer	83,879	9.0	108,425	12.1
Total loans	$932,960	100.0%	$893,426	100.0%
The following table sets forth loans outstanding at June 30, 2017, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less.

(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$90,081	$10,074	$7,621	$1,359	$492	$109,627
1-4 Family	24,653	45,139	39,026	26,908	42,253	177,979
Multifamily	2,241	26,884	15,310	113	1,561	46,109
Farmland	3,324	16	2,782	1,884	—	8,006
Commercial real estate
Owner-occupied	11,678	54,397	74,911	34,485	9,755	185,226
Nonowner-occupied	30,176	87,748	87,421	17,952	—	223,297
Total mortgage loans on real estate	162,153	224,258	227,071	82,701	54,061	750,244
Commercial and industrial	46,557	37,170	14,484	—	626	98,837
Consumer	1,729	70,550	11,106	366	128	83,879
Total loans	$210,439	$331,978	$252,661	$83,067	$54,815	$932,960
Loans Held for Sale. There were no loans held for sale at June 30, 2017 and December 31, 2016. Since the Bank discontinued accepting indirect auto loan applications at the end of 2015, which was the primary source of its consumer loan portfolio and loans held for sale, the consumer loan portfolio is expected to decrease over time, and loans are no longer held for sale. There were no gains on the sale of consumer loans recognized for the six months ended June 30, 2017, compared to $0.3 million for the six months ended June 30, 2016.
Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2017 and December 31, 2016, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.
We continue to monitor our loan portfolio for exposure to potential negative impacts of low oil and gas prices. We consider our direct exposure to the energy sector not to be significant, at less than one percent of the total loan portfolio at June 30, 2017. Despite the prolonged suppressed prices of oil and gas, we have not experienced increased losses in our portfolio as a result. However, management continues to monitor the general economic conditions in our South Louisiana markets to consider how they may negatively affect our borrowers and their ability to service their debt.

Investment Securities
We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 16.6% of our total assets and totaled $203.0 million at June 30, 2017, an increase of $19.9 million, or 10.9%, from $183.1 million at December 31, 2016. The increase in investment securities at June 30, 2017 compared to December 31, 2016 primarily resulted from purchases of obligations of other U.S. government agencies and corporations.
The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	June 30, 2017		December 31, 2016
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. government agencies and corporations	$50,205	24.7%	$29,490	16.1%
Obligations of state and political subdivisions	38,946	19.2	40,831	22.3
Corporate bonds	14,983	7.4	14,968	8.2
Residential mortgage-backed securities	95,646	47.1	94,703	51.7
Commercial mortgage-backed securities	2,459	1.2	2,444	1.3
Equity securities	805	0.4	706	0.4
Total	$203,044	100.0%	$183,142	100.0%
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
The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio as of June 30, 2017 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of states and political subdivisions	$685	7.17%	$3,095	7.17%	$2,745	7.17%	$6,238	4.38%
Residential mortgage-backed securities	—	—	—	—	—	—	6,697	2.72
Available for sale:
Obligations of other U.S. government agencies and corporations	—	—	1,327	2.61	7,742	2.30	41,408	2.45
Obligations of states and political subdivisions	22	3.26	4,324	2.02	2,952	3.02	19,298	4.12
Corporate bonds	900	2.17	4,759	2.50	9,355	3.63	250	4.00
Residential mortgage-backed securities	—	—	—	—	2,905	2.16	86,552	2.14
Commercial mortgage-backed securities	—	—	—	—	2,494	2.10	—	—
	$1,607		$13,505		$28,193		$160,443
The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 35%.

Deposits
The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at June 30, 2017 and December 31, 2016 (dollars in thousands).

	June 30, 2017		December 31, 2016
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$130,625	14.6%	$108,404	11.9%
NOW accounts	171,244	19.1	171,556	18.9
Money market deposit accounts	143,957	16.1	123,079	13.6
Savings accounts	50,945	5.7	52,860	5.8
Time deposits	398,054	44.5	451,888	49.8
Total deposits	$894,825	100.0%	$907,787	100.0%
Total deposits were $894.8 million at June 30, 2017, a decrease of $13.0 million, or 1.4%, compared to December 31, 2016. The decrease in total deposits was driven by a decrease in time deposits of $53.8 million, or 11.9%, which was offset by increases of $22.2 million, or 20.5%, and $20.9 million, or 17.0%, in noninterest-bearing demand deposits and money market deposit accounts, respectively. In an effort to begin reducing its cost of funds and its dependency on certificates of deposit, during the third quarter of 2016, the Company began lowering its rates on time deposits, particularly Qwikrate® deposits, which are primarily deposits of other financial institutions. As a result of this strategy, as the Qwikrate® deposits have matured, many have not renewed with the Bank, which is the primary driver for the decrease in time deposits.
The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at June 30, 2017 and December 31, 2016 (dollars in thousands).

	June 30, 2017		December 31, 2016
	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Time remaining until maturity:
Three months or less	$32,908	$664	$59,639	$100
Over three months through six months	20,857	491	25,695	358
Over six months through twelve months	59,990	1,514	20,327	660
Over one year through three years	41,169	960	65,865	1,388
Over three years	6,610	369	8,684	297
	$161,534	$3,998	$180,210	$2,803
Borrowings
Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bank (“FNBB”) and The Independent Bankers Bank (“TIB”), junior subordinated debentures, and a secured revolving line of credit with TIB. In addition, in connection with its definitive agreement to acquire Citizens, on March 24, 2017, the Company issued and sold $18.6 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes (“Notes”) due March 30, 2027. Beginning on March 30, 2022, the Company may redeem the Notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The Notes bear an interest rate of 6.00% per annum until March 30, 2022, on which date the interest rate will reset quarterly to an annual interest rate equal to the then-current LIBOR plus 394.5 basis points. The Company used the net proceeds of the Notes sale to fund a portion of its acquisition of Citizens, which closed on July 1, 2017.

Securities sold under agreements to repurchase decreased $2.3 million to $36.7 million at June 30, 2017 from $39.1 million at December 31, 2016. Our advances from the FHLB were $109.3 million at June 30, 2017, an increase of $26.5 million, or 32.0%, from FHLB advances of $82.8 million at December 31, 2016. We had no outstanding balance drawn on an unsecured line of credit at June 30, 2017 or December 31, 2016. There was no outstanding balance on the secured revolving line of credit with TIB at June 30, 2017 compared to $1.0 million at December 31, 2016. The $3.6 million in junior subordinated debt at June 30, 2017 and December 31, 2016 represents the junior subordinated debentures that we assumed through acquisition. The carrying value of subordinated debt was $18.1 million at June 30, 2017. The subordinated debt securities were recorded net of issuance costs of $0.5 million.
The average balances and cost of funds of short-term borrowings for the six months ended June 30, 2017 and 2016 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Federal funds purchased and other short-term borrowings	$92,432	$88,118	1.28%	1.01%
Securities sold under agreements to repurchase	37,000	29,938	0.24	0.20
Total short-term borrowings	$129,432	$118,056	0.99%	0.80%
Results of Operations
Performance Summary
Three months ended June 30, 2017 vs. three months ended June 30, 2016. For the three months ended June 30, 2017, net income was $1.9 million, or $0.22 per basic and diluted share, compared to net income of $2.0 million, or $0.28 per basic and diluted share for the three months ended June 30, 2016. Return on average assets decreased to 0.64% for the three months ended June 30, 2017 compared to 0.74% for the three months ended June 30, 2016, primarily due to a $112.3 million increase in average assets for the quarter ended June 30, 2017 and the benefit of having a gain on sale of fixed assets of $1.3 million in the quarter ended June 30, 2016 from the sale of the land and building of one of our branch locations. Return on average equity was 5.15% for the three months ended June 30, 2017 compared to 7.18% for the three months ended June 30, 2016, primarily due to a $37.7 million increase in average equity, which resulted from a public offering of common stock in the first quarter of 2017, generating net proceeds of $32.5 million.
Six months ended June 30, 2017 vs. Six months ended June 30, 2016. For the six months ended June 30, 2017, net income was $3.8 million, or $0.48 per basic share and $0.47 per diluted share, compared to net income of $4.0 million, or $0.56 per basic share and $0.55 diluted share for the six months ended June 30, 2016. The decrease in basic and diluted earnings per share is mainly attributable to the increase in the weighted average number of common shares outstanding, which is primarily a result of the 1.6 million shares issued in a public offering at the end of the first quarter of 2017. Return on average assets decreased to 0.65% for the six months ended June 30, 2017 compared to 0.75% for the six months ended June 30, 2016. Return on average equity was 5.71% for the six months ended June 30, 2017 compared to 7.19% for the six months ended June 30, 2016.
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

Three months ended June 30, 2017 vs. three months ended June 30, 2016. Net interest income increased 7.4% to $9.3 million for the three months ended June 30, 2017 compared to $8.7 million for the same period in 2016. This increase is due primarily to the $61.8 million and $40.8 million increases in average loans and average investment securities, respectively, when compared to the same period in 2016, resulting in a $1.1 million increase in interest income, discussed in more detail below. Average interest-bearing deposits increased approximately $6.0 million and average short- and long-term borrowings increased $50.4 million for the three months ended June 30, 2017 when compared to the same period in 2016, resulting in a $0.5 million increase in interest expense, also discussed in more detail below. The increases in both average interest-earning assets and interest-bearing liabilities are a result of organic growth of the Company.

Interest income was $11.8 million for the three months ended June 30, 2017 compared to $10.7 million for the same period in 2016. Loan interest income made up substantially all of our interest income for the three months ended June 30, 2017 and 2016. Increases in interest income can be attributed to an increase in the volume of interest-earning assets. The overall yield on interest-earning assets was 4.18% for the three months ended June 30, 2017 and 2016. The loan portfolio yielded 4.63% for the three months ended June 30, 2017 compared to 4.60% for the three months ended June 30, 2016, while the yield on the investment portfolio was 2.47% for the three months ended June 30, 2017 compared to 2.32% for the three months ended June 30, 2016.
Interest expense was $2.5 million for the three months ended June 30, 2017, an increase of $0.4 million compared to interest expense of $2.1 million for the three months ended June 30, 2016, as a result of an increase of $0.1 million attributed to volume and $0.3 million attributed to the increase in the rate of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $56.4 million for the three months ended June 30, 2017 compared to the same period in 2016 mainly as a result of a $50.4 million increase in short- and long-term borrowings. The increase in short-term borrowings is attributable to our liquidity needs, while the increase in long-term borrowings is a result of the Company’s sale of its Notes, discussed in Borrowings above. The cost of interest-bearing liabilities increased 15 basis points to 1.10% for the three months ended June 30, 2017 compared to 0.95% for the same period in 2016, primarily as a result of an increase in the cost of short- and long-term borrowings.
Net interest margin was 3.28% for the three months ended June 30, 2017, a decrease of 10 basis points from 3.38% for the three months ended June 30, 2016. The decrease in net interest margin is attributable to the 15 basis point increase in the overall cost of funds.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended June 30, 2017 and 2016. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended June 30,
	2017			2016
	Average Balance	Interest Income/ Expense (1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$914,265	$10,559	4.63%	$852,475	$9,781	4.60%
Securities:
Taxable	165,689	1,013	2.45	129,126	732	2.27
Tax-exempt	29,375	186	2.54	25,105	159	2.54
Interest-earning balances with banks	28,423	86	1.21	21,654	47	0.87
Total interest-earning assets	1,137,752	11,844	4.18	1,028,360	10,719	4.18
Cash and due from banks	8,213			7,647
Intangible assets	3,217			3,258
Other assets	56,919			54,123
Allowance for loan losses	(7,223)			(6,784)
Total assets	$1,198,878			$1,086,604
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$291,902	$524	0.72%	$247,052	$393	0.64%
Savings deposits	51,474	83	0.65	52,728	88	0.67
Time deposits	402,271	1,220	1.22	439,898	1,282	1.17
Total interest-bearing deposits	745,647	1,827	0.98	739,678	1,763	0.96
Short-term borrowings	137,848	350	1.02	103,274	229	0.89
Long-term debt	39,285	365	3.73	23,434	69	1.18
Total interest-bearing liabilities	922,780	2,542	1.10	866,386	2,061	0.95
Noninterest-bearing deposits	116,714			95,537
Other liabilities	9,671			12,646
Stockholders’ equity	149,713			112,035
Total liabilities and stockholders’ equity	$1,198,878			$1,086,604
Net interest income/net interest margin		$9,302	3.28%		$8,658	3.38%

(1)
Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the three months ended June 30, 2017 compared to the same period in 2016 (dollars in thousands).

	Three months ended June 30, 2017 vs. three months ended June 30, 2016
	Volume	Rate	Net(1)
Interest income:
Loans	$709	$69	$778
Securities:
Taxable	207	74	281
Tax-exempt	27	—	27
Interest-earning balances with banks	15	24	39
Total interest-earning assets	958	167	1,125
Interest expense:
Interest-bearing demand deposits	71	60	131
Savings deposits	(2)	(3)	(5)
Time deposits	(110)	48	(62)
Short-term borrowings	77	44	121
Long-term debt	47	249	296
Total interest-bearing liabilities	83	398	481
Change in net interest income	$875	$(231)	$644

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
Six months ended June 30, 2017 vs. six months ended June 30, 2016. Net interest income increased 5.6% to $18.2 million for the six months ended June 30, 2017 from $17.2 million for the same period in 2016. This increase is primarily due to the $61.0 million and $43.0 million increases in average loans and average investment securities, respectively, when compared to the same period in 2016, resulting in a $1.8 million increase in interest income, discussed in more detail below. Average interest-bearing deposits and average short- and long-term borrowings increased approximately $53.6 million and $16.6 million, respectively, for the six months ended June 30, 2017 when compared to the same period in 2016, resulting in a $0.9 million increase in interest expense, also discussed in more detail below. The increases in both average interest-earning assets and interest-bearing liabilities are a result of organic growth of the Company.
Interest income was $22.9 million for the six months ended June 30, 2017, an increase of $1.8 million, or 8.7%, compared to $21.1 million for the same period in 2016. Loan interest income made up substantially all of our interest income for the six months ended June 30, 2017 and 2016. The increase in interest income was a direct result of continued growth of the Company’s loan and investment portfolios, with an increase in interest income of $1.9 million due to an increase in volume offset by a $0.1 million decrease related to a reduction in yield. The overall yield on interest-earning assets decreased 6 basis points to 4.14% for the six months ended June 30, 2017 compared to 4.20% for the same period in 2016. The loan portfolio yielded 4.59% for the six months ended June 30, 2017 and 2016. The yield on the investment portfolio was 2.39% for the six months ended June 30, 2017 compared to 2.42% for the six months ended June 30, 2016.
Interest expense was $4.8 million for the six months ended June 30, 2017, an increase of $0.9 million compared to interest expense of $3.9 million for the six months ended June 30, 2016, as a result of increases in both the volume and cost of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $70.2 million for the six months ended June 30, 2017 compared to the same period in 2016, resulting from our organic deposit growth, an increase in short-term borrowings to fund liquidity needs, and an increase in long-term borrowings from the issuance and sale of the Company’s Notes, discussed in Borrowings above. The cost of interest-bearing liabilities increased 12 basis points to 1.04% for the six months ended June 30, 2017 compared to 0.92% for the same period in 2016, primarily as a result of the cost of short- and long-term borrowings and an increase in rates offered to our customers for interest-bearing deposits.
Net interest margin was 3.28% for the six months ended June 30, 2017, down 14 basis points from 3.42% for the six months ended June 30, 2016. The decrease in net interest margin is attributable to the decrease in the overall yield on interest-earning assets and the increase in the cost of interest-bearing liabilities discussed above.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the six months ended June 30, 2017 and 2016. Averages presented in the table below are daily averages (dollars in thousands).

	Six months ended June 30,
	2017			2016
	Average Balance	Interest Income/ Expense (1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$903,466	$20,563	4.59%	$842,420	$19,266	4.59%
Securities:
Taxable	157,957	1,852	2.36	121,286	1,444	2.39
Tax-exempt	29,955	376	2.53	23,652	303	2.57
Interest-earning balances with banks	26,517	146	1.12	21,210	84	0.79
Total interest-earning assets	1,117,895	22,937	4.14	1,008,568	21,097	4.20
Cash and due from banks	8,379			7,435
Intangible assets	3,222			3,219
Other assets	56,058			53,123
Allowance for loan losses	(7,174)			(6,546)
Total assets	$1,178,380			$1,065,799
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$291,878	$1,011	0.70%	$243,448	$773	0.64%
Savings deposits	52,350	169	0.65	52,936	177	0.67
Time deposits	417,635	2,500	1.21	411,868	2,328	1.13
Total interest-bearing deposits	761,863	3,680	0.97	708,252	3,278	0.93
Short-term borrowings	129,432	633	0.99	118,056	473	0.80
Long-term debt	30,280	462	3.08	25,050	141	1.13
Total interest-bearing liabilities	921,575	4,775	1.04	851,358	3,892	0.92
Noninterest-bearing deposits	113,579			91,428
Other liabilities	9,532			11,559
Stockholders’ equity	133,694			111,454
Total liabilities and stockholders’ equity	$1,178,380			$1,065,799
Net interest income/net interest margin		$18,162	3.28%		$17,205	3.42%

(1)
Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the six months ended June 30, 2017 compared to the same period in 2016 (dollars in thousands).

	Six months ended June 30, 2017 vs. six months ended June 30, 2016
	Volume	Rate	Net(1)
Interest income:
Loans	$1,396	$(99)	$1,297
Securities:
Taxable	436	(28)	408
Tax-exempt	81	(8)	73
Interest-earning balances with banks	21	41	62
Total interest-earning assets	1,934	(94)	1,840
Interest expense:
Interest-bearing demand deposits	154	84	238
Savings deposits	(2)	(6)	(8)
Time deposits	33	139	172
Short-term borrowings	46	114	160
Long-term debt	29	292	321
Total interest-bearing liabilities	260	623	883
Change in net interest income	$1,674	$(717)	$957

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Noninterest Income
Noninterest income includes, among other things, fees generated from our deposit services, gain on sale of investment securities, fixed assets, other real estate owned, loans, servicing fees and fee income on serviced loans. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.
Three months ended June 30, 2017 vs. three months ended June 30, 2016. Total noninterest income decreased $1.5 million, or 64.5%, to $0.8 million for the three months ended June 30, 2017 compared to $2.3 million for the three months ended June 30, 2016. The decrease in noninterest income is mainly attributable to the $1.3 million decrease in the gain on sale of fixed assets. During the three months ended June 30, 2016, the Company recognized a $1.3 million gain on sale of fixed assets for the sale of the land and building of one of the Bank’s branch locations to a healthcare company.
Servicing fees and fee income on serviced loans, which are fees collected for servicing loans which have been sold and are held in our servicing portfolio, decreased $0.1 million, or 29.6%, to $0.4 million for the three months ended June 30, 2017 compared to $0.5 million for the same period in 2016. The Bank’s servicing portfolio primarily consists of indirect auto loans. As this portfolio of loans ages, and consequently decreases in principal value, the servicing fees and fee income on serviced loans earned will continue to decrease.
Six months ended June 30, 2017 vs. six months ended June 30, 2016. Total noninterest income decreased $1.8 million, or 52.4% to $1.7 million for the six months ended June 30, 2017 compared to $3.5 million for the six months ended June 30, 2016. The decrease in noninterest income is mainly attributable to the $1.2 million decrease in gain on sale of fixed assets when compared to the six months ended June 30, 2016, discussed above. There were also $0.3 million decreases in both gain on sale of loans and servicing fees and fee income on serviced loans when compared to the six months ended June 30, 2017.
Other operating income primarily consists of interchange fees, credit card fees, ATM surcharge income, and the net change in the value of bank owned life insurance, among other items. Other operating income was $0.5 million for the six months ended June 30, 2017 compared to $0.4 million for the same period in 2016.

Noninterest Expense
Three months ended June 30, 2017 vs. three months ended June 30, 2016. Total noninterest expense was $6.9 million for the three months ended June 30, 2017, a decrease of $0.2 million, or 2.5%, compared to the same period in 2016. The decrease is mainly attributable to a $0.6 million decrease in customer reimbursements, which were paid to certain borrowers in the second quarter of 2016, offset by $0.2 million increases in both salaries and employee benefits and other operating expenses. The increase in other operating expenses was driven by increases in bank shares taxes and expenses related to other real estate owned, as well as a write-down of repossessed equipment. The increase in salaries and employee benefits is mainly attributable to additional lenders hired at the end of the first quarter of 2017. In addition, the Company opened two de novo branch locations in June 2017 which required the hiring of additional employees.
Six months ended June 30, 2017 vs. six months ended June 30, 2016. Total noninterest expense was $13.6 million for the six months ended June 30, 2017, an increase of $0.1 million, or 0.9%, compared to the same period in 2016. Increases in salaries and benefits and other operating expenses were offset by decreases in professional fees, marketing, and $0.6 million in customer reimbursements paid to certain borrowers during the second quarter of 2016.
Although we are focused on growth, both organically and through acquisition, we are committed to managing our costs within the framework of our operating strategy.
Income Tax Expense
Income tax expense for the three months ended June 30, 2017 was $0.9 million, a decrease of $0.1 million, compared to the three months ended June 30, 2016. The effective tax rate for the three months ended June 30, 2017 and 2016 was 31.3% and 33.4%, respectively.
Income tax expense for the six months ended June 30, 2017 was $1.7 million, a decrease of $0.3 million compared to the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 and 2016 was 31.3% and 33.5%, respectively.
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

At June 30, 2017 and December 31, 2016, there were no loans classified as doubtful or loss, while there were $5.1 million and $3.7 million, respectively, of loans classified as substandard. At June 30, 2017 and December 31, 2016, $0.4 million and $0.6 million, respectively, of loans were classified as special mention.
An external loan review consultant is engaged annually by the risk management department to review approximately 60% of commercial loans, utilizing a risk-based approach designed to maximize the effectiveness of the review. In addition, credit analysts periodically review smaller dollar commercial loans to identify negative financial trends related to any one borrower, any related groups of borrowers or an industry. All loans not categorized as pass are put on an internal watch list, with quarterly reports to the board of directors. In addition, a written status report is maintained by our special assets division for all commercial loans categorized as substandard or worse. We use this information in connection with our collection efforts.
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
Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by type. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $7.3 million at June 30, 2017, up from $7.1 million at December 31, 2016, as we increased our loan loss provisioning to reflect our nonperforming loans and organic loan growth.
A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Determination of impairment is treated the same across all classes of loans. Impairment is measured on a loan-by-loan basis for, among others, all loans of $500,000 or greater and nonaccrual loans. When we identify a loan as impaired, we measure the extent of the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loans is the operation or liquidation of the collateral. In these cases when foreclosure is probable, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. For real estate collateral, the fair value of the collateral is based upon a recent appraisal by a qualified and licensed appraiser. If we determine that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), we recognize impairment through an allowance estimate or a charge-off recorded against the allowance. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual, contractual interest is credited to interest income when received, under the cash basis method.
Impaired loans at June 30, 2017 were $3.5 million compared to $4.4 million at December 31, 2016. At June 30, 2017 and December 31, 2016, $0.3 million and $0.4 million, respectively, of the allowance for loan losses was specifically allocated to impaired loans.

The provision for loan losses is a charge to expense in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the three months ended June 30, 2017 and 2016, the provision for loan losses was $0.4 million and $0.8 million, respectively. The $0.8 million provision for loan losses for the three months ended June 30, 2016 is mainly attributable to a specific reserve recorded against a $2.7 million commercial and industrial loan relationship that was not performing at June 30, 2016. This loan relationship was subsequently resolved without any additional adverse impact to the financial statements.
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
The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	June 30, 2017	December 31, 2016
Construction and development	$806	$579
1-4 Family	1,276	1,377
Multifamily	361	355
Farmland	54	60
Commercial real estate	3,036	2,499
Total mortgage loans on real estate	5,533	4,870
Commercial and industrial	683	759
Consumer	1,104	1,422
Total	$7,320	$7,051
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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Allowance at beginning of period	$7,243	$6,463	$7,051	$6,128
Provision for loan losses	375	800	725	1,254
Charge-offs:
Mortgage loans on real estate:
Construction and development	—	(7)	—	(14)
1-4 Family	—	—	—	(7)
Commercial and industrial	(193)	—	(193)	—
Consumer	(121)	(173)	(287)	(315)
Total charge-offs	(314)	(180)	(480)	(336)
Recoveries
Mortgage loans on real estate:
Construction and development	11	3	14	6
1-4 Family	1	1	2	8
Commercial real estate	—	—	—	1
Commercial and industrial	—	—	—	20
Consumer	4	4	8	10
Total recoveries	16	8	24	45
Net charge-offs	(298)	(172)	(456)	(291)
Balance at end of period	$7,320	$7,091	$7,320	$7,091
Net charge-offs to:
Loans - average	0.03%	0.02%	0.05%	0.04%
Allowance for loan losses	4.07%	2.43%	6.23%	4.10%
Allowance for loan losses to:
Total loans	0.78%	0.87%	0.78%	0.87%
Nonperforming loans	627.63%	129.59%	627.63%	129.59%
The allowance for loan losses to total loans ratio decreased to 0.78% at June 30, 2017 compared to 0.87% at June 30, 2016. The allowance for loan losses to nonperforming loans ratio increased to 627.63% at June 30, 2017 compared to 129.59% at June 30, 2016. The increase in the allowance for loan losses to nonperforming loans ratio at June 30, 2017 is due to a $4.3 million decrease in nonperforming loans compared to June 30, 2016. Nonperforming loans were $1.2 million, or 0.13% of total loans at June 30, 2017, compared to $2.0 million, or 0.22% of total loans at December 31, 2016, and $5.5 million, or 0.67% of total loans at June 30, 2016.
Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the three and six months ended June 30, 2017 were $0.3 million and $0.5 million, respectively, equal to 0.03% and 0.05%, respectively, of our average loan balance as of that date. Net charge-offs for the three and six months ended June 30, 2016 were $0.2 million and $0.3 million, respectively, equal to 0.02% and 0.04%, respectively, of our average loan balance as of that date.

Management believes the allowance for loan losses at June 30, 2017 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

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
There were eighteen loans classified as TDRs at both June 30, 2017 and December 31, 2016 that totaled approximately $2.4 million. Eight restructured loans were considered TDRs due to a modification of terms through adjustments to maturity, nine restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to modification of terms through principal payment forbearance only for a specified period of time. As of June 30, 2017 and December 31, 2016, all restructured loans were performing under their modified terms. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.
The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	June 30, 2017	December 31, 2016
Nonaccrual loans	$1,165	$1,978
Accruing loans past due 90 days or more	1	1
Total nonperforming loans	1,166	1,979
Restructured loans	2,359	2,399
Total nonperforming and restructured loans	$3,525	$4,378
Interest income recognized on nonperforming and restructured loans	$79	$169
Interest income foregone on nonperforming and restructured loans	$40	$159
Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 0.13% and 0.22% of total loans at June 30, 2017 and December 31, 2016, respectively.
Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. Other real estate owned with a cost basis of $32,000 and $52,000 was sold during the three and six months ended June 30, 2017, respectively, resulting in a net loss of $10,000 and $5,000 for the respective periods. For the three and six months ended June 30, 2016, other real estate owned with a cost basis of $0.4 million and $0.5 million was sold resulting in a net gain of $10,000 and $11,000, respectively, for the periods.

The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	June 30, 2017	December 31, 2016
Construction and development	$218	$270
Commercial real estate	3,612	3,795
Total other real estate owned	$3,830	$4,065
Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Six months ended June 30,
	2017	2016
Balance, beginning of period	$4,065	$725
Transfers from acquired loans	—	30
Sales of other real estate owned	(52)	(469)
Write-downs	(183)	(7)
Balance, end of period	$3,830	$279
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
Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At June 30, 2017, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of June 30, 2017
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+300	(1.8)%
+200	(1.0)%
+100	(0.4)%
-100	4.4%
-200	2.4%
-300	2.3%

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
Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At June 30, 2017 and December 31, 2016, 68.2% and 75.9% of our total assets, respectively, were funded by core deposits.
Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At June 30, 2017, securities with a carrying value of $73.0 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $77.5 million in pledged securities at December 31, 2016.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2017, the balance of our outstanding advances with the FHLB was $109.3 million, an increase from $82.8 million at December 31, 2016. The total amount of the remaining credit available to us from the FHLB at June 30, 2017 was $347.7 million. Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by U.S. Treasury and agency securities. We had $36.7 million of repurchase agreements outstanding as of June 30, 2017, compared to $39.1 million of repurchase agreements outstanding as of December 31, 2016. We maintain unsecured lines of credit with other commercial banks totaling $55.0 million. The lines of credit mature at various times within the next year. We had no outstanding balances on our unsecured lines of credit at June 30, 2017 and December 31, 2016. We also have a secured $20.0 million revolving line of credit with TIB maturing in June 2018. There was no outstanding balance on the revolving line of credit at June 30, 2017 compared to a $1.0 million outstanding balance at December 31, 2016.
Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. We do not hold any brokered deposits, as defined for federal regulatory purposes, although we do hold QwikRate® deposits, included in our time deposit balances, which we obtain via the internet to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At June 30, 2017, we held $80.1 million of QwikRate® deposits, down from $123.2 million at December 31, 2016.
The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three months ended June 30, 2017 and 2016.

	Percentage of Total		Cost of Funds		Percentage of Total		Cost of Funds
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Noninterest-bearing demand deposits	11%	10%	—%	—%	11%	10%	—%	—%
Interest-bearing demand deposits	28	26	0.72	0.64	28	26	0.70	0.64
Savings accounts	5	5	0.65	0.67	5	5	0.65	0.67
Time deposits	39	46	1.22	1.17	40	44	1.21	1.13
Short-term borrowings	13	11	1.02	0.89	13	12	0.99	0.80
Long-term borrowed funds	4	2	3.73	1.18	3	3	3.08	1.13
Total deposits and borrowed funds	100%	100%	0.98%	0.86%	100%	100%	0.93%	0.83%
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

The Company and the Bank each were in compliance with all regulatory capital requirements as of June 30, 2017 and December 31, 2016. The Bank also was considered “well-capitalized” under the FDIC’s prompt corrective action regulations as of these dates. The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
June 30, 2017
Investar Holding Corporation:
Tier 1 leverage capital	$152,081	12.71%	$—	—%
Common equity tier 1 capital	148,581	14.41	—	—
Tier 1 capital	152,081	14.75	—	—
Total capital	177,546	17.22	—	—
Investar Bank:
Tier 1 leverage capital	166,816	13.96	59,734	5.00
Common equity tier 1 capital	166,816	16.20	66,933	6.50
Tier 1 capital	166,816	16.20	82,380	8.00
Total capital	174,136	16.91	102,975	10.00

December 31, 2016
Investar Holding Corporation:
Tier 1 leverage capital	$115,312	10.10%	$—	—%
Common equity tier 1 capital	111,812	11.40	—	—
Tier 1 capital	115,312	11.75	—	—
Total capital	122,363	12.47	—	—
Investar Bank:
Tier 1 leverage capital	114,417	10.03	57,063	5.00
Common equity tier 1 capital	114,417	11.67	63,706	6.50
Tier 1 capital	114,417	11.67	78,408	8.00
Total capital	121,468	12.39	98,010	10.00

We augmented our capital in the quarter ended March 31, 2017 through both a common stock offering and a subordinated debt issuance. See Note 6. Subordinated Debt Securities and Note 7. Stockholders’ Equity for further information.
Off-Balance Sheet Transactions
The Bank entered into interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 3.1 years. The total notional amount of the derivative contracts is $50.0 million.
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

	June 30, 2017	December 31, 2016
Commitments to extend credit:
Loan commitments	$119,913	$142,891
Standby letters of credit	485	1,008
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.
Additionally, at June 30, 2017, the Company had unfunded commitments of $0.3 million for its investment in Small Business Investment Company qualified funds.
For the three months ended June 30, 2017 and for the year ended December 31, 2016, except as disclosed herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.
Contractual Obligations
The following table presents, as of June 30, 2017, significant fixed and determinable contractual obligations to third parties by payment date (dollars in thousands).

	Payments Due In:
	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$496,771	$—	$—	$—	$496,771
Time Deposits	255,918	128,365	13,771		398,054
Securities sold under agreements to repurchase	36,745	—	—	—	36,745
Federal Home Loan Bank advances	91,185	18,100	—	—	109,285
Junior subordinated debt	—	—	—	3,609	3,609
Subordinated debt	—	—	—	18,600	18,600
Total contractual obligations	$880,619	$146,465	$13,771	$22,209	$1,063,064

(1)	Excludes interest

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk as of December 31, 2016 are set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2017 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” There have been no material changes in the Company’s market risk since December 31, 2016. Please refer to the information in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management” in this report for additional information about the Company’s market risk for the six months ended June 30, 2017.

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
Issuer Purchases of Equity Securities
The table below provides the information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended June 30, 2017.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
April 1, 2017 to April 30, 2017	1,655	$21.73	—	241,243
May 1, 2017 to May 31, 2017	49	21.99	—	241,243
June 1, 2017 to June 30, 2017	—	—	—	241,243
	1,704	$21.73	—	241,243

(1)	Represents shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.

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

The Company’s ability to pay dividends to its shareholders may be limited by the junior subordinated debentures that the Company assumed in connection with its acquisition of First Community Bank, which are senior to shares of the Company’s common stock. The Company must make payments on the junior subordinated debentures before any dividends can be paid on its common stock.
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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

1.1	Underwriting Agreement, dated March 16, 2017, among Investar Holding Corporation, Investar Bank and Sandler O’Neill & Partners, L.P. as representative of the underwriters named herein(1)

1.2	Underwriting Agreement, dated March 21, 2017, among Investar Holding Corporation, Investar Bank and Sandler O’Neill & Partners, L.P. as underwriter(2)

2.1	Agreement and Plan of Reorganization, dated March 8, 2017, by and among Investar Holding Corporation, Citizens Bancshares, Inc. and Investar Acquisition Company(3)

3.1	Restated Articles of Incorporation of Investar Holding Corporation(4)

3.2	By-laws of Investar Holding Corporation, as amended(5)

4.1	Specimen Common Stock Certificate(6)

4.2	Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee(7)

4.3	Supplemental Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee(8)

10.1	Investar Holding Corporation 2017 Long-Term Incentive Compensation Plan(9)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on March 20, 2017 and incorporated herein by reference.

(2)	Filed as exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(3)	Filed as exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2017 and incorporated herein by reference.

(4)	Filed as exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

(5)	Filed as exhibit 3.2 to the Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 of the Company filed with the SEC on June 4, 2014 and incorporated herein by reference.

(6)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

(7)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(8)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(9)	Filed as exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 25, 2017 and incorporated herein by reference.

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

INVESTAR HOLDING CORPORATION

Date: August 9, 2017	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	/s/ Christopher L. Hufft
Christopher L. Hufft
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

1.1	Underwriting Agreement, dated March 16, 2017, among Investar Holding Corporation, Investar Bank and Sandler O’Neill & Partners, L.P. as representative of the underwriters named herein(1)

1.2	Underwriting Agreement, dated March 21, 2017, among Investar Holding Corporation, Investar Bank and Sandler O’Neill & Partners, L.P. as underwriter(2)

2.1	Agreement and Plan of Reorganization, dated March 8, 2017, by and among Investar Holding Corporation, Citizens Bancshares, Inc. and Investar Acquisition Company(3)

3.1	Restated Articles of Incorporation of Investar Holding Corporation(4)

3.2	By-laws of Investar Holding Corporation, as amended(5)

4.1	Specimen Common Stock Certificate(6)

4.2	Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee(7)

4.3	Supplemental Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee(8)

10.1	Investar Holding Corporation 2017 Long-Term Incentive Compensation Plan(9)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on March 20, 2017 and incorporated herein by reference.

(2)	Filed as exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(3)	Filed as exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2017 and incorporated herein by reference.

(4)	Filed as exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

(5)	Filed as exhibit 3.2 to the Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 of the Company filed with the SEC on June 4, 2014 and incorporated herein by reference.

(6)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

(7)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(8)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(9)	Filed as exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 25, 2017 and incorporated herein by reference.