Form 10-Q
period 2017-09-30
Investar Holding Corp
filed 2017-11-09
CIK 1602658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________________________

FORM 10-Q
_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 8,718,810 shares outstanding as of November 9, 2017.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

When included in this Quarterly Report on Form 10-Q, or in other documents that Investar Holding Corporation (the “Company”) files with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and similar expressions or the negative version of those words are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. The Company’s forward-looking statements are based on assumptions and estimates that management believes to be reasonable in light of the information available at the time such statements are made. However, many of the matters addressed by these statements are inherently uncertain and could be affected by many factors beyond management’s control. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•	business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate;

•	our ability to achieve organic loan and deposit growth, and the composition of that growth;

•	changes (or the lack of changes) in interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing;

•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;

•	our dependence on our management team, and our ability to attract and retain qualified personnel;

•	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers;

•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;

•	the concentration of our business within our geographic areas of operation in Louisiana;

•	concentration of credit exposure;

•	the ability to effectively integrate employees, customers, operations and branches from our recent acquisition of Citizens Bancshares, Inc. and its wholly-owned subsidiary, Citizens Bank; and

•	the satisfaction of the conditions to closing the pending acquisition of BOJ Bancshares, Inc. and the ability to subsequently integrate it effectively.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INVESTAR HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and due from banks	$17,942	$9,773
Interest-bearing balances due from other banks	30,566	19,569
Federal funds sold	—	106
Cash and cash equivalents	48,508	29,448

Available for sale securities at fair value (amortized cost of $228,980 and $166,258, respectively)	227,562	163,051
Held to maturity securities at amortized cost (estimated fair value of $19,311 and $19,612, respectively)	19,306	20,091
Loans, net of allowance for loan losses of $7,605 and $7,051, respectively	1,102,916	886,375
Other equity securities	7,744	5,362
Bank premises and equipment, net of accumulated depreciation of $7,362 and $6,751, respectively	33,705	31,722
Other real estate owned, net	3,830	4,065
Accrued interest receivable	4,147	3,218
Deferred tax asset	2,604	2,868
Goodwill and other intangible assets, net	13,271	3,234
Bank owned life insurance	8,140	7,201
Other assets	4,690	2,325
Total assets	$1,476,423	$1,158,960

LIABILITIES
Deposits:
Noninterest-bearing	$175,130	$108,404
Interest-bearing	926,232	799,383
Total deposits	1,101,362	907,787
Advances from Federal Home Loan Bank	162,700	82,803
Repurchase agreements	24,892	39,087
Subordinated debt, net of unamortized issuance costs	18,157	—
Junior subordinated debt	3,609	3,609
Other borrowings	—	1,000
Accrued taxes and other liabilities	12,827	11,917
Total liabilities	1,323,547	1,046,203

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 8,704,562 and 7,101,851 shares issued and outstanding, respectively	8,705	7,102
Surplus	113,458	81,499
Retained earnings	31,508	26,227
Accumulated other comprehensive loss	(795)	(2,071)
Total stockholders’ equity	152,876	112,757
Total liabilities and stockholders’ equity	$1,476,423	$1,158,960
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$12,893	$10,011	$33,456	$29,277
Interest on investment securities	1,399	920	3,627	2,667
Other interest income	150	62	296	146
Total interest income	14,442	10,993	37,379	32,090

INTEREST EXPENSE
Interest on deposits	2,137	1,934	5,817	5,212
Interest on borrowings	767	306	1,862	920
Total interest expense	2,904	2,240	7,679	6,132
Net interest income	11,538	8,753	29,700	25,958

Provision for loan losses	420	450	1,145	1,704
Net interest income after provision for loan losses	11,118	8,303	28,555	24,254

NONINTEREST INCOME
Service charges on deposit accounts	281	79	474	264
Gain on sale of investment securities, net	27	204	242	428
Gain on sale of fixed assets, net	160	—	184	1,252
Gain on sale of other real estate owned, net	37	—	32	11
Gain on sale of loans, net	—	—	—	313
Servicing fees and fee income on serviced loans	352	510	1,153	1,638
Other operating income	310	236	768	666
Total noninterest income	1,167	1,029	2,853	4,572
Income before noninterest expense	12,285	9,332	31,408	28,826

NONINTEREST EXPENSE
Depreciation and amortization	542	371	1,309	1,110
Salaries and employee benefits	5,136	3,945	13,195	11,708
Occupancy	317	265	826	743
Data processing	446	374	1,169	1,115
Marketing	124	102	271	316
Professional fees	263	312	726	966
Customer reimbursements	—	—	—	584
Acquisition expense	824	—	1,049	—
Other operating expenses	1,470	1,179	4,189	3,494
Total noninterest expense	9,122	6,548	22,734	20,036
Income before income tax expense	3,163	2,784	8,674	8,790
Income tax expense	1,032	747	2,756	2,758
Net income	$2,131	$2,037	$5,918	$6,032

EARNINGS PER SHARE
Basic earnings per share	$0.24	$0.29	$0.72	$0.85
Diluted earnings per share	0.24	0.29	0.71	0.84
Cash dividends declared per common share	0.03	0.01	0.07	0.03
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$2,131	$2,037	$5,918	$6,032
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized gain (loss), available for sale, net of tax expense (benefit) of $51, ($98), $711 and $790, respectively	95	(182)	1,320	1,466
Reclassification of realized gain, net of tax expense of $10, $71, $85 and $150, respectively	(18)	(133)	(157)	(278)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0, $0, $0, and $1, respectively	—	—	(1)	(2)
Fair value of derivative financial instruments:
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax expense (benefit) of $20, $151, $62 and ($199), respectively	37	281	114	(370)
Total other comprehensive income (loss)	114	(34)	1,276	816
Total comprehensive income	$2,245	$2,003	$7,194	$6,848
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2015	$7,264	$84,099	$18,650	$(663)	$109,350
Surrendered shares	(4)	(61)	—	—	(65)
Shares repurchased	(222)	(3,251)	—	—	(3,473)
Options and warrants exercised	12	153	—	—	165
Dividends declared, $0.04 per share	—	—	(303)	—	(303)
Stock-based compensation	52	557	—	—	609
Net tax effect of stock-based compensation	—	2	—	—	2
Net income	—	—	7,880	—	7,880
Other comprehensive loss, net	—	—	—	(1,408)	(1,408)
Balance, December 31, 2016	$7,102	$81,499	$26,227	$(2,071)	$112,757
Common stock issued in offering, net of direct costs of $1,991	1,624	30,885	—	—	32,509
Surrendered shares	(8)	(158)	—	—	(166)
Shares repurchased	(12)	(252)	—	—	(264)
Options and warrants exercised	67	822	—	—	889
Dividends declared, $0.07 per share	—	—	(637)	—	(637)
Stock-based compensation and other activity	(68)	655	—	—	587
Net tax effect of stock-based compensation	—	7	—	—	7
Net income	—	—	5,918	—	5,918
Other comprehensive income, net	—	—	—	1,276	1,276
Balance, September 30, 2017 (Unaudited)	$8,705	$113,458	$31,508	$(795)	$152,876
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$5,918	$6,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,309	1,110
Provision for loan losses	1,145	1,704
Amortization of purchase accounting adjustments	(234)	(36)
Provision for other real estate owned	183	7
Net amortization of securities	834	893
Gain on sale of securities, net	(242)	(428)
Gain on sale of fixed assets, net	(184)	(1,252)
Gain on sale of other real estate owned, net	(32)	(11)
FHLB stock dividend	(65)	(48)
Stock-based compensation	587	457
Deferred taxes	(210)	92
Net change in value of bank owned life insurance	(154)	(137)
Amortization of subordinated debt issuance costs	23	—
Loans held for sale:
Originations	—	(495)
Proceeds from sales	—	23,837
Gain on sale of loans	—	(313)
Net change in:
Accrued interest receivable	(276)	(250)
Other assets	(195)	(339)
Accrued taxes and other liabilities	(1,045)	2,232
Net cash provided by operating activities	7,362	33,055

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	82,537	14,416
Funds invested in securities available for sale	(95,614)	(60,664)
Proceeds from maturities, prepayments and calls of investment securities available for sale	19,702	12,058
Proceeds from maturities, prepayments and calls of investment securities held to maturity	741	4,893
Proceeds from redemption of other equity securities	1,307	—
Purchase of other equity securities	(3,624)	(1,505)
Net increase in loans	(88,313)	(84,951)
Proceeds from sales of other real estate owned	513	480
Proceeds from the sales of fixed assets	601	2,649
Purchases of fixed assets	(1,214)	(3,682)
Acquisition of trademark intangible	—	(100)
Purchase of bank owned life insurance	—	(3,500)
Purchase of other investments	(624)	(553)
Distributions from investments	12	—
Cash paid for Citizens, net of cash acquired	(1,235)	—
Net cash used in investing activities	(85,211)	(120,459)

Cash flows from financing activities:
Net (decrease) increase in customer deposits	(18,603)	169,693
Net decrease in repurchase agreements	(14,195)	(15,545)
Net increase (decrease) in short-term FHLB advances	38,500	(33,780)
Proceeds from long-term FHLB advances	45,000	5,000
Repayment of long-term FHLB advances	(3,603)	(9,774)
Cash dividends paid on common stock	(457)	(199)
Proceeds from public offering of common stock, net of issuance costs	32,509	—
Proceeds from stock options and warrants exercised	889	30
Payments to repurchase common stock	(264)	(2,832)
Proceeds from other borrowings	78	—
Repayment of other borrowings	(1,078)	—
Proceeds from subordinated debt, net of issuance costs	18,133	—
Net cash provided by financing activities	96,909	112,593

Net increase in cash and cash equivalents	19,060	25,189
Cash and cash equivalents, beginning of period	29,448	20,966
Cash and cash equivalents, end of period	$48,508	$46,155
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2017.
Nature of Operations
Investar Holding Corporation, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank (the “Bank”), a Louisiana-chartered bank. The Company’s primary market is South Louisiana. At September 30, 2017, the Company operated 15 full service banking offices located throughout its market and had 227 employees.
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
Loans
The Company’s loan portfolio categories include real estate, commercial and consumer loans. Real estate loans are further categorized into construction and development, 1-4 family residential, multifamily, farmland and commercial real estate loans. The consumer loan category includes loans originated through indirect lending. Indirect lending, which is lending initiated through third-party business partners, is largely comprised of loans made through automotive dealerships.
Loans for which management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at unpaid principal balances, adjusted by an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more; however, management may elect to continue the accrual when the estimated net realizable value of collateral is sufficient to cover the principal balance and the accrued interest. Any unpaid interest previously accrued on nonaccrual loans is reversed from income. Interest income, generally, is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.
The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Company’s impaired loans include troubled debt restructurings and performing and non-performing loans for which full payment of principal or interest is not expected. Large groups of smaller balance homogenous loans are collectively evaluated for impairment. The Company calculates an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of its collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is required as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.
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
Purchased loans acquired in a business combination are recorded at their estimated fair value as of the acquisition date. The fair value of loans acquired is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest prepayments, estimated payments, estimated default rates, estimated loss severity in the event of defaults, and current market rates. Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date. The fair value adjustment is amortized over the life of the loan using the effective interest method, except for those loans accounted for under ASC Topic 310-30, discussed below.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company accounts for acquired impaired loans under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). An acquired loan is considered impaired when there is evidence of credit deterioration since origination and it is probable, at the date of acquisition, that we will be unable to collect all contractually required payments. ASC 310-30 prohibits the carryover of an allowance for loan losses for acquired impaired loans. Over the life of the acquired loans, we continually estimate the cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. As of the end of each fiscal quarter, we evaluate the present value of the acquired loans using the effective interest rates. For any increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life, while we recognize a provision for loan loss in the consolidated statement of operations if the cash flows expected to be collected have decreased.
Reclassifications
Certain reclassifications have been made to the 2016 financial statements to be consistent with the 2017 presentation.
Concentrations of Credit Risk
The Company’s loan portfolio consists of the various types of loans described in Note 5, Loans. Real estate or other assets secure most loans. The majority of loans have been made to individuals and businesses in the Company’s market of South Louisiana. Customers are dependent on the condition of the local economy for their livelihoods and servicing their loan obligations. The Company does not have any significant concentrations in any one industry or individual customer.
New Accounting Pronouncement
Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting was effective for the Company on January 1, 2017. ASU 2016-09 requires that all income tax effects related to vestings of share-based payment awards be reported in earnings as an increase (or decrease) to income tax expense. Previously, excess income tax benefits of a vested award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the award’s vesting period. The requirement to report those income tax effects in earnings has been applied to vestings occurring on or after January 1, 2017 and resulted in recording a $83,000 tax benefit for the nine months ended September 30, 2017. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. We have elected to apply that change in cash flow classification on a prospective basis, and prior periods have not been adjusted. The impact of this change and that of the remaining provisions of ASU 2016-09 did not have a significant impact on our financial statements.

Recent Accounting Pronouncements

FASB ASC Topic 815 “Derivatives and Hedging” Update No. 2017-12. The Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12 in August 2017. The ASU amends the hedge accounting model in Topic 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The amendments expand an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This amended guidance is effective for the Company on January 1, 2019, and, given the current level of derivatives designated as hedges, is not expected to have a material impact on our consolidated operating results or financial condition.

FASB ASC Topic 718 “Compensation – Stock Compensation: Scope of Modification Accounting” Update No. 2017-09. The FASB issued ASU No. 2017-09 in May 2017. The ASU clarifies when changes to terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as either an equity or liability instrument. ASU 2017-09 will be effective for the Company beginning January 1, 2018. Early adoption is permitted. The guidance requires companies to apply the requirements prospectively to awards modified on or after the adoption date. ASU 2017-09 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

NOTE 2. BUSINESS COMBINATIONS

On July 1, 2017, the Company completed the acquisition of Citizens Bancshares, Inc. (“Citizens”) and its wholly-owned subsidiary, Citizens Bank, located in Evangeline Parish, Louisiana. The Company acquired 100% of Citizens’ outstanding common shares for an aggregate amount of cash consideration equal to $45.8 million, or approximately $419.20 per share. The acquisition of Citizens expands the Company’s branch footprint in Louisiana and increases the core deposit base to help position the Company to continue to grow. On the date of acquisition, Citizens had approximately $250 million in assets, $130 million in net loans, $212 million in deposits, and $36 million in stockholders’ equity, and served the residents of Evangeline Parish through its three branch locations.

Acquisition related costs of $0.8 million and $1.0 million are included in acquisition expenses in the accompanying consolidated statements of income, for the three and nine month periods ended September 30, 2017. These costs include system conversion and integrating operations charges as well as legal and consulting expenses.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the acquisition, the Company recorded $8.7 million of goodwill. Goodwill resulted from a combination of synergies and cost savings, expansion in Louisiana with the addition of three branch locations, enhanced products and services and a lower cost of funds. The Company also recorded a core deposit intangible of $1.5 million. The change in goodwill and other intangibles at September 30, 2017 compared to December 31, 2016 is primarily attributable to the goodwilll and core deposit intangible recorded as a result of the Citizens acquisition.

The table below shows the allocation of the consideration paid for Citizens’ common equity to the acquired identifiable assets and liabilities assumed and the goodwill generated from the transaction (dollars in thousands). The fair values listed below, primarily related to loans, are subject to refinement for up to one year after the closing date of the acquisition as additional information becomes available.

Purchase price:
Cash paid	$45,800

Fair value of assets acquired:
Cash and cash equivalents	44,565
Investment securities	69,897
Loans	129,189
Bank premises and equipment	3,337
Other intangible assets	1,462
Other assets	2,558
Total assets acquired	251,008

Fair value of liabilities acquired:
Deposits	212,228
Other liabilities	1,652
Total liabilities assumed	213,880

Fair value of net assets acquired	37,128
Goodwill	$8,672

Fair value adjustments to assets acquired and liabilities assumed are generally amortized using either an effective yield or straight-line basis over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities.

The fair value of net assets acquired includes a fair value adjustment to loans as of the acquisition date. The adjustment for the acquired loan portfolio is based on current market interest rates, and the Company’s initial evaluation of credit losses identified.

The tables below present information about the loans acquired from Citizens as of the date of acquisition (dollars in thousands).

Purchase Credit Impaired
Contractually required principal	$9,809
Non-accretable difference	(1,546)
Cash flows expected to be collected	8,263
Accretable yield	—
Fair value of acquired loans	$8,263

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Non-Credit Impaired
Contractually required principal	$122,755
Cash flows expected to be collected	122,060
Accretable yield	(1,134)
Fair value of acquired loans	$120,926

The following unaudited supplemental pro forma information is presented to show estimated results assuming Citizens was acquired as of January 1, 2016. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2016 and should not be considered representative of future operating results. The pro forma net income for the three and nine month periods ended September 30, 2017 excludes the tax-affected amounts of $0.8 million and $2.0 million, respectively, of acquisition expenses recorded in noninterest expense by both the Company and Citizens.

	Unaudited Pro Forma for the
	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Interest income	$14,442	$13,171	$41,635	$38,491
Noninterest income	1,167	1,254	3,350	5,241
Net income	2,686	2,582	7,510	7,710

NOTE 3. EARNINGS PER SHARE
The following is a summary of the information used in the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except share data).

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$2,131	$2,037	$5,918	$6,032
Weighted average number of common shares outstanding used in computation of basic earnings per share	8,702,559	7,059,953	8,203,645	7,137,398
Effect of dilutive securities:
Restricted stock	27,741	15,546	18,756	8,991
Stock options	46,632	15,369	10,572	14,920
Stock warrants	20,585	11,575	47,022	11,360
Weighted average number of common shares outstanding plus effect of dilutive securities used in computation of diluted earnings per share	8,797,517	7,102,443	8,279,995	7,172,669
Basic earnings per share	$0.24	$0.29	$0.72	$0.85
Diluted earnings per share	$0.24	$0.29	$0.71	$0.84

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities classified as available for sale are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Obligations of other U.S. government agencies and corporations	$55,789	$77	$(370)	$55,496
Obligations of state and political subdivisions	35,884	35	(388)	35,531
Corporate bonds	16,821	68	(331)	16,558
Residential mortgage-backed securities	116,246	197	(654)	115,789
Commercial mortgage-backed securities	3,218	5	(46)	3,177
Equity securities	1,022	23	(34)	1,011
Total	$228,980	$405	$(1,823)	$227,562

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Obligations of other U.S. government agencies and corporations	$29,809	$68	$(387)	$29,490
Obligations of state and political subdivisions	29,631	15	(1,791)	27,855
Corporate bonds	15,292	54	(378)	14,968
Residential mortgage-backed securities	88,295	193	(900)	87,588
Commercial mortgage-backed securities	2,520	—	(76)	2,444
Equity securities	711	46	(51)	706
Total	$166,258	$376	$(3,583)	$163,051

Proceeds from sales of investment securities available for sale and gross gains and losses are summarized below as of the dates presented (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Proceeds from sale	$63,488	$5,998	$82,537	$14,416
Gross gains	$27	$204	$275	$428
Gross losses	$—	$—	$(33)	$—

The amortized cost and approximate fair value of investment securities classified as held to maturity are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Obligations of state and political subdivisions	$12,655	$17	$—	$12,672
Residential mortgage-backed securities	6,651	21	(33)	6,639
Total	$19,306	$38	$(33)	$19,311

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Obligations of state and political subdivisions	$12,976	$2	$(429)	$12,549
Residential mortgage-backed securities	7,115	8	(60)	7,063
Total	$20,091	$10	$(489)	$19,612

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of September 30, 2017 or December 31, 2016.
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

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
Obligations of other U.S. government agencies and corporations	73	$39,719	$(351)	$1,162	$(19)	$40,881	$(370)
Obligations of state and political subdivisions	24	16,960	(73)	9,367	(315)	26,327	(388)
Corporate bonds	23	3,002	(63)	7,652	(268)	10,654	(331)
Residential mortgage-backed securities	124	77,167	(597)	4,397	(57)	81,564	(654)
Commercial mortgage-backed securities	4	1,960	(41)	200	(5)	2,160	(46)
Equity securities	3	245	(9)	481	(25)	726	(34)
Total	251	$139,053	$(1,134)	$23,259	$(689)	$162,312	$(1,823)

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Obligations of other U.S. government agencies and corporations	45	$22,819	$(382)	$448	$(5)	$23,267	$(387)
Obligations of state and political subdivisions	33	25,764	(1,791)	—	—	25,764	(1,791)
Corporate bonds	27	3,724	(132)	6,929	(246)	10,653	(378)
Residential mortgage-backed securities	110	60,433	(883)	1,778	(17)	62,211	(900)
Commercial mortgage-backed securities	4	2,444	(76)	—	—	2,444	(76)
Equity securities	3	50	(4)	492	(47)	542	(51)
Total	222	$115,234	$(3,268)	$9,647	$(315)	$124,881	$(3,583)

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The number of securities held to maturity, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
Residential mortgage-backed securities	4	$2,655	$(33)	$—	$—	$2,655	$(33)
Total	4	$2,655	$(33)	$—	$—	$2,655	$(33)

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Obligations of state and political subdivisions	5	$9,597	$(429)	$—	$—	$9,597	$(429)
Residential mortgage-backed securities	6	4,677	(60)	—	—	4,677	(60)
Total	11	$14,274	$(489)	$—	$—	$14,274	$(489)

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and the Company does not intend to sell the securities. Furthermore, it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017 or December 31, 2016.
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

	Securities Available for Sale			Securities Held to Maturity
	Weighted Average T.E. Yield	Amortized Cost	Fair Value	Weighted Average T.E. Yield	Amortized Cost	Fair Value
September 30, 2017
Due within one year	2.03%	$1,985	$1,985	7.17%	$685	$686
Due after one year through five years	2.36	15,748	15,772	7.17	3,095	3,101
Due after five years through ten years	2.88	27,635	27,274	7.17	2,745	2,750
Due after ten years	2.48	182,590	181,520	3.54	12,781	12,774
Total debt securities		$227,958	$226,551		$19,306	$19,311

	Securities Available for Sale			Securities Held to Maturity
	Weighted Average T.E. Yield	Amortized Cost	Fair Value	Weighted Average T.E. Yield	Amortized Cost	Fair Value
December 31, 2016
Due within one year	1.61%	$1,753	$1,750	7.17%	$685	$686
Due after one year through five years	2.27	10,509	10,476	7.17	3,095	3,089
Due after five years through ten years	2.77	27,173	26,771	7.17	2,745	2,637
Due after ten years	2.51	126,112	123,348	3.52	13,566	13,200
Total debt securities		$165,547	$162,345		$20,091	$19,612

NOTE 5. LOANS
The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2017	December 31, 2016
Construction and development	$122,501	$90,737
1-4 Family	252,003	177,205
Multifamily	50,770	42,759
Farmland	14,130	8,207
Commercial real estate	462,422	380,716
Total mortgage loans on real estate	901,826	699,624
Commercial and industrial	125,230	85,377
Consumer	83,465	108,425
Total loans	$1,110,521	$893,426

The table below provides an analysis of the aging of loans as of the dates presented (dollars in thousands).

	September 30, 2017
	Past Due and Accruing
	30-59 days	60-89 days	90 or more days	Nonaccrual	Total Past Due & Nonaccrual	Current	Total Loans
Construction and development	$27	$34	$—	$29	$90	$122,411	$122,501
1-4 Family	241	340	267	555	1,403	250,600	252,003
Multifamily	—	—	—	—	—	50,770	50,770
Farmland	111	—	67	—	178	13,952	14,130
Commercial real estate	626	—	—	67	693	461,729	462,422
Total mortgage loans on real estate	1,005	374	334	651	2,364	899,462	901,826
Commercial and industrial	11	10	—	6	27	125,203	125,230
Consumer	510	90	8	1,176	1,784	81,681	83,465
Total loans	$1,526	$474	$342	$1,833	$4,175	$1,106,346	$1,110,521

	December 31, 2016
	Past Due and Accruing
	30-59 days	60-89 days	90 or more days	Nonaccrual	Total Past Due & Nonaccrual	Current	Total Loans
Construction and development	$48	$—	$—	$480	$528	$90,209	$90,737
1-4 Family	427	—	—	47	474	176,731	177,205
Multifamily	—	—	—	—	—	42,759	42,759
Farmland	—	—	—	—	—	8,207	8,207
Commercial real estate	—	—	—	—	—	380,716	380,716
Total mortgage loans on real estate	475	—	—	527	1,002	698,622	699,624
Commercial and industrial	30	—	—	443	473	84,904	85,377
Consumer	378	149	1	1,008	1,536	106,889	108,425
Total loans	$883	$149	$1	$1,978	$3,011	$890,415	$893,426

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
The table below presents the Company’s loan portfolio by category and credit quality indicator as of the dates presented (dollars in thousands).

	September 30, 2017
	Pass	Special Mention	Substandard	Total
Construction and development	$122,454	$—	$47	$122,501
1-4 Family	251,010	64	929	252,003
Multifamily	49,927	—	843	50,770
Farmland	14,063	—	67	14,130
Commercial real estate	461,110	—	1,312	462,422
Total mortgage loans on real estate	898,564	64	3,198	901,826
Commercial and industrial	123,042	—	2,188	125,230
Consumer	81,883	406	1,176	83,465
Total loans	$1,103,489	$470	$6,562	$1,110,521

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

The Company had no loans that were classified as doubtful or loss as of September 30, 2017 or December 31, 2016.
Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $204.6 million and $274.9 million as of September 30, 2017 and December 31, 2016, respectively. The unpaid principal balance of these loans was approximately $258.3 million and $319.6 million as of September 30, 2017 and December 31, 2016, respectively. For the three and nine months ended September 30, 2017, the Company recognized $0.4 million and $1.2 million, respectively, of servicing fees and other fees collected on serviced loans.
In the ordinary course of business, the Company makes loans to its executive officers, principal stockholders, directors and to companies in which these individuals are principal owners. Loans outstanding to such related party borrowers (including companies in which they are principal owners) amounted to approximately $26.1 million and $20.0 million as of September 30, 2017 and December 31, 2016, respectively. These loans are all current and performing according to the original terms. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company or the Bank and did not involve more than normal risk of collectability or present other unfavorable features.
The table below shows the aggregate amount of loans to such related parties as of the dates presented (dollars in thousands).

	September 30, 2017	December 31, 2016
Balance, beginning of period	$19,957	$17,992
New loans	10,047	5,058
Repayments and changes in relationship	(3,896)	(3,093)
Balance, end of period	$26,108	$19,957

Loans Acquired with Deteriorated Credit Quality
The Company accounts for certain loans acquired as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments.

The table below shows the changes in the accretable yield on acquired impaired loans for the periods presented (dollars in thousands).

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquired Impaired

Balance, period ended December 31, 2015	$395
Transfers from non-accretable difference to accretable yield	1
Accretion to interest income	(121)
Balance, period ended December 31, 2016	$275
Transfers from non-accretable difference to accretable yield	28
Accretion to interest income	(303)
Balance, period ended September 30, 2017	$—

NOTE 6. ALLOWANCE FOR LOAN LOSSES
The table below shows a summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$7,320	$7,091	$7,051	$6,128
Provision for loan losses	420	450	1,145	1,704
Loans charged off	(155)	(173)	(635)	(509)
Recoveries	20	15	44	60
Balance, end of period	$7,605	$7,383	$7,605	$7,383

The following tables outline the activity in the allowance for loan losses by collateral type for the three and nine months ended September 30, 2017 and 2016, and show both the allowances and portfolio balances for loans individually and collectively evaluated for impairment as of September 30, 2017 and 2016 (dollars in thousands).

	Three months ended September 30, 2017
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$806	$54	$1,276	$361	$3,036	$683	$1,104	$7,320
Provision	28	6	(19)	(21)	227	135	64	420
Charge-offs	—	—	—	—	—	(77)	(78)	(155)
Recoveries	14	—	2	—	—	—	4	20
Ending balance	$848	$60	$1,259	$340	$3,263	$741	$1,094	$7,605

	Three months ended September 30, 2016
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$779	$61	$1,280	$310	$2,430	$1,028	$1,203	$7,091
Provision	(48)	—	64	43	613	(336)	114	450
Charge-offs	—	—	—	—	—	—	(173)	(173)
Recoveries	4	—	3	—	—	—	8	15
Ending balance	$735	$61	$1,347	$353	$3,043	$692	$1,152	$7,383

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30, 2017
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$579	$60	$1,377	$355	$2,499	$759	$1,422	$7,051
Provision	241	—	(122)	(15)	764	252	25	1,145
Charge-offs	—	—	—	—	—	(270)	(365)	(635)
Recoveries	28	—	4	—	—	—	12	44
Ending balance	$848	$60	$1,259	$340	$3,263	$741	$1,094	$7,605
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	—	336	336
Ending allowance balance for loans collectively evaluated for impairment	$848	$60	$1,259	$340	$3,263	$741	$758	$7,269
Ending allowance balance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Loans receivable:
Balance of loans individually evaluated for impairment	$186	$—	$1,452	$—	$651	$6	$1,182	$3,477
Balance of loans collectively evaluated for impairment	122,315	14,130	250,551	50,770	461,771	125,224	82,283	1,107,044
Total period-end balance	$122,501	$14,130	$252,003	$50,770	$462,422	$125,230	$83,465	$1,110,521
Balance of loans acquired with deteriorated credit quality	$55	$—	$2,814	$1,806	$3,033	$1,884	$5	$9,597

	Nine months ended September 30, 2016
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$644	$22	$1,213	$246	$2,156	$513	$1,334	$6,128
Provision	95	39	130	107	886	159	288	1,704
Charge-offs	(14)	—	(7)	—	—	—	(488)	(509)
Recoveries	10	—	11	—	1	20	18	60
Ending balance	$735	$61	$1,347	$353	$3,043	$692	$1,152	$7,383
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	331	149	267	747
Ending allowance balance for loans collectively evaluated for impairment	$735	$61	$1,347	$353	$2,712	$543	$885	$6,636
Ending allowance balance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Loans receivable:
Balance of loans individually evaluated for impairment	$649	$—	$1,975	$—	$4,931	$3,063	$942	$11,560
Balance of loans collectively evaluated for impairment	91,706	8,281	173,417	42,560	360,291	74,249	84,764	835,268
Total period-end balance	$92,355	$8,281	$175,392	$42,560	$365,222	$77,312	$85,706	$846,828
Balance of loans acquired with deteriorated credit quality	$677	$—	$564	$1,033	$—	$—	$—	$2,274

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
The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, as of the dates indicated (dollars in thousands).

	September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$186	$205	$—
1-4 Family	1,452	1,573	—
Commercial real estate	651	666	—
Total mortgage loans on real estate	2,289	2,444	—
Commercial and industrial	6	6	—
Consumer	185	199	—
Total	2,480	2,649	—

With related allowance recorded:
Consumer	997	1,032	336
Total	997	1,032	336

Total loans:
Construction and development	186	205	—
1-4 Family	1,452	1,573	—
Commercial real estate	651	666	—
Total mortgage loans on real estate	2,289	2,444	—
Commercial and industrial	6	6	—
Consumer	1,182	1,231	336
Total	$3,477	$3,681	$336

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

	Three months ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$187	$2	$1,014	$3
1-4 Family	1,231	18	2,082	8
Commercial real estate	632	8	702	2
Total mortgage loans on real estate	2,050	28	3,798	13
Commercial and industrial	22	—	1,692	—
Consumer	196	—	269	2
Total	2,268	28	5,759	15

With related allowance recorded:
Commercial real estate	—	—	1,440	—
Total mortgage loans on real estate	—	—	1,440	—
Commercial and industrial	—		1,126	—
Consumer	933		668	—
Total	933	—	3,234	—

Total loans:
Construction and development	187	2	1,014	3
1-4 Family	1,231	18	2,082	8
Commercial real estate	632	8	2,142	2
Total mortgage loans on real estate	2,050	28	5,238	13
Commercial and industrial	22	—	2,818	—
Consumer	1,129	—	937	2
Total	$3,201	$28	$8,993	$15

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$389	$8	$1,150	$80
1-4 Family	1,517	61	1,940	51
Commercial real estate	613	35	680	5
Total mortgage loans on real estate	2,519	104	3,770	136
Commercial and industrial	163	—	1,000	—
Consumer	322	1	396	9
Total	3,004	105	5,166	145

With related allowance recorded:
Commercial real estate	—	—	480	—
Total mortgage loans on real estate	—	—	480	—
Commercial and industrial	—	—	596	—
Consumer	813	1	466	5
Total	813	1	1,542	5

Total loans:
Construction and development	389	8	1,150	80
1-4 Family	1,517	61	1,940	51
Commercial real estate	613	35	1,160	5
Total mortgage loans on real estate	2,519	104	4,250	136
Commercial and industrial	163	—	1,596	—
Consumer	1,135	2	862	14
Total	$3,817	$106	$6,708	$150

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
Loans classified as TDRs, consisting of eighteen credits, totaled approximately $1.6 million at September 30, 2017, compared to eighteen credits totaling $2.4 million at December 31, 2016. Eight of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, nine of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to modification of terms through principal payment forbearance, paying interest only for a specified period of time. As of September 30, 2017 and December 31, 2016, all restructured loans were performing under their modified terms. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2017 and December 31, 2016, there were no available balances on loans classified as TDRs that the Company was committed to lend.

The table below presents the TDR pre- and post-modification outstanding recorded investments by loan categories for loans modified during the nine month periods ended September 30, 2017 and 2016 (dollars in thousands).

	September 30, 2017			September 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
1-4 Family	—	$—	$—	10	$632	$632
Consumer	1	6	6	—	—	—
Total		$6	$6		$632	$632

There were no loans modified under TDRs during the previous twelve month period that subsequently defaulted during the three months ended September 30, 2017 and 2016.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. SUBORDINATED DEBT SECURITIES
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
The carrying value of subordinated debt was $18.2 million at September 30, 2017. The subordinated debt securities are recorded net of issuance costs of $0.4 million, which are being amortized using the straight-line method over the life of the Notes.

NOTE 8. STOCKHOLDERS’ EQUITY
Common Stock
On March 22, 2017, the Company completed a common stock offering of 1.6 million shares of its common stock at a price of $21.25 per share. The common stock offering generated net proceeds of $32.5 million. Total stockholders’ equity was $152.9 million at September 30, 2017, compared to $112.8 million at December 31, 2016.

Accumulated Other Comprehensive Income (Loss)
Activity within the balances in accumulated other comprehensive income(loss), net is shown in the tables below (dollars in thousands).

	Three months ended September 30,
	2017			2016
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain (loss), available for sale, net	$824	$95	$919	$2,747	$(182)	$2,565
Reclassification of realized gain, net	(1,822)	(18)	(1,840)	(1,541)	(133)	(1,674)
Unrealized loss, transfer from available for sale to held to maturity, net	7	—	7	10	—	10
Change in fair value of interest rate swap designated as a cash flow hedge, net	82	37	119	(1,029)	281	(748)
Accumulated other comprehensive income (loss)	$(909)	$114	$(795)	$187	$(34)	$153

	Nine months ended September 30,
	2017			2016
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain (loss), available for sale, net	$(401)	$1,320	$919	$1,099	$1,466	$2,565
Reclassification of realized gain, net	(1,683)	(157)	(1,840)	(1,396)	(278)	(1,674)
Unrealized loss, transfer from available for sale to held to maturity, net	8	(1)	7	12	(2)	10
Change in fair value of interest rate swap designated as a cash flow hedge, net	5	114	119	(378)	(370)	(748)
Accumulated other comprehensive income (loss)	$(2,071)	$1,276	$(795)	$(663)	$816	$153

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. STOCK-BASED COMPENSATION
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
Stock Options
The Company uses a Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes option pricing model incorporates various highly subjective assumptions, including expected term and expected volatility. Stock option expense in the accompanying consolidated statements of income for the three and nine months ended September 30, 2017 was $57,000 and $0.2 million, respectively, and $48,000 and $0.1 million for the three and nine months ended September 30, 2016, respectively.
The assumptions presented below were used for the options granted during the nine months ended September 30, 2017.

Expected dividends	0.22%
Expected volatility	20.46%
Risk-free interest rate	2.19%
Expected term (in years)	7.0
Weighted-average grant date fair value	$5.39

At September 30, 2017, there was $0.7 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.98 years.
The table below summarizes stock option activity for the periods presented.

	Nine months ended September 30,
	2017		2016
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	319,364	$14.37	278,352	$14.37
Granted	36,177	20.25	46,512	14.28
Forfeited	(5,334)	14.00	—	—
Exercised	(17,791)	13.53	(2,166)	14.00
Outstanding at end of period	332,416	$15.06	322,698	$14.36
Exercisable at end of period	124,426	$14.38	91,383	$14.15

At September 30, 2017, the shares underlying outstanding stock options and exercisable stock options had aggregate intrinsic values of $3.0 million and $1.2 million, respectively.
Time Vested Restricted Stock Awards
During the nine months ended September 30, 2017 and 2016, the Company issued shares of time vested restricted stock with vesting terms ranging from 2 to 5 years. The total share-based compensation expense to be recognized for these awards is determined based on the market price of the Company’s common stock at the grant date applied to the total number of shares awarded and is amortized over the vesting period.
The table below summarizes the time vested restricted stock award activity for the periods presented.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30,
	2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of period	93,366	$14.75	60,592	$14.85
Granted	54,724	20.18	54,837	14.67
Forfeited	(8,259)	16.05	(2,550)	15.25
Earned and issued	(25,949)	14.80	(15,255)	14.80
Balance at end of period	113,882	$17.25	97,624	$14.76

At September 30, 2017, there was $1.7 million of unrecognized compensation cost related to time vested restricted stock awards that is expected to be recognized over a weighted average period of 3.38 years.

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS
The Company currently holds interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 2.9 years. The total notional amount of the derivative contracts is $50.0 million.
For the three and nine months ended September 30, 2017, a gain of $37,000 and $0.1 million, respectively, have been recognized in “Other comprehensive income” in the accompanying consolidated statements of comprehensive income for the change in fair value of the interest rate swaps compared to a gain of $0.3 million and a loss of $0.4 million, respectively, recognized for the three and nine months ended September 30, 2016. The swap contracts had a fair value of $0.2 million as of September 30, 2017 and have been recorded in “Other assets” in the accompanying consolidated balance sheet. The accumulated gain of $0.1 million included in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheet would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contracts.

NOTE 11. FAIR VALUES OF FINANCIAL INSTRUMENTS
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Loans – For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, 1-4 family residential), credit card loans, and other consumer loans are based on quoted market prices of similar instruments sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (for example, commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using market interest rates for comparable loans. Fair values for nonperforming loans, which are loans for which the accrual of interest has stopped or loans that are contractually 90 past due on which interest continues to accrue, are estimated using discounted cash flow analyses or underlying collateral values, where applicable. The Company classifies loans in level 3 of the fair value hierarchy.
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

	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Assets:
Obligations of other U.S. government agencies	$55,496	$—	$55,496	$—
Obligations of state and political subdivisions	35,531	—	15,933	19,598
Corporate bonds	16,558	—	15,230	1,328
Residential mortgage-backed securities	115,789	—	115,789	—
Commercial mortgage-backed securities	3,177	—	3,177	—
Equity securities	1,011	1,011	—	—
Derivative financial instruments	184	—	184	—
Total assets	$227,746	$1,011	$205,809	$20,926

December 31, 2016
Assets:
Obligations of other U.S. government agencies	$29,490	$—	$29,490	$—
Obligations of state and political subdivisions	27,855	—	10,199	17,656
Corporate bonds	14,968	—	14,344	624
Residential mortgage-backed securities	87,588	—	87,588	—
Commercial mortgage-backed securities	2,444	—	2,444	—
Equity securities	706	706	—	—
Derivative financial instruments	8	—	8	—
Total assets	$163,059	$706	$144,073	$18,280

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or Level 3 inputs, for the three months ended September 30, 2017 and September 30, 2016 (dollars in thousands).

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2016	$17,656	$624	$18,280
Realized gains (losses) included in net income	—	—	—
Unrealized gains (losses) included in other comprehensive income	1,942	4	1,946
Purchases	—	700	700
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at September 30, 2017	$19,598	$1,328	$20,926

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2015	$10,395	$1,136	$11,531
Realized gains (losses) included in net income	—	—	—
Unrealized gains (losses) included in other comprehensive income	319	(27)	292
Purchases	9,065	—	9,065
Sales	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(485)	(485)
Balance at September 30, 2016	$19,779	$624	$20,403
Fair Value of Assets Measured on a Nonrecurring Basis
Assets measured at fair value on a nonrecurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
September 30, 2017
Impaired loans	$384	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	32%
December 31, 2016
Impaired loans	$801	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	1% - 100%	32%

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2017 or December 31, 2016.

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	September 30, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$48,508	$48,508	$48,508	$—	$—
Investment securities	246,868	246,873	1,011	212,264	33,598
Other equity securities	7,744	7,744	—	7,744	—
Loans, net of allowance	1,102,916	1,100,267	—	—	1,100,267
Derivative financial instruments	184	184	—	184	—

Financial liabilities:
Deposits, noninterest-bearing	$175,130	$175,130	$—	$175,130	$—
Deposits, interest-bearing	926,232	903,300	—	—	903,300
FHLB short-term advances and repurchase agreements	144,492	144,492	—	144,492	—
FHLB long-term advances	43,100	42,777	—	—	42,777
Junior subordinated debt	3,609	3,316	—	—	3,316
Subordinated debt	18,600	18,820	—	18,820	—

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

NOTE 12. INCOME TAXES
The expense for income taxes and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Income tax expense	$1,032	$747	$2,756	$2,758
Effective tax rate	32.6%	26.8%	31.8%	31.4%

The effective tax rates differ from the statutory tax rate of 35% largely due to tax exempt interest income earned on certain investment securities.

NOTE 13. COMMITMENTS AND CONTINGENCIES
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
The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	September 30, 2017	December 31, 2016
Commitments to extend credit
Loan commitments	$176,517	$142,891
Standby letters of credit	703	1,008
Additionally, at September 30, 2017, the Company had unfunded commitments of $0.3 million for its investment in Small Business Investment Company qualified funds.

During the third quarter of 2017, the Company announced that it has entered into a definitive agreement (the “Agreement”) to acquire BOJ Bancshares, Inc. (“BOJ”) and its wholly-owned subsidiary, The Highlands Bank, in Jackson, Louisiana. The acquisition would add five branch locations in the Company’s existing Baton Rouge market. The transaction, which has been unanimously approved by each company’s board of directors, is expected to close in the fourth quarter of 2017 and is subject to customary closing conditions, including obtaining approval by BOJ’s shareholders. The BOJ special meeting of shareholders to vote upon the Agreement has been called for November 15, 2017. The Company has received regulatory approvals from the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Louisiana Office of Financial Institutions.

Under the terms of the Agreement, consideration will be paid to the shareholders of BOJ in the form of cash and shares of the Company’s common stock. Shareholders of BOJ will be entitled to receive an aggregate amount of cash consideration equal to $3.95 million, subject to certain adjustments. BOJ will also be entitled to receive an aggregate of 799,559 shares of Investar common stock, subject to adjustment. Assuming no adjustments to the merger consideration under the terms of the Agreement, the transaction is valued at approximately $22.78 million based upon the closing price of Investar’s common stock of $23.55 on October 17, 2017. It is expected that shareholders of BOJ will own approximately 8% of the combined company following the acquisition.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

With respect to potential adjustments to the merger consideration, the Agreement includes two collar mechanisms that could result in a modification to the number of shares of the Company’s common stock to be issued. Fewer shares would be issued if the average closing price of the Company’s common stock for the ten consecutive trading days prior to the closing date is greater than $26.11, and more shares would be issued if such average closing price is less than $20.43. As a result of these collar mechanisms, the implied value of the aggregate merger consideration will not fluctuate above $24.8 million or below $20.3 million due to changes in the market price of the Company’s common stock. The parties are not obligated to close the transaction if such average closing price is not greater than $19.50. In addition, the aggregate merger consideration is subject to a dollar-for-dollar downward adjustment to the extent that BOJ’s adjusted tangible shareholders’ equity, as defined in the Agreement, is less than $16.5 million as of a date to be determined by BOJ that is within ten days prior to the closing of the merger. If this downward adjustment is triggered, both the aggregate cash consideration and aggregate stock consideration would be reduced pro rata.

At September 30, 2017, BOJ had, on a consolidated basis, approximately $154 million in assets, $108 million in net loans, $126 million in deposits, and $17 million in stockholders’ equity. The Highlands Bank offers a full range of banking products and services to the residents of East Feliciana, West Feliciana, and East Baton Rouge Parishes through its main office and four branch locations.

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
Overview
Through our wholly-owned subsidiary Investar Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses in our primary areas of operation in South Louisiana: Baton Rouge, New Orleans, Lafayette, Hammond, and their surrounding metropolitan areas. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. Our strategy includes organic growth through high quality loans, and growth through acquisitions. During the nine months ended September 30, 2017, we opened two de novo branches - one in the Baton Rouge market and one in the New Orleans market. We also completed the acquisition of Citizens Bancshares, Inc. (“Citizens”), and its wholly-owned subsidiary, Citizens Bank, located in Evangeline Parish, on July 1, 2017, further expanding our footprint in Louisiana. In August 2017, we announced that the Company has entered into a definitive agreement to acquire BOJ Bancshares, Inc. (“BOJ”) and its wholly-owned subsidiary, The Highlands Bank, in Jackson, Louisiana. The acquisition of BOJ, with its five branch locations in East Feliciana, West Feliciana and East Baton Rouge Parishes, would expand the Company’s branch footprint in its Baton Rouge market, further bolstering our core deposit base. We expect the acquisition to close in the fourth quarter of 2017. For additional information, see Note 13 to the unaudited consolidated financial statements.
We currently operate 15 full service branches. We continue to focus on growing our deposit base in our markets. We have completed three acquisitions since 2011 and regularly evaluate acquisition opportunities.
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
Pending Acquisition
During the third quarter of 2017, the Company announced that it has entered into a definitive agreement (the “Agreement”) to acquire BOJ. The transaction, which has been unanimously approved by each company’s board of directors, is expected to close in the fourth quarter of 2017 and is subject to customary closing conditions, including obtaining approval by BOJ’s shareholders. The BOJ special meeting of shareholders to vote upon the Agreement has been called for November 15, 2017. The Company has received regulatory approvals from the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Louisiana Office of Financial Institutions.

Under the terms of the Agreement, consideration will be paid to the shareholders of BOJ in the form of cash and shares of the Company’s common stock. Shareholders of BOJ will be entitled to receive an aggregate amount of cash consideration equal to $3.95 million, subject to certain adjustments. BOJ will also be entitled to receive an aggregate of 799,559 shares of the Company’s common stock, subject to adjustment. Assuming no adjustments to the merger consideration under the terms of the Agreement, the transaction is valued at approximately $22.78 million based upon the closing price of the Company’s common stock of $23.55 on October 17, 2017. It is expected that shareholders of BOJ will own approximately 8% of the combined company following the acquisition.

With respect to potential adjustments to the merger consideration, the merger agreement includes two collar mechanisms that could result in a modification to the number of shares of the Company’s common stock to be issued. Fewer shares would be issued if the average closing price of the Company’s common stock for the ten consecutive trading days prior to the closing date is greater than $26.11, and more shares would be issued if such average closing price is less than $20.43. As a result of these collar mechanisms, the implied value of the aggregate merger consideration will not fluctuate above $24.8 million or below $20.3 million due to changes in the market price of the Company’s common stock. The parties are not obligated to close the transaction if such average closing price is not greater than $19.50. In addition, the aggregate merger consideration is subject to a dollar-for-dollar downward adjustment to the extent that BOJ’s adjusted tangible shareholders’ equity, as defined in the Agreement, is less than $16.5 million as of a date to be determined by BOJ that is within ten days prior to the closing of the merger. If this downward adjustment is triggered, both the aggregate cash consideration and aggregate stock consideration would be reduced pro rata. Any BOJ shareholders not voting in favor of the merger agreement have statutory appraisal rights which, if properly perfected, would entitle them to receive, instead of the merger consideration, the fair value of their shares in cash; provided, that the Company is not obligated to complete the merger if such rights are exercised for more than 10% of the outstanding BOJ common stock.

At September 30, 2017, BOJ had, on a consolidated basis, approximately $154 million in assets, $108 million in net loans, $126 million in deposits, and $17 million in stockholders’ equity. The Highlands Bank offers a full range of banking products and services to the residents of East Feliciana, West Feliciana, and East Baton Rouge Parishes through its main office and four branch locations.
Discussion and Analysis of Financial Condition
The financial results for the three and nine months ended September 30, 2017 reflect the acquisition of Citizens beginning July 1, 2017. The acquisition of Citizens added three branch locations in Evangeline Parish with total assets of $250 million, total loans of $130 million, and total deposits of $212 million. During the three and nine months ended September 30, 2017, the Company recognized $0.8 million and $1.0 million, respectively, in expenses related to the acquisition of Citizens.
For the nine months ended September 30, 2017, net income was $5.9 million, or $0.72 per basic share and $0.71 per diluted share, compared to net income of $6.0 million, or $0.85 per basic share and $0.84 per diluted share, for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, our net interest margin was 3.32%, return on average assets was 0.62%, and return on average equity was 5.65%. From December 31, 2016 to September 30, 2017, total loans increased $217.1 million, or 24.3%, and total deposits increased $193.6 million, or 21.3%. As of September 30, 2017, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations.
Loans
General. Loans constitute our most significant asset, comprising 75.2% and 77.1% of our total assets at September 30, 2017 and December 31, 2016, respectively. Total loans increased $217.1 million, or 24.3%, to $1.1 billion at September 30, 2017 compared to $893.4 million at December 31, 2016 as a result of both the Citizens acquisition and organic growth in our business. Excluding acquired loans of $124.4 million, or 11.2% of the total loan portfolio, total loans at September 30, 2017 increased $92.7 million, or 10.4%, compared to $893.4 million at December 31, 2016.

The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands).

	September 30, 2017		December 31, 2016
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Construction and development	$122,501	11.0%	$90,737	10.2%
1-4 Family	252,003	22.7	177,205	19.8
Multifamily	50,770	4.6	42,759	4.8
Farmland	14,130	1.3	8,207	0.9
Commercial real estate
Owner-occupied	217,369	19.6	180,458	20.2
Nonowner-occupied	245,053	22.0	200,258	22.4
Total mortgage loans on real estate	901,826	81.2	699,624	78.3
Commercial and industrial	125,230	11.3	85,377	9.6
Consumer	83,465	7.5	108,425	12.1
Total loans	$1,110,521	100.0%	$893,426	100.0%
One to four family loans were $252.0 million at September 30, 2017, an increase of $74.8 million, or 42.2%, compared to $177.2 million at December 31, 2016. The increase in the 1-4 family portfolio is primarily a result of the $61.5 million 1-4 family loans acquired from Citizens.
At September 30, 2017, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $342.6 million, an increase of $76.8 million, or 28.9%, compared to $265.8 million at December 31, 2016. Included in the business lending portfolio at September 30, 2017 is $34.0 million, or 9.9% of the total portfolio, of loans acquired from Citizens.
Consumer loans totaled $83.5 million at September 30, 2017, a decrease of $24.9 million, or 23.0%, compared to $108.4 million at December 31, 2016. Excluding the consumer loans totaling $8.5 million acquired from Citizens, consumer loans at September 30, 2017 decreased $33.4 million, or 30.8%, compared to December 31, 2016. The decrease in consumer loans is attributable to the scheduled paydowns of the consumer loans, most of which relate to our former indirect auto loan business.
The following table sets forth loans outstanding at September 30, 2017, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less.

(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$101,011	$10,432	$9,156	$1,412	$490	$122,501
1-4 Family	40,801	93,559	43,950	27,091	46,602	252,003
Multifamily	5,177	26,932	16,220	893	1,548	50,770
Farmland	5,507	3,397	3,372	1,854	—	14,130
Commercial real estate
Owner-occupied	14,532	75,565	79,044	38,597	9,631	217,369
Nonowner-occupied	33,686	91,637	102,891	16,839	—	245,053
Total mortgage loans on real estate	200,714	301,522	254,633	86,686	58,271	901,826
Commercial and industrial	66,380	42,750	14,927	—	1,173	125,230
Consumer	4,039	69,795	9,147	361	123	83,465
Total loans	$271,133	$414,067	$278,707	$87,047	$59,567	$1,110,521

Loans Held for Sale. There were no loans held for sale at September 30, 2017 and December 31, 2016. Since the Bank discontinued accepting indirect auto loan applications at the end of 2015, which was the primary source of its consumer loan portfolio and loans held for sale, the consumer loan portfolio is expected to decrease over time, and loans are no longer held for sale. There were no gains on the sale of consumer loans recognized for the nine months ended September 30, 2017, compared to $0.3 million for the nine months ended September 30, 2016.
Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2017 and December 31, 2016, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.
We continue to monitor our loan portfolio for exposure to potential negative impacts of low oil and gas prices. We consider our direct exposure to the energy sector not to be significant, at approximately one percent of the total loan portfolio at September 30, 2017. Despite the prolonged suppressed prices of oil and gas, we have not experienced increased losses in our portfolio as a result. However, management continues to monitor the general economic conditions in our South Louisiana markets to consider how they may negatively affect our borrowers and their ability to service their debt. Management continually evaluates the allowance for loan losses based on several factors, including economic conditions, and currently believes that any potential negatively affected future cash flows related to these loans would be covered by the current allowance for loan losses.
Investment Securities
We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 16.7% of our total assets and totaled $246.9 million at September 30, 2017, an increase of $63.8 million, or 34.8%, from $183.1 million at December 31, 2016. The increase in investment securities at September 30, 2017 compared to December 31, 2016 primarily resulted from purchases of obligations of other U.S. government agencies and corporations and residential mortgage-backed securities.
The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	September 30, 2017		December 31, 2016
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of other U.S. government agencies and corporations	$55,496	22.5%	$29,490	16.1%
Obligations of state and political subdivisions	48,186	19.5	40,831	22.3
Corporate bonds	16,558	6.7	14,968	8.2
Residential mortgage-backed securities	122,440	49.6	94,703	51.7
Commercial mortgage-backed securities	3,177	1.3	2,444	1.3
Equity securities	1,011	0.4	706	0.4
Total	$246,868	100.0%	$183,142	100.0%
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

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio as of September 30, 2017 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of states and political subdivisions	$685	7.17%	$3,095	7.17%	$2,745	7.17%	$6,130	4.38%
Residential mortgage-backed securities	—	—	—	—	—	—	6,651	2.75
Available for sale:
Obligations of other U.S. government agencies and corporations	—	—	1,078	2.63	7,528	2.30	47,183	2.46
Obligations of states and political subdivisions	728	1.89	8,529	2.29	6,320	2.83	20,307	4.10
Corporate bonds	1,257	2.10	4,395	2.60	9,605	3.58	1,564	2.53
Residential mortgage-backed securities	—	—	734	2.02	1,977	2.24	113,535	2.19
Commercial mortgage-backed securities	—	—	1,012	1.84	2,206	2.50	—	—
	$2,670		$18,843		$30,381		$195,370
The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 35%.
Deposits
The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at September 30, 2017 and December 31, 2016 (dollars in thousands).

	September 30, 2017		December 31, 2016
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$175,130	15.9%	$108,404	11.9%
NOW accounts	192,503	17.5	171,556	18.9
Money market deposit accounts	147,096	13.3	123,079	13.6
Savings accounts	103,017	9.4	52,860	5.8
Time deposits	483,616	43.9	451,888	49.8
Total deposits	$1,101,362	100.0%	$907,787	100.0%
Total deposits were $1.1 billion at September 30, 2017, an increase of $193.6 million, or 21.3%, compared to December 31, 2016. Excluding deposits acquired from Citizens, or approximately $212.2 million, deposits at September 30, 2017 decreased $18.6 million, or 2.0%, compared to December 31, 2016. The decrease in total deposits exclusive of acquired deposits was driven by a decrease in time deposits of $62.3 million, or 13.8%, which was partially offset by increases of $23.3 million, or 21.5%, and $21.0 million, or 17.1%, in noninterest-bearing demand deposits and money market deposit accounts, respectively. In an effort to begin reducing its cost of funds and its dependency on non-retail certificates of deposit, during the third quarter of 2016, the Company began lowering its rates on time deposits, particularly Qwikrate® deposits, which are primarily deposits of other financial institutions. As a result of this strategy, as the Qwikrate® deposits have matured, many have not renewed with the Bank, which is the primary driver for the decrease in time deposits.

The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at September 30, 2017 and December 31, 2016 (dollars in thousands).

	September 30, 2017		December 31, 2016
	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Time remaining until maturity:
Three months or less	$36,929	$719	$59,639	$100
Over three months through six months	55,825	1,967	25,695	358
Over six months through twelve months	59,472	1,688	20,327	660
Over one year through three years	46,718	1,962	65,865	1,388
Over three years	8,008	2,173	8,684	297
	$206,952	$8,509	$180,210	$2,803
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
Securities sold under agreements to repurchase decreased $14.2 million to $24.9 million at September 30, 2017 from $39.1 million at December 31, 2016. Our advances from the FHLB were $162.7 million at September 30, 2017, an increase of $79.9 million, or 96.5%, from FHLB advances of $82.8 million at December 31, 2016. The increase in FHLB advances was used primarily to fund organic loan growth.
We had no outstanding balances drawn on unsecured lines of credit at September 30, 2017 or December 31, 2016. There was no outstanding balance on the secured revolving line of credit with TIB at September 30, 2017 compared to $1.0 million at December 31, 2016. The $3.6 million in junior subordinated debt at September 30, 2017 and December 31, 2016 represents the junior subordinated debentures that we assumed through acquisition. The carrying value of the Notes was $18.2 million at September 30, 2017.
The average balances and cost of funds of short-term borrowings for the nine months ended September 30, 2017 and 2016 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Federal funds purchased and other short-term borrowings	$91,914	$82,912	1.34%	1.07%
Securities sold under agreements to repurchase	35,167	28,506	0.30	0.20
Total short-term borrowings	$127,081	$111,418	1.05%	0.85%

Results of Operations
The results of operations for the three and nine months ended September 30, 2017 reflect the acquisition of Citizens beginning July 1, 2017.
Performance Summary
Three months ended September 30, 2017 vs. three months ended September 30, 2016. For the three months ended September 30, 2017, net income was $2.1 million, or $0.24 per basic and diluted share, compared to net income of $2.0 million, or $0.29 per basic and diluted share for the three months ended September 30, 2016. The decrease in basic and diluted earnings per share is mainly attributable to the increase in the weighted average number of common shares outstanding, which is primarily a result of the 1.6 million shares issued in a public offering at the end of the first quarter of 2017. Return on average assets decreased to 0.59% for the three months ended September 30, 2017 compared to 0.71% for the three months ended September 30, 2016, primarily due to a $303.3 million increase in average assets for the quarter ended September 30, 2017, as well as $0.8 million in acquisition related expenses recognized during the three months ended September 30, 2017. Return on average equity was 5.55% for the three months ended September 30, 2017 compared to 7.15% for the three months ended September 30, 2016, primarily due to a $39.1 million increase in average equity, which mainly resulted from a public offering of common stock in the first quarter of 2017, generating net proceeds of $32.5 million.
Nine months ended September 30, 2017 vs. Nine months ended September 30, 2016. For the nine months ended September 30, 2017, net income was $5.9 million, or $0.72 per basic share and $0.71 per diluted share, compared to net income of $6.0 million, or $0.85 per basic share and $0.84 diluted share for the nine months ended September 30, 2016. The decrease in basic and diluted earnings per share is mainly attributable to the increase in the weighted average number of common shares outstanding, discussed above. Return on average assets decreased to 0.62% for the nine months ended September 30, 2017 compared to 0.74% for the nine months ended September 30, 2016, primarily due to a $176.9 million increase in average assets for the nine months ended September 30, 2017, as well as $1.0 million in acquisition related expenses recognized during the same period. Return on average equity was 5.65% for the nine months ended September 30, 2017 compared to 7.17% for the nine months ended September 30, 2016, primarily due to a $27.9 million increase in average equity, which mainly resulted from the public offering of common stock discussed above.
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

Three months ended September 30, 2017 vs. three months ended September 30, 2016. Net interest income increased 31.8% to $11.5 million for the three months ended September 30, 2017 compared to $8.8 million for the same period in 2016. This increase is due primarily to the $199.5 million and $71.3 million increases in average loans and average investment securities, respectively, when compared to the same period in 2016, resulting in a $3.4 million increase in interest income, discussed in more detail below. Average interest-bearing deposits increased approximately $142.4 million and average short- and long-term borrowings increased $53.2 million for the three months ended September 30, 2017 when compared to the same period in 2016, resulting in a $0.7 million increase in interest expense, also discussed in more detail below. The increases in both average interest-earning assets and interest-bearing liabilities are results of both organic growth of the Company and the acquisition of Citizens.

Interest income was $14.4 million for the three months ended September 30, 2017 compared to $11.0 million for the same period in 2016. Loan interest income made up substantially all of our interest income for the three months ended September 30, 2017 and 2016. An increase in interest income of $2.6 million can be attributed to an increase in the volume of interest-earning assets and an increase of $0.8 million can be attributed to an increase in the yield earned on those assets. The overall yield on interest-earning assets was 4.26% and 4.06% for the three months ended September 30, 2017 and 2016, respectively. The loan portfolio yielded 4.76% for the three months ended September 30, 2017 compared to 4.54% for the three months ended September 30, 2016, while the yield on the investment portfolio was 2.33% for the three months ended September 30, 2017 compared to 2.19% for the three months ended September 30, 2016.

Interest expense was $2.9 million for the three months ended September 30, 2017, an increase of $0.7 million compared to interest expense of $2.2 million for the three months ended September 30, 2016, as a result of an increase of $0.4 million attributed to volume and $0.3 million attributed to the increase in the rate of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $195.6 million for the three months ended September 30, 2017 compared to the same period in 2016 mainly as a result of a $53.2 million increase in short- and long-term borrowings. The increase in short-term borrowings is attributable to our liquidity needs, while the increase in long-term borrowings is a result of the Company’s sale of its Notes, discussed in Borrowings above. The cost of deposits decreased seven basis points to 0.91% for the quarter ended September 30, 2017 compared to 0.98% for the quarter ended September 30, 2016 as a result of the decrease in the cost of savings deposits and time deposits. The cost of interest-bearing liabilities increased seven basis points to 1.05% for the three months ended September 30, 2017 compared to 0.98% for the same period in 2016, primarily as a result of an increase in the cost of short- and long-term borrowings.
Net interest margin was 3.40% for the three months ended September 30, 2017, an increase of 17 basis points from 3.23% for the three months ended September 30, 2016. The increase in net interest margin is mainly attributable to the 20 basis point increase in yield on interest-earning assets.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended September 30, 2017 and 2016. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended September 30,
	2017			2016
	Average Balance	Interest Income/ Expense (1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,073,800	$12,893	4.76%	$874,272	$10,011	4.54%
Securities:
Taxable	203,407	1,193	2.33	136,047	728	2.12
Tax-exempt	34,659	206	2.36	30,733	192	2.48
Interest-earning balances with banks	34,589	150	1.72	34,093	62	0.72
Total interest-earning assets	1,346,455	14,442	4.26	1,075,145	10,993	4.06
Cash and due from banks	22,626			7,138
Intangible assets	13,283			3,248
Other assets	63,007			56,273
Allowance for loan losses	(7,442)			(7,213)
Total assets	$1,437,929			$1,134,591
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$337,846	$604	0.71%	$262,841	$433	0.65%
Savings deposits	102,331	139	0.54	51,924	88	0.67
Time deposits	486,837	1,394	1.14	469,826	1,413	1.19
Total interest-bearing deposits	927,014	2,137	0.91	784,591	1,934	0.98
Short-term borrowings	122,456	367	1.19	98,286	237	0.96
Long-term debt	51,642	400	3.07	22,644	69	1.21
Total interest-bearing liabilities	1,101,112	2,904	1.05	905,521	2,240	0.98
Noninterest-bearing deposits	173,212			102,736
Other liabilities	11,419			13,278
Stockholders’ equity	152,186			113,056
Total liabilities and stockholders’ equity	$1,437,929			$1,134,591
Net interest income/net interest margin		$11,538	3.40%		$8,753	3.23%

(1)
Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the three months ended September 30, 2017 compared to the same period in 2016 (dollars in thousands).

	Three months ended September 30, 2017 vs. three months ended September 30, 2016
	Volume	Rate	Net(1)
Interest income:
Loans	$2,285	$597	$2,882
Securities:
Taxable	360	105	465
Tax-exempt	25	(11)	14
Interest-earning balances with banks	1	87	88
Total interest-earning assets	2,671	778	3,449
Interest expense:
Interest-bearing demand deposits	124	47	171
Savings deposits	86	(35)	51
Time deposits	51	(70)	(19)
Short-term borrowings	58	72	130
Long-term debt	88	243	331
Total interest-bearing liabilities	407	257	664
Change in net interest income	$2,264	$521	$2,785

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
Nine months ended September 30, 2017 vs. nine months ended September 30, 2016. Net interest income increased 14.4% to $29.7 million for the nine months ended September 30, 2017 from $26.0 million for the same period in 2016. This increase is primarily due to the $107.8 million and $52.9 million increases in average loans and average investment securities, respectively, when compared to the same period in 2016, resulting in a $5.3 million increase in interest income, discussed in more detail below. Average interest-bearing deposits and average short- and long-term borrowings increased approximately $83.6 million and $28.9 million, respectively, for the nine months ended September 30, 2017 when compared to the same period in 2016, resulting in a $1.5 million increase in interest expense, also discussed in more detail below. The increases in both average interest-earning assets and interest-bearing liabilities are a result of both organic growth of the Company and the acquisition of Citizens.
Interest income was $37.4 million for the nine months ended September 30, 2017, an increase of $5.3 million, or 16.5%, compared to $32.1 million for the same period in 2016. Loan interest income made up substantially all of our interest income for the nine months ended September 30, 2017 and 2016. The increase in interest income was a result of continued growth of the Company’s loan and investment portfolios organically and through acquisition, with an increase in interest income of $4.6 million due to an increase in the volume of interest-earning assets and an increase of $0.7 million attributed to the increase in the yield earned on those assets. The overall yield on interest-earning assets increased three basis points to 4.18% for the nine months ended September 30, 2017 compared to 4.15% for the same period in 2016. The loan portfolio yielded 4.66% and 4.57% for the nine months ended September 30, 2017 and 2016, respectively. The yield on the investment portfolio was 2.37% for the nine months ended September 30, 2017 compared to 2.34% for the nine months ended September 30, 2016.
Interest expense was $7.7 million for the nine months ended September 30, 2017, an increase of $1.6 million compared to interest expense of $6.1 million for the nine months ended September 30, 2016, as a result of increases in both the volume and cost of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $112.5 million for the nine months ended September 30, 2017 compared to the same period in 2016, resulting from acquired deposits, an increase in short-term borrowings to fund liquidity needs, and an increase in long-term borrowings from the issuance and sale of the Company’s Notes, discussed in Borrowings above. The cost of interest-bearing liabilities increased 11 basis points to 1.05% for the nine months ended September 30, 2017 compared to 0.94% for the same period in 2016, primarily as a result of the cost of short- and long-term borrowings.

Net interest margin was 3.32% for the nine months ended September 30, 2017, down four basis points from 3.36% for the nine months ended September 30, 2016. The decrease in net interest margin is attributable to the increase in the cost of interest-bearing liabilities discussed above.
Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the nine months ended September 30, 2017 and 2016. Averages presented in the table below are daily averages (dollars in thousands).

	Nine months ended September 30,
	2017			2016
	Average Balance	Interest Income/ Expense (1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$960,868	$33,456	4.66%	$853,116	$29,277	4.57%
Securities:
Taxable	173,273	3,044	2.35	125,982	2,172	2.30
Tax-exempt	31,540	583	2.47	25,920	495	2.54
Interest-earning balances with banks	29,238	296	1.35	25,608	146	0.76
Total interest-earning assets	1,194,919	37,379	4.18	1,030,626	32,090	4.15
Cash and due from banks	13,180			7,335
Intangible assets	6,612			3,228
Other assets	58,401			54,478
Allowance for loan losses	(7,265)			(6,770)
Total assets	$1,265,847			$1,088,897
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$307,369	$1,616	0.70%	$249,960	$1,205	0.64%
Savings deposits	69,194	308	0.60	52,596	265	0.67
Time deposits	440,956	3,893	1.18	431,328	3,742	1.16
Total interest-bearing deposits	817,519	5,817	0.95	733,884	5,212	0.95
Short-term borrowings	127,081	1,000	1.05	111,418	710	0.85
Long-term debt	37,479	862	3.08	24,243	210	1.15
Total interest-bearing liabilities	982,079	7,679	1.05	869,545	6,132	0.94
Noninterest-bearing deposits	133,675			95,225
Other liabilities	10,166			12,135
Stockholders’ equity	139,927			111,992
Total liabilities and stockholders’ equity	$1,265,847			$1,088,897
Net interest income/net interest margin		$29,700	3.32%		$25,958	3.36%

(1)
Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the nine months ended September 30, 2017 compared to the same period in 2016 (dollars in thousands).

	Nine months ended September 30, 2017 vs. Nine months ended September 30, 2016
	Volume	Rate	Net(1)
Interest income:
Loans	$3,698	$481	$4,179
Securities:
Taxable	815	57	872
Tax-exempt	107	(19)	88
Interest-earning balances with banks	21	129	150
Total interest-earning assets	4,641	648	5,289
Interest expense:
Interest-bearing demand deposits	277	134	411
Savings deposits	83	(40)	43
Time deposits	84	67	151
Short-term borrowings	100	190	290
Long-term debt	115	537	652
Total interest-bearing liabilities	659	888	1,547
Change in net interest income	$3,982	$(240)	$3,742

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Noninterest Income
Noninterest income includes, among other things, fees generated from our deposit services, gain on sale of investment securities, fixed assets, other real estate owned and loans, and servicing fees and fee income on serviced loans. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.
Three months ended September 30, 2017 vs. three months ended September 30, 2016. Total noninterest income increased $0.2 million, or 13.4%, to $1.2 million for the three months ended September 30, 2017 compared to $1.0 million for the three months ended September 30, 2016. The increase in noninterest income is mainly attributable to the $0.2 million increase in both service charges on deposit accounts and gain on sale of fixed assets, offset by decreases in the gain on sale of investment securities and servicing fees and fee income on serviced loans. The increase in the service charges on deposit accounts is attributable to the increase in deposits as a result of the Citizens acquisition. During the three months ended September 30, 2017, the Company recognized a $0.2 million gain on sale of fixed assets for the sale of the land and building of one of the Bank’s former branch locations.
Servicing fees and fee income on serviced loans, which are fees collected for servicing loans which have been sold and are held in our servicing portfolio, decreased $0.1 million, or 31.0%, to $0.4 million for the three months ended September 30, 2017 compared to $0.5 million for the same period in 2016. The Bank’s servicing portfolio primarily consists of indirect auto loans. As this portfolio of loans ages, and consequently decreases in principal value, the servicing fees and fee income on serviced loans earned will continue to decrease.
Nine months ended September 30, 2017 vs. nine months ended September 30, 2016. Total noninterest income decreased $1.7 million, or 37.6%, to $2.9 million for the nine months ended September 30, 2017 compared to $4.6 million for the nine months ended September 30, 2016. The decrease in noninterest income is mainly attributable to the $1.0 million decrease in gain on sale of fixed assets when compared to the nine months ended September 30, 2016. There was also a $0.5 million decrease in servicing fees and fee income on serviced loans and a $0.3 million decrease in gain on sale of loans when compared to the nine months ended September 30, 2017. The gain on sale of fixed assets recognized during the nine months ended September 30, 2016 resulted from the sale of the land and building of one of the Bank’s branch locations to a healthcare company.

Other operating income primarily consists of interchange fees, credit card fees, ATM surcharge income, and the net change in the value of bank owned life insurance, among other items. Other operating income was $0.8 million for the nine months ended September 30, 2017 compared to $0.7 million for the same period in 2016.
Noninterest Expense
Three months ended September 30, 2017 vs. three months ended September 30, 2016. Total noninterest expense was $9.1 million for the three months ended September 30, 2017, an increase of $2.6 million, or 39.3%, compared to the same period in 2016. The increase is mainly attributable to a $1.2 million increase in salaries and employee benefits and a $0.8 million increase in acquisition expenses. The increase in salaries and employee benefits is mainly attributable to the additional employees acquired through the Citizens acquisition, as well as additional lenders and treasury management employees hired during the quarter ended September 30, 2017. In addition, the Company opened two de novo branch locations in June 2017 which required the hiring of additional employees. The increase in acquisition expenses when compared to the quarter ended September 30, 2016 is directly related to the Citizens acquisition that was completed on July 1, 2017.
Nine months ended September 30, 2017 vs. nine months ended September 30, 2016. Total noninterest expense was $22.7 million for the nine months ended September 30, 2017, an increase of $2.7 million, or 13.5%, compared to the same period in 2016. The increase is mainly attributable to a $1.5 million increase in salaries and employee benefits and a $1.0 million increase in acquisition expenses for the reasons discussed above. There were also increases in depreciation and amortization and other operating expenses, mainly as a result of the Citizens acquisition, offset by decreases in customer reimbursements and professional fees.
Income Tax Expense
Income tax expense for the three months ended September 30, 2017 was $1.0 million, an increase of $0.3 million, compared to the three months ended September 30, 2016. The effective tax rate for the three months ended September 30, 2017 and 2016 was 32.6% and 26.8%, respectively. The Company recorded a $0.1 million tax benefit during the quarter ended September 30, 2016 related to the filing of its 2015 tax return, which contributed to the lower effective tax rate.
Income tax expense for both the nine months ended September 30, 2017 and 2016 was $2.8 million. The effective tax rate for the nine months ended September 30, 2017 and 2016 was 31.8% and 31.4%, respectively.
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

At September 30, 2017 and December 31, 2016, there were no loans classified as doubtful or loss, while there were $6.6 million and $3.7 million, respectively, of loans classified as substandard. At September 30, 2017 and December 31, 2016, $0.5 million and $0.6 million, respectively, of loans were classified as special mention. The increase in substandard loans primarily relates to loans acquired in the Citizens acquisition. These loans were recorded at their acquisition date fair values, based on expected cash flows and credit related losses. As a result, the increase in substandard loans during the period had minimal impact on our provision for loan losses and related allowance.
An external loan review consultant is engaged annually to review approximately 60% of commercial loans, utilizing a risk-based approach designed to maximize the effectiveness of the review. In addition, credit analysts periodically review smaller dollar commercial loans to identify negative financial trends related to any one borrower, any related groups of borrowers or an industry. All loans not categorized as pass are put on an internal watch list, with quarterly reports to the board of directors. In addition, a written status report is maintained by our special assets division for all commercial loans categorized as substandard or worse. We use this information in connection with our collection efforts.
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
Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by type. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $7.6 million at September 30, 2017, up from $7.1 million at December 31, 2016, as we increased our loan loss provisioning to reflect our nonperforming loans and organic loan growth.

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
Impaired loans at September 30, 2017 were $3.5 million compared to $4.4 million at December 31, 2016. At September 30, 2017 and December 31, 2016, $0.3 million and $0.4 million, respectively, of the allowance for loan losses was specifically allocated to impaired loans.
The provision for loan losses is a charge to expense in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the three months ended September 30, 2017 and 2016, the provision for loan losses was $0.4 million and $0.5 million, respectively.
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
The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	September 30, 2017	December 31, 2016
Construction and development	$848	$579
1-4 Family	1,259	1,377
Multifamily	340	355
Farmland	60	60
Commercial real estate	3,263	2,499
Total mortgage loans on real estate	5,770	4,870
Commercial and industrial	741	759
Consumer	1,094	1,422
Total	$7,605	$7,051
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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Allowance at beginning of period	$7,320	$7,091	$7,051	$6,128
Provision for loan losses	420	450	1,145	1,704
Charge-offs:
Mortgage loans on real estate:
Construction and development	—	—	—	(14)
1-4 Family	—	—	—	(7)
Commercial and industrial	(77)	—	(270)	—
Consumer	(78)	(173)	(365)	(488)
Total charge-offs	(155)	(173)	(635)	(509)
Recoveries
Mortgage loans on real estate:
Construction and development	14	4	28	10
1-4 Family	2	3	4	11
Commercial real estate	—	—	—	1
Commercial and industrial	—	—	—	20
Consumer	4	8	12	18
Total recoveries	20	15	44	60
Net charge-offs	(135)	(158)	(591)	(449)
Balance at end of period	$7,605	$7,383	$7,605	$7,383
Net charge-offs to:
Loans - average	0.01%	0.02%	0.06%	0.06%
Allowance for loan losses	1.78%	2.14%	7.77%	6.08%
Allowance for loan losses to:
Total loans	0.68%	0.87%	0.68%	0.87%
Total loans, excluding acquired loans(1)	0.77%	0.87%	0.77%	0.87%
Nonperforming loans	349.64%	82.44%	349.64%	82.44%
Nonperforming loans, excluding acquired loans(2)	541.62%	82.44%	541.62%	82.44%
The allowance for loan losses to total loans ratio decreased to 0.68% at September 30, 2017 compared to 0.87% at September 30, 2016. The allowance for loan losses to nonperforming loans ratio increased to 349.64% at September 30, 2017 compared to 82.44% at September 30, 2016. The increase in the allowance for loan losses to nonperforming loans ratio at September 30, 2017 is due to a $6.8 million decrease in nonperforming loans compared to September 30, 2016. The decrease in nonperforming loans compared to September 30, 2016 is mainly attributable to one $4.7 million owner-occupied commercial real estate loan relationship and one $2.7 million commercial and industrial loan relationship that were not performing at September 30, 2016.
At September 30, 2017, the allowance for loan losses did not include a balance related to acquired loans, which were recorded at fair value on the date of acquisition. The allowance for loan losses to total loans, excluding acquired loans ratio decreased to 0.77% at September 30, 2017 compared to 0.87% at September 30, 2016. The allowance for loan losses to nonperforming loans, excluding acquired loans ratio increased to 541.62% at September 30, 2017 compared to 82.44% at September 30, 2016. Nonperforming loans, excluding acquired loans of $0.8 million, were $1.4 million at September 30, 2017, compared to $2.0 million at December 31, 2016, and $9.0 million at September 30, 2016. The decrease in nonperforming loans at September 30, 2017 compared to September 30, 2016 is discussed above.
Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the three and nine months ended September 30, 2017 were $0.1 million and $0.6 million, respectively, equal to 0.01% and 0.06%, respectively, of our average loan balance for the respective period. Net charge-offs for the three and nine months ended September 30, 2016 were $0.2 million and $0.4 million, respectively, equal to 0.02% and 0.06%, respectively, of our average loan balance as of that date.

Management believes the allowance for loan losses at September 30, 2017 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

(1)	Non-GAAP measure; see reconciliation below.

		September 30, 2017
		2017	2016
Total loans	(a)	$1,110,521	$846,828
Acquired loans	(b)	124,394	—
Allowance for loan losses	(c)	7,605	7,383
Allowance for loan losses to total loans, excluding acquired loans	(c)/(a-b)	0.77%	0.87%

(2)	Non-GAAP measure; see reconciliation below.

		September 30, 2017
		2017	2016
Total nonperforming loans	(a)	$2,175	$8,956
Nonperforming loans acquired	(b)	771	—
Allowance for loan losses	(c)	7,605	7,383
Allowance for loan losses to nonperforming loans, excluding acquired loans	(c)/(a-b)	541.62%	82.44%
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
There were eighteen loans classified as TDRs at September 30, 2017 that totaled approximately $1.6 million, compared to eighteen loans totaling $2.4 million at December 31, 2016. Eight restructured loans were considered TDRs due to a modification of terms through adjustments to maturity, nine restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to modification of terms through principal payment forbearance for a specified period of time. As of September 30, 2017 and December 31, 2016, all restructured loans were performing under their modified terms. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.

The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans where information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	September 30, 2017	December 31, 2016
Nonaccrual loans	$1,833	$1,978
Accruing loans past due 90 days or more	342	1
Total nonperforming loans	2,175	1,979
Restructured loans	1,644	2,399
Total nonperforming and restructured loans	$3,819	$4,378
Interest income recognized on nonperforming and restructured loans	$114	$169
Interest income foregone on nonperforming and restructured loans	$73	$159
Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 0.20% and 0.22% of total loans at September 30, 2017 and December 31, 2016, respectively.
Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. Other real estate owned with a cost basis of $0.4 million and $0.5 million was sold during the three and nine months ended September 30, 2017, respectively, resulting in a net gain of $37,000 and $32,000 for the respective periods. For the nine months ended September 30, 2016, other real estate owned with a cost basis of $0.5 million was sold resulting in a net gain of $11,000. There were no sales of other real estate owned during the three months ended September 30, 2016.
The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	September 30, 2017	December 31, 2016
Construction and development	$218	$270
Commercial real estate	3,612	3,795
Total other real estate owned	$3,830	$4,065
Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Nine months ended September 30,
	2017	2016
Balance, beginning of period	$4,065	$725
Transfers from loans	—	30
Acquired other real estate owned	429	—
Sales of other real estate owned	(481)	(469)
Write-downs	(183)	(7)
Balance, end of period	$3,830	$279
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
Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At September 30, 2017, the Bank was within the policy guidelines for asset/liability management.
The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of September 30, 2017
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+300	(3.3)%
+200	(2.0)%
+100	(0.9)%
-100	3.8%
-200	1.3%
-300	1.1%

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At September 30, 2017 and December 31, 2016, 73.2% and 75.9% of our total assets, respectively, were funded by core deposits.
Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At September 30, 2017, securities with a carrying value of $84.0 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $77.5 million in pledged securities at December 31, 2016.
Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2017, the balance of our outstanding advances with the FHLB was $162.7 million, an increase from $82.8 million at December 31, 2016. The total amount of the remaining credit available to us from the FHLB at September 30, 2017 was $327.0 million. Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by U.S. Treasury and agency securities. We had $24.9 million of repurchase agreements outstanding as of September 30, 2017, compared to $39.1 million of repurchase agreements outstanding as of December 31, 2016. We maintain unsecured lines of credit with other commercial banks totaling $55.0 million. The lines of credit mature at various times within the next year. We had no outstanding balances on our unsecured lines of credit at September 30, 2017 and December 31, 2016. We also have a secured $20.0 million revolving line of credit with TIB maturing in June 2018. There was no outstanding balance on the revolving line of credit at September 30, 2017 compared to a $1.0 million outstanding balance at December 31, 2016.
Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. We do not hold any brokered deposits, as defined for federal regulatory purposes, although we do hold QwikRate® deposits, included in our time deposit balances, which we obtain through a qualified network to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At September 30, 2017, we held $75.1 million of QwikRate® deposits, down from $123.2 million at December 31, 2016.
The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three months ended September 30, 2017 and 2016.

	Percentage of Total		Cost of Funds		Percentage of Total		Cost of Funds
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Noninterest-bearing demand deposits	14%	10%	—%	—%	12%	10%	—%	—%
Interest-bearing demand deposits	26	26	0.71	0.65	28	26	0.70	0.64
Savings accounts	8	5	0.54	0.67	6	5	0.60	0.67
Time deposits	38	47	1.14	1.19	40	45	1.18	1.16
Short-term borrowings	10	10	1.19	0.96	11	12	1.05	0.85
Long-term borrowed funds	4	2	3.07	1.21	3	2	3.08	1.15
Total deposits and borrowed funds	100%	100%	0.90%	0.88%	100%	100%	0.92%	0.85%
Capital Management. Our primary sources of capital include retained earnings, capital obtained through acquisitions, and proceeds from the sale of our capital stock and subordinated debt. We are subject to various regulatory capital requirements administered by the Federal Reserve and the FDIC which specify capital tiers, including the following classifications.

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
The Company and the Bank each were in compliance with all regulatory capital requirements as of September 30, 2017 and December 31, 2016. The Bank also was considered “well-capitalized” under the FDIC’s prompt corrective action regulations as of these dates. The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
September 30, 2017
Investar Holding Corporation:
Tier 1 leverage capital	$144,276	10.13%	$—	—%
Common equity tier 1 capital	140,776	11.86	—	—
Tier 1 capital	144,276	12.15	—	—
Total capital	170,038	14.32	—	—
Investar Bank:
Tier 1 leverage capital	159,514	11.21	71,171	5.00
Common equity tier 1 capital	159,514	13.46	77,042	6.50
Tier 1 capital	159,514	13.46	94,821	8.00
Total capital	167,119	14.10	118,527	10.00

December 31, 2016
Investar Holding Corporation:
Tier 1 leverage capital	$115,312	10.10%	$—	—%
Common equity tier 1 capital	111,812	11.40	—	—
Tier 1 capital	115,312	11.75	—	—
Total capital	122,363	12.47	—	—
Investar Bank:
Tier 1 leverage capital	114,417	10.03	57,063	5.00
Common equity tier 1 capital	114,417	11.67	63,706	6.50
Tier 1 capital	114,417	11.67	78,408	8.00
Total capital	121,468	12.39	98,010	10.00

We augmented our capital in the quarter ended March 31, 2017 through both a common stock offering and a subordinated debt issuance. See Note 7. Subordinated Debt Securities and Note 8. Stockholders’ Equity for further information.

Off-Balance Sheet Transactions
The Bank entered into interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 2.9 years. The total notional amount of the derivative contracts is $50.0 million.
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

	September 30, 2017	December 31, 2016
Commitments to extend credit:
Loan commitments	$176,517	$142,891
Standby letters of credit	703	1,008
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.
Additionally, at September 30, 2017, the Company had unfunded commitments of $0.3 million for its investment in Small Business Investment Company qualified funds.
For the three months ended September 30, 2017 and for the year ended December 31, 2016, except as disclosed herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Contractual Obligations
The following table presents, as of September 30, 2017, contractual obligations to third parties by payment date (dollars in thousands).

	Payments Due In:
	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$617,746	$—	$—	$—	$617,746
Time Deposits	330,516	137,228	15,872	—	483,616
Securities sold under agreements to repurchase	24,892	—	—	—	24,892
Federal Home Loan Bank advances	119,600	13,100	—	30,000	162,700
Junior subordinated debt	—	—	—	3,609	3,609
Subordinated debt	—	—	—	18,600	18,600
Total contractual obligations(2)	$1,092,754	$150,328	$15,872	$52,209	$1,311,163

(1)	Excludes interest

(2)
On August 7, 2017, the Company announced that it has entered into a definitive agreement to acquire BOJ and its wholly-owned subsidiary, The Highlands Bank, as summarized in Note 2 to the unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk as of December 31, 2016 are set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2017 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” There have been no material changes in the Company’s market risk since December 31, 2016. Please refer to the information in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management” in this report for additional information about the Company’s market risk for the nine months ended September 30, 2017.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors
For information regarding risk factors that could affect Investar Holding Corporation’s (the “Company”) results of operations, financial condition and liquidity, see the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016 filed by the Company with the SEC on March 9, 2017.

The risk factors below relate to the recently completed acquisition of Citizens Bancshares, Inc. (“Citizens”) and its wholly-owned subsidiary, Citizens Bank, and the recently announced acquisition of BOJ Bancshares, Inc. (“BOJ”) and its wholly-owned subsidiary, The Highlands Bank.

The integration of Citizens and, if the acquisition is completed, BOJ, with the Company may be more difficult, costly or time-consuming than expected, and the anticipated benefits and cost savings of these and future acquisitions by the Company may not be realized.

The acquisition component of the Company’s growth strategy depends on the successful integration of these acquisitions. The Company and each of Citizens and BOJ have previously operated and, with respect to BOJ, will continue to operate until the completion of the acquisition, independently from each other. The success of each acquisition or proposed acquisition, including anticipated benefits and cost savings, will depend, in part, on the Company’s ability to successfully combine and integrate the businesses within the Company’s projected timeframe in a manner that permits growth opportunities and does not materially disrupt existing customer relationships or result in decreased revenues due to loss of customers.

A number of factors could affect the Company’s ability to successfully combine its business with Citizens and, if the acquisition is completed, with BOJ, including the following:

•	the potential for unexpected costs, delays and challenges that may arise in integrating acquisitions into the Company’s existing business;

•	unexpected obstacles to the Company’s ability to realize the expected cost savings and synergies from the acquisitions;

•	the Company’s ability to retain key employees and maintain relationships with significant customers and depositors of the acquired businesses;

•	diversion of management’s attention and resources during integration efforts;

•	challenges related to operating at new locations and in new geographic areas, including difficulties in identifying and gaining access to customers in new markets; and

•	discovery following an acquisition of previously unknown liabilities associated with the acquired business.

If the Company encounters significant difficulties in the integration process, the anticipated benefits of the acquisition or proposed acquisition may not be realized fully, or at all, or may take longer to realize than expected. Failure to achieve the anticipated benefits of the acquisition or proposed acquisition in the timeframes projected by the Company could result in increased costs and decreased revenues. This could have a dilutive effect on the combined company’s earnings per share. If the Company is unable to successfully integrate the businesses it acquires, the Company’s business, financial condition and results of operations may be materially adversely affected.

The acquisition of BOJ may not be consummated unless important conditions are satisfied.

The Company and BOJ expect the BOJ acquisition to close during the fourth quarter of 2017, but the acquisition is subject to a number of closing conditions. Satisfaction of many of these conditions is beyond the Company’s control. If these conditions are not satisfied or waived, the acquisition will not be completed or may be delayed and each of the Company and BOJ may lose some or all of the intended benefits of the merger. Certain of the conditions that remain to be satisfied include, but are not limited to:

•	the continued accuracy of the representations and warranties made by the parties in the merger agreement;

•	the performance by each party of its respective obligations under the merger agreement;

•	the absence of any injunction, order or decree restraining, enjoining or otherwise prohibiting the merger;

•	the absence of any material adverse change in the financial condition, business or results of operations of BOJ, Highlands Bank, the Company or Investar Bank;

•	receipt by the Company and BOJ from Fenimore, Kay, Harrison & Ford, LLP of a federal tax opinion that the merger qualifies as a “reorganization” within the meaning of Section 368(a) of the Code;

•	the adjusted tangible shareholders’ equity of BOJ, determined in accordance with the requirements of the merger agreement, being at least $16.0 million;

•	the average closing price for the Company’s common stock, calculated in accordance with the terms of the merger agreement, being an amount greater than $19.50; and

•	the approval by BOJ’s shareholders of the merger agreement and the merger.

As a result, the BOJ acquisition may not close as scheduled, or at all. In addition, either the Company or BOJ may terminate the merger agreement under certain circumstances.

If the acquisition of BOJ by the Company is not completed, including through the termination of the merger agreement by one or both of the parties, the Company will have incurred significant transaction expenses without realizing the expected benefits of the acquisition and could face negative impacts to its prospects and stock price.
The Company expects to incur significant costs associated with completing the proposed acquisition of BOJ, which are charged to earnings as incurred. If the proposed acquisition is not completed, these expenses will still be charged to earnings even though the Company would not have realized the expected benefits of the acquisition.

If the merger agreement with BOJ is terminated, there may be various adverse consequences to the Company. For example, the Company may have failed to pursue other beneficial opportunities due to the focus of management on the acquisition of BOJ, and there can be no assurance that the Company would be successful in competing with other financial institutions for other potential acquisition candidates. Additionally, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the acquisition will be completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
The table below provides the information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended September 30, 2017.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
July 1, 2017 to July 31, 2017	2,227	$22.90	—	241,243
August 1, 2017 to August 31, 2017	12,114	21.90	12,056	229,187
September 1, 2017 to September 30, 2017	143	22.30	—	229,187
	14,484	$22.06	12,056	229,187

(1)	Includes 2,428 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated August 4, 2017, by and among Investar Holding Corporation, BOJ Bancshares, Inc. and Investar Interim Corporation(1)

2.2	Agreement and Plan of Reorganization, dated March 8, 2017, by and among Investar Holding Corporation, Citizens Bancshares, Inc. and Investar Acquisition Company(2)

3.1	Restated Articles of Incorporation of Investar Holding Corporation(3)

3.2	Amended and Restated By-laws of Investar Holding Corporation(4)

4.1	Specimen Common Stock Certificate(5)

4.2	Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee(6)

4.3	Supplemental Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee(7)

10.1	Investar Holding Corporation 2017 Long-Term Incentive Compensation Plan(8)

10.2	Form of Voting Agreement, dated August 4, 2017, among Investar Holding Corporation, BOJ Bancshares, Inc. and the shareholders party thereto(9)

10.3	Form of Non-Competition and Confidentiality Agreements, dated August 4, 2017, between Investar Holding Corporation and all of the directors of BOJ Bancshares, Inc.(10)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as Annex A to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.

(2)	Filed as exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2017 and incorporated herein by reference.

(3)	Filed as exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

(4)	Filed as exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.

(5)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

(6)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(7)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(8)	Filed as exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 25, 2017 and incorporated herein by reference.

(9)	Filed as Exhibit B to Annex A to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.

(10)	Filed as Exhibit C to Annex A to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.

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

INVESTAR HOLDING CORPORATION

Date: November 9, 2017	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	/s/ Christopher L. Hufft
Christopher L. Hufft
Chief Financial Officer
(Principal Financial Officer)