Form 10-K
period 2017-12-31
Investar Holding Corp
filed 2018-03-16
CIK 1602658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number: 001-36522
____________________________________________________
Investar Holding Corporation
(Exact name of registrant as specified in its charter)
____________________________________________________

Louisiana (State or other jurisdiction of incorporation or organization)	27-1560715 (I.R.S. Employer Identification No.)
7244 Perkins Road, Baton Rouge, Louisiana 70808
(Address of principal executive offices, including zip code)
(225) 227-2222
(Registrant’s telephone number, including area code)
____________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock; $1.00 par value per share	Name of each exchange on which registered The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2017, was approximately $201,866,225.
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 9,514,193 shares outstanding as of March 16, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders of Investar Holding Corporation are incorporated by reference into Part III of the Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

PART I

Item 1. Business
General
Investar Holding Corporation (the “Company”), a Louisiana corporation incorporated in 2009, is a financial holding company headquartered in Baton Rouge, Louisiana that conducts its operations primarily through its wholly-owned subsidiary, Investar Bank (the “Bank”), a Louisiana commercial bank, chartered in 2006. Through the Bank, the Company offers a wide range of commercial banking products tailored to meet the needs of individuals and small to medium-sized businesses. The primary markets served are Baton Rouge, New Orleans, Hammond and Lafayette, Louisiana, and their surrounding metropolitan areas. These markets are served from our main office located in Baton Rouge and from nineteen additional full service branches located throughout our market areas. We have experienced significant growth since the Bank was chartered, completing acquisitions in 2011, 2013, and 2017, as described below in more detail, and establishing additional branches in our market areas. As of December 31, 2017, on a consolidated basis, the Company had total assets of $1.6 billion, net loans of $1.3 billion, total deposits of $1.2 billion, and stockholders’ equity of $172.7 million.
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
The information set forth in this Annual Report on Form 10-K is as of March 16, 2018, unless otherwise indicated herein.
Operations
General. We offer a full range of commercial and retail lending products throughout our market areas, including business loans to small to medium-sized businesses as well as loans to individuals. Our business lending products include owner-occupied commercial real estate loans, construction loans and commercial and industrial loans, such as term loans, equipment financing and lines of credit, while our loans to individuals include first and second mortgage loans, installment loans, and lines of credit. For business customers, we target small to medium-sized businesses and professional organizations such as law firms, accounting firms and medical practices.
Management considers all of our operations to be aggregated in one reportable operating segment, and accordingly, no separate segment disclosures are presented in this report. Please refer to our audited consolidated financial statements and the notes thereto in Item 8, Financial Statements and Supplementary Data, for information with respect to our revenues from external customers, profit or loss for the last three years, and total assets for the last two years. Neither we nor the Bank have any foreign operations.
Lending Activities. Income generated by our lending activities represents a substantial portion of our total revenue. For the years ended December 31, 2017, 2016 and 2015, income from our lending activities comprised 84%, 81% and 77%, respectively, of our total revenue.
Lending to Businesses. Our lending to small to medium-sized businesses falls into three general categories:

•
Commercial real estate loans. Approximately 49% of our total loans at December 31, 2017 were commercial real estate loans, which include multifamily, farmland and commercial real estate loans, with owner-occupied loans comprising approximately 44% of the commercial real estate loan portfolio. Commercial real estate loan terms generally are ten years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 120 months, and we generally charge an origination fee. We do not offer non-recourse loans. Risks associated with commercial real estate loans include, among other things, fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. We attempt to limit risk by analyzing a borrower’s cash flow and collateral value on an ongoing basis. Also, we typically require personal guarantees from the principal owners of the property, supported by a review of their personal financial statements, as an additional means of mitigating our risk.

•
Construction and development loans. Construction and development loans, which consist of loans for the construction of commercial projects, single family residential properties and multifamily properties, accounted for approximately 13% of our total loans at December 31, 2017. Our construction and development loans are made on both a “pre-sold” basis and on a “speculative” basis. Construction and development loans are generally made with a term of 6 to 18 months, with interest accruing at either a fixed or floating rate and paid monthly. These loans are secured by the underlying project being built. For construction loans, loan to value ratios range from 70% to 80% of the developed/completed value, while for development loans our loan to value ratios typically will not exceed 70% to 75% of such value. Speculative loans are based on the borrower’s financial strength and cash flow position, and we disburse funds in installments based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector.

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

•
Commercial and industrial loans. Commercial and industrial loans primarily consist of working capital lines of credit and equipment loans. We often make commercial loans to borrowers with whom we have previously made a commercial real estate loan. The terms of these loans vary by purpose and by type of underlying collateral. We make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the relevant piece of equipment. Loans to support working capital typically have terms not exceeding one year, and such loans are secured by accounts receivable or inventory. Fixed rate loans are priced based on collateral, term and amortization. The interest rate for floating rate loans is typically tied to the prime rate published in The Wall Street Journal. Commercial and industrial loans accounted for approximately 11% of our total loans at December 31, 2017.

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
Lending to Individuals. We make the following types of loans to our individual customers:

•
Consumer loans. Consumer loans represented 6% of our total loans at December 31, 2017. We make these loans (which are normally fixed-rate loans) to individuals for a variety of personal, family and household purposes, secured and unsecured installment and term loans, second mortgages, home equity loans and home equity lines of credit. Because many consumer loans are secured by depreciable assets such as cars, boats and trailers, the loans are amortized over the useful life of the asset. The amortization of second mortgages generally does not exceed 15 years and the rates generally are not fixed for more than 60 months. As a general matter, in underwriting these loans, our credit analysts review a borrower’s past credit history, past income level, debt history and, when applicable, cash flow, and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. A comparison of the value of the collateral, if any, to the proposed loan amount, is also a consideration in the underwriting process. Repayment of consumer loans depends upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. A shortfall in the value of any collateral also may pose a risk of loss to us for these types of loans.

Auto loans comprised the largest component of our consumer loans and third largest component of our overall loan portfolio, representing 73% of our total consumer loans and 4% of our total loans as of December 31, 2017. We have been an indirect lender for our auto loans, meaning that the loans have been originated by automobile dealerships and then assigned to us. These dealerships were selected based on our review of their operating history and the dealership’s reputation in the marketplace, which we believe helps to mitigate the risks of fraud or negligence by the dealership. At all times, the decision whether or not to provide financing resided with us.

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

•
Residential real estate. One-to-four family residential real estate loans, including second mortgage loans, comprised approximately 22% of our total loans at December 31, 2017. Second mortgage loans in this category include only loans we make to cover the gap between the purchase price of a residence and the amount of the first mortgage; all other second mortgage loans are considered consumer loans. Loan to value ratios do not typically exceed 80%, although some of the mortgage loans that we retain in our portfolio may have higher loan to value ratios. We use an independent appraiser to establish collateral values. We generate residential real estate mortgage loans through Bank referrals and contacts with real estate agents in our markets. We do not originate subprime residential real estate loans.

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
Other Banking Services. Investar Bank’s other banking services include cashiers’ checks, direct deposit of payroll and Social Security checks, night depository, bank-by-mail, automated teller machines with deposit automation and debit cards. We have also associated with nationwide networks of automated teller machines, enabling the Bank’s customers to use ATMs throughout Louisiana and other regions. We offer merchant card services through a third-party vendor and a business credit card product. The Bank does not offer trust services or insurance products.
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
Acquisition of Citizens Bancshares, Inc. On July 1, 2017, the Company completed its acquisition of Citizens Bancshares, Inc. (“Citizens”) and its wholly-owned subsidiary, Citizens Bank, headquartered in Ville Platte, Louisiana, with two additional branch locations in Mamou and Pine Prairie, Louisiana. The Company acquired all of the outstanding common stock of the former Citizens shareholders for a total cash consideration of $45.8 million. The Company acquired assets with a fair value of approximately $251 million, including $129 million in loans, assumed $212 million in deposits, and recognized $9.0 million in goodwill.
Acquisition of BOJ Bancshares, Inc. On December 1, 2017, the Company completed its acquisition of BOJ Bancshares, Inc. (“BOJ”) and its wholly-owned subsidiary, The Highlands Bank, headquartered in Jackson, Louisiana, with four additional branch locations in Baton Rouge, Slaughter, St. Francisville, and Zachary, Louisiana. The Company acquired all of the outstanding common stock of the former BOJ shareholders for a total consideration of $22.7 million, $3.95 million of which was cash with the remaining in the form of 799,559 shares of the Company’s common stock. The Company acquired assets with a fair value of approximately $152 million, including $103 million in loans, assumed $126 million in deposits, and recognized $5.4 million in goodwill.
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
The following table sets forth certain information about our total deposits and our market share and is shown proforma, including the total deposits for Citizens Bank and The Highlands Bank, as of June 30, 2017, which is the latest date for which such information is available.

Market (MSA)	Investar Total Deposits	Investar Market Share
	(in millions)
Baton Rouge	$731	3.6%
New Orleans	118	0.3
Hammond	56	3.0
Lafayette	117	1.1
Evangeline Parish(1)	212	34.0

(1)
Evangeline Parish is not included in a Louisiana Metropolitan Statistical Area but is included in this table to reflect the deposit balances of Citizens Bank, which was acquired by the Company on July 1, 2017.

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

•
restricted the preemption of select state laws by federal banking law applicable to national banks and disallowed subsidiaries and affiliates of national banks from availing themselves of such preemption;

•	authorized national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location; and

•	repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot currently be foreseen. The specific impact on our current activities or new financial activities we may consider in the future, our financial performance and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act are subject to further rule making and will take effect over several years. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our financial condition and results of operations.

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
Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the FDIC is required and authorized to take supervisory actions against undercapitalized financial institutions. For this purpose, a bank is placed in one of the following five categories based on its capital: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the prompt corrective action regulations, as currently in effect, to be well capitalized, a bank must have a leverage capital ratio of at least 5%, a common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10% and must not be subject to any order or written agreement or directive by a federal banking agency to meet and maintain a specific capital level for any capital measure. As discussed below under “Basel III,” the federal banking agencies have adopted changes to the capital thresholds applicable to each of the five categories under the prompt corrective action regulations.
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
The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank. As of December 31, 2017, Investar Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework as currently in effect.

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
Although management is continuing to evaluate the impact the Basel III framework will have on the Company and the Bank, we were in compliance with all applicable minimum regulatory capital requirements as of December 31, 2017, and management believes that at December 31, 2017, the Company and the Bank would have met all new capital adequacy requirements under the new Basel III framework on a fully phased-in basis if such requirements were then effective.
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
A bank holding company may elect to be treated as a financial holding company and receive expanded powers if it and its depository institution subsidiaries are “well capitalized” and “well managed,” and its subsidiary banks controlled by it have at least a “satisfactory” Community Reinvestment Act rating. We have elected for the Company to be treated as a financial holding company. As a financial holding company, we may engage in a range of activities that are (1) financial in nature or incidental to such financial activity or (2) complementary to a financial activity and which do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators; securities activities by securities regulators; and insurance activities by insurance regulators.
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
Restrictions on Transactions with Affiliates and Loans to Insiders
Federal law strictly limits the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Sections 23A and 23B of the Federal Reserve Act, and Federal Reserve Regulation W, impose quantitative limits, qualitative standards, and collateral requirements on certain transactions by a bank with, or for the benefit of, its affiliates, and generally require those transactions to be on terms at least as favorable to the bank as transactions with non-affiliates and to be consistent with safe and sound practices. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization, including an expansion of the types of transactions that are covered transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.
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
Concentrated Commercial Real Estate Lending Regulations
The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2017, the Company did not have a concentration in commercial real estate as defined by the regulatory guidance.
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
Mortgage Lending Rules
The Dodd-Frank Act authorized the Consumer Financial Protection Bureau to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” On January 10, 2013, the Bureau published final rules to, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. Since then, the Bureau has made certain modifications to these rules. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check cashing or funds transfer service receipts. The current rules became effective on January 10, 2014. The rules also define “qualified mortgages,” imposing both underwriting standards, for example, a borrower’s debt-to-income ratio may not exceed 43%, and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.
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
Employees
As of December 31, 2017, we had 258 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

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
Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, or a combination of these or other factors. While economic conditions in our primary markets of south Louisiana have improved since the end of the economic recession, economic growth has been slow and uneven, and concerns still exist over the federal deficit, government spending, and economic risks. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.
Furthermore, the Federal Reserve, in an attempt to help the overall economy, has among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The Federal Reserve increased the target range for the federal funds rate by 25 basis points in December 2016 and by a total of 75 basis points during 2017 and has indicated the potential for further gradual increases in the target rate depending on the economic outlook. As the federal funds rate increases, market interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery.
In addition, geopolitical matters, including international political unrest and slow growth in the global economy, as well as acts of terrorism, war and other violence could result in further disruptions in the financial markets. These negative events could have a material adverse effect on our results of operations and financial condition, including our liquidity position, and may affect our ability to access capital.
Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
We have grown our business primarily through de novo branching and through the acquisition of other financial institutions. Since June 14, 2006, we have opened nine de novo branches and acquired South Louisiana Business Bank (“SLBB”) in 2011, First Community Bank (“FCB”) in 2013, and Citizens Bancshares, Inc. (“Citizens”) and BOJ Bancshares, Inc. (“BOJ”) in 2017. We intend to continue pursuing a growth strategy for our business through de novo branching and to evaluate attractive acquisition opportunities that are presented to us. Our growth prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following:

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
We conduct our operations almost exclusively in southern Louisiana, and more specifically, in the Baton Rouge, New Orleans, Lafayette and Hammond metropolitan areas. At December 31, 2017, approximately 96% of the secured loans in our total loan portfolio were secured by properties and other collateral located in Louisiana, while approximately 68% of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or work in either the Baton Rouge or New Orleans metropolitan area. This geographic concentration imposes a greater risk to us than to our competitors in the area who maintain significant operations outside of southern Louisiana. Accordingly, any regional or local economic downturn, or natural or man-made disaster, that affects southern Louisiana or existing or prospective property or borrowers in such area may affect us and our profitability more significantly and more adversely than our more geographically diversified competitors.
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
In addition to the geographic concentration of our markets, certain industry-specific economic factors also affect us. For example, a downturn in segments of the commercial and residential real estate industries in our markets due to adverse economic factors affecting particular industries could have an adverse effect on our customers. In addition, the energy sector, which is historically cyclical, has recently experienced significant volatility and a decline in oil and gas prices. While we consider our exposure to the energy sector to not be significant, comprising approximately 1% of total loans as of December 31, 2017, should the price of oil and gas decline further and/or remain at the current low price for an extended period, the general economic conditions in our south Louisiana markets could be negatively affected, which could have a material adverse effect on our business, financial condition, and results of operations.
We have a significant number of loans secured by real estate, and a downturn in the real estate market could result in losses and negatively impact our profitability.
At December 31, 2017, approximately 83% of our total loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower and may deteriorate in value during the time the credit is extended. Declines in real estate values in our southern Louisiana markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for loan losses to address the deterioration in the value of the real estate securing our loans. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, cash flows and growth prospects.
Commercial real estate loans may expose us to greater risks than our other real estate loans.
Our loan portfolio includes nonowner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2017, our nonowner-occupied commercial real estate loans totaled $264.9 million, or 21% of our total loan portfolio.
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
As of December 31, 2017, our allowance for loan losses as percentages of total loans and nonperforming loans was 0.63% and 214%, respectively. The determination of the appropriate level of the allowance is inherently subjective and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. In addition, loans acquired in connection with business combination transactions are measured at fair value, based on management’s estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. Because fair value measurements incorporate assumptions regarding credit risk, no allowance for loan losses related to the acquired loans is recorded on the acquisition date.
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
We are subject to interest rate risk.
The majority of our assets and liabilities are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Changes in interest rates may affect our net interest income as well as the valuation of our assets and liabilities. Our earnings depend significantly on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect to periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates move contrary to our position, this “gap” may work against us, and our earnings may be adversely affected.
When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in the general level of interest rates may also, among other things, adversely affect our current borrowers’ ability to repay variable rate loans, the demand for loans and our ability to originate loans and decrease loan prepayment rates. Conversely, a decrease in the general level of interest rates, among other things, may lead to prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the general level of market interest rates may adversely affect our net yield on interest-earning assets, loan origination volume and our overall results.
Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in the general level of market interest rates, those rates are affected by many factors outside of our control, including inflation, recession, unemployment, money supply, international disorder, instability in domestic and foreign financial markets and policies of various governmental and regulatory agencies, particularly the Board of Governors of the Federal Reserve. Adverse changes in the U.S. monetary policy or in economic conditions could materially and adversely affect us. We may not be able to accurately predict the likelihood, nature and magnitude of those changes or how and to what extent they may affect our business. We also may not be able to adequately prepare for or compensate for the consequences of such changes. Any failure to predict and prepare for changes in interest rates or adjust for the consequences of these changes may adversely affect our earnings and capital levels and overall results.
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
We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2017, our goodwill totaled $17.1 million, $14.4 million of which was recognized in 2017 in connection with two acquisitions. While we have not recorded any such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.
Factors outside our control could result in impairment of or losses with respect to our investment securities.
Under applicable accounting standards, we are required to review our securities portfolio periodically for the presence of other-than-temporary impairment, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold securities until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be other-than-temporarily impaired, with the credit related portion of the reduction in the value recognized as a charge to the results of operations in the period in which the impairment occurs. Market volatility may make it difficult to value certain securities. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods.
Any of these factors could require us to recognize further impairments in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.
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
A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, customer notification requirements, significant increases in compliance and insurance costs, and reputational damage, any of which could individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition, prospects, and shareholder value.
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

•
The FDIC must raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and “offset the effect” of increased assessments on insured depository institutions with assets of less than $10.0 billion.

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
The deposits of Investar Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. A bank’s regular assessments are determined by its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. The most recent economic recession, insured depository institution failures, general deterioration in banking and economic conditions, and significantly increased losses of the FDIC resulted in a decline in the designated reserve ratio of the FDIC to historical lows. To restore this reserve ratio and bolster its funding position, the FDIC imposed a special assessment on depository institutions and also increased deposit insurance assessment rates. Further increases in assessment rates are possible in the future, especially if there are additional bank failures. Any increase in deposit insurance assessment rates, or any future special assessment, could materially and adversely affect our business, results of operations, financial condition and growth prospects.
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
Risks Related to Changes in Accounting Standards and Tax Laws
Changes in accounting standards are difficult to predict and can materially impact our financial statements.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board or regulatory authorities change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes are expected to continue and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. Additionally, significant changes to GAAP may require costly technology changes, additional training and personnel, and other expenses that will negatively impact our results of operations.
Changes in tax laws and regulations and differences in interpretation of tax laws and regulations may adversely impact our financial statements.
From time to time, local, state or federal tax authorities change tax laws and regulations, which may result in a decrease or increase to our net deferred tax assets. Additionally, our net deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted by Congress. The enactment of the TCJA required us to revalue and reassess our net deferred tax assets reflecting the new federal income tax rate. As a result, in December 2017 we recognized a write-down of $0.3 million in our net deferred tax assets, with a corresponding increase to income tax expense. The majority of the provisions of the TCJA will take effect on January 1, 2018. The provisions that impact the Company include the reduction of the corporate income tax rate from 35% to 21%, changes to the deductibility of certain meals and entertainment expenses, and changes to the deductibility of executive compensation. The TCJA also accelerates expensing of certain depreciable property for assets placed in service after September 27, 2017 and before January 1, 2023.
Local, state or federal tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken on tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest, penalties, or litigation costs that could have a material adverse effect on our results.

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
Shares of our common stock eligible for future sale, including those that may be issued in any private or public offering of our common stock, as consideration in acquisition transactions, or as incentives under incentive plans, could adversely affect market prices for our common stock. As of December 31, 2017, we had 9,514,926 shares outstanding, 322,917 shares subject to options granted under our incentive plan, and warrants outstanding to purchase 64,425 shares of our common stock. Because our outstanding shares of common stock either were issued in an offering registered under the Securities Act of 1933, as amended (the “Securities Act”) or have been held for more than one year, such shares are freely tradable, except for shares held by our affiliates (approximately 8% of shares outstanding as of December 31, 2017) and 112,688 shares that represent unvested restricted shares under our incentive plan. Shares issued under our incentive plan will be available for sale into the public market, except for shares held by our affiliates. Shares held by our affiliates may be resold subject to the restrictions in Rule 144 of the Securities Act. In the future, we may issue additional shares of common stock to raise capital for growth or as consideration in acquisition transactions or for other purposes, and such shares may be registered under the Securities Act and freely tradable.
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
In connection with the acquisitions of FCB and BOJ, we assumed junior subordinated debentures issued by FCB and BOJ and the obligations of related trust preferred securities issued by trusts established by FCB and BOJ. At December 31, 2017, we had trust preferred securities and accompanying junior subordinated debentures with a carrying value of $5.8 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.
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

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our main office is located at 7244 Perkins Road in Baton Rouge, Louisiana, in an approximately 4,900 square foot building built in May 2008. In addition to our main office, we operate 19 branch offices located in Ascension (2), East Baton Rouge (4), Jefferson (2), Lafayette (1), Livingston (1), St. Tammany (1), Tangipahoa (1) West Baton Rouge (1), East Feliciana (2), West Feliciana (1) and Evangeline (3) Parishes, Louisiana, as well as a separate executive and operations center and a loan production office in Baton Rouge. We also have five stand-alone automated teller machines in Baton Rouge.
We own our main office, all of our branch offices, and our executive and operations center, and we lease our loan production office. Each branch facility is a stand-alone building, equipped with an automatic teller machine and on-site parking as well as providing for drive-up access. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.
We also own one tract of land in St. Mary Parish, one in Calcasieu Parish, one in Lafayette Parish, and one in East Baton Rouge Parish, each of which has been designated as a future branch location, although the timing of the development of these tracts is uncertain.

Item 3. Legal Proceedings
From time to time we are party to ordinary routine litigation matters incidental to the conduct of our business. We are not presently party to, and none of our property is the subject of, any legal proceedings, the resolution of which we believe would have a material adverse effect on our business, financial condition, results of operations, cash flows, growth prospects or capital levels, nor were any such proceedings terminated during the fourth quarter of 2017.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Prices
Our common stock is listed on the Nasdaq Global Market (the “Nasdaq”) under the symbol “ISTR.” As of March 13, 2018, there were approximately 875 holders of record of our common stock, and the closing sales price of our common stock on that date was $25.35.
The following tables set forth the reported high and low intra-day sales prices for the Company’s common stock as reported by Nasdaq for the periods indicated.

2017	High	Low
4th quarter	$24.60	$20.35
3rd quarter	24.15	20.25
2nd quarter	23.75	21.28
1st quarter	22.50	18.31
2016
4th quarter	$19.70	$15.40
3rd quarter	16.47	15.00
2nd quarter	16.48	14.61
1st quarter	17.63	13.63
Dividends
The following table sets forth the amounts of dividends declared on the Company’s common stock during each quarterly period for the years ended December 31, 2017 and 2016.

2017	Amount Per Share
4th quarter	$0.0315
3rd quarter	0.0300
2nd quarter	0.0220
1st quarter	0.0200
2016
4th quarter	$0.0121
3rd quarter	0.0110
2nd quarter	0.0100
1st quarter	0.0090
Dividend Policy
The Company intends to declare dividends on a quarterly basis. Since we are a holding company with no material business activities, our ability to pay dividends is substantially dependent upon the ability of Investar Bank to transfer funds to us in the form of dividends, loans and advances. The Bank’s ability to pay dividends and make other distributions and payments to us depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors. In addition, the Bank’s ability to pay dividends to us is itself subject to various legal, regulatory and other restrictions. See “Supervision and Regulation—Dividends” in Item 1, Business, above for a discussion of the restrictions on dividends under federal banking laws and regulations. In addition, as a Louisiana corporation, we are subject to certain restrictions on dividends under the Louisiana Business Corporation Act. Generally, a Louisiana corporation may pay dividends to its shareholders unless, after giving effect to the dividend, either (1) the corporation would not be able to pay its debts as they come due in the usual course of business or (2) the corporations’ total assets are less than the sum of its total liabilities and the amount that would be needed, if the corporation were to be dissolved at the time of the payment of the dividend, to satisfy the preferential rights of shareholders whose preferential rights are superior to those receiving the dividend. Finally, our ability to pay dividends may be limited on account of the junior subordinated debentures that we assumed in the FCB and BOJ acquisitions. We must make payments on the junior subordinated debentures before any dividends can be paid on our common stock.

These restrictions do not, and are not expected in the future to, materially limit the Company’s ability to pay dividends to its shareholders in an amount consistent with the Company’s history of paying dividends.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on the Company’s common stock over a measurement period beginning July 3, 2014 with (i) the cumulative total return on the stocks included in the Russell 3000 Index and (ii) the cumulative total return on the stocks included in the SNL Index of Banks with assets between $1 billion and $5 billion. The performance graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the SNL Index of Banks was $100 at July 3, 2014, the date our common stock began publicly trading on the Nasdaq, and that all dividends were reinvested.

Index	7/3/2014	12/31/2014	6/30/2015	12/31/2015
Investar Holding Corporation	$100.00	$98.68	$108.40	$125.64
Russell 3000	100.00	103.97	105.99	104.47
SNL U.S. Bank $1B-$5B	100.00	104.25	110.32	116.70
	6/30/2016	12/31/2016	6/30/2017	12/31/2017
Investar Holding Corporation	$109.93	$133.49	$164.21	$173.03
Russell 3000	108.25	117.77	128.29	142.66
SNL U.S. Bank $1B-$5B	115.19	167.89	168.23	178.99
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
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs (2)
October 1, 2017 to October 31, 2017	96	$24.10	—	229,187
November 1, 2017 to November 30, 2017	10,463	23.08	10,463	218,724
December 1, 2017 to December 31, 2017	21	23.55	—	218,724
	10,580	$23.09	10,463	218,724

(1)	Includes 117 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.

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

Item 6. Selected Financial Data
The following table sets forth selected historical financial information and other data as of and for the years ended December 31, 2017, 2016, 2015, 2014, and 2013. The selected financial data is derived from our audited historical consolidated financial statements. The information below should be read in conjunction with other information contained in this report, including the information contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

(In thousands, except share data)(1)	As of December 31,
	2017	2016	2015	2014	2013
Financial Condition Data
Total assets	$1,622,734	$1,158,960	$1,031,555	$879,354	$634,946
Total gross loans, net of allowance for loan losses	1,250,888	886,375	819,822	721,556	505,744
Allowance for loan losses	7,891	7,051	6,128	4,630	3,380
Investment securities	235,561	183,142	139,779	92,818	62,752
Goodwill and other intangible assets	19,926	3,234	3,175	3,216	3,257
Noninterest-bearing deposits	216,599	108,404	90,447	70,217	72,795
Interest-bearing deposits	1,008,638	799,383	646,959	557,901	459,811
Total deposits	1,225,237	907,787	737,406	628,118	532,606
Total borrowings	212,553	126,499	170,205	141,687	44,630
Long-term borrowings	64,018	12,809	11,969	25,055	34,427
Total stockholders’ equity	172,729	112,757	109,350	103,384	55,483

	As of and for the year ended December 31,
	2017	2016	2015	2014	2013
Income Statement Data
Interest income	$53,346	$43,152	$37,340	$31,369	$22,472
Interest expense	10,829	8,413	5,882	4,675	3,460
Net interest income	42,517	34,739	31,458	26,694	19,012
Provision for loan losses	1,540	2,079	1,865	1,628	1,026
Net interest income after provision	40,977	32,660	29,593	25,066	17,986
Noninterest income	3,815	5,468	8,344	5,860	5,354
Noninterest expense	32,342	26,639	27,353	24,384	19,024
Income before income taxes	12,450	11,489	10,584	6,542	4,316
Income tax expense	4,248	3,609	3,511	1,145	1,148
Net income	8,202	7,880	7,073	5,397	3,168

	As of and for the year ended December 31,
	2017	2016	2015	2014	2013
Per Common Share Data
Basic earnings per share	$0.96	$1.11	$0.98	$0.98	$0.86
Diluted earnings per share	0.96	1.10	0.97	0.93	0.81
Dividends per share	0.10	0.04	0.03	0.04	0.05
Book value per share	18.15	15.88	15.05	14.24	14.06
Tangible book value per share(2)	16.06	15.42	14.62	13.79	13.24
Period end common shares outstanding	9,514,926	7,101,851	7,264,282	7,262,085	3,945,114
Basic weighted average common shares outstanding	8,399,584	7,107,187	7,214,045	5,533,514	3,667,929
Diluted weighted average common shares outstanding	8,456,928	7,149,834	7,258,008	5,777,302	3,923,375

Performance Ratios
Return on average assets	0.62%	0.71%	0.77%	0.73%	0.64%
Return on average equity	5.65	6.99	6.60	6.80	6.10
Net interest margin	3.39	3.32	3.61	3.85	4.10
Efficiency ratio(3)	69.80	66.25	68.72	74.90	78.07
Net interest income to average assets	3.19	3.14	3.42	3.63	3.83
Dividend payout ratio	10.78	3.80	3.26	3.93	5.44

Asset Quality Ratios
Nonperforming assets to total assets	0.46%	0.52%	0.30%	0.69%	0.79%
Nonperforming loans to total loans	0.29	0.22	0.32	0.54	0.30
Allowance for loan losses to total loans	0.63	0.79	0.82	0.74	0.67
Allowance for loan losses to nonperforming loans	214	356	254	139	227
Net charge-offs to average loans	0.07	0.14	0.05	0.07	0.09

Capital Ratios(4)
Total equity to total assets	10.64%	9.73%	10.60%	11.76%	8.74%
Tangible common equity to tangible assets(5)	9.53	9.48	10.32	11.43	8.27
Tier 1 capital to average assets	10.66	10.10	11.39	12.61	9.53
Common equity tier 1 capital ratio	11.75	11.40	11.67	NA	NA
Tier 1 capital to risk-weighted assets	12.24	11.75	12.05	13.79	10.85
Total capital to risk-weighted assets	14.22	12.47	12.72	14.41	11.51

(1)
Selected consolidated financial data includes the effect of mergers from the date of each merger. On May 1, 2013, the Bank acquired FCB, a Louisiana state bank, by merger of FCB with and into the Bank. On July 1, 2017, the Company acquired Citizens Bancshares, Inc. and its wholly-owned subsidiary, Citizens Bank, by merger with and into the Company and Bank, respectively. On December 1, 2017, the Company acquired BOJ Bancshares, Inc. and its wholly-owned subsidiary, The Highlands Bank, by merger with and into the Company and Bank, respectively. References in this document to assets purchased and liabilities assumed in acquisition transactions reflect the fair value of such assets and liabilities on the date of acquisition, unless the context indicates otherwise.

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
Our forward-looking statements contained herein are based on assumptions and estimates that management believes to be reasonable in light of the information available at this time. However, many of these statements are inherently uncertain and beyond our control and could be affected by many factors. Factors that could have a material effect on our business, financial condition, results of operations, cash flows and future growth prospects can be found in Item 1A, Risk Factors. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•	business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate;

•	our ability to achieve organic loan and deposit growth, and the composition of that growth;

•	changes (or the lack of changes) in interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing;

•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;

•	our dependence on our management team and our ability to attract and retain qualified personnel;

•	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers;

•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;

•	the concentration of our business within our geographic areas of operation in Louisiana;

•	concentration of credit exposure;

•	deteriorating asset quality and higher loan charge-offs, and the time and effort necessary to resolve problem assets;

•	a lack of liquidity, including as a result of a reduction in the amount of deposits we hold or other sources of liquidity;

•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;

•	difficulties in identifying attractive acquisition opportunities and strategic partners that will complement our relationship banking approach;

•	our ability to efficiently integrate acquisitions into our operations, retain the customers of acquired businesses and grow the acquired operations;

•	the impact of litigation and other legal proceedings to which we become subject;

•	data processing system failures and errors;

•	cyber attacks and other security breaches;

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
Overview
Through our wholly-owned subsidiary Investar Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses in our primary areas of operation in South Louisiana: Baton Rouge, New Orleans, Lafayette, Hammond and their surrounding metropolitan areas. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. Our strategy includes organic growth through high quality loans and growth through acquisitions. We currently operate 20 full service branches. We completed acquisitions in 2011, 2013, and 2017 and regularly review acquisition opportunities.
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
During the first quarter of 2017, we completed both a common stock offering and a subordinated debt issuance. The common stock offering generated net proceeds of $32.5 million through the issuance of 1.6 million common shares at a price of $21.25 per share. The proceeds from the common stock offering were raised for general corporate purposes and potential strategic acquisitions. We also issued and sold $18.6 million in fixed-to-floating rate subordinated notes due in 2027. We used the net proceeds from the debt issuance to fund a portion of the acquisition of Citizens, discussed below in Acquisitions.
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA makes broad and complex changes to the U.S. tax code that affected the Company’s income tax rate in 2017, including requiring the revaluation of the Company’s deferred tax assets and liabilities as of December 31, 2017 as a result of the lower corporate tax rates to be realized beginning January 1, 2018. The TCJA reduces the U.S. federal corporate income tax rate from 35% to 21% and establishes new tax laws that will affect 2018.

ASC 740, Income Taxes, requires a company to record the effects of a tax law change in the period of enactment; however, shortly after the enactment of the TCJA, the SEC staff issued SAB 118, which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The Company has recorded a revaluation of its deferred tax assets and liabilities based on the information currently available to management, resulting in a $0.3 million charge to income tax expense in the year ended December 31, 2017. The Company’s final analysis and write-down will be based on a number of factors, including completion of the Company’s 2017 consolidated tax return.
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

	As of and for the year ended December 31,
	2017	2016	2015	2014	2013
Total stockholders’ equity - GAAP	$172,729	$112,757	$109,350	$103,384	$55,483
Adjustments:
Goodwill	17,086	2,684	2,684	2,684	2,684
Core deposit intangible	2,740	450	491	532	573
Trademark intangible	100	100	—	—	—
Tangible equity	$152,803	$109,523	$106,175	$100,168	$52,226

Total assets - GAAP	$1,622,734	$1,158,960	$1,031,555	$879,354	$634,946
Adjustments:
Goodwill	17,086	2,684	2,684	2,684	2,684
Core deposit intangible	2,740	450	491	532	573
Trademark intangible	100	100	—	—	—
Tangible assets	$1,602,808	$1,155,726	$1,028,380	$876,138	$631,689

Total shares outstanding	9,514,926	7,101,851	7,264,282	7,262,085	3,945,114
Book value per share	$18.15	$15.88	$15.05	$14.24	$14.06
Effect of adjustment	(2.09)	(0.46)	(0.43)	(0.45)	(0.82)
Tangible book value per share	$16.06	$15.42	$14.62	$13.79	$13.24
Total equity to total assets	10.64%	9.73%	10.60%	11.76%	8.74%
Effect of adjustment	(1.11)	(0.25)	(0.28)	(0.33)	(0.47)
Tangible equity to tangible assets	9.53%	9.48%	10.32%	11.43%	8.27%

Efficiency ratio(1)
Noninterest expense	$32,342	$26,639	$27,353	$24,384	$19,024
Net interest income	42,517	34,739	31,458	26,694	19,012
Noninterest income	3,815	5,468	8,344	5,860	5,354
Efficiency ratio	69.80%	66.25%	68.72%	74.90%	78.07%

(1)	Calculated as noninterest expense divided by the sum of net interest income (before provision for loan losses) and noninterest income.
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
Intangible Assets. Our intangible assets consist of goodwill, core deposit intangibles, and a trademark intangible. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill and other intangible assets deemed to have an indefinite useful life are not amortized but instead are subject to review for impairment annually, or more frequently if deemed necessary, in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with ASC Topic 360, Property, Plant, and Equipment. If impaired, the asset is written down to its estimated fair value. Core deposit intangibles representing the value of the acquired core deposit base are generally recorded in connection with business combinations involving banks and branch locations. Our policy is to amortize core deposit intangibles over the estimated useful life of the deposit base, either on a straight line basis not exceeding 15 years or an accelerated basis over 10 years. The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant revision of the remaining period of amortization.

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
Stock-Based Compensation. We recognize compensation expense for all stock-based payments to employees in accordance with ASC Topic 718, Compensation – Stock Compensation. Under this accounting guidance, such payments are measured at fair value. Determining the fair value of, and ultimately the expense we recognize related to, our stock-based payments, particularly stock options, requires us to make assumptions regarding dividend yields, expected stock price volatility, and the expected life of the option. Changes in these assumptions and estimates can materially affect the calculated fair value of stock-based compensation and the related expense to be recognized.

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
Overview of Financial Condition and Results of Operations
Net income for the year ended December 31, 2017 totaled $8.2 million, or $0.96 per diluted share, compared to $7.9 million, or $1.10 per diluted share, for the year ended December 31, 2016. This represents a $0.3 million, or a 4%, increase in net income. The increase can mainly be attributed to the Company’s year over year interest-earning asset growth, both organically and through acquisition.
Key components of the Company’s performance during the year ended December 31, 2017 are summarized below.

•	Total assets grew to $1.6 billion at December 31, 2017, an increase of 40% from $1.2 billion at December 31, 2016.

•
Total loans, excluding loans held for sale, net of allowance for loan losses at December 31, 2017 were $1.3 billion, an increase of $364.5 million, or 41% compared to $886.4 million at December 31, 3016.

•
Total deposits were $1.2 billion at December 31, 2017, an increase of $317.5 million, or 35%, compared to deposits of $907.8 million at December 31, 2016. Noninterest-bearing deposits increased $108.2 million, or 100%, to $216.6 million compared to $108.4 million at December 31, 2016.

•
Net interest income for the year ended December 31, 2017 was $42.5 million, an increase of $7.8 million, or 22%, compared to $34.7 million for the year ended December 31, 2016. This increase was mainly driven by growth in interest-earning assets with an increase in interest income of $8.2 million and $2.0 million due to an increase in volume and rate, respectively, compared to the year ended December 31, 2016. The increase in interest income was partially offset by an increase in interest-bearing liabilities resulting in an increase in interest expense of $1.2 million and $1.2 million due to an increase in volume and rate, respectively, compared to the year ended December 31, 2016.

•
Two de novo branches, one in each of the Baton Rouge and New Orleans markets, opened at the end of the second quarter of 2017, creating additional banking opportunities for our existing and potential customers.

•
The Company completed both a common stock offering and a subordinated debt issuance during the year ended December 31, 2017. The common stock offering generated net proceeds of $32.5 million through the issuance of approximately 1.6 million common shares at a price of $21.25 per share. The Company issued $18.6 million in fixed-to-floating rate subordinated notes due in 2027.

•
The Company completed two acquisitions during the year ended December 31, 2017. The Company’s balance sheet and statement of income as of and for the year ended December 31, 2017 include the impact of the Company’s acquisition of BOJ Bancshares, Inc. and its wholly-owned subsidiary, The Highlands Bank (together “BOJ”), which was completed on December 1, 2017, and the acquisition of Citizens Bancshares, Inc. and its wholly-owned subsidiary, Citizens Bank (together “Citizens”), which was completed on July 1, 2017.

Acquisitions
Citizens Bancshares, Inc.
On July 1, 2017, the Company completed the acquisition of Citizens Bancshares, Inc. (“Citizens”) and its wholly-owned subsidiary, Citizens Bank, located in Evangeline Parish, Louisiana. The Company acquired 100% of Citizens’ outstanding common shares for an aggregate amount of cash consideration equal to $45.8 million, or approximately $419.20 per share. The acquisition of Citizens expands the Company’s branch footprint in Louisiana and increases the core deposit base to help position the Company to continue to grow. On the date of acquisition, Citizens had total assets with a fair value of $251 million, $129 million in loans, $212 million in deposits, and $36 million in stockholders’ equity, and served the residents of Evangeline Parish through its three branch locations. The Company recorded a core deposit intangible and goodwill of $1.5 million and $9.0 million, respectively, related to the acquisition of Citizens.
BOJ Bancshares, Inc.
On December 1, 2017, the Company completed the acquisition of BOJ Bancshares, Inc. (“BOJ”) and its wholly-owned subsidiary, The Highlands Bank, located in Feliciana Parish, Louisiana. The Company acquired 100% of BOJ’s outstanding common shares for an aggregate merger consideration consisting of $3.95 million in cash, and an aggregate of 799,559 shares of Investar common stock. Like Citizens, the acquisition of BOJ expands the Company’s branch footprint in Louisiana, allowing us to serve more customers in our surrounding market areas. On the date of acquisition, BOJ had total assets with a fair value of $152 million, $103 million in loans, $126 million in deposits, and $16 million in stockholders’ equity, and served the residents of East Baton Rouge and East and West Feliciana Parishes through its five branch locations. The Company recorded a core deposit intangible and goodwill of $1.0 million and $5.4 million, respectively, related to the acquisition of BOJ.
Discussion and Analysis of Financial Condition
Total assets were $1.6 billion at December 31, 2017, an increase of 40% from total assets of $1.2 billion at December 31, 2016. Our total assets of $1.2 billion at December 31, 2016 represents a 12% increase from total assets of $1.0 billion at December 31, 2015. The growth experienced since December 31, 2015 can be attributed to organic growth of the Company through the hiring of a number of key bankers, including experienced commercial lenders, two de novo branch openings, as well as two acquisitions completed in 2017 which added assets with a fair value of $403 million.
Loans
General. Loans, excluding loans held for sale, constitute our most significant asset, comprising 78%, 77%, and 72% of our total assets at December 31, 2017, 2016 and 2015, respectively. Loans, excluding loans held for sale, increased $365.4 million, or 41%, to $1.3 billion at December 31, 2017 from $893.4 million at December 31, 2016. Loans, excluding loans held for sale, increased $148.0 million, or 20%, to $893.4 million at December 31, 2016 from $745.4 million at December 31, 2015.
The table below sets forth the balance of loans, excluding loans held for sale, outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Mortgage loans on real estate:
Construction and land development	$157,667	12.5%	$90,737	10.2%	$81,863	11.0%	$71,350	11.4%	$63,170	12.5%
1-4 Family	276,922	22.0	177,205	19.8	156,300	21.0	137,519	22.1	104,685	20.8
Multifamily	51,283	4.1	42,759	4.8	29,694	4.0	17,458	2.8	14,286	2.8
Farmland	23,838	1.9	8,207	0.9	2,955	0.4	2,919	0.5	830	0.2
Commercial real estate
Owner-occupied	272,433	21.6	180,458	20.2	137,752	18.5	119,668	19.2	78,415	15.6
Nonowner-occupied	264,931	21.0	200,258	22.4	150,831	20.2	105,390	16.9	78,948	15.6
Commercial and industrial	135,392	10.8	85,377	9.6	69,961	9.4	54,187	8.7	32,665	6.5
Consumer	76,313	6.1	108,425	12.1	116,085	15.5	114,299	18.4	131,096	26.0
Total loans	$1,258,779	100%	$893,426	100%	$745,441	100%	$622,790	100%	$504,095	100%
As the table above indicates, we have experienced significant growth in all loan categories, with the exception of consumer, from 2015 to 2017. Our focus on a relationship-driven banking strategy and the hiring of experienced commercial lenders are the primary reasons for our loan growth from 2015 to 2017. The decrease in the consumer loan portfolio from 2015 to 2017 is primarily a result of pay-downs of portfolio loans. In addition, the Company announced in November 2015 that the Bank would be exiting the indirect auto loan origination business based on the operating performance of the business, in order to focus the Bank’s resources on relationship banking. The Bank discontinued accepting indirect auto loan applications on December 31, 2015, but continued to process and fund applications that were accepted on or before that date. Indirect auto loans represented approximately 73% of our total consumer loans at December 31, 2017. As a result, the Company expects its consumer loan portfolio as a percentage of the total loan portfolio to decrease over time.
At December 31, 2017, the Company’s total business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $407.8 million, an increase of $142.0 million, or 53%, compared to the business lending portfolio of $265.8 million at December 31, 2016. The business lending portfolio at December 31, 2016 increased $58.1 million, or 28%, compared to $207.7 million at December 31, 2015.
The following table sets forth loans outstanding at December 31, 2017, which, based on remaining scheduled repayments of principal, are due in the periods indicated, as well as the amount of loans with fixed and variable rates in each maturity range. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less.

(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Mortgage loans on real estate:
Construction and land development	$133,079	$11,520	$11,077	$1,503	$488	$157,667
1-4 Family	45,940	110,677	40,558	28,370	51,377	276,922
Multifamily	8,256	25,351	16,035	107	1,534	51,283
Farmland	12,624	6,103	3,287	1,824	—	23,838
Commercial real estate
Owner-occupied	25,751	118,608	82,114	36,120	9,840	272,433
Nonowner-occupied	35,854	109,804	101,278	17,995	—	264,931
Commercial and industrial	70,421	41,567	14,637	—	8,767	135,392
Consumer	5,769	63,549	6,128	281	586	76,313
Total loans	$337,694	$487,179	$275,114	$86,200	$72,592	$1,258,779
Amounts with fixed rates	$119,348	$479,327	$265,113	$86,200	$72,592	$1,022,580
Amounts with variable rates	218,346	7,852	10,001	—	—	236,199
Total loans	$337,694	$487,179	$275,114	$86,200	$72,592	$1,258,779
Loans Held for Sale. There were no loans held for sale at December 31, 2017. Loans held for sale, consisting of both consumer and mortgage loans, decreased $80.5 million, or 100%, to $0 at December 31, 2016 compared to December 31, 2015. This decrease is mainly attributable to the reclassification of approximately $35.0 million of consumer loans from held for sale to the consumer portfolio during the fourth quarter of 2016. In addition, during the year ended December 31, 2016, the Company sold approximately $26.9 million of the consumer loans and $0.6 million of the mortgage loans that were held for sale at December 31, 2015.
There were no consumer loans originated for sale during the years ended December 31, 2017 and 2016. In the year ended December 31, 2015, we originated $303.1 million in consumer loans for sale.
In the year ended December 31, 2017, we did not sell or recognize any gains from the sales of pools of our consumer loans. In the years ended December 31, 2016 and 2015, the gains from the sales of pools of our consumer loans were $0.4 million and $3.1 million, respectively. The decrease in gains on sales of consumer loans was driven by the Company’s exit from the indirect auto loan origination business as of December 31, 2015, discussed above.
There were no mortgage loans originated for sale during the year ended December 31, 2017. In the years ended December 31, 2016 and 2015, we originated $0.5 million and $46.6 million, respectively, in mortgage loans for sale, and recognized $13,000 and $1.3 million, respectively, in gain on the sale of mortgage loans. Mortgage loans held for sale decreased $0.6 million, or 100%, to $0 at December 31, 2016 from $0.6 million at December 31, 2015. The decrease is due to our decreased mortgage operations, and we do not anticipate originating mortgage loans for sale in the future.
Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2017 and December 31, 2016, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.
Investment Securities
We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment as a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 15% of our total assets at December 31, 2017 and totaled $235.6 million at December 31, 2017, an increase of $52.5 million, or 29%, from $183.1 million at December 31, 2016. The investment securities balance at December 31, 2016 represents a $43.3 million, or 31%, increase from $139.8 million at December 31, 2015. The increase in investment securities at December 31, 2017 compared to December 31, 2016 and 2015 resulted from purchases of multiple investment types in our current portfolio.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	December 31,
	2017		2016		2015
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of U.S. government agencies and corporations	$52,216	22.2%	$29,490	16.1%	$30,460	21.8%
Obligations of state and political subdivisions	47,098	20.0	40,831	22.3	35,515	25.4
Corporate bonds	16,210	6.9	14,968	8.2	14,824	10.6
Residential mortgage-backed securities	115,614	49.0	94,703	51.7	55,899	40.0
Commercial mortgage-backed securities	3,581	1.5	2,444	1.3	1,989	1.4
Equity securities	842	0.4	706	0.4	1,092	0.8
Total investment securities	$235,561	100%	$183,142	100%	$139,779	100%
The investment portfolio consists of available for sale and held to maturity securities. We do not hold any investments classified as trading. We classify debt securities as held to maturity if management has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Securities not classified as held to maturity are classified as available for sale. The carrying values of the Company’s available for sale securities are adjusted for unrealized gains or losses as valuation allowances, and any gains or losses are reported on an after-tax basis as a component of other comprehensive income. Any expected credit loss due to the inability to collect all amounts due according to the security’s contractual terms is recognized as a charge against earnings. Any remaining unrealized loss related to other factors would be recognized in other comprehensive income, net of taxes.
In the year ended December 31, 2017, exclusive of investments acquired in acquisitions, we purchased $104.2 million of investment securities, compared to purchases of $87.3 million and $88.6 million of investment securities during the years ended December 31, 2016 and 2015, respectively. We increased our purchases of securities in 2017 primarily to increase the amount of liquidity on our balance sheet and also to reposition the portfolio to take advantage of an anticipated rising interest rate environment. Mortgage-backed securities represented 61%, 65%, and 42% of the available for sale securities we purchased in 2017, 2016 and 2015, respectively. Of the remaining securities purchased in 2017, 2016 and 2015, 33%, 20% and 29%, respectively, were U.S. government agency securities, while 3%, 2%, and 16%, respectively, were municipal securities. We only purchase corporate bonds that are investment grade securities issued by seasoned corporations.
Typically, our investment securities are available for sale. There were no purchases of held to maturity securities during the years ended December 31, 2017 and 2016. Our purchases of held to maturity securities comprised only 6% of our total investment purchases in the year ended December 31, 2015 and consisted only of mortgage-backed securities.

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio as of December 31, 2017 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of states and political subdivisions	$720	7.17%	$3,245	7.17%	$1,875	7.17%	$6,021	4.38%
Residential mortgage-backed securities	—	—	—	—	—	—	6,136	2.77
Available for sale:
Obligations of U.S. government agencies and corporations	—	—	1,656	2.17	5,926	2.22	45,307	2.45
Obligations of states and political subdivisions	600	1.99	8,492	2.29	6,297	2.84	20,183	4.10
Corporate bonds	719	2.04	3,775	2.69	11,934	3.54	—	—
Residential mortgage-backed securities	—	—	—	—	1,890	2.20	108,800	2.20
Commercial mortgage-backed securities	—	—	1,456	1.92	2,195	2.50	—	—
	$2,039		$18,624		$30,117		$186,447
The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 35%.
Premises and Equipment
Bank premises and equipment increased $5.8 million, or 18.3%, to $37.5 million at December 31, 2017 from $31.7 million at December 31, 2016. The increase was primarily due to acquired bank premises and equipment with a fair value of approximately $7.1 million from Citizens and BOJ. Bank premises and equipment increased $1.1 million, or 3.6%, to $31.7 million at December 31, 2016 from $30.6 million at December 31, 2015. In September 2016, the Bank purchased the second floor of the building in which its executive and operations center is located, which is the primary reason for the increase in bank premises and equipment from 2015 to 2016.
Deferred Tax Asset
At December 31, 2017, the net deferred tax asset was $1.3 million, compared to $2.9 million and $1.9 million, respectively, at December 31, 2016 and 2015. The decrease at December 31, 2017 compared to December 31, 2016 is mainly attributable to tax basis differences in acquired assets and the revaluation of deferred tax assets and liabilities as required by the enactment of the TCJA on December 22, 2017. The increase at December 31, 2016 compared to December 31, 2015 is mainly attributable to the $0.8 million increase in the deferred tax asset related to the increase in unrealized loss in the available for sale securities portfolio resulting from an increase in interest rates, and the $0.6 million increase related to the provision for loan losses.
The Bank acquired net operating loss carryforwards as a result of acquisitions. At December 31, 2017, we held approximately $0.7 million in net operating loss carryforwards that expire in 2033. U.S. tax law imposes annual limitations under Internal Revenue Code Section 382 on the amount of net operating loss carryforwards that may be used to offset federal taxable income. Under these laws, we may apply up to approximately $0.1 million to offset our taxable income each year through 2023. In addition to this limitation, our ability to utilize net operating loss carryforwards depends upon the Company generating taxable income. Given the substantial amount of time before our net operating loss carryforwards begin to expire, we currently expect to utilize these net operating loss carryforwards in full before their expiration.

Deposits
The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at December 31, 2017, 2016 and 2015 (dollars in thousands).

	December 31,
	2017		2016		2015
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$216,599	17.7%	$108,404	11.9%	$90,447	12.3%
NOW accounts	208,683	17.0	171,556	18.9	140,503	19.0
Money market deposit accounts	146,140	11.9	123,079	13.6	96,113	13.0
Savings accounts	117,372	9.6	52,860	5.8	53,735	7.3
Time deposits	536,443	43.8	451,888	49.8	356,608	48.4
Total deposits	$1,225,237	100.0%	$907,787	100.0%	$737,406	100.0%
Total deposits were $1.2 billion at December 31, 2017, an increase of $317.5 million, or 35.0%, from total deposits of $907.8 million at December 31, 2016. Exclusive of acquired deposits, total deposits decreased $11.2 million, or 1.2%, primarily due to a $62.3 million decrease in time deposits resulting from the Bank’s strategy to decrease its dependence on non-retail certificates of deposits. This decrease in time deposits, exclusive of acquired deposits, was partially offset by increases of $30.7 million and $21.0 million in noninterest-bearing demand deposits and money market deposit accounts, respectively. Total deposits at December 31, 2016 increased $170.4 million, or 23%, from total deposits of $737.4 million at December 31, 2015. The increase in deposits at December 31, 2016 compared to December 31, 2015 resulted from organic growth in all of our markets as the Bank continues to focus on relationship banking.
The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at December 31, 2017 and 2016 (dollars in thousands).

	December 31,
	2017		2016
Time remaining until maturity:	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Three months or less	$79,662	$2,182	$59,639	$100
Over three months through six months	53,702	1,709	25,695	358
Over six months through twelve months	61,371	1,812	20,327	660
Over one year through three years	78,270	1,890	65,865	1,388
Over three years	2,722	487	8,684	297
	$275,727	$8,080	$180,210	$2,803
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
Securities sold under agreements to repurchase decreased $17.2 million to $21.9 million at December 31, 2017 from $39.1 million at December 31, 2016. Our advances from the FHLB were $166.7 million at December 31, 2017, an increase of $83.9 million from FHLB advances of $82.8 million at December 31, 2016. FHLB advances are used to fund increased loan and investment activity that is not funded by deposits or other borrowings.

There were no funds drawn on the unsecured lines of credit at December 31, 2017 or 2016. Other borrowings on the consolidated balance sheets consist of the balance on our secured revolving line of credit with TIB. There was no balance on our secured revolving line of credit at December 31, 2017, a decrease of $1.0 million compared to December 31, 2016. Junior subordinated debt of $5.8 million at December 31, 2017 represents the junior subordinated debentures that we assumed in connection with our acquisitions of BOJ in 2017 and First Community Bank (“FCB”) in 2013.
The average balances and cost of funds of short-term borrowings at December 31, 2017, 2016 and 2015 are summarized in the table below (dollars in thousands).

	Average Balances			Cost of Funds
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
Federal funds purchased and other short-term borrowings	$96,774	$80,638	$41,906	1.37%	1.12%	0.62%
Securities sold under agreements to repurchase	32,335	27,701	19,064	0.33	0.20	0.20
Total short-term borrowings	$129,109	$108,339	$60,970	1.11%	0.88%	0.49%
Results of Operations
Performance Summary
2017 vs. 2016. For the year ended December 31, 2017, net income was $8.2 million, or $0.96 per basic and diluted common share, compared to net income of $7.9 million, or $1.11 per basic common share and $1.10 per diluted common share, for the year ended December 31, 2016. The decrease in basic and diluted earnings per common share is mainly attributable to the increase in the weighted average number of common shares outstanding, which is primarily a result of the 1.6 million shares issued in a public offering in March 2017, and, to a lesser extent, the issuance of 0.8 million shares issued in the BOJ acquisition. The increase in our net income was primarily driven by higher levels of net interest income resulting from both organic loan growth and acquired loans as well as an increase in the yields on interest-earning assets, offset, in part, by an increase in the cost of funds. The increase in net interest income was partially offset by decreases in noninterest income, increases in noninterest expenses, and an increase in income tax expense related to the TCJA enacted on December 22, 2017. Noninterest expense for the year ended December 31, 2017 includes $1.9 million in acquisition expense, which was not included in the year ended December 31, 2016.
Return on average assets decreased to 0.62% for the year ended December 31, 2017 from 0.71% for the year ended December 31, 2016. The decrease in return on average assets is attributable to the $230.0 million increase in average assets, partially resulting from the Company’s acquisitions of Citizens and BOJ, as well as the $1.9 million in acquisition expense recognized during the year ended December 31, 2017. Return on average equity was 5.65% for the year ended December 31, 2017 compared to 7.0% for the year ended December 31, 2016. The decrease in return on average equity was primarily due to the $32.6 million increase in average equity, which mainly resulted from a public offering of common stock in the first quarter of 2017, generating net proceeds of $32.5 million.
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
Net Interest Income and Net Interest Margin
Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets.

The primary factors affecting net interest margin are changes in interest rates, competition and the shape of the interest rate yield curve. The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, was lowered on December 16, 2008 to a historic low of 0.25% to 0%, where it remained until December 16, 2015, when the target rate was increased slightly to 0.50% to 0.25%. Since December 31, 2016, the Federal Funds target rate has increased 100 basis points and is currently at 1.50% to 1.25%.
2017 vs. 2016. Net interest income increased 22.4% to $42.5 million for the year ended December 31, 2017 from $34.7 million for the same period in 2016. Net interest margin was 3.39% for the year ended December 31, 2017, up seven basis points from 3.32% for the year ended December 31, 2016. The increase in net interest income resulted from increases in both the volume of interest-earning assets and the yield earned on those assets, partially offset by an increase in both the volume of and rate paid on interest-bearing liabilities. These changes were driven both by organic loan growth and growth due to acquisitions, acquired deposits, issuance of subordinated debt, and the current interest rate environment. For the year ended December 31, 2017, average loans and average investment securities increased approximately $151.2 million and $56.8 million, respectively, compared to the same period in 2016, while average interest-bearing deposits and average short- and long-term borrowings increased approximately $102.8 million and $45.6 million, respectively.
Interest income was $53.3 million for the year ended December 31, 2017 compared to $43.2 million for the same period in 2016. Loan interest income made up substantially all of our interest income for the years ended December 31, 2017 and 2016. Interest on our commercial real estate loans, one-to-four family residential real estate loans and construction and development loans constituted the three largest components of our loan interest income for the year ended December 31, 2017 at 76% of total interest income on loans. Interest on our commercial real estate loans, one-to-four family residential real estate loans and consumer loans constituted the three largest components of our loan interest income for the year ended December 31, 2016 at 75% of total interest income on loans. The overall yield on interest-earning assets increased 13 basis points to 4.25% for the year ended December 31, 2017 compared to 4.12% for the same period in 2016. The loan portfolio yielded 4.72% for the year ended December 31, 2017 compared to 4.55% for the year ended December 31, 2016, while the yield on the investment portfolio was 2.37% for the year ended December 31, 2017 compared to 2.27% for the year ended December 31, 2016.
Interest expense was $10.8 million for the year ended December 31, 2017, an increase of $2.4 million compared to interest expense of $8.4 million for the year ended December 31, 2016. While there was an increase in the volume of interest-bearing liabilities of $148.4 million for the year ended December 31, 2017 compared to December 31, 2016, the increase in interest expense is mainly attributable to the increase in the cost of these liabilities. As mentioned above, the Federal Funds target rate increased 100 basis points during the year ended December 31, 2017, which affects the rate the Company pays for immediately available overnight funds. In addition, the Company issued $18.6 million in fixed-to-floating rate subordinated notes in March 2017 that currently have a rate of 6.00% per annum, affecting the cost of our long-term debt. While the cost of interest-bearing deposits decreased one basis point to 0.94% for the year ended December 31, 2017 compared to the same period in 2016, the cost of interest-bearing liabilities increased 10 basis points to 1.05% from 0.95% compared to the same period in 2016.
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
Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category as of and for the years ended December 31, 2017, 2016 and 2015. Averages presented below are daily averages (dollars in thousands).

	As of and for the year ended December 31,
	2017			2016			2015
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,013,502	$47,863	4.72%	$862,340	$39,380	4.55%	$754,056	$35,076	4.65%
Securities:
Taxable	180,769	4,265	2.36	129,251	2,878	2.22	80,516	1,741	2.16
Tax-exempt	32,427	790	2.44	27,171	687	2.52	18,077	448	2.48
Interest-earning balances with banks	28,524	428	1.50	26,196	207	0.79	18,136	75	0.41
Total interest-earning assets	1,255,222	53,346	4.25	1,044,958	43,152	4.12	870,785	37,340	4.29
Cash and due from banks	15,534			7,463			5,611
Intangible assets	8,892			3,231			3,194
Other assets	61,387			54,951			46,313
Allowance for loan losses	(7,368)			(6,891)			(5,636)
Total assets	$1,333,667			$1,103,712			$920,267
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$317,755	$2,223	0.70%	$257,888	$1,690	0.65%	$222,730	$1,402	0.63%
Savings deposits	78,444	446	0.57	52,753	353	0.67	54,240	367	0.68
Time deposits	456,690	5,381	1.18	439,423	5,139	1.17	343,638	3,481	1.01
Total interest-bearing deposits	852,889	8,050	0.94	750,064	7,182	0.95	620,608	5,250	0.85
Short-term borrowings	129,109	1,430	1.11	108,339	956	0.88	60,970	296	0.49
Long-term debt	47,922	1,349	2.81	23,092	275	1.19	36,712	336	0.92
Total interest-bearing liabilities	1,029,920	10,829	1.05	881,495	8,413	0.95	718,290	5,882	0.82
Noninterest-bearing deposits	147,856			97,948			85,635
Other liabilities	10,782			11,793			9,256
Stockholders’ equity	145,109			112,476			107,086
Total liabilities and stockholders’ equity	$1,333,667			$1,103,712			$920,267
Net interest income/net interest margin		$42,517	3.39%		$34,739	3.32%		$31,458	3.61%

(1)
Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Nonaccrual loans were included in the computation of average loan balances but carry a zero yield. The yields include the effect of loan fees of $1.4 million, $1.7 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, and discounts and premiums that are amortized or accreted to interest income or expense.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the year ended December 31, 2017 compared to the year ended December 31, 2016 (dollars in thousands):

	Year ended December 31, 2017 vs. Year ended December 31, 2016
	Volume	Rate	Net(1)
Interest income:
Loans	$6,902	$1,581	$8,483
Securities:
Taxable	1,147	240	1,387
Tax-exempt	133	(30)	103
Interest-earning balances with banks	18	203	221
Total interest-earning assets	8,200	1,994	10,194
Interest expense:
Interest-bearing demand deposits	392	141	533
Savings deposits	171	(78)	93
Time deposits	204	38	242
Short-term borrowings	183	291	474
Long-term debt	296	778	1,074
Total interest-bearing liabilities	1,246	1,170	2,416
Change in net interest income	$6,954	$824	$7,778

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
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
2017 vs. 2016. Total noninterest income decreased $1.7 million, or 30.2%, to $3.8 million for the year ended December 31, 2017 compared to $5.5 million for the year ended December 31, 2016. The decrease is primarily due to the $1.1 million decrease in the gain on sale of fixed assets and the $0.6 million decrease in servicing fees and fee income on serviced loans.
Servicing fees and fee income on serviced loans is the largest component of our noninterest income for the year ended December 31, 2017. Servicing fees and fee income on serviced loans decreased $0.6 million, or 29.0%, to $1.5 million, for the year ended December 31, 2017. This decrease is a result of the Bank exiting the indirect auto loan origination business at the end of 2015. Since the Bank did not originate auto loans for sale during the year ended December 31, 2017, the servicing portfolio, which experienced regularly scheduled paydowns, was not replaced with new loans. We expect servicing fees and fee income on serviced loans to decrease over time until all serviced loans are paid off.
Gain on sale of fixed assets was $127,000 for the year ended December 31, 2017 compared to $1.3 million for the year ended December 31, 2016. The $1.3 million gain on sale of fixed assets was recognized for the sale of the land and building of one of the Bank’s branch locations to a healthcare company during the second quarter of 2016.
Gain on sale of loans decreased $0.4 million, or 100%, for the year ended December 31, 2017 from $0.4 million for the year ended December 31, 2016. Since exiting the indirect auto loan origination business at the end of 2015, the Bank has experienced decreased loan sales and has ceased originations of consumer loans held for sale.
Service charges on deposit accounts include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item charges, overdraft fees, and treasury management charges. Service charges on deposits increased 123.6% to $0.8 million for the year ended December 31, 2017 compared to $0.3 million for the same period in 2016 primarily as a result of the $152.7 million increase in average deposit balances during the year ended December 31, 2017.

Gains on the sale of investment securities for the year ended December 31, 2017 decreased 34.1%, to $0.3 million from $0.4 million for the same period in 2016. We sold approximately $106.4 million in securities for the year ended December 31, 2017 compared to sales of $15.5 million for the year ended December 31, 2016. The increase in sales is primarily the result of approximately $86.0 million of sales of acquired investment securities.
Gains on the sale of other real estate owned for the year ended December 31, 2017 increased $14,000, or 107.7%, to $27,000 from $13,000 for the same period in 2016. We sold approximately $0.6 million of other real estate owned for the year ended December 31, 2017, compared to sales of $0.5 million for the year ended December 31, 2016.
Other operating income, which, among other items, consists of ATM fees, wire fees, debit and credit card fees, including interchange fees, and changes in the cash surrender value of bank-owned life insurance policies, was $1.1 million for the year ended December 31, 2017 compared to $0.9 million for the same period in 2016. The increase is mainly attributable to a $0.2 million increase in debit and credit card fees, particularly interchange fees, which resulted from the increase in the volume of debit and credit card transactions following the Company’s acquisitions in 2017.
2016 vs. 2015. Total noninterest income decreased $2.9 million, or 34.5%, to $5.5 million for the year ended December 31, 2016 compared from $8.3 million for the year ended December 31, 3015. The decrease is primarily due to the $4.0 million decrease in the gain on sale of loans, offset by a $1.3 million increase in gain on sale of fixed assets.
Servicing fees and fee income on serviced loans is the largest component of our noninterest income for the year ended December 31, 2016. Servicing fees and fee income on serviced loans decreased $0.4 million, or 17.9%, to $2.1 million, for the year ended December 31, 2016. This decrease is a result of the Bank exiting the indirect auto loan origination business at the end of 2015, as discussed above. Since the Bank did not originate auto loans for sale during the year ended December 31, 2016, the servicing portfolio, which experienced regularly scheduled paydowns, was not replaced with new loans. We expect servicing fees and fee income on serviced loans to decrease over time until all serviced loans are paid off.
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
Service charges on deposit accounts include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item fees, overdraft fees, and treasury management charges. Service charges on deposits decreased 9.7% to $343,000 for the year ended December 31, 2016 compared to $380,000 for the same period in 2015 as a result of decreases in NSF and treasury management activity.
Gains on the sale of investment securities for the year ended December 31, 2016 decreased 9.4% to $443,000 from $489,000 for the same period in 2015. We sold approximately $15.5 million in securities for the year ended December 31, 2016 compared to sales of $27.2 million for the year ended December 31, 2015.
Gains on the sale of other real estate owned for the year ended December 31, 2016 increased $0.1 million, or 112.4%, to $13,000 from a loss of $0.1 million for the same period in 2015. We sold approximately $0.5 million of other real estate owned for the year ended December 31, 2016, compared to sales of $2.9 million for the year ended December 31, 2015.
Other operating income, which consists of ATM fees, wire fees, debit and credit card fees, including interchange fees, and changes in the cash surrender value of bank-owned life insurance policies, among other things, was $0.9 million for the year ended December 31, 2016 compared to $0.7 million for the same period in 2015. The increase is mainly attributable to a $0.2 million increase in the cash surrender value of bank-owned life insurance policies.
Noninterest Expense
Noninterest expense includes salaries and benefits and other costs associated with the conduct of our operations. We are committed to managing our costs within the framework of our operating strategy. However, since we are focused on growth both organically and through acquisition, we expect our expenses to continue to increase as we add employees and physical locations to accommodate our growing franchise. We do focus on creating synergies promptly after completing an acquisition, as this is important to our earnings success.

2017 vs. 2016. Total noninterest expense was $32.3 million for the year ended December 31, 2017, an increase of $5.7 million, or 21.4%, from $26.6 million for the year ended December 31, 2016. This increase is mainly attributable to the increases in both salaries and employee benefits and acquisition expense. The $3.1 million increase in salaries and employee benefits is a result of the increase in employees following the acquisitions of Citizens and BOJ, the additional staff needed for the two de novo branches opened in June 2017, as well as the addition of commercial lenders and other officers during the year ended December 31, 2017. The $1.9 million increase in acquisition expense is a result of the Citizens and BOJ acquisitions, both of which were announced and completed in the year ended December 31, 2017.
Salaries and employee benefits increased $3.1 million, or 19.7%, to $18.7 million for the year ended December 31, 2017, compared to $15.6 million for the year ended December 31, 2016. Staff levels increased to 258 full-time equivalent employees at December 31, 2017 compared to 152 full-time equivalent employees at December 31, 2016, primarily as a result of the acquisitions of Citizens and BOJ.
Occupancy expense increased $0.2 million, or 15.6% to $1.2 million for the year ended December 31, 2017 from $1.0 million for the year ended December 31, 2016. This increase is primarily attributable to repair and maintenance costs and utilities for existing Bank premises, including the eight branch locations acquired during the year.
Professional fees decreased $0.3 million, or 24.7%, to $1.0 million for the year ended December 31, 2017 from $1.3 million for the year ended December 31, 2016. The decrease is attributable to decreased legal and consulting fees incurred during the year.
Other operating expenses include security, business development, FDIC and OFI assessments, bank shares and property taxes, charitable contributions, personnel training and development, filing fees, and other costs related to the operation of our business. Other operating expenses increased $0.9 million, or 18.5%, to $5.7 million for the year ended December 31, 2017 from $4.8 million for the same period in 2016. The increase in other operating expenses is directly related to increased Bank properties resulting from the completion of two acquisitions during the year.
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
Other operating expenses include security, business development, FDIC and OFI assessments, bank shares tax, charitable contributions, personnel training and development, filing fees, and other costs related to the operation of our business. Other operating expenses decreased $0.9 million, or 16%, to $4.8 million for the year ended December 31, 2016 from $5.7 million for the same period in 2015. The decrease is directly related to the Bank’s exit from the indirect auto loan origination business at the end of 2015.
Income Tax Expense
2017 vs. 2016. Income tax expense for the year ended December 31, 2017 was $4.2 million compared to $3.6 million at December 31, 2016. The effective tax rate for the years ended December 31, 2017 and 2016 was 34.1% and 31.4%, respectively. The increase in the Company’s effective tax rate for the year ended December 31, 2017 is a result of the TCJA, which required the revaluation of the Company’s deferred tax assets and liabilities, resulting in a $0.3 million charge to income tax expense. Management expects the Company’s effective tax rate to approximate 20% beginning in 2018, mainly as a result of the TCJA. Refer to Note 17 to the Consolidated Financial Statements for further discussion of the TCJA.

2016 vs. 2015. Income tax expense for the year ended December 31, 2016 was $3.6 million compared to $3.5 million at December 31, 2015. The effective tax rate for the years ended December 31, 2016 and 2015 was 31.4% and 33.2%, respectively. The Company recorded a $0.1 million tax benefit during the third quarter of 2016 related to the filing of its 2015 tax return which contributed to the lower effective tax rate for the year ended December 31, 2016.
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

At December 31, 2017 and December 31, 2016, there were no loans classified as doubtful or loss, while there were $5.7 million and $3.7 million, respectively, of loans classified as substandard, and $3.1 million and $0.6 million, respectively, of loans classified as special mention as of such dates. Of our substandard and special mention loans at December 31, 2017 and December 31, 2016, $5.8 million and $0.6 million, respectively, were acquired and marked to fair value at the time of their acquisition. At December 31, 2015, we had no doubtful or loss loans, and we had substandard and special mention loans of $6.7 million and $1.4 million, respectively.
An external loan review consultant is engaged annually by the risk management department to review commercial loans, utilizing a risk-based approach designed to maximize the effectiveness of the review. In addition, credit analysts periodically review smaller dollar commercial loans to identify negative financial trends related to any one borrower, any related groups of borrowers or an industry. All loans not categorized as pass are put on an internal watch list, with quarterly reports to the board of directors. In addition, a written status report is maintained by our special assets division for all commercial loans categorized as substandard or worse. We use this information in connection with our collection efforts.

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
Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC Topic 450, Contingencies. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC Topic 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $7.9 million at December 31, 2017, up from $7.1 million at December 31, 2016 and $6.1 million at December 31, 2015, as we increased our loan loss provisioning to reflect our organic loan growth.
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
Impaired loans at December 31, 2017, which include all TDRs and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses, were $3.0 million compared to $4.4 million at December 31, 2016, and $4.0 million at December 31, 2015. At December 31, 2017 and December 31, 2016, $0.3 million and $0.4 million, respectively, of the allowance for loan losses were specifically allocated to impaired loans, while $0.2 million of the allowance was specifically allocated to such loans at December 31, 2015.
The provision for loan losses is a charge to income in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the years ended December 31, 2017, 2016 and 2015, the provision for loan losses was $1.5 million, $2.1 million, and $1.9 million, respectively. The provision recorded in each year is due primarily to the overall organic growth in our loan portfolio.
Total loans acquired from Citizens and BOJ had carrying values of $129.9 million and $103.4 million, respectively, and fair values of $129.2 and $102.8 million, respectively, on the acquisition date. Acquired loans that are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. If future cash flows are not reasonably estimable, the Company accounts for the acquired loans using the cash basis method. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. Because ASC 310-30 does not permit carry over or recognition of an allowance for loan losses, we may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses if future cash flows deteriorate below initial projections. We did not increase the allowance for loan losses for loans accounted for under ASC 310-30 during 2017, 2016 or 2015. There was no provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 for the years ended December 31, 2017, 2016 and 2015.

The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	December 31,
	2017	2016	2015	2014	2013
Mortgage loans on real estate:
Construction and development	$945	$579	$644	$526	$420
1-4 Family	1,287	1,377	1,213	909	567
Multifamily	332	355	246	137	101
Farmland	60	60	22	18	4
Commercial real estate	3,599	2,499	2,156	1,571	992
Commercial and industrial	693	759	513	390	397
Consumer	975	1,422	1,334	1,079	899
Total	$7,891	$7,051	$6,128	$4,630	$3,380
The following table presents the amount of the allowance for loan losses allocated to each loan category as a percentage of total loans as of the dates indicated (dollars in thousands).

	December 31,
	2017	2016	2015	2014	2013
Mortgage loans on real estate:
Construction and development	0.07%	0.06%	0.09%	0.09%	0.08%
1-4 Family	0.10	0.15	0.16	0.15	0.11
Multifamily	0.03	0.04	0.03	0.02	0.02
Farmland	—	0.01	—	—	—
Commercial real estate	0.29	0.28	0.29	0.25	0.20
Commercial and industrial	0.06	0.09	0.07	0.06	0.08
Consumer	0.08	0.16	0.18	0.17	0.18
Total	0.63%	0.79%	0.82%	0.74%	0.67%
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

The table below reflects the activity in the allowance for loan losses for the periods indicated (dollars in thousands).

	Year ended December 31,
	2017	2016	2015	2014	2013
Allowance at beginning of period	$7,051	$6,128	$4,630	$3,380	$2,722
Provision for loan losses	1,540	2,079	1,865	1,628	1,026
Charge-offs:
Mortgage loans on real estate:
Construction and development	—	(27)	(17)	—	—
1-4 Family	—	(57)	(78)	(123)	—
Commercial real estate	—	(526)	—	(3)	—
Commercial and industrial	(270)	—	(58)	(16)	(118)
Consumer	(495)	(618)	(477)	(317)	(271)
Total charge-offs	(765)	(1,228)	(630)	(459)	(389)
Recoveries
Mortgage loans on real estate:
Construction and development	34	14	25	1	—
1-4 Family	7	13	12	4	—
Commercial real estate	—	1	1	1	—
Commercial and industrial	—	20	197	17	—
Consumer	24	24	28	58	21
Total recoveries	65	72	263	81	21
Net charge-offs	(700)	(1,156)	(367)	(378)	(368)
Balance at end of period	$7,891	$7,051	$6,128	$4,630	$3,380
Net charge-offs to:
Loans - average	0.07%	0.14%	0.05%	0.07%	0.09%
Allowance for loan losses	8.87%	16.39%	5.99%	8.16%	10.89%
Allowance for loan losses to:
Total loans	0.63%	0.79%	0.82%	0.74%	0.67%
Nonperforming loans	214%	356%	254%	139%	227%
The allowance for loan losses to total loans ratio decreased to 0.63% at December 31, 2017 compared to 0.79% at December 31, 2016. The allowance for loan losses to nonperforming loans ratio decreased to 214% at December 31, 2017 from 356% at December 31, 2016. The decrease in the ratio of the allowance for loan losses to both total and nonperforming loans at December 31, 2017 compared to December 31, 2016 is primarily the result of acquired loans. As a result of the Citizens and BOJ acquisitions, the Company is holding acquired loans, including $2.4 million in nonperforming loans, that are carried net of a fair value adjustment for credit and interest rate marks and are only included in the allowance calculation to the extent that the reserve requirement calculated when using management’s model used to reserve for its legacy loans exceeds the fair value adjustment. No loans acquired from Citizens and BOJ were included in the allowance calculation for the year ended December 31, 2017.
Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the year ended December 31, 2017 were $0.7 million, or 0.07% of the average loan balance. Net charge-offs for the years ended December 31, 2016 and 2015 were $1.2 million and $0.4 million, respectively, equal to 0.14% and 0.05%, respectively, of the average loan balance for the respective periods. For the years ended December 31, 2017, 2016 and 2015, the majority of our charge-offs were indirect consumer loans. Net charge-offs of our indirect consumer loans as a percentage of average indirect consumer loans for the years ended December 31, 2017, 2016 and 2015 were 0.6%, 0.4% and 0.3%, respectively.
Management believes the allowance for loan losses at December 31, 2017 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

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
Another category of assets which contribute to our credit risk is troubled debt restructurings, or restructured loans (“TDR”). A TDR is a loan for which a concession that is not insignificant has been granted to the borrower due to a deterioration of the borrower’s financial condition and subsequently performs in accordance with the new terms. Such concessions may include reduction in interest rates, deferral of interest or principal payments, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. We strive to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before such loans reach nonaccrual status. In evaluating whether to restructure a loan, management analyzes the long-term financial condition of the borrower, including guarantor and collateral support, to determine whether the proposed concessions will increase the likelihood of repayment of principal and interest. TDRs that are not performing in accordance with their restructured terms that are either contractually 90 days past due or placed on nonaccrual status are reported as nonperforming loans.
There were eighteen loans, or credits, classified as TDRs at December 31, 2017 that totaled approximately $1.6 million compared to eighteen credits totaling $2.4 million at December 31, 2016. Eight of the TDRs had a modification of terms through adjustments to maturity, nine were restructured through a reduction in the interest rate to a rate lower than the current market rate, and one TDR had a modification of terms through principal payment forbearance, paying interest only for a specified period of time. As of December 31, 2017 and 2016, all TDRs were performing under their modified terms. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is evaluated by applying qualitative factors.
The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans for which information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	December 31,
	2017	2016	2015	2014	2013
Nonaccrual loans	$3,547	$1,978	$2,411	$3,340	$1,489
Accruing loans past due 90 days or more	134	1	—	—	—
Total nonperforming loans	3,681	1,979	2,411	3,340	1,489
Restructured loans	1,621	2,399	1,629	226	815
Total nonperforming and restructured loans	$5,302	$4,378	$4,040	$3,566	$2,304
Interest income recognized on nonperforming and restructured loans	$185	$169	$174	$105	$100
Interest income foregone on nonperforming and restructured loans	$104	$159	$252	$169	$281
Of the total nonaccrual loans at December 31, 2017 and 2016, $2.4 million, and $0.5 million, respectively, were acquired. We had $1.1 million in nonaccrual loans acquired through acquisition at December 31, 2015. Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 0.29%, 0.22%, and 0.32% of total loans at December 31, 2017, 2016 and 2015, respectively.
Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Other real estate owned with a cost basis of $0.6 million and $0.5 million was sold during the years ended December 31, 2017 and 2016, respectively, resulting in a net gain of $27,000 and $13,000 for the respective period, compared to a cost basis of $2.9 million and a net loss of $0.1 million at December 31, 2015.

The following table provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	December 31, 2017	December 31, 2016
Construction and development	$183	$270
1-4 Family	42	—
Commercial real estate	3,612	3,795
Total other real estate owned	$3,837	$4,065
Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Year ended December 31, 2017	Year ended December 31, 2016
Balance, beginning of period	$4,065	$725
Transfers from loans	42	3,875
Acquired other real estate owned	477	—
Sales of other real estate owned	(564)	(528)
Write-downs	(183)	(7)
Balance, end of period	$3,837	$4,065
Interest Rate Risk
Market risk is the risk of loss from adverse changes in market prices and rates. Since the majority of our assets and liabilities are monetary in nature, our market risk arises primarily from interest rate risk inherent in our lending and deposit activities. A sudden and substantial change in interest rates may adversely impact our earnings and profitability because the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Accordingly, our ability to proactively structure the volume and mix of our assets and liabilities to address anticipated changes in interest rates, as well as to react quickly to such fluctuations, can significantly impact our financial results. To that end, management actively monitors and manages our interest rate risk exposure.
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
Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, four to six months, seven to twelve months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At December 31, 2017, the Bank was within the policy guidelines for asset/liability management.

The following table depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels for the periods presented.

As of December 31, 2017
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+300	(5.40)%
+200	(3.50)%
+100	(1.80)%
-100	4.60%
-200	2.20%
-300	1.80%

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
Liquidity and Capital Resources
Liquidity. Liquidity is a measure of the ability to fund loan commitments and meet deposit maturities and withdrawals in a timely and cost-effective way. Cash flow requirements can be met by generating net income, attracting new deposits, converting assets to cash or borrowing funds. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, loan prepayments, loan sales and borrowings are greatly influenced by general interest rates, economic conditions, and the competitive environment in which we operate. To minimize funding risks, we closely monitor our liquidity position through periodic reviews of maturity profiles, yield and rate behaviors, and loan and deposit forecasts. Excess short-term liquidity is usually invested in overnight federal funds sold.
Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At December 31, 2017 and 2016, 66% and 76% of our total assets, respectively, were funded by core deposits.
Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings (such as FHLB advances), which impacts their liquidity. At December 31, 2017, securities with a carrying value of $90.8 million were pledged to secure deposits or borrowings, compared to $77.5 million in pledged securities at December 31, 2016.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2017, the balance of our outstanding advances with the FHLB was $166.7 million, an increase from $82.8 million at December 31, 2016. The total amount of the remaining credit available to us from the FHLB at December 31, 2017 was $401.0 million. Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements collateralized by U.S. Treasury and agency securities. We had $21.9 million of repurchase agreements outstanding at December 31, 2017, compared to $39.1 million at December 31, 2016. We maintain unsecured lines of credit with FNBB and TIB totaling $55.0 million. These lines of credit are Fed Funds lines of credit and are used for overnight borrowing only. There were no outstanding balances on our unsecured lines of credit at December 31, 2017 or 2016. We also maintain a secured $20.0 million revolving line of credit with TIB. There was no outstanding balance on our secured line of credit at December 31, 2017, compared to $1.0 million at December 31, 2016. In addition, in connection with its definitive agreement to acquire Citizens, on March 24, 2017, the Company issued and sold $18.6 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) due March 30, 2027. The Company used the net proceeds of the Notes sale to fund a portion of its acquisition of Citizens, which closed on July 1, 2017.
Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. We do not hold any brokered deposits, as defined for federal regulatory purposes, although we do hold QwikRate® deposits, included in our time deposit balances, to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At December 31, 2017, we held $70.5 million of QwikRate® deposits, a decrease compared to $123.2 million at December 31, 2016.
The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the years ended December 31, 2017 and 2016.

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Year ended December 31,		Year ended December 31,
	2017	2016	2017	2016
Noninterest-bearing demand	12%	10%	—%	—%
Interest-bearing demand	27	26	0.70	0.65
Savings	7	6	0.57	0.67
Time deposits	39	45	1.18	1.17
Short-term borrowings	11	11	1.11	0.88
Borrowed funds	4	2	2.81	1.19
Total deposits and borrowed funds	100%	100%	0.92%	0.86%
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

The Company and the Bank each were in compliance with all regulatory capital requirements as of December 31, 2017, 2016 and 2015. The Bank also was considered “well-capitalized” under the FDIC’s prompt corrective action regulations as of these dates.
The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
December 31, 2017
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$161,438	10.66%	$—	—%
Tier 1 common equity to risk-weighted assets	154,938	11.75	—	—
Tier 1 capital to risk-weighted assets	161,438	12.24	—	—
Total capital to risk-weighted assets	187,530	14.22	—	—
Investar Bank:
Tier 1 capital to average assets (leverage)	175,943	11.63	75,668	5.00
Tier 1 common equity to risk-weighted assets	175,943	13.35	85,647	6.50
Tier 1 capital to risk-weighted assets	175,943	13.35	105,411	8.00
Total capital to risk-weighted assets	183,867	13.95	131,764	10.00

December 31, 2016
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$115,312	10.10%	$—	—%
Tier 1 common equity to risk-weighted assets	111,812	11.40	—	—
Tier 1 capital to risk-weighted assets	115,312	11.75	—	—
Total capital to risk-weighted assets	122,363	12.47	—	—
Investar Bank:
Tier 1 capital to average assets (leverage)	114,417	10.03	57,063	5.00
Tier 1 common equity to risk-weighted assets	114,417	11.67	63,706	6.50
Tier 1 capital to risk-weighted assets	114,417	11.67	78,408	8.00
Total capital to risk-weighted assets	121,468	12.39	98,010	10.00
Off-Balance Sheet Transactions
The Bank entered into forward starting interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 2.6 years. The total notional amount of the derivative contracts is $50.0 million.
For the years ended December 31, 2017 and 2016, a gain of $0.4 million, net of a $0.1 million tax expense, and a gain of $0.4 million, net of a $0.2 million tax expense, respectively, was recognized in “Other comprehensive income (loss)” in the accompanying consolidated statement of other comprehensive income for the change in fair value of the interest rate swap. The swap contracts had a fair value of $0.5 million and $8,000 as of December 31, 2017 and 2016, respectively, and have been recorded in “Other assets” in the accompanying consolidated balance sheets. The Bank expects the hedge to remain fully effective during the remaining term of the swap contract.

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

	December 31, 2017	December 31, 2016
Commitments to extend credit:
Loan commitments	$174,278	$142,891
Standby letters of credit	3,832	1,008
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.
Additionally, at December 31, 2017, the Company had unfunded commitments of $0.3 million for its investment in Small Business Investment Company qualified funds.
For each of the years ended December 31, 2017 and 2016, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows currently or in the future.
Contractual Obligations
The following table presents, as of December 31, 2017, significant fixed and determinable contractual obligations to third parties by payment date (dollars in thousands).

	Payments Due In:
	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$688,794	$—	$—	$—	$688,794
Time deposits(1)	351,996	179,273	5,174	—	536,443
Securities sold under agreements to repurchase(1)	21,935	—	—	—	21,935
Federal Home Loan Bank advances(2)	126,600	12,000	3,100	25,000	166,700
Subordinated debt(2)	—	—	—	18,600	18,600
Junior subordinated debentures(2)	—	—	—	6,702	6,702
Total contractual obligations	$1,189,325	$191,273	$8,274	$50,302	$1,439,174

(1)	Excludes interest.

(2)	Excludes unamortized premiums and discounts.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in Item 7 hereof is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting
To the Stockholders and Board of Directors
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
Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2017, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2017, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.”
As permitted, management excluded from its assessment the operations of The Highlands Bank, acquired on December 1, 2017 in the acquisition of BOJ Bancshares, Inc. As described in Note 2 to the Consolidated Financial Statements, assets acquired and excluded from management’s assessment of internal control over financial reporting comprised approximately 9% of consolidated assets at December 31, 2017.
Ernst & Young LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

Date: March 16, 2018	By:	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer

Date: March 16, 2018	By:	/s/ Christopher L. Hufft
Christopher L. Hufft
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Investar Holding Corporation
Opinion on Internal Control over Financial Reporting
We have audited Investar Holding Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Investar Holding Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of BOJ Bancshares, Inc., which is included in the 2017 consolidated financial statements of the Company and constituted 9% of consolidated assets as of December 31, 2017. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of BOJ Bancshares, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Investar Holding Corporation as of December 31, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2017, and the related notes and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
New Orleans, Louisiana
March 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Investar Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Investar Holding Corporation (the Company) as of December 31, 2017, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.
New Orleans, Louisiana
March 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Investar Holding Corporation
Baton Rouge, Louisiana

We have audited the accompanying consolidated balance sheet of Investar Holding Corporation (the Company) as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. These financial statements are the responsibility of Investar Holding Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investar Holding Corporation as of December 31, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Postlethwaite & Netterville APLC
Baton Rouge, Louisiana
March 9, 2017

INVESTAR HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2017	2016
ASSETS
Cash and due from banks	$19,619	$9,773
Interest-bearing balances due from other banks	10,802	19,569
Federal funds sold	—	106
Cash and cash equivalents	30,421	29,448

Available for sale securities at fair value (amortized cost of $220,077 and $166,258, respectively)	217,564	163,051
Held to maturity securities at amortized cost (estimated fair value of $17,947 and $19,612, respectively)	17,997	20,091
Loans, net of allowance for loan losses of $7,891 and $7,051, respectively	1,250,888	886,375
Other equity securities	9,798	5,362
Bank premises and equipment, net of accumulated depreciation of $7,825 and $6,751, respectively	37,540	31,722
Other real estate owned, net	3,837	4,065
Accrued interest receivable	4,688	3,218
Deferred tax asset	1,294	2,868
Goodwill and other intangible assets, net	19,926	3,234
Bank owned life insurance	23,231	7,201
Other assets	5,550	2,325
Total assets	$1,622,734	$1,158,960

LIABILITIES
Deposits:
Noninterest-bearing	$216,599	$108,404
Interest-bearing	1,008,638	799,383
Total deposits	1,225,237	907,787
Advances from Federal Home Loan Bank	166,658	82,803
Repurchase agreements	21,935	39,087
Subordinated debt, net of unamortized issuance costs	18,168	—
Junior subordinated debt	5,792	3,609
Other borrowings	—	1,000
Accrued taxes and other liabilities	12,215	11,917
Total liabilities	1,450,005	1,046,203

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 9,514,926 and 7,101,851 shares issued and outstanding, respectively	9,515	7,102
Surplus	131,582	81,499
Retained earnings	33,203	26,227
Accumulated other comprehensive loss	(1,571)	(2,071)
Total stockholders’ equity	172,729	112,757
Total liabilities and stockholders’ equity	$1,622,734	$1,158,960

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share data)

	For the years ended December 31,
	2017	2016	2015
INTEREST INCOME
Interest and fees on loans	$47,863	$39,380	$35,076
Interest on investment securities	5,055	3,565	2,189
Other interest income	428	207	75
Total interest income	53,346	43,152	37,340

INTEREST EXPENSE
Interest on deposits	8,050	7,182	5,250
Interest on borrowings	2,779	1,231	632
Total interest expense	10,829	8,413	5,882
Net interest income	42,517	34,739	31,458

Provision for loan losses	1,540	2,079	1,865
Net interest income after provision for loan losses	40,977	32,660	29,593

NONINTEREST INCOME
Service charges on deposit accounts	767	343	380
Gain on sale of investment securities, net	292	443	489
Gain on sale of fixed assets, net	127	1,266	15
Gain (loss) on sale of other real estate owned, net	27	13	(105)
Gain on sale of loans, net	—	405	4,368
Servicing fees and fee income on serviced loans	1,482	2,087	2,543
Other operating income	1,120	911	654
Total noninterest income	3,815	5,468	8,344
Income before noninterest expense	44,792	38,128	37,937

NONINTEREST EXPENSE
Depreciation and amortization	1,865	1,493	1,446
Salaries and employee benefits	18,681	15,609	16,398
Occupancy	1,150	995	951
Data processing	1,690	1,488	1,508
Marketing	422	386	248
Professional fees	950	1,261	1,075
Customer reimbursements	—	584	—
Acquisition expense	1,868	—	—
Other operating expenses	5,716	4,823	5,727
Total noninterest expense	32,342	26,639	27,353
Income before income tax expense	12,450	11,489	10,584
Income tax expense	4,248	3,609	3,511
Net income	$8,202	$7,880	$7,073

EARNINGS PER SHARE
Basic earnings per share	$0.96	$1.11	$0.98
Diluted earnings per share	0.96	1.10	0.97
Cash dividends declared per common share	0.10	0.04	0.03

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the years ended December 31,
	2017	2016	2015
Net income	$8,202	$7,880	$7,073
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized gain (loss), available for sale, net of tax expense (benefit) of $88, ($808) and ($153), respectively	330	(1,500)	(283)
Reclassification of realized gain, net of tax expense of $61, $155 and $171, respectively	(231)	(287)	(318)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0, $1, and $2, respectively	(1)	(4)	(5)
Fair value of derivative financial instruments:
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax expense (benefit) of $107, $206, and ($95), respectively	402	383	(178)
Total other comprehensive income (loss)	500	(1,408)	(784)
Total comprehensive income	$8,702	$6,472	$6,289

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock	Treasury Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2014	$7,264	$(23)	$84,213	$11,809	$121	$103,384
Surrendered shares	—	(39)	—	—	—	(39)
Shares repurchased	—	(572)	—	—	—	(572)
Reclassification of treasury stock under the LBCA(1)	(41)	634	(593)	—	—	—
Options exercised	10	—	125	—	—	135
Dividends declared, $0.03 per share	—	—	—	(232)	—	(232)
Stock-based compensation	31	—	354	—	—	385
Net income	—	—	—	7,073	—	7,073
Other comprehensive loss, net	—	—	—	—	(784)	(784)
Balance, December 31, 2015	$7,264	$—	$84,099	$18,650	$(663)	$109,350
Surrendered shares	(4)	—	(61)	—	—	(65)
Shares repurchased	(222)	—	(3,251)	—	—	(3,473)
Options and warrants exercised	12	—	153	—	—	165
Dividends declared, $0.04 per share	—	—	—	(303)	—	(303)
Stock-based compensation	52	—	557	—	—	609
Net tax effect of stock-based compensation	—	—	2	—	—	2
Net income	—	—	—	7,880	—	7,880
Other comprehensive loss, net	—	—	—	—	(1,408)	(1,408)
Balance, December 31, 2016	$7,102	$—	$81,499	$26,227	$(2,071)	$112,757
Common stock issued in offering, net of direct costs of $1,991	1,624	—	30,885	—	—	32,509
Common stock issued in acquisition, net of issuance costs	800	—	17,896	—	—	18,696
Surrendered shares	(8)	—	(160)	—	—	(168)
Shares repurchased	(23)	—	(483)	—	—	(506)
Options and warrants exercised	87	—	1,085	—	—	1,172
Dividends declared, $0.10 per share	—	—	—	(948)	—	(948)
Stock-based compensation and other activity	(67)	—	853	—	—	786
Net tax effect of stock-based compensation	—	—	7	—	—	7
Net income	—	—	—	8,202	—	8,202
Other comprehensive income, net(2)	—	—	—	(278)	500	222
Balance, December 31, 2017	$9,515	$—	$131,582	$33,203	$(1,571)	$172,729

(1)
Effective January 1, 2015, companies incorporated in Louisiana became subject to the Louisiana Business Corporation Act (“LBCA”), which eliminates the concept of treasury stock and provides that shares reacquired by a company are to be treated as authorized but unissued. Refer to Note 1 to the Consolidated Financial Statements for further discussion.

(2)
The Tax Cuts and Jobs Act, enacted on December 22, 2017, required the revaluation of the Company’s deferred tax assets and liabilities as of December 31, 2017 as a result of the lower corporate tax rates to be realized beginning January 1, 2018. The $0.3 million adjustment to retained earnings represents the reclassification of the tax effects, or “stranded OCI” remaining in accumulated other comprehensive income after the revaluation of the Company’s deferred tax assets and liabilities.

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the years ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$8,202	$7,880	$7,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,865	1,493	1,446
Provision for loan losses	1,540	2,079	1,865
Amortization of purchase accounting adjustments	(489)	(39)	(186)
Provision for other real estate owned	183	7	54
Net amortization of securities	1,114	1,304	1,051
Gain on sale of securities, net	(292)	(443)	(489)
Gain on sale of fixed assets, net	(127)	(1,266)	(15)
Impairment of investment in tax credit entity	—	11	54
(Gain) loss on sale of other real estate owned, net	(27)	(13)	105
FHLB stock dividend	(99)	(66)	(14)
Stock-based compensation	786	609	385
Deferred taxes	245	(207)	(386)
Net change in value of bank owned life insurance	(245)	(189)	(12)
Amortization of subordinated debt costs	35	—	—
Other	—	—	23
Loans held for sale:
Originations	—	(494)	(349,684)
Proceeds from sales	—	29,013	376,939
Gain on sale of loans	—	(405)	(4,368)
Net change in:
Accrued interest receivable	(321)	(387)	(396)
Other assets	(639)	581	(4,015)
Accrued taxes and other liabilities	(2,274)	(2,164)	8,086
Net cash provided by operating activities	9,457	37,304	37,516

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	106,448	15,515	27,187
Funds invested in securities available for sale	(104,209)	(87,340)	(82,945)
Proceeds from maturities, prepayments and calls of investment securities available for sale	29,295	18,627	11,224
Funds invested in securities held to maturity	—	—	(5,622)
Proceeds from maturities, prepayments and calls of investment securities held to maturity	2,021	6,217	1,663
Proceeds from redemption of other equity securities	2,000	2,800	6,813
Purchase of other equity securities	(4,844)	(2,261)	(7,067)
Net increase in loans	(133,708)	(100,634)	(124,041)
Proceeds from sales of other real estate owned	591	541	2,857
Proceeds from sales of fixed assets	625	2,686	696
Purchases of fixed assets	(2,081)	(3,964)	(4,079)
Acquisition of trademark intangible	—	(100)	—
Purchase of bank owned life insurance	(15,000)	(3,500)	—
Purchase of other investments	(711)	(553)	—
Distributions from other investments	24	—	—
Cash paid for Citizens, net of cash acquired	(1,235)	—	—
Cash acquired from BOJ, net of cash paid	22,436	—	—
Net cash used in investing activities	(98,348)	(151,966)	(173,314)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)

	For the years ended December 31,
	2017	2016	2015
Cash flows from financing activities
Net (decrease) increase in customer deposits	(20,467)	170,436	109,391
Net (decrease) increase in repurchase agreements	(17,152)	(12)	26,807
Net increase (decrease) in short-term FHLB advances	43,500	(33,780)	13,141
Proceeds from long-term FHLB advances	55,000	5,000	3,000
Repayment of long-term FHLB advances	(20,603)	(15,914)	(14,429)
Cash dividends paid on common stock	(722)	(278)	(221)
Payments to repurchase common stock	(506)	(3,473)	(572)
Proceeds from public offering of common stock, net of issuance costs	32,509	—	—
Proceeds from stock options and warrants exercised	1,172	165	135
Proceeds from other borrowings	78	1,000	—
Repayments of other borrowings	(1,078)	—	—
Proceeds from subordinated debt, net of issuance costs	18,133	—	—
Net cash provided by financing activities	89,864	123,144	137,252
Net increase in cash and cash equivalents	973	8,482	1,454
Cash and cash equivalents, beginning of period	29,448	20,966	19,512
Cash and cash equivalents, end of period	$30,421	$29,448	$20,966

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Income taxes	$4,375	$2,850	$4,000
Interest on deposits and borrowings	10,201	8,294	5,833
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfer from loans to other real estate owned	$42	$3,875	$1,005
Transfer from bank premises and equipment to other assets	1,146	—	—

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Investar Holding Corporation (the “Company”) is a financial holding company headquartered in Baton Rouge, Louisiana, that provides, through its wholly-owned subsidiary, Investar Bank (the “Bank”), full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses throughout its Louisiana markets of Baton Rouge, New Orleans, Hammond, and Lafayette and their greater surrounding areas.
Basis of Presentation
The consolidated financial statements of Investar Holding Corporation and its wholly-owned subsidiary, the Bank, have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to generally accepted practices within the banking industry.
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
Other estimates that are susceptible to significant change in the near term relate to the allowance for off-balance sheet credit losses, the fair value of stock-based compensation awards, the determination of other-than-temporary impairments of securities, and the fair value of financial instruments.
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses on the sale of debt and equity securities are determined using the specific-identification method and average price method, respectively.
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
Other Equity Securities
The Company is a member of the FHLB system.  Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, is restricted as to redemption, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Other equity securities also include investments in Independent Bankers Financial Corporation (“IBFC”) and First National Bankers Bankshares (“FNBB”) stock. These investments are carried at cost which approximates fair value.
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
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the unpaid principal balance outstanding, net of purchase premiums or discounts, deferred income (net of costs), any direct principal charge-offs, and an allowance for loan losses. Interest on loans is calculated by using the effective interest method on daily balances of the principal amount outstanding. Loan origination fees, net of direct loan origination costs, and commitment fees, are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more; however, management may elect to continue the accrual when the estimated net realizable value of collateral is sufficient to cover the principal balance and the accrued interest. Any unpaid interest previously accrued on nonaccrual loans is reversed from income. Interest income, generally, is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period of repayment performance by the borrower.
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

See Acquisition Accounting and Acquired Impaired Loans below for accounting treatment of loans acquired through business acquisitions.
Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. For loans carried at the lower of cost or fair value, gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan. At December 31, 2017 and 2016, the Company did not have any loans held for sale.
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
The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. Based on management’s review and observations made through qualitative review, management may apply qualitative adjustments to determine loss estimates at a group and/or portfolio segment level as deemed appropriate. Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in its portfolio and portfolio segments. The Company utilizes an internally developed model that requires judgment to determine the estimation method that fits the credit risk characteristics of the loans in its portfolio and portfolio segments. Qualitative and environmental factors that may not be directly reflected in quantitative estimates include: asset quality trends, changes in loan concentrations, new products and process changes, changes and pressures from competition, changes in lending policies and underwriting practices, trends in the nature and volume of the loan portfolio, changes in experience and depth of lending staff and management and national and regional economic trends. Changes in these factors are considered in determining changes in the allowance for loan losses. The impact of these factors on the Company’s qualitative assessment of the allowance for loan losses can change from period to period based on management’s assessment of the extent to which these factors are already reflected in historic loss rates. The uncertainty inherent in the estimation process is also considered in evaluating the allowance for loan losses.
In the ordinary course of business, the Bank enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At December 31, 2017 the reserve for unfunded loan commitments was $32,000.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Troubled Debt Restructurings
The Company periodically grants concessions to its customers in an attempt to protect as much of its investment as possible and minimize the risk of loss. These concessions may include restructuring the terms of a customer loan, thereby adjusting the customer’s payment requirements. In accordance with the FASB’s Accounting Standards Update (“ASU”) 2011-2, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, in order to be considered a troubled debt restructuring (a “TDR”), the Company must conclude that the restructuring constitutes a concession and the customer is experiencing financial difficulties. The Company defines a concession to a customer as a modification of existing loan terms for economic or legal reasons that it would otherwise not consider. Concessions are typically granted through an agreement with the customer or are imposed by a court of law. Concessions include modifying original loan terms to reduce or defer cash payments required as part of the loan agreement, including but not limited to a reduction of the stated interest rate for the remaining original life of the debt, an extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk characteristics, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest receivable on a debt. In its determination of whether the customer is experiencing financial difficulties, the Company considers numerous indicators, including but not limited to, whether the customer has declared or is in the process of declaring bankruptcy, whether there is substantial doubt about the customer’s ability to continue as a going concern, whether the Company believes the customer’s future cash flows will be insufficient to service the debt in accordance with the contractual terms of the existing agreement for the foreseeable future, and whether without modification the customer cannot obtain sufficient funds from other sources at an effective interest rate equal to the current market rate for similar debt for a non-troubled debtor.
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
For the years ended December 31, 2016 and 2015, expected future cash flows from ASRs approximated adequate compensation for such activities. Accordingly, the Company has not recorded an asset or liability. There were no loan sales during the year ended December 31, 2017. Total income earned from servicing activities was approximately $1.0 million for the year ended December 31, 2017, and $1.6 million for both the years ended December 31, 2016, and 2015, respectively.
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Costs relative to the development and improvement of properties are capitalized to the extent realizable, whereas ordinary upkeep disbursements are charged to expense. The ability of the Company to recover the carrying value of real estate is based upon future sales of the other real estate owned. The ability to affect such sales is subject to market conditions and other factors, many of which are beyond the Company’s control. Operating income and expense of such properties is included in other operating income or expense, respectively, on the accompanying consolidated statements of income. Gain or loss on the disposition of such properties is included in noninterest income on the consolidated statements of income.
Bank Premises and Equipment
Land is carried at cost. Buildings and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed by the straight-line method and is charged to expense over the estimated useful lives of the assets, which range from 1 to 39 years. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are expensed as incurred. Gains or losses on the disposition of land, buildings, and equipment are included in noninterest income on the consolidated statements of income.
Bank Owned Life Insurance
The Company invests in bank owned life insurance (“BOLI”) policies that provide earnings to help cover the cost of employee benefit plans. The Company is the owner and beneficiary of the life insurance policies it purchased directly on a chosen group of employees. The policies are carried on the Company’s consolidated balance sheet at their cash surrender value and are subject to regulatory capital requirements. The determination of the cash surrender value includes a full evaluation of the contractual terms of each policy and assumes the surrender of policies on an individual-life by individual-life basis. Additionally, the Company periodically reviews the creditworthiness of the insurance companies that have underwritten the policies. Earnings accruing to the Company are derived from the general account investments of the insurance companies. Increases in the net cash surrender value of BOLI policies and insurance proceeds received are not taxable and are recorded in noninterest income in the consolidated statements of income.
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
Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with FASB ASC Topic 360, Property, Plant, and Equipment. If impaired, the asset is written down to its estimated fair value. No impairment charges have been recognized through December 31, 2017. Core deposit intangibles representing the value of the acquired core deposit base are generally recorded in connection with business combinations involving banks and branch locations. The Company’s policy is to amortize core deposit intangibles over the estimated useful life of the deposit base. The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant revision of the remaining period of amortization. The Company’s core deposit intangibles are currently amortized using the sum-of-the-years-digits basis over 10 to 15 years. See Note 8, Goodwill and Other Intangible Assets, for additional information.
Repurchase Agreements
Securities sold under agreements to repurchase are secured borrowings treated as financing activities and are carried at the amounts at which the securities will be subsequently reacquired as specified in the respective agreements.
Stock-Based Compensation
The Company accounts for stock-based compensation under the provisions of ASC Topic 718, Compensation - Stock Compensation. Under this accounting guidance, fair value is established as the measurement objective in accounting for share-based payment awards and requires the application of a fair value based measurement method in accounting for compensation costs, which is recognized over the requisite service period. The impact of forfeitures of share-based payment awards on compensation expense is recognized as forfeitures occur. See Note 15, Stock-Based Compensation, for further disclosures regarding stock-based compensation.
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Derivative Financial Instruments
ASC Topic 815, Derivatives and Hedging, requires that all derivatives be recognized as assets or liabilities in the balance sheet at fair value. Derivatives executed with the same counterparty are generally subject to master netting arrangements, however, fair value amounts recognized for derivative financial instruments and fair value amounts recognized for the right/obligation to reclaim/return cash collateral are not offset for financial reporting purposes.
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
Income Taxes
The provision for income taxes is based on amounts reported in the consolidated statements of income after exclusion of nontaxable income such as interest on state and municipal securities. Also, certain items of income and expenses are recognized in different time periods for financial statement purposes than for income tax purposes. Thus, provisions for deferred taxes are recorded in recognition of such temporary differences.
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
Revenue Recognition
The Company recognizes revenue in the consolidated statements of income as it is earned and when collectability is reasonably assured. The primary source of revenue is interest income from interest-earning assets, which is recognized on the accrual basis of accounting using the effective interest method. The recognition of revenues from interest-earning assets is based upon formulas from underlying loan agreements, securities contracts, or other similar contracts. Noninterest income is recognized on the accrual basis of accounting as services are provided or as transactions occur. Noninterest income includes fees from deposit accounts, merchant services, ATM and debit card fees, servicing fees, and other miscellaneous services and transactions.
Earnings Per Share
Basic earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities (i.e. unvested time-vested restricted stock), not subject to performance based measures.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options and warrants) were issued during the period, computed using the treasury stock method.
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
Purchased loans acquired in a business combination are recorded at their estimated fair value as of the acquisition date. The fair value of loans acquired is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest prepayments, estimated payments, estimated default rates, estimated loss severity in the event of defaults, and current market rates. The fair value adjustment for performing acquired loans is amortized over the life of the loan using the effective interest method. Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date. Subsequent to acquisition, acquired performing loans are evaluated using a similar allowance methodology as the legacy portfolio. An allowance for credit losses is only recorded to the extent that the required reserves exceed the unamortized fair value adjustment.
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
The excess of expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable. As required by ASC 310-30, the Company periodically re-estimates the expected cash flows to be collected over the life of the acquired impaired loans. Improvements in expected cash flows over those originally estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in the amount and changes in the timing of expected cash flows compared to those originally estimated decrease the accretable yield and usually result in a provision for loan losses and the establishment of an allowance for loan losses with respect to the acquired impaired loan. The carrying value of acquired impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income. If future cash flows are not reasonably estimable, the Company accounts for the acquired loans using the cash basis method.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Share Repurchases
Effective January 1, 2015, companies incorporated under Louisiana law became subject to the Louisiana Business Corporation Act. Provisions of the Louisiana Business Corporation Act eliminate the concept of treasury stock. Rather, shares purchased by the Company constitute authorized but unissued shares. Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law. The Company’s consolidated financial statements as of December 31, 2017 and 2016 reflect this change. The cost of shares purchased by the Company has been allocated to common stock and surplus balances.
Reclassifications
Certain reclassifications have been made to the 2016 and 2015 financial statements to confirm to the 2017 presentation. In that regard, ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), became effective for us on January 1, 2017. ASU 2016-09 requires that excess tax benefits and deficiencies be recognized as a component of income taxes within the income statement. Additionally, ASU 2016-09 requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at award settlement were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award’s vesting period. We have elected to apply that change in cash flow presentation on a prospective basis. ASU 2016-09 also requires that companies make an accounting policy election regarding forfeitures, to either estimate the number of awards that are expected to vest or account for them when they occur. We have elected to recognize forfeitures as they occur. The impact of this change and that of the remaining provisions of ASU 2016-09 did not have a significant impact on our financial statements.
Impact of New Accounting Pronouncements
Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting was effective for the Company on January 1, 2017. ASU 2016-09 requires that all income tax effects related to vestings of share-based payment awards be reported in earnings as an increase (or decrease) to income tax expense. Previously, excess income tax benefits of a vested award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the award’s vesting period. The requirement to report those income tax effects in earnings has been applied to vestings occurring on or after January 1, 2017 and resulted in recording a $0.1 million tax benefit for the year ended December 31, 2017. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. We have elected to apply that change in cash flow classification on a prospective basis, and prior periods have not been adjusted. The impact of this change and that of the remaining provisions of ASU 2016-09 did not have a significant impact on our financial statements.
The Company early adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the fourth quarter of 2017. ASU 2018-02, issued in February 2018, provides for the reclassification of the effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income (AOCI) to retained earnings resulting from the Tax Cuts and Jobs Act of 2017. As a result, the Company reclassified $0.3 million from AOCI to retained earnings.
Recent Accounting Pronouncements
This section briefly describes accounting standards that have been issued, but are not yet adopted, that could impact the Company’s financial statements.
FASB ASC Topic 815 “Derivatives and Hedging” ASU No. 2017-12. The Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12 in August 2017. The ASU amends the hedge accounting model in Topic 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The amendments expand an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This amended guidance is effective for the Company on January 1, 2019, and, given the current level of derivatives designated as hedges, is not expected to have a material impact on our consolidated operating results or financial condition.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

FASB ASC Topic 718 “Compensation – Stock Compensation: Scope of Modification Accounting” ASU No. 2017-09. The FASB issued ASU No. 2017-09 in May 2017. The ASU clarifies when changes to terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as either an equity or liability instrument.
ASU 2017-09 will be effective for the Company beginning January 1, 2018. Early adoption is permitted. The guidance requires companies to apply the requirements prospectively to awards modified on or after the adoption date. ASU 2017-09 is not expected to have a significant impact on the Company’s consolidated financial statements.
FASB ASC Subtopic 310-20 “Receivables – Nonrefundable Fees and Other Costs, Premium Amortization on Purchased Callable Debt Securities” ASU No. 2017-08. The FASB issued ASU No. 2017-08 in March 2017. The amendments in the ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.
ASU 2017-08 will be effective for the Company beginning January 1, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is assessing the impact of ASU 2017-08 on its accounting and disclosures.
FASB ASC Topic 805 “Business Combinations: Clarifying the Definition of a Business” ASU No. 2017-01. The FASB issued ASU No. 2017-01 in January 2017. The amendments in the ASU are intended to clarify the definition and the current interpretation of a business to assist companies and other reporting organizations with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses.
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
FASB ASC Topic 350 “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” ASU No. 2017-04. The FASB issued ASU No. 2017-04 in January 2017. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Therefore, any carrying amount which exceeds the reporting unit’s fair value, up to the amount of goodwill recorded, will be recognized as an impairment loss.
ASU 2017-04 will be effective for the Company on January 1, 2020. The amendments will be applied prospectively on or after the effective date.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Based on recent goodwill impairments tests, which did not require the application of Step 2, the Company does not expect the adoption of this ASU to have a material impact.
FASB ASC Topic 230 “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments” ASU No. 2016-15. The FASB issued ASU No. 2016-15 in August 2016. The amendments in the ASU address eight specific cash flow issues with the objective of reducing the existing diversity in practice, as the issues are either unclear or do not have specific guidance under current GAAP.
ASU 2016-15 will be effective for the Company on January 1, 2018. The adoption of this standard is not expected to have a material impact on the Company’s consolidated statement of cash flows.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

FASB ASC Topic 326 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” ASU No. 2016-13. The FASB issued ASU No. 2016-13 in June 2016. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. In that regard, we have formed a cross-functional working group, under the direction of our Chief Financial Officer and our Chief Risk Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology. We are currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. We are also currently evaluating selected third-party vendor solutions to assist us in the application of the ASU 2016-13. The adoption of ASU 2016-13 is likely to result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses on debt securities. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.
FASB ASC Topic 842 “Leases” ASU No. 2016-02. The FASB issued ASU No. 2016-02 in February 2016 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements.
The amendments in this ASU are effective for the Company beginning January 1, 2018. Adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements. The Company leases certain properties under operating leases that will result in the recognition of lease assets and lease liabilities on the Company’s balance sheet under the ASU; however, the majority of the Company’s properties and all of the Company’s equipment are owned, not leased.
FASB ASC Topic 825 “Financial Instruments – Overall” ASU No. 2016-01. The FASB issued ASU No. 2016-01 in January 2016 to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU will not change the guidance for classifying and measuring investments in debt securities or loans; however, it will impact how entities measure certain equity investments, recognize changes in the fair value of financial liabilities measured under the fair value option that are attributable to instrument-specific credit risk, and disclose and present financial assets and liabilities in financial statements. The main provisions require investments in equity securities to be measured at fair value through net income, unless they qualify for a new practicability exception, the equity method of accounting, or consolidation, and require fair value changes arising from changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option to be recognized in other comprehensive income. The amendments will also require entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the statement of financial position or in the accompanying notes to the financial statements. Entities will also no longer have to disclose the methods and significant assumptions for financial instruments measured at amortized cost, but will be required to measure such instruments under the “exit price” notion for disclosure purposes.
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

FASB ASC Topic 606 “Revenue from Contracts with Customers” ASU No. 2014-09. ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Our revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and noninterest income. ASU 2014-09 will impact certain recurring revenue streams within noninterest income such as service charges on deposit accounts; however, these changes will not have a significant impact on our financial statements. ASU 2014-09 will be effective for us on January 1, 2018 using a modified retrospective transition approach and will not have a significant impact on our financial statements.
NOTE 2. BUSINESS COMBINATIONS
Citizens Bancshares, Inc.
On July 1, 2017, the Company completed the acquisition of Citizens Bancshares, Inc. (“Citizens”) and its wholly-owned subsidiary, Citizens Bank, located in Evangeline Parish, Louisiana. The Company acquired 100% of Citizens’ outstanding common shares for an aggregate amount of cash consideration equal to $45.8 million, or approximately $419.20 per share. The acquisition of Citizens expands the Company’s branch footprint in Louisiana and increases the core deposit base to help position the Company to continue to grow. After fair value adjustments, the acquisition added $251 million in total assets, $129 million in loans, and $212 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $9.0 million of goodwill.
The table below shows the allocation of the consideration paid for Citizens’ common equity to the acquired identifiable assets and liabilities assumed and the goodwill generated from the transaction (dollars in thousands). The fair values listed below, primarily related to loans and deferred tax assets and liabilities, are subject to refinement for up to one year after the closing date of the acquisition as additional information becomes available.

Purchase price:
Cash paid	$45,800

Fair value of assets acquired:
Cash and cash equivalents	44,565
Investment securities	69,912
Loans	129,181
Bank premises and equipment	3,337
Core deposit intangible asset	1,462
Other assets	2,202
Total assets acquired	250,659

Fair value of liabilities acquired:
Deposits	212,228
Other liabilities	1,652
Total liabilities assumed	213,880

Fair value of net assets acquired	36,779
Goodwill	$9,021
Fair value adjustments to assets acquired and liabilities assumed are generally amortized using the effective yield method over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities.
The fair value of net assets acquired includes a fair value adjustment to loans as of the acquisition date. The adjustment for the acquired loan portfolio is based on current market interest rates, and the Company’s evaluation of credit losses identified.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The tables below present information about the loans acquired as of the date of acquisition (dollars in thousands).

Purchase Credit Impaired
Contractually required principal	$5,123
Non-accretable difference	(700)
Cash flows expected to be collected	4,423
Accretable yield	—
Fair value of acquired loans	$4,423

Non-Credit Impaired
Contractually required principal	$127,479
Cash flows expected to be collected	126,737
Accretable yield	(1,979)
Fair value of acquired loans	$124,758
BOJ Bancshares, Inc.
On December 1, 2017, the Company completed the acquisition of BOJ Bancshares, Inc. (“BOJ”) and its wholly-owned subsidiary, The Highlands Bank, located in Feliciana Parish, Louisiana. The Company acquired 100% of BOJ’s outstanding common shares for an aggregate merger consideration consisting of $3.95 million in cash, and an aggregate of 799,559 shares of Investar common stock, for a total of approximately $22.7 million. As with the Citizens acquisition, the acquisition of BOJ expands the Company’s branch footprint in Louisiana, allowing us to serve more customers in our surrounding market areas. After fair value adjustments, the acquisition added $152 million in total assets, $103 million in loans, and $126 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $5.4 million of goodwill.
The table below shows the allocation of the consideration paid for BOJ’s common equity to the acquired identifiable assets and liabilities assumed and the goodwill generated from the transaction (dollars in thousands). The fair values listed below, primarily related to loans and deferred tax assets and liabilities, are subject to refinement for up to one year after the closing date of the acquisition as additional information becomes available.

Purchase price:
Cash paid	$3,950
Common stock	18,749

Fair value of assets acquired:
Cash and cash equivalents	26,438
Investment securities	16,194
Loans	102,810
Bank premises and equipment	3,753
Core deposit intangible asset	1,018
Other assets	2,237
Total assets acquired	152,450

Fair value of liabilities acquired:
Deposits	125,789
FHLB advances	5,956
Trust preferred	2,178
Other liabilities	1,209
Total liabilities assumed	135,132

Fair value of net assets acquired	17,318
Goodwill	$5,381

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Fair value adjustments to assets acquired and liabilities assumed are generally amortized using the effective yield method over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities.
The fair value of net assets acquired includes a fair value adjustment to loans as of the acquisition date. The adjustment for the acquired loan portfolio is based on current market interest rates, and the Company’s initial evaluation of credit losses identified.
The tables below present information about the loans acquired as of the date of acquisition (dollars in thousands).

Purchase Credit Impaired
Contractually required principal	$4,557
Non-accretable difference	(162)
Cash flows expected to be collected	4,395
Accretable yield	—
Fair value of acquired loans	$4,395

Non-Credit Impaired
Contractually required principal	$106,324
Cash flows expected to be collected	99,745
Accretable yield	(1,330)
Fair value of acquired loans	$98,415
Supplemental Unaudited Pro Forma Information
The following unaudited supplemental pro forma information is presented to show estimated results assuming Citizens and BOJ were acquired as of January 1, 2016. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisitions as of January 1, 2016 and should not be considered representative of future operating results. The pro forma net income for the year ended December 31, 2017 excludes the tax-affected amount of $2.2 million of acquisition expenses recorded in noninterest expense by the Company, Citizens, and BOJ.

	Unaudited Pro Forma Information
	for the years ended December 31,
(dollars in thousands)	2017	2016
Interest income	$64,222	$58,996
Noninterest income	5,248	7,392
Net income	10,641	11,979
In the year ended December 31, 2017, since the acquisition dates of July 1, 2017 for Citizens and December 1, 2017 for BOJ, the acquired companies have added approximately $4.4 million, $0.6 million, and $1.1 million to interest income, noninterest income, and net income, respectively.
Acquisition Expense
Acquisition related costs of $1.9 million are included in acquisition expenses in the accompanying consolidated statements of income, for the twelve month period ended December 31, 2017. These costs include system conversion and integrating operations charges as well as legal and consulting expenses.
NOTE 3. INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities classified as available for sale are summarized below as of the dates presented (dollars in thousands).

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government agencies and corporations	$52,889	$24	$(697)	$52,216
Obligations of state and political subdivisions	35,572	87	(422)	35,237
Corporate bonds	16,428	112	(330)	16,210
Residential mortgage-backed securities	110,690	58	(1,270)	109,478
Commercial mortgage-backed securities	3,651	—	(70)	3,581
Equity securities	847	24	(29)	842
Total available for sale securities	$220,077	$305	$(2,818)	$217,564

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government agencies and corporations	$29,809	$68	$(387)	$29,490
Obligations of state and political subdivisions	29,631	15	(1,791)	27,855
Corporate bonds	15,292	54	(378)	14,968
Residential mortgage-backed securities	88,295	193	(900)	87,588
Commercial mortgage-backed securities	2,520	—	(76)	2,444
Equity securities	711	46	(51)	706
Total available for sale securities	$166,258	$376	$(3,583)	$163,051
Proceeds from sales of investment securities available for sale and gross realized gains and losses are summarized below as of the dates presented (dollars in thousands).

	Twelve months ended December 31,
	2017	2016	2015
Proceeds from sale	$106,448	$15,515	$27,187
Gross gains	$342	$443	$494
Gross losses	$(50)	$—	$(5)
The amortized cost and approximate fair value of investment securities classified as held to maturity are summarized below as of the dates presented (dollars in thousands).

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of state and political subdivisions	$11,861	$9	$(15)	$11,855
Residential mortgage-backed securities	6,136	4	(48)	6,092
Total held to maturity securities	$17,997	$13	$(63)	$17,947

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of state and political subdivisions	$12,976	$2	$(429)	$12,549
Residential mortgage-backed securities	7,115	8	(60)	7,063
Total held to maturity securities	$20,091	$10	$(489)	$19,612

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The following table presents, by type and number of securities, the age of gross unrealized losses and fair value by investment category for securities available for sale as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
December 31, 2017	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and corporations	88	$34,281	$(444)	$11,119	$(253)	$45,400	$(697)
Obligations of state and political subdivisions	57	12,315	(77)	9,930	(345)	22,245	(422)
Corporate bonds	20	1,116	(6)	6,273	(324)	7,389	(330)
Residential mortgage-backed securities	159	71,893	(729)	28,410	(541)	100,303	(1,270)
Commercial mortgage-backed securities	6	1,979	(12)	1,602	(58)	3,581	(70)
Equity securities	1	—	—	478	(29)	478	(29)
Total	331	$121,584	$(1,268)	$57,812	$(1,550)	$179,396	$(2,818)

		Less than 12 Months		12 Months or More		Total
December 31, 2016	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and corporations	45	$22,819	$(382)	$448	$(5)	$23,267	$(387)
Obligations of state and political subdivisions	33	25,764	(1,791)	—	—	25,764	(1,791)
Corporate bonds	27	3,724	(132)	6,929	(246)	10,653	(378)
Residential mortgage-backed securities	110	60,433	(883)	1,778	(17)	62,211	(900)
Commercial mortgage-backed securities	4	2,444	(76)	—	—	2,444	(76)
Equity securities	3	50	(4)	492	(47)	542	(51)
Total	222	$115,234	$(3,268)	$9,647	$(315)	$124,881	$(3,583)
The following table presents, by type and number of securities, the age of gross unrealized losses and fair value by investment category for securities held to maturity as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
December 31, 2017	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political subdivisions	1	$6,007	$(15)	$—	$—	$6,007	$(15)
Residential mortgage-backed securities	6	1,601	(3)	2,522	(45)	4,123	(48)
Total	7	$7,608	$(18)	$2,522	$(45)	$10,130	$(63)

		Less than 12 Months		12 Months or More		Total
December 31, 2016	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political subdivisions	5	$9,597	$(429)	$—	$—	$9,597	$(429)
Residential mortgage-backed securities	6	4,677	(60)	—	—	4,677	(60)
Total	11	$14,274	$(489)	$—	$—	$14,274	$(489)
The unrealized losses in the Bank’s investment portfolio, caused by interest rate increases, are not credit issues. The Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. The Bank does not consider these securities to be other-than-temporarily impaired at December 31, 2017 or December 31, 2016.
The amortized cost and approximate fair value of investment debt securities, by contractual maturity (including mortgage-backed securities), are shown below as of the dates presented (dollars in thousands). Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	Securities Available For Sale		Securities Held To Maturity
December 31, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,319	$1,319	$720	$721
Due after one year through five years	15,379	15,331	3,245	3,249
Due after five years through ten years	28,242	27,833	1,875	1,878
Due after ten years	174,290	172,239	12,157	12,099
Total debt securities	$219,230	$216,722	$17,997	$17,947

	Securities Available For Sale		Securities Held To Maturity
December 31, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,753	$1,750	$685	$686
Due after one year through five years	10,509	10,476	3,095	3,089
Due after five years through ten years	27,173	26,771	2,745	2,637
Due after ten years	126,112	123,348	13,566	13,200
Total debt securities	$165,547	$162,345	$20,091	$19,612
NOTE 4. LOANS
The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands). There were no loans held for sale as of the dates presented.

	December 31,
	2017	2016
Construction and development	$157,667	$90,737
1-4 Family	276,922	177,205
Multifamily	51,283	42,759
Farmland	23,838	8,207
Commercial real estate	537,364	380,716
Total mortgage loans on real estate	1,047,074	699,624
Commercial and industrial	135,392	85,377
Consumer	76,313	108,425
Total loans	$1,258,779	$893,426
Unamortized premiums and discounts on loans, included in the total loans balances above, were $2.6 million and $1.2 million at December 31, 2017 and 2016, respectively.
Nonaccrual and Past Due Loans
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, we consider the borrower’s debt service capacity through the analysis of current financial information, if available, and/or current information with regards to our collateral position. Regulatory provisions would typically require the placement of a loan on nonaccrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The tables below provide an analysis of the aging of loans as of the dates presented (dollars in thousands).

	December 31, 2017
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$157,123	$225	$—	$—	$34	$259	$285	$157,667
1-4 Family	273,321	1,396	185	56	478	2,115	1,486	276,922
Multifamily	50,271	—	—	—	—	—	1,012	51,283
Farmland	19,619	—	—	58	—	58	4,161	23,838
Commercial real estate	535,014	107	89	—	67	263	2,087	537,364
Total mortgage loans on real estate	1,035,348	1,728	274	114	579	2,695	9,031	1,047,074
Commercial and industrial	133,009	977	67	—	10	1,054	1,329	135,392
Consumer	74,409	610	152	20	1,118	1,900	4	76,313
Total loans	$1,242,766	$3,315	$493	$134	$1,707	$5,649	$10,364	$1,258,779

	December 31, 2016
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$89,996	$48	$—	$—	$33	$81	$660	$90,737
1-4 Family	176,237	427	—	—	47	474	494	177,205
Multifamily	41,737	—	—	—	—	—	1,022	42,759
Farmland	8,207	—	—	—	—	—	—	8,207
Commercial real estate	380,716	—	—	—	—	—	—	380,716
Total mortgage loans on real estate	696,893	475	—	—	80	555	2,176	699,624
Commercial and industrial	84,904	30	—	—	443	473	—	85,377
Consumer	106,889	378	149	1	1,008	1,536	—	108,425
Total loans	$888,686	$883	$149	$1	$1,531	$2,564	$2,176	$893,426
The total December 31, 2017 balance in the table above includes approximately $217.5 million of loans acquired in 2017 that were recorded at fair value as of the acquisition dates.
Credit Quality Indicators
Loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The following definitions are utilized for risk ratings, which are consistent with the definitions used in supervisory guidance.
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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
The tables below present a summary of the Company’s loan portfolio by credit quality indicator as of the dates presented (dollars in thousands).

	December 31, 2017
	Pass	Special Mention	Substandard	Total
Construction and development	$157,385	$—	$282	$157,667
1-4 Family	275,492	74	1,356	276,922
Multifamily	51,283	—	—	51,283
Farmland	19,611	2,773	1,454	23,838
Commercial real estate	536,741	—	623	537,364
Total mortgage loans on real estate	1,040,512	2,847	3,715	1,047,074
Commercial and industrial	134,522	—	870	135,392
Consumer	74,934	258	1,121	76,313
Total loans	$1,249,968	$3,105	$5,706	$1,258,779

	December 31, 2016
	Pass	Special Mention	Substandard	Total
Construction and development	$90,238	$—	$499	$90,737
1-4 Family	177,091	20	94	177,205
Multifamily	42,759	—	—	42,759
Farmland	8,207	—	—	8,207
Commercial real estate	380,716	—	—	380,716
Total mortgage loans on real estate	699,011	20	593	699,624
Commercial and industrial	83,215	59	2,103	85,377
Consumer	106,916	501	1,008	108,425
Total loans	$889,142	$580	$3,704	$893,426
The Company had no loans that were classified as doubtful or loss as of December 31, 2017 or 2016.
Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balances of the participations and whole loans sold were $204.2 million and $274.9 million as of December 31, 2017 and 2016, respectively. The unpaid principal balances of these loans were approximately $237.3 million and $319.6 million at December 31, 2017 and 2016, respectively.
In the ordinary course of business, the Company makes loans to its executive officers, principal shareholders, directors and to companies in which these borrowers are principal owners. Loans outstanding to such borrowers (including companies in which they are principal owners) amounted to approximately $31.2 million and $20.0 million as of December 31, 2017 and December 31, 2016, respectively.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The table below shows the aggregate amount of loans to such related parties for the years ended December 31, 2017 and 2016 (dollars in thousands).

	December 31,
	2017	2016
Balance, beginning of period	$19,957	$17,992
New loans	24,428	5,058
Repayments	(13,232)	(3,093)
Balance, end of period	$31,153	$19,957
Loans Acquired with Deteriorated Credit Quality
The Company elected to account for certain acquired loans as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments.
The table below shows the changes in the accretable yield on acquired impaired loans for the periods presented below (dollars in thousands).

Acquired Impaired
Balance, year ended December 31, 2015	$395
Transfers from non-accretable difference to accretable yield	1
Accretion to interest income	(121)
Balance, year ended December 31, 2016	$275
Transfers from non-accretable difference to accretable yield	28
Accretion to interest income	(303)
Balance, year ended December 31, 2017	$—
NOTE 5. ALLOWANCE FOR LOAN LOSSES
The table below shows a summary of the activity in the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands).

	December 31,
	2017	2016	2015
Balance, beginning of period	$7,051	$6,128	$4,630
Provision for loan losses	1,540	2,079	1,865
Loans charged-off	(765)	(1,228)	(630)
Recoveries	65	72	263
Balance, end of period	$7,891	$7,051	$6,128

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The following tables outline the activity in the allowance for loan losses by collateral type for the years ended December 31, 2017, 2016 and 2015, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of December 31, 2017, 2016 and 2015 (dollars in thousands).

	December 31, 2017
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$579	$60	$1,377	$355	$2,499	$759	$1,422	$7,051
Charge-offs	—	—	—	—	—	(270)	(495)	(765)
Recoveries	34	—	7	—	—	—	24	65
Provision	332	—	(97)	(23)	1,100	204	24	1,540
Ending balance	$945	$60	$1,287	$332	$3,599	$693	$975	$7,891
Ending allowance balance for loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$304	$304
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	$945	$60	$1,287	$332	$3,599	$693	$671	$7,587
Loans receivable:
Balance of loans individually evaluated for impairment	$182	$—	$1,136	$—	$640	$—	$1,086	$3,044
Balance of loans acquired with deteriorated credit quality	285	4,161	1,486	1,012	2,087	1,329	4	10,364
Balance of loans collectively evaluated for impairment	157,200	19,677	274,300	50,271	534,637	134,063	75,223	1,245,371
Total period-end balance	$157,667	$23,838	$276,922	$51,283	$537,364	$135,392	$76,313	$1,258,779

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	December 31, 2016
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$644	$22	$1,213	$246	$2,156	$513	$1,334	$6,128
Charge-offs	(27)	—	(57)	—	(526)	—	(618)	(1,228)
Recoveries	14	—	13	—	1	20	24	72
Provision	(52)	38	208	109	868	226	682	2,079
Ending balance	$579	$60	$1,377	$355	$2,499	$759	$1,422	$7,051
Ending allowance balance for loans individually evaluated for impairment	$—	$—	$—	$—	$—	$136	$287	$423
Ending allowance balance for loans collectively evaluated for impairment	$579	$60	$1,377	$355	$2,499	$623	$1,135	$6,628
Ending allowance balance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Loans receivable:
Balance of loans individually evaluated for impairment	$645	$—	$1,673	$—	$608	$443	$1,008	$4,377
Balance of loans collectively evaluated for impairment	90,092	8,207	175,532	42,759	380,108	84,934	107,417	889,049
Total period-end balance	$90,737	$8,207	$177,205	$42,759	$380,716	$85,377	$108,425	$893,426
Balance of loans acquired with deteriorated credit quality	$660	$—	$494	$1,022	$—	$—	$—	$2,176

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	December 31, 2015
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$526	$18	$909	$137	$1,571	$390	$1,079	$4,630
Charge-offs	(17)	—	(78)	—	—	(58)	(477)	(630)
Recoveries	25	—	12	—	1	197	28	263
Provision	110	4	370	109	584	(16)	704	1,865
Ending balance	$644	$22	$1,213	$246	$2,156	$513	$1,334	$6,128
Ending allowance balance for loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$220	$220
Ending allowance balance for loans collectively evaluated for impairment	$644	$22	$1,213	$246	$2,156	$513	$1,114	$5,908
Ending allowance balance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Loans receivable:
Balance of loans individually evaluated for impairment	$1,242	$—	$1,419	$—	$630	$—	$754	$4,045
Balance of loans collectively evaluated for impairment	80,621	2,955	154,881	29,694	287,953	69,961	115,331	741,396
Total period-end balance	$81,863	$2,955	$156,300	$29,694	$288,583	$69,961	$116,085	$745,441
Balance of loans acquired with deteriorated credit quality	$737	$—	$852	$1,062	$—	$—	$39	$2,690
Impaired Loans
The Company considers a loan to be impaired when, based on current information and events, the Company determines that it will not be able to collect all amounts due according to the loan agreement, including scheduled interest payments. Determination of impairment is treated the same across all classes of loans. When the Company identifies a loan as impaired, it measures the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loans is the operation or liquidation of the collateral. In these cases when foreclosure is probable, the Company uses the current fair value of the collateral, less selling costs, instead of discounted cash flows. If the Company determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs, and unamortized premium or discount), the Company recognizes impairment through an allowance estimate or a charge-off to the allowance.
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
The following tables contain information on the Company’s impaired loans, which include all TDRs and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses. The average balances are calculated based on the month-end balances of the loans during the period reported (dollars in thousands).

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	As of and for the year ended December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$182	$202	$—	$338	$13
1-4 Family	1,136	1,169	—	1,344	76
Commercial real estate	640	654	—	620	46
Total mortgage loans on real estate	1,958	2,025	—	2,302	135
Commercial and industrial	—	—	—	122	—
Consumer	168	217	—	380	1
Total	2,126	2,242	—	2,804	136

With related allowance recorded:
Consumer	918	956	304	738	1
Total	918	956	304	738	1

Total loans:
Construction and development	182	202	—	338	13
1-4 Family	1,136	1,169	—	1,344	76
Commercial real estate	640	654	—	620	46
Total mortgage loans on real estate	1,958	2,025	—	2,302	135
Commercial and industrial	—	—	—	122	—
Consumer	1,086	1,173	304	1,118	2
Total	$3,044	$3,198	$304	$3,542	$137

	As of and for the year ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$645	$661	$—	$1,024	$90
1-4 Family	1,673	1,701	—	1,910	66
Commercial real estate	608	623	—	1,742	7
Total mortgage loans on real estate	2,926	2,985	—	4,676	163
Commercial and industrial	15	16	—	1,509	—
Consumer	153	166	—	399	11
Total	3,094	3,167	—	6,584	174

With related allowance recorded:
Commercial and industrial	428	430	136	144	—
Consumer	855	873	287	506	6
Total	1,283	1,303	423	650	6

Total loans:
Construction and development	645	661	—	1,024	90
1-4 Family	1,673	1,701	—	1,910	66
Commercial real estate	608	623	—	1,742	7
Total mortgage loans on real estate	2,926	2,985	—	4,676	163
Commercial and industrial	443	446	136	1,653	—
Consumer	1,008	1,039	287	905	17
Total	$4,377	$4,470	$423	$7,234	$180

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	As of and for the year ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$1,242	$1,241	$—	$1,349	$17
1-4 Family	1,419	1,416	—	1,522	52
Commercial real estate	630	629	—	844	49
Total mortgage loans on real estate	3,291	3,286	—	3,715	118
Commercial and industrial	—	—	—	66	45
Consumer	159	159	—	266	26
Total	3,450	3,445	—	4,047	189

With related allowance recorded:
Consumer	595	595	220	210	15
Total	595	595	220	210	15

Total loans:
Construction and development	1,242	1,241	—	1,349	17
1-4 Family	1,419	1,416	—	1,522	52
Commercial real estate	630	629	—	844	49
Total mortgage loans on real estate	3,291	3,286	—	3,715	118
Commercial and industrial	—	—	—	66	45
Consumer	754	754	220	476	41
Total	$4,045	$4,040	$220	$4,257	$204
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
Loans classified as TDRs, consisting of eighteen credits, totaled approximately $1.6 million at December 31, 2017, compared to eighteen credits totaling $2.4 million at December 31, 2016. Eight of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, nine of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to modification of terms through principal payment forbearance, paying interest only for a specified period of time. As of December 31, 2017, and December 31, 2016 all restructured loans were performing under their modified terms. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value. TDRs are excluded from the loans collectively evaluated for impairment (ASC 450).
At December 31, 2017 and 2016, there were no available balances on loans classified as TDRs that the Company was committed to lend.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The table below presents the TDR pre- and post-modification outstanding recorded investments by loan categories for loans modified during the years ended December 31, 2017 and 2016 (dollars in thousands).

	December 31, 2017			December 31, 2016
Troubled debt restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
1-4 Family	—	$—	$—	9	$436	$436
Consumer	1	5	5	—	—	—
		$5	$5		$436	$436
At December 31, 2017 and 2016, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the years ended December 31, 2017 and 2016, respectively.
The following is a summary of accruing and nonaccrual TDRs and the related loan losses by portfolio type as of the dates presented (dollars in thousands).

	TDRs
	Accruing	Nonaccrual	Total	Related Allowance
December 31, 2017
Construction and development	$154	$—	$154	$—
1-4 Family	889	—	889	—
Commercial real estate	573	—	573	—
Consumer	5	—	5
Total	$1,621	$—	$1,621	$—

December 31, 2016
Construction and development	$165	$—	$165	$—
1-4 Family	1,626	—	1,626	—
Commercial and industrial	608	—	608	—
Total	$2,399	$—	$2,399	$—

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The table below includes the average recorded investment and interest income recognized for TDRs for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands).

	TDRs
	Average Recorded Investment	Interest Income Recognized
December 31, 2017
Construction and development	$159	$13
1-4 Family	1,255	76
Commercial real estate	592	46
Consumer	2	2
Total	$2,008	$137

December 31, 2016
Construction and development	$171	$13
1-4 Family	1,614	66
Commercial real estate	617	7
Total	$2,402	$86

December 31, 2015
Construction and development	$181	$13
1-4 Family	1,240	52
Commercial real estate	371	9
Consumer	42	6
Total	$1,834	$80
NOTE 6. OTHER REAL ESTATE OWNED
The table below shows the activity in other real estate owned for the periods presented (dollars in thousands).

	December 31,
	2017	2016
Balance, beginning of period	$4,065	$725
Transfers from loans	42	3,875
Acquired other real estate owned	477	—
Sales of other real estate owned	(564)	(528)
Write-downs	(183)	(7)
Balance, end of period	$3,837	$4,065
As of December 31, 2017 and December 31, 2016, other real estate owned related to acquisitions totaled approximately $0.2 million and $0.3 million, respectively.

NOTE 7. BANK PREMISES AND EQUIPMENT
Bank premises and equipment consisted of the following as of the dates indicated (dollars in thousands).

	December 31,
	2017	2016
Land	$10,476	$9,668
Buildings and improvements	25,750	18,641
Furniture and equipment	7,419	6,567
Software	812	684
Construction-in-progress	908	2,913
Less: Accumulated depreciation and amortization	(7,825)	(6,751)
Bank premises and equipment, net	$37,540	$31,722
Depreciation and amortization related to bank premises and equipment charged to noninterest expense was approximately $1.9 million, $1.5 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
At December 31, 2017, goodwill and intangible assets totaled $19.9 million and included no accumulated impairment losses. The Company’s intangible assets consist of goodwill and core deposit intangible assets arising from acquisitions. Also included in intangible assets is a trademark intangible that was acquired during the year ended December 31, 2016. The Company has determined that the core deposit intangible assets have finite lives and amortizes them over the estimated useful lives of the assets.
Goodwill was recorded during the year ended December 31, 2017 as a result of the acquisitions of Citizens and BOJ, discussed in Note 2. The carrying amount of goodwill acquired from Citizens and BOJ as of December 31, 2017 was $9.0 million and $5.4 million, respectively. The trademark intangible had a carrying value of $0.1 million at December 31, 2017 and 2016.
In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite-lived intangible assets at least annually, or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing in the fourth quarter of 2017 and determined that there was no impairment to its goodwill or trademark intangible asset.
The table below shows a summary of the core deposit intangible assets as of the dates presented (dollars in thousands).

	December 31,
	2017	2016
Gross carrying amount	$3,097	$617
Accumulated amortization	(357)	(167)
Net carrying amount	$2,740	$450
The Company acquired core deposit intangibles of $1.5 million and $1.0 million in the Citizens and BOJ acquisitions, respectively, during the year ended December 31, 2017.

Core deposit intangibles are being amortized over their estimated useful lives, which range from 10 to 15 years. Amortization expense on the core deposit intangible assets recorded in depreciation and amortization totaled approximately $190,000, $41,000, and $41,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The future amortization schedule for the Company’s core deposit intangible assets is as follows in the table below. The weighted average amortization period remaining for core deposit intangibles is 9.7 years.

(dollars in thousands)
2018	$477
2019	432
2020	387
2021	342
2022	297
Thereafter	805
$2,740
NOTE 9. DEPOSITS
Deposits consisted of the following as of the dates presented (dollars in thousands).

	December 31,
	2017	2016
Noninterest-bearing demand deposits	$216,599	$108,404
NOW accounts	208,683	171,556
Money market deposit accounts	146,140	123,079
Savings accounts	117,372	52,860
Time deposits	536,443	451,888
Total deposits	$1,225,237	$907,787
The table below summarizes outstanding time deposits as of the dates indicated (dollars in thousands).

	December 31,
	2017	2016
$0 to $99,999	$252,636	$268,875
$100,000 to $249,999	203,966	134,920
$250,000 and above	79,841	48,093
	$536,443	$451,888
The contractual maturities of time deposits of $100,000 or more outstanding are summarized in the table below as of the dates presented (dollars in thousands).

	December 31,
	2017	2016
Time remaining until maturity:
Three months or less	$81,844	$59,739
Over three through six months	55,411	26,053
Over six through twelve months	63,183	20,987
Over one year through three years	80,160	67,253
Over three years	3,209	8,981
	$283,807	$183,013

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The approximate scheduled maturities of time deposits for each of the next five years are shown below (dollars in thousands).

2018	$351,996
2019	147,465
2020	20,860
2021	10,948
2022	5,174
$536,443
Public fund deposits as of December 31, 2017 and 2016 totaled approximately $78.3 million and $29.8 million, respectively. The funds were secured by U.S. government securities with a fair value of approximately $67.5 million and $28.1 million as of December 31, 2017 and 2016, respectively.
As of December 31, 2017 and 2016, total deposits outstanding to executive officers, principal shareholders, directors and to companies in which they are principal owners amounted to approximately $40.4 million and $29.4 million, respectively.
NOTE 10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements for repurchase (“repurchase agreements”) are secured borrowings that mature on a daily basis. The balances of repurchase agreements were $21.9 million and $39.1 million as of December 31, 2017 and December 31, 2016, respectively. These funds were secured by investment securities with fair values of approximately $23.3 million and $49.3 million as of December 31, 2017 and December 31, 2016, respectively. The interest rate paid for repurchase agreements is tiered, based on balance, and is indexed to the Federal Funds Rate. The weighted average interest rate on repurchase agreements was 0.66% and 0.20% at December 31, 2017 and December 31, 2016, respectively. The weighted-average rate paid for repurchase agreements during the year ended December 31, 2017 was 0.33% and the weighted average rate for both years ended December 31, 2016 and 2015 was 0.20%.
NOTE 11. SUBORDINATED DEBT SECURITIES
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
The carrying value of subordinated debt was $18.2 million at December 31, 2017. The subordinated debt securities are recorded net of issuance costs of $0.4 million, which are being amortized using the straight-line method over the life of the Notes.
NOTE 12. OTHER BORROWED FUNDS
Federal Home Loan Bank Advances
Federal Home Loan Bank (“FHLB”) advances and weighted average interest rates at the end of the period by contractual maturity are summarized as of the dates presented (dollars in thousands).

	Amount		Weighted Average Rate
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Fixed rate advances maturing:
2017	$—	$73,603	—%	0.79%
2018	126,600	6,100	1.42	0.91
2019	12,000	—	1.46	—
2020	3,100	3,100	1.52	1.52
2027	25,000	—	1.06	—
ASC 805 Fair Value Adjustment	(42)	—	—	—
	$166,658	$82,803	1.37%	0.82%

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

As of December 31, 2017, these advances are collateralized by approximately $499.0 million of the Company’s loan portfolio and $72.6 million of the Company’s investment securities in accordance with the Advance Security and Collateral Agreement with the FHLB. As of December 31, 2017, the Company had an additional $401.0 million available under its line of credit with the FHLB.
Lines of Credit
In addition, the Company has outstanding unsecured lines of credit with its correspondent banks available to assist in the management of short-term liquidity. Any balances drawn on these lines of credit mature daily. At December 31, 2017, the available balance on the unsecured lines of credit totaled approximately $55.0 million, with no outstanding balance reflected on the consolidated balance sheet.
In addition to the unsecured lines of credit mentioned above, the Company has a secured line of credit with The Independent Bankers Bank (“TIB”) providing for a $20.0 million revolving line of credit maturing June 27, 2018. The revolving line of credit is secured by a first priority security interest in all of the capital stock of Investar Bank and a security interest in all property of Investar Bank held by the lender. At December 31, 2017, we had no outstanding balance on the secured line of credit, compared to $1.0 million at December 31, 2016. The Company was in compliance with all covenants related to its line of credit with TIB at December 31, 2017 and 2016.
Junior Subordinated Debt
The following table provides a summary of the Company’s junior subordinated debentures (dollars in thousands).

	Face Value	Carrying Value	Maturity Date	Variable Interest Rate	Interest Rate at December 31, 2017
First Community Louisiana Statutory Trust I	$3,609	$3,609	June 2036	3-month LIBOR + 1.77%	3.36%
BOJ Bancshares Statutory Trust I	3,093	2,183	December 2034	3-month LIBOR + 1.90%	3.49%
	$6,702	$5,792
These debentures are unsecured obligations due to trusts that are unconsolidated subsidiaries. The debentures were issued in conjunction with the trusts’ issuances of obligated capital securities. The trusts used the proceeds from the issuances of their capital securities to buy floating rate junior subordinated deferrable interest debentures that bear the same interest rate and terms as the capital securities. These debentures are the trusts’ only assets and the interest payments from the debentures finance the distributions paid on the capital securities. These debentures rank junior and are subordinate in the right of payment to all other debt of the Company.
As part of the purchase accounting adjustments made with the BOJ acquisition on December 31, 2017, the Company adjusted the carrying value of the junior subordinated debentures to fair value as of the acquisition date. The discount on the debentures will continue to be amortized through maturity and recognized as a component of interest expense.
The debentures may be called by the Company at par plus any accrued interest. Interest on the debentures is calculated quarterly. The distribution rate payable on the capital securities is cumulative and payable quarterly in arrears. The Company has the right to defer payments of interest on the debentures at any time by extending the interest payment period for a period not exceeding 20 consecutive quarters with respect to each deferral period, provided that no extension period may extend beyond the redemption or maturity date of the debentures.
The debentures are included on the consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations are eligible for inclusion in Tier I regulatory capital, subject to certain limitations. All of the carrying value of $5.8 million and $3.6 million was allowed in the calculation of Tier I regulatory capital as of December 31, 2017 and 2016, respectively.

NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS
The Company currently holds interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 2.6 years. The total notional amount of the derivative contracts is $50.0 million. These derivative contracts are currently between the Company and a single counterparty. To mitigate credit risk, securities are pledged to the Company by the counterparty in an amount greater than or equal to the gain position of the derivative contracts.
For the year ended December 31, 2017, a gain of $0.4 million, net of a $0.1 million tax expense, was recognized in “Other comprehensive income (loss)” (“OCI”) in the accompanying consolidated statements of other comprehensive income for the change in fair value of the interest rate swap contracts. For the years ended December 31, 2016 and December 31, 2015, a gain of $0.4 million, net of a $0.2 million tax expense, and a loss of $0.2 million, net of a $0.1 million tax benefit, respectively, was recognized in OCI in the accompanying consolidated statements of other comprehensive income for the change in fair value of the interest rate swap contracts.
The swap contracts had a fair value of $0.5 million and $8,000 at December 31, 2017 and 2016, respectively, and have been recorded in “Other assets” in the accompanying consolidated balance sheets. The accumulated gain of $0.4 million included in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets would be reclassified to current earnings if the hedge transaction becomes probable of not occurring. The Company expects the hedge to remain fully effective during the remaining term of the swap contract.
NOTE 14. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company’s Articles of Incorporation give the Company’s board of directors the authority to issue up to 5,000,000 shares of preferred stock. At December 31, 2017, there were no preferred shares outstanding. The preferred shares are considered “blank check” preferred stock. This type of preferred stock allows the board of directors to fix the designations, preferences and relative, participating, optional or other special rights, and qualifications and limitations or restrictions of any series of preferred stock without further shareholder approval.
Common Stock
The Company’s Articles of Incorporation give the Company’s board of directors the authority to issue up to 40,000,000 shares of common stock. At December 31, 2017, there were 9,514,926 common shares outstanding.
On March 22, 2017, the Company completed a common stock offering of 1.6 million shares of its common stock at a price of $21.25 per share. The common stock offering generated net proceeds of $32.5 million. On December 1, 2017, the Company issued 799,559 million shares of its common stock as consideration for the acquisition of BOJ. Total stockholders’ equity was $172.7 million at December 31, 2017, compared to $112.8 million at December 31, 2016.
Dividend Restrictions. In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2017, the Bank could pay aggregate dividends of up to $23.2 million to the Company without prior regulatory approval.
Under the terms of the junior subordinated debentures, assumed through acquisition, the Company has the right at any time during the term of the debentures to defer the payment of interest. In the event that the Company elects to defer interest on the debentures, it may not, with certain exceptions, declare or pay any dividends or distributions on its common stock or purchase or acquire any of its common stock.
These restrictions do not, and are not expected in the future to, materially limit the Company’s ability to pay dividends to its shareholders in an amount consistent with the Company’s history of paying dividends.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Income (Loss)
Activity within the balances in accumulated other comprehensive income (loss), net is shown in the tables below (dollars in thousands).

	For the years ended December 31,
	2017			2016			2015
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain (loss), available for sale, net	$(401)	$330	$(71)	$1,099	$(1,500)	$(401)	$1,382	$(283)	$1,099
Reclassification of realized gain, net	(1,683)	(231)	(1,914)	(1,396)	(287)	(1,683)	(1,078)	(318)	(1,396)
Unrealized loss, transfer from available for sale to held to maturity, net	8	(1)	7	12	(4)	8	17	(5)	12
Change in fair value of interest rate swap designated as a cash flow hedge, net	5	402	407	(378)	383	5	(200)	(178)	(378)
Accumulated other comprehensive income (loss)	$(2,071)	$500	$(1,571)	$(663)	$(1,408)	$(2,071)	$121	$(784)	$(663)
NOTE 15. STOCK-BASED COMPENSATION
Warrants
On October 1, 2011, in connection with the acquisition of South Louisiana Bankers Bank, the Bank issued 130,875 stock warrants with an exercise price of $13.33 per share. The warrants were later exchanged for a like amount of warrants to acquire shares of Company common stock at the same exercise price. These warrants, which are currently exercisable, expire on July 1, 2018. All other warrants to acquire shares of Company common stock expired on or before December 31, 2014.
The following table summarizes the Company’s warrant activity for the periods indicated.

	December 31,
	2017	2016	2015
$13.33 Per Share
Issued October 1, 2011, expire July 1, 2018
Balance, beginning of period	124,275	130,875	130,875
Issued	—	—	—
Forfeited	—	—	—
Exercised	(59,850)	(6,600)	—
Balance, end of period	64,425	124,275	130,875
Equity Incentive Plan. The Company previously granted equity awards to its employees and non-employee directors under its 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”). Effective May 24, 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Compensation Plan (the “Plan”) and ceased using the 2014 Plan. The Plan authorizes the grant of various types of equity grants and awards, such as restricted stock, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. The Plan has reserved 600,000 shares of common stock for grant, award or issuance to eligible participants, including shares underlying granted options. The Plan is administered by the Compensation Committee of the Company’s Board of Directors, which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, grants and awards will be made. The Compensation Committee, in its discretion, may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee may approve the terms of grants and awards to the Company’s executive officers and directors. At December 31, 2017 and 2016, no stock appreciation rights had been granted. At December 31, 2017, approximately 597,783 shares remain available for grant.
Stock Options
During the years ended December 31, 2017, 2016 and 2015, the Company issued 36,177, 46,512 and 64,333 stock options, respectively, to key personnel that vest at one-fifth increments on the grant date anniversary of each of the following five years.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The table below summarizes the Company’s stock option activity for the periods indicated.

Stock Options
	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2014	238,811	$13.94	8.96
Issued	64,333	15.74
Forfeited	(14,667)	14.00
Exercised	(10,125)	13.33
Outstanding at December 31, 2015	278,352	14.37	8.42
Issued	46,512	14.28
Forfeited	—	—
Exercised	(5,500)	14.00
Outstanding at December 31, 2016	319,364	14.36	7.67
Issued	36,177	20.25
Forfeited	(5,334)	14.00
Exercised	(27,290)	13.70
Outstanding at December 31, 2017	322,917	15.09	7.19
Exercisable at December 31, 2017	114,927	14.41	6.79
At December 31, 2017, the shares underlying total outstanding stock options had an intrinsic value of $2.9 million. The shares underlying exercisable stock options had an intrinsic value of approximately $1.1 million.
The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards. The Black-Scholes option pricing model incorporates various subjective assumptions, including expected term and expected volatility. Stock option expense in the accompanying consolidated statements of income for the years ended December 31, 2017, 2016, and 2015 was $223,000, $183,000 and $152,000, respectively. At December 31, 2017, there was $0.6 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted average period of 2.7 years.
The table below shows the assumptions used for the stock options granted during the years ended December 31, 2017 and 2016.

	2017	2016
Dividend yield	0.22%	0.22%
Expected volatility	20.46%	19.55%
Risk-free interest rate	2.19%	1.62%
Expected term (in years)	7	7
Weighted-average grant date fair value	$5.39	$3.44
Time Vested Restricted Stock Awards. The Company has issued shares of time vested restricted stock with vesting terms ranging from two to six years. The total stock-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the grant date applied to the total number of shares granted and is amortized over the vesting period. Restricted stock shares participate in voting rights and dividends declared by the Company.
The Company issued a total of 54,724 shares of restricted stock to employees and directors for the year ended December 31, 2017. Of the restricted stock granted in 2017, 48,288 shares will vest over five years and 6,436 shares will vest over two years.
The Company issued a total of 54,837 shares of restricted stock to employees and directors for the year ended December 31, 2016. Of the restricted stock granted in 2016, 49,139 shares will vest over five years and 5,698 shares will vest over two years.
The Company issued a total of 36,434 shares of restricted stock to employees for the year ended December 31, 2015. Of the restricted stock granted in 2015, 30,305 shares will vest over five years and 6,129 shares will vest over two years.
No shares of restricted stock may be sold, assigned, transferred or pledged until vested. The holders of the restricted stock receive dividends and have the right to vote the shares. The unearned compensation related to these awards is amortized to compensation expense over the vesting period.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

As of December 31, 2017, 2016 and 2015, unearned stock-based compensation associated with these awards totaled approximately $1.5 million, $1.1 million and $0.8 million, respectively. The $1.5 million of unrecognized compensation cost related to time vested restricted stock at December 31, 2017 is expected to be recognized over a weighted average period of 3.1 years.
The following table summarizes the unvested restricted stock award activity for the years ended December 31, 2017 and December 31, 2016.

	December 31,
	2017		2016
	Shares	Weighted Avg Grant Date Fair Value	Shares	Weighted Avg Grant Date Fair Value
Balance, beginning of period	93,366	$14.75	60,592	$14.85
Granted	54,724	20.18	54,837	14.67
Forfeited	(8,802)	15.97	(3,238)	15.71
Earned and issued	(26,600)	14.78	(18,825)	14.72
Balance, end of period	112,688	$17.28	93,366	$14.75
NOTE 16. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) defined contribution plan (the “401(k) Plan”) which covers employees over the age of twenty-one who have completed 90 days of credited service, as defined by the 401(k) Plan. The 401(k) Plan allows employees to defer a percentage of their salaries subject to certain limits based on federal tax laws. The Company makes matching contributions up to 4% of the employee’s annual salary (subject to certain maximum compensation amounts as prescribed in Internal Revenue Service guidance). Contributions by the Company and participants are immediately vested. The 401(k) Plan also allows for a discretionary Company contribution. Although no such contribution has been made as of December 31, 2017, the discretionary component vests in increments of 20% annually over a period of five years based on the employees’ years of service.
Employer matching contributions to the 401(k) Plan for the year ended December 31, 2017 were approximately $0.5 million. For each of the years ended December 31, 2016 and 2015, employer matching contributions were approximately $0.4 million.
The Company maintains a deferred compensation plan for a former employee of First Community Bank (“FCB”). A single premium immediate annuity policy was purchased in which the former employee is the beneficiary. Under this policy, the beneficiary will receive monthly payments of $2,000 through 2020.
The Company also maintains a deferred compensation plan for a former Citizens employee, a liability for which was assumed in the Citizens acquisition. Under the deferred compensation agreement, the former employee will receive monthly payments of $5,500 through May of 2030.
At December 31, 2017 and 2016, the Company had a liability of $0.7 million and $0.1 million, respectively, in Accrued taxes and other liabilities on the consolidated balance sheets related to these deferred compensation plans.
NOTE 17. INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA makes broad and complex changes to the U.S. tax code that affected the Company’s income tax rate in 2017, including requiring the revaluation of the Company’s deferred tax assets and liabilities as of December 31, 2017 as a result of the lower corporate tax rates to be realized beginning January 1, 2018. The TCJA reduces the U.S. federal corporate income tax rate from 35% to 21% and establishes new tax laws that will affect 2018.
ASC 740 requires a company to record the effects of a tax law change in the period of enactment, however, shortly after the enactment of the TCJA, the SEC staff issued SAB 118, which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The Company is in the process of analyzing certain aspects of the TCJA, obtaining additional information, and refining its calculations, which could potentially affect the measurement of these balances.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The income tax expense included in the consolidated statements of income is displayed in the table below for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands).

	December 31,
	2017	2016	2015
Current	$4,003	$3,816	$3,897
Deferred	245	(207)	(386)
Total income tax expense	$4,248	$3,609	$3,511
The Company’s current income tax expense includes a $0.3 million charge directly related to the revaluation of its deferred tax assets and liabilities as a result of the TCJA.
The provision for federal income taxes differs from that computed by applying the federal statutory rate of 35% in 2017, 2016 and 2015, as indicated in the following analysis for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands).

	December 31,
	2017	2016	2015
Tax based on statutory rate	$4,258	$3,921	$3,704
Increase (decrease) resulting from:
Effect of tax-exempt income	(422)	(273)	(142)
Acquisition costs	174	—	—
Historical tax credits	10	10	(62)
Effect of tax rate change	292	—	—
Other	(64)	(49)	11
Total income tax expense	$4,248	$3,609	$3,511
Effective rate	34.1%	31.4%	33.2%
The Company records deferred income tax on the tax effect of changes in timing differences.
The net deferred tax asset was comprised of the following items as of the dates indicated (dollars in thousands).

	December 31,
	2017	2016	2015
Deferred tax liabilities:
Depreciation	$(1,652)	$(1,650)	$(1,402)
FHLB stock dividend	(28)	(20)	(5)
Basis difference in acquired assets and liabilities	(900)	(276)	(291)
Basis difference in MFS, LLC	(20)	—	—
Gross deferred tax liability	(2,600)	(1,946)	(1,698)

Deferred tax assets:
Allowance for loan losses	1,549	2,150	1,588
Provision for other real estate losses	155	266	328
Unrealized loss on available for sale securities	418	1,115	357
Net operating loss carryforward	154	299	412
Deferred compensation	302	25	34
Basis difference in acquired assets and liabilities	839	253	265
Historical tax credit	144	243	247
Other	333	463	382
Gross deferred tax assets	3,894	4,814	3,613
Net deferred tax asset	$1,294	$2,868	$1,915

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The Company acquired net operating loss (“NOL”) carryforwards through tax free acquisitions. As of December 31, 2017 and December 31, 2016, the Company’s NOL carryforwards were approximately $0.7 million and $0.9 million, respectively, and expire in 2033.
The Company files income tax returns under U.S. federal jurisdiction and the state of Louisiana, although the state of Louisiana does not assess an income tax on income resulting from banking operations. The Company is open to examination in the U.S. and the state of Louisiana for tax years ended December 31, 2014 through December 31, 2017.
NOTE 18. FAIR VALUES OF FINANCIAL INSTRUMENTS
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
Investment Securities and Other Equity Securities – Where quoted prices are available in an active market, the Company classifies the securities within level 1 of the valuation hierarchy. Securities are defined as both long and short positions. Level 1 securities include exchange-traded equities at both December 31, 2017 and 2016.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

If quoted market prices are not available, the Company estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy if observable inputs are available, include obligations of U.S. government agencies and corporations, obligations of state and political subdivisions, corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities, and other equity securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Company classifies those securities in level 3.
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
Deposit Liabilities – The fair values disclosed for noninterest-bearing demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). These noninterest-bearing deposits are classified in level 2 of the fair value hierarchy. All interest-bearing deposits are classified in level 3 of the fair value hierarchy. The carrying amounts of variable-rate (for example interest-bearing checking, savings, and money market accounts), fixed-term money market accounts, and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.
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

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Assets:
Obligations of U.S. government agencies and corporations	$52,216	$—	$52,216	$—
Obligations of state and political subdivisions	35,237	—	15,694	19,543
Corporate bonds	16,210	—	14,885	1,325
Residential mortgage-backed securities	109,478	—	109,478	—
Commercial mortgage-backed securities	3,581	—	3,581	—
Equity securities	842	842	—	—
Derivative financial instruments	516	—	516	—
Total assets	$218,080	$842	$196,370	$20,868

December 31, 2016
Assets:
Obligations of U.S. government agencies and corporations	$29,490	$—	$29,490	$—
Obligations of state and political subdivisions	27,855	—	10,199	17,656
Corporate bonds	14,968	—	14,344	624
Residential mortgage-backed securities	87,588	—	87,588	—
Commercial mortgage-backed securities	2,444	—	2,444	—
Equity securities	706	706	—	—
Derivative financial instruments	8	—	8	—
Total assets	$163,059	$706	$144,073	$18,280

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2015	$10,395	$1,136	$11,531
Realized gains (losses) included in net income	—	—	—
Unrealized losses included in other comprehensive income	(1,684)	(27)	(1,711)
Purchases	9,065	—	9,065
Sales	—	—	—
Paydowns	(120)		(120)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(485)	(485)
Balance at December 31, 2016	$17,656	$624	$18,280
Realized gains (losses) included in net income	—	—	—
Unrealized gains included in other comprehensive income	1,265	1	1,266
Purchases	—	700	700
Acquired from Citizens	622	—	622
Sales	—	—	—
Paydowns	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at December 31, 2017	$19,543	$1,325	$20,868
There were no liabilities measured at fair value on a recurring basis using level 3 inputs at December 31, 2017, 2016 and 2015. For the year ended December 31, 2017 and 2016, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.
Fair Value of Assets Measured on a Nonrecurring Basis
Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) are summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at December 31, 2017 or 2016 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2017
Impaired loans	$380	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	32%
Other real estate owned	3,612	Underlying collateral value, Third party appraisals	Collateral discounts and discount rates	5%	5%

December 31, 2016
Impaired loans	$801	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	1% - 100%	32%

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The estimated fair values of the Company’s financial instruments at December 31, 2017 and December 31, 2016 are shown below (dollars in thousands).

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$30,421	$30,421	$30,421	$—	$—
Investment securities	235,561	235,511	842	201,946	32,723
Other equity securities	9,798	9,799	—	9,799	—
Loans, net of allowance	1,250,888	1,249,844	—	—	1,249,844
Derivative financial instruments	516	516	—	516	—

Financial liabilities:
Deposits, noninterest-bearing	$216,599	$216,599	$—	$216,599	$—
Deposits, interest-bearing	1,008,638	977,127	—	—	977,127
FHLB short-term advances and repurchase agreements	148,535	148,535	—	148,535	—
FHLB long-term advances	40,058	39,927	—	—	39,927
Junior subordinated debt	5,792	5,576	—	—	5,576
Subordinated debt	18,600	18,857	—	18,857	—

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$29,342	$29,342	$29,342	$—	$—
Federal funds sold	106	106	106	—	—
Investment securities	183,142	182,663	706	151,128	30,829
Other equity securities	5,362	5,362	—	5,362	—
Loans, net of allowance	886,375	890,949	—	—	890,949
Derivative financial instruments	8	8	—	8	—

Financial liabilities:
Deposits, noninterest-bearing	$108,404	$108,404	$—	$108,404	$—
Deposits, interest-bearing	799,383	779,397	—	—	779,397
FHLB short-term advances and repurchase agreements	112,690	112,690	—	112,690	—
FHLB long-term advances	9,200	9,233	—	—	9,233
Junior subordinated debt	3,609	3,635	—	—	3,635
Other borrowings	1,000	1,001	—	1,001	—
NOTE 19. REGULATORY MATTERS
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

As of December 31, 2017 and 2016, the Bank was considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 leverage capital ratios as set forth in the table below. There are no conditions or events since those notifications that management believes have changed the Bank’s category.
The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2017 and December 31, 2016 are presented in the tables below (dollars in thousands).

	Actual		Capital Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Tier 1 leverage capital
Investar Holding Corporation	$161,438	10.66%	$60,579	4.00%	NA	NA
Investar Bank	175,943	11.63	60,534	4.00	75,668	5.00

Common Equity Tier 1 risk-based capital
Investar Holding Corporation	154,938	11.75	59,352	4.50	NA	NA
Investar Bank	175,943	13.35	59,294	4.50	85,647	6.50

Tier 1 risk-based capital
Investar Holding Corporation	161,438	12.24	79,136	6.00	NA	NA
Investar Bank	175,943	13.35	79,059	6.00	105,411	8.00

Total risk-based capital
Investar Holding Corporation	187,530	14.22	105,514	8.00	NA	NA
Investar Bank	183,867	13.95	105,411	8.00	131,764	10.00

December 31, 2016
Tier 1 leverage capital
Investar Holding Corporation	$115,312	10.10%	$45,689	4.00%	NA	NA
Investar Bank	114,417	10.03	45,651	4.00	57,063	5.00

Common Equity Tier 1 risk-based capital
Investar Holding Corporation	111,812	11.40	44,144	4.50	NA	NA
Investar Bank	114,417	11.67	44,104	4.50	63,706	6.50

Tier 1 risk-based capital
Investar Holding Corporation	115,312	11.75	58,858	6.00	NA	NA
Investar Bank	114,417	11.67	58,806	6.00	78,408	8.00

Total risk-based capital
Investar Holding Corporation	122,363	12.47	78,478	8.00	NA	NA
Investar Bank	121,468	12.39	78,408	8.00	98,010	10.00
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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
Management is currently evaluating the provisions of the final rule and its expected impact on the Company and the Bank. Management believes that at December 31, 2017, the Company and the Bank would have met all capital adequacy requirements on a fully phased-in basis if such requirements were then effective. There can be no assurances that the Basel III capital rules will not be revised before the effective date and expiration of the phase-in periods.
NOTE 20. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments
The Company is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At December 31, 2017 the reserve for unfunded loan commitments was $32,000.
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
The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	December 31, 2017	December 31, 2016
Loan commitments	$174,278	$142,891
Standby letters of credit	3,832	1,008
Additionally, at December 31, 2017, the Company had unfunded commitments of $0.3 million for its investment in Small Business Investment Company qualified funds.
Insurance
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

Legal Proceedings
The nature of the business of the Company’s banking and other subsidiaries ordinarily results in a certain amount of claims, litigation, investigations, and legal and administrative cases and proceedings, which are considered incidental to the normal conduct of business. Some of these claims are against entities which the Company acquired in business acquisitions. The Company has asserted defenses to these claims and, with respect to such legal proceedings, intends to continue to defend itself, litigating or settling cases according to management’s judgment as to what is in the best interest of the Company and its shareholders.
The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available and available insurance coverage, the Company’s management believes that it has established appropriate legal reserves. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows.
As of the date of this filing, the Company believes the amount of losses associated with legal proceedings that it is reasonably possible to incur is not material.
Investment in Tax Credit Entity
In December 2014, the Company acquired a limited partner interest in a tax-advantaged limited partnership whose purpose was to invest in an approved Federal Historic Rehabilitation tax credit project. This investment is accounted for using the cost method of accounting and is included in “Other assets” in the accompanying consolidated balance sheets. At December 31, 2017 and 2016, the recorded investment was $0.2 million. The limited partnership is considered to be a variable interest entity (“VIE”). The VIE has not been consolidated because the Company is not considered the primary beneficiary. The Company’s investment in the limited partnership was evaluated for impairment at the end of the reporting period and determined there was no impairment for the year ended December 31, 2017. The Company recorded impairment expense of $11,000 and $100,000 for the years ended December 31, 2016, and 2015, respectively. At December 31, 2017 and 2016, the Company had $0.9 million invested in this partnership. The investment generated historic tax credits of $1.0 million, all of which were recognized in the year ended December 31, 2014. The Company did not make any loans related to this real estate project. Based on the structure of this transaction, the Company expects to recover its investment solely through use of the tax credits that were generated by the investment.
NOTE 21. CONCENTRATIONS OF CREDIT
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
NOTE 22. TRANSACTIONS WITH RELATED PARTIES
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
During 2017 and 2016, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated, were deposit customers of the Bank. See Note 9, Deposits, regarding total deposits outstanding to these related parties.
The Company has transactions with related parties for which the Company believes the terms and conditions are comparable to terms that would have been available from a third party that was unaffiliated with the Company. The following describes transactions since January 1, 2015, in addition to the ordinary banking relationships described above, in which the Company has participated in which one or more of its directors, executive officers or other related persons had or will have a direct or indirect material interest.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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
In August 2014, the Company selected Joffrion Commercial Division, LLC’s bid to construct a building in Gonzales, Louisiana, which was completed in 2015. The Company paid approximately $1.1 million for the construction of this branch.
In January 2016, the Company selected Joffrion Commercial Division, LLC’s bid in the amount of $0.6 million to renovate an existing branch location in Mandeville, Louisiana. The Company paid approximately $0.7 million for the branch renovation which was completed in May 2016.
In February 2016, the Company selected Joffrion Commercial Division, LLC’s bid in the amount of $0.7 million to renovate a building that was purchased in the Company’s New Orleans market as a potential branch location. The Company paid approximately $0.8 million for the building renovation which was completed in July 2016.
In August 2016, the Company selected Joffrion Commercial Division, LLC’s bid in the amount of $0.2 million for construction of a freestanding ATM on a tract of land in the Company’s Baton Rouge market. The Company paid approximately $0.2 million for the construction, which was completed in 2017.
In July 2017, the Company selected Joffrion Commercial Division, LLC’s bid in the amount of $0.5 million for the renovation of the second floor of the building used as the Company’s Operations Center, which the Company purchased in 2016. Construction began in the fourth quarter of 2017. As of December 31, 2017, the Company paid approximately $0.1 million for the renovation project, which is expected to be completed in 2018.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 23. PARENT ONLY BALANCE SHEETS, STATEMENTS OF OPERATIONS AND STATEMENTS OF CASH FLOWS

BALANCE SHEETS
	December 31,
(dollars in thousands)	2017	2016
ASSETS
Cash and due from bank	$2,134	$1,038
Available for sale securities at fair value (amortized cost of $341 and $205, respectively)	364	228
Accounts receivable	27	26
Due from bank subsidiary	759	265
Investment in bank subsidiary	193,654	115,303
Investment in trust	202	109
Investment in tax credit entity	169	169
Trademark intangible	100	100
Deferred tax asset	—	245
Other assets	24	61
Total assets	$197,433	$117,544

LIABILITIES
Subordinated debt, net of unamortized issuance costs	$18,168	$—
Junior subordinated debt	5,792	3,609
Other borrowings	—	1,000
Accounts payable	95	87
Accrued interest payable	290	5
Dividend payable	312	86
Deferred tax liability	47	—
Total liabilities	24,704	4,787

STOCKHOLDERS’ EQUITY
Common stock	9,515	7,102
Surplus	131,582	81,499
Retained earnings	33,203	26,227
Accumulated other comprehensive loss	(1,571)	(2,071)
Total stockholders’ equity	172,729	112,757

Total liabilities and stockholders’ equity	$197,433	$117,544

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

STATEMENTS OF OPERATIONS
	For the year ended For the year ended December 31,
(dollars in thousands)	2017	2016
Revenue
Dividends received from bank subsidiary	$50,200	$2,100
Dividends on corporate stock	6	11
Gain on sale of investment securities, net	52	61
Interest income from investment in trust	4	3
Total revenue	50,262	2,175
Expense
Interest on borrowings	1,017	91
Management fees to bank subsidiary	310	299
Acquisition expense	452	—
Other expense	449	452
Total expense	2,228	842
Income before income taxes and equity in undistributed (loss) income of bank subsidiary	48,034	1,333
Equity in undistributed (loss) income of bank subsidiary	(40,606)	6,287
Income tax benefit	774	260
Net income	$8,202	$7,880

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

STATEMENTS OF CASH FLOWS
	For the year ended December 31,
(dollars in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,202	$7,880
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in undistributed loss (earnings) of bank subsidiary	40,606	(6,287)
Gain on sale of available for sale securities	(52)	(61)
Impairment of investment in tax credit entity	—	11
Amortization of debt costs and purchase accounting adjustments	40	—
Net change in:
Due from bank subsidiary	(494)	244
Other assets	36	(28)
Deferred tax asset	(22)	(19)
Accrued other liabilities	889	448
Net cash provided by operating activities	49,205	2,188

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributed to bank subsidiary	(48,400)	(1,000)
Purchases of investment securities available for sale	(492)	(389)
Proceeds from the sale of investment securities available for sale	409	924
Cash paid for acquisitions, net of cash acquired	(49,213)	—
Net cash used in investing activities	(97,696)	(465)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	—	1,000
Repayment of borrowings	(1,000)	—
Cash dividends paid on common stock	(722)	(278)
Proceeds from issuance of common stock in a public offering, net of issuance costs	32,509	—
Payment to repurchase common stock	(505)	(3,473)
Proceeds from stock options and warrants exercised	1,172	165
Proceeds from subordinated debt, net of costs	18,133	—
Net cash provided by (used in) financing activities	49,587	(2,586)
Net decrease in cash	1,096	(863)
Cash and cash equivalents, beginning of period	1,038	1,901
Cash and cash equivalents, end of period	$2,134	$1,038

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest on borrowings	$732	$89

NOTE 24. EARNINGS PER SHARE
The following is a summary of the information used in the computation of basic and diluted earnings per common share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except share data).

	December 31,
	2017	2016	2015
Earnings per common share - basic
Net income allocated to common shareholders	$8,092	$7,880	$7,073
Weighted-average basic shares outstanding	8,399,584	7,107,187	7,214,045
Basic earnings per common share	$0.96	$1.11	$0.98

Earnings per common share - diluted
Net income allocated to common shareholders	$8,092	$7,880	$7,073
Weighted-average basic shares outstanding	8,399,584	7,107,187	7,214,045
Dilutive effect of securities	57,344	42,647	43,963
Total weighted average diluted shares outstanding	8,456,928	7,149,834	7,258,008
Diluted earnings per common share	$0.96	$1.10	$0.97
NOTE 25. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2017
Total interest income	$11,093	$11,844	$14,442	$15,967
Total interest expense	2,233	2,542	2,904	3,150
Net interest income	8,860	9,302	11,538	12,817
Provision for loan losses	350	375	420	395
Net interest income after provision for loan losses	8,510	8,927	11,118	12,422
Gain on sale of investment securities	106	109	27	50
Other noninterest income	779	692	1,140	912
Noninterest expense	6,684	6,928	9,122	9,608
Income before income taxes	2,711	2,800	3,163	3,776
Income tax expense	847	877	1,032	1,492
Net income	$1,864	$1,923	$2,131	$2,284
Earnings per common share - basic	$0.26	$0.22	$0.24	$0.25
Earnings per common share - diluted	$0.26	$0.22	$0.24	$0.25

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2016
Total interest income	$10,378	$10,719	$10,993	$11,062
Total interest expense	1,831	2,061	2,240	2,281
Net interest income	8,547	8,658	8,753	8,781
Provision for loan losses	454	800	450	375
Net interest income after provision for loan losses	8,093	7,858	8,303	8,406
Gain on sale of investment securities	80	144	204	15
Other noninterest income	1,207	2,112	825	881
Noninterest expense	6,384	7,104	6,548	6,603
Income before income taxes	2,996	3,010	2,784	2,699
Income tax expense	1,006	1,005	747	851
Net income	$1,990	$2,005	$2,037	$1,848
Earnings per common share - basic	$0.28	$0.28	$0.29	$0.26
Earnings per common share - diluted	$0.28	$0.28	$0.29	$0.26
NOTE 26. SUBSEQUENT EVENTS
Management has evaluated all subsequent events and transactions that occurred after December 31, 2017 up through the date that the financial statements were available to be issued and determined that there were no additional events that require disclosure. No events or changes in circumstances were identified that would have an adverse impact on the financial statements.

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
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting and the report thereon of Ernst & Young LLP are included herein under Item 8, Financial Statements and Supplementary Data.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Except as provided below, the information required by Item 10 is incorporated by reference to the Company’s Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”).
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to the 2018 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Stock Ownership
Except as provided below, the information required by Item 12 is incorporated by reference to the 2018 Proxy Statement.
Securities Authorized for Issuance under Equity Compensation Plans
The following table presents certain information regarding our equity compensation plan as of December 31, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	—	—	597,783
Equity compensation plans not approved by security holders(2)	322,917	$15.09	—
Total	322,917	$15.09	597,783

(1)
Effective May 24, 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Compensation Plan (the “Plan”) and ceased using the 2014 Long -Term Incentive Plan, discussed below. The Plan authorizes the grant of various types of equity grants and awards, such as restricted stock, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. The Plan has reserved 600,000 shares of common stock for grant, award or issuance to eligible participants, including shares underlying granted options. No awards may be granted under the Plan after May 24, 2027.

(2)
The Investar Holding Corporation 2014 Long-Term Incentive Compensation Plan (the “Equity Incentive Plan”) was adopted by the Company’s board of directors on January 15, 2014 and was amended on March 13, 2014. Because the Company was a private corporation at the time of the adoption of the Equity Incentive Plan, shareholder approval of the plan was not required, nor was such approval obtained. A total of 600,000 shares of common stock was reserved for grant, award or issuance in the form of stock options and restricted stock under the Equity Incentive Plan. Effective May 24, 2017, no future awards will be granted under the Equity Incentive Plan, although the terms and conditions of the Equity Incentive Plan will continue to govern any outstanding awards thereunder.

Item 13. Certain Relationships and Related Transactions, and Directors Independence
The information required by Item 13 is incorporated by reference to the 2018 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the 2018 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

(2)
All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Number	Description	Location
2.1	Agreement and Plan of Exchange dated August 1, 2013, by and between Investar Holding Corporation and Investar Bank, as amended (the “Agreement and Plan of Exchange”)	Exhibit 2.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

2.2	Agreement and Plan of Reorganization dated March 8, 2017, by and among Investar Holding Corporation, Citizens Bancshares, Inc. and Investar Acquisition Company	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed March 8, 2017 and incorporated herein by reference

3.1	Restated Articles of Incorporation of Investar Holding Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

3.2	Amended and Restated By-laws of Investar Holding Corporation	Exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed October 10, 2017 and incorporated herein by reference

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

4.2	Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee	Exhibit 4.1 to the Current Report on Form 8-K filed March 24, 2017 and incorporated herein by reference

4.3	Supplemental Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee	Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference

10.1	Investar Holding Corporation 2017 Long-Term Incentive Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K filed May 25, 2017 and incorporated herein by reference

10.2	Form of Voting Agreement, dated August 4, 2017, among Investar Holding Corporation, BOJ Bancshares, Inc. and the shareholders party thereto	Exhibit B to Annex A to the Registration Statement on Form S-4 of the Company filed October 10, 2017 and incorporated herein by reference

10.3	Form of Non-Competition and Confidentiality Agreements, dated August 4, 2017, between Investar Holding Corporation and all of the directors of BOJ Bancshares, Inc.	Exhibit C to Annex A to the Registration Statement on Form S-4 of the Company filed October 10, 2017 and incorporated herein by reference

10.5	Form of Notice of Exchange and Assumption relating to options exchanged in connection with Agreement and Plan of Exchange	Exhibit 10.4 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.6	Form of Notice of Exchange and Assumption relating to restricted stock exchanged in connection with Agreement and Plan of Exchange	Exhibit 10.5 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.7	Form of Notice of Exchange and Assumption relating to warrants exchanged in connection with Agreement and Plan of Exchange	Exhibit 10.6 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.8	Loan Agreement, dated as of June 27, 2016, by and between Investar Holding Corporation, as borrower, and TIB – The Independent Bankers Bank, as lender	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed June 30, 2016 and incorporated herein by reference

10.9	Promissory Note, dated as of June 27, 2016, by and between Investar Holding Corporation, as maker, and TIB – The Independent Bankers Bank, as payee	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed June 30, 2016 and incorporated herein by reference

10.10	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and John D’Angelo	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.11	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and Chris Hufft	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.12	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and Dane Babin	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.13	Form of Split Dollar Agreement by and between Investar Bank and each executive entering into a Salary Continuation Agreement	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

21	Subsidiaries of the Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

23	Consent of Ernst & Young LLP	Filed herewith

23.1	Consent of Postlethwaite & Netterville, APAC	Filed herewith

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTAR HOLDING CORPORATION

Date:	March 16, 2018	by:	/s/John J. D’Angelo
John J. D’Angelo
President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 16, 2018	by:	/s/John J. D’Angelo
John J. D’Angelo
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Date:	March 16, 2018	by:	/s/Christopher L. Hufft
Christopher L. Hufft
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	March 16, 2018	by:	/s/Rachel P. Cherco
Rachel P. Cherco
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 16, 2018	by:	/s/James M. Baker
James M Baker
Director

Date:	March 16, 2018	by:	/s/Thomas C. Besselman, Sr.
Thomas C. Besselman, Sr.
Director

Date:	March 16, 2018	by:	/s/James H. Boyce, III
James H. Boyce, III
Director

Date:	March 16, 2018	by:	/s/Robert M. Boyce, Sr.
Robert M. Boyce, Sr.
Director

Date:	March 16, 2018	by:	/s/William H. Hidalgo, Sr.
William H. Hidalgo, Sr.
Chairman of the Board

Date:	March 16, 2018	by:	/s/Gordon H. Joffrion, III
Gordon H. Joffrion, III
Director

Date:	March 16, 2018	by:	/s/Robert C. Jordan
Robert C. Jordan
Director

Date:	March 16, 2018	by:	/s/David J. Lukinovich
David J. Lukinovich
Director

Date:	March 16, 2018	by:	/s/Suzanne O. Middleton
Suzanne O. Middleton
Director

Date:	March 16, 2018	by:	/s/Andrew C. Nelson, M.D.
Andrew C. Nelson, M.D.
Director

Date:	March 16, 2018	by:	/s/Carl R. Schneider, Jr.
Carl R. Schneider, Jr.
Director

Date:	March 16, 2018	by:	/s/Frank L. Walker
Frank L. Walker
Director