Form 10-Q
period 2018-03-31
Investar Holding Corp
filed 2018-05-10
CIK 1602658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________________________

FORM 10-Q
_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 9,550,505 shares outstanding as of May 9, 2018.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INVESTAR HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and due from banks	$13,409	$19,619
Interest-bearing balances due from other banks	7,623	10,802
Federal funds sold	70	—
Cash and cash equivalents	21,102	30,421

Available for sale securities at fair value (amortized cost of $236,225 and $220,077, respectively)	231,448	217,564
Held to maturity securities at amortized cost (estimated fair value of $17,479 and $17,947, respectively)	17,727	17,997
Loans, net of allowance for loan losses of $8,130 and $7,891, respectively	1,264,820	1,250,888
Equity securities	11,573	9,798
Bank premises and equipment, net of accumulated depreciation of $8,300 and $7,825, respectively	38,091	37,540
Other real estate owned, net	4,266	3,837
Accrued interest receivable	4,707	4,688
Deferred tax asset	1,496	1,294
Goodwill and other intangible assets, net	20,141	19,926
Bank owned life insurance	23,382	23,231
Other assets	5,435	5,550
Total assets	$1,644,188	$1,622,734

LIABILITIES
Deposits:
Noninterest-bearing	$221,855	$216,599
Interest-bearing	1,004,817	1,008,638
Total deposits	1,226,672	1,225,237
Advances from Federal Home Loan Bank	187,066	166,658
Repurchase agreements	21,053	21,935
Subordinated debt, net of unamortized issuance costs	18,180	18,168
Junior subordinated debt	5,806	5,792
Accrued taxes and other liabilities	11,981	12,215
Total liabilities	1,470,758	1,450,005

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 9,517,328 and 9,514,926 shares issued and outstanding, respectively	9,517	9,515
Surplus	131,179	131,582
Retained earnings	35,829	33,203
Accumulated other comprehensive loss	(3,095)	(1,571)
Total stockholders’ equity	173,430	172,729
Total liabilities and stockholders’ equity	$1,644,188	$1,622,734
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share data)
(Unaudited)

	Three months ended March 31,
	2018	2017
INTEREST INCOME
Interest and fees on loans	$15,626	$10,004
Interest on investment securities	1,459	1,029
Other interest income	93	60
Total interest income	17,178	11,093

INTEREST EXPENSE
Interest on deposits	2,253	1,853
Interest on borrowings	1,067	380
Total interest expense	3,320	2,233
Net interest income	13,858	8,860

Provision for loan losses	625	350
Net interest income after provision for loan losses	13,233	8,510

NONINTEREST INCOME
Service charges on deposit accounts	359	97
Gain on sale of investment securities, net	—	106
Gain on sale of fixed assets, net	90	23
Gain on sale of other real estate owned, net	—	5
Servicing fees and fee income on serviced loans	288	423
Other operating income	335	231
Total noninterest income	1,072	885
Income before noninterest expense	14,305	9,395

NONINTEREST EXPENSE
Depreciation and amortization	598	376
Salaries and employee benefits	6,048	3,950
Occupancy	380	264
Data processing	542	368
Marketing	38	28
Professional fees	255	232
Acquisition expense	1,104	145
Other operating expenses	1,597	1,321
Total noninterest expense	10,562	6,684
Income before income tax expense	3,743	2,711
Income tax expense	1,341	847
Net income	$2,402	$1,864

EARNINGS PER SHARE
Basic earnings per share	$0.25	$0.26
Diluted earnings per share	0.25	0.26
Cash dividends declared per common share	0.04	0.02
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
Net income	$2,402	$1,864
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized (loss) gain, available for sale, net of tax (benefit) expense of ($475) and $381, respectively	(1,789)	707
Reclassification of realized gain, net of tax benefit of $0 and $37, respectively	—	(69)
Fair value of derivative financial instruments:
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax expense of $70 and $64, respectively	265	120
Total other comprehensive (loss) income	(1,524)	758
Total comprehensive income	$878	$2,622
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2016 (audited)	$7,102	$81,499	$26,227	$(2,071)	$112,757
Common stock issued in offering, net of direct costs of $1,948	1,624	30,929	—	—	32,553
Surrendered shares	(4)	(69)	—	—	(73)
Options and warrants exercised	35	438	—	—	473
Dividends declared, $0.02 per share	—	—	(175)	—	(175)
Stock-based compensation	49	130	—	—	179
Net income	—	—	1,864	—	1,864
Other comprehensive income, net	—	—	—	758	758
Balance, March 31, 2017	$8,806	$112,927	$27,916	$(1,313)	$148,336

Balance at December 31, 2017 (audited)	9,515	131,582	33,203	(1,571)	172,729
Surrendered shares	(7)	(132)	—	—	(139)
Shares repurchased	(28)	(646)	—	—	(674)
Options and warrants exercised	13	159	—	—	172
Dividends declared, $0.04 per share	—	—	(328)	—	(328)
Stock-based compensation	24	216	—	—	240
Reclassification of tax effects of the Tax Cuts and Jobs Act(1)	—	—	557	—	557
Net income	—	—	2,402	—	2,402
Other comprehensive loss, net	—	—	—	(1,524)	(1,524)
Impact of adoption of new accounting standards(2)	—	—	(5)	—	(5)
Balance, March 31, 2018	$9,517	$131,179	$35,829	$(3,095)	$173,430

(1)
The Tax Cuts and Jobs Act, enacted on December 22, 2017, required the revaluation of the Company’s deferred tax assets and liabilities as of December 31, 2017 as a result of the lower corporate tax rates to be realized beginning January 1, 2018. The $0.6 million adjustment to retained earnings for the period ended March 31, 2018 represents a reclassification of the tax effects of the Tax Cuts and Jobs Act.

(2)	Represents the impact of adopting Accounting Standards Update (“ASU”) No. 2016-01. See Note 1 to the consolidated financial statements for more information.
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$2,402	$1,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	598	376
Provision for loan losses	625	350
Amortization of purchase accounting adjustments	(714)	—
Net amortization of securities	196	331
Gain on sale of securities, net	—	(106)
Gain on sale of fixed assets, net	(90)	(23)
Gain on sale of other real estate owned, net	—	(5)
FHLB stock dividend	(45)	(18)
Stock-based compensation	240	179
Deferred taxes	922	(141)
Net change in value of bank owned life insurance	(151)	(47)
Amortization of subordinated debt issuance costs	12	—
Unrealized loss on equity securities per ASC 2016-01	17	—
Net change in:
Accrued interest receivable	(20)	(25)
Other assets	441	125
Accrued taxes and other liabilities	(414)	6,272
Net cash provided by operating activities	4,019	9,132

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	10,325
Funds invested in securities available for sale	(22,739)	(26,577)
Proceeds from maturities, prepayments and calls of investment securities available for sale	5,560	5,944
Proceeds from maturities, prepayments and calls of investment securities held to maturity	259	421
Purchase of equity securities	(905)	(940)
Net increase in loans	(14,413)	(8,881)
Proceeds from sales of other real estate owned	—	25
Proceeds from the sales of fixed assets	—	291
Purchases of other real estate owned	(225)	—
Purchases of fixed assets	(1,089)	(346)
Distributions from investments	6	—
Net cash used in investing activities	(33,546)	(19,738)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net increase (decrease) in customer deposits	1,495	(39,233)
Net decrease in repurchase agreements	(882)	(2,726)
Net decrease in short-term FHLB advances	(8,500)	(5,000)
Proceeds from long-term FHLB advances	45,000	5,000
Repayment of long-term FHLB advances	(16,100)	(390)
Cash dividends paid on common stock	(303)	(87)
Proceeds from public offering of common stock, net of issuance costs	—	32,553
Proceeds from stock options and warrants exercised	172	473
Payments to repurchase common stock	(674)	—
Proceeds from other borrowings	—	78
Repayment of other borrowings	—	(1,000)
Proceeds from subordinated debt, net of issuance costs	—	18,133
Net cash provided by financing activities	20,208	7,801

Net decrease in cash and cash equivalents	(9,319)	(2,805)
Cash and cash equivalents, beginning of period	30,421	29,448
Cash and cash equivalents, end of period	$21,102	$26,643
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018.
Nature of Operations
Investar Holding Corporation, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank (the “Bank”), a Louisiana-chartered bank. The Company’s primary market is South Louisiana. At March 31, 2018, the Company operated 20 full service banking offices located throughout its market and had 251 employees.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unrealized holding gains and losses, net of tax, on available for sale debt securities are reported as a net amount in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses on the sale of debt securities are determined using the specific-identification method.
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
The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Company’s impaired loans include troubled debt restructurings and performing and non-performing loans for which full payment of principal or interest is not expected. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. The Company calculates an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of its collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is required as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In the ordinary course of business, the Bank enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At March 31, 2018 and December 31, 2017 the reserve for unfunded loan commitments was $40,000 and $32,000, respectively.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
For the three months ended March 31, 2018 and 2017, expected future cash flows from ASRs approximated adequate compensation for such activities. Accordingly, the Company has not recorded an asset or liability. There were no loan sales during the three months ended March 31, 2018 or 2017.
Reclassifications
Certain reclassifications have been made to the 2017 financial statements to be consistent with the 2018 presentation, if applicable.
Concentrations of Credit Risk
The Company’s loan portfolio consists of the various types of loans described in Note 5. Loans and Allowance for Loan Losses. Real estate or other assets secure most loans. The majority of loans have been made to individuals and businesses in the Company’s market of South Louisiana. Customers are dependent on the condition of the local economy for their livelihoods and servicing their loan obligations. The Company does not have any significant concentrations in any one industry or individual customer.
Tax Cuts and Jobs Act
Public law No. 115-97, known as the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. Based on the information available and current interpretation of the rules, the Company recorded the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities. The amount recorded in the fourth quarter of 2017 related to the remeasurement of the Company’s deferred tax balance and resulted in additional income tax expense of $0.3 million. An additional $0.6 million was expensed in the first quarter of 2018 due to the remeasurement of the Company’s deferred tax balance. The final impact of the Tax Act may differ from these recorded amounts based on a number of factors, including changes in management’s interpretations and assumptions, the completion of the Company’s 2017 consolidated tax return, as well as new guidance that may be issued by the Internal Revenue Service.
Accounting Standards Adopted in 2018
FASB ASC Topic 230 “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments” Update No. 2016-15 (“ASU 2016-15”). The FASB issued ASU 2016-15 in August 2016. The amendments in the ASU address eight specific cash flow issues with the objective of reducing the existing diversity in practice, as the issues are either unclear or do not have specific guidance under current GAAP. ASU 2016-15 became effective for the Company on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FASB ASC Topic 825 “Financial Instruments – Overall” Update No. 2016-01 (“ASU 2016-01”). ASU 2016-01 makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. The ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in accumulated other comprehensive income (AOCI). ASU 2016-01 became effective for the Company on January 1, 2018. The adoption of the guidance resulted in an insignificant cumulative-effect adjustment that decreased retained earnings, with offsetting related adjustments to deferred taxes and AOCI. The adoption of this ASU also resulted in equity securities previously classified as available for sale securities to be classified as equity securities at fair value in the Company’s March 31, 2018 Consolidated Balance Sheet. ASU 2016-01 also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculation used to determine the disclosed fair value of our loans held for investment portfolio as part of adopting this standard. The refined calculation did not have a significant impact on our fair value disclosures. See Note 9. Fair Value of Financial Instruments.
As a result of the adoption of ASU 2016-01, $1.4 million of equity securities was reclassed from available for sale securities to equity securities. At March 31, 2018, equity securities includes $1.4 million of exchange-traded equity securities that are measured at fair value with changes in fair value recognized in net income. The remaining balance of equity securities at March 31, 2018 consists of stock in correspondent banks and is measured at cost, adjusted for any observable market transactions less any impairment. ASU 2016-01 also requires that other investments previously accounted for using the cost method be measured at fair value with changes in fair value recognized in net income. These investments, which had a $1.3 million balance at March 31, 2018, are included in other assets in the consolidated balance sheet and represent investments in small business investment companies without readily determinable fair values. These investments are measured at fair value using the net asset value of the investment and any changes in fair value are recognized in net income.
FASB ASC Topic 606 “Revenue from Contracts with Customers” Update No. 2014-09 (“ASU 2014-09”). ASU 2014-09 was effective for the Company on January 1, 2018. ASU 2014-09 amends existing guidance related to revenue from contracts with customers by (i) creating a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revising when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as other real estate owned (“OREO”). The Company adopted ASU 2014-09 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new guidance while prior period amounts continue to be reported in accordance with legacy GAAP. The adoption of ASU 2014-09 did not result in a significant change to the accounting for any in-scope revenue streams. As such, no cumulative effect adjustment was recorded. The majority of the Company’s revenues comes from interest income from loans and securities, which falls outside the scope of ASU 2014-09. The Company’s services that fall within the scope of ASU 2014-09 are primarily included within noninterest income in the consolidated income statements and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of the new guidance include service charges on deposit accounts, interchange fees and other fees, and the sale of OREO. The adoption of this ASU was not significant to the Company and had no material effect on how the Company recognizes revenue nor did it result in any presentation changes to the consolidated financial statements.
Recent Accounting Pronouncements
 FASB ASC Topic 815 “Derivatives and Hedging” Update No. 2017-12. The FASB issued ASU No. 2017-12 in August 2017. The ASU amends the hedge accounting model in Topic 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The amendments expand an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This amended guidance is effective for the Company on January 1, 2019, and, given the current level of derivatives designated as hedges, is not expected to have a material impact on our consolidated operating results or financial condition.

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
NOTE 2. BUSINESS COMBINATIONS

Citizens Bancshares, Inc.

On July 1, 2017, the Company completed the acquisition of Citizens Bancshares, Inc. (“Citizens”) and its wholly-owned subsidiary, Citizens Bank, located in Evangeline Parish, Louisiana. The Company acquired 100% of Citizens’ outstanding common shares for an aggregate amount of cash consideration equal to $45.8 million, or approximately $419.20 per share. The acquisition of Citizens expands the Company’s branch footprint in Louisiana and increases the core deposit base to help position the Company to continue to grow. After fair value adjustments, including total adjustments of $32,000 to bank premises and equipment, other assets, and other liabilities recorded in the three months ended March 31, 2018, the acquisition added $251 million in total assets, $129 million in loans, and $212 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $9.1 million of goodwill.

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

Purchase price:
Cash paid	$45,800

Fair value of assets acquired:
Cash and cash equivalents	44,565
Investment securities	69,912
Loans	129,181
Bank premises and equipment	3,307
Core deposit intangible asset	1,462
Other assets	2,223
Total assets acquired	250,650

Fair value of liabilities acquired:
Deposits	212,228
Other liabilities	1,675
Total liabilities assumed	213,903

Fair value of net assets acquired	36,747
Goodwill	$9,053

Fair value adjustments to assets acquired and liabilities assumed are generally amortized using the effective yield method over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities.

The fair value of net assets acquired includes a fair value adjustment to loans as of the acquisition date. The adjustment for the acquired loan portfolio is based on current market interest rates and the Company’s initial evaluation of credit losses identified.

The tables below present information about the loans acquired with deteriorated credit quality from Citizens as of the date of acquisition (dollars in thousands).

Purchase Credit Impaired
Contractually required principal	$5,123
Non-accretable difference	(700)
Cash flows expected to be collected	4,423
Accretable yield	—
Fair value of acquired loans	$4,423

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BOJ Bancshares, Inc.
On December 1, 2017, the Company completed the acquisition of BOJ Bancshares, Inc. (“BOJ”) and its wholly-owned subsidiary, The Highlands Bank, located in East Feliciana Parish, Louisiana. The Company acquired 100% of BOJ’s outstanding common shares for an aggregate merger consideration consisting of $3.95 million in cash, and an aggregate of 799,559 shares of the Company’s common stock, for a total of approximately $22.7 million. As with the Citizens acquisition, the acquisition of BOJ expands the Company’s branch footprint in Louisiana, allowing us to serve more customers in our surrounding market areas. After fair value adjustments, including total adjustments of $0.3 million to loans, bank premises and equipment, other assets, and deposits recorded in the three months ended March 31, 2018, the acquisition added $152 million in total assets, $102 million in loans, and $126 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $5.7 million of goodwill.
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

Purchase price:
Cash paid	$3,950
Stock Issued	18,749

Fair value of assets acquired:
Cash and cash equivalents	26,438
Investment securities	16,194
Loans	102,393
Bank premises and equipment	3,725
Core deposit intangible asset	1,018
Other assets	2,375
Total assets acquired	152,143

Fair value of liabilities acquired:
Deposits	125,788
FHLB advances	5,956
Trust preferred	2,178
Other liabilities	1,209
Total liabilities assumed	135,131

Fair value of net assets acquired	17,012
Goodwill	$5,687
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below present information about the loans acquired with deteriorated credit quality from BOJ as of the date of acquisition (dollars in thousands).

Purchase Credit Impaired
Contractually required principal	$4,557
Non-accretable difference	(671)
Cash flows expected to be collected	3,886
Accretable yield	—
Fair value of acquired loans	$3,886
Supplemental Unaudited Pro Forma Information
The following unaudited supplemental pro forma information is presented to show estimated results assuming Citizens and BOJ were acquired as of January 1, 2017. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisitions as of January 1, 2017 and should not be considered representative of future operating results. The pro forma net income for the three months ended March 31, 2018 excludes the tax-affected amount of $0.9 million of acquisition expenses recorded in noninterest expense by the Company. The pro forma net income for the three months ended March 31, 2017 excludes the tax-affected amount of $0.1 million of acquisition expenses recorded in noninterest expense by the Company and Citizens.

	Unaudited Pro Forma for the
	Three months ended March 31,
(dollars in thousands)	2018	2017
Interest income	$17,178	$13,546
Noninterest income	1,072	1,262
Net income	3,285	2,656
In the three months ended March 31, 2018, the acquired companies have added approximately $3.6 million, $0.4 million, and $0.3 million to interest income, noninterest income, and net income, respectively.
Acquisition Expense
Acquisition related costs of $1.1 million are included in acquisition expenses in the accompanying consolidated statements of income for the three month period ended March 31, 2018. These costs include system conversion and integrating operations charges as well as legal and consulting expenses.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. EARNINGS PER SHARE
The following is a summary of the information used in the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 (in thousands, except share data).

	Three months ended March 31,
	2018	2017
Earnings per common share - basic
Net income allocated to common shareholders	$2,370	$1,864
Weighted-average basic shares outstanding	9,513,332	7,205,942
Basic earnings per common share	$0.25	$0.26

Earnings per common share - diluted
Net income allocated to common shareholders	$2,370	$1,864
Weighted-average basic shares outstanding	9,513,332	7,205,942
Dilutive effect of securities	96,271	70,927
Total weighted average diluted shares outstanding	9,609,603	7,276,869
Diluted earnings per common share	$0.25	$0.26

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities classified as available for sale are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
Obligations of U.S. government agencies and corporations	$57,864	$37	$(1,054)	$56,847
Obligations of state and political subdivisions	35,485	4	(768)	34,721
Corporate bonds	18,404	105	(400)	18,109
Residential mortgage-backed securities	120,841	49	(2,619)	118,271
Commercial mortgage-backed securities	3,631	—	(131)	3,500
Total	$236,225	$195	$(4,972)	$231,448

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Obligations of U.S. government agencies and corporations	$52,889	$24	$(697)	$52,216
Obligations of state and political subdivisions	35,572	87	(422)	35,237
Corporate bonds	16,428	112	(330)	16,210
Residential mortgage-backed securities	110,690	58	(1,270)	109,478
Commercial mortgage-backed securities	3,651	—	(70)	3,581
Equity securities	847	24	(29)	842
Total	$220,077	$305	$(2,818)	$217,564

Proceeds from sales of investment securities available for sale and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended March 31,
	2018	2017
Proceeds from sale	$—	$10,325
Gross gains	$—	$107
Gross losses	$—	$(1)

The amortized cost and approximate fair value of investment securities classified as held to maturity are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
Obligations of state and political subdivisions	$11,752	$9	$(83)	$11,678
Residential mortgage-backed securities	5,975	—	(174)	5,801
Total	$17,727	$9	$(257)	$17,479

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Obligations of state and political subdivisions	$11,861	$9	$(15)	$11,855
Residential mortgage-backed securities	6,136	4	(48)	6,092
Total	$17,997	$13	$(63)	$17,947

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of March 31, 2018 or December 31, 2017.
The aggregate fair values and aggregate unrealized losses on securities whose fair values are below book values are summarized in the tables below. Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. Due to the nature of the investment, current market prices, and a rising interest rate environment, these unrealized losses are considered a temporary impairment of the securities.
The number of securities available for sale, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
Obligations of U.S. government agencies and corporations	100	$41,230	$(725)	$11,776	$(329)	$53,006	$(1,054)
Obligations of state and political subdivisions	64	23,914	(372)	9,872	(396)	33,786	(768)
Corporate bonds	24	2,776	(22)	6,219	(378)	8,995	(400)
Residential mortgage-backed securities	187	82,818	(1,672)	27,223	(947)	110,041	(2,619)
Commercial mortgage-backed securities	6	1,938	(45)	1,562	(86)	3,500	(131)
Total	381	$152,676	$(2,836)	$56,652	$(2,136)	$209,328	$(4,972)

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Obligations of U.S. government agencies and corporations	88	$34,281	$(444)	$11,119	$(253)	$45,400	$(697)
Obligations of state and political subdivisions	57	12,315	(77)	9,930	(345)	22,245	(422)
Corporate bonds	20	1,116	(6)	6,273	(324)	7,389	(330)
Residential mortgage-backed securities	159	71,893	(729)	28,410	(541)	100,303	(1,270)
Commercial mortgage-backed securities	6	1,979	(12)	1,602	(58)	3,581	(70)
Equity securities	1	—	—	478	(29)	478	(29)
Total	331	$121,584	$(1,268)	$57,812	$(1,550)	$179,396	$(2,818)

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The number of securities held to maturity, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2018
Obligations of state and political subdivisions	1	$5,829	$(83)	$—	$—	$5,829	$(83)
Residential mortgage-backed securities	9	3,354	(75)	2,447	(99)	5,801	(174)
Total	10	$9,183	$(158)	$2,447	$(99)	$11,630	$(257)

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Obligations of state and political subdivisions	1	$6,007	$(15)	$—	$—	$6,007	$(15)
Residential mortgage-backed securities	6	1,601	(3)	2,522	(45)	4,123	(48)
Total	7	$7,608	$(18)	$2,522	$(45)	$10,130	$(63)

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and the Company does not intend to sell the securities. Furthermore, it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2018 or December 31, 2017.
The amortized cost and approximate fair value of debt securities, by contractual maturity (including mortgage-backed securities), are shown below as of the dates presented (dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
March 31, 2018
Due within one year	$3,513	$3,503	$720	$721
Due after one year through five years	14,705	14,602	3,245	3,250
Due after five years through ten years	31,055	30,369	1,875	1,878
Due after ten years	186,952	182,974	11,887	11,630
Total debt securities	$236,225	$231,448	$17,727	$17,479

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2017
Due within one year	$1,319	$1,319	$720	$721
Due after one year through five years	15,379	15,331	3,245	3,249
Due after five years through ten years	28,242	27,833	1,875	1,878
Due after ten years	174,290	172,239	12,157	12,099
Total debt securities	$219,230	$216,722	$17,997	$17,947
At March 31, 2018, securities with a carrying value of $94.3 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $90.8 million in pledged securities at December 31, 2017.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES
The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	March 31, 2018	December 31, 2017
Construction and development	$162,337	$157,667
1-4 Family	277,978	276,922
Multifamily	54,504	51,283
Farmland	20,725	23,838
Commercial real estate	554,155	537,364
Total mortgage loans on real estate	1,069,699	1,047,074
Commercial and industrial	135,965	135,392
Consumer	67,286	76,313
Total loans	$1,272,950	$1,258,779
Unamortized premiums and discounts on loans, included in the total loans balances above, were $2.5 million and $2.6 million at March 31, 2018 and December 31, 2017, respectively.
Nonaccrual and Past Due Loans
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, we consider the borrower’s debt service capacity through the analysis of current financial information, if available, and/or current information with regard to our collateral position. Regulatory provisions would typically require the placement of a loan on nonaccrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.
The table below provides an analysis of the aging of loans as of the dates presented (dollars in thousands).

	March 31, 2018
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$161,575	$610	$53	$—	$44	$707	$55	$162,337
1-4 Family	275,587	424	110	—	524	1,058	1,333	277,978
Multifamily	53,676	—	—	—	—	—	828	54,504
Farmland	18,156	—	—	57	—	57	2,512	20,725
Commercial real estate	551,160	245	—	—	675	920	2,075	554,155
Total mortgage loans on real estate	1,060,154	1,279	163	57	1,243	2,742	6,803	1,069,699
Commercial and industrial	133,959	63	76	—	552	691	1,315	135,965
Consumer	65,777	343	73	—	1,090	1,506	3	67,286
Total loans	$1,259,890	$1,685	$312	$57	$2,885	$4,939	$8,121	$1,272,950

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2017
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$157,123	$225	$—	$—	$34	$259	$285	$157,667
1-4 Family	273,321	1,396	185	56	478	2,115	1,486	276,922
Multifamily	50,271	—	—	—	—	—	1,012	51,283
Farmland	19,619	—	—	58	—	58	4,161	23,838
Commercial real estate	535,014	107	89	—	67	263	2,087	537,364
Total mortgage loans on real estate	1,035,348	1,728	274	114	579	2,695	9,031	1,047,074
Commercial and industrial	133,009	977	67	—	10	1,054	1,329	135,392
Consumer	74,409	610	152	20	1,118	1,900	4	76,313
Total loans	$1,242,766	$3,315	$493	$134	$1,707	$5,649	$10,364	$1,258,779
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents the Company’s loan portfolio by category and credit quality indicator as of the dates presented (dollars in thousands).

	March 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$162,253	$—	$84	$—	$162,337
1-4 Family	276,732	72	1,174	—	277,978
Multifamily	54,504	—	—	—	54,504
Farmland	18,150	—	2,575	—	20,725
Commercial real estate	553,480	—	119	556	554,155
Total mortgage loans on real estate	1,065,119	72	3,952	556	1,069,699
Commercial and industrial	135,392	—	28	545	135,965
Consumer	65,943	251	1,092	—	67,286
Total loans	$1,266,454	$323	$5,072	$1,101	$1,272,950

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$157,385	$—	$282	$—	$157,667
1-4 Family	275,492	74	1,356	—	276,922
Multifamily	51,283	—	—	—	51,283
Farmland	19,611	2,773	1,454	—	23,838
Commercial real estate	536,741	—	623	—	537,364
Total mortgage loans on real estate	1,040,512	2,847	3,715	—	1,047,074
Commercial and industrial	134,522	—	870	—	135,392
Consumer	74,934	258	1,121	—	76,313
Total loans	$1,249,968	$3,105	$5,706	$—	$1,258,779

The Company had no loans that were classified as loss at March 31, 2018 or December 31, 2017.
Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $186.6 million and $204.2 million as of March 31, 2018 and December 31, 2017, respectively. The unpaid principal balance of these loans was approximately $236.4 million and $237.3 million as of March 31, 2018 and December 31, 2017, respectively.
In the ordinary course of business, the Company makes loans to its executive officers, principal stockholders, directors and to companies in which these individuals are principal owners. Loans outstanding to such related party borrowers (including companies in which they are principal owners) amounted to approximately $31.2 million as of both March 31, 2018 and December 31, 2017, respectively.
The table below shows the aggregate amount of loans to such related parties as of the dates presented (dollars in thousands).

	March 31, 2018	December 31, 2017
Balance, beginning of period	$31,153	$19,957
New loans	3,129	24,428
Repayments and changes in relationship	(3,036)	(13,232)
Balance, end of period	$31,246	$31,153

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loans Acquired with Deteriorated Credit Quality
The Company accounts for certain loans acquired as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments.

The table below shows the changes in the accretable yield on acquired impaired loans for the periods presented (dollars in thousands).

	For the three months ended March 31,
	2018	2017
Balance at January 1,	$—	$275
Accretion to interest income	—	(25)
Balance at March 31,	$—	$250
 The table below shows a summary of the activity in the allowance for loan losses for the three months ended March 31, 2018 and 2017 (dollars in thousands).

	Three months ended March 31,
	2018	2017
Balance, beginning of period	$7,891	$7,051
Provision for loan losses	625	350
Loans charged off	(446)	(166)
Recoveries	60	8
Balance, end of period	$8,130	$7,243
 The following tables outline the activity in the allowance for loan losses by collateral type for the three months ended March 31, 2018 and 2017, and show both the allowances and portfolio balances for loans individually and collectively evaluated for impairment as of March 31, 2018 and 2017 (dollars in thousands).

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31, 2018
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$945	$60	$1,287	$332	$3,599	$693	$975	$7,891
Provision	23	3	—	27	9	519	44	625
Charge-offs	—	—	(7)	—	—	(310)	(129)	(446)
Recoveries	6	—	3	—	—	33	18	60
Ending balance	$974	$63	$1,283	$359	$3,608	$935	$908	$8,130
Ending allowance balance for loans individually evaluated for impairment	$—	$—	$—	$—	$—	$58	$293	$351
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	$974	$63	$1,283	$359	$3,608	$877	$615	$7,779
Loans receivable:
Balance of loans individually evaluated for impairment	$159	$—	$1,133	$—	$1,186	$545	$1,056	$4,079
Balance of loans acquired with deteriorated credit quality	55	2,512	1,333	828	2,075	1,315	3	8,121
Balance of loans collectively evaluated for impairment	162,123	18,213	275,512	53,676	550,894	134,105	66,227	1,260,750
Total period-end balance	$162,337	$20,725	$277,978	$54,504	$554,155	$135,965	$67,286	$1,272,950

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
The following tables contain information on the Company’s impaired loans, which include all troubled debt restructurings (“TDRs”), discussed in more detail below, and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses. The average balances are calculated based on the month-end balances of the loans during the period reported (dollars in thousands).

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$159	$177	$—
1-4 Family	1,133	1,169	—
Commercial real estate	1,186	1,201	—
Total mortgage loans on real estate	2,478	2,547	—
Commercial and industrial	158	158	—
Consumer	211	225	—
Total	2,847	2,930	—

With related allowance recorded:
Commercial and industrial	387	387	58
Consumer	845	888	293
Total	1,232	1,275	351

Total loans:
Construction and development	159	177	—
1-4 Family	1,133	1,169	—
Commercial real estate	1,186	1,201	—
Total mortgage loans on real estate	2,478	2,547	—
Commercial and industrial	545	545	58
Consumer	1,056	1,113	293
Total	$4,079	$4,205	$351

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$182	$202	$—
1-4 Family	1,136	1,169	—
Commercial real estate	640	654	—
Total mortgage loans on real estate	1,958	2,025	—
Consumer	168	217	—
Total	2,126	2,242	—

With related allowance recorded:
Consumer	918	956	304
Total	918	956	304

Total loans:
Construction and development	182	202	—
1-4 Family	1,136	1,169	—
Commercial real estate	640	654	—
Total mortgage loans on real estate	1,958	2,025	—
Consumer	1,086	1,173	304
Total	$3,044	$3,198	$304

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

	Three months ended March 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$160	$2	$641	$5
1-4 Family	1,210	11	1,666	17
Commercial real estate	1,189	8	607	2
Total mortgage loans on real estate	2,559	21	2,914	24
Commercial and industrial	359	—	37	—
Consumer	274	—	226	1
Total	3,192	21	3,177	25

With related allowance recorded:
Commercial and industrial	387	—	404	—
Consumer	862	—	925	1
Total	1,249	—	1,329	1

Total loans:
Construction and development	160	2	641	5
1-4 Family	1,210	11	1,666	17
Commercial real estate	1,189	8	607	2
Total mortgage loans on real estate	2,559	21	2,914	24
Commercial and industrial	746	—	441	—
Consumer	1,136	—	1,151	2
Total	$4,441	$21	$4,506	$26
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
Loans classified as TDRs, consisting of sixteen credits, totaled approximately $1.6 million at March 31, 2018, compared to eighteen credits totaling $1.6 million at December 31, 2017. Seven of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, eight of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to modification of terms through principal payment forbearance, paying interest only for a specified period of time. As of March 31, 2018 and December 31, 2017, all restructured loans were performing under their modified terms. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2018 and December 31, 2017, there were no available balances on loans classified as TDRs that the Company was committed to lend.
There were no loans modified under TDRs during the three month periods ended March 31, 2018 and 2017. There were no loans modified under TDRs during the previous twelve month period that subsequently defaulted during the three months ended March 31, 2018 and 2017.
NOTE 6. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)
Activity within the balances in accumulated other comprehensive income (loss), net is shown in the tables below (dollars in thousands).

	Three months ended March 31,
	2018			2017
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized (loss) gain, available for sale, net	$(71)	$(1,789)	$(1,860)	$(401)	$707	$306
Reclassification of realized gain, net	(1,914)	—	(1,914)	(1,683)	(69)	(1,752)
Unrealized loss, transfer from available for sale to held to maturity, net	7	—	7	8	—	8
Change in fair value of interest rate swap designated as a cash flow hedge, net	407	265	672	5	120	125
Accumulated other comprehensive (loss) income	$(1,571)	$(1,524)	$(3,095)	$(2,071)	$758	$(1,313)
NOTE 7. STOCK-BASED COMPENSATION
Equity Incentive Plan. The Company’s 2017 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity grants and awards, such as restricted stock, stock options and stock appreciation rights, to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. The Plan has reserved 600,000 shares of common stock for grant, award or issuance to eligible participants, including shares underlying granted options. The Plan is administered by the Compensation Committee of the Company’s board of directors, which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, grants and awards will be made. The Compensation Committee, in its discretion, may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee may approve the terms of grants and awards to the Company’s executive officers and directors.
Stock Options
The Company uses a Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes option pricing model incorporates various highly subjective assumptions, including expected term and expected volatility. Stock option expense in the accompanying consolidated statements of income for the three months ended March 31, 2018 and 2017 was $61,000 and $51,000, respectively.
The assumptions presented below were used for the options granted during the three months ended March 31, 2018.

Expected dividends	0.52%
Expected volatility	24.99%
Risk-free interest rate	2.68%
Expected term (in years)	6.5
Weighted-average grant date fair value	$7.16

At March 31, 2018, there was $0.8 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.72 years.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes stock option activity for the periods presented.

	Three months ended March 31,
	2018		2017
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	322,917	$15.09	319,364	$14.37
Granted	31,788	24.30	36,177	20.25
Forfeited	—	—	(5,334)	14.00
Exercised	(8,001)	14.00	(15,041)	13.45
Outstanding at end of period	346,704	$15.96	335,166	$15.05
Exercisable at end of period	123,464	$14.77	82,310	$14.30

At March 31, 2018, the shares underlying outstanding stock options and exercisable stock options had aggregate intrinsic values of $3.4 million and $1.4 million, respectively.
Time Vested Restricted Stock Awards
During the three months ended March 31, 2018 and 2017, the Company issued shares of time vested restricted stock with vesting terms ranging from 2 to 5 years. The total share-based compensation expense to be recognized for these awards is determined based on the market price of the Company’s common stock at the grant date applied to the total number of shares awarded and is amortized over the vesting period. Stock compensation expense related to time vested restricted stock awards in the accompanying consolidated statements of income for the three months ended March 31, 2018 and 2017 was $0.2 million and $0.1 million, respectively.
The table below summarizes the time vested restricted stock award activity for the periods presented.

	Three months ended March 31,
	2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of period	112,688	$17.28	93,366	$14.75
Granted	59,093	24.33	51,702	20.10
Forfeited	(1,147)	19.06	(3,035)	14.72
Earned and issued	(23,342)	17.53	(13,168)	14.93
Balance at end of period	147,292	$20.06	128,865	$16.88

At March 31, 2018, there was $2.7 million of unrecognized compensation cost related to time vested restricted stock awards that is expected to be recognized over a weighted average period of 3.74 years.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS
The Company currently holds interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 2.4 years. The total notional amount of the derivative contracts is $50.0 million. These derivative contracts are currently between the Company and a single counterparty. To mitigate credit risk, securities are pledged to the Company by the counterparty in an amount greater than or equal to the gain position of the derivative contracts.
For the three months ended March 31, 2018, a gain of $0.3 million has been recognized in “Other comprehensive income” in the accompanying consolidated statements of comprehensive income for the change in fair value of the interest rate swaps compared to a gain of $0.1 million recognized for the three months ended March 31, 2017. The swap contracts had a fair value of $0.9 million as of March 31, 2018 and have been recorded in “Other assets” in the accompanying consolidated balance sheet. The accumulated gain of $0.7 million included in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheet would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contracts.
NOTE 9. FAIR VALUES OF FINANCIAL INSTRUMENTS
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
Investment Securities and Equity Securities – Where quoted prices are available in an active market, the Company classifies the securities within level 1 of the valuation hierarchy. Securities are defined as both long and short positions. Level 1 securities include exchange-traded equity securities.
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
Loans – Effective January 1, 2018, with the adoption of ASU 2016-01, the fair value of portfolio loans, net is determined using an exit price methodology. The exit price methodology continues to be based on a discounted cash flow analysis, in which projected cash flows are based on contractual cash flows adjusted for prepayments for certain loan types (e.g. residential mortgage loans and multifamily loans) and the use of a discount rate based on expected relative risk of the cash flows. The discount rate selected considers loan type, maturity date, a liquidity premium, cost to service, and cost of capital, which is a level 3 fair value estimate.
As of December 31, 2017, loans were valued as follows: For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, 1-4 family residential), credit card loans, and other consumer loans are based on quoted market prices of similar instruments sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (for example, commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using market interest rates for comparable loans. Fair values for nonperforming loans, which are loans for which the accrual of interest has stopped or loans that are contractually 90 days past due on which interest continues to accrue, are estimated using discounted cash flow analyses or underlying collateral values, where applicable. The Company classifies loans in level 3 of the fair value hierarchy.
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
Long-Term Borrowings, including Junior Subordinated Debt Securities – The fair values of long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is therefore classified in level 3 in the fair value hierarchy.
Subordinated Debt Securities - The fair value of subordinated debt is estimated based on current market rates on similar debt in the market. The Company classifies this debt in level 2 of the fair value hierarchy.
Derivative Financial Instruments – The fair value for interest rate swap agreements is based upon the amounts required to settle the contracts. These derivative instruments are classified in level 2 of the fair value hierarchy.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Assets:
Obligations of U.S. government agencies and corporations	$56,847	$—	$56,847	$—
Obligations of state and political subdivisions	34,721	—	15,506	19,215
Corporate bonds	18,109	—	16,765	1,344
Residential mortgage-backed securities	118,271	—	118,271	—
Commercial mortgage-backed securities	3,500	—	3,500	—
Equity securities	1,425	1,425	—	—
Derivative financial instruments	851	—	851	—
Total assets	$233,724	$1,425	$211,740	$20,559

December 31, 2017
Assets:
Obligations of U.S. government agencies and corporations	$52,216	$—	$52,216	$—
Obligations of state and political subdivisions	35,237	—	15,694	19,543
Corporate bonds	16,210	—	14,885	1,325
Residential mortgage-backed securities	109,478	—	109,478	—
Commercial mortgage-backed securities	3,581	—	3,581	—
Equity securities	842	842	—	—
Derivative financial instruments	516	—	516	—
Total assets	$218,080	$842	$196,370	$20,868
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the three months ended March 31, 2018 and March 31, 2017 (dollars in thousands).

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2017	$19,543	$1,325	$20,868
Realized gains (losses) included in net income	—	—	—
Unrealized gains (losses) included in other comprehensive income	(328)	19	(309)
Purchases	—	—	—
Sales	—	—	—
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at March 31, 2018	$19,215	$1,344	$20,559

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2016	$17,656	$624	$18,280
Realized gains (losses) included in net income	—	—	—
Unrealized gains (losses) included in other comprehensive income	647	1	648
Purchases	—	700	700
Sales	—	—	—
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at March 31, 2017	$18,303	$1,325	$19,628
There were no liabilities measured at fair value on a recurring basis using level 3 inputs at March 31, 2018 and December 31, 2017. For the three months ended March 31, 2018 and 2017, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at March 31, 2018 or December 31, 2017 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
March 31, 2018
Impaired loans	$412	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	18%
December 31, 2017
Impaired loans	$380	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	32%
Other real estate owned	3,612	Underlying collateral value, Third party appraisals	Collateral discounts and discount rates	5%	5%
The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$21,032	$21,032	$21,032	$—	$—
Federal funds sold	70	70	70	—	—
Investment securities	249,175	248,927	—	222,067	26,860
Equity securities	11,573	11,573	1,425	10,148	—
Loans, net of allowance	1,264,820	1,258,108	—	—	1,258,108
Derivative financial instruments	851	851	—	851	—

Financial liabilities:
Deposits, noninterest-bearing	$221,855	$221,855	$—	$221,855	$—
Deposits, interest-bearing	1,004,817	959,998	—	—	959,998
FHLB short-term advances and repurchase agreements	133,053	133,053	—	133,053	—
FHLB long-term advances	75,066	74,551	—	—	74,551
Junior subordinated debt	5,806	6,830	—	—	6,830
Subordinated debt	18,600	18,713	—	18,713	—

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$30,421	$30,421	$30,421	$—	$—
Investment securities	235,561	235,511	842	201,946	32,723
Equity securities	9,798	9,799	—	9,799	—
Loans, net of allowance	1,250,888	1,249,844	—	—	1,249,844
Derivative financial instruments	516	516	—	516	—

Financial liabilities:
Deposits, noninterest-bearing	$216,599	$216,599	$—	$216,599	$—
Deposits, interest-bearing	1,008,638	977,127	—	—	977,127
FHLB short-term advances and repurchase agreements	148,535	148,535	—	148,535	—
FHLB long-term advances	40,058	39,927	—	—	39,927
Junior subordinated debt	5,792	5,576	—	—	5,576
Subordinated debt	18,600	18,857	—	18,857	—

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. INCOME TAXES
On December 22, 2017, the Tax Act was signed into law. The Tax Act makes broad and complex changes to the U.S. tax code that affected the Company’s income tax rate in 2017, including requiring the revaluation of the Company’s deferred tax assets and liabilities as of December 31, 2017 as a result of the lower corporate tax rates to be realized beginning January 1, 2018. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21% and establishes new tax laws that will affect 2018.
ASC 740 requires a company to record the effects of a tax law change in the period of enactment; however, shortly after the enactment of the Tax Act, the SEC staff issued SAB 118, which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.
The expense for income taxes and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended March 31,
	2018	2017
Income tax expense	$1,341	$847
Effective tax rate	35.8%	31.2%
The Company’s current income tax expense for the three months ended March 31, 2018 includes a $0.6 million charge directly related to the revaluation of its deferred tax assets and liabilities as a result of the Tax Act, which is the primary reason the effective tax rate differs from the statutory rate of 21% for 2018.
NOTE 11. COMMITMENTS AND CONTINGENCIES
The Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $40,000 and $32,000 at March 31, 2018 and December 31, 2017, respectively.
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
The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	March 31, 2018	December 31, 2017
Commitments to extend credit
Loan commitments	$181,987	$174,278
Standby letters of credit	7,919	3,832
Additionally, at March 31, 2018, the Company had unfunded commitments of $0.3 million for its investment in Small Business Investment Company qualified funds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

When included in this Quarterly Report on Form 10-Q, or in other documents that Investar Holding Corporation (the “Company,” “we,” “our,” or “us”) files with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and similar expressions or the negative version of those words are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. The Company’s forward-looking statements are based on assumptions and estimates that management believes to be reasonable in light of the information available at the time such statements are made. However, many of the matters addressed by these statements are inherently uncertain and could be affected by many factors beyond management’s control. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

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
These factors should not be construed as exhaustive. Additional information on these and other risk factors can be found in Item 1A. “Risk Factors” and Item 7. “Special Note Regarding Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC.
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
Overview
This section presents management’s perspective on the consolidated financial condition and results of operations of the Company and its wholly-owned subsidiary, Investar Bank (the “Bank”). The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included herein, and the audited consolidated financial statements for the year ended December 31, 2017, including the notes thereto, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K that the Company filed with the SEC on March 16, 2018.

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
Our principal business is lending to and accepting deposits from individuals and small to medium-sized businesses in our areas of operation. We generate our income principally from interest on loans and, to a lesser extent, our securities investments, as well as from fees charged in connection with our various loan and deposit services and gains on the sale securities. Our principal expenses are interest expense on interest-bearing customer deposits and borrowings, salaries, employee benefits, occupancy costs, data processing and operating expenses. We measure our performance through our net interest margin, return on average assets, and return on average equity, among other metrics, while seeking to maintain appropriate regulatory leverage and risk-based capital ratios.

Certain Events Affect Year-over-Year Comparability
Debt and Equity Raise. During the first quarter of 2017, we completed both a common stock offering and a subordinated debt issuance. The common stock offering generated net proceeds of $32.5 million through the issuance of 1.6 million common shares at a price of $21.25 per share. The proceeds from the common stock offering were raised for general corporate purposes and potential strategic acquisitions. We also issued and sold $18.6 million in fixed-to-floating rate subordinated notes due in 2027. We used the net proceeds from the debt issuance to fund a portion of the acquisition of Citizens Bancshares, Inc., discussed below in Acquisitions.
Change in Tax Laws. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act made broad and complex changes to the U.S. tax code that affected the Company’s income tax rate in 2017, including requiring the revaluation of the Company’s deferred tax assets and liabilities at December 31, 2017 as a result of the lower corporate tax rates to be realized beginning January 1, 2018. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21% and establishes new tax laws that affect 2018 and beyond.

ASC 740, Income Taxes, requires a company to record the effects of a tax law change in the period of enactment; however, shortly after the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The Company recorded a revaluation of its deferred tax assets and liabilities based on the information available to management at the time, resulting in a $0.3 million charge to income tax expense in the year ended December 31, 2017 and a $0.6 million charge to income tax in the quarter ended March 31, 2018. The Company’s final analysis and remeasurement will be based on a number of factors, including completion of the Company’s 2017 consolidated tax return; however, management does not expect to record any additional remeasurement charges to income tax expense related to the Tax Act.
Acquisitions. On July 1, 2017, the Company completed the acquisition of Citizens Bancshares, Inc. (“Citizens”) and its wholly-owned subsidiary, Citizens Bank, located in Evangeline Parish, Louisiana. The Company acquired 100% of Citizens’ outstanding common shares for an aggregate amount of cash consideration equal to $45.8 million, or approximately $419.20 per share. The acquisition of Citizens expands the Company’s branch footprint in Louisiana and increases the core deposit base to help position the Company to continue to grow. On the date of acquisition, Citizens had total assets with a fair value of $251 million, $129 million in loans, $212 million in deposits, and $36 million in stockholders’ equity, and served the residents of Evangeline Parish through its three branch locations. The Company recorded a core deposit intangible and goodwill of $1.5 million and $9.1 million, respectively, related to the acquisition of Citizens.

On December 1, 2017, the Company completed the acquisition of BOJ Bancshares, Inc. (“BOJ”) and its wholly-owned subsidiary, The Highlands Bank, located in East Feliciana Parish, Louisiana. The Company acquired 100% of BOJ’s outstanding common shares for an aggregate merger consideration consisting of $3.95 million in cash, and an aggregate of 799,559 shares of the Company’s common stock. Like Citizens, the acquisition of BOJ expands the Company’s branch footprint in Louisiana, allowing us to serve more customers in our surrounding market areas. On the date of acquisition, BOJ had total assets with a fair value of $152 million, $102 million in loans, $126 million in deposits, and $16 million in stockholders’ equity, and served the residents of East Baton Rouge and East and West Feliciana Parishes through its five branch locations. The Company recorded a core deposit intangible and goodwill of $1.0 million and $5.7 million, respectively, related to the acquisition of BOJ.

Discussion and Analysis of Financial Condition
For the three months ended March 31, 2018, net income was $2.4 million, or $0.25 per basic and diluted share, compared to net income of $1.9 million, or $0.26 per basic and diluted share, for the three months ended March 31, 2017. For the three months ended March 31, 2018, our net interest margin was 3.70%, return on average assets was 0.60%, and return on average equity was 5.62%. From December 31, 2017 to March 31, 2018, total loans increased $14.2 million, or 1.1%, and total deposits increased $1.4 million, or 0.1%. At March 31, 2018, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations.
Loans
General. Loans constitute our most significant asset, comprising 77.4% and 77.6% of our total assets at March 31, 2018 and December 31, 2017, respectively. Total loans increased $14.2 million, or 1.1%, to $1.27 billion at March 31, 2018 compared to $1.26 billion at December 31, 2017 as a result of organic growth in our business.
The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands).

	March 31, 2018		December 31, 2017
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Construction and development	$162,337	12.8%	$157,667	12.5%
1-4 Family	277,978	21.8	276,922	22.0
Multifamily	54,504	4.3	51,283	4.1
Farmland	20,725	1.6	23,838	1.9
Commercial real estate
Owner-occupied	274,216	21.5	272,433	21.6
Nonowner-occupied	279,939	22.0	264,931	21.0
Total mortgage loans on real estate	1,069,699	84.0	1,047,074	83.1
Commercial and industrial	135,965	10.7	135,392	10.8
Consumer	67,286	5.3	76,313	6.1
Total loans	$1,272,950	100.0%	$1,258,779	100.0%
At March 31, 2018, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $410.2 million, an increase of $2.4 million, or 0.6%, compared to $407.8 million at December 31, 2017.
Consumer loans totaled $67.3 million at March 31, 2018, a decrease of $9.0 million, or 11.8%, compared to $76.3 million at December 31, 2017. The decrease in consumer loans is attributable to the scheduled paydowns of the consumer loans, most of which relate to our former indirect auto loan business.
The following table sets forth loans outstanding at March 31, 2018, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$137,884	$11,906	$11,784	$763	$—	$162,337
1-4 Family	49,099	105,910	39,579	26,468	56,922	277,978
Multifamily	7,389	27,658	17,833	102	1,522	54,504
Farmland	8,721	8,761	1,450	1,793	—	20,725
Commercial real estate
Owner-occupied	35,151	117,151	77,916	34,550	9,448	274,216
Nonowner-occupied	41,404	121,154	100,643	16,738	—	279,939
Total mortgage loans on real estate	279,648	392,540	249,205	80,414	67,892	1,069,699
Commercial and industrial	66,141	44,400	16,541	—	8,883	135,965
Consumer	4,667	57,086	4,695	405	433	67,286
Total loans	$350,456	$494,026	$270,441	$80,819	$77,208	$1,272,950
Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2018 and December 31, 2017, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.
Investment Securities
We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 15.2% of our total assets and totaled $249.2 million at March 31, 2018, an increase of $13.6 million, or 5.8%, from $235.6 million at December 31, 2017. The increase in investment securities at March 31, 2018 compared to December 31, 2017 primarily resulted from purchases of obligations of U.S. government agencies and corporations and residential mortgage-backed securities.
The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	March 31, 2018		December 31, 2017
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of U.S. government agencies and corporations	$56,847	22.8%	$52,216	22.2%
Obligations of state and political subdivisions	46,473	18.6	47,098	20.0
Corporate bonds	18,109	7.3	16,210	6.9
Residential mortgage-backed securities	124,246	49.9	115,614	49.0
Commercial mortgage-backed securities	3,500	1.4	3,581	1.5
Equity securities	—	—	842	0.4
Total	$249,175	100.0%	$235,561	100.0%
The investment portfolio consists of available for sale and held to maturity securities. We classify debt securities as held to maturity if management has the positive intent and ability to hold the securities to maturity. Held to maturity debt securities are stated at amortized cost. Securities not classified as held to maturity are classified as available for sale. The carrying values of the Company’s available for sale securities are adjusted for unrealized gains or losses as valuation allowances, and any gains or losses are reported on an after-tax basis as a component of other comprehensive income. Any expected credit loss due to the inability to collect all amounts due according to the security’s contractual terms is recognized as a charge against earnings. Any remaining unrealized loss related to other factors would be recognized in other comprehensive income, net of taxes.
Effective January 1, 2018, per the requirements of ASU 2016-01, the carrying values of the Company’s equity securities historically included in the available for sale securities portfolio are included in equity securities on the consolidated balance sheet and are adjusted for unrealized gains or losses with any changes being recognized in net income in the consolidated statement of income.

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at March 31, 2018 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$720	6.02%	$3,245	6.02%	$1,875	6.02%	$5,912	3.73%
Residential mortgage-backed securities	—	—	—	—	—	—	5,975	2.83
Available for sale:
Obligations of U.S. government agencies and corporations	—	—	2,616	1.97	6,250	2.58	48,998	2.53
Obligations of state and political subdivisions	2,801	1.54	6,867	2.03	6,490	2.66	19,327	3.70
Corporate bonds	712	2.04	3,775	2.89	13,917	3.60	—	—
Residential mortgage-backed securities	—	—	—	—	2,214	2.28	118,627	2.28
Commercial mortgage-backed securities	—	—	1,447	1.97	2,184	2.51	—	—
	$4,233		$17,950		$32,930		$198,839
The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.
Deposits
The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at March 31, 2018 and December 31, 2017 (dollars in thousands).

	March 31, 2018		December 31, 2017
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$221,855	18.1%	$216,599	17.7%
NOW accounts	228,269	18.6	208,683	17.0
Money market deposit accounts	145,627	11.9	146,140	11.9
Savings accounts	124,589	10.1	117,372	9.6
Time deposits	506,332	41.3	536,443	43.8
Total deposits	$1,226,672	100.0%	$1,225,237	100.0%
Total deposits were $1.2 billion at March 31, 2018, an increase of $1.4 million, or 0.1%, compared to December 31, 2017. Growth in noninterest-bearing demand deposits, NOW accounts, and savings accounts was offset by a $30.1 million decrease in time deposits. In an effort to begin reducing its cost of funds and its dependency on non-retail certificates of deposit, the Company began lowering its rates on time deposits in 2016, particularly Qwikrate® deposits, which are primarily deposits of other financial institutions. As a result of this strategy, as the Qwikrate® deposits have matured, many have not renewed with the Bank, which is the primary driver for the decrease in time deposits.

The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at March 31, 2018 and December 31, 2017 (dollars in thousands).

	March 31, 2018		December 31, 2017
	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Time remaining until maturity:
Three months or less	$63,353	$1,702	$79,662	$2,182
Over three months through six months	48,374	534	53,702	1,709
Over six months through twelve months	68,343	2,804	61,371	1,812
Over one year through three years	56,377	2,215	78,270	1,890
Over three years	7,593	724	2,722	487
	$244,040	$7,979	$275,727	$8,080
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
Securities sold under agreements to repurchase decreased $0.8 million to $21.1 million at March 31, 2018 from $21.9 million at December 31, 2017. Our advances from the FHLB were $187.1 million at March 31, 2018, an increase of $20.4 million, or 12.2%, from FHLB advances of $166.7 million at December 31, 2017. The increase in FHLB advances was used primarily to fund loan growth and investment activity.
We had no outstanding balances drawn on unsecured lines of credit at March 31, 2018 or December 31, 2017. There were no outstanding balances on the secured revolving line of credit with TIB at March 31, 2018 or December 31, 2017. The $5.8 million in junior subordinated debt at March 31, 2018 and December 31, 2017 represents the junior subordinated debentures that we assumed through acquisition. The carrying value of the Notes was $18.2 million at March 31, 2018 and December 31, 2017.
The average balances and cost of funds of short-term borrowings for the three months ended March 31, 2018 and 2017 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Federal funds purchased and other short-term borrowings	$121,545	$84,371	1.57%	1.27%
Securities sold under agreements to repurchase	22,101	36,552	0.69	0.20
Total short-term borrowings	$143,646	$120,923	1.43%	0.95%
The main source of our short-term borrowings are overnight advances from the FHLB. The rate charged for these advances is directly tied to the Federal Reserve Bank’s federal funds rate. The Federal Reserve, in an attempt to help the overall economy, has among other things, kept interest rates low through its targeted federal funds rate. The Federal Reserve increased the target range for the federal funds rate by 25 basis points in December 2016 and by a total of 75 basis points during 2017 and has indicated the potential for further gradual increases in the target rate depending on the economic outlook. As the federal funds rate increases, market interest rates will likely rise, which will affect the cost of our borrowings.

Results of Operations
Performance Summary
Three months ended March 31, 2018 vs. three months ended March 31, 2017. For the three months ended March 31, 2018, net income was $2.4 million, or $0.25 per basic and diluted share, compared to net income of $1.9 million, or $0.26 per basic and diluted share for the three months ended March 31, 2017. Return on average assets decreased to 0.60% for the three months ended March 31, 2018 compared to 0.65% for the three months ended March 31, 2017. Return on average equity was 5.62% for the three months ended March 31, 2018 compared to 6.44% for the three months ended March 31, 2017. The decrease in basic and diluted earnings per share, return on average assets, and return on average equity is primarily attributable to the $1.1 million of acquisition expense and the $0.6 million charge to income tax expense as a result of the Tax Cuts and Jobs Act recognized in the quarter ended March 31, 2018.
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
Three months ended March 31, 2018 vs. three months ended March 31, 2017. Net interest income increased 56.4% to $13.9 million for the three months ended March 31, 2018 compared to $8.9 million for the same period in 2017. This increase is due primarily to the $368.5 million and $60.7 million increases in average loans and average investment securities, respectively, when compared to the same period in 2017, resulting in a $6.1 million increase in interest income, discussed in more detail below. Average interest-bearing deposits increased approximately $224.4 million and average short- and long-term borrowings increased $84.2 million for the three months ended March 31, 2018 when compared to the same period in 2017, resulting in a $1.1 million increase in interest expense, also discussed in more detail below. The increases in both average interest-earning assets and interest-bearing liabilities are results of both organic growth of the Company and the acquisitions of Citizens and BOJ in 2017.

Interest income was $17.2 million for the three months ended March 31, 2018 compared to $11.1 million for the same period in 2017. Loan interest income made up substantially all of our interest income for the three months ended March 31, 2018 and 2017. An increase in interest income of $4.4 million can be attributed to an increase in the volume of interest-earning assets and an increase of $1.7 million can be attributed to an increase in the yield earned on those assets. The overall yield on interest-earning assets was 4.59% and 4.10% for the three months ended March 31, 2018 and 2017, respectively. The loan portfolio yielded 5.03% for the three months ended March 31, 2018 compared to 4.55% for the three months ended March 31, 2017, while the yield on the investment portfolio was 2.45% for the three months ended March 31, 2018 compared to 2.31% for the three months ended March 31, 2017.
Interest expense was $3.3 million for the three months ended March 31, 2018, an increase of $1.1 million compared to interest expense of $2.2 million for the three months ended March 31, 2017, as a result of an increase of $0.8 million attributed to volume and $0.3 million attributed to the increase in the rate of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $308.6 million for the three months ended March 31, 2018 compared to the same period in 2017 mainly as a result of a $224.4 million increase in interest-bearing deposits. Average short- and long-term borrowings also increased $84.2 million, attributable to our liquidity needs. The cost of deposits decreased six basis points to 0.91% for the quarter ended March 31, 2018 compared to 0.97% for the quarter ended March 31, 2017 as a result of the decrease in the cost of interest-bearing demand accounts and savings deposits. The cost of interest-bearing liabilities increased 12 basis points to 1.10% for the three months ended March 31, 2018 compared to 0.98% for the same period in 2017, due to the increase in the cost of short- and long-term borrowings.
Net interest margin was 3.70% for the three months ended March 31, 2018, an increase of 43 basis points from 3.27% for the three months ended March 31, 2017. The increase in net interest margin was driven by an increase in interest-earning assets and the yields earned on those assets, and an increase in the volume of lower cost deposits, partially resulting from the acquisitions of both Citizens and BOJ.
Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended March 31, 2018 and 2017. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended March 31,
	2018			2017
	Average Balance	Interest Income/ Expense (1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,261,047	$15,626	5.03%	$892,546	$10,004	4.55%
Securities:
Taxable	206,722	1,253	2.46	150,139	839	2.27
Tax-exempt	34,688	206	2.41	30,540	190	2.52
Interest-earning balances with banks	15,968	93	2.37	24,591	60	0.99
Total interest-earning assets	1,518,425	17,178	4.59	1,097,816	11,093	4.10
Cash and due from banks	25,526			8,546
Intangible assets	19,881			3,227
Other assets	73,438			55,190
Allowance for loan losses	(7,993)			(7,125)
Total assets	$1,629,277			$1,157,654
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$360,903	$580	0.65%	$291,855	$488	0.68%
Savings deposits	120,861	137	0.46	53,237	86	0.66
Time deposits	520,891	1,536	1.20	433,170	1,279	1.20
Total interest-bearing deposits	1,002,655	2,253	0.91	778,262	1,853	0.97
Short-term borrowings	143,646	507	1.43	120,923	282	0.95
Long-term debt	82,641	560	2.75	21,175	98	1.88
Total interest-bearing liabilities	1,228,942	3,320	1.10	920,360	2,233	0.98
Noninterest-bearing deposits	216,827			110,410
Other liabilities	10,041			9,387
Stockholders’ equity	173,467			117,497
Total liabilities and stockholders’ equity	$1,629,277			$1,157,654
Net interest income/net interest margin		$13,858	3.70%		$8,860	3.27%

(1)
Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the three months ended March 31, 2018 compared to the same period in 2017 (dollars in thousands).

	Three months ended March 31, 2018 vs. three months ended March 31, 2017
	Volume	Rate	Net(1)
Interest income:
Loans	$4,130	$1,492	$5,622
Securities:
Taxable	268	146	414
Tax-exempt	26	(10)	16
Interest-earning balances with banks	(21)	54	33
Total interest-earning assets	4,403	1,682	6,085
Interest expense:
Interest-bearing demand deposits	115	(23)	92
Savings deposits	109	(58)	51
Time deposits	259	(2)	257
Short-term borrowings	53	172	225
Long-term debt	283	179	462
Total interest-bearing liabilities	819	268	1,087
Change in net interest income	$3,584	$1,414	$4,998

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
Noninterest Income
Noninterest income includes, among other things, fees generated from our deposit services, gain on sale of investment securities, fixed assets and other real estate owned, and servicing fees and fee income on serviced loans. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.
Three months ended March 31, 2018 vs. three months ended March 31, 2017. Total noninterest income increased $0.2 million, or 21.1%, to $1.1 million for the three months ended March 31, 2018 compared to $0.9 million for the three months ended March 31, 2017. The increase in noninterest income is mainly attributable to the $0.3 million increase in service charges on deposit accounts offset by a decrease in servicing fees and fee income on serviced loans. The increase in the service charges on deposit accounts is attributable to the increase in deposit accounts as a result of the Citizens and BOJ acquisitions.
Servicing fees and fee income on serviced loans, which are fees collected for servicing loans which have been sold and are held in our servicing portfolio, decreased $0.1 million, or 31.9%, to $0.3 million for the three months ended March 31, 2018 compared to $0.4 million for the same period in 2017. The Bank’s servicing portfolio primarily consists of indirect auto loans. As this portfolio of loans ages, and consequently decreases in principal value, the servicing fees and fee income on serviced loans earned will continue to decrease.
Noninterest Expense
Three months ended March 31, 2018 vs. three months ended March 31, 2017. Total noninterest expense was $10.6 million for the three months ended March 31, 2018, an increase of $3.9 million, or 58.0%, compared to the same period in 2017. The increase is mainly attributable to a $2.1 million increase in salaries and employee benefits and a $1.0 million increase in acquisition expenses. The increase in salaries and employee benefits is mainly attributable to the additional employees acquired through the Citizens and BOJ acquisitions, as well as additional lenders and treasury management employees hired during 2017. In addition, the Company opened two de novo branch locations in June 2017 which required the hiring of additional employees. The increase in acquisition expenses when compared to the quarter ended March 31, 2017 is directly related to the BOJ acquisition that was completed on December 1, 2017.

Income Tax Expense
Income tax expense for the three months ended March 31, 2018 was $1.3 million, an increase of $0.5 million, compared to the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 and 2017 was 35.8% and 31.2%, respectively. Income tax expense for the three months ended March 31, 2018 includes a charge of $0.6 million as a result of the revaluation of the Company’s deferred tax assets and liabilities required following the enactment of the Tax Act. The Company’s final analysis and write-down will be based on a number of factors, included completion of the Company’s 2017 consolidated tax return. Management expects the Company’s effective tax rate to approximate 20% for the remainder of 2018, mainly as a result of the Tax Act.
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

At March 31, 2018 and December 31, 2017, there were no loans classified as loss. At March 31, 2018 and December 31, 2017, there were $1.1 million and $0, respectively, of loans classified as doubtful, $5.1 million and $5.7 million, respectively, of loans classified as substandard, and $0.3 million and $3.1 million, respectively, of loans classified as special mention. The increase in doubtful loans is attributable to one commercial and industrial relationship with the Company’s legacy portfolio.

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
Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by type. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $8.1 million at March 31, 2018, an increase from $7.9 million at December 31, 2017, as we increased our loan loss provisioning to reflect our nonperforming loans and organic loan growth.
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
Impaired loans at March 31, 2018, which include all TDRs and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses, were $4.1 million compared to $3.0 million at December 31, 2017. At March 31, 2018 and December 31, 2017, $0.4 million and $0.3 million, respectively, of the allowance for loan losses was specifically allocated to impaired loans.
The provision for loan losses is a charge to expense in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the three months ended March 31, 2018 and 2017, the provision for loan losses was $0.6 million and $0.4 million, respectively.

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
The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	March 31, 2018	December 31, 2017
Construction and development	$974	$945
1-4 Family	1,283	1,287
Multifamily	359	332
Farmland	63	60
Commercial real estate	3,608	3,599
Total mortgage loans on real estate	6,287	6,223
Commercial and industrial	935	693
Consumer	908	975
Total	$8,130	$7,891
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

	Three months ended March 31,
	2018	2017
Allowance at beginning of period	$7,891	$7,051
Provision for loan losses	625	350
Charge-offs:
Mortgage loans on real estate:
1-4 Family	(7)	—
Commercial and industrial	(310)	—
Consumer	(129)	(166)
Total charge-offs	(446)	(166)
Recoveries
Mortgage loans on real estate:
Construction and development	6	3
1-4 Family	3	1
Commercial and industrial	33	—
Consumer	18	4
Total recoveries	60	8
Net charge-offs	(386)	(158)
Balance at end of period	$8,130	$7,243
Net charge-offs to:
Loans - average	0.03%	0.02%
Allowance for loan losses	4.75%	2.18%
Allowance for loan losses to:
Total loans	0.64%	0.80%
Nonperforming loans	146.78%	337.95%
The allowance for loan losses to total loans ratio decreased to 0.64% at March 31, 2018 compared to 0.80% at March 31, 2017. The allowance for loan losses to nonperforming loans ratio decreased to 146.78% at March 31, 2018 compared to 337.95% at March 31, 2017. The decrease in the allowance for loan losses to total loans and nonperforming loans ratios is primarily attributable to the loans acquired in 2017. As a result of the acquisitions of Citizens and BOJ, the Company is holding acquired loans that are carried net of a fair value adjustment for credit and interest marks and are only included in the allowance calculation to the extent that the reserve requirement exceeds the remaining fair value adjustment. Acquired loan balances are included in total loans and nonperforming loans, but had no additional reserve requirements at March 31, 2018.
The decrease in the allowance for loan losses to nonperforming loans ratio at March 31, 2018 is due to a $3.4 million increase in nonperforming loans compared to March 31, 2017. The increase in nonperforming loans compared to March 31, 2017 is mainly attributable to the $3.0 million of acquired nonperforming loans at March 31, 2018.
Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs, which include recoveries of amounts previously charged off, for the three months ended March 31, 2018 were $0.4 million, equal to 0.03% of the average loan balance for the period. Net charge-offs for the three months ended March 31, 2017 were $0.2 million, equal to 0.02%, of the average loan balance for the period.

Management believes the allowance for loan losses at March 31, 2018 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

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
There were sixteen loans classified as TDRs at March 31, 2018 that totaled approximately $1.6 million, compared to eighteen loans totaling $1.6 million at December 31, 2017. Seven restructured loans were considered TDRs due to a modification of terms through adjustments to maturity, eight restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to modification of terms through principal payment forbearance for a specified period of time. At March 31, 2018 and December 31, 2017, all restructured loans were performing under their modified terms. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.
The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans for which information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	March 31, 2018	December 31, 2017
Nonaccrual loans	$5,482	$3,547
Accruing loans past due 90 days or more	57	134
Total nonperforming loans	5,539	3,681
Restructured loans	1,564	1,621
Total nonperforming and restructured loans	$7,103	$5,302
Interest income recognized on nonperforming and restructured loans	$30	$185
Interest income foregone on nonperforming and restructured loans	$146	$104
Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 0.44% and 0.29% of total loans at March 31, 2018 and December 31, 2017, respectively.
Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. There were no sales of other real estate owned in the three months ended March 31, 2018. Other real estate owned with a cost basis of $20,000 was sold during the three months ended March 31, 2017 resulting in a net gain of $5,000.

The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	March 31, 2018	December 31, 2017
Construction and development	$183	$183
1-4 Family	42	42
Farmland	204	—
Commercial real estate	3,837	3,612
Total other real estate owned	$4,266	$3,837
Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Three months ended March 31,
	2018	2017
Balance, beginning of period	$3,837	$4,065
Additions	225	—
Transfers from acquired loans	204	—
Sales of other real estate owned	—	(20)
Balance, end of period	$4,266	$4,045
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
Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At March 31, 2018, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of March 31, 2018
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+300	(2.0)%
+200	(1.2)%
+100	(0.6)%
-100	1.8%
-200	(0.6)%
-300	(2.1)%

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
Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At March 31, 2018 and December 31, 2017, 64% and 66% of our total assets, respectively, were funded by core deposits.
Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At March 31, 2018, securities with a carrying value of $94.3 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $90.8 million in pledged securities at December 31, 2017.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2018, the balance of our outstanding advances with the FHLB was $187.1 million, an increase from $166.7 million at December 31, 2017. The total amount of the remaining credit available to us from the FHLB at March 31, 2018 was $458.2 million. Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by U.S. Treasury and agency securities. We had $21.1 million of repurchase agreements outstanding at March 31, 2018, compared to $21.9 million of repurchase agreements outstanding at December 31, 2017. We maintain unsecured lines of credit with other commercial banks totaling $55.0 million. The lines of credit mature at various times within the next year. We had no outstanding balances on our unsecured lines of credit at March 31, 2018 and December 31, 2017. We also have a secured $20.0 million revolving line of credit with TIB maturing in June 2018. There was no outstanding balance on the revolving line of credit at March 31, 2018 or December 31, 2017.
Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. We do not hold any brokered deposits, as defined for federal regulatory purposes, although we do hold QwikRate® deposits, included in our time deposit balances, which we obtain through a qualified network to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At March 31, 2018, we held $55.9 million of QwikRate® deposits, down from $70.5 million at December 31, 2017.
The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three months ended March 31, 2018 and 2017.

	Percentage of Total		Cost of Funds
	Three months ended March 31,		Three months ended March 31,
	2018	2017	2018	2017
Noninterest-bearing demand deposits	15%	11%	—%	—%
Interest-bearing demand deposits	25	28	0.65	0.68
Savings accounts	8	5	0.46	0.66
Time deposits	36	42	1.20	1.20
Short-term borrowings	10	12	1.43	0.95
Long-term borrowed funds	6	2	2.75	1.88
Total deposits and borrowed funds	100%	100%	0.93%	0.88%
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

The Company and the Bank each were in compliance with all regulatory capital requirements at March 31, 2018 and December 31, 2017. The Bank also was considered “well-capitalized” under the FDIC’s prompt corrective action regulations as of these dates. The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
March 31, 2018
Investar Holding Corporation:
Tier 1 leverage capital	$162,884	10.11%	$—	—%
Common equity tier 1 capital	156,384	11.67	—	—
Tier 1 capital	162,884	12.16	—	—
Total capital	189,235	14.12	—	—
Investar Bank:
Tier 1 leverage capital	178,078	11.06	80,500	5.00
Common equity tier 1 capital	178,078	13.31	86,965	6.50
Tier 1 capital	178,078	13.31	107,034	8.00
Total capital	186,249	13.92	133,793	10.00

December 31, 2017
Investar Holding Corporation:
Tier 1 leverage capital	$161,438	10.66%	$—	—%
Common equity tier 1 capital	154,938	11.75	—	—
Tier 1 capital	161,438	12.24	—	—
Total capital	187,530	14.22	—	—
Investar Bank:
Tier 1 leverage capital	175,943	11.63	75,668	5.00
Common equity tier 1 capital	175,943	13.35	85,647	6.50
Tier 1 capital	175,943	13.35	105,411	8.00
Total capital	183,867	13.95	131,764	10.00
Off-Balance Sheet Transactions
The Company currently holds interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 2.4 years. The total notional amount of the derivative contracts is $50.0 million.
The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $40,000 and $32,000 at March 31, 2018 and December 31, 2017, respectively.

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

	March 31, 2018	December 31, 2017
Commitments to extend credit:
Loan commitments	$181,987	$174,278
Standby letters of credit	7,919	3,832
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.
Additionally, at March 31, 2018, the Company had unfunded commitments of $0.3 million for its investment in Small Business Investment Company qualified funds.
For the three months ended March 31, 2018 and for the year ended December 31, 2017, except as disclosed herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.
Contractual Obligations
The following table presents, at March 31, 2018, contractual obligations to third parties by payment date (dollars in thousands).

	Payments Due In:
	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$720,340	$—	$—	$—	$720,340
Time Deposits(1) (2)	356,284	136,794	13,088	—	506,166
Securities sold under agreements to repurchase(1)	21,053	—	—	—	21,053
Federal Home Loan Bank advances(2)	112,000	15,100	—	60,000	187,100
Subordinated debt(2)	—	—	—	18,600	18,600
Junior subordinated debt(2)	—	—	—	6,702	6,702
Total contractual obligations	$1,209,677	$151,894	$13,088	$85,302	$1,459,961

(1)	Excludes interest.

(2)	Excludes unamortized premiums and discounts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk as of December 31, 2017 are set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2018 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” There have been no material changes in the Company’s market risk since December 31, 2017. Please refer to the information in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management” in this report for additional information about the Company’s market risk for the three months ended March 31, 2018.
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

PART II. OTHER INFORMATION

Item 1A. Risk Factors
For information regarding risk factors that could affect Investar Holding Corporation’s (the “Company”) results of operations, financial condition and liquidity, see the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017 filed by the Company with the Securities and Exchange Commission (“SEC”) on March 16, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
The table below provides the information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended March 31, 2018.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
January 1, 2018 to January 31, 2018	7,095	$24.63	7,000	211,724
February 1, 2018 to February 28, 2018	20,933	23.94	20,933	190,791
March 1, 2018 to March 31, 2018	5,626	24.33	—	190,791
	33,654	$24.15	27,933	190,791

(1)	Includes 5,721 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated August 4, 2017, by and among Investar Holding Corporation, BOJ Bancshares, Inc. and Investar Interim Corporation(1)

2.2	Agreement and Plan of Reorganization, dated March 8, 2017, by and among Investar Holding Corporation, Citizens Bancshares, Inc. and Investar Acquisition Company(2)

3.1	Restated Articles of Incorporation of Investar Holding Corporation(3)

3.2	Amended and Restated By-laws of Investar Holding Corporation(4)

4.1	Specimen Common Stock Certificate(5)

4.2	Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee(6)

4.3	Supplemental Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee(7)

10.1	Investar Holding Corporation 2017 Long-Term Incentive Compensation Plan(8)

10.2	Form of Voting Agreement, dated August 4, 2017, among Investar Holding Corporation, BOJ Bancshares, Inc. and the shareholders party thereto(9)

10.3	Form of Non-Competition and Confidentiality Agreements, dated August 4, 2017, between Investar Holding Corporation and all of the directors of BOJ Bancshares, Inc.(10)

10.4	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and John D’Angelo.(11)

10.5	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and Chris Hufft.(12)

10.6	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and Dane Babin.(13)

10.7	Form of Split Dollar Agreement by and between Investar Bank and each executive entering into a Salary Continuation Agreement.(14)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as Annex A to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.

(2)	Filed as exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2017 and incorporated herein by reference.

(3)	Filed as exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

(4)	Filed as exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.

(5)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

(6)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(7)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(8)	Filed as exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 25, 2017 and incorporated herein by reference.

(9)	Filed as Exhibit B to Annex A to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.

(10)	Filed as Exhibit C to Annex A to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.

(11)	Filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on March 1, 2018 and incorporated herein by reference.

(12)	Filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on March 1, 2018 and incorporated herein by reference.

(13)	Filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company filed with the SEC on March 1, 2018 and incorporated herein by reference.

(14)	Filed as Exhibit 10.4 to the Current Report on Form 8-K of the Company filed with the SEC on March 1, 2018 and incorporated herein by reference.

The Company does not have any long-term debt instruments under which securities are authorized exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company will furnish to the SEC, upon its request, a copy of all long-term debt instruments.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESTAR HOLDING CORPORATION

Date: May 10, 2018	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	/s/ Christopher L. Hufft
Christopher L. Hufft
Chief Financial Officer
(Principal Financial Officer)