Form 10-Q
period 2018-06-30
Investar Holding Corp
filed 2018-08-09
CIK 1602658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________________________

FORM 10-Q
_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 9,571,242 shares outstanding as of August 9, 2018.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INVESTAR HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and due from banks	$21,338	$19,619
Interest-bearing balances due from other banks	13,483	10,802
Federal funds sold	10	—
Cash and cash equivalents	34,831	30,421

Available for sale securities at fair value (amortized cost of $247,317 and $220,077, respectively)	241,587	217,564
Held to maturity securities at amortized cost (estimated fair value of $17,064 and $17,947, respectively)	17,299	17,997
Loans, net of allowance for loan losses of $8,451 and $7,891, respectively	1,291,860	1,250,888
Equity securities	13,095	9,798
Bank premises and equipment, net of accumulated depreciation of $8,805 and $7,825, respectively	39,253	37,540
Other real estate owned, net	4,225	3,837
Accrued interest receivable	4,842	4,688
Deferred tax asset	1,429	1,294
Goodwill and other intangible assets, net	19,952	19,926
Bank owned life insurance	23,543	23,231
Other assets	5,555	5,550
Total assets	$1,697,471	$1,622,734

LIABILITIES
Deposits:
Noninterest-bearing	$222,570	$216,599
Interest-bearing	1,008,360	1,008,638
Total deposits	1,230,930	1,225,237
Advances from Federal Home Loan Bank	237,075	166,658
Repurchase agreements	16,752	21,935
Subordinated debt, net of unamortized issuance costs	18,191	18,168
Junior subordinated debt	5,819	5,792
Accrued taxes and other liabilities	11,474	12,215
Total liabilities	1,520,241	1,450,005

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 9,581,034 and 9,514,926 shares issued and outstanding, respectively	9,581	9,515
Surplus	132,166	131,582
Retained earnings	39,258	33,203
Accumulated other comprehensive loss	(3,775)	(1,571)
Total stockholders’ equity	177,230	172,729
Total liabilities and stockholders’ equity	$1,697,471	$1,622,734
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$16,223	$10,559	$31,849	$20,563
Interest on investment securities	1,644	1,199	3,103	2,228
Other interest income	142	86	235	146
Total interest income	18,009	11,844	35,187	22,937

INTEREST EXPENSE
Interest on deposits	2,426	1,827	4,679	3,680
Interest on borrowings	1,263	715	2,330	1,095
Total interest expense	3,689	2,542	7,009	4,775
Net interest income	14,320	9,302	28,178	18,162

Provision for loan losses	567	375	1,192	725
Net interest income after provision for loan losses	13,753	8,927	26,986	17,437

NONINTEREST INCOME
Service charges on deposit accounts	327	96	686	193
Gain on sale of investment securities, net	22	109	22	215
(Loss) gain on sale of fixed assets, net	(1)	1	89	24
Loss on sale of other real estate owned, net	(4)	(10)	(4)	(5)
Servicing fees and fee income on serviced loans	253	378	541	801
Other operating income	596	227	931	458
Total noninterest income	1,193	801	2,265	1,686
Income before noninterest expense	14,946	9,728	29,251	19,123

NONINTEREST EXPENSE
Depreciation and amortization	629	391	1,227	767
Salaries and employee benefits	6,495	4,109	12,543	8,059
Occupancy	335	245	715	509
Data processing	565	355	1,107	723
Marketing	44	119	82	147
Professional fees	228	231	483	463
Acquisition expense	—	80	1,104	225
Other operating expenses	1,864	1,398	3,461	2,719
Total noninterest expense	10,160	6,928	20,722	13,612
Income before income tax expense	4,786	2,800	8,529	5,511
Income tax expense	966	877	2,307	1,724
Net income	$3,820	$1,923	$6,222	$3,787

EARNINGS PER SHARE
Basic earnings per share	$0.39	$0.22	$0.64	$0.48
Diluted earnings per share	0.39	0.22	0.64	0.47
Cash dividends declared per common share	0.04	0.02	0.08	0.04
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$3,820	$1,923	$6,222	$3,787
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized (loss) gain, available for sale, net of tax (benefit) expense of ($195), $279, ($671) and $660, respectively	(734)	518	(2,523)	1,225
Reclassification of realized gain, net of tax expense of $4, $38, $4 and $75, respectively	(17)	(70)	(17)	(139)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0 for all respective periods	(1)	(1)	(1)	(1)

Fair value of derivative financial instruments:
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax expense (benefit) of $19, ($23), $90 and $42, respectively	72	(43)	337	77
Total other comprehensive (loss) income	(680)	404	(2,204)	1,162
Total comprehensive income	$3,140	$2,327	$4,018	$4,949
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2016 (audited)	$7,102	$81,499	$26,227	$(2,071)	$112,757
Common stock issued in offering, net of direct costs of $1,991	1,624	30,885	—	—	32,509
Surrendered shares	(5)	(104)	—	—	(109)
Options and warrants exercised	50	617	—	—	667
Dividends declared, $0.04 per share	—	—	(370)	—	(370)
Stock-based compensation	44	342	—	—	386
Net tax effect of stock-based compensation	—	7	—	—	7
Net income	—	—	3,787	—	3,787
Other comprehensive income, net	—	—	—	1,162	1,162
Balance, June 30, 2017	$8,815	$113,246	$29,644	$(909)	$150,796

Balance at December 31, 2017 (audited)	$9,515	$131,582	$33,203	$(1,571)	$172,729
Surrendered shares	(7)	(171)	—	—	(178)
Options and warrants exercised	73	905	—	—	978
Dividends declared, $0.08 per share	—	—	(719)	—	(719)
Stock-based compensation	28	496	—	—	524
Reclassification of tax effects of the Tax Cuts and Jobs Act(1)	—	—	557	—	557
Shares repurchased	(28)	(646)	—	—	(674)
Net income	—	—	6,222	—	6,222
Other comprehensive loss, net	—	—	—	(2,204)	(2,204)
Impact of adoption of new accounting standards(2)	—	—	(5)	—	(5)
Balance, June 30, 2018	$9,581	$132,166	$39,258	$(3,775)	$177,230

(1)
The Tax Cuts and Jobs Act, enacted on December 22, 2017, required the revaluation of the Company’s deferred tax assets and liabilities as of December 31, 2017 as a result of the lower corporate tax rates to be realized beginning January 1, 2018. The $0.6 million adjustment to retained earnings for the period ended June 30, 2018 represents a reclassification of the tax effects of the Tax Cuts and Jobs Act.

(2)	Represents the impact of adopting Accounting Standards Update (“ASU”) No. 2016-01. See Note 1 to the consolidated financial statements for more information.
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2018	2017
Net income	$6,222	$3,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,227	767
Provision for loan losses	1,192	725
Amortization of purchase accounting adjustments	(1,281)	1
Net amortization of securities	334	559
Gain on sale of investment securities, net	(22)	(215)
Gain on sale of fixed assets, net	(89)	(24)
Loss on sale of other real estate owned, net	4	5
Impairment of other real estate owned	—	183
FHLB stock dividend	(97)	(39)
Stock-based compensation	524	386
Deferred taxes	1,236	(101)
Net change in value of bank owned life insurance	(312)	(96)
Amortization of subordinated debt issuance costs	23	12
Unrealized loss on equity securities per ASC 2016-01	14	—
Net change in:
Accrued interest receivable	(154)	22
Other assets	407	(409)
Accrued taxes and other liabilities	(1,011)	(6)
Net cash provided by operating activities	8,217	5,557

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	19,049
Funds invested in securities available for sale	(41,723)	(49,561)
Proceeds from maturities, prepayments and calls of investment securities available for sale	13,327	11,338
Proceeds from maturities, prepayments and calls of investment securities held to maturity	671	596
Proceeds from redemption or sale of equity securities	521	2,000
Purchase of equity securities	(2,870)	(3,624)
Net increase in loans	(41,472)	(39,991)
Proceeds from sales of other real estate owned	37	47
Proceeds from the sales of fixed assets	9	327
Purchases of other real estate owned	(225)	—
Purchases of fixed assets	(2,771)	(837)
Purchase of other investments	—	(624)
Distributions from investments	13	12
Net cash used in investing activities	(74,483)	(61,268)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net increase (decrease) in customer deposits	5,796	(12,962)
Net decrease in repurchase agreements	(5,183)	(2,342)
Net increase in short-term FHLB advances	41,500	15,000
Proceeds from long-term FHLB advances	45,000	15,000
Repayment of long-term FHLB advances	(16,100)	(3,518)
Cash dividends paid on common stock	(642)	(263)
Proceeds from public offering of common stock, net of issuance costs	—	32,509
Proceeds from stock options and warrants exercised	979	667
Payments to repurchase common stock	(674)	—
Proceeds from other borrowings	—	78
Repayment of other borrowings	—	(1,078)
Proceeds from subordinated debt, net of issuance costs	—	18,133
Net cash provided by financing activities	70,676	61,224

Net increase in cash and cash equivalents	4,410	5,513
Cash and cash equivalents, beginning of period	30,421	29,448
Cash and cash equivalents, end of period	$34,831	$34,961
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018.
Nature of Operations
Investar Holding Corporation, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank (the “Bank”), a Louisiana-chartered bank. The Company’s primary market is South Louisiana. At June 30, 2018, the Company operated 20 full service banking offices located throughout its market and had 269 employees.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unrealized holding gains and losses, net of tax, on AFS debt securities are reported as a net amount in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses on the sale of debt securities are determined using the specific-identification method.
The Company follows FASB guidance related to the recognition and presentation of other-than-temporary impairment. The guidance specifies that if an entity does not have the intent to sell a debt security and it is not more likely than not that the Company will be required to sell the security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.
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
Allowance for Loan Losses
The adequacy of the allowance for loan losses is determined in accordance with GAAP. The allowance for loan losses is estimated through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the loan balance is uncollectable. Subsequent recoveries, if any, are credited to the allowance.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The allowance is an amount that management believes will be adequate to absorb probable losses inherent in the loan portfolio as of the balance sheet date based on evaluations of the collectability of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Credits deemed uncollectible are charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. Past due status is determined based on contractual terms.
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
In the ordinary course of business, the Bank enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At June 30, 2018 and December 31, 2017 the reserve for unfunded loan commitments was $54,000 and $32,000, respectively.
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
For the six months ended June 30, 2018 and 2017, expected future cash flows from ASRs approximated adequate compensation for such activities. Accordingly, the Company has not recorded an asset or liability. There were no loan sales during the six months ended June 30, 2018 or 2017.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FASB ASC Topic 825 “Financial Instruments – Overall” Update No. 2016-01 (“ASU 2016-01”). ASU 2016-01 makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. The ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in accumulated other comprehensive income (AOCI). ASU 2016-01 became effective for the Company on January 1, 2018. The adoption of the guidance resulted in an insignificant cumulative-effect adjustment that decreased retained earnings, with offsetting related adjustments to deferred taxes and AOCI. The adoption of this ASU also resulted in equity securities previously classified as AFS securities to be classified as equity securities at fair value in the Company’s June 30, 2018 Consolidated Balance Sheet. ASU 2016-01 also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculation used to determine the disclosed fair value of our loans held for investment portfolio as part of adopting this standard. The refined calculation did not have a significant impact on our fair value disclosures. See Note 9. Fair Values of Financial Instruments.
As a result of the adoption of ASU 2016-01, $1.4 million of equity securities was reclassified from AFS securities to equity securities in the first quarter of 2018. At June 30, 2018, equity securities include $1.1 million of exchange-traded equity securities that are measured at fair value with changes in fair value recognized in net income. The remaining balance of equity securities at June 30, 2018 consists of stock in correspondent banks and is measured at cost, adjusted for any observable market transactions less any impairment. ASU 2016-01 also requires that other investments previously accounted for using the cost method be measured at fair value with changes in fair value recognized in net income. These investments, which had a $1.3 million balance at June 30, 2018, are included in other assets in the consolidated balance sheet and represent investments in small business investment companies without readily determinable fair values. These investments are measured at fair value using the net asset value of the investment and any changes in fair value are recognized in net income.
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
FASB ASC Topic 842 “Leases” Update No. 2016-02. In February 2016, the FASB issued ASU 2016-02. This ASU will require all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures will be required so that users can understand more about the nature of an entity’s leasing activities. The new guidance is effective for the Company beginning January 1, 2019. Early adoption is permitted. Management is currently analyzing data on leased assets. The adoption of this guidance is expected to increase both assets and liabilities, but is not expected to have a material impact on the consolidated statements of income.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. BUSINESS COMBINATIONS

Citizens Bancshares, Inc.

On July 1, 2017, the Company completed the acquisition of Citizens Bancshares, Inc. (“Citizens”) and its wholly-owned subsidiary, Citizens Bank, located in Evangeline Parish, Louisiana. The Company acquired 100% of Citizens’ outstanding common shares for an aggregate amount of cash consideration equal to $45.8 million, or approximately $419.20 per share. The acquisition of Citizens expands the Company’s branch footprint in Louisiana and increases the core deposit base to help position the Company to continue to grow. After fair value adjustments, including total adjustments of $(0.1) million to other assets and $(0.2) million to other assets, bank premises and equipment and other liabilities recorded in the three and six months ended June 30, 2018, respectively, the acquisition added $250.5 million in total assets, $129.2 million in loans, and $212.2 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $9.2 million of goodwill.
The table below shows the allocation of the consideration paid for Citizens’ common equity to the acquired identifiable assets and liabilities assumed and the goodwill generated from the transaction (dollars in thousands).

Purchase price:
Cash paid	$45,800

Fair value of assets acquired:
Cash and cash equivalents	44,565
Investment securities	69,912
Loans	129,181
Bank premises and equipment	3,307
Core deposit intangible asset	1,462
Other assets	2,091
Total assets acquired	250,518

Fair value of liabilities acquired:
Deposits	212,228
Other liabilities	1,675
Total liabilities assumed	213,903

Fair value of net assets acquired	36,615
Goodwill	$9,185

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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BOJ Bancshares, Inc.
On December 1, 2017, the Company completed the acquisition of BOJ Bancshares, Inc. (“BOJ”) and its wholly-owned subsidiary, The Highlands Bank, located in East Feliciana Parish, Louisiana. The Company acquired 100% of BOJ’s outstanding common shares for an aggregate merger consideration consisting of $3.95 million in cash, and an aggregate of 799,559 shares of the Company’s common stock, for a total of approximately $22.7 million. As with the Citizens acquisition, the acquisition of BOJ expands the Company’s branch footprint in Louisiana, allowing us to serve more customers in our surrounding market areas. After fair value adjustments, including total adjustments of $0.2 million to other assets and $(0.1) million to loans, bank premises and equipment, other assets, and deposits recorded in the three and six months ended June 30, 2018, respectively, the acquisition added $152.3 million in total assets, $102.4 million in loans, and $125.8 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $5.5 million of goodwill.
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

Purchase price:
Cash paid	$3,950
Stock Issued	18,749

Fair value of assets acquired:
Cash and cash equivalents	26,438
Investment securities	16,194
Loans	102,393
Bank premises and equipment	3,725
Core deposit intangible asset	1,018
Other assets	2,573
Total assets acquired	152,341

Fair value of liabilities acquired:
Deposits	125,788
FHLB advances	5,956
Trust preferred	2,178
Other liabilities	1,209
Total liabilities assumed	135,131

Fair value of net assets acquired	17,210
Goodwill	$5,489
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents information about the loans acquired with deteriorated credit quality from BOJ as of the date of acquisition (dollars in thousands).

Purchase Credit Impaired
Contractually required principal	$4,557
Non-accretable difference	(671)
Cash flows expected to be collected	3,886
Accretable yield	—
Fair value of acquired loans	$3,886
Supplemental Unaudited Pro Forma Information
The following unaudited supplemental pro forma information is presented to show estimated results assuming Citizens and BOJ were acquired as of January 1, 2017. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisitions as of January 1, 2017 and should not be considered representative of future operating results. The pro forma net income for the three months ended June 30, 2017 excludes the tax-affected amount of $0.8 million of acquisition expenses recorded in noninterest expense by the Company and Citizens.

	Unaudited Pro Forma for the
	Three months ended June 30,	Six months ended June 30,
(dollars in thousands)	2017	2017
Interest income	$17,068	$30,614
Noninterest income	1,476	2,738
Net income	3,121	5,777
For the three months ended June 30, 2018, the acquired companies added approximately $3.6 million, $0.4 million, and $1.0 million to interest income, noninterest income, and net income, respectively. For the six months ended June 30, 2018, the acquired companies added approximately $7.2 million, $0.8 million, and $1.3 million to interest income, noninterest income, and net income, respectively.
Acquisition Expense
There were no acquisition expenses recorded in the three months ended June 30, 2018. Acquisition related costs of $1.1 million are included in acquisition expenses in the accompanying consolidated statements of income for the six months ended June 30, 2018. These costs include system conversion and integrating operations charges as well as legal and consulting expenses.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. EARNINGS PER SHARE
The following is a summary of the information used in the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except share data).

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Earnings per common share - basic
Net income allocated to common shareholders	$3,764	$1,923	$6,136	$3,787
Weighted-average basic shares outstanding	9,558,873	8,685,980	9,536,229	7,950,049
Basic earnings per common share	$0.39	$0.22	$0.64	$0.48

Earnings per common share - diluted
Net income allocated to common shareholders	$3,764	$1,923	$6,135	$3,787
Weighted-average basic shares outstanding	9,558,873	8,685,980	9,536,229	7,950,049
Dilutive effect of securities	89,148	94,648	81,184	77,247
Total weighted average diluted shares outstanding	9,648,021	8,780,628	9,617,413	8,027,296
Diluted earnings per common share	$0.39	$0.22	$0.64	$0.47

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Obligations of U.S. government agencies and corporations	$9,285	$3	$(199)	$9,089
Obligations of state and political subdivisions	35,209	4	(802)	34,411
Corporate bonds	19,394	88	(482)	19,000
Residential mortgage-backed securities	126,821	69	(3,124)	123,766
Commercial mortgage-backed securities	56,608	45	(1,332)	55,321
Total	$247,317	$209	$(5,939)	$241,587

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Obligations of U.S. government agencies and corporations	$8,241	$8	$(81)	$8,168
Obligations of state and political subdivisions	35,572	87	(422)	35,237
Corporate bonds	16,428	112	(330)	16,210
Residential mortgage-backed securities	110,690	58	(1,270)	109,478
Commercial mortgage-backed securities	48,299	16	(686)	47,629
Equity securities	847	24	(29)	842
Total	$220,077	$305	$(2,818)	$217,564

The amortized cost and approximate fair value balances of obligations of U.S. government agencies and corporations at December 31, 2017 reflect reclasses of small business association securities that are collateralized by commercial mortgages and backed by the U.S. government. These securities were included in the commercial mortgage-backed securities category of our investment portfolio at December 31, 2017 to conform with the presentation of balances at June 30, 2018.

Proceeds from sales of investment securities AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Proceeds from sale	$—	$8,724	$—	$19,049
Gross gains	$—	$141	$—	$248
Gross losses	$—	$(32)	$—	$(33)

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Obligations of state and political subdivisions	$11,642	$9	$(52)	$11,599
Residential mortgage-backed securities	5,657	—	(192)	5,465
Total	$17,299	$9	$(244)	$17,064

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Obligations of state and political subdivisions	$11,861	$9	$(15)	$11,855
Residential mortgage-backed securities	6,136	4	(48)	6,092
Total	$17,997	$13	$(63)	$17,947

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of June 30, 2018 or December 31, 2017.
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
The number of AFS securities, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
Obligations of U.S. government agencies and corporations	18	$7,167	$(131)	$1,751	$(68)	$8,918	$(199)
Obligations of state and political subdivisions	63	23,093	(404)	9,863	(398)	32,956	(802)
Corporate bonds	28	6,896	(70)	5,835	(412)	12,731	(482)
Residential mortgage-backed securities	206	86,094	(1,945)	31,571	(1,179)	117,665	(3,124)
Commercial mortgage-backed securities	95	29,397	(705)	19,329	(627)	48,726	(1,332)
Total	410	$152,647	$(3,255)	$68,349	$(2,684)	$220,996	$(5,939)

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Obligations of U.S. government agencies and corporations	14	$5,815	$(50)	$1,505	$(31)	$7,320	$(81)
Obligations of state and political subdivisions	57	12,315	(77)	9,930	(345)	22,245	(422)
Corporate bonds	20	1,116	(6)	6,273	(324)	7,389	(330)
Residential mortgage-backed securities	159	71,893	(729)	28,410	(541)	100,303	(1,270)
Commercial mortgage-backed securities	80	30,445	(406)	11,216	(280)	41,661	(686)
Equity securities	1	—	—	478	(29)	478	(29)
Total	331	$121,584	$(1,268)	$57,812	$(1,550)	$179,396	$(2,818)

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The number of HTM securities, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2018
Obligations of state and political subdivisions	1	$5,750	$(52)	$—	$—	$5,750	$(52)
Residential mortgage-backed securities	9	3,172	(87)	2,294	(105)	5,466	(192)
Total	10	$8,922	$(139)	$2,294	$(105)	$11,216	$(244)

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Obligations of state and political subdivisions	1	$6,007	$(15)	$—	$—	$6,007	$(15)
Residential mortgage-backed securities	6	1,601	(3)	2,522	(45)	4,123	(48)
Total	7	$7,608	$(18)	$2,522	$(45)	$10,130	$(63)

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and the Company does not intend to sell the securities. Furthermore, it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2018 or December 31, 2017.
The amortized cost and approximate fair value of debt securities, by contractual maturity (including mortgage-backed securities), are shown below as of the dates presented (dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
June 30, 2018
Due within one year	$3,857	$3,849	$720	$721
Due after one year through five years	13,966	13,867	3,245	3,250
Due after five years through ten years	34,518	33,611	1,875	1,878
Due after ten years	194,976	190,260	11,459	11,215
Total debt securities	$247,317	$241,587	$17,299	$17,064

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2017
Due within one year	$1,319	$1,319	$720	$721
Due after one year through five years	15,379	15,331	3,245	3,249
Due after five years through ten years	28,242	27,833	1,875	1,878
Due after ten years	174,290	172,239	12,157	12,099
Total debt securities	$219,230	$216,722	$17,997	$17,947
At June 30, 2018, securities with a carrying value of $86.7 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $90.8 million in pledged securities at December 31, 2017.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES
The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	June 30, 2018	December 31, 2017
Construction and development	$165,395	$157,667
1-4 Family	280,335	276,922
Multifamily	48,838	51,283
Farmland	20,144	23,838
Commercial real estate	580,266	537,364
Total mortgage loans on real estate	1,094,978	1,047,074
Commercial and industrial	145,554	135,392
Consumer	59,779	76,313
Total loans	$1,300,311	$1,258,779
Unamortized premiums and discounts on loans, included in the total loans balances above, were $2.1 million and $2.6 million at June 30, 2018 and December 31, 2017, respectively.
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
The table below provides an analysis of the aging of loans as of the dates presented (dollars in thousands).

	June 30, 2018
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$164,658	$65	$489	$30	$101	$685	$52	$165,395
1-4 Family	277,422	413	758	80	468	1,719	1,194	280,335
Multifamily	47,809	209	—	—	—	209	820	48,838
Farmland	17,798	82	—	—	—	82	2,264	20,144
Commercial real estate	578,047	—	—	—	162	162	2,057	580,266
Total mortgage loans on real estate	1,085,734	769	1,247	110	731	2,857	6,387	1,094,978
Commercial and industrial	144,174	62	14	5	82	163	1,217	145,554
Consumer	58,239	380	133	—	1,027	1,540	—	59,779
Total loans	$1,288,147	$1,211	$1,394	$115	$1,840	$4,560	$7,604	$1,300,311

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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents the Company’s loan portfolio by category and credit quality indicator as of the dates presented (dollars in thousands).

	June 30, 2018
	Pass	Special Mention	Substandard	Total
Construction and development	$165,258	$—	$137	$165,395
1-4 Family	279,457	70	808	280,335
Multifamily	48,838	—	—	48,838
Farmland	17,880	—	2,264	20,144
Commercial real estate	580,104	—	162	580,266
Total mortgage loans on real estate	1,091,537	70	3,371	1,094,978
Commercial and industrial	145,482	—	72	145,554
Consumer	58,489	264	1,026	59,779
Total loans	$1,295,508	$334	$4,469	$1,300,311

	December 31, 2017
	Pass	Special Mention	Substandard	Total
Construction and development	$157,385	$—	$282	$157,667
1-4 Family	275,492	74	1,356	276,922
Multifamily	51,283	—	—	51,283
Farmland	19,611	2,773	1,454	23,838
Commercial real estate	536,741	—	623	537,364
Total mortgage loans on real estate	1,040,512	2,847	3,715	1,047,074
Commercial and industrial	134,522	—	870	135,392
Consumer	74,934	258	1,121	76,313
Total loans	$1,249,968	$3,105	$5,706	$1,258,779

The Company had no loans that were classified as doubtful or loss at June 30, 2018 or December 31, 2017.
Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $162.5 million and $204.2 million as of June 30, 2018 and December 31, 2017, respectively. The unpaid principal balance of these loans was approximately $206.7 million and $237.3 million as of June 30, 2018 and December 31, 2017, respectively.
In the ordinary course of business, the Company makes loans to its executive officers, principal stockholders, directors and to companies in which these individuals are principal owners. Loans outstanding to such related party borrowers (including companies in which they are principal owners) amounted to approximately $31.4 million and $31.2 million as of June 30, 2018 and December 31, 2017, respectively.
The table below shows the aggregate amount of loans to such related parties as of the dates presented (dollars in thousands).

	June 30, 2018	December 31, 2017
Balance, beginning of period	$31,153	$19,957
New loans	7,573	24,428
Repayments and changes in relationship	(7,358)	(13,232)
Balance, end of period	$31,368	$31,153

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loans Acquired with Deteriorated Credit Quality
The Company accounts for certain loans acquired as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments.
The table below shows the changes in the accretable yield on acquired impaired loans for the periods presented (dollars in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Balance at January 1,	$—	$250	$—	$275
Loan disposals	—	(250)	—	(250)
Accretion to interest income	—	—	—	(25)
Balance at June 30,	$—	$—	$—	$—
 The table below shows a summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017 (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$8,130	$7,243	$7,891	$7,051
Provision for loan losses	567	375	1,192	725
Loans charged off	(291)	(314)	(737)	(480)
Recoveries	45	16	105	24
Balance, end of period	$8,451	$7,320	$8,451	$7,320
 The following tables outline the activity in the allowance for loan losses by collateral type for the three and six months ended June 30, 2018 and 2017, and show both the allowances and portfolio balances for loans individually and collectively evaluated for impairment as of June 30, 2018 and 2017 (dollars in thousands).

	Three months ended June 30, 2018
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$974	$63	$1,283	$359	$3,608	$935	$908	$8,130
Provision	58	3	81	(40)	209	246	10	567
Charge-offs	(16)	—	(28)	—	—	(141)	(106)	(291)
Recoveries	2	—	3	—	—	8	32	45
Ending balance	$1,018	$66	$1,339	$319	$3,817	$1,048	$844	$8,451

	Three months ended June 30, 2017
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$694	$54	$1,237	$374	$2,908	$744	$1,232	$7,243
Provision	101	—	38	(13)	128	132	(11)	375
Charge-offs	—	—	—	—	—	(193)	(121)	(314)
Recoveries	11	—	1	—	—	—	4	16
Ending balance	$806	$54	$1,276	$361	$3,036	$683	$1,104	$7,320

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended June 30, 2018
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$945	$60	$1,287	$332	$3,599	$693	$975	$7,891
Provision	81	6	81	(13)	218	765	54	1,192
Charge-offs	(16)	—	(35)	—	—	(451)	(235)	(737)
Recoveries	8	—	6	—	—	41	50	105
Ending balance	$1,018	$66	$1,339	$319	$3,817	$1,048	$844	$8,451
Ending allowance balance for loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$296	$296
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	$1,018	$66	$1,339	$319	$3,817	$1,048	$548	$8,155
Loans receivable:
Balance of loans individually evaluated for impairment	$230	$—	$1,248	$—	$711	$89	$1,010	$3,288
Balance of loans acquired with deteriorated credit quality	52	2,264	1,194	820	2,057	1,217	—	7,604
Balance of loans collectively evaluated for impairment	165,113	17,880	277,893	48,018	577,498	144,248	58,769	1,289,419
Total period-end balance	$165,395	$20,144	$280,335	$48,838	$580,266	$145,554	$59,779	$1,300,311

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended June 30, 2017
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$579	$60	$1,377	$355	$2,499	$759	$1,422	$7,051
Provision	213	(6)	(103)	6	537	117	(39)	725
Charge-offs	—	—	—	—	—	(193)	(287)	(480)
Recoveries	14	—	2	—	—	—	8	24
Ending balance	$806	$54	$1,276	$361	$3,036	$683	$1,104	$7,320
Ending allowance balance for loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$297	$297
Ending allowance balance for loans collectively evaluated for impairment	806	54	1,276	361	3,036	683	807	7,023
Ending allowance balance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Loans receivable:
Balance of loans individually evaluated for impairment	$189	$—	$1,651	$—	$595	$26	$1,063	$3,524
Balance of loans collectively evaluated for impairment	109,438	8,006	176,328	46,109	407,928	98,811	82,816	929,436
Total period-end balance	$109,627	$8,006	$177,979	$46,109	$408,523	$98,837	$83,879	$932,960
Balance of loans acquired with deteriorated credit quality	$207	$—	$483	$1,035	$—	$—	$—	$1,725
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$230	$248	$—
1-4 Family	1,248	1,284	—
Commercial real estate	711	727	—
Total mortgage loans on real estate	2,189	2,259	—
Commercial and industrial	89	88	—
Consumer	208	224	—
Total	2,486	2,571	—

With related allowance recorded:
Consumer	802	853	296
Total	802	853	296

Total loans:
Construction and development	230	248	—
1-4 Family	1,248	1,284	—
Commercial real estate	711	727	—
Total mortgage loans on real estate	2,189	2,259	—
Commercial and industrial	89	88	—
Consumer	1,010	1,077	296
Total	$3,288	$3,424	$296

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$182	$202	$—
1-4 Family	1,136	1,169	—
Commercial real estate	640	654	—
Total mortgage loans on real estate	1,958	2,025	—
Consumer	168	217	—
Total	2,126	2,242	—

With related allowance recorded:
Consumer	918	956	304
Total	918	956	304

Total loans:
Construction and development	182	202	—
1-4 Family	1,136	1,169	—
Commercial real estate	640	654	—
Total mortgage loans on real estate	1,958	2,025	—
Consumer	1,086	1,173	304
Total	$3,044	$3,198	$304

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

	Three months ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$182	$2	$339	$1
1-4 Family	1,209	10	1,655	26
Commercial real estate	869	8	599	25
Total mortgage loans on real estate	2,260	20	2,593	52
Commercial and industrial	215	—	26	—
Consumer	241	—	234	—
Total	2,716	20	2,853	52

With related allowance recorded:
Consumer	785	—	891	—
Total	785	—	891	—

Total loans:
Construction and development	182	2	339	1
1-4 Family	1,209	10	1,655	26
Commercial real estate	869	8	599	25
Total mortgage loans on real estate	2,260	20	2,593	52
Commercial and industrial	215	—	26	—
Consumer	1,026	—	1,125	—
Total	$3,501	$20	$3,744	$52

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended June 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$171	$4	$490	$6
1-4 Family	1,210	21	1,661	43
Commercial real estate	1,029	16	603	27
Total mortgage loans on real estate	2,410	41	2,754	76
Commercial and industrial	480	—	234	—
Consumer	296	—	300	1
Total	3,186	41	3,288	77

With related allowance recorded:
Consumer	785	—	837	1
Total	785	—	837	1

Total loans:
Construction and development	171	4	490	6
1-4 Family	1,210	21	1,661	43
Commercial real estate	1,029	16	603	27
Total mortgage loans on real estate	2,410	41	2,754	76
Commercial and industrial	480	—	234	—
Consumer	1,081	—	1,137	2
Total	$3,971	$41	$4,125	$78
Troubled Debt Restructurings
In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower that the Company would not otherwise consider, the related loan is classified as a TDR. The Company strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before such loans reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases in which the Company grants the borrower new terms that provide for a reduction of either interest or principal, or otherwise include a concession, the Company identifies the loan as a TDR and measures any impairment on the restructuring as previously noted for impaired loans.
Loans classified as TDRs, consisting of seventeen credits, totaled approximately $1.7 million at June 30, 2018, compared to eighteen credits totaling $1.6 million at December 31, 2017. At June 30, 2018, nine of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, seven of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to modification of terms through principal payment forbearance, paying interest only for a specified period of time. As of June 30, 2018 and December 31, 2017, all restructured loans were performing under their modified terms. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.
At June 30, 2018 and December 31, 2017, there were no available balances on loans classified as TDRs that the Company was committed to lend.
The table below presents the TDR pre- and post-modification outstanding recorded investments by loan categories for loans modified during the six month periods ended June 30, 2018 and 2017 (dollars in thousands).

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2018			June 30, 2017
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
1-4 Family	1	$122	$122	—	$—	$—
Commercial and industrial	1	7	7	—	—	—
Total		$129	$129		$—	$—
There were no loans modified under TDRs during the previous twelve month period that subsequently defaulted during the six months ended June 30, 2018 and 2017.
NOTE 6. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)
Activity within the balances in accumulated other comprehensive income (loss), net is shown in the tables below (dollars in thousands).

	Three months ended June 30,
	2018			2017
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized (loss) gain, available for sale, net	$(1,860)	$(734)	$(2,594)	$306	$518	$824
Reclassification of realized gain, net	(1,914)	(17)	(1,931)	(1,752)	(70)	(1,822)
Unrealized loss, transfer from available for sale to held to maturity, net	7	(1)	6	8	(1)	7
Change in fair value of interest rate swap designated as a cash flow hedge, net	672	72	744	125	(43)	82
Accumulated other comprehensive (loss) income	$(3,095)	$(680)	$(3,775)	$(1,313)	$404	$(909)

	Six months ended June 30,
	2018			2017
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized (loss) gain, available for sale, net	$(71)	$(2,523)	$(2,594)	$(401)	$1,225	$824
Reclassification of realized gain, net	(1,914)	(17)	(1,931)	(1,683)	(139)	(1,822)
Unrealized loss, transfer from available for sale to held to maturity, net	7	(1)	6	8	(1)	7
Change in fair value of interest rate swap designated as a cash flow hedge, net	407	337	744	5	77	82
Accumulated other comprehensive (loss) income	$(1,571)	$(2,204)	$(3,775)	$(2,071)	$1,162	$(909)

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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options
The Company uses a Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes option pricing model incorporates various highly subjective assumptions, including expected term and expected volatility. Stock option expense in the accompanying consolidated statements of income for the three and six months ended June 30, 2018 was $66,000 and $127,000, respectively, and $57,000 and $108,000 for the three and six months ended June 30, 2017, respectively.
The assumptions presented below were used for the options granted during the six months ended June 30, 2018.

Expected dividends	0.52%
Expected volatility	24.99%
Risk-free interest rate	2.68%
Expected term (in years)	6.5
Weighted-average grant date fair value	$7.16

At June 30, 2018, there was $0.6 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.47 years.
The table below summarizes stock option activity for the periods presented.

	Six months ended June 30,
	2018		2017
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	322,917	$15.09	319,364	$14.37
Granted	31,788	24.30	36,177	20.25
Forfeited	—	—	(5,334)	14.00
Exercised	(8,501)	14.10	(15,041)	13.45
Outstanding at end of period	346,204	$15.96	335,166	$15.05
Exercisable at end of period	135,831	$14.86	95,177	$14.50

At June 30, 2018, the shares underlying outstanding stock options and exercisable stock options had aggregate intrinsic values of $4.0 million and $1.7 million, respectively.
Time Vested Restricted Stock Awards
During the six months ended June 30, 2018 and 2017, the Company issued shares of time vested restricted stock with vesting terms ranging from 2 to 5 years. The total share-based compensation expense to be recognized for these awards is determined based on the market price of the Company’s common stock at the grant date applied to the total number of shares awarded and is amortized over the vesting period. Stock compensation expense related to time vested restricted stock awards in the accompanying consolidated statements of income was $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.3 million and for the three and six months ended June 30, 2017, respectively.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes the time vested restricted stock award activity for the periods presented.

	Six months ended June 30,
	2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of period	112,688	$17.28	93,366	$14.75
Granted	60,260	24.35	52,966	20.10
Forfeited	(1,583)	20.10	(7,836)	16.15
Earned and issued	(28,187)	17.24	(18,422)	15.11
Balance at end of period	143,178	$20.24	120,074	$16.96

At June 30, 2018, there was $2.1 million of unrecognized compensation cost related to time vested restricted stock awards that is expected to be recognized over a weighted average period of 3.55 years.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS
The Company currently holds interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 2.1 years. The total notional amount of the derivative contracts is $50.0 million. These derivative contracts are currently between the Company and a single counterparty. To mitigate credit risk, securities are pledged to the Company by the counterparty in an amount greater than or equal to the gain position of the derivative contracts.
For the three and six months ended June 30, 2018, gains of $72,000 and $0.3 million, respectively, have been recognized in “Other comprehensive income” in the accompanying consolidated statements of comprehensive income for the change in fair value of the interest rate swaps compared to a loss of $43,000 and a gain of $77,000, respectively, recognized for the three and six months ended June 30, 2017. The swap contracts had a fair value of $0.9 million as of June 30, 2018 and have been recorded in “Other assets” in the accompanying consolidated balance sheet. The accumulated gain of $0.7 million included in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheet would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contracts.
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
Subordinated Debt Securities – The fair value of subordinated debt is estimated based on current market rates on similar debt in the market. The Company classifies this debt in level 2 of the fair value hierarchy.
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

	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Assets:
Obligations of U.S. government agencies and corporations	$9,089	$—	$9,089	$—
Obligations of state and political subdivisions	34,411	—	15,243	19,168
Corporate bonds	19,000	—	17,659	1,341
Residential mortgage-backed securities	123,766	—	123,766	—
Commercial mortgage-backed securities	55,321	—	55,321	—
Equity securities	1,124	1,124	—	—
Derivative financial instruments	943	—	943	—
Total assets	$243,654	$1,124	$222,021	$20,509

December 31, 2017
Assets:
Obligations of U.S. government agencies and corporations	$8,168	$—	$8,168	$—
Obligations of state and political subdivisions	35,237	—	15,694	19,543
Corporate bonds	16,210	—	14,885	1,325
Residential mortgage-backed securities	109,478	—	109,478	—
Commercial mortgage-backed securities	47,629	—	47,629	—
Equity securities	842	842	—	—
Derivative financial instruments	516	—	516	—
Total assets	$218,080	$842	$196,370	$20,868
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the six months ended June 30, 2018 and June 30, 2017 (dollars in thousands).

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2017	$19,543	$1,325	$20,868
Realized gains (losses) included in net income	—	—	—
Unrealized gains (losses) included in other comprehensive income	(375)	16	(359)
Purchases	—	—	—
Sales	—	—	—
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at June 30, 2018	$19,168	$1,341	$20,509

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2016	$17,656	$624	$18,280
Realized gains (losses) included in net income	—	—	—
Unrealized gains (losses) included in other comprehensive income	1,257	(4)	1,253
Purchases	—	700	700
Sales	—	—	—
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at June 30, 2017	$18,913	$1,320	$20,233
There were no liabilities measured at fair value on a recurring basis using level 3 inputs at June 30, 2018 and December 31, 2017. For the three and six months ended June 30, 2018 and 2017, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at June 30, 2018 or December 31, 2017 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
June 30, 2018
Impaired loans	$151	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	23%
December 31, 2017
Impaired loans	$380	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	32%
Other real estate owned	3,612	Underlying collateral value, Third party appraisals	Collateral discounts and discount rates	5%	5%

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	June 30, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$34,821	$34,821	$34,821	$—	$—
Federal funds sold	10	10	10	—	—
Investment securities	258,886	258,651	—	226,543	32,108
Equity securities	13,095	13,095	1,124	11,971	—
Loans, net of allowance	1,291,860	1,284,048	—	—	1,284,048
Derivative financial instruments	943	943	—	943	—

Financial liabilities:
Deposits, noninterest-bearing	$222,570	$222,570	$—	$222,570	$—
Deposits, interest-bearing	1,008,360	963,211	—	—	963,211
FHLB short-term advances and repurchase agreements	230,752	230,752	—	230,752	—
FHLB long-term advances	23,075	22,640	—	—	22,640
Junior subordinated debt	5,819	6,985	—	—	6,985
Subordinated debt	18,600	18,746	—	18,746	—

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$30,421	$30,421	$30,421	$—	$—
Investment securities	235,561	235,511	842	201,946	32,723
Equity securities	9,798	9,799	—	9,799	—
Loans, net of allowance	1,250,888	1,249,844	—	—	1,249,844
Derivative financial instruments	516	516	—	516	—

Financial liabilities:
Deposits, noninterest-bearing	$216,599	$216,599	$—	$216,599	$—
Deposits, interest-bearing	1,008,638	977,127	—	—	977,127
FHLB short-term advances and repurchase agreements	148,535	148,535	—	148,535	—
FHLB long-term advances	40,058	39,927	—	—	39,927
Junior subordinated debt	5,792	5,576	—	—	5,576
Subordinated debt	18,600	18,857	—	18,857	—

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. INCOME TAXES
On December 22, 2017, the Tax Act was signed into law. The Tax Act makes broad and complex changes to the U.S. tax code that affected the Company’s income tax rate in 2017, including requiring the revaluation of the Company’s deferred tax assets and liabilities as of December 31, 2017 as a result of the lower corporate tax rates to be realized beginning January 1, 2018. The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21% and establishes new tax laws that will affect 2018.
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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Income tax expense	$966	$877	$2,307	$1,724
Effective tax rate	20.2%	31.3%	27.0%	31.3%
The Company’s current income tax expense for the six months ended June 30, 2018 includes a $0.6 million charge, recorded in the first quarter of 2018, directly related to the revaluation of its deferred tax assets and liabilities as a result of the Tax Act, which is the primary reason the effective tax rate differs from the statutory rate of 21% for 2018.
NOTE 11. COMMITMENTS AND CONTINGENCIES
The Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $54,000 and $32,000 at June 30, 2018 and December 31, 2017, respectively.
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
The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	June 30, 2018	December 31, 2017
Commitments to extend credit
Loan commitments	$228,362	$174,278
Standby letters of credit	6,766	3,832
Additionally, at June 30, 2018, the Company had unfunded commitments of $0.3 million for its investment in Small Business Investment Company qualified funds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

When included in this Quarterly Report on Form 10-Q, or in other documents that Investar Holding Corporation (the “Company,” “we,” “our,” or “us”) files with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and similar expressions or the negative version of those words are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. The Company’s forward-looking statements are based on assumptions and estimates that management believes to be reasonable in light of the information available at the time such statements are made. However, many of the matters addressed by these statements are inherently uncertain and could be affected by many factors beyond management’s control. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•	business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate;

•	our ability to achieve organic loan and deposit growth, and the composition of that growth;

•	our ability to integrate and achieve the anticipated cost savings from our acquisitions;

•	changes (or the lack of changes) in interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing;

•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;

•	our dependence on our management team, and our ability to attract and retain qualified personnel;

•	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers;

•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;

•	the concentration of our business within our geographic areas of operation in Louisiana; and

•	concentration of credit exposure.
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

Through our wholly-owned subsidiary, Investar Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses in our primary areas of operation in South Louisiana: Baton Rouge, New Orleans, Lafayette, Hammond and their surrounding metropolitan areas. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. Our strategy includes organic growth through high quality loans and growth through acquisitions. We currently operate 20 full service branches. We completed acquisitions in 2011, 2013, and 2017 and regularly review acquisition opportunities.
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

ASC 740, Income Taxes, requires a company to record the effects of a tax law change in the period of enactment; however, shortly after the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The Company recorded a revaluation of its deferred tax assets and liabilities based on the information available to management at the time, resulting in a $0.3 million charge to income tax expense in the year ended December 31, 2017 and a $0.6 million charge to income tax in the first quarter of 2018. The Company’s final analysis and remeasurement will be based on a number of factors, including completion of the Company’s 2017 consolidated tax return; however, management does not expect to record any additional remeasurement charges to income tax expense related to the Tax Act.
Acquisitions. On July 1, 2017, the Company completed the acquisition of Citizens Bancshares, Inc. (“Citizens”) and its wholly-owned subsidiary, Citizens Bank, located in Evangeline Parish, Louisiana. The Company acquired 100% of Citizens’ outstanding common shares for an aggregate amount of cash consideration equal to $45.8 million, or approximately $419.20 per share. The acquisition of Citizens expands the Company’s branch footprint in Louisiana and increases the core deposit base to help position the Company to continue to grow. On the date of acquisition, Citizens had total assets with a fair value of $251 million, $129 million in loans, $212 million in deposits, and $36 million in stockholders’ equity, and served the residents of Evangeline Parish through its three branch locations. The Company recorded a core deposit intangible and goodwill of $1.5 million and $9.2 million, respectively, related to the acquisition of Citizens.

On December 1, 2017, the Company completed the acquisition of BOJ Bancshares, Inc. (“BOJ”) and its wholly-owned subsidiary, The Highlands Bank, located in East Feliciana Parish, Louisiana. The Company acquired 100% of BOJ’s outstanding common shares for an aggregate merger consideration consisting of $3.95 million in cash, and an aggregate of 799,559 shares of the Company’s common stock. Like Citizens, the acquisition of BOJ expands the Company’s branch footprint in Louisiana, allowing us to serve more customers in our surrounding market areas. On the date of acquisition, BOJ had total assets with a fair value of $152 million, $102 million in loans, $126 million in deposits, and $16 million in stockholders’ equity, and served the residents of East Baton Rouge and East and West Feliciana Parishes through its five branch locations. The Company recorded a core deposit intangible and goodwill of $1.0 million and $5.5 million, respectively, related to the acquisition of BOJ.

Discussion and Analysis of Financial Condition
For the six months ended June 30, 2018, net income was $6.2 million, or $0.64 per basic and diluted share, compared to net income of $3.8 million, or $0.48 per basic share and $0.47 per diluted share, for the six months ended June 30, 2017. For the six months ended June 30, 2018, our net interest margin was 3.69%, return on average assets was 0.76%, and return on average equity was 7.18%. From December 31, 2017 to June 30, 2018, total loans increased $41.5 million, or 3.3%, and total deposits increased $5.7 million, or 0.5%. At June 30, 2018, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations.
Loans
General. Loans constitute our most significant asset, comprising 76.6% and 77.6% of our total assets at June 30, 2018 and December 31, 2017, respectively. Total loans increased $41.5 million, or 3.3%, to $1.30 billion at June 30, 2018 compared to $1.26 billion at December 31, 2017 as a result of organic growth in our business.
The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands).

	June 30, 2018		December 31, 2017
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Construction and development	$165,395	12.7%	$157,667	12.5%
1-4 Family	280,335	21.6	276,922	22.0
Multifamily	48,838	3.8	51,283	4.1
Farmland	20,144	1.5	23,838	1.9
Commercial real estate
Owner-occupied	287,320	22.1	272,433	21.6
Nonowner-occupied	292,946	22.5	264,931	21.0
Total mortgage loans on real estate	1,094,978	84.2	1,047,074	83.1
Commercial and industrial	145,554	11.2	135,392	10.8
Consumer	59,779	4.6	76,313	6.1
Total loans	$1,300,311	100.0%	$1,258,779	100.0%
At June 30, 2018, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $432.9 million, an increase of $25.1 million, or 6.1%, compared to $407.8 million at December 31, 2017.
Consumer loans totaled $59.8 million at June 30, 2018, a decrease of $16.5 million, or 21.7%, compared to $76.3 million at December 31, 2017. The decrease in consumer loans is attributable to the scheduled paydowns of the consumer loans, most of which relate to our former indirect auto loan business.
The following table sets forth loans outstanding at June 30, 2018, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$138,029	$12,950	$11,912	$2,153	$351	$165,395
1-4 Family	48,482	100,108	38,865	25,939	66,941	280,335
Multifamily	5,923	24,436	16,858	112	1,509	48,838
Farmland	8,051	8,779	1,551	1,763	—	20,144
Commercial real estate
Owner-occupied	34,524	115,822	88,412	31,519	17,043	287,320
Nonowner-occupied	32,870	129,810	114,143	16,123	—	292,946
Total mortgage loans on real estate	267,879	391,905	271,741	77,609	85,844	1,094,978
Commercial and industrial	69,967	44,435	16,415	—	14,737	145,554
Consumer	5,096	49,590	4,564	102	427	59,779
Total loans	$342,942	$485,930	$292,720	$77,711	$101,008	$1,300,311
Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2018 and December 31, 2017, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.
Investment Securities
We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 15.3% of our total assets and totaled $258.9 million at June 30, 2018, an increase of $23.3 million, or 9.9%, from $235.6 million at December 31, 2017. The increase in investment securities at June 30, 2018 compared to December 31, 2017 primarily resulted from purchases of residential and commercial mortgage-backed securities.
The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	June 30, 2018		December 31, 2017
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of U.S. government agencies and corporations	$9,089	3.5%	$8,168	3.5%
Obligations of state and political subdivisions	46,053	17.8	47,098	20.0
Corporate bonds	19,000	7.3	16,210	6.9
Residential mortgage-backed securities	129,423	50.0	115,614	49.0
Commercial mortgage-backed securities	55,321	21.4	47,629	20.2
Equity securities	—	—	842	0.4
Total	$258,886	100.0%	$235,561	100.0%
The investment portfolio consists of AFS and HTM securities. We classify debt securities as HTM if management has the positive intent and ability to hold the securities to maturity. HTM debt securities are stated at amortized cost. Securities not classified as HTM are classified as AFS. The carrying values of the Company’s AFS securities are adjusted for unrealized gains or losses as valuation allowances, and any gains or losses are reported on an after-tax basis as a component of other comprehensive income. Any expected credit loss due to the inability to collect all amounts due according to the security’s contractual terms is recognized as a charge against earnings. Any remaining unrealized loss related to other factors would be recognized in other comprehensive income, net of taxes.
Effective January 1, 2018, per the requirements of ASU 2016-01, the carrying values of the Company’s equity securities historically included in the AFS securities portfolio are included in equity securities on the consolidated balance sheet and are adjusted for unrealized gains or losses with any changes being recognized in net income in the consolidated statement of income.

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at June 30, 2018 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$720	6.02%	$3,245	6.02%	$1,875	6.02%	$5,802	3.73%
Residential mortgage-backed securities	—	—	—	—	—	—	5,657	2.86
Available for sale:
Obligations of U.S. government agencies and corporations	—	—	2,534	1.97	6,241	2.58	510	2.91
Obligations of state and political subdivisions	3,151	1.58	6,219	2.06	6,513	2.71	19,326	3.70
Corporate bonds	706	2.04	3,774	3.59	14,914	3.91	—	—
Residential mortgage-backed securities	—	—	—	—	3,665	2.45	123,156	2.35
Commercial mortgage-backed securities	—	—	1,439	1.93	3,185	2.82	51,984	2.60
	$4,577		$17,211		$36,393		$206,435
The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.
Deposits
The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at June 30, 2018 and December 31, 2017 (dollars in thousands).

	June 30, 2018		December 31, 2017
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$222,570	18.1%	$216,599	17.7%
NOW accounts	231,987	18.8	208,683	17.0
Money market deposit accounts	151,510	12.3	146,140	11.9
Savings accounts	117,649	9.6	117,372	9.6
Time deposits	507,214	41.2	536,443	43.8
Total deposits	$1,230,930	100.0%	$1,225,237	100.0%
Total deposits were $1.2 billion at June 30, 2018, an increase of $5.7 million, or 0.5%, compared to December 31, 2017. Growth in noninterest-bearing demand deposits, NOW accounts, and money market deposit accounts was offset by a $29.2 million decrease in time deposits, mainly non-retail certificates of deposit, or Qwikrate® deposits, which are primarily deposits of other financial institutions. We continue to improve our deposit mix as we focus on relationship banking.

The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at June 30, 2018 and December 31, 2017 (dollars in thousands).

	June 30, 2018		December 31, 2017
	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Time remaining until maturity:
Three months or less	$62,042	$535	$79,662	$2,182
Over three months through six months	32,799	1,188	53,702	1,709
Over six months through twelve months	91,640	1,857	61,371	1,812
Over one year through three years	55,664	4,828	78,270	1,890
Over three years	8,859	623	2,722	487
	$251,004	$9,031	$275,727	$8,080
Borrowings
Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bank (“FNBB”) and The Independent Bankers Bank (“TIB”), junior subordinated debentures assumed through acquisitions, and a secured revolving line of credit with TIB that expired in June 2018. In addition, in connection with its definitive agreement to acquire Citizens, on March 24, 2017, the Company issued and sold $18.6 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes (“Notes”) due March 30, 2027. Beginning on March 30, 2022, the Company may redeem the Notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The Notes bear an interest rate of 6.00% per annum until March 30, 2022, on which date the interest rate will reset quarterly to an annual interest rate equal to the then-current LIBOR plus 394.5 basis points. The Company used the net proceeds of the Notes sale to fund a portion of its acquisition of Citizens, which closed on July 1, 2017.
Securities sold under agreements to repurchase decreased $5.1 million to $16.8 million at June 30, 2018 from $21.9 million at December 31, 2017. Our advances from the FHLB were $237.1 million at June 30, 2018, an increase of $70.4 million, or 42.3%, from FHLB advances of $166.7 million at December 31, 2017. The increase in FHLB advances was used primarily to fund loan growth and investment activity.
We had no outstanding balances drawn on unsecured lines of credit at June 30, 2018 or December 31, 2017. There was no outstanding balance on the secured revolving line of credit with TIB at December 31, 2017. The $5.8 million in junior subordinated debt at June 30, 2018 and December 31, 2017 represents the junior subordinated debentures that we assumed through acquisition. The carrying value of the Notes was $18.2 million at June 30, 2018 and December 31, 2017.
The average balances and cost of funds of short-term borrowings for the six months ended June 30, 2018 and 2017 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Federal funds purchased and other short-term borrowings	$121,444	$92,432	1.67%	1.28%
Securities sold under agreements to repurchase	20,668	37,000	0.79	0.24
Total short-term borrowings	$142,112	$129,432	1.54%	0.99%
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

Results of Operations
Performance Summary
Three months ended June 30, 2018 vs. three months ended June 30, 2017. For the three months ended June 30, 2018, net income was $3.8 million, or $0.39 per basic and diluted share, compared to net income of $1.9 million, or $0.22 per basic and diluted share, for the three months ended June 30, 2017. Return on average assets increased to 0.93% for the three months ended June 30, 2018 compared to 0.64% for the three months ended June 30, 2017. Return on average equity was 8.72% for the three months ended June 30, 2018 compared to 5.15% for the three months ended June 30, 2017. The increase in basic and diluted earnings per share, return on average assets, and return on average equity is primarily attributable to the $1.9 million increase in earnings for the three months ended June 30, 2018. Since the three months ended June 30, 2017, the Company has completed two acquisitions and increased average earning assets by $416.1 million, which greatly contributed to the increase in earnings.
Six months ended June 30, 2018 vs. six months ended June 30, 2017. For the six months ended June 30, 2018, net income was $6.2 million, or $0.64 per basic and diluted share, compared to net income of $3.8 million, or $0.48 per basic share and $0.47 per diluted share, for the six months ended June 30, 2017. Return on average assets increased to 0.76% for the six months ended June 30, 2018 compared to 0.65% for the six months ended June 30, 2017. Return on average equity was 7.18% for the six months ended June 30, 2018 compared to 5.71% for the six months ended June 30, 2017.
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
Three months ended June 30, 2018 vs. three months ended June 30, 2017. Net interest income increased 54.0% to $14.3 million for the three months ended June 30, 2018 compared to $9.3 million for the same period in 2017. This increase is due primarily to the $355.6 million and $63.1 million increases in average loans and average investment securities, respectively, compared to the same period in 2017, resulting in a $6.2 million increase in interest income, discussed in more detail below. Average interest-bearing deposits increased $255.4 million and average short- and long-term borrowings increased $69.5 million for the three months ended June 30, 2018 compared to the same period in 2017, resulting in a $1.2 million increase in interest expense, also discussed in more detail below. The increases in both average interest-earning assets and interest-bearing liabilities are results of both organic growth of the Company and the acquisitions of Citizens and BOJ in 2017.

Interest income was $18.0 million for the three months ended June 30, 2018 compared to $11.8 million for the same period in 2017. Loan interest income made up substantially all of our interest income for the three months ended June 30, 2018 and 2017. An increase in interest income of $4.5 million can be attributed to an increase in the volume of interest-earning assets and an increase of $1.7 million can be attributed to an increase in the yield earned on those assets. The overall yield on interest-earning assets was 4.65% and 4.18% for the three months ended June 30, 2018 and 2017, respectively. The loan portfolio yielded 5.12% for the three months ended June 30, 2018 compared to 4.63% for the three months ended June 30, 2017, while the yield on the investment portfolio was 2.55% for the three months ended June 30, 2018 compared to 2.47% for the three months ended June 30, 2017.
Interest expense was $3.7 million for the three months ended June 30, 2018, an increase of $1.2 million compared to interest expense of $2.5 million for the three months ended June 30, 2017, as a result of an increase of $1.2 million attributed to the volume of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $324.9 million for the three months ended June 30, 2018 compared to the same period in 2017 mainly as a result of a $255.4 million increase in interest-bearing deposits. Average short- and long-term borrowings also increased $69.5 million, attributable to our liquidity needs. The cost of deposits decreased one basis point to 0.97% for the quarter ended June 30, 2018 compared to 0.98% for the quarter ended June 30, 2017 as a result of the decrease in the cost of interest-bearing demand accounts and savings deposits. The cost of interest-bearing liabilities increased nine basis points to 1.19% for the three months ended June 30, 2018 compared to 1.10% for the same period in 2017, due to the increase in the cost of short-term borrowings.
Net interest margin was 3.70% for the three months ended June 30, 2018, an increase of 42 basis points from 3.28% for the three months ended June 30, 2017. The increase in net interest margin was primarily driven by an increase in interest-earning assets and the yields earned on those assets.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended June 30, 2018 and 2017. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended June 30,
	2018			2017
	Average Balance	Interest Income/ Expense (1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,269,894	$16,223	5.12%	$914,265	$10,559	4.63%
Securities:
Taxable	224,263	1,441	2.58	165,689	1,013	2.45
Tax-exempt	33,936	203	2.40	29,375	186	2.54
Interest-earning balances with banks	25,720	142	2.20	28,423	86	1.21
Total interest-earning assets	1,553,813	18,009	4.65	1,137,752	11,844	4.18
Cash and due from banks	16,690			8,213
Intangible assets	20,064			3,217
Other assets	73,312			56,919
Allowance for loan losses	(8,170)			(7,223)
Total assets	$1,655,709			$1,198,878
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$372,824	$641	0.69%	$291,902	$524	0.72%
Savings deposits	121,174	138	0.46	51,474	83	0.65
Time deposits	507,039	1,647	1.30	402,271	1,220	1.22
Total interest-bearing deposits	1,001,037	2,426	0.97	745,647	1,827	0.98
Short-term borrowings	140,595	579	1.65	137,848	350	1.02
Long-term debt	106,063	684	2.59	39,285	365	3.73
Total interest-bearing liabilities	1,247,695	3,689	1.19	922,780	2,542	1.10
Noninterest-bearing deposits	222,404			116,714
Other liabilities	9,809			9,671
Stockholders’ equity	175,801			149,713
Total liabilities and stockholders’ equity	$1,655,709			$1,198,878
Net interest income/net interest margin		$14,320	3.70%		$9,302	3.28%

(1)
Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the three months ended June 30, 2018 compared to the same period in 2017 (dollars in thousands).

	Three months ended June 30, 2018 vs. three months ended June 30, 2017
	Volume	Rate	Net(1)
Interest income:
Loans	$4,107	$1,557	$5,664
Securities:
Taxable	358	70	428
Tax-exempt	29	(12)	17
Interest-earning balances with banks	(8)	64	56
Total interest-earning assets	4,486	1,679	6,165
Interest expense:
Interest-bearing demand deposits	145	(28)	117
Savings deposits	112	(57)	55
Time deposits	318	109	427
Short-term borrowings	7	222	229
Long-term debt	621	(302)	319
Total interest-bearing liabilities	1,203	(56)	1,147
Change in net interest income	$3,283	$1,735	$5,018

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
Six months ended June 30, 2018 vs. six months ended June 30, 2017. Net interest income increased 55.1% to $28.2 million for the six months ended June 30, 2018 compared to $18.2 million for the same period in 2017. This increase is due primarily to the $362.0 million and $61.9 million increases in average loans and average investment securities, respectively, compared to the same period in 2017, resulting in a $12.3 million increase in interest income, discussed in more detail below. Average interest-bearing deposits increased approximately $240.0 million and average short- and long-term borrowings increased $76.8 million for the six months ended June 30, 2018 compared to the same period in 2017, resulting in a $2.2 million increase in interest expense, also discussed in more detail below. The increases in both average interest-earning assets and interest-bearing liabilities are results of both organic growth of the Company and the acquisitions of Citizens and BOJ in 2017.

Interest income was $35.2 million for the six months ended June 30, 2018 compared to $22.9 million for the same period in 2017. Loan interest income made up substantially all of our interest income for the six months ended June 30, 2018 and 2017. An increase in interest income of $9.0 million can be attributed to an increase in the volume of interest-earning assets and an increase of $3.3 million can be attributed to an increase in the yield earned on those assets. The overall yield on interest-earning assets was 4.61% and 4.14% for the six months ended June 30, 2018 and 2017, respectively. The loan portfolio yielded 5.08% for the six months ended June 30, 2018 compared to 4.59% for the six months ended June 30, 2017, while the yield on the investment portfolio was 2.50% for the six months ended June 30, 2018 compared to 2.39% for the six months ended June 30, 2017.
Interest expense was $7.0 million for the six months ended June 30, 2018, an increase of $2.2 million compared to interest expense of $4.8 million for the six months ended June 30, 2017, as a result of an increase of $2.1 million attributed to volume and $0.1 million attributed to the increase in the rate of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $316.8 million for the six months ended June 30, 2018 compared to the same period in 2017 mainly as a result of a $240.0 million increase in interest-bearing deposits. Average short- and long-term borrowings also increased $76.8 million, attributable to our liquidity needs. The cost of deposits decreased three basis points to 0.94% for the year ended June 30, 2018 compared to 0.97% for the year ended June 30, 2017 as a result of the decrease in the cost of interest-bearing demand accounts and savings deposits. The cost of interest-bearing liabilities increased 10 basis points to 1.14% for the six months ended June 30, 2018 compared to 1.04% for the same period in 2017, due to the increase in the cost of short-term borrowings.
Net interest margin was 3.69% for the six months ended June 30, 2018, an increase of 41 basis points from 3.28% for the six months ended June 30, 2017. The increase in net interest margin was primarily driven by an increase in interest-earning assets and the yields earned on those assets.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the six months ended June 30, 2018 and 2017. Averages presented in the table below are daily averages (dollars in thousands).

	Six months ended June 30,
	2018			2017
	Average Balance	Interest Income/ Expense (1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,265,495	$31,849	5.08%	$903,466	$20,563	4.59%
Securities:
Taxable	215,541	2,694	2.52	157,957	1,852	2.36
Tax-exempt	34,310	409	2.41	29,955	376	2.53
Interest-earning balances with banks	25,118	235	1.88	26,517	146	1.12
Total interest-earning assets	1,540,464	35,187	4.61	1,117,895	22,937	4.14
Cash and due from banks	16,837			8,379
Intangible assets	19,973			3,222
Other assets	73,374			56,058
Allowance for loan losses	(8,082)			(7,174)
Total assets	$1,642,566			$1,178,380
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$366,896	$1,220	0.67%	$291,878	$1,011	0.70%
Savings deposits	121,018	276	0.46	52,350	169	0.65
Time deposits	513,927	3,183	1.25	417,635	2,500	1.21
Total interest-bearing deposits	1,001,841	4,679	0.94	761,863	3,680	0.97
Short-term borrowings	142,112	1,086	1.54	129,432	633	0.99
Long-term debt	94,417	1,244	2.66	30,280	462	3.08
Total interest-bearing liabilities	1,238,370	7,009	1.14	921,575	4,775	1.04
Noninterest-bearing deposits	219,631			113,579
Other liabilities	9,924			9,532
Stockholders’ equity	174,641			133,694
Total liabilities and stockholders’ equity	$1,642,566			$1,178,380
Net interest income/net interest margin		$28,178	3.69%		$18,162	3.28%

(1)
Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the six months ended June 30, 2018 compared to the same period in 2017 (dollars in thousands).

	Six months ended June 30, 2018 vs. six months ended June 30, 2017
	Volume	Rate	Net(1)
Interest income:
Loans	$8,240	$3,046	$11,286
Securities:
Taxable	675	167	842
Tax-exempt	55	(22)	33
Interest-earning balances with banks	(8)	97	89
Total interest-earning assets	8,962	3,288	12,250
Interest expense:
Interest-bearing demand deposits	260	(51)	209
Savings deposits	222	(115)	107
Time deposits	576	107	683
Short-term borrowings	62	391	453
Long-term debt	978	(196)	782
Total interest-bearing liabilities	2,098	136	2,234
Change in net interest income	$6,864	$3,152	$10,016

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
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
Three months ended June 30, 2018 vs. three months ended June 30, 2017. Total noninterest income increased $0.4 million, or 48.9%, to $1.2 million for the three months ended June 30, 2018 compared to $0.8 million for the three months ended June 30, 2017. The increase in noninterest income is mainly attributable to the $0.2 million and $0.4 million increases in service charges on deposit accounts and other operating income, respectively, partially offset by decreases in servicing fees and fee income on serviced loans and gain on sale of investment securities. The increase in the service charges on deposit accounts is attributable to the increase in deposit accounts as a result of the Citizens and BOJ acquisitions. Other operating income includes, among other things, interchange fees, various operations fees, and income recognized on certain equity method investments.
Servicing fees and fee income on serviced loans, which are fees collected for servicing loans which have been sold and are held in our servicing portfolio, decreased $0.1 million, or 33.1%, to $0.3 million for the three months ended June 30, 2018 compared to $0.4 million for the same period in 2017. The Bank’s servicing portfolio primarily consists of indirect auto loans. As this portfolio of loans ages, and consequently decreases in principal value, the servicing fees and fee income on serviced loans earned will continue to decrease.
Six months ended June 30, 2018 vs. six months ended June 30, 2017. Total noninterest income increased $0.6 million, or 34.3%, to $2.3 million for the six months ended June 30, 2018 compared to $1.7 million for the six months ended June 30, 2017. The increase in noninterest income is mainly attributable to the $0.5 million increases in service charges on deposit accounts and other operating income partially offset by a $0.2 million and $0.3 million decrease in gain on sale of investment securities and servicing fees and fee income on serviced loans, respectively. The increase in the service charges on deposit accounts is attributable to the increase in deposit accounts as a result of the Citizens and BOJ acquisitions.

Servicing fees and fee income on serviced loans, which are fees collected for servicing loans which have been sold and are held in our servicing portfolio, decreased $0.3 million, or 32.5%, to $0.5 million for the six months ended June 30, 2018 compared to $0.8 million for the same period in 2017. The Bank’s servicing portfolio primarily consists of indirect auto loans. As this portfolio of loans ages, and consequently decreases in principal value, the servicing fees and fee income on serviced loans earned will continue to decrease.
Noninterest Expense
Three months ended June 30, 2018 vs. three months ended June 30, 2017. Total noninterest expense was $10.2 million for the three months ended June 30, 2018, an increase of $3.2 million, or 46.7%, compared to the same period in 2017. The increase is mainly attributable to a $2.4 million increase in salaries and employee benefits and a $0.5 million increase in other operating expenses. The increase in salaries and employee benefits is mainly attributable to the additional employees acquired through the Citizens and BOJ acquisitions, as well as additional lenders and related support staff hired in 2018. Other operating expenses includes, among other things, office supplies, telephone expense, FDIC assessments and bank shares tax, increases in which resulted from growth through acquisition.
Six months ended June 30, 2018 vs. six months ended June 30, 2017. Total noninterest expense was $20.7 million for the six months ended June 30, 2018, an increase of $7.1 million, or 52.2%, compared to the same period in 2017. The increase is mainly attributable to a $4.5 million increase in salaries and employee benefits, a $0.9 million increase in acquisition expenses, and a $0.7 million increase in other operating expenses. The increase in salaries and employee benefits compared to the six months ended June 30, 2017 is mainly attributable to the additional employees discussed above. The increase in acquisition expenses compared to the six months ended June 30, 2017 is directly related to the acquisition of BOJ, which was completed on December 1, 2017. Other operating expenses include, among other things, office supplies, telephone expense, FDIC assessments and bank shares tax, increases in which resulted from growth through acquisition.
Income Tax Expense
Income tax expense for the three months ended June 30, 2018 was $1.0 million, an increase of $0.1 million, compared to the three months ended June 30, 2017. The effective tax rate for the three months ended June 30, 2018 and 2017 was 20.2% and 31.3%, respectively. The decrease in the effective tax rate is mainly a result of the Tax Act.
Income tax expense for the six months ended June 30, 2018 was $2.3 million, an increase of $0.6 million, compared to the six months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2018 and 2017 was 27.0% and 31.3%, respectively. Income tax expense for the six months ended June 30, 2018 includes a charge of $0.6 million as a result of the revaluation of the Company’s deferred tax assets and liabilities required following the enactment of the Tax Act. The Company’s final analysis and write-down will be based on a number of factors, included completion of the Company’s 2017 consolidated tax return. Management expects the Company’s effective tax rate to approximate 20% for the remainder of 2018, mainly as a result of the Tax Act.
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

At June 30, 2018 and December 31, 2017, there were no loans classified as doubtful or loss. At June 30, 2018 and December 31, 2017, there were $4.5 million and $5.7 million, respectively, of loans classified as substandard, and $0.3 million and $3.1 million, respectively, of loans classified as special mention.
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
If our collection efforts are unsuccessful, collateral securing loans may be repossessed and sold or, for loans secured by real estate, foreclosure proceedings initiated. The collateral is generally sold at public auction for fair market value, with fees associated with the foreclosure being deducted from the sales price. The purchase price is applied to the outstanding loan balance. If the loan balance is greater than the sales proceeds, the deficient balance is charged-off.
Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by type. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $8.5 million at June 30, 2018, an increase from $7.9 million at December 31, 2017, as we increased our loan loss provisioning to reflect our nonperforming loans and organic loan growth.

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
Impaired loans at June 30, 2018, which include all TDRs and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses, were $3.3 million compared to $3.0 million at December 31, 2017. At June 30, 2018 and December 31, 2017, $0.3 million of the allowance for loan losses was specifically allocated to impaired loans.
The provision for loan losses is a charge to expense in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the three months ended June 30, 2018 and 2017, the provision for loan losses was $0.6 million and $0.4 million, respectively. For the six months ended June 30, 2018 and 2017, the provision for loan losses was $1.2 million and $0.7 million, respectively.
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
The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	June 30, 2018	December 31, 2017
Construction and development	$1,018	$945
1-4 Family	1,339	1,287
Multifamily	319	332
Farmland	66	60
Commercial real estate	3,817	3,599
Total mortgage loans on real estate	6,559	6,223
Commercial and industrial	1,048	693
Consumer	844	975
Total	$8,451	$7,891
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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Allowance at beginning of period	$8,130	$7,243	$7,891	$7,051
Provision for loan losses	567	375	1,192	725
Charge-offs:
Mortgage loans on real estate:
Construction and development	(16)	—	(16)	—
1-4 Family	(28)	—	(35)	—
Commercial and industrial	(141)	(193)	(451)	(193)
Consumer	(106)	(121)	(235)	(287)
Total charge-offs	(291)	(314)	(737)	(480)
Recoveries
Mortgage loans on real estate:
Construction and development	2	11	8	14
1-4 Family	3	1	6	2
Commercial and industrial	8	—	41	—
Consumer	32	4	50	8
Total recoveries	45	16	105	24
Net charge-offs	(246)	(298)	(632)	(456)
Balance at end of period	$8,451	$7,320	$8,451	$7,320
Net charge-offs to:
Loans - average	0.02%	0.03%	0.05%	0.05%
Allowance for loan losses	2.91%	4.07%	7.48%	6.23%
Allowance for loan losses to:
Total loans	0.65%	0.78%	0.65%	0.78%
Nonperforming loans	199.04%	627.63%	199.04%	627.63%
The allowance for loan losses to total loans ratio decreased to 0.65% at June 30, 2018 compared to 0.78% at June 30, 2017. The allowance for loan losses to nonperforming loans ratio decreased to 199.04% at June 30, 2018 compared to 627.63% at June 30, 2017. The decrease in the allowance for loan losses to total loans and nonperforming loans ratios is primarily attributable to the loans acquired in 2017. As a result of the acquisitions of Citizens and BOJ, the Company is holding acquired loans that are carried net of a fair value adjustment for credit and interest marks and are only included in the allowance calculation to the extent that the reserve requirement exceeds the remaining fair value adjustment. Acquired loan balances are included in total loans and nonperforming loans, but had no additional reserve requirements at June 30, 2018.
The decrease in the allowance for loan losses to nonperforming loans ratio at June 30, 2018 is due to a $3.1 million increase in nonperforming loans compared to June 30, 2017. The increase in nonperforming loans compared to June 30, 2017 is mainly attributable to the $2.6 million of acquired nonperforming loans at June 30, 2018.
Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs, which include recoveries of amounts previously charged off, for the three and six months ended June 30, 2018 were $0.2 million and $0.6 million, respectively, equal to 0.02% and 0.05%, respectively, of the average loan balance for the period. Net charge-offs for the three and six months ended June 30, 2017 were $0.3 million and $0.5 million, respectively, equal to 0.03% and 0.05%, respectively, of the average loan balance for the period.

Management believes the allowance for loan losses at June 30, 2018 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

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
There were seventeen loans classified as TDRs at June 30, 2018 that totaled approximately $1.7 million, compared to eighteen loans totaling $1.6 million at December 31, 2017. At June 30, 2018, nine restructured loans were considered TDRs due to a modification of terms through adjustments to maturity, seven restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to modification of terms through principal payment forbearance for a specified period of time. At June 30, 2018 and December 31, 2017, all restructured loans were performing under their modified terms. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.
The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans for which information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	June 30, 2018	December 31, 2017
Nonaccrual loans	$4,141	$3,547
Accruing loans past due 90 days or more	115	134
Total nonperforming loans	4,256	3,681
TDRs	1,670	1,621
Total nonperforming and TDRs	$5,926	$5,302
Interest income recognized on nonperforming and TDRs	$64	$185
Interest income foregone on nonperforming and TDRs	$177	$104
Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 0.33% and 0.29% of total loans at June 30, 2018 and December 31, 2017, respectively.
Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. Other real estate owned with a cost basis of $42,000 was sold during the three and six months ended June 30, 2018, respectively, resulting in a net loss of $4,000 for the respective periods. Other real estate owned with a cost basis of $32,000 and $52,000 was sold during the three and six months ended June 30, 2017, respectively, resulting in a net loss of $10,000 and $5,000 for the respective periods.

The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	June 30, 2018	December 31, 2017
Construction and development	$183	$183
1-4 Family	—	42
Farmland	205	—
Commercial real estate	3,837	3,612
Total other real estate owned	$4,225	$3,837
Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Six months ended June 30,
	2018	2017
Balance, beginning of period	$3,837	$4,065
Additions	225	—
Transfers from acquired loans	205	—
Sales of other real estate owned	(42)	(52)
Write-downs	—	(183)
Balance, end of period	$4,225	$3,830
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
Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At June 30, 2018, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of June 30, 2018
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+300	(3.5)%
+200	(2.2)%
+100	(1.0)%
-100	3.8%
-200	2.6%
-300	0.7%

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
Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At June 30, 2018 and December 31, 2017, 68% and 66% of our total assets, respectively, were funded by core deposits.
Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At June 30, 2018, securities with a carrying value of $86.7 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $90.8 million in pledged securities at December 31, 2017.
Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2018, the balance of our outstanding advances with the FHLB was $237.1 million, an increase from $166.7 million at December 31, 2017. The total amount of the remaining credit available to us from the FHLB at June 30, 2018 was $432.1 million. Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $16.8 million of repurchase agreements outstanding at June 30, 2018, compared to $21.9 million of repurchase agreements outstanding at December 31, 2017. We maintain unsecured lines of credit with other commercial banks totaling $55.0 million. The lines of credit mature at various times within the next year. We had no outstanding balances on our unsecured lines of credit at June 30, 2018 and December 31, 2017.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. We do not hold any brokered deposits, as defined for federal regulatory purposes, although we do hold QwikRate® deposits, included in our time deposit balances, which we obtain through a qualified network to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At June 30, 2018, we held $58.4 million of QwikRate® deposits, a decrease compared to $70.5 million at December 31, 2017.
The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three and six month periods ended June 30, 2018 and 2017.

	Percentage of Total				Cost of Funds
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Noninterest-bearing demand deposits	15%	11%	15%	11%	—%	—%	—%	—%
Interest-bearing demand deposits	25	28	25	28	0.69	0.72	0.67	0.70
Savings accounts	8	5	8	5	0.46	0.65	0.46	0.65
Time deposits	35	39	35	40	1.30	1.22	1.25	1.21
Short-term borrowings	10	13	10	13	1.65	1.02	1.54	0.99
Long-term borrowed funds	7	4	7	3	2.59	3.73	2.66	3.08
Total deposits and borrowed funds	100%	100%	100%	100%	1.01%	0.98%	0.97%	0.93%
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

The Company and the Bank each were in compliance with all regulatory capital requirements at June 30, 2018 and December 31, 2017. The Bank also was considered “well-capitalized” under the FDIC’s prompt corrective action regulations as of these dates. The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
June 30, 2018
Investar Holding Corporation:
Tier 1 leverage capital	$167,553	10.22%	$—	—%
Common equity tier 1 capital	161,053	11.64	—	—
Tier 1 capital	167,553	12.11	—	—
Total capital	194,249	14.04	—	—
Investar Bank:
Tier 1 leverage capital	182,487	11.14	81,896	5.00
Common equity tier 1 capital	182,487	13.21	89,800	6.50
Tier 1 capital	182,487	13.21	110,523	8.00
Total capital	190,992	13.82	138,154	10.00

December 31, 2017
Investar Holding Corporation:
Tier 1 leverage capital	$161,438	10.66%	$—	—%
Common equity tier 1 capital	154,938	11.75	—	—
Tier 1 capital	161,438	12.24	—	—
Total capital	187,530	14.22	—	—
Investar Bank:
Tier 1 leverage capital	175,943	11.63	75,668	5.00
Common equity tier 1 capital	175,943	13.35	85,647	6.50
Tier 1 capital	175,943	13.35	105,411	8.00
Total capital	183,867	13.95	131,764	10.00
Off-Balance Sheet Transactions
The Company currently holds interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 2.1 years. The total notional amount of the derivative contracts is $50.0 million.
The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $54,000 and $32,000 at June 30, 2018 and December 31, 2017, respectively.

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

	June 30, 2018	December 31, 2017
Commitments to extend credit:
Loan commitments	$228,362	$174,278
Standby letters of credit	6,766	3,832
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.
Additionally, at June 30, 2018, the Company had unfunded commitments of $0.3 million for its investment in Small Business Investment Company qualified funds.
For the three months ended June 30, 2018 and for the year ended December 31, 2017, except as disclosed herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.
Contractual Obligations
The following table presents, at June 30, 2018, contractual obligations to third parties by payment date (dollars in thousands).

	Payments Due In:
	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$723,716	$—	$—	$—	$723,716
Time Deposits(1) (2)	358,804	133,431	15,369	—	507,604
Securities sold under agreements to repurchase(1)	16,752	—	—	—	16,752
Federal Home Loan Bank advances(2)	214,000	23,100	—	—	237,100
Subordinated debt(2)	—	—	—	18,600	18,600
Junior subordinated debt(2)	—	—	—	6,702	6,702
Total contractual obligations	$1,313,272	$156,531	$15,369	$25,302	$1,510,474

(1)	Excludes interest.

(2)	Excludes unamortized premiums and discounts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk as of December 31, 2017 are set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2018 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” There have been no material changes in the Company’s market risk since December 31, 2017. Please refer to the information in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management” in this report for additional information about the Company’s market risk for the six months ended June 30, 2018.
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
Issuer Purchases of Equity Securities
The table below provides the information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended June 30, 2018.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
April 1, 2018 to April 30, 2018	1,473	$25.85	—	190,791
May 1, 2018 to May 31, 2018	32	25.65	—	190,791
June 1, 2018 to June 30, 2018	59	28.08	—	190,791
	1,564	$25.93	—	190,791

(1)	Includes 1,564 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated August 4, 2017, by and among Investar Holding Corporation, BOJ Bancshares, Inc. and Investar Interim Corporation (1)

2.2	Agreement and Plan of Reorganization, dated March 8, 2017, by and among Investar Holding Corporation, Citizens Bancshares, Inc. and Investar Acquisition Company (2)

3.1	Restated Articles of Incorporation of Investar Holding Corporation (3)

3.2	Amended and Restated By-laws of Investar Holding Corporation (4)

4.1	Specimen Common Stock Certificate (5)

4.2	Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee (6)

4.3	Supplemental Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee (7)

10.1	Form of Voting Agreement, dated August 4, 2017, among Investar Holding Corporation, BOJ Bancshares, Inc. and the shareholders party thereto (8)

10.2	Form of Non-Competition and Confidentiality Agreements, dated August 4, 2017, between Investar Holding Corporation and all of the directors of BOJ Bancshares, Inc. (9)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as Annex A to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.

(2)	Filed as exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2017 and incorporated herein by reference.

(3)	Filed as exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

(4)	Filed as exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.

(5)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

(6)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(7)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(8)	Filed as Exhibit B to Annex A to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.

(9)	Filed as Exhibit C to Annex A to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.

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

INVESTAR HOLDING CORPORATION

Date: August 9, 2018	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	/s/ Christopher L. Hufft
Christopher L. Hufft
Chief Financial Officer
(Principal Financial Officer)