Form 10-Q
period 2018-09-30
Investar Holding Corp
filed 2018-11-09
CIK 1602658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________________________

FORM 10-Q
_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 9,546,003 shares outstanding as of November 7, 2018.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INVESTAR HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and due from banks	$21,151	$19,619
Interest-bearing balances due from other banks	3,352	10,802
Federal funds sold	285	—
Cash and cash equivalents	24,788	30,421

Available for sale securities at fair value (amortized cost of $238,443 and $220,077, respectively)	230,747	217,564
Held to maturity securities at amortized cost (estimated fair value of $16,691 and $17,947, respectively)	17,030	17,997
Loans, net of allowance for loan losses of $9,021 and $7,891, respectively	1,349,391	1,250,888
Equity securities	12,671	9,798
Bank premises and equipment, net of accumulated depreciation of $9,332 and $7,825, respectively	39,831	37,540
Other real estate owned, net	4,227	3,837
Accrued interest receivable	5,073	4,688
Deferred tax asset	1,768	1,294
Goodwill and other intangible assets, net	19,902	19,926
Bank owned life insurance	23,702	23,231
Other assets	6,185	5,550
Total assets	$1,735,315	$1,622,734

LIABILITIES
Deposits:
Noninterest-bearing	$214,190	$216,599
Interest-bearing	1,081,431	1,008,638
Total deposits	1,295,621	1,225,237
Advances from Federal Home Loan Bank	208,083	166,658
Repurchase agreements	17,931	21,935
Subordinated debt, net of unamortized issuance costs	18,203	18,168
Junior subordinated debt	5,832	5,792
Accrued taxes and other liabilities	11,238	12,215
Total liabilities	1,556,908	1,450,005

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 9,545,701 and 9,514,926 shares issued and outstanding, respectively	9,546	9,515
Surplus	131,333	131,582
Retained earnings	42,868	33,203
Accumulated other comprehensive loss	(5,340)	(1,571)
Total stockholders’ equity	178,407	172,729
Total liabilities and stockholders’ equity	$1,735,315	$1,622,734
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$16,905	$12,893	$48,754	$33,456
Interest on investment securities	1,710	1,399	4,813	3,627
Other interest income	162	150	397	296
Total interest income	18,777	14,442	53,964	37,379

INTEREST EXPENSE
Interest on deposits	2,994	2,137	7,673	5,817
Interest on borrowings	1,398	767	3,728	1,862
Total interest expense	4,392	2,904	11,401	7,679
Net interest income	14,385	11,538	42,563	29,700

Provision for loan losses	785	420	1,977	1,145
Net interest income after provision for loan losses	13,600	11,118	40,586	28,555

NONINTEREST INCOME
Service charges on deposit accounts	368	281	1,054	474
Gain on sale of investment securities, net	15	27	37	242
Gain on sale of fixed assets, net	9	160	98	184
(Loss) gain on sale of other real estate owned, net	—	37	(4)	32
Servicing fees and fee income on serviced loans	232	352	773	1,153
Other operating income	593	310	1,524	768
Total noninterest income	1,217	1,167	3,482	2,853
Income before noninterest expense	14,817	12,285	44,068	31,408

NONINTEREST EXPENSE
Depreciation and amortization	644	542	1,871	1,309
Salaries and employee benefits	6,646	5,136	19,189	13,195
Occupancy	337	317	1,052	826
Data processing	493	446	1,600	1,169
Marketing	71	124	153	271
Professional fees	281	263	764	726
Acquisition expense	—	824	1,104	1,049
Other operating expenses	1,782	1,470	5,243	4,189
Total noninterest expense	10,254	9,122	30,976	22,734
Income before income tax expense	4,563	3,163	13,092	8,674
Income tax expense	516	1,032	2,823	2,756
Net income	$4,047	$2,131	$10,269	$5,918

EARNINGS PER SHARE
Basic earnings per share	$0.42	$0.24	$1.06	$0.72
Diluted earnings per share	0.41	0.24	1.05	0.71
Cash dividends declared per common share	0.05	0.03	0.12	0.07
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$4,047	$2,131	$10,269	$5,918
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized (loss) gain, available for sale, net of tax (benefit) expense of ($410), $51, ($1,081) and $711, respectively	(1,542)	95	(4,065)	1,320
Reclassification of realized gain, net of tax expense of $3, $10, $7 and $85, respectively	(12)	(18)	(29)	(157)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0 for all respective periods	—	—	(1)	(1)

Fair value of derivative financial instruments:
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax (benefit) expense of ($3), $20, $87 and $62, respectively	(11)	37	326	114
Total other comprehensive (loss) income	(1,565)	114	(3,769)	1,276
Total comprehensive income	$2,482	$2,245	$6,500	$7,194
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2016	$7,102	$81,499	$26,227	$(2,071)	$112,757
Common stock issued in offering, net of direct costs of $1,991	1,624	30,885	—	—	32,509
Surrendered shares	(8)	(158)	—	—	(166)
Shares repurchased	(12)	(252)			(264)
Options and warrants exercised	67	822	—	—	889
Dividends declared, $0.07 per share	—	—	(637)	—	(637)
Stock-based compensation and other activity	(68)	655	—	—	587
Net tax effect of stock-based compensation	—	7	—	—	7
Net income	—	—	5,918	—	5,918
Other comprehensive income, net	—	—	—	1,276	1,276
Balance, September 30, 2017	$8,705	$113,458	$31,508	$(795)	$152,876

Balance, December 31, 2017	$9,515	$131,582	$33,203	$(1,571)	$172,729
Surrendered shares	(9)	(212)	—	—	(221)
Options and warrants exercised	77	960	—	—	1,037
Dividends declared, $0.12 per share	—	—	(1,156)	—	(1,156)
Stock-based compensation	34	765	—	—	799
Reclassification of tax effects of the Tax Cuts and Jobs Act(1)	—	—	557	—	557
Shares repurchased	(71)	(1,762)	—	—	(1,833)
Net income	—	—	10,269	—	10,269
Other comprehensive loss, net	—	—	—	(3,769)	(3,769)
Impact of adoption of new accounting standards(2)	—	—	(5)	—	(5)
Balance, September 30, 2018	$9,546	$131,333	$42,868	$(5,340)	$178,407

(1)
The Tax Cuts and Jobs Act, enacted on December 22, 2017, required the revaluation of the Company’s deferred tax assets and liabilities as of December 31, 2017 as a result of the lower corporate tax rates to be realized beginning January 1, 2018. The $0.6 million adjustment to retained earnings for the period ended September 30, 2018 represents a reclassification of the tax effects of the Tax Cuts and Jobs Act.

(2)	Represents the impact of adopting Accounting Standards Update (“ASU”) No. 2016-01. See Note 1 to the consolidated financial statements for more information.
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2018	2017
Net income	$10,269	$5,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,871	1,309
Provision for loan losses	1,977	1,145
Amortization of purchase accounting adjustments	(1,854)	(234)
Provision for other real estate owned	—	183
Net amortization of securities	449	834
Gain on sale of investment securities, net	(37)	(242)
Gain on sale of fixed assets, net	(98)	(184)
Loss (gain) on sale of other real estate owned, net	4	(32)
FHLB stock dividend	(162)	(65)
Stock-based compensation	799	587
Deferred taxes	820	(210)
Net change in value of bank owned life insurance	(471)	(154)
Amortization of subordinated debt issuance costs	35	23
Unrealized gain on equity securities	(22)	—
Net change in:
Accrued interest receivable	(385)	(276)
Other assets	290	(195)
Accrued taxes and other liabilities	(1,335)	(1,045)
Net cash provided by operating activities	12,150	7,362

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	7,021	82,537
Purchases of securities available for sale	(48,886)	(95,614)
Proceeds from maturities, prepayments and calls of investment securities available for sale	22,254	19,702
Proceeds from maturities, prepayments and calls of investment securities held to maturity	930	741
Proceeds from redemption or sale of equity securities	1,047	1,307
Purchase of equity securities	(2,870)	(3,624)
Net increase in loans	(99,225)	(88,313)
Proceeds from sales of other real estate owned	37	513
Proceeds from the sales of fixed assets	19	601
Purchases of other real estate owned	(227)	—
Purchases of fixed assets	(3,878)	(1,214)
Purchase of other investments	(119)	(624)
Distributions from investments	31	12
Cash paid for Citizens, net of cash acquired	—	(1,235)
Net cash used in investing activities	(123,866)	(85,211)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net increase (decrease) in customer deposits	70,515	(18,603)
Net decrease in repurchase agreements	(4,004)	(14,195)
Net increase in short-term FHLB advances	22,500	38,500
Proceeds from long-term FHLB advances	75,000	45,000
Repayment of long-term FHLB advances	(56,100)	(3,603)
Cash dividends paid on common stock	(1,032)	(457)
Proceeds from public offering of common stock, net of issuance costs	—	32,509
Proceeds from stock options and warrants exercised	1,037	889
Payments to repurchase common stock	(1,833)	(264)
Proceeds from other borrowings	—	78
Repayment of other borrowings	—	(1,078)
Proceeds from subordinated debt, net of issuance costs	—	18,133
Net cash provided by financing activities	106,083	96,909

Net change in cash and cash equivalents	(5,633)	19,060
Cash and cash equivalents, beginning of period	30,421	29,448
Cash and cash equivalents, end of period	$24,788	$48,508
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2017, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018.
Nature of Operations
Investar Holding Corporation, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank (the “Bank”), a Louisiana-chartered bank. The Company’s primary market is South Louisiana. At September 30, 2018, the Company operated 20 full service banking offices located throughout its market and had 253 employees.
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
In the ordinary course of business, the Bank enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At September 30, 2018 and December 31, 2017 the reserve for unfunded loan commitments was $101,000 and $32,000, respectively.
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
For the nine months ended September 30, 2018 and 2017, expected future cash flows from ASRs approximated adequate compensation for such activities. Accordingly, the Company has not recorded an asset or liability. There were no loan sales during the nine months ended September 30, 2018 or 2017.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FASB ASC Topic 825 “Financial Instruments – Overall” Update No. 2016-01 (“ASU 2016-01”). ASU 2016-01 makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. The ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in accumulated other comprehensive income (AOCI). ASU 2016-01 became effective for the Company on January 1, 2018. The adoption of the guidance resulted in an insignificant cumulative-effect adjustment that decreased retained earnings, with offsetting related adjustments to deferred taxes and AOCI. The adoption of this ASU also resulted in equity securities previously classified as AFS securities to be classified as equity securities at fair value in the Company’s September 30, 2018 Consolidated Balance Sheet. ASU 2016-01 also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculation used to determine the disclosed fair value of our loans held for investment portfolio as part of adopting this standard. The refined calculation did not have a significant impact on our fair value disclosures. See Note 9. Fair Values of Financial Instruments.
As a result of the adoption of ASU 2016-01, $1.4 million of equity securities was reclassified from AFS securities to equity securities in the first quarter of 2018. At September 30, 2018, equity securities include $0.6 million of exchange-traded equity securities that are measured at fair value with changes in fair value recognized in net income. The remaining balance of equity securities at September 30, 2018 consists of stock in correspondent banks and is measured at cost, adjusted for any observable market transactions less any impairment. ASU 2016-01 also requires that other investments previously accounted for using the cost method be measured at fair value with changes in fair value recognized in net income. These investments, which had a $1.4 million balance at September 30, 2018, are included in other assets in the consolidated balance sheet and represent investments in small business investment companies without readily determinable fair values. These investments are measured at fair value using the net asset value of the investment and any changes in fair value are recognized in net income.
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
Recent Accounting Pronouncements
FASB ASC Topic 250 “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 250-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” Update No. 2018-15. In August 2018, the FASB issued ASU 2018-15. This ASU requires an entity in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs should be presented in the same line item on the balance sheet as amounts prepaid for the hosted service, if any (generally as an “other asset”). The capitalized costs will be amortized over the term of the hosting arrangement, with the amortization expense being presented in the same income statement line item as the fees paid for the hosted service. ASU 2018-15 is effective for the Company on January 1, 2020. Early adoption is permitted, including adoption in any interim period. The adoption of ASU 2018-15 is not expected to have a material impact on the Company’s consolidated financial statements.
FASB ASC Topic 820 “Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” Update No. 2018-13. In August 2018, the FASB issued ASU 2018-13, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 removes the disclosure requirement detailing the amount of and reasons for transfers between Level 1 and Level 2 and the valuation processes for Level 3 fair value measurements will be removed. In addition, this ASU modifies the disclosure requirement for investments in certain entities that calculate net asset value. Lastly, ASU 2018-13 adds a disclosure requirement for changes in unrealized gains and

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. ASU 2018-13 is effective for the Company on January 1, 2020. Early adoption is permitted upon the issuance of ASU 2018-13. The removed and modified disclosures will be adopted on a retrospective basis, and the new disclosures will be adopted on a prospective basis. The adoption of ASU 2018-13 is not expected to have a material impact on the Company’s consolidated financial statements.
FASB ASC Topic 718 “Compensation - Stock Compensation: Improvements to Nonemployees Share-Based Payment Accounting” Update No. 2018-07. In June 2018, the FASB issued ASU 2018-07, which expands the scope of Topic 718 (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. As this ASU becomes effective, the accounting for share-based payments for nonemployees and employees will be substantially the same. The ASU supersedes Subtopic 505-50, “Equity – Equity-Based Payments to Non-Employees”. ASU 2018-07 is effective for the Company on January 1, 2019. The adoption of ASU 2018-07 is not expected to have a material impact on the Company’s consolidated financial statements.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. BUSINESS COMBINATIONS

Citizens Bancshares, Inc.

On July 1, 2017, the Company completed the acquisition of Citizens Bancshares, Inc. (“Citizens”) and its wholly-owned subsidiary, Citizens Bank, located in Evangeline Parish, Louisiana. The Company acquired 100% of Citizens’ outstanding common shares for an aggregate amount of cash consideration equal to $45.8 million, or approximately $419.20 per share. The acquisition of Citizens expanded the Company’s branch footprint in Louisiana and increased the core deposit base to help position the Company to continue to grow. There were certain adjustments to the initial calculation of goodwill during the open measurement period in 2018 which were not material. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $9.1 million of goodwill.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

BOJ Bancshares, Inc.
On December 1, 2017, the Company completed the acquisition of BOJ Bancshares, Inc. (“BOJ”) and its wholly-owned subsidiary, The Highlands Bank, located in East Feliciana Parish, Louisiana. The Company acquired 100% of BOJ’s outstanding common shares for an aggregate merger consideration consisting of $3.95 million in cash, and an aggregate of 799,559 shares of the Company’s common stock, for a total of approximately $22.7 million. As with the Citizens acquisition, the acquisition of BOJ expanded the Company’s branch footprint in Louisiana, allowing us to serve more customers in our surrounding market areas. After fair value adjustments, including total adjustments of $(0.3) million to loans, bank premises and equipment, other assets, and deposits recorded during the open measurement period in 2018, the acquisition added $152.1 million in total assets, $102.4 million in loans, and $125.8 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $5.7 million of goodwill.
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
Supplemental Unaudited Pro Forma Information
The following unaudited supplemental pro forma information is presented to show estimated results assuming Citizens and BOJ were acquired as of January 1, 2017. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisitions as of January 1, 2017 and should not be considered representative of future operating results. The pro forma net income for the three months ended September 30, 2017 excludes the tax-affected amount of $0.7 million of acquisition expenses recorded in noninterest expense by the Company and BOJ. The pro forma net income for the nine months ended September 30, 2017 excludes the tax-affected amount of $1.5 million of acquisition expenses recorded in noninterest expense by the Company, Citizens, and BOJ.

	Unaudited Pro Forma for the
	Three months ended September 30,	Nine months ended September 30,
(dollars in thousands)	2017	2017
Interest income	$15,966	$46,065
Noninterest income	1,436	4,106
Net income	3,001	8,206
For the three months ended September 30, 2018, the acquired companies added approximately $3.3 million, $0.4 million, and $1.1 million to interest income, noninterest income, and net income, respectively. For the nine months ended September 30, 2018, the acquired companies added approximately $10.5 million, $1.2 million, and $2.5 million to interest income, noninterest income, and net income, respectively.
Acquisition Expense
There were no acquisition expenses recorded in the three months ended September 30, 2018. Acquisition related costs of $1.1 million are included in acquisition expenses in the accompanying consolidated statements of income for the nine months ended September 30, 2018. These costs include system conversion and integrating operations charges as well as legal and consulting expenses.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. EARNINGS PER SHARE
The following is a summary of the information used in the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except share data).

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Earnings per common share - basic
Net income allocated to common shareholders	$3,990	$2,131	$10,125	$5,918
Weighted-average basic shares outstanding	9,563,550	8,702,559	9,545,436	8,203,645
Basic earnings per common share	$0.42	$0.24	$1.06	$0.72

Earnings per common share - diluted
Net income allocated to common shareholders	$3,990	$2,131	$10,126	$5,918
Weighted-average basic shares outstanding	9,563,550	8,702,559	9,545,436	8,203,645
Dilutive effect of securities	119,330	94,958	133,503	76,350
Total weighted average diluted shares outstanding	9,682,880	8,797,517	9,678,939	8,279,995
Diluted earnings per common share	$0.41	$0.24	$1.05	$0.71

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Stock Options	31,788	36,177	24,918	28,138

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Obligations of U.S. government agencies and corporations	$8,098	$2	$(232)	$7,868
Obligations of state and political subdivisions	35,060	3	(1,102)	33,961
Corporate bonds	16,022	22	(500)	15,544
Residential mortgage-backed securities	120,778	11	(3,813)	116,976
Commercial mortgage-backed securities	58,485	4	(2,091)	56,398
Total	$238,443	$42	$(7,738)	$230,747

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Obligations of U.S. government agencies and corporations	$8,241	$8	$(81)	$8,168
Obligations of state and political subdivisions	35,572	87	(422)	35,237
Corporate bonds	16,428	112	(330)	16,210
Residential mortgage-backed securities	110,690	58	(1,270)	109,478
Commercial mortgage-backed securities	48,299	16	(686)	47,629
Equity securities	847	24	(29)	842
Total	$220,077	$305	$(2,818)	$217,564

The amortized cost and approximate fair value balances of obligations of U.S. government agencies and corporations at December 31, 2017 reflect reclasses of small business association securities that are collateralized by commercial mortgages and backed by the U.S. government. These securities were included in the commercial mortgage-backed securities category of our investment portfolio at December 31, 2017 to conform with the presentation of balances at September 30, 2018.

Proceeds from sales of investment securities AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Proceeds from sale	$7,021	$63,488	$7,021	$82,537
Gross gains	$35	$27	$35	$275
Gross losses	$(20)	$—	$(20)	$(33)

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Obligations of state and political subdivisions	$11,531	$—	$(109)	$11,422
Residential mortgage-backed securities	5,499	—	(230)	5,269
Total	$17,030	$—	$(339)	$16,691

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Obligations of state and political subdivisions	$11,861	$9	$(15)	$11,855
Residential mortgage-backed securities	6,136	4	(48)	6,092
Total	$17,997	$13	$(63)	$17,947

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of September 30, 2018 or December 31, 2017.
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

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
Obligations of U.S. government agencies and corporations	18	$3,857	$(80)	$3,873	$(152)	$7,730	$(232)
Obligations of state and political subdivisions	66	20,855	(529)	12,986	(573)	33,841	(1,102)
Corporate bonds	29	7,561	(63)	5,811	(437)	13,372	(500)
Residential mortgage-backed securities	209	49,705	(1,102)	65,629	(2,711)	115,334	(3,813)
Commercial mortgage-backed securities	112	23,255	(540)	32,317	(1,551)	55,572	(2,091)
Total	434	$105,233	$(2,314)	$120,616	$(5,424)	$225,849	$(7,738)

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Obligations of U.S. government agencies and corporations	14	$5,815	$(50)	$1,505	$(31)	$7,320	$(81)
Obligations of state and political subdivisions	57	12,315	(77)	9,930	(345)	22,245	(422)
Corporate bonds	20	1,116	(6)	6,273	(324)	7,389	(330)
Residential mortgage-backed securities	159	71,893	(729)	28,410	(541)	100,303	(1,270)
Commercial mortgage-backed securities	80	30,445	(406)	11,216	(280)	41,661	(686)
Equity securities	1	—	—	478	(29)	478	(29)
Total	331	$121,584	$(1,268)	$57,812	$(1,550)	$179,396	$(2,818)

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The number of HTM securities, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2018
Obligations of state and political subdivisions	8	$11,422	$(109)	$—	$—	$11,422	$(109)
Residential mortgage-backed securities	9	3,018	(106)	2,251	(124)	5,269	(230)
Total	17	$14,440	$(215)	$2,251	$(124)	$16,691	$(339)

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Obligations of state and political subdivisions	1	$6,007	$(15)	$—	$—	$6,007	$(15)
Residential mortgage-backed securities	6	1,601	(3)	2,522	(45)	4,123	(48)
Total	7	$7,608	$(18)	$2,522	$(45)	$10,130	$(63)

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and the Company does not intend to sell the securities. Furthermore, it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2018 or December 31, 2017.
The amortized cost and approximate fair value of debt securities, by contractual maturity (including mortgage-backed securities), are shown below as of the dates presented (dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available For Sale		Securities Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
September 30, 2018
Due within one year	$4,105	$4,095	$720	$720
Due after one year through five years	10,492	10,326	3,245	3,244
Due after five years through ten years	33,767	32,690	1,875	1,874
Due after ten years	190,079	183,636	11,190	10,853
Total debt securities	$238,443	$230,747	$17,030	$16,691

	Securities Available For Sale		Securities Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2017
Due within one year	$1,319	$1,319	$720	$721
Due after one year through five years	15,379	15,331	3,245	3,249
Due after five years through ten years	28,242	27,833	1,875	1,878
Due after ten years	174,290	172,239	12,157	12,099
Total debt securities	$219,230	$216,722	$17,997	$17,947
At September 30, 2018, securities with a carrying value of $90.4 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $90.8 million in pledged securities at December 31, 2017.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES
The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	September 30, 2018	December 31, 2017
Construction and development	$160,921	$157,667
1-4 Family	286,976	276,922
Multifamily	50,770	51,283
Farmland	20,902	23,838
Commercial real estate	592,996	537,364
Total mortgage loans on real estate	1,112,565	1,047,074
Commercial and industrial	193,563	135,392
Consumer	52,284	76,313
Total loans	$1,358,412	$1,258,779
Unamortized premiums and discounts on loans, included in the total loans balances above, were $1.6 million and $2.6 million at September 30, 2018 and December 31, 2017, respectively.
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
The table below provides an analysis of the aging of loans as of the dates presented (dollars in thousands).

	September 30, 2018
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$160,161	$39	$—	$—	$705	$744	$16	$160,921
1-4 Family	283,910	839	264	—	1,438	2,541	525	286,976
Multifamily	50,770	—	—	—	—	—	—	50,770
Farmland	18,638	—	—	—	—	—	2,264	20,902
Commercial real estate	589,990	131	—	67	766	964	2,042	592,996
Total mortgage loans on real estate	1,103,469	1,009	264	67	2,909	4,249	4,847	1,112,565
Commercial and industrial	192,093	194	6	—	66	266	1,204	193,563
Consumer	50,815	379	63	—	982	1,424	45	52,284
Total loans	$1,346,377	$1,582	$333	$67	$3,957	$5,939	$6,096	$1,358,412

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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents the Company’s loan portfolio by category and credit quality indicator as of the dates presented (dollars in thousands).

	September 30, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$160,273	$—	$648	$—	$160,921
1-4 Family	285,196	69	1,681	30	286,976
Multifamily	50,770	—	—	—	50,770
Farmland	18,638	—	2,264	—	20,902
Commercial real estate	591,562	—	1,434	—	592,996
Total mortgage loans on real estate	1,106,439	69	6,027	30	1,112,565
Commercial and industrial	190,578	—	2,985	—	193,563
Consumer	51,079	222	983	—	52,284
Total loans	$1,348,096	$291	$9,995	$30	$1,358,412

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$157,385	$—	$282	$—	$157,667
1-4 Family	275,492	74	1,356	—	276,922
Multifamily	51,283	—	—	—	51,283
Farmland	19,611	2,773	1,454	—	23,838
Commercial real estate	536,741	—	623	—	537,364
Total mortgage loans on real estate	1,040,512	2,847	3,715	—	1,047,074
Commercial and industrial	134,522	—	870	—	135,392
Consumer	74,934	258	1,121	—	76,313
Total loans	$1,249,968	$3,105	$5,706	$—	$1,258,779

The Company had no loans that were classified as loss at September 30, 2018 or December 31, 2017.
Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $144.7 million and $204.2 million as of September 30, 2018 and December 31, 2017, respectively. The unpaid principal balance of these loans was approximately $186.3 million and $237.3 million as of September 30, 2018 and December 31, 2017, respectively.
In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as companies in which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $29.0 million and $31.2 million as of September 30, 2018 and December 31, 2017, respectively. During the three months ended September 30, 2018, a related party loan in the amount of $0.7 million was classified as Substandard and placed on nonaccrual.
The table below shows the aggregate amount of loans to such related parties as of the dates presented (dollars in thousands).

	September 30, 2018	December 31, 2017
Balance, beginning of period	$31,153	$19,957
New loans	9,824	24,428
Repayments and changes in relationship	(12,013)	(13,232)
Balance, end of period	$28,964	$31,153

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loans Acquired with Deteriorated Credit Quality
The Company accounts for certain loans acquired as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments.
The table below shows the changes in the accretable yield on acquired impaired loans for the periods presented (dollars in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$—	$—	$—	$275
Loan disposals	—	(53)	—	(303)
Accretion to interest income	—	53	—	28
Balance at September 30,	$—	$—	$—	$—
The table below shows a summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$8,451	$7,320	$7,891	$7,051
Provision for loan losses	785	420	1,977	1,145
Loans charged off	(264)	(155)	(1,001)	(635)
Recoveries	49	20	154	44
Balance, end of period	$9,021	$7,605	$9,021	$7,605
The following tables outline the activity in the allowance for loan losses by collateral type for the three and nine months ended September 30, 2018 and 2017, and show both the allowances and portfolio balances for loans individually and collectively evaluated for impairment as of September 30, 2018 and 2017 (dollars in thousands).

	Three months ended September 30, 2018
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,018	$66	$1,339	$319	$3,817	$1,048	$844	$8,451
Provision	7	8	101	14	113	454	88	785
Charge-offs	(8)	—	(44)	—	—	(30)	(182)	(264)
Recoveries	2	—	14	—	—	13	20	49
Ending balance	$1,019	$74	$1,410	$333	$3,930	$1,485	$770	$9,021

	Three months ended September 30, 2017
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$806	$54	$1,276	$361	$3,036	$683	$1,104	$7,320
Provision	28	6	(19)	(21)	227	135	64	420
Charge-offs	—	—	—	—	—	(77)	(78)	(155)
Recoveries	14	—	2	—	—	—	4	20
Ending balance	$848	$60	$1,259	$340	$3,263	$741	$1,094	$7,605

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30, 2018
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$945	$60	$1,287	$332	$3,599	$693	$975	$7,891
Provision	88	14	182	1	331	1,219	142	1,977
Charge-offs	(24)	—	(79)	—	—	(481)	(417)	(1,001)
Recoveries	10	—	20	—	—	54	70	154
Ending balance	$1,019	$74	$1,410	$333	$3,930	$1,485	$770	$9,021
Ending allowance balance for loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$246	$246
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	$1,019	$74	$1,410	$333	$3,930	$1,485	$524	$8,775
Loans receivable:
Balance of loans individually evaluated for impairment	$222	$—	$1,911	$—	$711	$78	$910	$3,832
Balance of loans acquired with deteriorated credit quality	16	2,264	525	—	2,042	1,204	45	6,096
Balance of loans collectively evaluated for impairment	160,683	18,638	284,540	50,770	590,243	192,281	51,329	1,348,484
Total period-end balance	$160,921	$20,902	$286,976	$50,770	$592,996	$193,563	$52,284	$1,358,412

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30, 2017
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$579	$60	$1,377	$355	$2,499	$759	$1,422	$7,051
Provision	241	—	(122)	(15)	764	252	25	1,145
Charge-offs	—	—	—	—	—	(270)	(365)	(635)
Recoveries	28	—	4	—	—	—	12	44
Ending balance	$848	$60	$1,259	$340	$3,263	$741	$1,094	$7,605
Ending allowance balance for loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$336	$336
Ending allowance balance for loans collectively evaluated for impairment	848	60	1,259	340	3,263	741	758	7,269
Ending allowance balance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Loans receivable:
Balance of loans individually evaluated for impairment	$186	$—	$1,452	$—	$651	$6	$1,182	$3,477
Balance of loans collectively evaluated for impairment	122,315	14,130	250,551	50,770	461,771	125,224	82,283	1,107,044
Total period-end balance	$122,501	$14,130	$252,003	$50,770	$462,422	$125,230	$83,465	$1,110,521
Balance of loans acquired with deteriorated credit quality	$55	$—	$2,814	$1,806	$3,033	$1,884	$5	$9,597
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
The following tables contain information on the Company’s impaired loans, which include troubled debt restructurings (“TDRs”), discussed in more detail below, and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses. The average balances are calculated based on the month-end balances of the loans during the period reported (dollars in thousands).

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$222	$240	$—
1-4 Family	1,911	1,921	—
Commercial real estate	711	727	—
Total mortgage loans on real estate	2,844	2,888	—
Commercial and industrial	78	78	—
Consumer	202	228	—
Total	3,124	3,194	—

With related allowance recorded:
Consumer	708	745	246
Total	708	745	246

Total loans:
Construction and development	222	240	—
1-4 Family	1,911	1,921	—
Commercial real estate	711	727	—
Total mortgage loans on real estate	2,844	2,888	—
Commercial and industrial	78	78	—
Consumer	910	973	246
Total	$3,832	$3,939	$246

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$182	$202	$—
1-4 Family	1,136	1,169	—
Commercial real estate	640	654	—
Total mortgage loans on real estate	1,958	2,025	—
Consumer	168	217	—
Total	2,126	2,242	—

With related allowance recorded:
Consumer	918	956	304
Total	918	956	304

Total loans:
Construction and development	182	202	—
1-4 Family	1,136	1,169	—
Commercial real estate	640	654	—
Total mortgage loans on real estate	1,958	2,025	—
Consumer	1,086	1,173	304
Total	$3,044	$3,198	$304

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

	Three months ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$266	$3	$187	$2
1-4 Family	1,739	9	1,231	18
Commercial real estate	711	2	632	8
Total mortgage loans on real estate	2,716	14	2,050	28
Commercial and industrial	76	—	22	—
Consumer	235	—	196	—
Total	3,027	14	2,268	28

With related allowance recorded:
Consumer	693	—	933	—
Total	693	—	933	—

Total loans:
Construction and development	266	3	187	2
1-4 Family	1,739	9	1,231	18
Commercial real estate	711	2	632	8
Total mortgage loans on real estate	2,716	14	2,050	28
Commercial and industrial	76	—	22	—
Consumer	928	—	1,129	—
Total	$3,720	$14	$3,201	$28

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$203	$7	$389	$8
1-4 Family	1,386	30	1,517	61
Commercial real estate	923	18	613	35
Total mortgage loans on real estate	2,512	55	2,519	104
Commercial and industrial	345	—	163	—
Consumer	404	—	322	1
Total	3,261	55	3,004	105

With related allowance recorded:
Consumer	626	—	813	1
Total	626	—	813	1

Total loans:
Construction and development	203	7	389	8
1-4 Family	1,386	30	1,517	61
Commercial real estate	923	18	613	35
Total mortgage loans on real estate	2,512	55	2,519	104
Commercial and industrial	345	—	163	—
Consumer	1,030	—	1,135	2
Total	$3,887	$55	$3,817	$106
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
Loans classified as TDRs, consisting of 23 credits, totaled approximately $2.0 million at September 30, 2018, compared to 18 credits totaling $1.6 million at December 31, 2017. At September 30, 2018, 15 of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, seven of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to forgiveness of interest due on the loan. As of September 30, 2018 three of the TDRs were in default of their modified terms and are included in nonaccrual loans. As of December 31, 2017, all restructured loans were performing under their modified terms. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.
At September 30, 2018 and December 31, 2017, there were no available balances on loans classified as TDRs that the Company was committed to lend.
The table below presents the TDR pre- and post-modification outstanding recorded investments by loan categories for loans modified during the nine month periods ended September 30, 2018 and 2017 (dollars in thousands).

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2018			September 30, 2017
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Construction and development	2	$358	$358	—	$—	$—
1-4 Family	7	400	400	—	—	—
Commercial and industrial	2	12	12	—	—	—
Consumer	—	—	—	1	6	6
Total		$770	$770		$6	$6
There were two loans modified under TDRs during the previous twelve month period that subsequently defaulted during the nine months ended September 30, 2018.
NOTE 6. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)
Activity within the balances in accumulated other comprehensive income (loss), net is shown in the tables below (dollars in thousands).

	Three months ended September 30,
	2018			2017
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized (loss) gain, available for sale, net	$(2,594)	$(1,542)	$(4,136)	$824	$95	$919
Reclassification of realized gain, net	(1,931)	(12)	(1,943)	(1,822)	(18)	(1,840)
Unrealized loss, transfer from available for sale to held to maturity, net	6	—	6	7	—	7
Change in fair value of interest rate swap designated as a cash flow hedge, net	744	(11)	733	82	37	119
Accumulated other comprehensive (loss) income	$(3,775)	$(1,565)	$(5,340)	$(909)	$114	$(795)

	Nine months ended September 30,
	2018			2017
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized (loss) gain, available for sale, net	$(71)	$(4,065)	$(4,136)	$(401)	$1,320	$919
Reclassification of realized gain, net	(1,914)	(29)	(1,943)	(1,683)	(157)	(1,840)
Unrealized loss, transfer from available for sale to held to maturity, net	7	(1)	6	8	(1)	7
Change in fair value of interest rate swap designated as a cash flow hedge, net	407	326	733	5	114	119
Accumulated other comprehensive (loss) income	$(1,571)	$(3,769)	$(5,340)	$(2,071)	$1,276	$(795)

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Stock Options
The Company uses a Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes option pricing model incorporates various highly subjective assumptions, including expected term and expected volatility. Stock option expense in the accompanying consolidated statements of income for the three and nine months ended September 30, 2018 was $69,000 and $0.2 million, respectively, and $57,000 and $0.2 million for the three and nine months ended September 30, 2017, respectively.
The assumptions presented below were used for the options granted during the nine months ended September 30, 2018.

Expected dividends	0.52%
Expected volatility	24.99%
Risk-free interest rate	2.68%
Expected term (in years)	6.5
Weighted-average grant date fair value	$7.16

At September 30, 2018, there was $0.7 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.22 years.
The table below summarizes stock option activity for the periods presented.

	Nine months ended September 30,
	2018		2017
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	322,917	$15.09	319,364	$14.37
Granted	31,788	24.30	36,177	20.25
Forfeited	(1,333)	14.00	(5,334)	14.00
Exercised	(12,415)	14.07	(17,791)	13.53
Outstanding at end of period	340,957	$15.99	332,416	$15.06
Exercisable at end of period	99,917	$15.17	124,426	$14.38

At September 30, 2018, the shares underlying outstanding stock options and exercisable stock options had aggregate intrinsic values of $3.7 million and $1.2 million, respectively.
Time Vested Restricted Stock Awards
During the nine months ended September 30, 2018 and 2017, the Company issued shares of time vested restricted stock with vesting terms ranging from 2 to 5 years. The total share-based compensation expense to be recognized for these awards is determined based on the market price of the Company’s common stock at the grant date applied to the total number of shares awarded and is amortized over the vesting period. Stock compensation expense related to time vested restricted stock awards in the accompanying consolidated statements of income was $0.2 million and $0.6 million for the three and nine months ended September 30, 2018, respectively, and $0.1 million and $0.4 million and for the three and nine months ended September 30, 2017, respectively.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes the time vested restricted stock award activity for the periods presented.

	Nine months ended September 30,
	2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of period	112,688	$17.28	93,366	$14.75
Granted	60,260	24.35	54,724	20.18
Forfeited	(2,767)	20.90	(8,259)	16.05
Earned and issued	(33,207)	16.80	(25,949)	14.80
Balance at end of period	136,974	$20.44	113,882	$17.25

At September 30, 2018, there was $2.3 million of unrecognized compensation cost related to time vested restricted stock awards that is expected to be recognized over a weighted average period of 3.41 years.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS
The Company currently holds interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 1.9 years. The total notional amount of the derivative contracts is $50.0 million. These derivative contracts are currently between the Company and a single counterparty. To mitigate credit risk, securities are pledged to the Company by the counterparty in an amount greater than or equal to the gain position of the derivative contracts.
For the three and nine months ended September 30, 2018, a loss of $11,000 and a gain of $0.3 million, respectively, have been recognized in “Other comprehensive income” in the accompanying consolidated statements of comprehensive income for the change in fair value of the interest rate swaps compared to gains of $37,000 and $0.1 million, respectively, recognized for the three and nine months ended September 30, 2017. The swap contracts had a fair value of $0.9 million as of September 30, 2018 and have been recorded in “Other assets” in the accompanying consolidated balance sheet. The accumulated gain of $0.7 million included in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheet would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contracts.
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

	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Assets:
Obligations of U.S. government agencies and corporations	$7,868	$—	$7,868	$—
Obligations of state and political subdivisions	33,961	—	15,137	18,824
Corporate bonds	15,544	—	14,222	1,322
Residential mortgage-backed securities	116,976	—	116,976	—
Commercial mortgage-backed securities	56,398	—	56,398	—
Equity securities	633	633	—	—
Derivative financial instruments	929	—	929	—
Total assets	$232,309	$633	$211,530	$20,146

December 31, 2017
Assets:
Obligations of U.S. government agencies and corporations	$8,168	$—	$8,168	$—
Obligations of state and political subdivisions	35,237	—	15,694	19,543
Corporate bonds	16,210	—	14,885	1,325
Residential mortgage-backed securities	109,478	—	109,478	—
Commercial mortgage-backed securities	47,629	—	47,629	—
Equity securities	842	842	—	—
Derivative financial instruments	516	—	516	—
Total assets	$218,080	$842	$196,370	$20,868
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the nine months ended September 30, 2018 and September 30, 2017 (dollars in thousands).

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2017	$19,543	$1,325	$20,868
Realized gains (losses) included in net income	—	—	—
Unrealized gains (losses) included in other comprehensive income	(719)	(3)	(722)
Purchases	—	—	—
Sales	—	—	—
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at September 30, 2018	$18,824	$1,322	$20,146

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2016	$17,656	$624	$18,280
Realized gains (losses) included in net income	—	—	—
Unrealized gains (losses) included in other comprehensive income	1,942	4	1,946
Purchases	—	700	700
Sales	—	—	—
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at September 30, 2017	$19,598	$1,328	$20,926
There were no liabilities measured at fair value on a recurring basis using level 3 inputs at September 30, 2018 and December 31, 2017. For the three and nine months ended September 30, 2018 and 2017, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at September 30, 2018 or December 31, 2017 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
September 30, 2018
Impaired loans	$373	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	15%
December 31, 2017
Impaired loans	$380	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	32%
Other real estate owned	3,612	Underlying collateral value, Third party appraisals	Collateral discounts and discount rates	5%	5%

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	September 30, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$24,503	$24,503	$24,503	$—	$—
Federal funds sold	285	285	285	—	—
Investment securities	247,777	247,438	—	215,871	31,567
Equity securities	12,671	12,671	633	12,038	—
Loans, net of allowance	1,349,391	1,342,314	—	—	1,342,314
Derivative financial instruments	929	929	—	929	—

Financial liabilities:
Deposits, noninterest-bearing	$214,190	$214,190	$—	$214,190	$—
Deposits, interest-bearing	1,081,431	1,031,041	—	—	1,031,041
FHLB short-term advances and repurchase agreements	222,931	222,931	—	222,931	—
FHLB long-term advances	3,083	2,514	—	—	2,514
Junior subordinated debt	5,832	6,924	—	—	6,924
Subordinated debt	18,600	18,355	—	18,355	—

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$30,421	$30,421	$30,421	$—	$—
Investment securities	235,561	235,511	842	201,946	32,723
Equity securities	9,798	9,799	—	9,799	—
Loans, net of allowance	1,250,888	1,249,844	—	—	1,249,844
Derivative financial instruments	516	516	—	516	—

Financial liabilities:
Deposits, noninterest-bearing	$216,599	$216,599	$—	$216,599	$—
Deposits, interest-bearing	1,008,638	977,127	—	—	977,127
FHLB short-term advances and repurchase agreements	148,535	148,535	—	148,535	—
FHLB long-term advances	40,058	39,927	—	—	39,927
Junior subordinated debt	5,792	5,576	—	—	5,576
Subordinated debt	18,600	18,857	—	18,857	—

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. INCOME TAXES
On December 22, 2017, the Tax Act was signed into law. The Tax Act makes broad and complex changes to the U.S. tax code that affected the Company’s income tax rate in 2017, including requiring the revaluation of the Company’s deferred tax assets and liabilities as of December 31, 2017 as a result of the lower corporate tax rates to be realized beginning January 1, 2018. The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21% and establishes new tax laws that affect 2018 and subsequent years.
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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income tax expense	$516	$1,032	$2,823	$2,756
Effective tax rate	11.3%	32.6%	21.6%	31.8%
The Company’s current income tax expense for the three months ended September 30, 2018 includes a discrete tax benefit of $0.3 million related to return-to-provision adjustments, resulting in a decrease in the effective tax rate for the period. In addition, tax expense for the nine months ended September 30, 2018 includes a $0.6 million charge, recorded in the first quarter of 2018, directly related to the revaluation of its deferred tax assets and liabilities as a result of the Tax Act, which is the primary reason the effective tax rate differs from the statutory rate of 21% for 2018.
NOTE 11. COMMITMENTS AND CONTINGENCIES
The Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $101,000 and $32,000 at September 30, 2018 and December 31, 2017, respectively.
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
The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	September 30, 2018	December 31, 2017
Commitments to extend credit
Loan commitments	$221,237	$174,278
Standby letters of credit	11,177	3,832
Additionally, at September 30, 2018, the Company had unfunded commitments of $0.1 million for its investment in Small Business Investment Company qualified funds.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. SUBSEQUENT EVENTS
On October 10, 2018, the Company and its wholly-owned subsidiary, the Bank, entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Mainland Bank, Texas City, Texas (“Mainland Bank”). The Merger Agreement provides for the merger of Mainland Bank with and into the Bank, with the Bank as the entity surviving the merger. Following the merger, the Bank will continue as a wholly-owned subsidiary of the Company.
Under the terms of the Merger Agreement, all of the issued and outstanding shares of Mainland Bank common stock will be converted into and represent the right to receive aggregate merger consideration consisting of an aggregate of 763,849 shares of the Company’s common stock, which is subject to adjustment as described below. As a result of the merger, holders of shares of Mainland Bank common stock are expected to receive 3.0389 shares of the Company’s common stock for each share of Mainland Bank common stock held immediately prior to the merger. Mainland Bank shareholders will receive cash in lieu of fractional shares.
Consummation of the transactions contemplated by the Merger Agreement is subject to various customary conditions, including, without limitation (i) the approval of the shareholders of Mainland Bank, (ii) the receipt of certain regulatory approvals, (iii) the accuracy of the representations and warranties of the parties and compliance by the parties with their respective covenants and obligations under the Merger Agreement (subject to customary materiality qualifiers), and (iv) the absence of a material adverse effect with respect to Mainland Bank, the Company and the Bank.
The Merger Agreement has been approved by the boards of directors of each of the Company, the Bank and Mainland Bank, and the Merger Agreement has been executed and delivered by each of the parties. Subject to the satisfaction of all closing conditions, including the receipt of all required regulatory and shareholder approvals, the merger is expected to be completed in the first quarter of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

When included in this Quarterly Report on Form 10-Q, or in other documents that Investar Holding Corporation (the “Company,” “we,” “our,” or “us”) files with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and similar expressions or the negative version of those words are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. The Company’s forward-looking statements are based on assumptions and estimates that management believes to be reasonable in light of the information available at the time such statements are made. However, many of the matters addressed by these statements are inherently uncertain and could be affected by many factors beyond management’s control. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•	business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate;

•	our ability to achieve organic loan and deposit growth, and the composition of that growth;

•	our ability to integrate and achieve the anticipated cost savings from our acquisitions;

•	changes (or the lack of changes) in interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing;

•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;

•	our dependence on our management team, and our ability to attract and retain qualified personnel;

•	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers;

•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;

•	the concentration of our business within our geographic areas of operation in Louisiana;

•	concentration of credit exposure; and

•	the satisfaction of the conditions to closing the pending acquisition of Mainland Bank and the ability to subsequently integrate it effectively.
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
Pending Acquisition
On October 10, 2018, we announced that we have entered into a definitive agreement (the “Agreement”) to acquire Mainland Bank (“Mainland”), Texas City, Texas. Pursuant to the Agreement, the shareholders of Mainland will be entitled to receive an aggregate of approximately 764,000 shares of Company common stock, subject to certain adjustments. We expect the shareholders of Mainland will own approximately 7.4% of the combined company following the acquisition. The transaction, which has been unanimously approved by each company’s board of directors, is expected to close in the first quarter of 2019 and is subject to customary closing conditions, including obtaining approval by Mainland’s shareholders and regulatory approvals from the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Louisiana Office of Financial Institutions.
Certain Events That Affect Year-over-Year Comparability
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
Discussion and Analysis of Financial Condition
For the nine months ended September 30, 2018, net income was $10.3 million, or $1.06 per basic share and $1.05 per diluted share, compared to net income of $5.9 million, or $0.72 per basic share and $0.71 per diluted share, for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, our net interest margin was 3.64%, return on average assets was 0.83%, and return on average equity was 7.80%. From December 31, 2017 to September 30, 2018, total loans increased $99.6 million, or 7.9%, and total deposits increased $70.4 million, or 5.7%. At September 30, 2018, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations.
Loans
General. Loans constitute our most significant asset, comprising 78.3% and 77.6% of our total assets at September 30, 2018 and December 31, 2017, respectively. Total loans increased $99.6 million, or 7.9%, to $1.36 billion at September 30, 2018 compared to $1.26 billion at December 31, 2017 as a result of organic growth in our business.
The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands).

	September 30, 2018		December 31, 2017
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Construction and development	$160,921	11.9%	$157,667	12.5%
1-4 Family	286,976	21.1	276,922	22.0
Multifamily	50,770	3.7	51,283	4.1
Farmland	20,902	1.5	23,838	1.9
Commercial real estate
Owner-occupied	291,168	21.4	272,433	21.6
Nonowner-occupied	301,828	22.2	264,931	21.0
Total mortgage loans on real estate	1,112,565	81.8	1,047,074	83.1
Commercial and industrial	193,563	14.3	135,392	10.8
Consumer	52,284	3.9	76,313	6.1
Total loans	$1,358,412	100.0%	$1,258,779	100.0%
At September 30, 2018, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $484.7 million, an increase of $76.9 million, or 18.9%, compared to $407.8 million at December 31, 2017. The increase in the business lending portfolio is mainly attributable to the growth in commercial and industrial loans resulting from increased production from the addition of our new Commercial and Industrial Division in January 2018, which includes five new lenders and related support staff.

Consumer loans totaled $52.3 million at September 30, 2018, a decrease of $24.0 million, or 31.5%, compared to $76.3 million at December 31, 2017. The decrease in consumer loans is attributable to the scheduled paydowns of the consumer loans, most of which relate to our former indirect auto loan business.
The following table sets forth loans outstanding at September 30, 2018, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$130,536	$14,946	$12,403	$2,846	$190	$160,921
1-4 Family	46,787	93,750	37,589	29,507	79,343	286,976
Multifamily	5,808	25,648	17,708	111	1,495	50,770
Farmland	5,825	11,098	2,025	1,839	115	20,902
Commercial real estate
Owner-occupied	34,807	129,624	79,413	37,931	9,393	291,168
Nonowner-occupied	35,295	134,173	108,638	23,722	—	301,828
Total mortgage loans on real estate	259,058	409,239	257,776	95,956	90,536	1,112,565
Commercial and industrial	100,231	58,474	19,735	6,373	8,750	193,563
Consumer	4,622	42,906	4,249	143	364	52,284
Total loans	$363,911	$510,619	$281,760	$102,472	$99,650	$1,358,412
Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2018 and December 31, 2017, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.
Investment Securities
We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 14.3% of our total assets and totaled $247.8 million at September 30, 2018, an increase of $12.2 million, or 5.2%, from $235.6 million at December 31, 2017. The increase in investment securities at September 30, 2018 compared to December 31, 2017 primarily resulted from purchases of residential and commercial mortgage-backed securities.
The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	September 30, 2018		December 31, 2017
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of U.S. government agencies and corporations	$7,868	3.2%	$8,168	3.5%
Obligations of state and political subdivisions	45,492	18.3	47,098	20.0
Corporate bonds	15,544	6.3	16,210	6.9
Residential mortgage-backed securities	122,475	49.4	115,614	49.0
Commercial mortgage-backed securities	56,398	22.8	47,629	20.2
Equity securities	—	—	842	0.4
Total	$247,777	100.0%	$235,561	100.0%

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
The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at September 30, 2018 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$720	5.88%	$3,245	5.88%	$1,875	5.88%	$5,691	3.59%
Residential mortgage-backed securities	—	—	—	—	—	—	5,499	2.87
Available for sale:
Obligations of U.S. government agencies and corporations	—	—	2,279	1.95	5,327	2.62	492	3.23
Obligations of state and political subdivisions	3,753	1.61	5,721	2.13	6,260	2.63	19,326	3.60
Corporate bonds	352	2.20	350	3.32	15,320	3.92	—	—
Residential mortgage-backed securities	—	—	—	—	4,407	2.39	116,371	2.38
Commercial mortgage-backed securities	—	—	2,142	2.33	2,453	2.69	53,890	2.65
	$4,825		$13,737		$35,642		$201,269
The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.
Deposits
The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at September 30, 2018 and December 31, 2017 (dollars in thousands).

	September 30, 2018		December 31, 2017
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$214,190	16.5%	$216,599	17.7%
NOW accounts	245,569	19.0	208,683	17.0
Money market deposit accounts	179,071	13.8	146,140	11.9
Savings accounts	112,078	8.7	117,372	9.6
Time deposits	544,713	42.0	536,443	43.8
Total deposits	$1,295,621	100.0%	$1,225,237	100.0%
Total deposits were $1.3 billion at September 30, 2018, an increase of $70.4 million, or 5.7%, compared to December 31, 2017 as a result of organic loan growth.

The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at September 30, 2018 and December 31, 2017 (dollars in thousands).

	September 30, 2018		December 31, 2017
	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Time remaining until maturity:
Three months or less	$42,739	$1,190	$79,662	$2,182
Over three months through six months	56,070	1,505	53,702	1,709
Over six months through twelve months	98,393	1,008	61,371	1,812
Over one year through three years	78,627	4,414	78,270	1,890
Over three years	9,433	866	2,722	487
	$285,262	$8,983	$275,727	$8,080
Borrowings
Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bank (“FNBB”) and The Independent Bankers Bank (“TIB”), and junior subordinated debentures assumed through acquisitions. In addition, in connection with its definitive agreement to acquire Citizens, on March 24, 2017, the Company issued and sold $18.6 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes (“Notes”) due March 30, 2027. Beginning on March 30, 2022, the Company may redeem the Notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The Notes bear an interest rate of 6.00% per annum until March 30, 2022, on which date the interest rate will reset quarterly to an annual interest rate equal to the then-current LIBOR plus 394.5 basis points. The Company used the net proceeds of the Notes sale to fund a portion of its acquisition of Citizens, which closed on July 1, 2017. The carrying value of the Notes was $18.2 million at September 30, 2018 and December 31, 2017.
Securities sold under agreements to repurchase decreased $4.0 million to $17.9 million at September 30, 2018 from $21.9 million at December 31, 2017. Our advances from the FHLB were $208.1 million at September 30, 2018, an increase of $41.4 million, or 24.9%, from FHLB advances of $166.7 million at December 31, 2017. The increase in FHLB advances was used primarily to fund loan growth and investment activity.
We had no outstanding balances drawn on unsecured lines of credit at September 30, 2018 or December 31, 2017. The $5.8 million in junior subordinated debt at September 30, 2018 and December 31, 2017 represents the junior subordinated debentures that we assumed through acquisition.
The average balances and cost of funds of short-term borrowings for the nine months ended September 30, 2018 and 2017 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Federal funds purchased and other short-term borrowings	$127,415	$91,914	1.76%	1.34%
Securities sold under agreements to repurchase	19,915	35,167	0.90	0.30
Total short-term borrowings	$147,330	$127,081	1.64%	1.05%
The main source of our short-term borrowings are advances from the FHLB. The rate charged for these advances is directly tied to the Federal Reserve Bank’s federal funds rate. The Federal Reserve increased the target range for the federal funds rate by 25 basis points in December 2016 and by a total of 75 basis points during both 2017 and the first nine months of 2018. The Federal Reserve has indicated the potential for further gradual increases in the target rate depending on the economic outlook. As the federal funds rate increases, market interest rates will likely rise, which will increase the cost of our borrowings.

Results of Operations
Performance Summary
Three months ended September 30, 2018 vs. three months ended September 30, 2017. For the three months ended September 30, 2018, net income was $4.0 million, or $0.42 per basic common share and $0.41 per diluted common share, compared to net income of $2.1 million, or $0.24 per basic and diluted common share, for the three months ended September 30, 2017. Return on average assets increased to 0.94% for the three months ended September 30, 2018 compared to 0.59% for the three months ended September 30, 2017. Return on average equity was 8.98% for the three months ended September 30, 2018 compared to 5.55% for the three months ended September 30, 2017. The increase in basic and diluted earnings per common share, return on average assets, and return on average equity is primarily attributable to the 89.9% increase in earnings for the three months ended September 30, 2018.
Nine months ended September 30, 2018 vs. nine months ended September 30, 2017. For the nine months ended September 30, 2018, net income was $10.3 million, or $1.06 per basic common share and $1.05 per diluted common share, compared to net income of $5.9 million, or $0.72 per basic common share and $0.71 per diluted common share, for the nine months ended September 30, 2017. Return on average assets increased to 0.83% for the nine months ended September 30, 2018 compared to 0.62% for the nine months ended September 30, 2017. Return on average equity was 7.80% for the nine months ended September 30, 2018 compared to 5.65% for the nine months ended September 30, 2017.
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
Three months ended September 30, 2018 vs. three months ended September 30, 2017. Net interest income increased 24.7% to $14.4 million for the three months ended September 30, 2018 compared to $11.5 million for the same period in 2017. This increase is due primarily to the $237.4 million and $26.3 million increases in average loans and average investment securities, respectively, compared to the same period in 2017, resulting in a $4.3 million increase in interest income, discussed in more detail below. Average interest-bearing deposits increased $118.3 million and average short- and long-term borrowings increased $81.8 million for the three months ended September 30, 2018 compared to the same period in 2017, resulting in a $1.5 million increase in interest expense, also discussed in more detail below. The increases in both average interest-earning assets and interest-bearing liabilities are results of both organic growth of the Company and the acquisition of BOJ in December 2017.

Interest income was $18.8 million for the three months ended September 30, 2018 compared to $14.4 million for the same period in 2017. Loan interest income made up substantially all of our interest income for the three months ended September 30, 2018 and 2017. An increase in interest income of $3.0 million can be attributed to an increase in the volume of interest-earning assets and an increase of $1.4 million can be attributed to an increase in the yield earned on those assets. The overall yield on interest-earning assets was 4.65% and 4.26% for the three months ended September 30, 2018 and 2017, respectively. The loan portfolio yielded 5.12% for the three months ended September 30, 2018 compared to 4.76% for the three months ended September 30, 2017, while the yield on the investment portfolio was 2.57% for the three months ended September 30, 2018 compared to 2.33% for the three months ended September 30, 2017.
Interest expense was $4.4 million for the three months ended September 30, 2018, an increase of $1.5 million compared to interest expense of $2.9 million for the three months ended September 30, 2017, as a result of an increase of $0.7 million due to the volume of interest-bearing liabilities and $0.8 million due to the cost of those liabilities. Average interest-bearing liabilities increased approximately $200.1 million for the three months ended September 30, 2018 compared to the same period in 2017. Average interest-bearing deposits increased $118.3 million and short- and long-term borrowings increased $81.8 million, attributable to our liquidity needs. The cost of deposits increased 23 basis points to 1.14% for the quarter ended September 30, 2018 compared to 0.91% for the quarter ended September 30, 2017 as a result of the increase in the rates offered for our interest-bearing demand accounts and time deposits. The cost of interest-bearing liabilities increased 29 basis points to 1.34% for the three months ended September 30, 2018 compared to 1.05% for the same period in 2017, due to the increase in the cost of deposits, as well as the increased cost of short-term borrowings, or 64 basis points, which is primarily driven by the Federal Reserve Bank’s federal funds rate.

Net interest margin was 3.56% for the three months ended September 30, 2018, an increase of 16 basis points from 3.40% for the three months ended September 30, 2017. The increase in net interest margin was primarily driven by an increase in interest-earning assets and the yields earned on those assets.
Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended September 30, 2018 and 2017. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense (1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,311,158	$16,905	5.12%	$1,073,800	$12,893	4.76%
Securities:
Taxable	230,299	1,506	2.60	203,407	1,193	2.33
Tax-exempt	34,108	204	2.37	34,659	206	2.36
Interest-earning balances with banks	28,146	162	2.29	34,589	150	1.72
Total interest-earning assets	1,603,711	18,777	4.65	1,346,455	14,442	4.26
Cash and due from banks	16,938			22,626
Intangible assets	19,926			13,283
Other assets	73,722			63,007
Allowance for loan losses	(8,564)			(7,442)
Total assets	$1,705,733			$1,437,929
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$394,545	$823	0.83%	$337,846	$604	0.71%
Savings deposits	117,795	140	0.47	102,331	139	0.54
Time deposits	532,986	2,031	1.51	486,837	1,394	1.14
Total interest-bearing deposits	1,045,326	2,994	1.14	927,014	2,137	0.91
Short-term borrowings	157,595	727	1.83	122,456	367	1.19
Long-term debt	98,327	671	2.71	51,642	400	3.07
Total interest-bearing liabilities	1,301,248	4,392	1.34	1,101,112	2,904	1.05
Noninterest-bearing deposits	215,587			173,212
Other liabilities	10,163			11,419
Stockholders’ equity	178,735			152,186
Total liabilities and stockholders’ equity	$1,705,733			$1,437,929
Net interest income/net interest margin		$14,385	3.56%		$11,538	3.40%

(1)
Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the three months ended September 30, 2018 compared to the same period in 2017 (dollars in thousands).

	Three months ended September 30, 2018 vs. three months ended September 30, 2017
	Volume	Rate	Net(1)
Interest income:
Loans	$2,850	$1,162	$4,012
Securities:
Taxable	158	155	313
Tax-exempt	(3)	1	(2)
Interest-earning balances with banks	(28)	40	12
Total interest-earning assets	2,977	1,358	4,335
Interest expense:
Interest-bearing demand deposits	101	118	219
Savings deposits	21	(20)	1
Time deposits	132	505	637
Short-term borrowings	105	255	360
Long-term debt	361	(90)	271
Total interest-bearing liabilities	720	768	1,488
Change in net interest income	$2,257	$590	$2,847

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
Nine months ended September 30, 2018 vs. nine months ended September 30, 2017. Net interest income increased 43.3% to $42.6 million for the nine months ended September 30, 2018 compared to $29.7 million for the same period in 2017. This increase is due primarily to the $320.0 million and $49.9 million increases in average loans and average investment securities, respectively, compared to the same period in 2017, resulting in a $16.6 million increase in interest income, discussed in more detail below. Average interest-bearing deposits increased approximately $199.0 million and average short- and long-term borrowings increased $78.5 million for the nine months ended September 30, 2018 compared to the same period in 2017, resulting in a $3.7 million increase in interest expense, also discussed in more detail below. The increases in both average interest-earning assets and interest-bearing liabilities are results of both organic growth of the Company and the acquisition of Citizens in July 2017 and BOJ in December 2017.

Interest income was $54.0 million for the nine months ended September 30, 2018 compared to $37.4 million for the same period in 2017. Loan interest income made up substantially all of our interest income for the nine months ended September 30, 2018 and 2017. An increase in interest income of $12.0 million can be attributed to an increase in the volume of interest-earning assets and an increase of $4.6 million can be attributed to an increase in the yield earned on those assets. The overall yield on interest-earning assets was 4.62% and 4.18% for the nine months ended September 30, 2018 and 2017, respectively. The loan portfolio yielded 5.09% for the nine months ended September 30, 2018 compared to 4.66% for the nine months ended September 30, 2017, while the yield on the investment portfolio was 2.53% for the nine months ended September 30, 2018 compared to 2.37% for the nine months ended September 30, 2017.
Interest expense was $11.4 million for the nine months ended September 30, 2018, an increase of $3.7 million compared to interest expense of $7.7 million for the nine months ended September 30, 2017, as a result of an increase of $2.8 million attributed to the volume and $0.9 million attributed to the increase in the cost of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $277.5 million for the nine months ended September 30, 2018 compared to the same period in 2017 mainly as a result of a $199.0 million increase in interest-bearing deposits. Average short- and long-term borrowings also increased $78.5 million, attributable to our liquidity needs. The cost of deposits increased six basis points to 1.01% for the year ended September 30, 2018 compared to 0.95% for the year ended September 30, 2017 as a result of the increase in the rates offered for our interest-bearing demand accounts and time deposits. The cost of interest-bearing liabilities increased 16 basis points to 1.21% for the nine months ended September 30, 2018 compared to 1.05% for the same period in 2017, due to the increase in the cost of deposits, as well as the increased cost of short-term borrowings, or 59 basis points, which is primarily driven by the Federal Reserve Bank’s federal funds rate.

Net interest margin was 3.64% for the nine months ended September 30, 2018, an increase of 32 basis points from 3.32% for the nine months ended September 30, 2017. The increase in net interest margin was primarily driven by an increase in interest-earning assets and the yields earned on those assets.
Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the nine months ended September 30, 2018 and 2017. Averages presented in the table below are daily averages (dollars in thousands).

	Nine months ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense (1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,280,883	$48,754	5.09%	$960,868	$33,456	4.66%
Securities:
Taxable	220,514	4,200	2.55	173,273	3,044	2.35
Tax-exempt	34,243	613	2.39	31,540	583	2.47
Interest-earning balances with banks	26,138	397	2.03	29,238	296	1.35
Total interest-earning assets	1,561,778	53,964	4.62	1,194,919	37,379	4.18
Cash and due from banks	16,871			13,180
Intangible assets	19,958			6,612
Other assets	73,491			58,401
Allowance for loan losses	(8,245)			(7,265)
Total assets	$1,663,853			$1,265,847
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$376,214	$2,044	0.73%	$307,369	$1,616	0.70%
Savings deposits	119,932	416	0.46	69,194	308	0.60
Time deposits	520,349	5,213	1.34	440,956	3,893	1.18
Total interest-bearing deposits	1,016,495	7,673	1.01	817,519	5,817	0.95
Short-term borrowings	147,330	1,813	1.64	127,081	1,000	1.05
Long-term debt	95,735	1,915	2.68	37,479	862	3.08
Total interest-bearing liabilities	1,259,560	11,401	1.21	982,079	7,679	1.05
Noninterest-bearing deposits	218,268			133,675
Other liabilities	10,005			10,166
Stockholders’ equity	176,020			139,927
Total liabilities and stockholders’ equity	$1,663,853			$1,265,847
Net interest income/net interest margin		$42,563	3.64%		$29,700	3.32%

(1)
Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the nine months ended September 30, 2018 compared to the same period in 2017 (dollars in thousands).

	Nine months ended September 30, 2018 vs. nine months ended September 30, 2017
	Volume	Rate	Net(1)
Interest income:
Loans	$11,142	$4,156	$15,298
Securities:
Taxable	830	326	1,156
Tax-exempt	50	(20)	30
Interest-earning balances with banks	(31)	132	101
Total interest-earning assets	11,991	4,594	16,585
Interest expense:
Interest-bearing demand deposits	362	66	428
Savings deposits	226	(118)	108
Time deposits	700	620	1,320
Short-term borrowings	159	654	813
Long-term debt	1,340	(287)	1,053
Total interest-bearing liabilities	2,787	935	3,722
Change in net interest income	$9,204	$3,659	$12,863

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
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
Three months ended September 30, 2018 vs. three months ended September 30, 2017. Total noninterest income increased $50,000, or 4.3%, to $1.2 million for the three months ended September 30, 2018 compared to $1.2 million for the three months ended September 30, 2017. The increase in noninterest income is mainly attributable to the $0.3 million and $0.1 million increases in other operating income and service charges on deposit accounts, respectively, partially offset by decreases in servicing fees and fee income on serviced loans and gain on sale of fixed assets. The increase in the service charges on deposit accounts is attributable to the increase in deposit accounts, both from organic growth and the BOJ acquisition in December 2017. Other operating income includes, among other things, interchange fees, various operations fees, and income recognized on certain equity method investments.
Servicing fees and fee income on serviced loans, which are fees collected for servicing loans which have been sold and are held in our servicing portfolio, decreased $120,000, or 34.1%, to $0.2 million for the three months ended September 30, 2018 compared to $0.4 million for the same period in 2017. The Bank’s servicing portfolio primarily consists of indirect auto loans. As this portfolio of loans ages, and consequently decreases in principal value, the servicing fees and fee income on serviced loans earned will continue to decrease.
Nine months ended September 30, 2018 vs. nine months ended September 30, 2017. Total noninterest income increased $0.6 million, or 22.0%, to $3.5 million for the nine months ended September 30, 2018 compared to $2.9 million for the nine months ended September 30, 2017. The increase in noninterest income is mainly attributable to the $0.6 million and $0.6 million increases in service charges on deposit accounts and other operating income, respectively, partially offset by a $0.2 million and $0.4 million decrease in gain on sale of investment securities and servicing fees and fee income on serviced loans, respectively. The increase in the service charges on deposit accounts is attributable to the increase in deposit accounts from both organic growth and the Citizens and BOJ acquisitions in July 2017 and December 2017, respectively.

Servicing fees and fee income on serviced loans, which are fees collected for servicing loans which have been sold and are held in our servicing portfolio, decreased $0.4 million, or 33.0%, to $0.8 million for the nine months ended September 30, 2018 compared to $1.2 million for the same period in 2017. The Bank’s servicing portfolio primarily consists of indirect auto loans. As this portfolio of loans ages, and consequently decreases in principal value, the servicing fees and fee income on serviced loans earned will continue to decrease.
Noninterest Expense
Three months ended September 30, 2018 vs. three months ended September 30, 2017. Total noninterest expense was $10.3 million for the three months ended September 30, 2018, an increase of $1.1 million, or 12.4%, compared to the same period in 2017. The increase is mainly attributable to a $1.5 million increase in salaries and employee benefits and a $0.3 million increase in other operating expenses. The increase in salaries and employee benefits is mainly attributable to the additional employees acquired in the BOJ acquisition, as well as additional lenders and related support staff hired in 2018. Noninterest expense for the quarter ended September 30, 2018 includes $0.3 million of severance expense recognized as part of a staffing optimization plan focused on the operations of our recent acquisitions. Other operating expenses include, among other things, office supplies, telephone expense, FDIC assessments and bank shares tax, increases in which resulted from growth through acquisition. These increases were partially offset by a $0.8 million decrease in acquisition expenses. Full-time equivalent employees increased by 26, or 11% at September 30, 2018 compared to September 30, 2017.
Nine months ended September 30, 2018 vs. nine months ended September 30, 2017. Total noninterest expense was $31.0 million for the nine months ended September 30, 2018, an increase of $8.2 million, or 36.3%, compared to the same period in 2017. The increase is mainly attributable to a $6.0 million increase in salaries and employee benefits and a $1.1 million increase in other operating expenses. The increase in salaries and employee benefits compared to the nine months ended September 30, 2017 is mainly attributable to the additional employees acquired in the Citizens and BOJ acquisitions, as well as additional lenders and related support staff hired in 2018. Other operating expenses include, among other things, office supplies, telephone expense, FDIC assessments and bank shares tax, increases in which resulted from growth through acquisition.
Income Tax Expense
Income tax expense for the three months ended September 30, 2018 was $0.5 million, a decrease of $0.5 million, compared to the three months ended September 30, 2017. The effective tax rate for the three months ended September 30, 2018 and 2017 was 11.3% and 32.6%, respectively. The decrease in the effective tax rate is mainly a result of the Tax Act. In addition, the Company recorded a discrete tax benefit of $0.3 million during the quarter ended September 30, 2018 related to return-to-provision adjustments.
Income tax expense for the nine months ended September 30, 2018 was $2.8 million, an increase of $67,000, compared to the nine months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 and 2017 was 21.6% and 31.8%, respectively. Income tax expense for the nine months ended September 30, 2018 includes a charge of $0.6 million as a result of the revaluation of the Company’s deferred tax assets and liabilities required following the enactment of the Tax Act, as well as the $0.3 million discrete tax benefit discussed above. Management expects the Company’s effective tax rate to approximate 20% for the remainder of 2018, mainly as a result of the Tax Act.
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

At September 30, 2018 and December 31, 2017, there were no loans classified as loss. At September 30, 2018, there was one $30,000 loan classified as doubtful compared to no doubtful loans at December 31, 2017. At September 30, 2018 and December 31, 2017, there were $10.0 million and $5.7 million, respectively, of loans classified as substandard, and $0.3 million and $3.1 million, respectively, of loans classified as special mention. The increase in substandard loans when compared to December 31, 2017 is primarily due to loans acquired in 2017, $3.0 million of which were purchased with deteriorated credit quality.
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
Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by type. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $9.0 million at September 30, 2018, an increase from $7.9 million at December 31, 2017, as we increased our loan loss provisioning to reflect our organic loan growth.

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
Impaired loans at September 30, 2018, which include TDRs and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses, were $3.8 million compared to $3.0 million at December 31, 2017. At September 30, 2018 and December 31, 2017, $0.2 million of the allowance for loan losses was specifically allocated to impaired loans.
The provision for loan losses is a charge to expense in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the three months ended September 30, 2018 and 2017, the provision for loan losses was $0.8 million and $0.4 million, respectively. For the nine months ended September 30, 2018 and 2017, the provision for loan losses was $2.0 million and $1.1 million, respectively. The increase in the provision primarily reflects the increase in organic loan growth.
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
The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	September 30, 2018	December 31, 2017
Construction and development	$1,019	$945
1-4 Family	1,410	1,287
Multifamily	333	332
Farmland	74	60
Commercial real estate	3,930	3,599
Total mortgage loans on real estate	6,766	6,223
Commercial and industrial	1,485	693
Consumer	770	975
Total	$9,021	$7,891
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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Allowance at beginning of period	$8,451	$7,320	$7,891	$7,051
Provision for loan losses	785	420	1,977	1,145
Charge-offs:
Mortgage loans on real estate:
Construction and development	(8)	—	(24)	—
1-4 Family	(44)	—	(79)	—
Commercial and industrial	(30)	(77)	(481)	(270)
Consumer	(182)	(78)	(417)	(365)
Total charge-offs	(264)	(155)	(1,001)	(635)
Recoveries
Mortgage loans on real estate:
Construction and development	2	14	10	28
1-4 Family	14	2	20	4
Commercial and industrial	13	—	54	—
Consumer	20	4	70	12
Total recoveries	49	20	154	44
Net charge-offs	(215)	(135)	(847)	(591)
Balance at end of period	$9,021	$7,605	$9,021	$7,605
Net charge-offs to:
Loans - average	0.02%	0.01%	0.07%	0.06%
Allowance for loan losses	2.38%	1.78%	9.39%	7.77%
Allowance for loan losses to:
Total loans	0.66%	0.68%	0.66%	0.68%
Nonperforming loans	142.16%	349.64%	142.16%	349.64%
The allowance for loan losses to total loans ratio decreased to 0.66% at September 30, 2018 compared to 0.68% at September 30, 2017. The allowance for loan losses to nonperforming loans ratio decreased to 142.16% at September 30, 2018 compared to 349.64% at September 30, 2017. The decrease in the allowance for loan losses to total loans and nonperforming loans ratios is primarily attributable to the loans acquired in 2017. As a result of the acquisitions of Citizens and BOJ, the Company is holding acquired loans that are carried net of a fair value adjustment for credit and interest marks and are only included in the allowance calculation to the extent that the reserve requirement exceeds the remaining fair value adjustment. Acquired loan balances are included in total loans and nonperforming loans, but had no additional reserve requirements at September 30, 2018.
The decrease in the allowance for loan losses to nonperforming loans ratio at September 30, 2018 is due to a $4.2 million increase in nonperforming loans compared to September 30, 2017. The increase in nonperforming loans compared to September 30, 2017 is mainly attributable to $3.5 million of nonperforming loans that were acquired in 2017.
Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs, which include recoveries of amounts previously charged off, for the three and nine months ended September 30, 2018 were $0.2 million and $0.8 million, respectively, equal to 0.02% and 0.07%, respectively, of the average loan balance for the period. Net charge-offs for the three and nine months ended September 30, 2017 were $0.1 million and $0.6 million, respectively, equal to 0.01% and 0.06%, respectively, of the average loan balance for the period.

Management believes the allowance for loan losses at September 30, 2018 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

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
There were 23 loans classified as TDRs at September 30, 2018 that totaled approximately $2.0 million, compared to 18 loans totaling $1.6 million at December 31, 2017. At September 30, 2018, 15 restructured loans were considered TDRs due to a modification of terms through adjustments to maturity, seven restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to forgiveness of interest due on the loan. As of September 30, 2018 three of the TDRs were in default of their modified terms and are included in nonaccrual loans. As of December 31, 2017, all restructured loans were performing under their modified terms. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.
The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans for which information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	September 30, 2018	December 31, 2017
Nonaccrual loans	$6,278	$3,547
Accruing loans past due 90 days or more	67	134
Total nonperforming loans	6,345	3,681
TDRs	1,141	1,621
Total nonperforming and TDRs	$7,486	$5,302
Interest income recognized on nonperforming and TDRs	$129	$185
Interest income foregone on nonperforming and TDRs	$273	$104
Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 0.47% and 0.29% of total loans at September 30, 2018 and December 31, 2017, respectively.
Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. No other real estate owned was sold during the three months ended September 30, 2018. Other real estate owned with a cost basis of $42,000 was sold during the nine months ended September 30, 2018, resulting in a net loss of $4,000. Other real estate owned with a cost basis of $0.4 million and $0.5 million was sold during the three and nine months ended September 30, 2017, respectively, resulting in a net gain of $37,000 and $32,000 for the respective periods. At September 30, 2018, approximately $0.8 million of loans secured by real estate were in the process of foreclosure.

The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	September 30, 2018	December 31, 2017
Construction and development	$185	$183
1-4 Family	—	42
Farmland	205	—
Commercial real estate	3,837	3,612
Total other real estate owned	$4,227	$3,837
Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Nine months ended September 30,
	2018	2017
Balance, beginning of period	$3,837	$4,065
Additions	227	—
Transfers from acquired loans	205	—
Acquired other real estate owned	—	429
Sales of other real estate owned	(42)	(481)
Write-downs	—	(183)
Balance, end of period	$4,227	$3,830
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
Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At September 30, 2018, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of September 30, 2018
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+300	(3.0)%
+200	(2.0)%
+100	(1.0)%
-100	3.5%
-200	3.6%
-300	1.9%

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
Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At September 30, 2018 and December 31, 2017, 64% and 66% of our total assets, respectively, were funded by core deposits.
Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At September 30, 2018, securities with a carrying value of $90.4 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $90.8 million in pledged securities at December 31, 2017.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2018, the balance of our outstanding advances with the FHLB was $208.1 million, an increase from $166.7 million at December 31, 2017. The total amount of the remaining credit available to us from the FHLB at September 30, 2018 was $462.7 million. Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $17.9 million of repurchase agreements outstanding at September 30, 2018 compared to $21.9 million of repurchase agreements outstanding at December 31, 2017. We maintain unsecured lines of credit with other commercial banks totaling $60.0 million. The lines of credit mature at various times within the next year. We had no outstanding balances on our unsecured lines of credit at September 30, 2018 and December 31, 2017.
Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. We do not hold any brokered deposits, as defined for federal regulatory purposes, although we do hold QwikRate® deposits, included in our time deposit balances, which we obtain through a qualified network to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At September 30, 2018, we held $58.7 million of QwikRate® deposits, a decrease compared to $70.5 million at December 31, 2017.
The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three and nine month periods ended September 30, 2018 and 2017.

	Percentage of Total				Cost of Funds
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Noninterest-bearing demand deposits	14%	14%	15%	12%	—%	—%	—%	—%
Interest-bearing demand deposits	26	26	25	28	0.83	0.71	0.73	0.70
Savings accounts	8	8	8	6	0.47	0.54	0.46	0.60
Time deposits	35	38	35	40	1.51	1.14	1.34	1.18
Short-term borrowings	10	10	10	11	1.83	1.19	1.64	1.05
Long-term borrowed funds	7	4	7	3	2.71	3.07	2.68	3.08
Total deposits and borrowed funds	100%	100%	100%	100%	1.15%	0.90%	1.03%	0.92%
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

The Company and the Bank each were in compliance with all regulatory capital requirements at September 30, 2018 and December 31, 2017. The Bank also was considered “well-capitalized” under the FDIC’s prompt corrective action regulations as of these dates. The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
September 30, 2018
Investar Holding Corporation:
Tier 1 leverage capital	$170,346	10.08%	$—	—%
Common equity tier 1 capital	163,846	11.43	—	—
Tier 1 capital	170,346	11.88	—	—
Total capital	197,670	13.79	—	—
Investar Bank:
Tier 1 leverage capital	185,534	10.98	84,467	5.00
Common equity tier 1 capital	185,534	12.96	93,075	6.50
Tier 1 capital	185,534	12.96	114,554	8.00
Total capital	194,655	13.59	143,193	10.00

December 31, 2017
Investar Holding Corporation:
Tier 1 leverage capital	$161,438	10.66%	$—	—%
Common equity tier 1 capital	154,938	11.75	—	—
Tier 1 capital	161,438	12.24	—	—
Total capital	187,530	14.22	—	—
Investar Bank:
Tier 1 leverage capital	175,943	11.63	75,668	5.00
Common equity tier 1 capital	175,943	13.35	85,647	6.50
Tier 1 capital	175,943	13.35	105,411	8.00
Total capital	183,867	13.95	131,764	10.00
Off-Balance Sheet Transactions
The Company currently holds interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 1.9 years. The total notional amount of the derivative contracts is $50.0 million.
The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $101,000 and $32,000 at September 30, 2018 and December 31, 2017, respectively.

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

	September 30, 2018	December 31, 2017
Commitments to extend credit:
Loan commitments	$221,237	$174,278
Standby letters of credit	11,177	3,832
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.
Additionally, at September 30, 2018, the Company had unfunded commitments of $0.1 million for its investment in Small Business Investment Company qualified funds.
For the three and nine months ended September 30, 2018 and for the year ended December 31, 2017, except as disclosed herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.
Contractual Obligations
The following table presents, at September 30, 2018, contractual obligations to third parties by payment date (dollars in thousands).

	Payments Due In:
	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$750,908	$—	$—	$—	$750,908
Time Deposits(1) (2)	370,067	157,172	16,088	—	543,327
Securities sold under agreements to repurchase(1)	17,931	—	—	—	17,931
Federal Home Loan Bank advances(2)	150,000	3,100	—	55,000	208,100
Subordinated debt(2)	—	—	—	18,600	18,600
Junior subordinated debt(2)	—	—	—	6,702	6,702
Total contractual obligations	$1,288,906	$160,272	$16,088	$80,302	$1,545,568

(1)	Excludes interest.

(2)	Excludes unamortized premiums and discounts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk as of December 31, 2017 are set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2018 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” There have been no material changes in the Company’s market risk since December 31, 2017. Please refer to the information in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management” in this report for additional information about the Company’s market risk for the nine months ended September 30, 2018.
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
Issuer Purchases of Equity Securities
The table below provides the information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended September 30, 2018.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
July 1, 2018 to July 31, 2018	5,832	$27.05	4,461	186,330
August 1, 2018 to August 31, 2018	38,380	27.12	38,306	148,024
September 1, 2018 to September 30, 2018	55	27.45	—	148,024
	44,267	$27.11	42,767	148,024

(1)	Includes 1,500 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated October 10, 2018, by and among Investar Holding Corporation, Investar Bank, and Mainland Bank (1)

3.1	Restated Articles of Incorporation of Investar Holding Corporation (2)

3.2	Amended and Restated By-laws of Investar Holding Corporation (3)

4.1	Specimen Common Stock Certificate (4)

4.2	Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee (5)

4.3	Supplemental Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee (6)

10.1	Form of Voting Agreement, dated October 10, 2018, among Investar Holding Corporation, Mainland Bank and the shareholders party thereto (7)

10.2	Form of Director Support Agreement, dated October 10, 2018, between Investar Holding Corporation, Mainland Bank and the directors of Mainland Bank (8)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on October 10, 2018 and incorporated herein by reference.

(2)	Filed as exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

(3)	Filed as exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.

(4)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

(5)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(6)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(7)	Filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 10, 2018 and incorporated herein by reference.

(8)	Filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 10, 2018 and incorporated herein by reference.

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

INVESTAR HOLDING CORPORATION

Date: November 9, 2018	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2018	/s/ Christopher L. Hufft
Christopher L. Hufft
Chief Financial Officer
(Principal Financial Officer)