Form 10-K
period 2018-12-31
Investar Holding Corp
filed 2019-03-15
CIK 1602658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
10500 Coursey Blvd., Baton Rouge, Louisiana 70816
(Address of principal executive offices, including zip code)
(225) 227-2222
(Registrant’s telephone number, including area code)
____________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock; $1.00 par value per share	Name of each exchange on which registered The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2018, was approximately $264,915,590.
The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 10,157,087 shares outstanding as of March 13, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders of Investar Holding Corporation are incorporated by reference into Part III of the Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

PART I

Item 1. Business
General
Investar Holding Corporation (the “Company”), a Louisiana corporation incorporated in 2009, is a financial holding company headquartered in Baton Rouge, Louisiana that conducts its operations primarily through its wholly-owned subsidiary, Investar Bank (the “Bank”), a Louisiana commercial bank, chartered in 2006. Through the Bank, the Company offers a wide range of commercial banking products tailored to meet the needs of individuals and small to medium-sized businesses. The primary markets served are Baton Rouge, New Orleans, and Lafayette, Louisiana, and their surrounding metropolitan areas, and, as of March 1, 2019, southeast Texas, including Houston and its surrounding metropolitan areas. These markets are served from our executive and operations center located in Baton Rouge and from twenty-four full service branches located throughout our market areas. We have experienced significant growth since the Bank was chartered, completing acquisitions in 2011, 2013, 2017 and 2019, as described below in more detail, and establishing additional branches in our market areas. As of December 31, 2018, on a consolidated basis, the Company had total assets of $1.8 billion, net loans of $1.4 billion, total deposits of $1.4 billion, and stockholders’ equity of $182.3 million.
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
The information set forth in this Annual Report on Form 10-K is as of March 15, 2019, unless otherwise indicated herein.
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
Lending Activities. Income generated by our lending activities represents a substantial portion of our total revenue. For the years ended December 31, 2018, 2017 and 2016, income from our lending activities comprised 85%, 84% and 81%, respectively, of our total revenue. Over the last three fiscal years, we have increased our focus on commercial real estate loans and commercial and industrial loans, including adding and expanding a new Commercial and Industrial division in early 2018.
Lending to Businesses. Our lending to small to medium-sized businesses falls into three general categories:

•
Commercial real estate loans. Approximately 50% of our total loans at December 31, 2018 were commercial real estate loans, which include multifamily, farmland and commercial real estate loans, with owner-occupied loans comprising approximately 43% of the commercial real estate loan portfolio. Commercial real estate loan terms generally are ten years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 120 months, and we generally charge an origination fee. We do not offer non-recourse loans. Risks associated with commercial real estate loans include, among other things, fluctuations in the value of real estate, new job creation trends, tenant vacancy rates, and the quality of the borrower’s management. We attempt to limit risk by analyzing a borrower’s cash flow and collateral value on an ongoing basis. Also, we typically require personal guarantees from the principal owners of the property, supported by a review of their personal financial statements, as an additional means of mitigating our risk. We also manage risk by avoiding concentrations in any one business or industry.

•
Construction and development loans. Construction and development loans, which consist of loans for the construction of commercial projects, single family residential properties and multifamily properties, accounted for approximately 11% of our total loans at December 31, 2018. Our construction and development loans are made on both a “pre-sold” basis and on a “speculative” basis. Construction and development loans are generally made with a term of 6 to 18 months, with interest accruing at either a fixed or floating rate and paid monthly. These loans are secured by the underlying project being built. For construction loans, loan to value ratios range from 70% to 80% of the developed/completed value, while for development loans our loan to value ratios typically will not exceed 70% to 75% of such value. Speculative loans are based on the borrower’s financial strength and cash flow position, and we disburse funds in installments based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector.

Construction lending entails significant additional risks compared to commercial real estate or residential real estate lending due to the dynamics of construction projects, changes in interest rates, the long-term financing market, and state and local government regulations. One such risk is that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and to calculate related loan-to-value ratios. We attempt to minimize the risks associated with construction lending by limiting loan-to-value ratios as described above. In addition, as to speculative development loans, we generally make such loans only to borrowers that have a positive pre-existing relationship with us. We also manage risk by using specific underwriting policies and procedures for these types of loans and by avoiding excessive concentrations in any one business or industry.

•
Commercial and industrial loans. Commercial and industrial loans primarily consist of working capital lines of credit and equipment loans. We often make commercial loans to borrowers with whom we have previously made a commercial real estate loan. The terms of these loans vary by purpose and by type of underlying collateral. We make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the relevant piece of equipment. Loans to support working capital typically have terms not exceeding one year, and such loans are secured by accounts receivable or inventory. Fixed rate loans are priced based on collateral, term and amortization. The interest rate for floating rate loans is typically tied to the prime rate published in The Wall Street Journal. Commercial and industrial loans accounted for approximately 15% of our total loans at December 31, 2018.

Commercial lending generally involves different risks from those associated with commercial real estate lending or construction lending. Although commercial loans may be collateralized by equipment or other business assets (including real estate, if available as collateral), the repayment of these types of loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the general business conditions of the local economy and the borrower’s ability to sell its products and services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, are the chief considerations when assessing the risk of a commercial loan. The liquidation of collateral, if any, is considered a secondary source of repayment because equipment and other business assets may, among other things, be obsolete or of limited resale value. We actively monitor certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors.
Lending to Individuals. We make the following types of loans to our individual customers:

•
Consumer loans. Consumer loans represented 3% of our total loans at December 31, 2018. We make these loans (which are normally fixed-rate loans) to individuals for a variety of personal, family and household purposes, secured and unsecured installment and term loans, second mortgages, home equity loans and home equity lines of credit. Because many consumer loans are secured by depreciable assets such as cars, boats and trailers, the loans are amortized over the useful life of the asset. The amortization of second mortgages generally does not exceed 15 years and the rates generally are not fixed for more than 60 months. As a general matter, in underwriting these loans, our credit analysts review a borrower’s past credit history, credit scores, past income level, debt history and, when applicable, cash flow and debt to income ratio, and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. A comparison of the value of the collateral, if any, to the proposed loan amount, is also a consideration in the underwriting process. Repayment of consumer loans depends upon key consumer economic measures and upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. A shortfall in the value of any collateral also may pose a risk of loss to us for these types of loans.

Indirect auto loans comprised the largest component of our consumer loans, representing 67% of our total consumer loans at December 31, 2018. We were an indirect lender for our auto loans, meaning that the loans were originated by automobile dealerships and then assigned to us. These dealerships were selected based on our review of their operating history and the dealership’s reputation in the marketplace, which we believe helped to mitigate the risks of fraud or negligence by the dealership. At all times, the decision whether or not to provide financing resided with us.

In November 2015, the Bank announced that it was exiting the indirect auto loan origination business. The Bank discontinued accepting indirect auto loan applications December 31, 2015, but continued to process and fund applications that were accepted on or before that date. The Bank will continue to service the current indirect auto loan portfolio for its duration. At December 31, 2018, the weighted average remaining term of the indirect auto loan portfolio was 2.7 years.

•
Residential real estate. One-to-four family residential real estate loans, including second mortgage loans, comprised approximately 20% of our total loans at December 31, 2018. Second mortgage loans in this category include only loans we make to cover the gap between the purchase price of a residence and the amount of the first mortgage; all other second mortgage loans are considered consumer loans. Loan to value ratios do not typically exceed 80%, although some of the mortgage loans that we retain in our portfolio may have higher loan to value ratios. We use an independent appraiser to establish collateral values. We generate residential real estate mortgage loans through Bank referrals and contacts with real estate agents in our markets. We do not originate subprime residential real estate loans.

Deposits. We offer a broad base of deposit products and services to our individual and business clients, including savings, checking, and money market accounts, debit cards and mobile banking with smartphone deposit capability, as well as a variety of certificates of deposit and individual retirement accounts. We also offer a reciprocal deposit product that allows customers to have funds in excess of the $250,000 FDIC insurance limit insured by the FDIC. For our business clients, we offer a competitive suite of cash management products which include, but are not limited to, remote deposit capture, electronic statements, positive pay, ACH origination and wire transfer, investment sweep accounts and enhanced business internet banking.
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
Acquisition Activity
General. To complement our organic growth strategy, from time to time, we evaluate potential acquisition opportunities. We believe there are many banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the increasing regulatory burden. Our management team has a long history of identifying targets, assessing and pricing risk and executing acquisitions in a creative, yet disciplined, manner. We seek acquisitions that provide meaningful financial benefits, long-term organic growth opportunities and expense reductions, without compromising our risk profile. Additionally, we seek banking markets with favorable competitive dynamics and potential consolidation opportunities. All of our acquisition activity is evaluated and overseen by a standing Merger and Acquisition Committee of our board of directors. Acquisitions completed since January 1, 2016 are discussed below.
Acquisition of Citizens Bancshares, Inc. On July 1, 2017, the Company completed its acquisition of Citizens Bancshares, Inc. (“Citizens”) and its wholly-owned subsidiary, Citizens Bank, headquartered in Ville Platte, Louisiana, with two additional branch locations in Mamou and Pine Prairie, Louisiana. The Company acquired all of the outstanding common stock of the former Citizens shareholders for a total cash consideration of $45.8 million. The Company acquired assets with a fair value of approximately $250.7 million, including $129.2 million in loans, assumed $212.2 million in deposits, and recognized $9.1 million in goodwill.
Acquisition of BOJ Bancshares, Inc. On December 1, 2017, the Company completed its acquisition of BOJ Bancshares, Inc. (“BOJ”) and its wholly-owned subsidiary, The Highlands Bank, headquartered in Jackson, Louisiana, with four additional branch locations in Baton Rouge, Slaughter, St. Francisville, and Zachary, Louisiana. The Company acquired all of the outstanding common stock of the former BOJ shareholders for a total consideration of $22.7 million, $3.95 million of which was cash with the remaining consideration in the form of 799,559 shares of the Company’s common stock. The Company acquired assets with a fair value of approximately $152.1 million, including $102.4 million in loans, assumed $125.8 million in deposits, and recognized $5.7 million in goodwill.
Acquisition of Mainland Bank. On March 1, 2019, the Company completed its acquisition of Mainland Bank (“Mainland”), headquartered in Texas City, Texas, with two additional locations in Houston and Dickinson, Texas. The Company acquired all of the outstanding common stock of the former Mainland shareholders for a total consideration of $18.6 million in the form of 763,849 shares of the Company’s common stock. On March 1, 2019, Mainland had approximately $125.5 million in assets, $83.6 million in gross loans, and $107.6 million in total deposits. The Company is currently evaluating the fair value of the acquired assets that will be recorded in the consolidated financial statements.

De Novo Branches
During our last three fiscal years, we have opened three full-service branch locations, including two locations in the Baton Rouge market and one location in the New Orleans market, in addition to the branches we acquired through our acquisition activity. We expect to open two de novo branches in 2019.
Competition
We face competition in all major product and geographic areas in which we conduct our operations. Through the Bank, we compete for available loans and deposits with state, regional and national banks, as well as savings and loan associations, credit unions, finance companies, mortgage companies, insurance companies, brokerage firms and investment companies. All of these institutions compete in the delivery of services and products through availability, quality and pricing, both with respect to interest rates on loans and deposits and fees charged for banking services. Many of our competitors are larger and have substantially greater resources than we do, including higher total assets and capitalization, greater access to capital markets, and a broader offering of financial services. As larger institutions, many of our competitors can offer more attractive pricing than we can offer and have more extensive branch networks from which they can offer their financial services products.
While we continually strive to offer competitive pricing for our banking products, we believe that our community bank approach to customers, focusing on quality customer service, and maintaining strong customer relationships affords us the best opportunity to successfully compete with other institutions. In addition, as a smaller institution, we think we can be flexible in developing and implementing new products and services. Further, in recent years there has been consolidation activity involving banks with a presence in our markets. In our view, mergers and other business combinations within our markets provide us with growth opportunities. Many acquisitions, especially when local institutions are acquired by institutions based outside our markets, result not only in customer disruption but also in a loss of market knowledge and relationships that we believe provide us the opportunity to acquire customers seeking a personalized approach to banking. Furthermore, acquisition activity typically creates opportunities to hire talented personnel from the combining institutions.
The following table sets forth certain information about our total deposits and our market share and is shown as of June 30, 2018, which is the latest date for which such information is available.

Market (MSA)	Investar Total Deposits	Investar Market Share
	(in millions)
Baton Rouge	$578	3.0%
New Orleans	171	0.9
Lafayette	139	2.0
Evangeline Parish(1)	207	33.1
East and West Feliciana Parishes(1)	137	27.5

(1)
Evangeline Parish and East and West Feliciana Parishes are not included in Louisiana Metropolitan Statistical Areas but are included in this table to reflect the deposit balances of our acquired branches in these parishes.

Supervision and Regulation
General. Banking is highly regulated under federal and state law. The following is a brief summary of certain aspects of that regulation which are material to us, and does not purport to be a complete description of all regulations that affect us or all aspects of those regulations. To the extent particular statutory and regulatory provisions are described, the description is qualified in its entirety by reference to the particular statute or regulation.
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
The Dodd-Frank Act. The Dodd-Frank Act, enacted on July 21, 2010, aims to restore responsibility and accountability to the financial system by significantly altering the regulation of financial institutions and the financial services industry. Full implementation of the Dodd-Frank Act has required and will continue to require many new rules to be issued by federal regulatory agencies over the next several years, and will continue to profoundly affect how financial institutions will be regulated in the future. The ultimate effect of the Dodd-Frank Act and its implementing regulations on the financial services industry in general, and on us in particular, is uncertain at this time.
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

•	directed the Federal Reserve to establish interchange fees for debit cards under a restrictive “reasonable and proportional cost” per transaction standard;

•	limited the ability of banking organizations to sponsor or invest in private equity and hedge funds and to engage in proprietary trading;

•	increased regulation of consumer protections regarding mortgage originations, including originator compensation, minimum repayment standards, prepayment consideration, and mortgage servicing;

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

Some of these provisions have had and may continue to have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot currently be foreseen. The specific impact on our current activities or new financial activities we may consider in the future, our financial performance and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act are subject to ongoing implementation and will take effect over several years. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our financial condition and results of operations.
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
In addition, in December 2018, the U.S. federal banking agencies finalized rules that would permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new current expected credit loss accounting rule in retained earnings over a period of three years. For further discussion of the new current expected credit loss accounting rule, see Note 1 to the consolidated financial statements.
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

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories that, if undertaken, could have a material adverse effect on our operations or financial condition. For example, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, banking regulators must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized institution also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.
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
The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank. As of December 31, 2018, Investar Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework as currently in effect.
Basel III. On July 2, 2013, the federal banking agencies adopted a final rule revising the regulatory capital framework applicable to all top tier bank holding companies with consolidated assets of $500 million or more and all banks, regardless of size. The Basel III framework became effective on January 1, 2015, although the capital conservation buffer, which is discussed in greater detail below, has been phased in over a three year period, beginning January 1, 2016, and became fully phased in as of January 1, 2019.
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
Under the Basel III framework, Tier 1 capital is redefined to include two components: (1) common equity Tier 1 capital and (2) additional Tier 1 capital. Common equity Tier 1 capital consists solely of common stock (plus related surplus), retained earnings, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. With limited exceptions, trust preferred securities and cumulative perpetual preferred stock will no longer qualify as Tier 1 capital. Tier 2 capital consists of instruments that currently qualify as Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. In addition, the Basel III framework establishes certain deductions from and adjustments to the regulatory capital ratios.
The federal banking agencies proposed a rule in November 2018 that, if adopted, would allow bank holding companies with less than $10.0 billion in total consolidated assets and limited amounts of certain assets and off balance sheet exposures and a bank leverage ratio of greater than 9% to elect to use the Community Bank Leverage Ratio (“CBLR”) framework. A community banking organization electing to use the CBLR framework would have a simplified capital regime and would be considered well capitalized as long as it had a leverage ratio of greater than 9% and adequately capitalized with a leverage ratio of at least 7.5%.
The Basel III framework also implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum capital requirements to avoid certain restrictions on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer must be composed of common equity Tier 1 capital. The capital conservation buffer requirement effectively requires banking organizations to maintain regulatory capital ratios at least 50 basis points higher than well capitalized levels under prompt corrective action standards to avoid the restrictions on capital distributions, stock repurchases and discretionary bonus payments to executive officers.

The Basel III framework alters the method under which banking organizations must calculate risk-weighted assets in an effort to make the calculation of risk-weighted assets more risk sensitive, to better account for risk mitigation techniques, and to create substitutes for credit ratings (in accordance with the Dodd-Frank Act). The standardized approach, which applies to us, includes additional exposure categories as compared with prior standards including a new high volatility commercial real estate category that is risk-weighted at 150%. Although a number of asset classes will be risk-weighted differently, the Basel III framework does not change standardized risk weightings for certain assets, including residential mortgages.
Although management is continuing to evaluate the impact the Basel III framework will have on the Company and the Bank, we were in compliance with all applicable minimum regulatory capital requirements as of December 31, 2018, and management believes that at December 31, 2018, the Company and the Bank would have met all new capital adequacy requirements under the new Basel III framework on a fully phased-in basis if such requirements were then effective.
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
The required capital ratios set forth above are minimums, and the Federal Reserve and the Office of the Comptroller of the Currency may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy.
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
Concentrated Commercial Real Estate Lending Regulations
The federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2018, the Company did not have a concentration in commercial real estate as defined by the regulatory guidance.

Financial Privacy and Cybersecurity Requirements
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
Federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management. A financial institution is expected to implement multiple lines of defense against cyber-attacks. Financial institutions are also expected to implement procedures designed to address the risks posed by potential cyber threats, and to allow the institution to respond and recover effectively after a cyber-attack. The Company has adopted procedures designed to comply with the regulatory cybersecurity guidance.
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

Employees
As of December 31, 2018, we had 255 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.
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
Risks Related to our Business
As a business operating in the financial services industry, our business and operations may be adversely affected by current economic conditions and geopolitical matters.
Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, or a combination of these or other factors. While economic conditions in our primary markets of south Louisiana and, following our recent acquisition of Mainland Bank (“Mainland”), southeast Texas, generally have improved after the end of the most recent economic recession in 2009, concerns exist regarding the strength and length of the recovery. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.
Furthermore, the Federal Reserve, in an attempt to help the overall economy, has among other things, kept interest rates low in the recent past through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. However, the Federal Reserve increased the target range for the federal funds rate by 25 basis points in December 2016, by a total of 75 basis points during 2017, and by a total of 100 basis points during 2018 and has indicated the potential for further gradual increases in the target rate depending on the economic outlook. As the federal funds rate increased, market interest rates also increased, and future increases in the federal funds rate could lead to further increases in market interest rates which may negatively impact the housing markets and the U.S. economic recovery.
In addition, geopolitical matters, including international political unrest, disruptions in international trade patterns, and slow growth in sectors of the global economy, as well as acts of terrorism, war and other violence could result in disruptions or volatility in the financial markets, which could reduce the value of our assets or reduce liquidity. These negative events could have a material adverse effect on our results of operations and financial condition, including our liquidity position, and may affect our ability to access capital.
Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
We have grown our business primarily through de novo branching and through the acquisition of other financial institutions. Since June 14, 2006, we have opened nine de novo branches and acquired South Louisiana Business Bank (“SLBB”) in 2011, First Community Bank (“FCB”) in 2013, Citizens Bancshares, Inc. (“Citizens”) and BOJ Bancshares, Inc. (“BOJ”) in 2017, and Mainland in the first quarter of 2019. We intend to continue pursuing a growth strategy for our business through de novo branching and to evaluate attractive acquisition opportunities that are presented to us. Our growth prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following:

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

•
De Novo Branching; Branch Acquisitions. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our de novo branches can be expected to negatively impact our earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in opening any of our de novo branches. We may be unable to accomplish future de novo branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, or other factors. We may also be unable to identify and acquire suitable operating branches. Finally, we have no assurance our de novo branches or branches that we may acquire will be successful even after they have been established or acquired, as the case may be. During the last three fiscal years, we have opened three de novo branches, and we expect to open two in 2019.

•
Expansion into New Markets. As we grow into new markets in Louisiana, Texas and in other states, we are likely to encounter customer demographics and financial services offerings unlike those found in our current markets. In these markets we are likely to face competition from a wide array of financial institutions, including much larger, better-established financial institutions. Competition for qualified personnel in these markets may be intense, and there may be a limited number of qualified persons with knowledge of and experience in the commercial banking industry in these markets. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from other banks or may be unable to do so at a reasonable cost. In addition, we may face difficulties in identifying and gaining access to customers. Prior to our acquisition of Mainland in the first quarter of 2019, we operated exclusively in Louisiana. With our acquisition of Mainland, we entered the greater Houston, Texas area. The financial services industry in this area is highly competitive, and the challenges of operating in two states may be greater than we anticipate.

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
We are a community bank and our reputation is one of the most valuable components of our business. Much of our growth over the past several years has depended on attracting new customers from competing financial institutions and increasing our market share, primarily through the involvement of our employees in the communities that we serve. In addition, our ability to attract and retain highly-skilled management and employees is impacted by our reputation. A negative public opinion of our business can result from any number of activities, including our lending practices, corporate governance, and regulatory compliance, acquisitions, and actions taken by our regulators or by community organizations in response to these activities. Significant harm to our reputation could also arise as a result of regulatory or governmental actions, litigation, employee misconduct, or the activities of our customers, other participants in the financial services industry or our contractual counterparties, such as our service providers and vendors. Damage to our reputation could also adversely affect our credit ratings and access to capital markets.

Our business is concentrated in southern Louisiana and southeast Texas, and an economic downturn affecting southern Louisiana or southeast Texas may magnify the adverse effects and consequences to us.
We currently conduct our operations primarily in southern Louisiana, and more specifically, in the Baton Rouge, New Orleans and Lafayette metropolitan areas. In the first quarter of 2019, we entered the greater Houston, Texas area with our acquisition of Mainland. At December 31, 2018, approximately 96% of the secured loans in our total loan portfolio were secured by properties and other collateral located in Louisiana, while approximately 69% of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or work in either the Baton Rouge or New Orleans metropolitan area. This geographic concentration imposes a greater risk to us than to our competitors in the area who maintain significant operations outside of our selected markets. Accordingly, any regional or local economic downturn, or natural or man-made disaster, that affects southern Louisiana, southeast Texas, or existing or prospective property or borrowers in such areas may affect us and our profitability more significantly and more adversely than our more geographically diversified competitors. Deterioration in economic conditions in the markets we serve could result in one or more of the following:

•	an increase in loan delinquencies;

•	an increase in problem assets and foreclosures;

•	a decrease in the demand for our products and services;

•
a decrease in the value of collateral for loans, especially real estate, in turn reducing our customers’ borrowing power, the value of assets associated with problem loans and collateral coverage; and/or

•	a decrease in supply of customer deposits, which could impact our liquidity.
More particularly, much of our business development and marketing strategy is directed toward fulfilling the banking and financial services needs of small to medium-sized businesses. Such businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact our selected markets and these businesses are adversely affected, our financial condition and results of operations may be negatively affected.
Adverse economic factors affecting particular industries could have a negative effect on our customers and their ability to make payments to us.
In addition to the geographic concentration of our markets, certain industry-specific economic factors also affect us. For example, a downturn in segments of the commercial and residential real estate industries in our markets due to adverse economic factors affecting particular industries could have an adverse effect on our customers. In addition, the energy sector, which is historically cyclical, has experienced significant volatility and a decline in oil and gas prices. For example, Brent crude prices declined from highs above $100 per barrel in mid-2014 to lows below $40 per barrel in late 2015 and early 2016. Prices generally rose to levels above $70 per barrel in the third quarter of 2018 before declining to close at $50.57 at the end of 2018, and then generally rising during the beginning of 2019. While we consider our exposure to the energy sector to not be significant, comprising approximately 2.6% of total loans at December 31, 2018, should the price of oil and gas decline further and/or remain at a low price for an extended period, the general economic conditions in our south Louisiana and southeast Texas markets could be negatively affected, which could have a material adverse effect on our business, financial condition, and results of operations.
We have a significant number of loans secured by real estate, and a downturn in the real estate market could result in losses and negatively impact our profitability.
At December 31, 2018, approximately 82% of our total loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower but its value may deteriorate during the time the credit is extended. Declines in real estate values in our southern Louisiana and southeast Texas markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for loan losses to address the deterioration in the value of the real estate securing our loans. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, cash flows and growth prospects.
Commercial real estate loans may expose us to greater risks than our other real estate loans.
Our loan portfolio includes nonowner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2018, our nonowner-occupied commercial real estate loans totaled $328.8 million, or 23% of our total loan portfolio.

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
As of December 31, 2018, our allowance for loan losses as percentages of total loans and nonperforming loans was 0.67% and 158.9%, respectively. The determination of the appropriate level of the allowance is inherently subjective, involves a high degree of judgment and complexity, and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. In addition, loans acquired in connection with business combination transactions are measured at fair value, based on management’s estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. Because fair value measurements incorporate assumptions regarding credit risk, no allowance for loan losses related to the acquired loans is recorded on the acquisition date.

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
Commercial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or other loans or investments. These types of loans are also typically larger than residential real estate loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and commercial real estate loans with relatively large balances, the deterioration of a material amount of these loans may cause a significant increase in our allowance for loan losses, non-performing assets, TDRs and/or past due loans. An increase in our allowance for loan losses, non-performing assets, TDRs, and/or past due loans could result in a loss of earnings, or an increase in loan charge-offs, which would have an adverse impact on our results of operations and financial condition.
In addition, in June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that will replace the current approach under GAAP for establishing the allowance for loan losses, which generally considers only past events and current conditions. This new standard, referred to as Current Expected Credit Loss (“CECL”), requires financial institutions to project a loan’s lifetime losses at origination, as opposed to the current framework which allows adjustments to the provision for loan and lease losses when losses are assessed as probable in an existing loan. As an emerging growth company, this standard will be effective for us beginning January 1, 2020. At this time, we do not know and cannot reasonably quantify the impact of the adoption of CECL from the current incurred loss method. The new standard is expected to generally result in increases to allowance levels and will require the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness. In December 2018, the Federal Deposit Insurance Corporation (“FDIC”), Federal Reserve and Office of the Comptroller of the Currency issued a final rule to allow a banking organization to elect to phase in the regulatory capital impact over a three-year period. A failure to effectively measure the effect of CECL may result in significant overstatement or understatement of our allowance for loan and lease losses, and in the event of an understatement, may necessitate that we significantly increase our allowance for loan and lease losses, which could adversely affect our net income.
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

Changes in interest rates could have an adverse effect on our profitability.
The majority of our assets and liabilities are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Changes in interest rates may affect our net interest income as well as the valuation of our assets and liabilities. We cannot predict with certainty changes in interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, competition for loans and deposits, domestic and international events, changes in the United States and other financial markets and the policies of the Federal Reserve. Our earnings depend significantly on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect to periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates move contrary to our position, this “gap” may work against us, and our earnings may be adversely affected.
When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in the general level of interest rates may also, among other things, adversely affect our current borrowers’ ability to repay variable rate loans, the demand for loans and our ability to originate loans and decrease loan prepayment rates, or could increase the cost of the Company's deposits. Conversely, a decrease in the general level of interest rates, among other things, may lead to prepayments on our loan and mortgage-backed securities portfolios, which could result in decreased yields on earning assets. Volatility in interest rates may increase competition for deposits, and raise the cost of deposits. Accordingly, changes in the general level of market interest rates may adversely affect our net yield on interest-earning assets, loan origination volume and our overall results.
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
In addition, as interest rates increase, the ability of borrowers to repay their current loan obligations could be negatively impacted, which would adversely affect our results of operations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs but also necessitate further increases to the allowance for loan losses. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income, but we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income. On the other hand, in a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Interest Rate Risk.

Changes in the method pursuant to which the LIBOR and other benchmark rates are determined could adversely impact our business and results of operations.
Our floating-rate funding, certain hedging transactions and certain of the products we offer, such as floating-rate loans, determine their applicable interest rate or payment amount by reference to a benchmark rate, such as LIBOR, or to an index, currency, basket or other financial metric. LIBOR and certain other benchmark rates are the subject of recent national, international, and other regulatory guidance and proposals for reform. In July 2017, the Chief Executive of the Financial Conduct Authority announced that the Financial Conduct Authority intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments. Certain of our LIBOR-based financial products and contracts, including, but not limited to, hedging products, debt obligations, investments and loans, extend beyond 2021. We are in the process of assessing the impact that a cessation or market replacement of LIBOR would have on these various products and contracts.
Loss of deposits or a change in deposit mix could increase the Company's funding costs.
Deposits are a low cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs could increase if the Company loses deposits and replaces them with more expensive sources of funding, customers may shift their deposits into higher cost products, or the Company may need to raise its interest rates to avoid losing deposits. Higher funding costs reduce the Company’s net interest margin, net interest income and net income.
By engaging in derivative transactions, we are exposed to credit and market risk, which could adversely affect our profitability and financial condition.
We manage interest rate risk by utilizing derivative instruments, such as interest rate swap contracts, to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Hedging interest rate risk is a complex process, requiring sophisticated models and constant monitoring. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative instrument. Market risk exists to the extent that interest rates change in ways that are significantly different from what was expected when we entered into the derivative agreement. The existence of credit and market risk associated with our derivative instruments could adversely affect our profitability and financial condition.
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
Our business is concentrated in southern Louisiana, in the Baton Rouge, New Orleans and Lafayette metropolitan areas in particular, and following the acquisition of Mainland, in the greater Houston, Texas area. Our selected markets are susceptible to major hurricanes, floods, tropical storms and other natural disasters and adverse weather, the nature and severity of which can be difficult to predict. These natural disasters can disrupt our operations, cause widespread property damage and severely depress the local economies in which we operate. For example, Hurricane Gustav in 2008 severely impacted our headquarters city of Baton Rouge, with power in many areas of the city not being restored for nearly three weeks after the hurricane. In addition, Hurricane Katrina in August 2005 and the historic flooding of Baton Rouge and surrounding areas in August 2016 had significant impacts in several markets in which we conduct business. Hurricane Harvey caused significant damage and flooding in Texas when it made landfall in August 2017. The 2010 Deepwater Horizon oil spill in the Gulf of Mexico illustrated that man-made disasters can also adversely affect economic activity in the markets in which we operate. Any economic decline as a result of a natural disaster, adverse weather, oil spill or other man-made disaster can reduce the demand for loans and our other products and services.

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
We have historically sold certain mortgage loans that we originate as well as pools of our consumer loans. In connection with these sales, we are typically required to make representations and warranties to the purchaser about the loans sold and the procedures under which those loans have been originated. If these representations and warranties are incorrect, we may be required to indemnify the purchaser for its losses or we may be required to repurchase part or all of the affected loans. Borrower fraud may also cause us to have to repurchase loans that we have sold. If we are required to make any indemnity payments or repurchases and do not have a remedy available to us against a solvent counterparty, we may not be able to recover our losses resulting from these indemnity payments and repurchases. Consequently, our results of operations may be adversely affected.
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
The integration of Mainland with the Company may be more difficult, costly or time-consuming than expected, and the anticipated benefits and cost savings of this acquisition by the Company may not be realized.
The acquisition component of the Company’s growth strategy depends on the successful integration of our acquisition of Mainland. The Company and Mainland have previously operated independently from each other. The acquisition of Mainland represents the Company’s first expansion outside Louisiana. The success of the acquisition or proposed acquisition, including anticipated benefits and cost savings, will depend, in part, on the Company’s ability to successfully combine and integrate the business within the Company’s projected timeframe in a manner that permits growth opportunities and does not materially disrupt existing customer relationships or result in decreased revenues due to loss of customers.

A number of factors could affect the Company’s ability to successfully combine its business with Mainland, including the following:

•	the potential for unexpected costs, delays and challenges that may arise in integrating the acquisition into the Company’s existing business;

•	unexpected obstacles to the Company’s ability to realize the expected cost savings and synergies from the acquisition;

•	the Company’s ability to retain key employees and maintain relationships with significant customers and depositors of the acquired business;

•	diversion of management’s attention and resources during integration efforts;

•	challenges related to operating at new locations and in a new State; and

•	discovery following the acquisition of previously unknown liabilities associated with the acquired business.
If the Company encounters significant difficulties in the integration process, the anticipated benefits of the acquisition or proposed acquisition may not be realized fully, or at all, or may take longer to realize than expected. Failure to achieve the anticipated benefits of the acquisition or proposed acquisition in the timeframes projected by the Company could result in increased costs and decreased revenues. This could have a dilutive effect on the combined company’s earnings per share. If the Company is unable to successfully integrate the business it acquires, the Company’s business, financial condition and results of operations may be materially adversely affected.
We may face risks with respect to future acquisitions.
When we attempt to expand our business in Louisiana, Texas and other states through mergers and acquisitions, we seek targets that are culturally similar to us, have experienced management and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans highlighted above, acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

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

With respect to the risks particularly associated with the integration of an acquired business, we may encounter a number of difficulties, such as:

•	customer loss and revenue loss;

•	the loss of key employees;

•	the disruption of our operations and business;

•	our inability to achieve expected cost savings and synergies;

•	our inability to maintain and increase competitive presence;

•	greater than expected negative effects of any divestitures required by regulatory authorities;

•	possible inconsistencies in standards, control procedures and policies; and/or

•	unexpected problems with operations, personnel, technology, credit and costs, or reduced cost savings.

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
The Company may not be able to complete future announced acquisitions.
We must generally satisfy a number of meaningful conditions before we can complete an announced acquisition of another bank or bank holding company, including federal and/or state regulatory approvals. In determining whether to approve a proposed bank or bank holding company acquisition, bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition and future prospects, including current and projected capital ratios and levels, the competence, experience and integrity of management and record of compliance with laws and regulations, the convenience and the needs of the communities to be served. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. In specific cases, we may be required to sell banks or branches, or take other actions as a condition to receiving regulatory approval. An inability to satisfy other conditions necessary to consummate an acquisition transaction, such as third-party litigation, a judicial order blocking the transaction or lack of shareholder approval, could also prevent us from completing an announced acquisition.
If the goodwill that we record in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on our financial condition and results of operations.
Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase of another financial institution. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired.
We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2018, our goodwill totaled $17.4 million, $14.7 million of which was recognized in 2017 in connection with two acquisitions. While we have not recorded any such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.
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
We rely on information technology and telecommunications systems and third-party vendors, and our failure to effectively implement new technology or a disruption of service could adversely affect our operations and financial condition.
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
As part of our banking business, we collect, use and hold sensitive data concerning individuals and businesses with whom we have a banking relationship. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations and statutory and regulatory requirements. The increasing sophistication of cyber-criminals makes it extremely difficult to keep up with new threats and could result in a breach of our data security. Patching and other measures to protect existing systems and servers could be inadequate, especially on systems that are being retired. Controls employed by our information technology department and third-party vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of our employees or other internal sources or by merchants using our customers’ debit and credit cards, software bugs or other technical malfunctions, or other causes. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks. As a result of any of these threats, our computer systems and/or our customer accounts could become vulnerable to misappropriation of confidential information, account takeover schemes or cyber-fraud. Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.
A breach of our security that results in unauthorized access to our data could result in violations of applicable privacy and other laws and expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, customer notification requirements, significant increases in compliance and insurance costs, increases in costs for measures to minimize these risks, loss of confidence in our security measures, and reputational damage, any of which could individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition, prospects, and shareholder value.

We have attempted to address these concerns by backing up our systems as well as retaining qualified third-party vendors to test and audit our network. However, there can be no guarantees that our efforts will be successful in avoiding material problems with our information technology and telecommunications systems. We may not be able to anticipate all cyber security breaches or implement effective preventative measures against such breaches.
We face significant operational and other risks related to our activities, which could expose us to negative publicity, litigation and/or regulatory action.
We are exposed to many types of operational risks, including business continuity, process, third party, information technology, human resource, model, and fraud risks. Our fraud risks include fraud committed by external parties against the Company or our customers and fraud committed internally by our associates. Certain fraud risks, including identity theft and account takeover may increase as a result of customers' account or personally identifiable information being obtained through breaches of retailers' or other third parties’ networks. We have established processes and procedures intended to identify, measure, monitor, mitigate, report and analyze these risks; however, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated, monitored or identified. If our risk management framework proves ineffective, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems and we may be subject to potential claims from third parties and government agencies. We may also suffer severe reputational damage. Any of these consequences could adversely affect our business, financial condition or results of operations. In particular, the unauthorized disclosure, misappropriation, mishandling or misuse of personal, non-public, confidential or proprietary information of customers could result in significant regulatory consequences, reputational damage and financial loss.
Because the nature of the financial services industry involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. The Company’s necessary dependence upon automated systems to record and process our transaction volume may further increase the risk that technical flaws or associate tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. The Company is further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees we are) and to the risk that the Company (or our vendors’) business continuity and data security systems prove to be inadequate.
Our success depends on our ability to respond to the threats and opportunities of fintech innovation.
Fintech developments, such as bitcoin, have the potential to disrupt the financial industry and change the way banks do business. Investment in new technology to stay competitive would result in significant costs and increased risks of cyber-attacks. Our success depends on our ability to adapt to the pace of the rapidly changing technological environment, which is crucial to retention and acquisition of customers. Effective July 31, 2018, the Office of the Comptroller of the Currency will grant limited-purpose national bank charters to fintech companies that offer bank products and services. The federal charter allows fintech companies to operate nationwide under a single set of national standards, without needing to seek state-by-state licenses or joining with brick-and-mortar banks, which could have the effect of allowing fintech companies to more easily compete with us for financial products and services in the communities we serve.
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

We may be subject to increased litigation which could result in legal liability and damage to our reputation.
The Company and the Bank have been named from time to time as defendants in litigation relating to our businesses and activities. Litigation may include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. We are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our business. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief.
In addition, in recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations, or cause significant harm to our reputation.
Risks Related to Our Industry
We operate in a highly regulated environment, which could restrain our growth and profitability.
We are subject to extensive regulation and supervision under federal and state banking laws and regulations that governs almost all aspects of our operations, including, among other things, our lending practices, capital structure, investment practices, dividend policy, operations and growth. These laws and regulations, and the supervisory framework that oversees the administration of these laws and regulations, are primarily intended to protect consumers, depositors, the Deposit Insurance Fund and the banking system as a whole, and not shareholders and counterparties. Furthermore, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on our operations and our ability to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Our efforts to comply with these additional laws, regulations and standards are likely to result in increased expenses and a diversion of management time and attention. The information under the heading “Supervision and Regulation” in Item 1, Business, provides more information regarding the regulatory environment in which we and the Bank operate.
The ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 could require significant management attention and resources and subject us to more stringent regulatory requirements.
The Dodd-Frank Act was signed into law on July 21, 2010, and the process of implementation is ongoing. This law significantly changed the then-existing bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act changes the regulatory structure to which we are subject in numerous ways, including, but not limited to, the following:

•
It established the Bureau of Consumer Financial Protection (the “CFPB”) as an independent entity within the Federal Reserve. The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards.

•	It increased the regulation of consumer protections regarding mortgage originations, including originator compensation, minimum repayment standards, and servicing requirements.

•
It required the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and “offset the effect” of increased assessments on insured depository institutions with assets of less than $10.0 billion.

•	It limited the interchange fees payable on debit card transactions.

•	It contained multiple new provisions affecting corporate governance and executive compensation at all publicly traded companies.

•	It repealed all federal prohibitions on the ability of financial institutions to pay interest on commercial demand deposit accounts.

There remains significant uncertainty surrounding the manner in which the provisions of the Dodd-Frank Act will ultimately be implemented by the various regulatory agencies and the full extent of the impact of the requirements on our operations is unclear, especially with the change from the Obama administration to the Trump administration. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, require the development of new compliance infrastructure, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.
Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.
The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of regulations on both the federal and state levels. The Federal Reserve, the FDIC and the OFI, periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal or state banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. If we become subject to any regulatory actions, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects. Failure to comply with any applicable regulations and supervisory expectations related thereto could result in fines, penalties, lawsuits, regulatory sanctions, reputation damage or restrictions on business.
We may be required to pay significantly higher FDIC deposit insurance premiums in the future.
The deposits of Investar Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. We are generally unable to control the amount of premiums that we are required to pay for FDIC deposit insurance. A bank’s regular assessments are determined by its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. The most recent economic recession, insured depository institution failures, general deterioration in banking and economic conditions, and significantly increased losses of the FDIC resulted in a decline in the designated reserve ratio of the FDIC to historical lows. To restore this reserve ratio and bolster its funding position, the FDIC imposed a special assessment on depository institutions and also increased deposit insurance assessment rates. Further increases in assessment rates are possible in the future, especially if there are additional bank failures. Any increase in deposit insurance assessment rates, or any future special assessment, could materially and adversely affect our business, results of operations, financial condition and growth prospects.
The short-term and long-term impact of the new regulatory capital rules is uncertain.
In July 2013, each of the U.S. federal banking agencies adopted final rules implementing the recommendations of the International Basel Committee on Bank Supervision to strengthen the regulatory capital requirements of all banking organizations in the United States. The new capital framework, referred to as Basel III, replaced the then-existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500 million in total assets, and all savings and loan holding companies. The final Basel III rules became effective with respect to the Company and the Bank on January 1, 2015, although the rules were not fully phased in until January 1, 2019.
The new rules establish a new regulatory capital standard based on Tier 1 common equity, increase the minimum Tier 1 capital risk-based capital ratio, and impose a capital conservation buffer of at least 2.5% of common equity Tier 1 capital above the new minimum regulatory capital ratios. Failure to meet the capital conservation buffer will result in certain limitations on dividends, capital repurchases, and discretionary bonus payments to executive officers. The rules also change the manner in which a number of our regulatory capital components are calculated compared to past calculations and the risk weights applicable to certain asset categories. Although there remains some uncertainty associated with the implementation and regulatory interpretation of the newly adopted standards, we expect that the new rules will generally require us to maintain greater amounts of regulatory capital. The new rules may also limit or restrict how we utilize our capital. A significant increase in our capital requirements could have a material adverse effect on our business, financial condition, results of operations or prospects.

The federal banking agencies proposed a rule in November 2018 that, if adopted, would allow bank holding companies with less than $10.0 billion in total consolidated assets and limited amounts of certain assets and off balance sheet exposures and a bank leverage ratio of greater than 9% to elect to use the Community Bank Leverage Ratio (“CBLR”). A community banking organization electing to use the CBLR framework would have a simplified capital regime and would be considered well capitalized as long as it had a leverage ratio of greater than 9% and adequately capitalized with a leverage ratio of at least 7.5%.
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
In addition, bank regulatory agencies consider the effectiveness of a financial institution’s anti-money laundering activities and other regulatory compliance matters when reviewing bank mergers and bank holding company acquisitions. Accordingly, non-compliance with the applicable regulations could materially impair the Company’s ability to enter into or complete mergers and acquisitions.
Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.
We regularly use third-party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Regulation requires us to perform due diligence and ongoing monitoring and control over our third-party vendors and other ongoing third-party business relationships. In certain cases we may be required to renegotiate our agreements with these vendors to meet these requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

Risks Related to Changes in Accounting Standards and Tax Laws
Changes in accounting standards are difficult to predict and can materially impact our financial statements.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB or regulatory authorities change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes are expected to continue and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. Additionally, significant changes to GAAP may require costly technology changes, additional training and personnel, and other expenses that will negatively impact our results of operations.
As discussed above, in June 2016, FASB issued a new accounting standard, referred to as Current Expected Credit Loss (“CECL”) that will replace the current approach under GAAP for establishing the allowance for loan losses. As an emerging growth company, this standard will be effective for us beginning January 1, 2020. In December 2018, the federal banking agencies issued a final rule to provide banking organizations with an option to phase in the regulatory capital effects of the CECL model, the new accounting standard for credit losses, over three years. For more information regarding the CECL model and related risks, see our risk factor entitled “Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio, and we may be required to further increase our provision for loan losses.”
Changes in tax laws and regulations and differences in interpretation of tax laws and regulations may adversely impact our financial statements.
From time to time, local, state or federal tax authorities change tax laws and regulations, which may result in a decrease or increase to our net deferred tax assets. Additionally, our net deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted by Congress. The enactment of the TCJA required us to revalue and reassess our net deferred tax assets reflecting the new federal income tax rate. As a result, in December 2017 we recognized a write-down of $0.3 million in our net deferred tax assets, with a corresponding increase to income tax expense. The majority of the provisions of the TCJA took effect on January 1, 2018. The provisions that impacted the Company included the reduction of the corporate income tax rate from 35% to 21%, changes to the deductibility of certain meals and entertainment expenses, and changes to the deductibility of executive compensation. The TCJA also accelerates expensing of certain depreciable property for assets placed in service after September 27, 2017 and before January 1, 2023.
Local, state or federal tax authorities may interpret tax laws and regulations differently than we do and challenge tax positions that we have taken on tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest, penalties, or litigation costs that could have a material adverse effect on our results. Potential litigation related to the Company could adversely affect the Company's financial position or results of operations.
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
Shares of our common stock eligible for future sale, including those that may be issued in any private or public offering of our common stock, as consideration in acquisition transactions, or as incentives under incentive plans, could adversely affect market prices for our common stock. As of December 31, 2018, we had 9,484,219 shares outstanding and 340,646 shares subject to options granted under our incentive plan. Because our outstanding shares of common stock either were issued in an offering registered under the Securities Act of 1933, as amended (the “Securities Act”) or have been held for more than one year, such shares are freely tradable, except for shares held by our affiliates (approximately 10% of shares outstanding as of December 31, 2018) and 135,848 shares that represent unvested restricted shares under our incentive plan. Shares issued under our incentive plan will be available for sale into the public market, except for shares held by our affiliates. Shares held by our affiliates may be resold subject to the restrictions in Rule 144 of the Securities Act. In the future, we may issue additional shares of common stock to raise capital for growth or as consideration in acquisition transactions or for other purposes, and such shares may be registered under the Securities Act and freely tradable.
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
In connection with the acquisitions of FCB and BOJ, we assumed junior subordinated debentures issued by FCB and BOJ and the obligations of related trust preferred securities issued by trusts established by FCB and BOJ. At December 31, 2018, we had trust preferred securities and accompanying junior subordinated debentures with a carrying value of $5.8 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the junior subordinated debentures we issued to the trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.
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

We cannot guarantee that our stock repurchase programs will be fully implemented or that they will enhance long-term shareholder value. Repurchases of our shares of common stock could also increase the volatility of the trading price of our shares of common stock and will diminish our cash reserves.
On February 5, 2019, our board of directors approved an additional 300,000 shares of the Company’s common stock for repurchase under a stock repurchase program, in addition to 2,288 shares remaining under the current repurchase program. The stock repurchase program does not obligate the Company to repurchase a specific number or dollar value of our shares of common stock and may be suspended or discontinued at any time, which could result in a decrease in the trading price of our shares of common stock. We cannot guarantee that the program will be fully consummated or that it will enhance long-term shareholder value. The stock repurchase program will diminish our cash reserves. In addition, repurchases of our shares of common stock through the program could affect the trading price of our shares of common stock and increase volatility. The existence of a stock repurchase program could cause the price of our common shares to be higher than it would be absent such a program and could potentially reduce the market liquidity for our common shares.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our main office, which serves as our executive and operations center, is located at 10500 Coursey Boulevard in Baton Rouge, Louisiana. In addition, we operate 21 branch offices located in Ascension (2), East Baton Rouge (6), Jefferson (2), Lafayette (1), Livingston (1), St. Tammany (1), Tangipahoa (1) West Baton Rouge (1), East Feliciana (2), West Feliciana (1) and Evangeline (3) Parishes, Louisiana and, as of March 1, 2019, three branch offices located in Galveston (2) and Houston (1) Counties, Texas. We also have two stand-alone automated teller machines in Baton Rouge, Louisiana and one stand-alone interactive teller machine in Lake Charles, Louisiana.
We own our main office and all of our branch offices in Louisiana. Each branch facility in Louisiana is a stand-alone building, equipped with an automated teller machine and on-site parking as well as providing for drive-up access. Of the branches acquired from Mainland, located in Texas, one location is owned and two are leased properties. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.
We also own a tract of land in each of the following parishes: St. Mary Parish; Calcasieu Parish; Lafayette Parish; East Baton Rouge Parish; and Jefferson Parish. Each tract of land has been designated as a future branch location. The timing of the development of these tracts is uncertain. Effective December 31, 2018, we lease a building in our New Orleans market that has been designated as a future branch location. We plan to operate our 25th full-service branch at this location by the second quarter of 2019.

Item 3. Legal Proceedings
From time to time we are party to ordinary routine litigation matters incidental to the conduct of our business. We are not presently party to, and none of our property is the subject of, any legal proceedings, the resolution of which we believe would have a material adverse effect on our business, financial condition, results of operations, cash flows, growth prospects or capital levels, nor were any such proceedings terminated during the fourth quarter of 2018.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the Nasdaq Global Market (the “Nasdaq”) under the symbol “ISTR.” As of March 13, 2018, there were approximately 718 holders of record of our common stock.
The following tables set forth the reported high and low intra-day sales prices for the Company’s common stock as reported by Nasdaq for the periods indicated.

2018	High	Low
4th quarter	$27.84	$22.53
3rd quarter	29.90	24.40
2nd quarter	28.95	24.05
1st quarter	26.55	23.10
2017
4th quarter	$24.60	$20.35
3rd quarter	24.15	20.25
2nd quarter	23.75	21.28
1st quarter	22.50	18.31
Dividends
The following table sets forth the amounts of dividends declared on the Company’s common stock during each quarterly period for the years ended December 31, 2018 and 2017.

2018	Amount Per Share
4th quarter	$0.0500
3rd quarter	0.0450
2nd quarter	0.0400
1st quarter	0.0350
2017
4th quarter	$0.0315
3rd quarter	0.0300
2nd quarter	0.0220
1st quarter	0.0200
Dividend Policy
The Company has paid a quarterly dividend since 2011 and intends to continue to declare dividends on a quarterly basis. The declaration of dividends is at the discretion of our board of directors and will depend on our financial performance, future prospects, and other factors deemed relevant by the board of directors.

Since we are a holding company with no material business activities, our ability to pay dividends is substantially dependent upon the ability of Investar Bank to transfer funds to us in the form of dividends, loans and advances. The Bank’s ability to pay dividends and make other distributions and payments to us depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors. In addition, the Bank’s ability to pay dividends to us is itself subject to various legal, regulatory and other restrictions. See “Supervision and Regulation—Dividends” in Item 1, Business, above for a discussion of the restrictions on dividends under federal banking laws and regulations. In addition, as a Louisiana corporation, we are subject to certain restrictions on dividends under the Louisiana Business Corporation Act. Generally, a Louisiana corporation may pay dividends to its shareholders unless, after giving effect to the dividend, either (1) the corporation would not be able to pay its debts as they come due in the usual course of business or (2) the corporations’ total assets are less than the sum of its total liabilities and the amount that would be needed, if the corporation were to be dissolved at the time of the payment of the dividend, to satisfy the preferential rights of shareholders whose preferential rights are superior to those receiving the dividend. Finally, our ability to pay dividends may be limited on account of the junior subordinated debentures that we assumed through acquisitions. We must make payments on the junior subordinated debentures before any dividends can be paid on our common stock.
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

Index	7/3/2014	12/31/2014	6/30/2015	12/31/2015	6/30/2016
Investar Holding Corporation	$100.00	$99.03	$108.78	$126.09	$110.32
Russell 3000	100.00	105.25	107.29	105.76	109.59
SNL U.S. Bank $1B-$5B	100.00	105.27	111.40	117.84	116.32
	12/31/2016	6/30/2017	12/31/2017	6/30/2018	12/31/2018
Investar Holding Corporation	$133.96	$164.80	$173.65	$199.77	$180.09
Russell 3000	119.22	129.87	144.42	149.07	136.85
SNL U.S. Bank $1B-$5B	169.54	169.88	180.74	196.32	158.35
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
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs (2)
October 1, 2018 to October 31, 2018	150	$27.50	—	148,024
November 1, 2018 to November 30, 2018	46,554	24.92	46,554	101,470
December 1, 2018 to December 31, 2018	15,230	24.23	15,230	86,240
	61,934	$24.75	61,784	86,240

(1)	Includes 150 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.

(2)
On February 19, 2015, the Company announced that its board of directors authorized the repurchase of up to 250,000 shares of the Company’s common stock in open market transactions from time to time or through privately negotiated transactions in accordance with federal securities laws. In addition, on October 19, 2016, the Company announced that its board of directors authorized the repurchase of an additional 250,000 shares of the Company’s common stock under its stock repurchase program. On February 5, 2019, the Company announced that it had repurchased 83,952 shares in 2019 at an average price of $23.60 and that its board of directors authorized the repurchase of up to an additional 300,000 shares in addition to the 2,288 shares remaining under the Company’s stock repurchase program.

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

Item 6. Selected Financial Data
The following table sets forth selected historical financial information and other data as of and for the years ended December 31, 2018, 2017, 2016, 2015, and 2014. The selected financial data is derived from our audited historical consolidated financial statements. The information below should be read in conjunction with other information contained in this report, including the information contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

(In thousands, except share data)	As of December 31,
	2018	2017(1)	2016	2015	2014
Financial Condition Data
Total assets	$1,786,469	$1,622,734	$1,158,960	$1,031,555	$879,354
Total gross loans, net of allowance for loan losses	1,391,371	1,250,888	886,375	819,822	721,556
Allowance for loan losses	9,454	7,891	7,051	6,128	4,630
Investment securities	265,047	235,561	183,142	139,779	92,818
Goodwill and other intangible assets	19,787	19,926	3,234	3,175	3,216
Noninterest-bearing deposits	217,457	216,599	108,404	90,447	70,217
Interest-bearing deposits	1,144,274	1,008,638	799,383	646,959	557,901
Total deposits	1,361,731	1,225,237	907,787	737,406	628,118
Total borrowings	232,549	212,553	126,499	170,205	141,687
Long-term borrowings	27,150	64,018	12,809	11,969	25,055
Total stockholders’ equity	182,262	172,729	112,757	109,350	103,384

	As of and for the year ended December 31,
	2018	2017(1)	2016	2015	2014
Income Statement Data
Interest income	$73,891	$53,346	$43,152	$37,340	$31,369
Interest expense	16,521	10,829	8,413	5,882	4,675
Net interest income	57,370	42,517	34,739	31,458	26,694
Provision for loan losses	2,570	1,540	2,079	1,865	1,628
Net interest income after provision	54,800	40,977	32,660	29,593	25,066
Noninterest income	4,318	3,815	5,468	8,344	5,860
Noninterest expense	41,882	32,342	26,639	27,353	24,384
Income before income taxes	17,236	12,450	11,489	10,584	6,542
Income tax expense	3,630	4,248	3,609	3,511	1,145
Net income	13,606	8,202	7,880	7,073	5,397

	As of and for the year ended December 31,
	2018	2017(1)	2016	2015	2014
Per Common Share Data
Basic earnings per share	$1.41	$0.96	$1.11	$0.98	$0.98
Diluted earnings per share	1.39	0.96	1.10	0.97	0.93
Dividends per share	0.17	0.10	0.04	0.03	0.04
Book value per share	19.22	18.15	15.88	15.05	14.24
Tangible book value per share(2)	17.13	16.06	15.42	14.62	13.79
Period end common shares outstanding	9,484,219	9,514,926	7,101,851	7,264,282	7,262,085
Basic weighted average common shares outstanding	9,538,891	8,399,584	7,107,187	7,214,045	5,533,514
Diluted weighted average common shares outstanding	9,664,843	8,456,928	7,149,834	7,258,008	5,777,302

Performance Ratios
Return on average assets	0.81%	0.62%	0.71%	0.77%	0.73%
Return on average equity	7.68	5.65	6.99	6.60	6.80
Net interest margin	3.61	3.39	3.32	3.61	3.85
Efficiency ratio(3)	67.89	69.80	66.25	68.72	74.90
Net interest income to average assets	3.40	3.19	3.14	3.42	3.63
Dividend payout ratio	12.09	10.78	3.80	3.26	3.93

Asset Quality Ratios
Nonperforming assets to total assets	0.54%	0.46%	0.52%	0.30%	0.69%
Nonperforming loans to total loans	0.42	0.29	0.22	0.32	0.54
Allowance for loan losses to total loans	0.67	0.63	0.79	0.82	0.74
Allowance for loan losses to nonperforming loans	158.94	214.43	356.16	254.16	138.61
Net charge-offs to average loans	0.08	0.07	0.14	0.05	0.07

Capital Ratios(4)
Total equity to total assets	10.20%	10.64%	9.73%	10.60%	11.76%
Tangible equity to tangible assets(5)	9.20	9.53	9.48	10.32	11.43
Tier 1 capital to average assets	9.81	10.66	10.10	11.39	12.61
Common equity tier 1 capital ratio	11.15	11.75	11.40	11.67	NA
Tier 1 capital to risk-weighted assets	11.59	12.24	11.75	12.05	13.79
Total capital to risk-weighted assets	13.46	14.22	12.47	12.72	14.41

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

•
possible cessation or market replacement of LIBOR and the related effect on our LIBOR-based financial products and contracts, including, but not limited to, hedging products, debt obligations, investments, and loans;

•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;

•	our dependence on our management team and our ability to attract and retain qualified personnel;

•	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers;

•	inaccuracy of the assumptions and estimates we make in establishing our allowance for loan losses and other estimates;

•	the concentration of our business within our geographic areas of operation in Louisiana;

•	concentration of credit exposure;

•	any deterioration in asset quality and higher loan charge-offs, and the time and effort necessary to resolve problem assets;

•	a reduction in liquidity, including as a result of a reduction in the amount of deposits we hold or other sources of liquidity;

•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;

•	difficulties in identifying attractive acquisition opportunities and strategic partners that will complement our relationship banking approach;

•	our ability to complete any pending acquisitions and efficiently integrate completed acquisitions into our operations, retain the customers of acquired businesses and grow the acquired operations;

•	the impact of litigation and other legal proceedings to which we become subject;

•	data processing system failures and errors;

•	cyber attacks and other security breaches;

•	competitive pressures in the commercial finance, retail banking, mortgage lending and consumer finance industries, as well as the financial resources of, and products offered by, competitors;

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
Overview
Through our wholly-owned subsidiary Investar Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses in our primary areas of operation in southeast Louisiana including Baton Rouge, New Orleans, Lafayette, and their surrounding metropolitan areas, and in southeast Texas, including Houston and its surrounding metropolitan areas. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. Our strategy includes organic growth through high quality loans and growth through acquisitions. We currently operate 24 full service branches, including three branches acquired from Mainland in Texas City, Texas on March 1, 2019. We completed acquisitions in 2011, 2013, 2017 and 2019 and regularly review acquisition opportunities. In addition to our branches acquired through acquisitions, during our last three fiscal years, we opened three de novo branch locations.
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

Non-GAAP Financial Measures
Our accounting and reporting policies conform to accounting principles generally accepted in the United States, or GAAP, and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional metrics. The efficiency ratio, tangible book value per share, and the ratio of tangible equity to tangible assets are not financial measures recognized under GAAP and, therefore, are considered non-GAAP financial measures.
Our management, banking regulators, financial analysts and investors use these non-GAAP financial measures to compare the capital adequacy of banking organizations with significant amounts of preferred equity and/or goodwill or other intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions. Tangible equity, tangible assets, tangible book value per share or related measures should not be considered in isolation or as a substitute for total stockholders’ equity, total assets, book value per share or any other measure calculated in accordance with GAAP. Moreover, the manner in which we calculate tangible equity, tangible assets, tangible book value per share and any other related measures may differ from that of other companies reporting measures with similar names. The following table reconciles, as of the dates set forth below, stockholders’ equity (on a GAAP basis) to tangible equity and total assets (on a GAAP basis) to tangible assets and calculates both our tangible book value per share and efficiency ratio (dollars in thousands).

	As of and for the year ended December 31,
	2018	2017	2016	2015	2014
Total stockholders’ equity - GAAP	$182,262	$172,729	$112,757	$109,350	$103,384
Adjustments:
Goodwill	17,424	17,086	2,684	2,684	2,684
Core deposit intangible	2,263	2,740	450	491	532
Trademark intangible	100	100	100	—	—
Tangible equity	$162,475	$152,803	$109,523	$106,175	$100,168

Total assets - GAAP	$1,786,469	$1,622,734	$1,158,960	$1,031,555	$879,354
Adjustments:
Goodwill	17,424	17,086	2,684	2,684	2,684
Core deposit intangible	2,263	2,740	450	491	532
Trademark intangible	100	100	100	—	—
Tangible assets	$1,766,682	$1,602,808	$1,155,726	$1,028,380	$876,138

Total shares outstanding	9,484,219	9,514,926	7,101,851	7,264,282	7,262,085
Book value per share	$19.22	$18.15	$15.88	$15.05	$14.24
Effect of adjustment	(2.09)	(2.09)	(0.46)	(0.43)	(0.45)
Tangible book value per share	$17.13	$16.06	$15.42	$14.62	$13.79
Total equity to total assets	10.20%	10.64%	9.73%	10.60%	11.76%
Effect of adjustment	(1.00)	(1.11)	(0.25)	(0.28)	(0.33)
Tangible equity to tangible assets	9.20%	9.53%	9.48%	10.32%	11.43%

Efficiency ratio(1)
Noninterest expense	$41,882	$32,342	$26,639	$27,353	$24,384
Net interest income	57,370	42,517	34,739	31,458	26,694
Noninterest income	4,318	3,815	5,468	8,344	5,860
Efficiency ratio	67.89%	69.80%	66.25%	68.72%	74.90%

(1)	Calculated as noninterest expense divided by the sum of net interest income (before provision for loan losses) and noninterest income.

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
Allowance for Loan Losses. One of the accounting policies most important to the presentation of our financial statements relates to the allowance for loan losses and the related provision for loan losses. The allowance for loan losses is established as losses are estimated through a provision for loan losses charged to earnings. The allowance for loan losses is based on the amount that management believes will be adequate to absorb probable losses inherent in the loan portfolio based on, among other things, evaluations of the collectability of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay. Another component of the allowance is losses on loans assessed as impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables (“ASC 310”). The balance of the loans determined to be impaired under ASC 310 and the related allowance is included in management’s estimation and analysis of the allowance for loan losses. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.
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

Overview of Financial Condition and Results of Operations
Net income for the year ended December 31, 2018 totaled $13.6 million, or $1.39 per diluted share, compared to $8.2 million, or $0.96 per diluted share, for the year ended December 31, 2017. This represents a $5.4 million, or a 65.9%, increase in net income. The increase can mainly be attributed to the Company’s year-over-year interest-earning asset growth.
Key components of the Company’s performance during the year ended December 31, 2018 are summarized below.

•	Total assets grew to $1.8 billion at December 31, 2018, an increase of 10.1% from $1.6 billion at December 31, 2017.

•	Total loans, net of allowance for loan losses at December 31, 2018 were $1.4 billion, an increase of $140.5 million, or 11.2% compared to $1.3 billion at December 31, 2017.

•
Total deposits were $1.4 billion at December 31, 2018, an increase of $136.5 million, or 11.1%, compared to deposits of $1.2 billion at December 31, 2017. Noninterest-bearing deposits increased $0.9 million, or 0.4%, to $217.5 million compared to $216.6 million at December 31, 2017.

•
Net interest income for the year ended December 31, 2018 was $57.4 million, an increase of $14.9 million, or 34.9%, compared to $42.5 million for the year ended December 31, 2017. This increase was mainly driven by growth in interest-earning assets with an increase in interest income of $20.5 million compared to the year ended December 31, 2017, with $14.8 million due to an increase in volume and $5.7 million due to an increase in rate. The increase in interest income was partially offset by an increase in interest-bearing liabilities resulting in an increase in interest expense of $5.7 million compared to the year ended December 31, 2017, with $3.2 million due to an increase in volume and $2.5 million due to an increase in rate.

•
The Bank opened its 21st full-service branch location in its Baton Rouge market in December 2018, as well as its first freestanding Interactive Teller Machine (ITM) in Lake Charles, Louisiana in November 2018.

•	The Company repurchased 132,484 shares of its common stock through its stock repurchase program at an average price of $25.37 during the year ended December 31, 2018.
Certain Events That Affect Year-over-Year Comparability
Change in Tax Laws. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA made broad and complex changes to the U.S. tax code that affected the Company’s income tax rate in 2017 and 2018, including requiring the revaluation of the Company’s deferred tax assets and liabilities as of December 31, 2017 as a result of the lower corporate tax rates to be realized beginning January 1, 2018. The TCJA reduced the U.S. federal corporate income tax rate from 35% to 21%.
Acquisitions. On July 1, 2017, the Company completed the acquisition of Citizens Bancshares, Inc. (“Citizens”) and its wholly-owned subsidiary, Citizens Bank, located in Evangeline Parish, Louisiana for an aggregate amount of cash consideration equal to $45.8 million. On the date of acquisition, Citizens had total assets with a fair value of $251 million, $129 million in loans, $212 million in deposits, and $36 million in stockholders’ equity, and served the residents of Evangeline Parish through three branch locations. The Company recorded a core deposit intangible and goodwill of $1.5 million and $9.1 million, respectively, related to the acquisition of Citizens.
On December 1, 2017, the Company completed the acquisition of BOJ Bancshares, Inc. (“BOJ”) and its wholly-owned subsidiary, The Highlands Bank, located in Feliciana Parish, Louisiana for an aggregate consideration consisting of $3.95 million in cash, and an aggregate of 799,559 shares of Investar common stock. On the date of acquisition, BOJ had total assets with a fair value of $152 million, $102 million in loans, $126 million in deposits, and $16 million in stockholders’ equity, and served the residents of East Baton Rouge and East and West Feliciana Parishes through five branch locations. The Company recorded a core deposit intangible and goodwill of $1.0 million and $5.7 million, respectively, related to the acquisition of BOJ.
Debt and Equity Raise
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

Discussion and Analysis of Financial Condition
Total assets were $1.8 billion at December 31, 2018, an increase of 10.1% from total assets of $1.6 billion at December 31, 2017. Our total assets of $1.6 billion at December 31, 2017 represents a 40.0% increase from total assets of $1.2 billion at December 31, 2016. The growth experienced since December 31, 2016 can be attributed to organic growth of the Company through the hiring of a number of key bankers, including experienced commercial lenders, three de novo branch openings, as well as two acquisitions completed in 2017 which added assets with a fair value of $402.8 million.
Loans
General. Loans constitute our most significant asset, comprising 78%, 78%, and 77% of our total assets at December 31, 2018, 2017 and 2016, respectively. Loans increased $142.0 million, or 11.3%, to $1.4 billion at December 31, 2018 from $1.3 billion at December 31, 2017. Loans increased $365.4 million, or 40.9%, to $1.3 billion at December 31, 2017 from $893.4 million at December 31, 2016.
The table below sets forth the balance of loans, excluding loans held for sale, outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Mortgage loans on real estate:
Construction and land development	$157,946	11.3%	$157,667	12.5%	$90,737	10.2%	$81,863	11.0%	$71,350	11.4%
1-4 Family	287,137	20.5	276,922	22.0	177,205	19.8	156,300	21.0	137,519	22.1
Multifamily	50,501	3.6	51,283	4.1	42,759	4.8	29,694	4.0	17,458	2.8
Farmland	21,356	1.5	23,838	1.9	8,207	0.9	2,955	0.4	2,919	0.5
Commercial real estate
Owner-occupied	298,222	21.3	272,433	21.6	180,458	20.2	137,752	18.5	119,668	19.2
Nonowner-occupied	328,782	23.5	264,931	21.0	200,258	22.4	150,831	20.2	105,390	16.9
Commercial and industrial	210,924	15.0	135,392	10.8	85,377	9.6	69,961	9.4	54,187	8.7
Consumer	45,957	3.3	76,313	6.1	108,425	12.1	116,085	15.5	114,299	18.4
Total loans	$1,400,825	100%	$1,258,779	100%	$893,426	100%	$745,441	100%	$622,790	100%
As the table above indicates, we have experienced significant growth in all loan categories, with the exception of consumer, from 2016 to 2018. Our focus on a relationship-driven banking strategy and the hiring of experienced commercial lenders are the primary reasons for our loan growth from 2016 to 2018. Over the last three fiscal years, we have increased our focus on commercial real estate loans and commercial and industrial loans, including adding and expanding a new Commercial and Industrial division in early 2018. The decrease in the consumer loan portfolio during this period is primarily a result of pay-downs of portfolio loans. In addition, the Company announced in November 2015 that the Bank would be exiting the indirect auto loan origination business based on the operating performance of the business, in order to focus the Bank’s resources on relationship banking. The Bank discontinued accepting indirect auto loan applications on December 31, 2015, but continued to process and fund applications that were accepted on or before that date. Indirect auto loans represented approximately 67% of our total consumer loans at December 31, 2018. The Company expects its consumer loan portfolio as a percentage of the total loan portfolio to continue to decrease over time. At December 31, 2018, the weighted average remaining term of the indirect auto loan portfolio was 2.7 years.
At December 31, 2018, the Company’s total business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $509.1 million, an increase of $101.3 million, or 24.8%, compared to the business lending portfolio of $407.8 million at December 31, 2017. The business lending portfolio at December 31, 2017 increased $142.0 million, or 53.4%, compared to $265.8 million at December 31, 2016.

The following table sets forth loans outstanding at December 31, 2018, which, based on remaining scheduled repayments of principal, are due in the periods indicated, as well as the amount of loans with fixed and variable rates in each maturity range. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less.

(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Mortgage loans on real estate:
Construction and land development	$125,779	$15,140	$11,015	$5,824	$188	$157,946
1-4 Family	43,675	91,193	39,245	26,256	86,768	287,137
Multifamily	4,043	24,604	20,264	109	1,481	50,501
Farmland	6,517	11,332	1,585	1,807	115	21,356
Commercial real estate
Owner-occupied	38,607	127,492	85,968	35,180	10,975	298,222
Nonowner-occupied	34,861	141,796	128,651	23,474	—	328,782
Commercial and industrial	115,594	61,501	17,839	6,298	9,692	210,924
Consumer	4,782	36,622	4,015	107	431	45,957
Total loans	$373,858	$509,680	$308,582	$99,055	$109,650	$1,400,825
Amounts with fixed rates	$116,131	$494,941	$303,237	$99,055	$101,985	$1,115,349
Amounts with variable rates	257,727	14,739	5,345	—	7,665	285,476
Total loans	$373,858	$509,680	$308,582	$99,055	$109,650	$1,400,825
Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2018 and December 31, 2017, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.
Investment Securities
We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment as a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 15% of our total assets and totaled $265.0 million at December 31, 2018, an increase of $29.4 million, or 12.5%, from $235.6 million at December 31, 2017. The investment securities balance at December 31, 2017 represented a $52.5 million, or 28.6%, increase from $183.1 million at December 31, 2016. The increase in investment securities at December 31, 2018 compared to December 31, 2017 and 2016 resulted from purchases of multiple investment types in our current portfolio.
The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	December 31,
	2018		2017		2016
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of U.S. government agencies and corporations	$7,870	3.0%	$8,168	3.5%	$10,642	5.8%
Obligations of state and political subdivisions	44,685	16.9	47,098	20.0	40,831	22.3
Corporate bonds	15,509	5.8	16,210	6.9	14,968	8.2
Residential mortgage-backed securities	140,294	52.9	115,614	49.0	94,703	51.7
Commercial mortgage-backed securities	56,689	21.4	47,629	20.2	21,292	11.6
Equity securities	—	—	842	0.4	706	0.4
Total investment securities	$265,047	100%	$235,561	100%	$183,142	100%

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
Typically, our investment securities are available for sale. There were no purchases of held to maturity securities during the years ended December 31, 2018, 2017 and 2016. In the year ended December 31, 2018, we purchased $72.3 million of investment securities, compared to purchases of $104.2 million and $87.3 million of investment securities during the years ended December 31, 2017 and 2016, respectively. We increased our purchases of securities in 2017 primarily to increase the amount of liquidity on our balance sheet and also to reposition the portfolio to take advantage of an anticipated rising interest rate environment. Mortgage-backed securities represented 68%, 61%, and 65% of the available for sale securities we purchased in 2018, 2017 and 2016, respectively. Of the remaining securities purchased in 2018, 2017 and 2016, 25%, 33%, and 20%, respectively, were U.S. government agency securities, while 1%, 3%, and 2%, respectively, were municipal securities. We only purchase corporate bonds that are investment grade securities issued by seasoned corporations.
Effective January 1, 2018, per the requirements of the FASB's Accounting Standards Update ("ASU") 2016-01, the carrying values of the Company’s equity securities historically included in the available for sale securities portfolio are included in equity securities on the consolidated balance sheet and are adjusted for unrealized gains or losses with any changes being recognized in net income in the consolidated statement of income.
The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio as of December 31, 2018 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of states and political subdivisions	$755	5.88%	$3,405	5.88%	$960	5.88%	$5,579	3.59%
Residential mortgage-backed securities	—	—	—	—	—	—	5,367	2.85
Available for sale:
Obligations of U.S. government agencies and corporations	—	—	2,185	1.94	5,292	2.61	469	3.55
Obligations of states and political subdivisions	3,734	1.61	5,699	2.14	6,237	2.63	19,205	3.60
Corporate bonds	—	—	600	3.01	15,566	4.07	—	—
Residential mortgage-backed securities	—	—	1,043	3.17	14,728	2.99	120,997	2.44
Commercial mortgage-backed securities	—	—	1,154	2.82	2,432	2.69	54,163	2.69
	$4,489		$14,086		$45,215		$205,780
The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.
Premises and Equipment
Bank premises and equipment increased $2.7 million, or 7.2%, to $40.2 million at December 31, 2018 from $37.5 million at December 31, 2017. The increase was primarily due to the addition of a de novo branch, equipment upgrades at acquired branches, and the interactive teller machine launched in 2018. Bank premises and equipment increased $5.8 million, or 18.3%, to $37.5 million at December 31, 2017 from $31.7 million at December 31, 2016. The increase was primarily due to acquired bank premises and equipment with a fair value of approximately $7.0 million from the Citizens and BOJ acquisitions.

Deferred Tax Asset
At December 31, 2018, the net deferred tax asset was $1.1 million, compared to $1.3 million and $2.9 million, respectively, at December 31, 2017 and 2016. The decrease at December 31, 2017 compared to December 31, 2016 is mainly attributable to tax basis differences in acquired assets and the revaluation of deferred tax assets and liabilities as required by the enactment of the TCJA on December 22, 2017.
The Bank acquired net operating loss carryforwards as a result of acquisitions. At December 31, 2018, we held approximately $0.6 million in net operating loss carryforwards that expire in 2033. U.S. tax law imposes annual limitations under Internal Revenue Code Section 382 on the amount of net operating loss carryforwards that may be used to offset federal taxable income. Under these laws, we may apply up to approximately $0.1 million to offset our taxable income each year through 2023. In addition to this limitation, our ability to utilize net operating loss carryforwards depends upon the Company generating taxable income. Given the substantial amount of time before our net operating loss carryforwards begin to expire, we currently expect to utilize these net operating loss carryforwards in full before their expiration.
Deposits
The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at December 31, 2018, 2017 and 2016 (dollars in thousands).

	December 31,
	2018		2017		2016
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$217,457	16.0%	$216,599	17.7%	$108,404	11.9%
Interest-bearing demand deposits	295,212	21.7	208,683	17.0	171,556	18.9
Money market deposit accounts	179,340	13.2	146,140	11.9	123,079	13.6
Savings accounts	104,146	7.6	117,372	9.6	52,860	5.8
Time deposits	565,576	41.5	536,443	43.8	451,888	49.8
Total deposits	$1,361,731	100.0%	$1,225,237	100.0%	$907,787	100.0%
Total deposits were $1.4 billion at December 31, 2018, an increase of $136.5 million, or 11.1%, from total deposits of $1.2 billion at December 31, 2017. Total deposits at December 31, 2017 increased $317.5 million, or 35.0%, from total deposits of $907.8 million at December 31, 2016. Exclusive of acquired deposits, total deposits decreased $11.2 million, or 1.2%, from December 31, 2016 to December 31, 2017 primarily due to a $62.3 million decrease in time deposits resulting from the Bank’s strategy to decrease its dependence on non-retail certificates of deposits. This decrease in time deposits, exclusive of acquired deposits, was partially offset by increases of $30.7 million and $21.0 million in noninterest-bearing demand deposits and money market deposit accounts, respectively.
The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at December 31, 2018 and 2017 (dollars in thousands).

	December 31,
	2018		2017
Time remaining until maturity:	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Three months or less	$76,435	$1,488	$79,662	$2,182
Over three months through six months	72,177	220	53,702	1,709
Over six months through twelve months	100,215	1,840	61,371	1,812
Over one year through three years	67,820	4,704	78,270	1,890
Over three years	9,737	1,835	2,722	487
	$326,384	$10,087	$275,727	$8,080

Borrowings
Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bank (“FNBB”) and TIB-The Independent BankersBank (“TIB”) totaling $60.0 million, and junior subordinated debentures. In addition, in connection with its definitive agreement to acquire Citizens, on March 24, 2017, the Company issued and sold $18.6 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes due March 30, 2027 (the “Notes”). Beginning on March 30, 2022, the Company may redeem the Notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The Notes bear an interest rate of 6.00% per annum until March 30, 2022, on which date the interest rate will reset quarterly to an annual interest rate equal to the then-current LIBOR plus 394.5 basis points. The Company used the net proceeds of the Notes sale to fund a portion of its acquisition of Citizens, which closed on July 1, 2017.
Securities sold under agreements to repurchase decreased $19.9 million to $2.0 million at December 31, 2018 from $21.9 million at December 31, 2017. The majority of the repurchase agreements at December 31, 2017 were transferred into a new reciprocal deposit product introduced by the Bank in 2018 that enables customer balances greater than $250,000 to be insured by the FDIC.
Our advances from the FHLB were $206.5 million at December 31, 2018, an increase of $39.8 million from FHLB advances of $166.7 million at December 31, 2017. FHLB advances are used to fund increased loan and investment activity that is not funded by deposits or other borrowings.
There were no funds drawn on the unsecured lines of credit at December 31, 2018 or 2017. Junior subordinated debt of $5.8 million at December 31, 2018 represents the junior subordinated debentures that we assumed in connection with our acquisitions of BOJ in 2017 and First Community Bank (“FCB”) in 2013.
The average balances and cost of funds of short-term borrowings at December 31, 2018, 2017 and 2016 are summarized in the table below (dollars in thousands).

	Average Balances			Cost of Funds
	December 31,			December 31,
	2018	2017	2016	2018	2017	2016
Federal funds purchased and other short-term borrowings	$126,670	$96,774	$80,638	1.84%	1.37%	1.12%
Securities sold under agreements to repurchase	18,420	32,335	27,701	0.99	0.33	0.20
Total short-term borrowings	$145,090	$129,109	$108,339	1.73%	1.11%	0.88%
Results of Operations
Performance Summary
2018 vs. 2017. For the year ended December 31, 2018, net income was $13.6 million, or $1.41 per basic common share and $1.39 per diluted common share, compared to net income of $8.2 million, or $0.96 per basic and diluted common share, for the year ended December 31, 2017. The increases in basic and diluted earnings per common share and net income were primarily driven by higher levels of net interest income resulting from both organic loan growth and loans acquired during 2017, as well as an increase in the yields on interest-earning assets, offset, in part, by an increase in the cost of funds. The increase in net interest income was partially offset by an increase in noninterest expense.
Return on average assets increased to 0.81% for the year ended December 31, 2018 from 0.62% for the year ended December 31, 2017. Return on average equity was 7.68% for the year ended December 31, 2018 compared to 5.65% for the year ended December 31, 2017. The increase in both return on average assets and return on average equity is mainly attributable to the $5.4 million increase in net income.

2017 vs. 2016. For the year ended December 31, 2017, net income was $8.2 million, or $0.96 per basic and diluted common share, compared to net income of $7.9 million, or $1.11 per basic common share and $1.10 per diluted common share, for the year ended December 31, 2016. The decrease in basic and diluted earnings per common share is mainly attributable to the increase in the weighted average number of common shares outstanding, which is primarily a result of the 1.6 million shares issued in a public offering in March 2017, and, to a lesser extent, the 0.8 million shares issued in the BOJ acquisition. The increase in our net income was primarily driven by higher levels of net interest income resulting from both organic loan growth and acquired loans as well as an increase in the yields on interest-earning assets, offset, in part, by an increase in the cost of funds. The increase in net interest income was partially offset by decreases in noninterest income, increases in noninterest expenses, and an increase in income tax expense related to the TCJA enacted on December 22, 2017. Noninterest expense for the year ended December 31, 2017 includes $1.9 million in acquisition expense, which was not included in the year ended December 31, 2016.
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
Net Interest Income and Net Interest Margin
Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of nonperforming loans, and the amount of noninterest-bearing liabilities supporting earning assets.
The primary factors affecting net interest margin are changes in interest rates, competition, and the shape of the interest rate yield curve. The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, was lowered on December 16, 2008 to a historic low of 0.25% to 0%, where it remained until December 16, 2015, when the target rate was increased slightly to 0.50% to 0.75%. Since December 31, 2015, the Federal Funds target rate has increased 175 basis points and is currently at 2.25% to 2.50%, as of December 19, 2018.
2018 vs. 2017. Net interest income increased 34.9% to $57.4 million for the year ended December 31, 2018 from $42.5 million for the same period in 2017. Net interest margin was 3.61% for the year ended December 31, 2018, up 22 basis points from 3.39% for the year ended December 31, 2017. The increase in net interest income resulted from increases in both the volume of interest-earning assets and the yield earned on those assets, partially offset by an increase in both the volume of and rate paid on interest-bearing liabilities. These changes were driven both by organic loan and deposit growth and growth due to acquisitions during 2017, and the current interest rate environment. For the year ended December 31, 2018, average loans and average investment securities increased approximately $292.8 million and $43.9 million, respectively, compared to the same period in 2017, while average interest-bearing deposits and average short- and long-term borrowings increased approximately $188.9 million and $63.8 million, respectively.
Interest income was $73.9 million for the year ended December 31, 2018 compared to $53.3 million for the same period in 2017. Loan interest income made up substantially all of our interest income for the years ended December 31, 2018 and 2017. Interest on our commercial real estate loans, one-to-four family residential real estate loans and construction and development loans constituted the three largest components of our loan interest income for the years ended December 31, 2018 and December 31, 2017 at 78% and 76%, respectively, of total interest income on loans. The overall yield on interest-earning assets increased 40 basis points to 4.65% for the year ended December 31, 2018 compared to 4.25% for the same period in 2017. The loan portfolio yielded 5.11% for the year ended December 31, 2018 compared to 4.72% for the year ended December 31, 2017, while the yield on the investment portfolio was 2.57% for the year ended December 31, 2018 compared to 2.37% for the year ended December 31, 2017.

Interest expense was $16.5 million for the year ended December 31, 2018, an increase of $5.7 million compared to interest expense of $10.8 million for the year ended December 31, 2017. While there was an increase in the cost of interest-bearing liabilities, the increase in interest expense is mainly attributable to the $252.6 million increase in the volume of these liabilities for the year ended December 31, 2018 compared to December 31, 2017. In addition, the Federal Funds target rate increased 100 basis points during the year ended December 31, 2018, which affects the rate the Company pays for immediately available overnight funds, long-term borrowings, and deposits. For the year ended December 31, 2018, the cost of interest-bearing deposits increased 15 basis points to 1.09% and the cost of interest-bearing liabilities increased 24 basis points to 1.29% compared to the same period in 2017.
2017 vs. 2016. Net interest income increased 22.4% to $42.5 million for the year ended December 31, 2017 from $34.7 million for the same period in 2016. Net interest margin was 3.39% for the year ended December 31, 2017, up seven basis points from 3.32% for the year ended December 31, 2016. The increase in net interest income resulted from increases in both the volume of interest-earning assets and the yield earned on those assets, partially offset by an increase in both the volume of and rate paid on interest-bearing liabilities. These changes were driven both by organic loan growth and growth due to acquisitions, acquired deposits, issuance of subordinated debt, and the then-current interest rate environment. For the year ended December 31, 2017, average loans and average investment securities increased approximately $151.2 million and $56.8 million, respectively, compared to the same period in 2016, while average interest-bearing deposits and average short- and long-term borrowings increased approximately $102.8 million and $45.6 million, respectively.
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

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category as of and for the years ended December 31, 2018, 2017 and 2016. Averages presented below are daily averages (dollars in thousands).

	As of and for the year ended December 31,
	2018			2017			2016
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,306,264	$66,750	5.11%	$1,013,502	$47,863	4.72%	$862,340	$39,380	4.55%
Securities:
Taxable	222,948	5,793	2.60	180,769	4,265	2.36	129,251	2,878	2.22
Tax-exempt	34,159	815	2.39	32,427	790	2.44	27,171	687	2.52
Interest-earning balances with banks	24,126	533	2.21	28,524	428	1.50	26,196	207	0.79
Total interest-earning assets	1,587,497	73,891	4.65	1,255,222	53,346	4.25	1,044,958	43,152	4.12
Cash and due from banks	17,219			15,534			7,463
Intangible assets	19,927			8,892			3,231
Other assets	73,472			61,387			54,951
Allowance for loan losses	(8,491)			(7,368)			(6,891)
Total assets	$1,689,624			$1,333,667			$1,103,712
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$394,336	$3,206	0.81%	$317,755	$2,223	0.70%	$257,888	$1,690	0.65%
Savings deposits	116,544	567	0.49	78,444	446	0.57	52,753	353	0.67
Time deposits	530,881	7,621	1.44	456,690	5,381	1.18	439,423	5,139	1.17
Total interest-bearing deposits	1,041,761	11,394	1.09	852,889	8,050	0.94	750,064	7,182	0.95
Short-term borrowings	145,090	2,511	1.73	129,109	1,430	1.11	108,339	956	0.88
Long-term debt	95,692	2,616	2.73	47,922	1,349	2.81	23,092	275	1.19
Total interest-bearing liabilities	1,282,543	16,521	1.29	1,029,920	10,829	1.05	881,495	8,413	0.95
Noninterest-bearing deposits	220,068			147,856			97,948
Other liabilities	9,817			10,782			11,793
Stockholders’ equity	177,196			145,109			112,476
Total liabilities and stockholders’ equity	$1,689,624			$1,333,667			$1,103,712
Net interest income/net interest margin		$57,370	3.61%		$42,517	3.39%		$34,739	3.32%

(1)
Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Nonaccrual loans were included in the computation of average loan balances but carry a zero yield. The yields include the effect of loan fees of $2.1 million, $1.4 million and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, and discounts and premiums that are amortized or accreted to interest income or expense.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the year ended December 31, 2018 compared to the year ended December 31, 2017 (dollars in thousands):

	Year ended December 31, 2018 vs. Year ended December 31, 2017
	Volume	Rate	Net(1)
Interest income:
Loans	$13,825	$5,062	$18,887
Securities:
Taxable	995	533	1,528
Tax-exempt	42	(17)	25
Interest-earning balances with banks	(66)	171	105
Total interest-earning assets	14,796	5,749	20,545
Interest expense:
Interest-bearing demand deposits	536	447	983
Savings deposits	217	(96)	121
Time deposits	874	1,366	2,240
Short-term borrowings	177	904	1,081
Long-term debt	1,344	(77)	1,267
Total interest-bearing liabilities	3,148	2,544	5,692
Change in net interest income	$11,648	$3,205	$14,853

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
Noninterest Income
Noninterest income includes, among other things, fees generated from our deposit services, gains on the sales of fixed assets and securities, servicing fees and fee income on serviced loans, interchange fees, and earnings on the Company’s bank owned life insurance policies. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.
2018 vs. 2017. Total noninterest income increased $0.5 million, or 13.2%, to $4.3 million for the year ended December 31, 2018 compared to $3.8 million for the year ended December 31, 2017. The increase is primarily due to the $0.7 million increase in service charges on deposit accounts driven by the $261.1 million increase in average deposit balances.
Service charges on deposit accounts is the largest component of our noninterest income for the year ended December 31, 2018. These service charges include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item charges, overdraft fees, and treasury management charges. Service charges on deposit accounts increased 89.4% to $1.5 million for the year ended December 31, 2018 compared to $0.8 million for the same period in 2017.
Servicing fees and fee income on serviced loans decreased $0.5 million, or 35.0%, to $1.0 million, for the year ended December 31, 2018. This decrease is a result of the Bank exiting the indirect auto loan origination business at the end of 2015. Since the Bank did not originate auto loans for sale during the years ended December 31, 2018 and 2017, the servicing portfolio, which experienced regularly scheduled paydowns, was not replaced with new loans. We expect servicing fees and fee income on serviced loans to decrease over time until all serviced loans are paid off. At December 31, 2018, the weighted average remaining term of the indirect auto loan portfolio was 2.7 years.
Interchange fees, which are fees earned on the usage of the Bank’s credit and debit cards, increased $0.4 million, or 73.6%, to $0.9 million for year ended December 31, 2018 from $0.5 million for same period in 2017. The increase in interchange fees can primarily be attributed to the increase in the volume of debit and credit card transactions following the Company’s acquisitions in 2017.
Income from bank owned life insurance increased $0.4 million to $0.6 million for the year ended December 31, 2018 from $0.2 million for the same period in 2017. This increase reflects increased interest earned on the Company’s bank owned life insurance policies.

Change in the fair value of equity securities for the year ended December 31, 2018 was a decrease of $0.3 million and represents the change in the fair value of marketable equity securities that, prior to January 1, 2018, were included as available for sale investment securities in the Company’s consolidated balance sheet. With the adoption of ASU 2016-01 on January 1, 2018, equity securities can no longer be classified as available for sale, and, therefore, marketable equity securities are disclosed as equity securities on the the balance sheet with changes in the fair value reflected in noninterest income.
Gains on the sale of investment securities for the year ended December 31, 2018 decreased to $14,000 from $0.3 million for the same period in 2017. We sold approximately $7.0 million in securities during the year ended December 31, 2018 compared to sales of $106.4 million during the year ended December 31, 2017.
Other operating income, which, among other items, consists of ATM fees and wire fees, was $0.5 million for the year ended December 31, 2018 compared to $0.3 million for the same period in 2017. The increase is mainly attributable to a $0.2 million increase in ATM fees resulting from increased activity.
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
Gain on sale of fixed assets was $0.1 million for the year ended December 31, 2017 compared to $1.3 million for the year ended December 31, 2016. The $1.3 million gain on sale of fixed assets was recognized for the sale of the land and building of one of the Bank’s branch locations to a healthcare company during the second quarter of 2016.
Gain on sale of loans decreased $0.4 million, or 100%, for the year ended December 31, 2017 from $0.4 million for the year ended December 31, 2016. Since exiting the indirect auto loan origination business at the end of 2015, the Bank has experienced decreased loan sales and has ceased originations of consumer loans held for sale.
Service charges on deposit accounts include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item charges, overdraft fees, and treasury management charges. Service charges on deposit accounts increased to $0.8 million for the year ended December 31, 2017 compared to $0.3 million for the same period in 2016 primarily as a result of the $152.7 million increase in average deposit balances during the year ended December 31, 2017.
Gains on the sale of investment securities for the year ended December 31, 2017 decreased to $0.3 million from $0.4 million for the same period in 2016. We sold approximately $106.4 million in securities for the year ended December 31, 2017 compared to sales of $15.5 million for the year ended December 31, 2016. The increase in sales is primarily the result of approximately $86.0 million of sales of acquired investment securities.
Interchange fees, which are fees earned on the usage of the Bank’s credit and debit cards, increased $0.1 million to $0.5 million for year ended December 31, 2018 from $0.4 million for same period in 2017. The increase in interchange fees can primarily be attributed to the increase in the volume of debit and credit card transactions following the Company’s acquisitions in 2017.
Noninterest Expense
Noninterest expense includes salaries and benefits and other costs associated with the conduct of our operations. We are committed to managing our costs within the framework of our operating strategy. However, since we are focused on growth both organically and through acquisition, we expect our expenses to continue to increase as we add employees and physical locations to accommodate our growing franchise. We focus on creating synergies promptly after completing an acquisition, as this is important to our earnings success.
2018 vs. 2017. Total noninterest expense was $41.9 million for the year ended December 31, 2018, an increase of $9.5 million, or 29.5%, from $32.3 million for the year ended December 31, 2017. This increase is mainly attributable to the increases in both salaries and employee benefits and other operating expenses.

Salaries and employee benefits increased $6.8 million, or 36.3%, to $25.5 million for the year ended December 31, 2018, compared to $18.7 million for the year ended December 31, 2017. The increase in salaries and employee benefits is a result of the increase in employees following the acquisitions of Citizens and BOJ, the additional staff needed for the two de novo branches opened in June 2017, as well as the addition of the Commercial and Industrial lending group, including commercial lenders and related support staff, as well as other officers during the year ended December 31, 2018.
Other operating expenses include security, business development, FDIC and OFI assessments, bank shares and property taxes, charitable contributions, personnel training and development, filing fees, and other costs related to the operation of our business. Other operating expenses increased $2.0 million, or 34.0%, to $7.7 million for the year ended December 31, 2018 from $5.7 million for the same period in 2017. The increase in other operating expenses is mainly attributable to a full year of operating the additional eight branch locations acquired from Citizens and BOJ, both of which were completed during the year ended December 31, 2017.
Occupancy expense increased $0.2 million, or 19.8% to $1.4 million for the year ended December 31, 2018 from $1.2 million for the year ended December 31, 2017. This increase is primarily attributable to repair and maintenance costs and utilities for existing Bank premises, including the eight branch locations acquired and two de novo branches opened during 2017.
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
Occupancy expense increased $0.2 million, or 15.6% to $1.2 million for the year ended December 31, 2017 from $1.0 million for the year ended December 31, 2016. This increase is primarily attributable to repair and maintenance costs and utilities for existing Bank premises, including the eight branch locations acquired during 2017.
Professional fees decreased $0.3 million, or 24.7%, to $1.0 million for the year ended December 31, 2017 from $1.3 million for the year ended December 31, 2016. The decrease is attributable to decreased legal and consulting fees incurred during 2017.
Other operating expenses include security, business development, FDIC and OFI assessments, bank shares and property taxes, charitable contributions, personnel training and development, filing fees, and other costs related to the operation of our business. Other operating expenses increased $0.9 million, or 18.5%, to $5.7 million for the year ended December 31, 2017 from $4.8 million for the same period in 2016. The increase in other operating expenses is directly related to increased Bank properties resulting from the completion of two acquisitions during 2017.
Income Tax Expense
2018 vs. 2017. Income tax expense for the year ended December 31, 2018 was $3.6 million compared to $4.2 million at December 31, 2017. The effective tax rate for the years ended December 31, 2018 and 2017 was 21.1% and 34.1%, respectively. The decrease in the Company’s effective tax rate for the year ended December 31, 2018 is a direct result of the TCJA, which lowered the corporate income tax rate from 35% to 21%. Refer to Note 16 to the Consolidated Financial Statements for further discussion of the TCJA.
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

At December 31, 2018 and December 31, 2017, there were no loans classified as loss, while there were $0.1 million and $0, respectively, of loans classified as doubtful, $9.5 million and $5.7 million, respectively, of loans classified as substandard, and $0.2 million and $3.1 million, respectively, of loans classified as special mention as of such dates. Of our aggregate $9.7 million and $8.8 million doubtful, substandard and special mention loans at December 31, 2018 and December 31, 2017, respectively, $7.5 million and $5.8 million, respectively, were acquired and marked to fair value at the time of their acquisition. At December 31, 2016, we had no doubtful or loss loans, and we had substandard and special mention loans of $3.7 million and $0.6 million, respectively.
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

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC Topic 450, Contingencies. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC Topic 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $9.5 million at December 31, 2018, an increase compared to $7.9 million at December 31, 2017 and $7.1 million at December 31, 2016, as we increased our loan loss provisioning to reflect our organic loan growth.
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
Impaired loans at December 31, 2018, which include all TDRs and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses, were $3.3 million compared to $3.0 million at December 31, 2017, and $4.4 million at December 31, 2016. At December 31, 2018 and December 31, 2017, $0.2 million and $0.3 million, respectively, of the allowance for loan losses were specifically allocated to impaired loans, while $0.4 million of the allowance was specifically allocated to such loans at December 31, 2016.
The provision for loan losses is a charge to income in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the years ended December 31, 2018, 2017 and 2016, the provision for loan losses was $2.6 million, $1.5 million, and $2.1 million, respectively. The provision recorded in each year is primarily due to the overall organic growth in our loan portfolio.
Total loans acquired from Citizens and BOJ had carrying values of $129.9 million and $103.4 million, respectively, and fair values of $129.2 and $102.8 million, respectively, on the acquisition date. Acquired loans that are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. If future cash flows are not reasonably estimable, the Company accounts for the acquired loans using the cash basis method. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. Because ASC 310-30 does not permit carry over or recognition of an allowance for loan losses, we may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses if future cash flows deteriorate below initial projections. We did not increase the allowance for loan losses for loans accounted for under ASC 310-30 during 2018, 2017 or 2016. There was no provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 for the years ended December 31, 2018, 2017 and 2016.

The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	December 31,
	2018	2017	2016	2015	2014
Mortgage loans on real estate:
Construction and development	$1,038	$945	$579	$644	$526
1-4 Family	1,465	1,287	1,377	1,213	909
Multifamily	331	332	355	246	137
Farmland	81	60	60	22	18
Commercial real estate	4,182	3,599	2,499	2,156	1,571
Commercial and industrial	1,641	693	759	513	390
Consumer	716	975	1,422	1,334	1,079
Total	$9,454	$7,891	$7,051	$6,128	$4,630
The following table presents the amount of the allowance for loan losses allocated to each loan category as a percentage of total loans as of the dates indicated (dollars in thousands).

	December 31,
	2018	2017	2016	2015	2014
Mortgage loans on real estate:
Construction and development	0.07%	0.07%	0.06%	0.09%	0.09%
1-4 Family	0.10	0.10	0.15	0.16	0.15
Multifamily	0.02	0.03	0.04	0.03	0.02
Farmland	0.01	—	0.01	—	—
Commercial real estate	0.30	0.29	0.28	0.29	0.25
Commercial and industrial	0.12	0.06	0.09	0.07	0.06
Consumer	0.05	0.08	0.16	0.18	0.17
Total	0.67%	0.63%	0.79%	0.82%	0.74%
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

The table below reflects the activity in the allowance for loan losses for the periods indicated (dollars in thousands).

	Year ended December 31,
	2018	2017	2016	2015	2014
Allowance at beginning of period	$7,891	$7,051	$6,128	$4,630	$3,380
Provision for loan losses	2,570	1,540	2,079	1,865	1,628
Charge-offs:
Mortgage loans on real estate:
Construction and development	(24)	—	(27)	(17)	—
1-4 Family	(167)	—	(57)	(78)	(123)
Commercial real estate	—	—	(526)	—	(3)
Commercial and industrial	(481)	(270)	—	(58)	(16)
Consumer	(513)	(495)	(618)	(477)	(317)
Total charge-offs	(1,185)	(765)	(1,228)	(630)	(459)
Recoveries
Mortgage loans on real estate:
Construction and development	12	34	14	25	1
1-4 Family	29	7	13	12	4
Commercial real estate	—	—	1	1	1
Commercial and industrial	55	—	20	197	17
Consumer	82	24	24	28	58
Total recoveries	178	65	72	263	81
Net charge-offs	(1,007)	(700)	(1,156)	(367)	(378)
Balance at end of period	$9,454	$7,891	$7,051	$6,128	$4,630
Net charge-offs to:
Loans - average	0.08%	0.07%	0.14%	0.05%	0.07%
Allowance for loan losses	10.65%	8.87%	16.39%	5.99%	8.16%
Allowance for loan losses to:
Total loans	0.67%	0.63%	0.79%	0.82%	0.74%
Nonperforming loans	159%	214%	356%	254%	139%
The allowance for loan losses to total loans ratio increased to 0.67% at December 31, 2018 compared to 0.63% at December 31, 2017 while the allowance for loan losses to nonperforming loans ratio decreased to 159% at December 31, 2018 from 214% at December 31, 2017.
The increase in the ratio of the allowance for loan losses to total loans is due to organic growth in our loan portfolio during the year ended December 31, 2018. However, as a result of the Citizens and BOJ acquisitions in 2017, the Company is holding acquired loans that are carried net of a fair value adjustment for credit and interest rate marks and are only included in the allowance calculation to the extent that the reserve requirement calculated when using management’s model used to reserve for its legacy loans exceeds the fair value adjustment. These acquired loans, which are included in our total loan balance, were not included in the allowance calculation for the years ended December 31, 2018 and 2017, which caused the decrease in the allowance for loan losses to total loans compared to December 31, 2016, which was 0.79%.
Nonperforming loans were $5.9 million, or 0.42% of total loans, at December 31, 2018, an increase of $2.2 million compared to $3.7 million, or 0.29% of total loans, at December 31, 2017. Included in nonperforming loans are loans acquired in 2017 with a balance of $3.8 million at December 31, 2018, or 64% of nonperforming loans.
Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the year ended December 31, 2018 were $1.0 million, or 0.08% of the average loan balance. Net charge-offs for the years ended December 31, 2017 and 2016 were $0.7 million and $1.2 million respectively, equal to 0.07% and 0.14%, respectively, of the average loan balance for the respective periods. For the years ended December 31, 2018, 2017, and 2016, the majority of our charge-offs were consumer loans. Net charge-offs of consumer loans as a percentage of average consumer loans for the years ended December 31, 2018, 2017, and 2016 were 0.7%, 0.5%, and 0.4%, respectively.

Management believes the allowance for loan losses at December 31, 2018 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.
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
There were 24 loans, or credits, classified as TDRs at December 31, 2018 that totaled approximately $2.2 million compared to 18 credits totaling $1.6 million at December 31, 2017. Sixteen of the TDRs had a modification of terms through adjustments to maturity, seven were restructured through a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to forgiveness of interest due on the loan. At December 31, 2018, three of the TDRs were in default of their modified terms and are included in nonaccrual loans. At December 31, 2017, all TDRs were performing under their modified terms. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is evaluated by applying qualitative factors.
The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans for which information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	December 31,
	2018	2017	2016	2015	2014
Nonaccrual loans	$5,891	$3,547	$1,978	$2,411	$3,340
Accruing loans past due 90 days or more	58	134	1	—	—
Total nonperforming loans	5,949	3,681	1,979	2,411	3,340
Restructured loans	1,248	1,621	2,399	1,629	226
Total nonperforming and restructured loans	$7,197	$5,302	$4,378	$4,040	$3,566
Interest income recognized on nonperforming and restructured loans	$315	$185	$169	$174	$105
Interest income foregone on nonperforming and restructured loans	$164	$104	$159	$252	$169
Of the total nonaccrual loans at December 31, 2018 and 2017, $3.8 million, and $2.4 million, respectively, were acquired. We had $0.5 million in nonaccrual loans acquired through acquisition at December 31, 2016. Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 0.42%, 0.29%, and 0.22% of total loans at December 31, 2018, 2017 and 2016, respectively.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Other real estate owned with a cost basis of $0.1 million and $0.6 million was sold during the years ended December 31, 2018 and 2017, respectively, resulting in a net loss of $24,000 and a net gain of $27,000 for the respective period, compared to a cost basis of $0.5 million and a net gain of $13,000 for the year ended December 31, 2016.
The following table provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	December 31, 2018	December 31, 2017
Construction and development	$122	$183
1-4 Family	15	42
Farmland	204	—
Commercial real estate	3,270	3,612
Total other real estate owned	$3,611	$3,837
Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Year ended December 31, 2018	Year ended December 31, 2017
Balance, beginning of period	$3,837	$4,065
Additions	496	42
Acquired other real estate owned	—	477
Sales of other real estate owned	(155)	(564)
Write-downs	(567)	(183)
Balance, end of period	$3,611	$3,837
In January 2019, the Company sold a commercial real estate property held as other real estate owned with a cost basis of $3.3 million for its recorded value, and accordingly no gain or loss was recognized upon the sale. A write-down of the property in the amount of $0.6 million was recorded during the quarter ended December 31, 2018.
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
Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, four to six months, seven to twelve months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At December 31, 2018, the Bank was within the policy guidelines for asset/liability management.

The following table depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels for the periods presented.

As of December 31, 2018
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+300	(6.40)%
+200	(4.20)%
+100	(2.10)%
-100	5.90%
-200	6.50%
-300	6.20%

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
Liquidity and Capital Resources
Liquidity. Liquidity is a measure of the ability to fund loan commitments and meet deposit maturities and withdrawals in a timely and cost-effective way. Cash flow requirements can be met by generating net income, attracting new deposits, converting assets to cash or borrowing funds. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, loan prepayments, and borrowings are greatly influenced by general interest rates, economic conditions, and the competitive environment in which we operate. To minimize funding risks, we closely monitor our liquidity position through periodic reviews of maturity profiles, yield and rate behaviors, and loan and deposit forecasts. Excess short-term liquidity is usually invested in overnight federal funds sold.
Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At both December 31, 2018 and 2017, 66% of our total assets, respectively, were funded by core deposits.
Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings (such as FHLB advances), which impacts their liquidity. At December 31, 2018, securities with a carrying value of $77.6 million were pledged to secure deposits or borrowings, compared to $90.8 million in pledged securities at December 31, 2017.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2018, the balance of our outstanding advances with the FHLB was $206.5 million, an increase from $166.7 million at December 31, 2017. The total amount of the remaining credit available to us from the FHLB at December 31, 2018 was $481.7 million. At December 31, 2018, our FHLB borrowings were collateralized by approximately $607.4 million of the Company’s loan portfolio and $90.1 million of the Company’s investment securities. Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements collateralized by U.S. Treasury and agency securities. We had $2.0 million of repurchase agreements outstanding at December 31, 2018, compared to $21.9 million at December 31, 2017. The majority of the repurchase agreements at December 31, 2017 were transferred into a new reciprocal deposit product introduced by the Bank in 2018 that enables customer balances greater that $250,000 to be insured by the FDIC. We maintain unsecured lines of credit with FNBB and TIB totaling $60.0 million. These lines of credit are Fed Funds lines of credit and are used for overnight borrowing only. There were no outstanding balances on our unsecured lines of credit at December 31, 2018 or 2017. In addition, in connection with its definitive agreement to acquire Citizens, on March 24, 2017, the Company issued and sold $18.6 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) due March 30, 2027. The Company used the net proceeds of the Notes sale to fund a portion of its acquisition of Citizens, which closed on July 1, 2017.
Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. We do not hold any brokered deposits, as defined for federal regulatory purposes, although we do hold QwikRate® deposits, included in our time deposit balances, to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At December 31, 2018, we held $56.7 million of QwickRate® deposits, a decrease compared to $70.5 million at December 31, 2017.
The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the years ended December 31, 2018 and 2017.

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Year ended December 31,		Year ended December 31,
	2018	2017	2018	2017
Noninterest-bearing demand	15%	12%	—%	—%
Interest-bearing demand	26	27	0.81	0.70
Savings	8	7	0.49	0.57
Time deposits	35	39	1.44	1.18
Short-term borrowings	10	11	1.73	1.11
Borrowed funds	6	4	2.73	2.81
Total deposits and borrowed funds	100%	100%	1.10%	0.92%
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
The Company and the Bank each were in compliance with all regulatory capital requirements as of December 31, 2018, 2017 and 2016. The Bank also was considered “well-capitalized” under the FDIC’s prompt corrective action regulations as of these dates.
The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
December 31, 2018
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$172,050	9.81%	$—	—%
Tier 1 common equity to risk-weighted assets	165,550	11.15	—	—
Tier 1 capital to risk-weighted assets	172,050	11.59	—	—
Total capital to risk-weighted assets	199,786	13.46	—	—
Investar Bank:
Tier 1 capital to average assets (leverage)	187,735	10.72	87,570	5.00
Tier 1 common equity to risk-weighted assets	187,735	12.67	96,349	6.50
Tier 1 capital to risk-weighted assets	187,735	12.67	118,583	8.00
Total capital to risk-weighted assets	197,256	13.31	148,229	10.00

December 31, 2017
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$161,438	10.66%	$—	—%
Tier 1 common equity to risk-weighted assets	154,938	11.75	—	—
Tier 1 capital to risk-weighted assets	161,438	12.24	—	—
Total capital to risk-weighted assets	187,530	14.22	—	—
Investar Bank:
Tier 1 capital to average assets (leverage)	175,943	11.63	75,668	5.00
Tier 1 common equity to risk-weighted assets	175,943	13.35	85,647	6.50
Tier 1 capital to risk-weighted assets	175,943	13.35	105,411	8.00
Total capital to risk-weighted assets	183,867	13.95	131,764	10.00
Off-Balance Sheet Transactions
The Bank entered into forward starting interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 1.6 years. The total notional amount of the derivative contracts is $50.0 million.

For the years ended December 31, 2018 and 2017, a gain of $0.1 million, net of a $22,000 tax expense, and a gain of $0.4 million, net of a $0.1 million tax expense, respectively, was recognized in “Other comprehensive income (loss)” in the accompanying consolidated statement of other comprehensive income for the change in fair value of the interest rate swap. The swap contracts had a fair value of $0.6 million and $0.5 million as of December 31, 2018 and 2017, respectively, and have been recorded in “Other assets” in the accompanying consolidated balance sheets. The Bank expects the hedge to remain fully effective during the remaining term of the swap contract.
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

	December 31, 2018	December 31, 2017
Commitments to extend credit:
Loan commitments	$263,002	$174,278
Standby letters of credit	11,114	3,832
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.
Additionally, at December 31, 2018, the Company had unfunded commitments of $0.1 million for its investment in Small Business Investment Company qualified funds.
For each of the years ended December 31, 2018 and 2017, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations, or cash flows currently or in the future.
Contractual Obligations
The following table presents, as of December 31, 2018, significant fixed and determinable contractual obligations to third parties by payment date (dollars in thousands).

	Payments Due In:
	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$796,155	$—	$—	$—	$796,155
Time deposits(1)	412,824	134,835	17,842	—	565,501
Securities sold under agreements to repurchase(1)	1,999	—	—	—	1,999
Federal Home Loan Bank advances(2)	148,400	3,100	—	55,000	206,500
Subordinated debt(2)	—	—	—	18,600	18,600
Junior subordinated debentures(2)	—	—	—	6,702	6,702
Operating lease commitment	80,000	240,000	240,000	890,000	1,450,000
Total contractual obligations	$1,439,378	$377,935	$257,842	$970,302	$3,045,457

(1)	Excludes interest.

(2)	Excludes unamortized premiums and discounts.

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
Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2018, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2018, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.”
Ernst & Young LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

Date: March 15, 2019	By:	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer

Date: March 15, 2019	By:	/s/ Christopher L. Hufft
Christopher L. Hufft
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Investar Holding Corporation
Opinion on Internal Control over Financial Reporting

We have audited Investar Holding Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Investar Holding Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended , and the related notes and our report dated March 15, 2019 expressed an unqualified opinion thereon.

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
March 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Investar Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Investar Holding Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended , and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.
New Orleans, Louisiana
March 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Investar Holding Corporation
Baton Rouge, Louisiana

We have audited the accompanying consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows of Investar Holding Corporation (the Company) for the year ended December 31, 2016. These financial statements are the responsibility of Investar Holding Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, Investar Holding Corporation’s results of operations and cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Postlethwaite & Netterville APLC
Baton Rouge, Louisiana
March 9, 2017

INVESTAR HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2018	2017
ASSETS
Cash and due from banks	$15,922	$19,619
Interest-bearing balances due from other banks	1,212	10,802
Federal funds sold	6	—
Cash and cash equivalents	17,140	30,421

Available for sale securities at fair value (amortized cost of $253,504 and $220,077, respectively)	248,981	217,564
Held to maturity securities at amortized cost (estimated fair value of $15,805 and $17,947, respectively)	16,066	17,997
Loans, net of allowance for loan losses of $9,454 and $7,891, respectively	1,391,371	1,250,888
Equity securities	13,562	9,798
Bank premises and equipment, net of accumulated depreciation of $9,898 and $7,825, respectively	40,229	37,540
Other real estate owned, net	3,611	3,837
Accrued interest receivable	5,553	4,688
Deferred tax asset	1,145	1,294
Goodwill and other intangible assets, net	19,787	19,926
Bank owned life insurance	23,859	23,231
Other assets	5,165	5,550
Total assets	$1,786,469	$1,622,734

LIABILITIES
Deposits:
Noninterest-bearing	$217,457	$216,599
Interest-bearing	1,144,274	1,008,638
Total deposits	1,361,731	1,225,237
Advances from Federal Home Loan Bank	206,490	166,658
Repurchase agreements	1,999	21,935
Subordinated debt, net of unamortized issuance costs	18,215	18,168
Junior subordinated debt	5,845	5,792
Accrued taxes and other liabilities	9,927	12,215
Total liabilities	1,604,207	1,450,005

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 9,484,219 and 9,514,926 shares issued and outstanding, respectively	9,484	9,515
Surplus	130,133	131,582
Retained earnings	45,721	33,203
Accumulated other comprehensive loss	(3,076)	(1,571)
Total stockholders’ equity	182,262	172,729
Total liabilities and stockholders’ equity	$1,786,469	$1,622,734

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share data)

	For the years ended December 31,
	2018	2017	2016
INTEREST INCOME
Interest and fees on loans	$66,750	$47,863	$39,380
Interest on investment securities	6,608	5,055	3,565
Other interest income	533	428	207
Total interest income	73,891	53,346	43,152

INTEREST EXPENSE
Interest on deposits	11,394	8,050	7,182
Interest on borrowings	5,127	2,779	1,231
Total interest expense	16,521	10,829	8,413
Net interest income	57,370	42,517	34,739

Provision for loan losses	2,570	1,540	2,079
Net interest income after provision for loan losses	54,800	40,977	32,660

NONINTEREST INCOME
Service charges on deposit accounts	1,453	767	343
Gain on sale of investment securities, net	14	292	443
Gain on sale of fixed assets, net	98	127	1,266
(Loss) gain on sale of other real estate owned, net	(24)	27	13
Gain on sale of loans, net	—	—	405
Servicing fees and fee income on serviced loans	963	1,482	2,087
Interchange fees	932	537	381
Income from bank owned life insurance	628	245	189
Change in the fair value of equity securities	(267)	—	—
Other operating income	521	338	341
Total noninterest income	4,318	3,815	5,468
Income before noninterest expense	59,118	44,792	38,128

NONINTEREST EXPENSE
Depreciation and amortization	2,553	1,865	1,493
Salaries and employee benefits	25,469	18,681	15,609
Occupancy	1,378	1,150	995
Data processing	2,090	1,690	1,488
Marketing	237	422	386
Professional fees	1,051	950	1,261
Customer reimbursements	—	—	584
Acquisition expense	1,445	1,868	—
Other operating expenses	7,659	5,716	4,823
Total noninterest expense	41,882	32,342	26,639
Income before income tax expense	17,236	12,450	11,489
Income tax expense	3,630	4,248	3,609
Net income	$13,606	$8,202	$7,880

EARNINGS PER SHARE
Basic earnings per share	$1.41	$0.96	$1.11
Diluted earnings per share	1.39	0.96	1.10
Cash dividends declared per common share	0.17	0.10	0.04
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the years ended December 31,
	2018	2017	2016
Net income	$13,606	$8,202	$7,880
Other comprehensive (loss) income:
Unrealized gain (loss) on investment securities:
Unrealized (loss) gain, available for sale, net of tax (benefit) expense of ($419), $88, and ($808), respectively	(1,576)	330	(1,500)
Reclassification of realized gain, net of tax expense of $3, $61, and $155, respectively	(11)	(231)	(287)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0, $0, and $1, respectively	(2)	(1)	(4)
Fair value of derivative financial instruments
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax expense of $22, $107, and $206, respectively	84	402	383
Total other comprehensive (loss) income	(1,505)	500	(1,408)
Total comprehensive income	$12,101	$8,702	$6,472

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2015	$7,264	$84,099	$18,650	$(663)	$109,350
Surrendered shares	(4)	(61)	—	—	(65)
Shares repurchased	(222)	(3,251)	—	—	(3,473)
Options and warrants exercised	12	153	—	—	165
Dividends declared, $0.04 per share	—	—	(303)	—	(303)
Stock-based compensation	52	557	—	—	609
Net tax effect of stock-based compensation	—	2	—	—	2
Net income	—	—	7,880	—	7,880
Other comprehensive loss, net	—	—	—	(1,408)	(1,408)
Balance, December 31, 2016	$7,102	$81,499	$26,227	$(2,071)	$112,757
Common stock issued in offering, net of direct costs of $1,991	1,624	30,885	—	—	32,509
Common stock issued in acquisition, net of issuance costs	800	17,896	—	—	18,696
Surrendered shares	(8)	(160)	—	—	(168)
Shares repurchased	(23)	(483)	—	—	(506)
Options and warrants exercised	87	1,085	—	—	1,172
Dividends declared, $0.10 per share	—	—	(948)	—	(948)
Stock-based compensation and other activity	(67)	853	—	—	786
Net tax effect of stock-based compensation	—	7	—	—	7
Net income	—	—	8,202	—	8,202
Other comprehensive income, net(1)	—	—	(278)	500	222
Balance, December 31, 2017	$9,515	$131,582	$33,203	$(1,571)	$172,729
Surrendered shares	(9)	(210)	—	—	(219)
Shares repurchased	(132)	(3,236)	—	—	(3,368)
Options and warrants exercised	76	960	—	—	1,036
Dividends declared, $0.17 per share	—	—	(1,640)	—	(1,640)
Stock-based compensation	34	1,037	—	—	1,071
Reclassification of tax effects of the Tax Cuts and Jobs Act(2)	—	—	557	—	557
Net income	—	—	13,606	—	13,606
Other comprehensive loss, net	—	—	—	(1,505)	(1,505)
Impact of adoption of new accounting standards(3)	—	—	(5)	—	(5)
Balance, December 31, 2018	$9,484	$130,133	$45,721	$(3,076)	$182,262

(1)
The Tax Cuts and Jobs Act (“TCJA”), enacted on December 22, 2017, required the revaluation of the Company’s deferred tax assets and liabilities as of December 31, 2017 as a result of the lower corporate tax rates to be realized beginning January 1, 2018. The $0.3 million adjustment to retained earnings represents the reclassification of the tax effects, or “stranded OCI” remaining in accumulated other comprehensive income after the revaluation of the Company’s deferred tax assets and liabilities.

(2)	The $0.6 million adjustment to retained earnings for the period ended December 31, 2018 represents a reclassification of the tax effects of the TCJA.

(3)	Represents the impact of adopting ASU No. 2016-01. See Note 1 to the consolidated financial statements for more information.

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the years ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$13,606	$8,202	$7,880
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,553	1,865	1,493
Provision for loan losses	2,570	1,540	2,079
Amortization of purchase accounting adjustments	(2,180)	(489)	(39)
Provision for other real estate owned	567	183	7
Net amortization of securities	478	1,114	1,304
Gain on sale of investment securities, net	(14)	(292)	(443)
Gain on sale of fixed assets, net	(98)	(127)	(1,266)
Impairment of investment in tax credit entity	—	—	11
Loss (gain) on sale of other real estate owned, net	24	(27)	(13)
FHLB stock dividend	(239)	(99)	(66)
Stock-based compensation	1,071	786	609
Deferred taxes	841	245	(207)
Net change in value of bank owned life insurance	(628)	(245)	(189)
Amortization of subordinated debt issuance costs	46	35	—
Unrealized loss on equity securities	267	—	—
Loans held for sale:
Originations	—	—	(494)
Proceeds from sales	—	—	29,013
Gain on sale of loans	—	—	(405)
Net change in:
Accrued interest receivable	(865)	(321)	(387)
Other assets	995	(639)	581
Accrued taxes and other liabilities	(2,582)	(2,274)	(2,164)
Net cash provided by operating activities	16,412	9,457	37,304

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	7,021	106,448	15,515
Purchases of securities available for sale	(72,258)	(104,209)	(87,340)
Proceeds from maturities, prepayments and calls of investment securities available for sale	30,545	29,295	18,627
Proceeds from maturities, prepayments and calls of investment securities held to maturity	1,884	2,021	6,217
Proceeds from redemption or sale of equity securities	1,299	2,000	2,800
Purchases of equity securities	(4,265)	(4,844)	(2,261)
Net increase in loans	(141,505)	(133,708)	(100,634)
Proceeds from sales of other real estate owned	132	591	541
Purchases of other real estate owned	(257)	—	—
Proceeds from sales of fixed assets	19	625	2,686
Purchases of fixed assets	(4,936)	(2,081)	(3,964)
Acquisition of trademark intangible	—	—	(100)
Purchase of bank owned life insurance	—	(15,000)	(3,500)
Purchase of other investments	(119)	(711)	(553)
Distributions from investments	39	24	—
Cash paid for Citizens, net of cash acquired	—	(1,235)	—
Cash acquired from BOJ, net of cash paid	—	22,436	—
Net cash used in investing activities	(182,401)	(98,348)	(151,966)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)

	For the years ended December 31,
	2018	2017	2016
Cash flows from financing activities
Net increase (decrease) in customer deposits	136,644	(20,467)	170,436
Net decrease in repurchase agreements	(19,936)	(17,152)	(12)
Net increase (decrease) in short-term FHLB advances	22,900	43,500	(33,780)
Proceeds from long-term FHLB advances	75,000	55,000	5,000
Repayment of long-term FHLB advances	(58,100)	(20,603)	(15,914)
Cash dividends paid on common stock	(1,468)	(722)	(278)
Payments to repurchase common stock	(3,368)	(506)	(3,473)
Proceeds from public offering of common stock, net of issuance costs	—	32,509	—
Proceeds from stock options and warrants exercised	1,036	1,172	165
Proceeds from other borrowings	—	78	1,000
Repayments of other borrowings	—	(1,078)	—
Proceeds from subordinated debt, net of issuance costs	—	18,133	—
Net cash provided by financing activities	152,708	89,864	123,144
Net (decrease) increase in cash and cash equivalents	(13,281)	973	8,482
Cash and cash equivalents, beginning of period	30,421	29,448	20,966
Cash and cash equivalents, end of period	$17,140	$30,421	$29,448

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Income taxes	$2,555	$4,375	$2,850
Interest on deposits and borrowings	16,139	10,201	8,294
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfer from loans to other real estate owned	$239	$42	$3,875
Transfer from bank premises and equipment to other assets	—	1,146	—

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Investar Holding Corporation (the “Company”) is a financial holding company headquartered in Baton Rouge, Louisiana, that provides, through its wholly-owned subsidiary, Investar Bank (the “Bank”), full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses throughout its Louisiana markets of Baton Rouge, New Orleans, and Lafayette and their greater surrounding areas, and as of March 1, 2019, the greater Houston, Texas market.
Basis of Presentation
The consolidated financial statements of Investar Holding Corporation and its wholly-owned subsidiary, the Bank, have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to generally accepted practices within the banking industry.
Segments
While our chief decision maker monitors the revenue streams of the various banking products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Because the overall banking operations comprise substantially all of the consolidated operations, no separate segment disclosures are presented in the accompanying consolidated financial statements.
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
Equity Securities
The Company is a member of the Federal Home Loan Bank (“FHLB”) system. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, is restricted as to redemption, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Equity securities also include investments in our other correspondent banks including Independent Bankers Financial Corporation (“IBFC”) and First National Bankers Bank (“FNBB”) stock. These investments are carried at cost which approximates fair value. The balance of equity securities in our correspondent banks at December 31, 2018 and 2017 was $11.9 million and $9.8 million, respectively.
In addition, at December 31, 2018, equity securities include securities previously held as available for sale securities prior to January 1, 2018. See Impact of New Accounting Pronouncements below for more details. These securities are marketable securities in corporate stocks and totaled $1.7 million at December 31, 2018.
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
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the unpaid principal balance outstanding, net of purchase premiums or discounts, deferred income (net of costs), any direct principal charge-offs, and an allowance for loan losses. Interest on loans is calculated by using the effective interest rate on daily balances of the principal amount outstanding. Loan origination fees, net of direct loan origination costs, and commitment fees, are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable.
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
Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. For loans carried at the lower of cost or fair value, gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan. At December 31, 2018 and 2017, the Company did not have any loans held for sale.
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
The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. Based on management’s review and observations made through qualitative review, management may apply qualitative adjustments to determine loss estimates at a group and/or portfolio segment level as deemed appropriate. Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in its portfolio and portfolio segments. The Company utilizes an internally developed model that requires judgment to determine the estimation method that fits the credit risk characteristics of the loans in its portfolio and portfolio segments. Qualitative and environmental factors that may not be directly reflected in quantitative estimates include: asset quality trends, changes in loan concentrations, new products and process changes, changes and pressures from competition, changes in lending policies and underwriting practices, trends in the nature and volume of the loan portfolio, changes in experience and depth of lending staff and management and national and regional economic trends. The Company also considers third party or comparable company loss data. Changes in these factors are considered in determining changes in the allowance for loan losses. The impact of these factors on the Company’s qualitative assessment of the allowance for loan losses can change from period to period based on management’s assessment of the extent to which these factors are already reflected in historic loss rates. The uncertainty inherent in the estimation process is also considered in evaluating the allowance for loan losses.
In the ordinary course of business, the Bank enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At December 31, 2018 and 2017 the reserve for unfunded loan commitments was $66,000 and $32,000, respectively.

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
For the year ended December 31, 2016, expected future cash flows from ASRs approximated adequate compensation for such activities. Accordingly, the Company has not recorded an asset or liability. There were no loan sales for which servicing rights were retained by the Company during the years ended December 31, 2018 and 2017. Total income earned from servicing activities was approximately $0.6 million for the year ended December 31, 2018, and $1.0 million and $1.6 million for the years ended December 31, 2017, and 2016, respectively.
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
Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with FASB ASC Topic 360, Property, Plant, and Equipment. If impaired, the asset is written down to its estimated fair value. No impairment charges have been recognized through December 31, 2018. Core deposit intangibles representing the value of the acquired core deposit base are generally recorded in connection with business combinations involving banks and branch locations. The Company’s policy is to amortize core deposit intangibles over the estimated useful life of the deposit base. The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant revision of the remaining period of amortization. The Company’s core deposit intangibles are currently amortized using the sum-of-the-years-digits basis over 10 to 15 years. See Note 7, Goodwill and Other Intangible Assets, for additional information.
Repurchase Agreements
Securities sold under agreements to repurchase are secured borrowings treated as financing activities and are carried at the amounts at which the securities will be subsequently reacquired as specified in the respective agreements.
Stock-Based Compensation
The Company accounts for stock-based compensation under the provisions of ASC Topic 718, Compensation - Stock Compensation. Under this accounting guidance, fair value is established as the measurement objective in accounting for share-based payment awards and requires the application of a fair value based measurement method in accounting for compensation costs, which is recognized over the requisite service period. The impact of forfeitures of share-based payment awards on compensation expense is recognized as forfeitures occur. See Note 14, Stock-Based Compensation, for further disclosures regarding stock-based compensation.
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
Purchased loans acquired in a business combination are recorded at their estimated fair value as of the acquisition date. The fair value of loans acquired is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest prepayments, estimated payments, estimated default rates, estimated loss severity in the event of defaults, and current market rates. The fair value adjustment for performing acquired loans is amortized over the life of the loan using the effective interest method. Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date. Subsequent to acquisition, acquired performing loans are evaluated using a similar allowance methodology as the legacy portfolio. An allowance for credit losses is only recorded to the extent that the required reserves exceed the unaccreted fair value adjustment.
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Share Repurchases
Effective January 1, 2015, companies incorporated under Louisiana law became subject to the Louisiana Business Corporation Act. Provisions of the Louisiana Business Corporation Act eliminate the concept of treasury stock. Rather, shares purchased by the Company constitute authorized but unissued shares. Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law. The Company’s consolidated financial statements as of December 31, 2018 and 2017 reflect this change. The cost of shares purchased by the Company has been allocated to common stock and surplus balances.
Reclassifications
Certain reclassifications have been made to the 2017 and 2016 financial statements to confirm to the 2018 presentation.
Tax Cuts and Jobs Act
Public law No. 115-97, known as the Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. Based on the information available and current interpretation of the rules, the Company recorded the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities. The amount recorded in the fourth quarter of 2017 related to the remeasurement of the Company’s deferred tax balance resulted in additional income tax expense of $0.3 million. An additional $0.6 million was expensed in the first quarter of 2018 due to the remeasurement of the Company’s deferred tax balance. All necessary adjustments were recorded during the measurement period allowed by SAB 118.
Impact of New Accounting Pronouncements
ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting was effective for the Company on January 1, 2017. ASU 2016-09 requires that all income tax effects related to vestings of share-based payment awards be reported in earnings as an increase (or decrease) to income tax expense. Previously, excess income tax benefits of a vested award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the award’s vesting period. The requirement to report those income tax effects in earnings has been applied to vestings occurring on or after January 1, 2017 and resulted in recording a $0.1 million tax benefit for the year ended December 31, 2017. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. ASU 2016-09 also requires that companies make an accounting policy election regarding forfeitures, to either estimate the number of awards that are expected to vest or account for them when they occur. We have elected to recognize forfeitures as they occur. The impact of this change and that of the remaining provisions of ASU 2016-09 did not have a significant impact on our financial statements.
The Company early adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income in the fourth quarter of 2017. ASU 2018-02, issued in February 2018, provides for the reclassification of the effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income (AOCI) to retained earnings resulting from the Tax Cuts and Jobs Act of 2017. As a result, the Company reclassified $0.3 million from AOCI to retained earnings in 2017.
ASU 2016-01, Financial Instruments - Overall (Topic 825) became effective for the Company on January 1, 2018. This ASU makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. The ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in accumulated other comprehensive income (AOCI). The adoption of the guidance resulted in an insignificant cumulative-effect adjustment that decreased retained earnings, with offsetting related adjustments to deferred taxes and AOCI. The adoption of this ASU also resulted in equity securities previously classified as AFS securities to be classified as equity securities at fair value in the Company’s December 31, 2018 consolidated balance sheet. ASU 2016-01 also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculation used to determine the disclosed fair value of our loans held for investment portfolio as part of adopting this standard. The refined calculation did not have a significant impact on our fair value disclosures. See Note 17. Fair Values of Financial Instruments.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

As a result of the adoption of ASU 2016-01, $1.4 million of equity securities was reclassified from AFS securities to equity securities in the first quarter of 2018. At December 31, 2018, equity securities include $1.7 million of exchange-traded equity securities that are measured at fair value with changes in fair value recognized in net income. The remaining balance of equity securities at December 31, 2018 consists of stock in correspondent banks and is measured at cost, which approximates fair value, adjusted for any observable market transactions less any impairment. ASU 2016-01 also requires that other investments previously accounted for using the cost method be measured at fair value with changes in fair value recognized in net income. These investments, which had a $1.4 million balance at December 31, 2018, are included in other assets in the consolidated balance sheet and represent investments in small business investment companies without readily determinable fair values. These investments are measured at fair value using the net asset value of the investment and any changes in fair value are recognized in net income.
ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230) became effective for the Company on January 1, 2018. The amendments in the ASU address eight specific cash flow issues with the objective of reducing the existing diversity in practice, as the issues are either unclear or do not have specific guidance under current GAAP. ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606) was effective for the Company on January 1, 2018. ASU 2014-09 amends existing guidance related to revenue from contracts with customers by (i) creating a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revising when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as other real estate owned (“OREO”). The Company adopted ASU 2014-09 using the modified retrospective method applied to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new guidance while prior period amounts continue to be reported in accordance with legacy GAAP. The adoption of ASU 2014-09 did not result in a significant change to the accounting for any in-scope revenue streams. As such, no cumulative effect adjustment was recorded. The majority of the Company’s revenues comes from interest income from loans and securities, which falls outside the scope of ASU 2014-09. The Company’s services that fall within the scope of ASU 2014-09 are primarily included within noninterest income in the consolidated income statements and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of the new guidance include service charges on deposit accounts, interchange fees and other fees, and the sale of OREO. The adoption of this ASU was not significant to the Company and had no material effect on how the Company recognizes revenue nor did it result in any presentation changes to the consolidated financial statements.
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
FASB ASC Topic 820 “Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” Update No. 2018-13. In August 2018, the FASB issued ASU 2018-13, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 removes the disclosure requirement detailing the amount of and reasons for transfers between Level 1 and Level 2 and the valuation processes for Level 3 fair value measurements will be removed. In addition, this ASU modifies the disclosure requirement for investments in certain entities that calculate net asset value. Lastly, ASU 2018-13 adds a disclosure requirement for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. ASU 2018-13 is effective for the Company on January 1, 2020. Early adoption is permitted upon the issuance of ASU 2018-13. The removed and modified disclosures will be adopted on a retrospective basis, and the new disclosures will be adopted on a prospective basis. The adoption of ASU 2018-13 is not expected to have a material impact on the Company’s consolidated financial statements.

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
ASU 2017-08 will be effective for the Company beginning January 1, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of ASU 2017-08 to have a material impact on the financial statements.
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
FASB ASC Topic 326 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” ASU No. 2016-13. The FASB issued ASU No. 2016-13 in June 2016. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. In that regard, we have formed a cross-functional working group, under the direction of our Chief Financial Officer and our Chief Risk Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology. We have developed an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. We have also selected a third-party vendor solution to assist us in the application of the ASU 2016-13. The adoption of ASU 2016-13 is likely to result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses on debt securities. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

FASB ASC Topic 842 “Leases” ASU No. 2016-02. The FASB issued ASU No. 2016-02 in February 2016. The ASU will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.”
ASU 2016-02 will be effective for the Company beginning January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, we expect to recognize a right-of-use asset and a related lease liability totaling $1.2 million related to a lease that became effective on December 31, 2018. We expect to elect to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also do not expect to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We expect to utilize the cumulative-effect adjustment transition approach prescribed by ASU 2018-11. As the majority of the Company’s properties and all of the Company’s equipment are owned, not leased, we do not expect the adoption of this ASU to have a material impact to the Company’s consolidated balance sheet.
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
The table below presents information about the loans acquired with deteriorated credit quality from Citizens as of the date of acquisition (dollars in thousands).

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
The table below presents information about the loans acquired as of the date of acquisition (dollars in thousands).

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
In the year ended December 31, 2018, the acquired companies have added approximately $13.5 million, $1.6 million, and $3.0 million to interest income, noninterest income, and net income, respectively.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Acquisition Expense
Acquisition related costs of $1.4 million and $1.9 million are included in acquisition expenses in the accompanying consolidated statements of income for the years ended December 31, 2018 and 2017, respectively. These costs include system conversion and integrating operations charges as well as legal and consulting expenses related to the acquisitions of Citizens and BOJ and legal and consulting expenses related to the acquisition of Mainland Bank, announced in October 2018.
NOTE 3. INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government agencies and corporations	$7,946	$14	$(90)	$7,870
Obligations of state and political subdivisions	34,875	6	(895)	33,986
Corporate bonds	16,166	53	(710)	15,509
Residential mortgage-backed securities	136,768	336	(2,177)	134,927
Commercial mortgage-backed securities	57,749	108	(1,168)	56,689
Total	$253,504	$517	$(5,040)	$248,981

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government agencies and corporations	$8,241	$8	$(81)	$8,168
Obligations of state and political subdivisions	35,572	87	(422)	35,237
Corporate bonds	16,428	112	(330)	16,210
Residential mortgage-backed securities	110,690	58	(1,270)	109,478
Commercial mortgage-backed securities	48,299	16	(686)	47,629
Equity securities	847	24	(29)	842
Total	$220,077	$305	$(2,818)	$217,564
The amortized cost and approximate fair value balances of obligations of U.S. government agencies and corporations at December 31, 2017 reflect reclasses of small business association securities that are collateralized by commercial mortgages and backed by the U.S. government. These securities were included in the commercial mortgage-backed securities category of our investment portfolio at December 31, 2017 to conform with the presentation of balances at December 31, 2018.
Proceeds from sales of investment securities AFS and gross realized gains and losses are summarized below as of the dates presented (dollars in thousands).

	Twelve months ended December 31,
	2018	2017	2016
Proceeds from sale	$7,021	$106,448	$15,515
Gross gains	$35	$342	$443
Gross losses	$(21)	$(50)	$—
The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of state and political subdivisions	$10,699	$2	$(111)	$10,590
Residential mortgage-backed securities	5,367	—	(152)	5,215
Total	$16,066	$2	$(263)	$15,805

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of state and political subdivisions	$11,861	$9	$(15)	$11,855
Residential mortgage-backed securities	6,136	4	(48)	6,092
Total	$17,997	$13	$(63)	$17,947
The number of AFS securities, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
December 31, 2018	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and corporations	15	$469	$—	$5,304	$(90)	$5,773	$(90)
Obligations of state and political subdivisions	63	13,716	(330)	19,270	(565)	32,986	(895)
Corporate bonds	27	6,793	(225)	5,763	(485)	12,556	(710)
Residential mortgage-backed securities	193	24,868	(245)	79,517	(1,932)	104,385	(2,177)
Commercial mortgage-backed securities	94	5,156	(42)	39,560	(1,126)	44,716	(1,168)
Total	392	$51,002	$(842)	$149,414	$(4,198)	$200,416	$(5,040)

		Less than 12 Months		12 Months or More		Total
December 31, 2017	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and corporations	14	$5,815	$(50)	$1,505	$(31)	$7,320	$(81)
Obligations of state and political subdivisions	57	12,315	(77)	9,930	(345)	22,245	(422)
Corporate bonds	20	1,116	(6)	6,273	(324)	7,389	(330)
Residential mortgage-backed securities	159	71,893	(729)	28,410	(541)	100,303	(1,270)
Commercial mortgage-backed securities	80	30,445	(406)	11,216	(280)	41,661	(686)
Equity securities	1	—	—	478	(29)	478	(29)
Total	331	$121,584	$(1,268)	$57,812	$(1,550)	$179,396	$(2,818)
The number of HTM securities, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
December 31, 2018	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political subdivisions	1	$—	$—	$5,468	$(111)	$5,468	$(111)
Residential mortgage-backed securities	9	1,761	(35)	3,454	(117)	5,215	(152)
Total	10	$1,761	$(35)	$8,922	$(228)	$10,683	$(263)

		Less than 12 Months		12 Months or More		Total
December 31, 2017	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political subdivisions	1	$6,007	$(15)	$—	$—	$6,007	$(15)
Residential mortgage-backed securities	6	1,601	(3)	2,522	(45)	4,123	(48)
Total	7	$7,608	$(18)	$2,522	$(45)	$10,130	$(63)
The unrealized losses in the Bank’s investment portfolio, caused by interest rate increases, are not credit issues. The Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. The Bank does not consider these securities to be other-than-temporarily impaired at December 31, 2018 or December 31, 2017.

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

	Securities Available For Sale		Securities Held to Maturity
December 31, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$3,734	$3,730	$755	$755
Due after one year through five years	10,681	10,600	3,405	3,406
Due after five years through ten years	44,255	43,460	960	961
Due after ten years	194,834	191,191	10,946	10,683
Total debt securities	$253,504	$248,981	$16,066	$15,805

	Securities Available For Sale		Securities Held to Maturity
December 31, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,319	$1,319	$720	$721
Due after one year through five years	15,379	15,331	3,245	3,249
Due after five years through ten years	28,242	27,833	1,875	1,878
Due after ten years	174,290	172,239	12,157	12,099
Total debt securities	$219,230	$216,722	$17,997	$17,947
NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES
The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	December 31,
	2018	2017
Construction and development	$157,946	$157,667
1-4 Family	287,137	276,922
Multifamily	50,501	51,283
Farmland	21,356	23,838
Commercial real estate	627,004	537,364
Total mortgage loans on real estate	1,143,944	1,047,074
Commercial and industrial	210,924	135,392
Consumer	45,957	76,313
Total loans	$1,400,825	$1,258,779
Unamortized premiums and discounts on loans, included in the total loans balances above, were $1.4 million and $2.6 million at December 31, 2018 and 2017, respectively and unearned income on loans was $0.5 million and $0.2 million at December 31, 2018 and 2017, respectively.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Nonaccrual and Past Due Loans
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, we consider the borrower’s debt service capacity through the analysis of current financial information, if available, and/or current information with regard to our collateral position. Regulatory provisions would typically require the placement of a loan on nonaccrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payment of principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.
The tables below provide an analysis of the aging of loans as of the dates presented (dollars in thousands).

	December 31, 2018
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$157,202	$175	$—	$—	$556	$731	$13	$157,946
1-4 Family	284,205	1,101	41	—	1,300	2,442	490	287,137
Multifamily	50,392	109	—	—	—	109	—	50,501
Farmland	19,092	—	—	—	—	—	2,264	21,356
Commercial real estate	624,244	66	—	—	683	749	2,011	627,004
Total mortgage loans on real estate	1,135,135	1,451	41	—	2,539	4,031	4,778	1,143,944
Commercial and industrial	209,399	221	45	—	64	330	1,195	210,924
Consumer	44,493	375	51	—	994	1,420	44	45,957
Total loans	$1,389,027	$2,047	$137	$—	$3,597	$5,781	$6,017	$1,400,825

	December 31, 2017
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$157,123	$225	$—	$—	$34	$259	$285	$157,667
1-4 Family	273,321	1,396	185	56	478	2,115	1,486	276,922
Multifamily	50,271	—	—	—	—	—	1,012	51,283
Farmland	19,619	—	—	58	—	58	4,161	23,838
Commercial real estate	535,014	107	89	—	67	263	2,087	537,364
Total mortgage loans on real estate	1,035,348	1,728	274	114	579	2,695	9,031	1,047,074
Commercial and industrial	133,009	977	67	—	10	1,054	1,329	135,392
Consumer	74,409	610	152	20	1,118	1,900	4	76,313
Total loans	$1,242,766	$3,315	$493	$134	$1,707	$5,649	$10,364	$1,258,779

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Portfolio Segment Risk Factors
The following describes the risk characteristics relevant to each of the Company’s loan portfolio segments.
Construction and Development. Construction and development loans are generally made for the purpose of acquisition and development of land to be improved through the construction of commercial and residential buildings. The successful repayment of these types of loans is generally dependent upon a commitment for permanent financing from the Company, or from the sale of the constructed property. These loans carry more risk than commercial or residential real estate loans due to the dynamics of construction projects, changes in interest rates, the long-term financing market, and state and local government regulations. One such risk is that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and to calculate related loan-to-value ratios. The Company attempts to minimize the risks associated with construction lending by limiting loan-to-value ratios as described above. In addition, as to speculative development loans, the Company generally makes such loans only to borrowers that have a positive pre-existing relationship with us. The Company manages risk by using specific underwriting policies and procedures for these types of loans and by avoiding excessive concentrations in any one business or industry.
1-4 Family. The 1-4 Family portfolio mainly consists of residential mortgage loans to consumers to finance a primary residence. The majority of these loans are secured by properties located in the Company’s market areas and carry risks associated with the creditworthiness of the borrower and changes in the value of the collateral and loan-to-value-ratios. The Company manages these risks through policies and procedures such as limiting loan-to-value ratios at origination, employing experienced underwriting personnel, requiring standards for appraisers, and not making subprime loans.
Multifamily. Multifamily loans are normally made to real estate investors to support permanent financing for multifamily residential income producing properties that rely on the successful operation of the property for repayment. This management mainly involves property maintenance and collection of rents due from tenants. This type of lending carries a lower level of risk, as compared to other commercial lending. In addition, underwriting requirements for multifamily properties are stricter than for other non-owner-occupied property types. The Company manages this risk by avoiding concentrations with any particular customer.
Farmland. Farmland loans are often for land improvements related to agricultural endeavors and may include construction of new specialized facilities. These loans are usually repaid through the conversion to permanent financing, or if scheduled loan amortization begins, for the long-term benefit of the borrower’s ongoing operations. Underwriting generally involves intensive analysis of the financial strength of the borrower and guarantor, liquidation value of the subject collateral, the associated unguaranteed exposure, and any available secondary sources of repayment, with the greatest emphasis given to a borrower’s capacity to meet cash flow coverage requirements as set forth by Bank policies.
Commercial Real Estate. Commercial real estate loans are extensions of credit secured by owner occupied and non-owner occupied collateral. Underwriting generally involves intensive analysis of the financial strength of the borrower and guarantor, liquidation value of the subject collateral, the associated unguaranteed exposure, and any available secondary sources of repayment, with the greatest emphasis given to a borrower’s capacity to meet cash flow coverage requirements as set forth by Bank policies. Repayment is commonly derived from the successful ongoing operations of the property. General market conditions and economic activity may impact the performance of these types of loans, including fluctuations in the value of real estate, new job creation trends, and tenant vacancy rates. The Company attempts to limit risk by analyzing a borrower’s cash flow and collateral value on an ongoing basis. The Company also typically requires personal guarantees from the principal owners of the property, supported by a review of their personal financial statements, as an additional means of mitigating our risk. The Company manages risk by avoiding concentrations in any one business or industry.
Commercial and Industrial. Commercial and industrial loans receive similar underwriting treatment as commercial real estate loans in that the repayment source is analyzed to determine its ability to meet cash flow coverage requirements as set forth by Bank policies. Repayment of these loans generally comes from the generation of cash flow as the result of the borrower’s business operations. Commercial lending generally involves different risks from those associated with commercial real estate lending or construction lending. Although commercial loans may be collateralized by equipment or other business assets (including real estate, if available as collateral), the repayment of these types of loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the general business conditions of the local economy and the borrower’s ability to sell its products and services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, are the chief considerations when assessing the risk of a commercial loan. The liquidation of collateral, if any, is considered a secondary source of repayment because equipment and other business assets may, among other things, be obsolete or of limited resale value. The Company actively monitors certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Consumer. Consumer loans are offered by the Company in order to provide a full range of retail financial services to its customers and include auto loans, credit cards, and other consumer installment loans. Typically, the Company evaluates the borrower’s repayment ability through a review of credit scores and an evaluation of debt to income ratios. Repayment of consumer loans depends upon key consumer economic measures and upon the borrower’s financial stability, and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. A shortfall in the value of any collateral also may pose a risk of loss to the Company for these types of loans. Indirect auto loans comprised the largest component of our consumer loans, representing 67% of our total consumer loans at December 31, 2018. At December 31, 2018, the weighted average remaining term of the indirect auto loan portfolio was 2.7 years. We exited the indirect auto lending business at the end of 2015.
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
The tables below present a summary of the Company’s loan portfolio by category and credit quality indicator as of the dates presented (dollars in thousands).

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$157,360	$—	$586	$—	$157,946
1-4 Family	285,692	69	1,303	73	287,137
Multifamily	50,501	—	—	—	50,501
Farmland	19,092	—	2,264	—	21,356
Commercial real estate	625,670	—	1,334	—	627,004
Total mortgage loans on real estate	1,138,315	69	5,487	73	1,143,944
Commercial and industrial	207,941	—	2,983	—	210,924
Consumer	44,798	167	992	—	45,957
Total loans	$1,391,054	$236	$9,462	$73	$1,400,825

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	December 31, 2017
	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$157,385	$—	$282	$—	$157,667
1-4 Family	275,492	74	1,356	—	276,922
Multifamily	51,283	—	—	—	51,283
Farmland	19,611	2,773	1,454	—	23,838
Commercial real estate	536,741	—	623	—	537,364
Total mortgage loans on real estate	1,040,512	2,847	3,715	—	1,047,074
Commercial and industrial	134,522	—	870	—	135,392
Consumer	74,934	258	1,121	—	76,313
Total loans	$1,249,968	$3,105	$5,706	$—	$1,258,779
The Company had no loans that were classified as loss at December 31, 2018 or 2017.
Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balances of the participations and whole loans sold were $135.4 million and $204.2 million as of December 31, 2018 and 2017, respectively. The unpaid principal balances of these loans were approximately $187.6 million and $237.3 million at December 31, 2018 and 2017, respectively.
In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal shareholders, directors and their immediate family members, as well as to companies in which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $93.0 million and $31.2 million as of December 31, 2018 and December 31, 2017, respectively.
The table below shows the aggregate principal balance of loans to such related parties for the years ended December 31, 2018 and 2017 (dollars in thousands).

	December 31,
	2018	2017
Balance, beginning of period	$31,153	$19,957
New loans/changes in relationship	79,639	24,428
Repayments/changes in relationship	(17,771)	(13,232)
Balance, end of period	$93,021	$31,153
During the year ended December 31, 2018, a company of which a director is the principal owner purchased a $0.7 million substandard loan from the Bank for $0.7 million. The substandard loan was made to a related party of the director. The Company did not record a gain or loss on the sale of the loan because the proceeds approximated the Bank’s recorded investment.
Loans Acquired with Deteriorated Credit Quality
The Company accounts for certain loans acquired as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments.
The table below shows the changes in the accretable yield on acquired impaired loans for the periods presented below (dollars in thousands).

	For the twelve months ended December 31,
	2018	2017
Balance, beginning of period	$—	$275
Loan disposals	—	(303)
Accretion to interest income	—	28
Balance, end of period	$—	$—

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The table below shows a summary of the activity in the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands).

	December 31,
	2018	2017	2016
Balance, beginning of period	$7,891	$7,051	$6,128
Provision for loan losses	2,570	1,540	2,079
Loans charged-off	(1,185)	(765)	(1,228)
Recoveries	178	65	72
Balance, end of period	$9,454	$7,891	$7,051
The following tables outline the activity in the allowance for loan losses by collateral type for the years ended December 31, 2018, 2017 and 2016, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of December 31, 2018, 2017 and 2016 (dollars in thousands).

	December 31, 2018
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$945	$60	$1,287	$332	$3,599	$693	$975	$7,891
Charge-offs	(24)	—	(167)	—	—	(481)	(513)	(1,185)
Recoveries	12	—	29	—	—	55	82	178
Provision	105	21	316	(1)	583	1,374	172	2,570
Ending balance	$1,038	$81	$1,465	$331	$4,182	$1,641	$716	$9,454
Ending allowance balance for loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$236	$236
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	$1,038	$81	$1,465	$331	$4,182	$1,641	$480	$9,218
Loans receivable:
Balance of loans individually evaluated for impairment	$339	$—	$1,177	$—	$761	$76	$916	$3,269
Balance of loans acquired with deteriorated credit quality	13	2,264	490	—	2,011	1,195	44	6,017
Balance of loans collectively evaluated for impairment	157,594	19,092	285,470	50,501	624,232	209,653	44,997	1,391,539
Total period-end balance	$157,946	$21,356	$287,137	$50,501	$627,004	$210,924	$45,957	$1,400,825

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	December 31, 2017
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$579	$60	$1,377	$355	$2,499	$759	$1,422	$7,051
Charge-offs	—	—	—	—	—	(270)	(495)	(765)
Recoveries	34	—	7	—	—	—	24	65
Provision	332	—	(97)	(23)	1,100	204	24	1,540
Ending balance	$945	$60	$1,287	$332	$3,599	$693	$975	$7,891
Ending allowance balance for loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$304	$304
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	$945	$60	$1,287	$332	$3,599	$693	$671	$7,587
Loans receivable:
Balance of loans individually evaluated for impairment	$182	$—	$1,136	$—	$640	$—	$1,086	$3,044
Balance of loans acquired with deteriorated credit quality	285	4,161	1,486	1,012	2,087	1,329	4	10,364
Balance of loans collectively evaluated for impairment	157,200	19,677	274,300	50,271	534,637	134,063	75,223	1,245,371
Total period-end balance	$157,667	$23,838	$276,922	$51,283	$537,364	$135,392	$76,313	$1,258,779

	December 31, 2016
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$644	$22	$1,213	$246	$2,156	$513	$1,334	$6,128
Charge-offs	(27)	—	(57)	—	(526)	—	(618)	(1,228)
Recoveries	14	—	13	—	1	20	24	72
Provision	(52)	38	208	109	868	226	682	2,079
Ending balance	$579	$60	$1,377	$355	$2,499	$759	$1,422	$7,051
Ending allowance balance for loans individually evaluated for impairment	$—	$—	$—	$—	$—	$136	$287	$423
Ending allowance balance for loans collectively evaluated for impairment	$579	$60	$1,377	$355	$2,499	$623	$1,135	$6,628
Ending allowance balance for loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—
Loans receivable:
Balance of loans individually evaluated for impairment	$645	$—	$1,673	$—	$608	$443	$1,008	$4,377
Balance of loans collectively evaluated for impairment	90,092	8,207	175,532	42,759	380,108	84,934	107,417	889,049
Total period-end balance	$90,737	$8,207	$177,205	$42,759	$380,716	$85,377	$108,425	$893,426
Balance of loans acquired with deteriorated credit quality	$660	$—	$494	$1,022	$—	$—	$—	$2,176

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
The following tables contain information on the Company’s impaired loans, which include troubled debt restructurings (“TDR”), discussed in more detail below, and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses. The average balances are calculated based on the month-end balances of the loans during the period reported (dollars in thousands).

	As of and for the year ended December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$339	$359	$—	$237	$13
1-4 Family	1,177	1,180	—	1,455	39
Commercial real estate	761	777	—	878	20
Total mortgage loans on real estate	2,277	2,316	—	2,570	72
Commercial and industrial	76	77	—	278	—
Consumer	215	237	—	410	—
Total	2,568	2,630	—	3,258	72

With related allowance recorded:
Consumer	701	738	236	588	—
Total	701	738	236	588	—

Total loans:
Construction and development	339	359	—	237	13
1-4 Family	1,177	1,180	—	1,455	39
Commercial real estate	761	777	—	878	20
Total mortgage loans on real estate	2,277	2,316	—	2,570	72
Commercial and industrial	76	77	—	278	—
Consumer	916	975	236	998	—
Total	$3,269	$3,368	$236	$3,846	$72

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	As of and for the year ended December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$182	$202	$—	$338	$13
1-4 Family	1,136	1,169	—	1,344	76
Commercial real estate	640	654	—	620	46
Total mortgage loans on real estate	1,958	2,025	—	2,302	135
Commercial and industrial	—	—	—	122	—
Consumer	168	217	—	380	1
Total	2,126	2,242	—	2,804	136

With related allowance recorded:
Consumer	918	956	304	738	1
Total	918	956	304	738	1

Total loans:
Construction and development	182	202	—	338	13
1-4 Family	1,136	1,169	—	1,344	76
Commercial real estate	640	654	—	620	46
Total mortgage loans on real estate	1,958	2,025	—	2,302	135
Commercial and industrial	—	—	—	122	—
Consumer	1,086	1,173	304	1,118	2
Total	$3,044	$3,198	$304	$3,542	$137

	As of and for the year ended December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$645	$661	$—	$1,024	$90
1-4 Family	1,673	1,701	—	1,910	66
Commercial real estate	608	623	—	1,742	7
Total mortgage loans on real estate	2,926	2,985	—	4,676	163
Commercial and industrial	15	16	—	1,509	—
Consumer	153	166	—	399	11
Total	3,094	3,167	—	6,584	174

With related allowance recorded:
Commercial and industrial	428	430	136	144	—
Consumer	855	873	287	506	6
Total	1,283	1,303	423	650	6

Total loans:
Construction and development	645	661	—	1,024	90
1-4 Family	1,673	1,701	—	1,910	66
Commercial real estate	608	623	—	1,742	7
Total mortgage loans on real estate	2,926	2,985	—	4,676	163
Commercial and industrial	443	446	136	1,653	—
Consumer	1,008	1,039	287	905	17
Total	$4,377	$4,470	$423	$7,234	$180

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
Loans classified as TDRs, consisting of 24 credits, totaled approximately $2.2 million at December 31, 2018, compared to 18 credits totaling $1.6 million at December 31, 2017. Sixteen of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, seven of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to forgiveness of interest due on the loan. At December 31, 2018, three of the TDRs were in default of their modified terms and are included in nonaccrual loans. At December 31, 2017, all restructured loans were performing under their modified terms. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment (ASC 450).
At December 31, 2018 and 2017, there were no available balances on loans classified as TDRs that the Company was committed to lend.
The table below presents the TDR pre- and post-modification outstanding recorded investments by loan categories for loans modified during the years ended December 31, 2018 and 2017 (dollars in thousands).

	December 31, 2018			December 31, 2017
Troubled debt restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Construction and development	2	$403	$403	—	$—	$—
1-4 Family	8	587	587	—	—	—
Commercial and industrial	2	12	12	—	—	—
Consumer	—	—	—	1	5	5
		$1,002	$1,002		$5	$5
There were three loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the year ended December 31, 2018. Of these three loans with a total recorded investment of $0.6 million, two loans, or $0.4 million, are construction and development and one loan, or $0.2 million, is 1-4 family.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The following is a summary of accruing and nonaccrual TDRs and the related loan losses by portfolio type as of the dates presented (dollars in thousands).

	TDRs
	Accruing	Nonaccrual	Total	Related Allowance
December 31, 2018
Construction and development	$239	$284	$523	$—
1-4 Family	919	190	1,109	—
Commercial real estate	78	468	546	—
Commercial and industrial	12	—	12	—
Total	$1,248	$942	$2,190	$—

December 31, 2017
Construction and development	$154	$—	$154	$—
1-4 Family	889	—	889	—
Commercial and industrial	573	—	573	—
Consumer	5	—	5	—
Total	$1,621	$—	$1,621	$—
The table below includes the average recorded investment and interest income recognized for TDRs for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands).

	TDRs
	Average Recorded Investment	Interest Income Recognized
December 31, 2018
Construction and development	$308	$13
1-4 Family	948	45
Commercial real estate	553	20
Commercial and industrial	8	—
Consumer	2	—
Total	$1,819	$78

December 31, 2017
Construction and development	$159	$13
1-4 Family	1,255	76
Commercial real estate	592	46
Consumer	2	2
Total	$2,008	$137

December 31, 2016
Construction and development	$171	$13
1-4 Family	1,614	66
Commercial real estate	617	7
Total	$2,402	$86

NOTE 5. OTHER REAL ESTATE OWNED
The table below shows the activity in other real estate owned for the periods presented (dollars in thousands).

	December 31,
	2018	2017
Balance, beginning of period	$3,837	$4,065
Additions	496	42
Acquired other real estate owned	—	477
Sales of other real estate owned	(155)	(564)
Write-downs	(567)	(183)
Balance, end of period	$3,611	$3,837
As of December 31, 2018 and December 31, 2017, other real estate owned related to acquisitions totaled approximately $0.3 million and $0.2 million, respectively. At December 31, 2018, approximately $0.4 million of loans secured by real estate were in the process of foreclosure.
NOTE 6. BANK PREMISES AND EQUIPMENT
Bank premises and equipment consisted of the following as of the dates indicated (dollars in thousands).

	December 31,
	2018	2017
Land	$10,820	$10,476
Buildings and improvements	28,147	25,750
Furniture and equipment	8,832	7,419
Software	1,329	812
Construction-in-progress	999	908
Less: Accumulated depreciation and amortization	(9,898)	(7,825)
Bank premises and equipment, net	$40,229	$37,540
Depreciation and amortization related to bank premises and equipment charged to noninterest expense was approximately $2.6 million, $1.9 million and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
At December 31, 2018, goodwill and other intangible assets totaled $19.8 million and included no accumulated impairment losses. The Company’s intangible assets consist of goodwill, core deposit intangible assets arising from acquisitions, and a trademark intangible that was acquired during the year ended December 31, 2016. The Company has determined that the core deposit intangible assets have finite lives and amortizes them over the estimated useful lives of the assets.
Goodwill was recorded during the year ended December 31, 2017 as a result of the acquisitions of Citizens and BOJ, discussed in Note 2. The carrying amount of goodwill acquired from Citizens and BOJ as of December 31, 2018 was $9.1 million and $5.7 million, respectively. The trademark intangible had a carrying value of $0.1 million at December 31, 2018 and 2017.
In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite-lived intangible assets at least annually, or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing on October 31, 2018 and determined that there was no impairment to its goodwill or trademark intangible asset.
The table below shows a summary of the core deposit intangible assets as of the dates presented (dollars in thousands).

	December 31,
	2018	2017
Gross carrying amount	$3,097	$3,097
Accumulated amortization	(834)	(357)
Net carrying amount	$2,263	$2,740

The Company acquired core deposit intangibles of $1.5 million and $1.0 million in the Citizens and BOJ acquisitions, respectively, during the year ended December 31, 2017. Core deposit intangibles are being amortized over their estimated useful lives, which range from 10 to 15 years. Amortization expense for the core deposit intangible assets recorded in depreciation and amortization totaled approximately $0.5 million, $0.2 million, and $41,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The future amortization schedule for the Company’s core deposit intangible assets is displayed in the table below. The weighted average amortization period remaining for core deposit intangibles is 8.7 years.

(dollars in thousands)
2019	$432
2020	387
2021	342
2022	297
2023	252
Thereafter	553
$2,263
NOTE 8. DEPOSITS
Deposits consisted of the following as of the dates presented (dollars in thousands).

	December 31,
	2018	2017
Noninterest-bearing demand deposits	$217,457	$216,599
Interest-bearing demand deposits	295,212	208,683
Money market deposit accounts	179,340	146,140
Savings accounts	104,146	117,372
Time deposits	565,576	536,443
Total deposits	$1,361,731	$1,225,237
The table below summarizes outstanding time deposits as of the dates indicated (dollars in thousands).

	December 31,
	2018	2017
$0 to $99,999	$229,105	$252,636
$100,000 to $249,999	236,031	203,966
$250,000 and above	100,440	79,841
	$565,576	$536,443
The contractual maturities of time deposits of $100,000 or more outstanding are summarized in the table below as of the dates presented (dollars in thousands).

	December 31,
	2018	2017
Time remaining until maturity:
Three months or less	$77,923	$81,844
Over three through six months	72,397	55,411
Over six through twelve months	102,055	63,183
Over one year through three years	72,524	80,160
Over three years	11,572	3,209
	$336,471	$283,807

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The approximate scheduled maturities of time deposits for each of the next five years are shown below (dollars in thousands).

2019	$412,824
2020	111,891
2021	22,944
2022	9,754
2023	8,163
$565,576
Public fund deposits as of December 31, 2018 and 2017 totaled approximately $85.0 million and $78.3 million, respectively. The funds were secured by securities with a fair value of approximately $74.0 million and $67.5 million as of December 31, 2018 and 2017, respectively.
As of December 31, 2018 and 2017, total deposits outstanding to executive officers, principal shareholders, directors and to companies in which they are principal owners amounted to approximately $49.4 million and $40.4 million, respectively.
NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
We utilize securities sold under agreements to repurchase (“repurchase agreements”) to facilitate the needs of our customers and to facilitate secured short-term funding needs. Repurchase agreements are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.
Repurchase agreements mature on a daily basis. The balances of repurchase agreements were $2.0 million and $21.9 million at December 31, 2018 and December 31, 2017, respectively. These funds were secured by investment securities with fair values of approximately $3.5 million and $23.3 million at December 31, 2018 and December 31, 2017, respectively. The interest rate paid for repurchase agreements is tiered, based on balance, and is indexed to the Federal Funds Rate. The weighted average interest rate on repurchase agreements was 1.67% and 0.66% at December 31, 2018 and December 31, 2017, respectively. The weighted-average rate paid for repurchase agreements during the year ended December 31, 2018 was 0.99% and the weighted average rate for the years ended December 31, 2017 and 2016 was 0.33% and 0.20%, respectively.

NOTE 10. SUBORDINATED DEBT SECURITIES
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
The carrying value of subordinated debt was $18.2 million at December 31, 2018. The subordinated debt securities are recorded net of issuance costs of $0.4 million, which are being amortized using the straight-line method over the life of the Notes.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 11. OTHER BORROWED FUNDS
Federal Home Loan Bank Advances
FHLB advances and weighted average interest rates at the end of the period by contractual maturity are summarized as of the dates presented (dollars in thousands).

	Amount		Weighted Average Rate
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Fixed rate advances maturing:
2018	$—	$126,600	—%	1.42%
2019	148,400	12,000	2.46	1.46
2020	3,100	3,100	1.52	1.52
2027	—	25,000	—	1.06
2028	25,000	—	1.77	—
2033	30,000	—	1.88	—
ASC 805 Fair Value Adjustment	(10)	(42)	—	—
	$206,490	$166,658	2.28%	1.37%
As of December 31, 2018, these advances are collateralized by approximately $607.4 million of the Company’s loan portfolio and $90.1 million of the Company’s investment securities in accordance with the Advance Security and Collateral Agreement with the FHLB. As of December 31, 2018, the Company had an additional $481.7 million available under its line of credit with the FHLB.
At December 31, 2018, the FHLB advances contractually maturing in 2028 and 2033 are fixed rate, nonamortizing puttable advances. Under the terms of these advances, the Bank sells the FHLB options to terminate the fixed rate advances at specified points in time prior to the stated maturity dates. The FHLB may terminate the advances on quarterly option exercise dates until maturity. The $25.0 million advance contractually maturing in 2028 and the $30.0 million advance contractually maturing in 2033 may be terminated by the FHLB beginning in March 2019 and September 2019, respectively.
Lines of Credit
In addition, the Company has outstanding unsecured lines of credit with its correspondent banks available to assist in the management of short-term liquidity. Any balances drawn on these lines of credit mature daily. At December 31, 2018, the available balance on the unsecured lines of credit totaled approximately $60.0 million, with no outstanding balance reflected on the consolidated balance sheet.
Junior Subordinated Debt
The following table provides a summary of the Company’s junior subordinated debentures (dollars in thousands).

	Face Value	Carrying Value	Maturity Date	Variable Interest Rate	Interest Rate at December 31, 2018
First Community Louisiana Statutory Trust I	$3,609	$3,609	June 2036	3-month LIBOR + 1.77%	4.56%
BOJ Bancshares Statutory Trust I	3,093	2,236	December 2034	3-month LIBOR + 1.90%	4.69%
	$6,702	$5,845
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
As part of the purchase accounting adjustments made with the BOJ acquisition on December 1, 2017, the Company adjusted the carrying value of the junior subordinated debentures to fair value as of the acquisition date. The discount on the debentures will continue to be amortized through maturity and recognized as a component of interest expense.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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
The debentures are included on the consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations are eligible for inclusion in Tier I regulatory capital, subject to certain limitations. All of the carrying value of $5.8 million was allowed in the calculation of Tier I regulatory capital at both December 31, 2018 and 2017.
NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS
The Company currently holds interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 1.6 years. The total notional amount of the derivative contracts is $50.0 million. These derivative contracts are currently between the Company and a single counterparty. To mitigate credit risk, securities are pledged to the Company by the counterparty in an amount greater than or equal to the gain position of the derivative contracts.
For the year ended December 31, 2018, a gain of $0.1 million, net of a $22,000 tax expense, was recognized in “Other comprehensive (loss) income” (“OCI”) in the accompanying consolidated statements of other comprehensive income for the change in fair value of the interest rate swap contracts. For the years ended December 31, 2017 and December 31, 2016, a gain of $0.4 million, net of a $0.1 million tax expense, and a gain of $0.4 million, net of a $0.2 million tax expense, respectively, was recognized in OCI in the accompanying consolidated statements of other comprehensive income for the change in fair value of the interest rate swap contracts.
The swap contracts had a fair value of $0.6 million and $0.5 million at December 31, 2018 and 2017, respectively, and have been recorded in “Other assets” in the accompanying consolidated balance sheets. The accumulated gain of $0.5 million included in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets would be reclassified to current earnings if the hedge transaction becomes probable of not occurring. The Company expects the hedge to remain fully effective during the remaining term of the swap contract.
NOTE 13. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company’s Articles of Incorporation give the Company’s board of directors the authority to issue up to 5,000,000 shares of preferred stock. At December 31, 2018, there were no preferred shares outstanding. The preferred shares are considered “blank check” preferred stock. This type of preferred stock allows the board of directors to fix the designations, preferences and relative, participating, optional or other special rights, and qualifications and limitations or restrictions of any series of preferred stock without further shareholder approval.
Common Stock
The Company’s Articles of Incorporation give the Company’s board of directors the authority to issue up to 40,000,000 shares of common stock. At December 31, 2018, there were 9,484,219 common shares outstanding compared to 9,514,926 and 7,101,851 at December 31, 2017 and 2016, respectively.
On March 22, 2017, the Company completed a common stock offering of 1.6 million shares of its common stock at a price of $21.25 per share. The common stock offering generated net proceeds of $32.5 million. On December 1, 2017, the Company issued 799,559 million shares of its common stock as consideration for the acquisition of BOJ. Total stockholders’ equity was $172.7 million at December 31, 2017 compared to $112.8 million at December 31, 2016.
Dividend Restrictions. In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2018, the Bank could pay aggregate dividends of up to $29.7 million to the Company without prior regulatory approval.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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
Accumulated Other Comprehensive Income (Loss)
Activity within the balances in accumulated other comprehensive income (loss), net is shown in the tables below (dollars in thousands).

	For the years ended December 31,
	2018			2017			2016
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain (loss), available for sale, net	$(71)	$(1,576)	$(1,647)	$(401)	$330	$(71)	$1,099	$(1,500)	$(401)
Reclassification of realized gain, net	(1,914)	(11)	(1,925)	(1,683)	(231)	(1,914)	(1,396)	(287)	(1,683)
Unrealized loss, transfer from available for sale to held to maturity, net	7	(2)	5	8	(1)	7	12	(4)	8
Change in fair value of interest rate swap designated as a cash flow hedge, net	407	84	491	5	402	407	(378)	383	5
Accumulated other comprehensive income (loss)	$(1,571)	$(1,505)	$(3,076)	$(2,071)	$500	$(1,571)	$(663)	$(1,408)	$(2,071)
NOTE 14. STOCK-BASED COMPENSATION
Warrants
On October 1, 2011, in connection with the acquisition of South Louisiana Bankers Bank, the Bank issued 130,875 stock warrants with an exercise price of $13.33 per share. The warrants were later exchanged for a like amount of warrants to acquire shares of Company common stock at the same exercise price. These warrants expired on July 1, 2018 and all warrants were exercised.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes the Company’s warrant activity for the periods indicated.

	December 31,
	2018	2017	2016
$13.33 Per Share
Issued October 1, 2011, expired July 1, 2018
Balance, beginning of period	64,425	124,275	130,875
Issued	—	—	—
Forfeited	—	—	—
Exercised	(64,425)	(59,850)	(6,600)
Balance, end of period	—	64,425	124,275
Equity Incentive Plan. The Company previously granted equity awards to its employees and non-employee directors under its 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”). Effective May 24, 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Compensation Plan (the “Plan”) and ceased using the 2014 Plan. The Plan authorizes the grant of various types of equity awards, such as restricted stock, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. The Plan has reserved 600,000 shares of common stock for grant, award or issuance to eligible participants, including shares underlying granted options. The Plan is administered by the Compensation Committee of the Company’s Board of Directors, which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, grants and awards will be made. The Compensation Committee, in its discretion, may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee may approve the terms of grants and awards to the Company’s executive officers and directors. At December 31, 2018, approximately 507,869 shares remain available for grant.
Stock Options
During the years ended December 31, 2018, 2017 and 2016, the Company issued 31,788, 36,177 and 46,512 stock options, respectively, to key personnel that vest in one-fifth increments on the grant date anniversary of each of the following five years.
The table below summarizes the Company’s stock option activity for the periods indicated.

Stock Options
	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2015	278,352	$14.37	8.42
Issued	46,512	14.28
Forfeited	—	—
Exercised	(5,500)	14.00
Outstanding at December 31, 2016	319,364	14.36	7.67
Issued	36,177	20.25
Forfeited	(5,334)	14.00
Exercised	(27,290)	13.70
Outstanding at December 31, 2017	322,917	15.09	7.19
Issued	31,788	20.25
Forfeited	(1,644)	14.00
Exercised	(12,415)	14.07
Outstanding at December 31, 2018	340,646	15.98	6.49
Exercisable at December 31, 2018	162,268	14.70	6.03
At December 31, 2018, the shares underlying total outstanding stock options had an intrinsic value of $3.0 million. The shares underlying exercisable stock options had an intrinsic value of approximately $1.6 million.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards. The Black-Scholes option pricing model incorporates various subjective assumptions, including expected term and expected volatility. Stock option expense in the accompanying consolidated statements of income for the years ended December 31, 2018, 2017, and 2016 was $0.3 million, $0.2 million and $0.2 million, respectively. At December 31, 2018, there was $0.6 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted average period of 2.7 years.
The table below shows the assumptions used for the stock options granted during the years ended December 31, 2018 and 2017.

	2018	2017
Dividend yield	0.52%	0.22%
Expected volatility	24.99%	20.46%
Risk-free interest rate	2.68%	2.19%
Expected term (in years)	6.5	7
Weighted-average grant date fair value	$7.16	$5.39
Time Vested Restricted Stock Awards. The Company has issued shares of time vested restricted stock with vesting terms ranging from two to six years. The total stock-based compensation expense for these awards is determined based on the market price of the Company’s common stock at the grant date applied to the total number of shares granted and is amortized over the vesting period. Shares of restricted stock participate in voting rights and dividends declared by the Company. No shares of restricted stock may be sold, assigned, transferred or pledged until vested.
The Company issued a total of 60,260 shares of restricted stock to employees and directors for the year ended December 31, 2018. Of the restricted stock granted in 2018, 51,263 shares will vest over five years and 8,997 shares will vest over two years.
The Company issued a total of 54,724 shares of restricted stock to employees and directors for the year ended December 31, 2017. Of the restricted stock granted in 2017, 48,288 shares will vest over five years and 6,436 shares will vest over two years.
The Company issued a total of 54,837 shares of restricted stock to employees for the year ended December 31, 2016. Of the restricted stock granted in 2016, 49,139 shares will vest over five years and 5,698 shares will vest over two years.
The unearned compensation related to these awards is amortized to compensation expense over the vesting period. As of December 31, 2018, 2017 and 2016, unearned stock-based compensation associated with these awards totaled approximately $2.1 million, $1.5 million and $1.1 million, respectively. The $2.1 million of unrecognized compensation cost related to time vested restricted stock at December 31, 2018 is expected to be recognized over a weighted average period of 3.3 years.
The following table summarizes the unvested restricted stock award activity for the years ended December 31, 2018 and December 31, 2017.

	December 31,
	2018		2017
	Shares	Weighted Avg Grant Date Fair Value	Shares	Weighted Avg Grant Date Fair Value
Balance, beginning of period	112,688	$17.28	93,366	$14.75
Granted	60,260	24.01	54,724	20.18
Forfeited	(3,441)	20.73	(8,802)	15.97
Earned and issued	(33,659)	16.75	(26,600)	14.78
Balance, end of period	135,848	$20.47	112,688	$17.28

NOTE 15. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) defined contribution plan (the “401(k) Plan”) which covers employees over the age of twenty-one who have completed 90 days of credited service, as defined by the 401(k) Plan. The 401(k) Plan allows employees to defer a percentage of their salaries subject to certain limits based on federal tax laws. The Company makes matching contributions up to 4% of the employee’s annual salary (subject to certain maximum compensation amounts as prescribed in Internal Revenue Service guidance). Contributions by the Company and participants are immediately vested. The 401(k) Plan also allows for discretionary Company contributions in the form of cash or Company stock. Contributions in the form of Company stock are held in a portion of the 401(k) Plan that qualifies as an employee stock ownership plan (“ESOP”). Although no such contributions have been made as of December 31, 2018, the discretionary components vest in increments of 20% annually over a period of five years based on the employees’ years of service.
Employer matching contributions to the 401(k) Plan for the year ended December 31, 2018 were approximately $0.7 million. For the years ended December 31, 2017 and 2016, employer matching contributions were approximately $0.5 million and $0.4 million, respectively.
In 2018, the Bank entered into Salary Continuation Agreements (“SCA”) with certain of the Company’s executive officers. The SCAs represent unfunded, non-qualified deferred compensation arrangements under the Internal Revenue Code of 1986, as amended. The SCAs between the Bank and each officer provides that the officer shall receive annual payments of a fixed amount upon attaining the age of 65, with such payments payable monthly over a period of 120 months (10 years). Each officer is also entitled to certain reduced payments following a termination of employment prior to attaining age 65 (other than a termination due to death or with cause), which payments shall be made on the same schedule mentioned above.
The Company maintains a deferred compensation plan for a former employee of First Community Bank (“FCB”), a bank acquired by the Company in 2013. A single premium immediate annuity policy was purchased in which the former employee is the beneficiary. Under this policy, the beneficiary will receive monthly payments of $2,000 through 2020. The Company also maintains a deferred compensation plan for a former Citizens employee, a liability for which was assumed in the Citizens acquisition. Under the deferred compensation agreement, the former employee will receive monthly payments of $5,500 through May of 2030.
At December 31, 2018 and 2017, the Company had a liability of $1.1 million and $0.7 million, respectively, in Accrued taxes and other liabilities on the consolidated balance sheets related to these deferred compensation plans.
NOTE 16. INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA made broad and complex changes to the U.S. tax code that affected the Company’s income tax rate in 2017, including requiring the revaluation of the Company’s deferred tax assets and liabilities as of December 31, 2017 as a result of the lower corporate tax rates to be realized beginning January 1, 2018. The TCJA reduced the U.S. federal corporate income tax rate from 35% to 21% and established new tax laws that affected 2018.
The income tax expense included in the consolidated statements of income is displayed in the table below for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands).

	December 31,
	2018	2017	2016
Current	$2,789	$4,003	$3,816
Deferred	841	245	(207)
Total income tax expense	$3,630	$4,248	$3,609
The Company’s income tax expense for each of the years ended December 31, 2018 and 2017 includes total charges of $0.3 million related to the revaluation of its deferred tax assets and liabilities as a result of the TCJA.
The provision for federal income taxes differs from that computed by applying the federal statutory rate of 21% in 2018, and 35% in 2017 and 2016, as indicated in the following analysis for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands).

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	December 31,
	2018	2017	2016
Tax based on statutory rate	$3,619	$4,258	$3,921
Increase (decrease) resulting from:
Effect of tax-exempt income	(249)	(422)	(273)
Acquisition costs	29	174	—
Historical tax credits	6	10	10
Effect of tax rate change	338	292	—
Other	(113)	(64)	(49)
Total income tax expense	$3,630	$4,248	$3,609
Effective rate	21.1%	34.1%	31.4%
The Company records deferred income tax on the tax effect of changes in timing differences.
The net deferred tax asset was comprised of the following items as of the dates indicated (dollars in thousands).

	December 31,
	2018	2017	2016
Deferred tax liabilities:
Depreciation	$(2,515)	$(1,652)	$(1,650)
FHLB stock dividend	(79)	(28)	(20)
Basis difference in acquired assets and liabilities	(785)	(900)	(276)
Other	(20)	(20)	—
Gross deferred tax liability	(3,399)	(2,600)	(1,946)

Deferred tax assets:
Allowance for loan losses	1,915	1,549	2,150
Provision for other real estate losses	274	155	266
Unrealized loss on available for sale securities	818	418	1,115
Net operating loss carryforward	128	154	299
Deferred compensation	225	302	25
Basis difference in acquired assets and liabilities	442	839	253
Historical tax credit	160	144	243
Employee and director stock awards	306	208	234
Other	276	125	229
Gross deferred tax assets	4,544	3,894	4,814
Net deferred tax asset	$1,145	$1,294	$2,868
The Company acquired net operating loss (“NOL”) carryforwards through tax free acquisitions. As of December 31, 2018 and December 31, 2017, the Company’s NOL carryforwards were approximately $0.6 million and $0.7 million, respectively, and expire in 2033.
The Company files income tax returns under U.S. federal jurisdiction and the state of Louisiana, although the state of Louisiana does not assess an income tax on income resulting from banking operations. The Company is open to examination in the U.S. and the state of Louisiana for tax years ended December 31, 2015 through December 31, 2018.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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
If quoted market prices are not available, the Company estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy if observable inputs are available, include obligations of U.S. government agencies and corporations, obligations of state and political subdivisions, corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities, and other equity securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Company classifies those securities in level 3. At December 31, 2018, the majority of our level 3 investments was obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using an option-adjusted discounted cash flow model which is based on readily traded comparable municipal credits and current spreads to the yield curves, adjusted for illiquidity of the local municipal market and sinking funds, if applicable.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Assets:
Obligations of U.S. government agencies and corporations	$7,870	$—	$7,870	$—
Obligations of state and political subdivisions	33,986	—	15,178	18,808
Corporate bonds	15,509	—	14,174	1,335
Residential mortgage-backed securities	134,927	—	134,927	—
Commercial mortgage-backed securities	56,689	—	56,689	—
Equity securities	1,699	1,699	—	—
Derivative financial instruments	622	—	622	—
Total assets	$251,302	$1,699	$229,460	$20,143

December 31, 2017
Assets:
Obligations of U.S. government agencies and corporations	$8,168	$—	$8,168	$—
Obligations of state and political subdivisions	35,237	—	15,694	19,543
Corporate bonds	16,210	—	14,885	1,325
Residential mortgage-backed securities	109,478	—	109,478	—
Commercial mortgage-backed securities	47,629	—	47,629	—
Equity securities	842	842	—	—
Derivative financial instruments	516	—	516	—
Total assets	$218,080	$842	$196,370	$20,868
Equity securities balances in the table above do not reflect balances of stock held in correspondent banks.

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

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2016	$17,656	$624	$18,280
Realized gains (losses) included in net income	—	—	—
Unrealized gains included in other comprehensive income	1,265	1	1,266
Purchases	—	700	700
Acquired	622	—	622
Sales	—	—	—
Maturities, prepayments, and calls	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at December 31, 2017	$19,543	$1,325	$20,868
Realized gains (losses) included in net income	—	—	—
Unrealized (losses) gains included in other comprehensive income	(628)	10	(618)
Purchases	—	—	—
Sales	—	—	—
Maturities, prepayments, and calls	(107)	—	(107)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at December 31, 2018	$18,808	$1,335	$20,143
There were no liabilities measured at fair value on a recurring basis using level 3 inputs at December 31, 2018, 2017 and 2016. For the year ended December 31, 2018 and 2017, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.
Fair Value of Assets Measured on a Nonrecurring Basis
Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) are summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at December 31, 2018 or 2017 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2018
Impaired loans	$383	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	15%
Other real estate owned	3,270	Underlying collateral value, Third party appraisals	Collateral discounts and discount rates	15%	15%

December 31, 2017
Impaired loans	$380	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	32%
Other real estate owned	3,612	Underlying collateral value, Third party appraisals	Collateral discounts and discount rates	5%	5%

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The estimated fair values of the Company’s financial instruments at December 31, 2018 and December 31, 2017 are shown below (dollars in thousands).

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$17,134	$17,134	$17,134	$—	$—
Federal funds sold	6	6	6	—	—
Investment securities	265,047	264,786	—	234,053	30,733
Equity securities	13,562	13,562	1,699	11,863	—
Loans, net of allowance	1,391,371	1,374,292	—	—	1,374,292
Derivative financial instruments	622	622	—	622	—

Financial liabilities:
Deposits, noninterest-bearing	$217,457	$217,457	$—	$217,457	$—
Deposits, interest-bearing	1,144,274	1,095,639	—	—	1,095,639
FHLB short-term advances and repurchase agreements	205,399	205,399	—	205,399	—
FHLB long-term advances	3,090	2,712	—	—	2,712
Junior subordinated debt	5,845	7,420	—	—	7,420
Subordinated debt	18,600	19,187	—	19,187	—

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$30,421	$30,421	$30,421	$—	$—
Investment securities	235,561	235,511	842	201,946	32,723
Equity securities	9,798	9,799	—	9,799	—
Loans, net of allowance	1,250,888	1,249,844	—	—	1,249,844
Derivative financial instruments	516	516	—	516	—

Financial liabilities:
Deposits, noninterest-bearing	$216,599	$216,599	$—	$216,599	$—
Deposits, interest-bearing	1,008,638	977,127	—	—	977,127
FHLB short-term advances and repurchase agreements	148,535	148,535	—	148,535	—
FHLB long-term advances	40,058	39,927	—	—	39,927
Junior subordinated debt	5,792	5,576	—	—	5,576
Subordinated debt	18,600	18,857	—	18,857	—
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

As of December 31, 2018 and 2017, the Bank was considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 leverage capital ratios as set forth in the table below. There are no conditions or events since the regulatory framework for prompt corrective action was issued that management believes have changed the Bank’s category.
The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2018 and December 31, 2017 are presented in the tables below (dollars in thousands).

	Actual		Capital Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Tier 1 leverage capital
Investar Holding Corporation	$172,050	9.81%	$70,121	4.00%	NA	NA
Investar Bank	187,735	10.72	70,056	4.00	87,570	5.00

Common Equity Tier 1 risk-based capital
Investar Holding Corporation	165,550	11.15	66,800	4.50	NA	NA
Investar Bank	187,735	12.67	66,703	4.50	96,349	6.50

Tier 1 risk-based capital
Investar Holding Corporation	172,050	11.59	89,066	6.00	NA	NA
Investar Bank	187,735	12.67	88,937	6.00	118,583	8.00

Total risk-based capital
Investar Holding Corporation	199,786	13.46	118,755	8.00	NA	NA
Investar Bank	197,256	13.31	118,583	8.00	148,229	10.00

December 31, 2017
Tier 1 leverage capital
Investar Holding Corporation	$161,438	10.66%	$60,579	4.00%	NA	NA
Investar Bank	175,943	11.63	60,534	4.00	75,668	5.00

Common Equity Tier 1 risk-based capital
Investar Holding Corporation	154,938	11.75	59,352	4.50	NA	NA
Investar Bank	175,943	13.35	59,294	4.50	85,647	6.50

Tier 1 risk-based capital
Investar Holding Corporation	161,438	12.24	79,136	6.00	NA	NA
Investar Bank	175,943	13.35	79,059	6.00	105,411	8.00

Total risk-based capital
Investar Holding Corporation	187,530	14.22	105,514	8.00	NA	NA
Investar Bank	183,867	13.95	105,411	8.00	131,764	10.00
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

These include:

•	Prompt Corrective Action Capital Category Thresholds - The following thresholds have been established for an institution to be deemed well-capitalized:

Total Risk-Based Capital Ratio	10.0%
Tier 1 Risk-Based Capital Ratio	8.0%
Common Equity Tier 1 Capital Ratio	6.5%
Tier 1 Leverage Ratio	5.0%

•	Establishment of a Capital Conservation Buffer - The Capital Conservation Buffer is phased in through 2019.

•	Changes in risk-weighting of assets.

•	Opt-out Election of Accumulated Other Comprehensive Income from Common Equity Tier 1 Capital.
Financial institutions became subject to the final rule on January 1, 2015, and the rules were fully phased in as of January 1, 2019.
NOTE 19. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments
The Company is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At December 31, 2018 the reserve for unfunded loan commitments was $66,000.
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
The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	December 31, 2018	December 31, 2017
Loan commitments	$263,002	$174,278
Standby letters of credit	11,114	3,832
Additionally, at December 31, 2018, the Company had unfunded commitments of $0.1 million for its investment in Small Business Investment Company qualified funds.
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

Leases Commitments
On December 31, 2018, the Company entered into an operating lease of a branch facility in its New Orleans market. There was no lease expense recorded in the year ended December 31, 2018. Future minimum lease payments due under non-cancelable operating leases at December 31, 2018 were as follows (dollars in thousands):

2019	$80
2020	120
2021	120
2022	120
2023	120
Thereafter	890
$1,450
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
Investment in Tax Credit Entity
In December 2014, the Company acquired a limited partnership interest in a tax-advantaged limited partnership whose purpose was to invest in an approved Federal Historic Rehabilitation tax credit project. This investment is accounted for using the cost method of accounting and is included in “Other assets” in the accompanying consolidated balance sheets. At December 31, 2018 and 2017, the recorded investment was $0.2 million. The limited partnership is considered to be a variable interest entity (“VIE”). The VIE has not been consolidated because the Company is not considered the primary beneficiary. The Company’s investment in the limited partnership was evaluated for impairment at the end of the reporting period and the Company determined there was no impairment for the year ended December 31, 2018. At December 31, 2018 and 2017, the Company had $0.9 million invested in this partnership. The investment generated historic tax credits of $1.0 million, all of which were recognized in the year ended December 31, 2014. The Company did not make any loans related to this real estate project. Based on the structure of this transaction, the Company expects to recover its investment solely through use of the tax credits that were generated by the investment.
NOTE 20. CONCENTRATIONS OF CREDIT
Substantially all of the Company’s loans and commitments have been granted to customers in the Company’s market area. The concentrations of credit by type of loan are set forth in Note 4, Loans and Allowance for Loan Losses. The distribution of commitments to extend credit approximates the distribution of loans outstanding.
The Company maintains deposit accounts and federal funds sold with correspondent banks which may, periodically, exceed the federally insured amount.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 21. TRANSACTIONS WITH RELATED PARTIES
The Bank has made, and expects in the future to continue to make in the ordinary course of business, loans to directors and executive officers of the Company, the Bank, and their affiliates. In management’s opinion, these loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk. See Note 4, Loans and Allowance for Loan Losses, for more information regarding lending transactions between the Company and these related parties.
During 2018 and 2017, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated, were deposit customers of the Bank. See Note 8, Deposits, regarding total deposits outstanding to these related parties.
The Company has transactions with related parties for which the Company believes the terms and conditions are comparable to terms that would have been available from a third party that was unaffiliated with the Company. The following describes transactions since January 1, 2016, in addition to the ordinary banking relationships described above, in which the Company has participated in which one or more of its directors, executive officers or other related persons had or will have a direct or indirect material interest.
The Company has engaged in a number of transactions with Joffrion Commercial Division, LLC (“JCD”), a commercial construction company owned and managed by Gordon H. Joffrion, one of the Company’s directors. For each transaction, the Company selected JCD through its public bidding process. The Company paid JCD approximately $0.6 million, $0.4 million and $1.6 million during the years ended December 31, 2018, 2017 and 2016, respectively.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 22. PARENT ONLY BALANCE SHEETS, STATEMENTS OF OPERATIONS AND STATEMENTS OF CASH FLOWS

BALANCE SHEETS
	December 31,
(dollars in thousands)	2018	2017
ASSETS
Cash and due from bank	$604	$2,134
Equity securities	1,232	364
Accounts receivable	26	27
Due from bank subsidiary	451	759
Investment in bank subsidiary	204,347	193,654
Investment in trust	202	202
Investment in tax credit entity	169	169
Trademark intangible	100	100
Deferred tax asset	52	—
Other assets	81	24
Total assets	$207,264	$197,433

LIABILITIES
Subordinated debt, net of unamortized issuance costs	$18,215	$18,168
Junior subordinated debt	5,845	5,792
Accounts payable	124	95
Accrued interest payable	292	290
Dividend payable	484	312
Due to bank subsidiary	42	—
Deferred tax liability	—	47
Total liabilities	25,002	24,704

STOCKHOLDERS’ EQUITY
Common stock	9,484	9,515
Surplus	130,133	131,582
Retained earnings	45,721	33,203
Accumulated other comprehensive loss	(3,076)	(1,571)
Total stockholders’ equity	182,262	172,729

Total liabilities and stockholders’ equity	$207,264	$197,433

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

STATEMENTS OF OPERATIONS
	For the year ended For the year ended December 31,
(dollars in thousands)	2018	2017
Revenue
Dividends received from bank subsidiary	$4,000	$50,200
Dividends on corporate stock	6	6
Gain on sale of equity securities, net	—	52
Change in the fair value of equity securities	(265)	—
Interest income from investment in trust	8	4
Total revenue	3,749	50,262
Expense
Interest on borrowings	1,486	1,017
Management fees to bank subsidiary	335	310
Acquisition expense	39	452
Other expense	454	449
Total expense	2,314	2,228
Income before income taxes and equity in undistributed income of bank subsidiary	1,435	48,034
Equity in undistributed income (loss) of bank subsidiary	11,644	(40,606)
Income tax benefit	527	774
Net income	$13,606	$8,202

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

STATEMENTS OF CASH FLOWS
	For the year ended December 31,
(dollars in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,606	$8,202
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in undistributed loss (earnings) of bank subsidiary	(11,644)	40,606
Gain on sale of available for sale securities	—	(52)
Change in the fair value of equity securities	265	—
Amortization of debt costs and purchase accounting adjustments	100	40
Net change in:
Due from bank subsidiary	307	(494)
Other assets	(13)	36
Deferred tax asset	(99)	(22)
Accrued other liabilities	890	890
Net cash provided by operating activities	3,412	49,206

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributed to bank subsidiary	—	(48,400)
Purchases of equity securities	(2,189)	(492)
Proceeds from the sale of equity securities	1,047	409
Cash paid for acquisitions, net of cash acquired	—	(49,213)
Net cash used in investing activities	(1,142)	(97,696)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings	—	(1,000)
Cash dividends paid on common stock	(1,468)	(722)
Proceeds from issuance of common stock in a public offering, net of issuance costs	—	32,509
Payment to repurchase common stock	(3,368)	(506)
Proceeds from stock options and warrants exercised	1,036	1,172
Proceeds from subordinated debt, net of costs	—	18,133
Net cash provided by (used in) financing activities	(3,800)	49,586
Net decrease in cash	(1,530)	1,096
Cash and cash equivalents, beginning of period	2,134	1,038
Cash and cash equivalents, end of period	$604	$2,134

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest on borrowings	$1,484	$732

NOTE 23. EARNINGS PER SHARE
The following is a summary of the information used in the computation of basic and diluted earnings per common share for the years ended December 31, 2018, 2017 and 2016 (in thousands, except share data).

	December 31,
	2018	2017	2016
Earnings per common share - basic
Net income allocated to common shareholders	$13,414	$8,092	$7,880
Weighted-average basic shares outstanding	9,538,891	8,399,584	7,107,187
Basic earnings per common share	$1.41	$0.96	$1.11

Earnings per common share - diluted
Net income allocated to common shareholders	$13,417	$8,092	$7,880
Weighted-average basic shares outstanding	9,538,891	8,399,584	7,107,187
Dilutive effect of securities	125,952	57,344	42,647
Total weighted average diluted shares outstanding	9,664,843	8,456,928	7,149,834
Diluted earnings per common share	$1.39	$0.96	$1.10

The weighted average number of shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	December 31,
	2018	2017	2016
Stock options	6,306	5,235	10,069
Restricted stock	1,364	1,880	1,737

NOTE 24. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2018
Total interest income	$17,178	$18,009	$18,777	$19,927
Total interest expense	3,320	3,689	4,392	5,120
Net interest income	13,858	14,320	14,385	14,807
Provision for loan losses	625	567	785	593
Net interest income after provision for loan losses	13,233	13,753	13,600	14,214
Gain (loss) on sale of investment securities	—	22	15	(23)
Other noninterest income	1,072	1,171	1,202	859
Noninterest expense	10,562	10,160	10,254	10,906
Income before income taxes	3,743	4,786	4,563	4,144
Income tax expense	1,341	966	516	807
Net income	$2,402	$3,820	$4,047	$3,337
Earnings per common share - basic	$0.25	$0.39	$0.42	$0.35
Earnings per common share - diluted	$0.25	$0.39	$0.41	$0.34

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2017
Total interest income	$11,093	$11,844	$14,442	$15,967
Total interest expense	2,233	2,542	2,904	3,150
Net interest income	8,860	9,302	11,538	12,817
Provision for loan losses	350	375	420	395
Net interest income after provision for loan losses	8,510	8,927	11,118	12,422
Gain on sale of investment securities	106	109	27	50
Other noninterest income	779	692	1,140	912
Noninterest expense	6,684	6,928	9,122	9,608
Income before income taxes	2,711	2,800	3,163	3,776
Income tax expense	847	877	1,032	1,492
Net income	$1,864	$1,923	$2,131	$2,284
Earnings per common share - basic	$0.26	$0.22	$0.24	$0.25
Earnings per common share - diluted	$0.26	$0.22	$0.24	$0.25
NOTE 25. SUBSEQUENT EVENTS
Effective March 1, 2019, the Company completed its previously announced acquisition of Mainland Bank (“Mainland”) in Texas City, Texas. The acquisition was completed pursuant to the terms of the Agreement and Plan of Reorganization (the “Merger Agreement”), dated October 10, 2018, by and among the Company, the Bank, and Mainland. Pursuant to the Merger Agreement, Mainland was merged with and into the Investar Bank, with Investar Bank surviving the merger.
Under the terms of the Merger Agreement, all of the issued and outstanding shares of Mainland common stock were converted into the right to receive aggregate merger consideration consisting of an aggregate of 763,849 shares of the Company’s common stock.
Management has evaluated all subsequent events and transactions that occurred after December 31, 2018 up through the date that the financial statements were available to be issued and determined that there were no additional events that require disclosure. No events or changes in circumstances were identified that would have an adverse impact on the financial statements.

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
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting and the report thereon of Ernst & Young LLP are included herein under Item 8, Financial Statements and Supplementary Data.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Except as provided below, the information required by Item 10 is incorporated by reference to the Company’s Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”).
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to the 2019 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Stock Ownership
Except as provided below, the information required by Item 12 is incorporated by reference to the 2019 Proxy Statement.
Securities Authorized for Issuance under Equity Compensation Plans
The following table presents certain information regarding our equity compensation plan as of December 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	31,788	$20.25	507,869
Equity compensation plans not approved by security holders(2)	308,858	15.13	—
Total	340,646	$15.98	507,869

(1)
Effective May 24, 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Compensation Plan (the “Plan”) and ceased using the 2014 Long-Term Incentive Plan, discussed below. The Plan authorizes the grant of various types of equity grants and awards, such as restricted stock, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. The Plan has reserved 600,000 shares of common stock for grant, award or issuance to eligible participants, including shares underlying granted options. No awards may be granted under the Plan after May 24, 2027.

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
The information required by Item 13 is incorporated by reference to the 2019 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the 2019 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

(2)
All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Number	Description	Location
2.1	Agreement and Plan of Exchange dated August 1, 2013, by and between Investar Holding Corporation and Investar Bank, as amended (the “Agreement and Plan of Exchange”)	Exhibit 2.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

2.2	Agreement and Plan of Reorganization dated March 8, 2017, by and among Investar Holding Corporation, Citizens Bancshares, Inc. and Investar Acquisition Company	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed March 8, 2017 and incorporated herein by reference

3.1	Restated Articles of Incorporation of Investar Holding Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

3.2	Amended and Restated By-laws of Investar Holding Corporation	Exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed October 10, 2017 and incorporated herein by reference

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

4.2	Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee	Exhibit 4.1 to the Current Report on Form 8-K filed March 24, 2017 and incorporated herein by reference

4.3	Supplemental Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee	Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference

10.1*	Investar Holding Corporation 2017 Long-Term Incentive Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K filed May 25, 2017 and incorporated herein by reference

10.2	Form of the Director Support Agreement, dated October 10, 2018, among Investar Holding Corporation, Mainland Bank and all of the directors of Mainland Bank parties thereto	Exhibit 10.3 to the Registration Statement on Form S-4 of the Company filed November 30, 2018 and incorporated herein by reference

10.3	Form of Non-Competition and Confidentiality Agreements, dated August 4, 2017, between Investar Holding Corporation and all of the directors of BOJ Bancshares, Inc.	Exhibit C to Annex A to the Registration Statement on Form S-4 of the Company filed October 10, 2017 and incorporated herein by reference

10.4	Form of Notice of Exchange and Assumption relating to options exchanged in connection with Agreement and Plan of Exchange	Exhibit 10.4 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.5	Form of Notice of Exchange and Assumption relating to restricted stock exchanged in connection with Agreement and Plan of Exchange	Exhibit 10.5 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.6	Form of Notice of Exchange and Assumption relating to warrants exchanged in connection with Agreement and Plan of Exchange	Exhibit 10.6 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.7*	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and John D’Angelo	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.8*	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and Chris Hufft	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.9*	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and Dane Babin	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.10*	Form of Split Dollar Agreement by and between Investar Bank and each executive entering into a Salary Continuation Agreement	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.11*	Investar Holding Corporation 2014 Long-Term Incentive Compensation Plan, as amended by Amendment No. 1 to Investar Holding Corporation 2014 Long Term Incentive Plan
Exhibit 10.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and, as to Amendment No.1, Exhibit 99.2 to the Registration Statement on Form S-8 of the Company filed October 31, 2014, each of which is incorporated herein by reference

10.12*	Form of Stock Option Grant Agreement	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.13*	Form of Restricted Stock Award Agreement for Employees	Exhibit 10.3 to the Annual Report on Form 10-K of the Company filed March 11, 2016 and incorporated herein by reference

10.14*	Form of Restricted Stock Award Agreement for Non-Employee Directors	Exhibit 10.4 to the Annual Report on Form 10-K of the Company filed March 11, 2016 and incorporated herein by reference

10.15	Form of Restricted Stock Unit Agreement for Employees	Filed herewith

10.16	Form of Restricted Stock Unit Agreement for Non-Employee Directors	Filed herewith

21	Subsidiaries of the Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

23.1	Consent of Ernst & Young LLP	Filed herewith

23.2	Consent of Postlethwaite & Netterville, APAC	Filed herewith

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
* Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTAR HOLDING CORPORATION

Date:	March 15, 2019	by:	/s/John J. D’Angelo
John J. D’Angelo
President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 15, 2019	by:	/s/John J. D’Angelo
John J. D’Angelo
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Date:	March 15, 2019	by:	/s/Christopher L. Hufft
Christopher L. Hufft
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	March 15, 2019	by:	/s/Rachel P. Cherco
Rachel P. Cherco
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 15, 2019	by:	/s/James M. Baker
James M Baker
Director

Date:	March 15, 2019	by:	/s/Thomas C. Besselman, Sr.
Thomas C. Besselman, Sr.
Director

Date:	March 15, 2019	by:	/s/James H. Boyce, III
James H. Boyce, III
Director

Date:	March 15, 2019	by:	/s/Robert M. Boyce, Sr.
Robert M. Boyce, Sr.
Director

Date:	March 15, 2019	by:	/s/William H. Hidalgo, Sr.
William H. Hidalgo, Sr.
Chairman of the Board

Date:	March 15, 2019	by:	/s/Gordon H. Joffrion, III
Gordon H. Joffrion, III
Director

Date:	March 15, 2019	by:	/s/Robert C. Jordan
Robert C. Jordan
Director

Date:	March 15, 2019	by:	/s/David J. Lukinovich
David J. Lukinovich
Director

Date:	March 15, 2019	by:	/s/Suzanne O. Middleton
Suzanne O. Middleton
Director

Date:	March 15, 2019	by:	/s/Andrew C. Nelson, M.D.
Andrew C. Nelson, M.D.
Director

Date:	March 15, 2019	by:	/s/Carl R. Schneider, Jr.
Carl R. Schneider, Jr.
Director

Date:	March 15, 2019	by:	/s/Frank L. Walker
Frank L. Walker
Director