Form 10-Q
period 2019-03-31
Investar Holding Corp
filed 2019-05-09
CIK 1602658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________________________

FORM 10-Q
_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number: 001-36522

Investar Holding Corporation
(Exact name of registrant as specified in its charter)

Louisiana	27-1560715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10500 Coursey Boulevard, Baton Rouge, Louisiana 70808
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $1.00 par value per share	ISTR	The Nasdaq Global Market
The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 10,031,690 shares outstanding as of May 7, 2019.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INVESTAR HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and due from banks	$22,535	$15,922
Interest-bearing balances due from other banks	47,506	1,212
Federal funds sold	2,362	6
Cash and cash equivalents	72,403	17,140

Available for sale securities at fair value (amortized cost of $265,981 and $253,504, respectively)	264,257	248,981
Held to maturity securities at amortized cost (estimated fair value of $15,727 and $15,805, respectively)	15,816	16,066
Loans, net of allowance for loan losses of $9,642 and $9,454, respectively	1,485,277	1,391,371
Equity securities	14,392	13,562
Bank premises and equipment, net of accumulated depreciation of $10,513 and $9,898, respectively	45,717	40,229
Other real estate owned, net	1,748	3,611
Accrued interest receivable	6,377	5,553
Deferred tax asset	38	1,145
Goodwill and other intangible assets, net	27,143	19,787
Bank owned life insurance	24,011	23,859
Other assets	4,715	5,165
Total assets	$1,961,894	$1,786,469

LIABILITIES
Deposits:
Noninterest-bearing	$285,811	$217,457
Interest-bearing	1,246,982	1,144,274
Total deposits	1,532,793	1,361,731
Advances from Federal Home Loan Bank	185,093	206,490
Repurchase agreements	2,218	1,999
Subordinated debt, net of unamortized issuance costs	18,227	18,215
Junior subordinated debt	5,858	5,845
Accrued taxes and other liabilities	14,691	9,927
Total liabilities	1,758,880	1,604,207

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 10,129,993 and 9,484,219 shares issued and outstanding, respectively	10,130	9,484
Surplus	144,813	130,133
Retained earnings	49,104	45,721
Accumulated other comprehensive loss	(1,033)	(3,076)
Total stockholders’ equity	203,014	182,262
Total liabilities and stockholders’ equity	$1,961,894	$1,786,469
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share data)
(Unaudited)

	Three months ended March 31,
	2019	2018
INTEREST INCOME
Interest and fees on loans	$18,544	$15,626
Interest on investment securities	1,926	1,459
Other interest income	216	93
Total interest income	20,686	17,178

INTEREST EXPENSE
Interest on deposits	4,106	2,253
Interest on borrowings	1,424	1,067
Total interest expense	5,530	3,320
Net interest income	15,156	13,858

Provision for loan losses	265	625
Net interest income after provision for loan losses	14,891	13,233

NONINTEREST INCOME
Service charges on deposit accounts	400	359
Gain on sale of investment securities, net	2	—
Gain on sale of fixed assets, net	—	90
Gain on sale of other real estate owned, net	5	—
Servicing fees and fee income on serviced loans	180	288
Interchange fees	240	191
Income from bank owned life insurance	152	151
Change in the fair value of equity securities	172	—
Other operating income (loss)	130	(7)
Total noninterest income	1,281	1,072
Income before noninterest expense	16,172	14,305

NONINTEREST EXPENSE
Depreciation and amortization	764	598
Salaries and employee benefits	6,415	6,048
Occupancy	414	380
Data processing	536	542
Marketing	51	38
Professional fees	305	255
Acquisition expense	905	1,104
Other operating expenses	1,913	1,597
Total noninterest expense	11,303	10,562
Income before income tax expense	4,869	3,743
Income tax expense	952	1,341
Net income	$3,917	$2,402

EARNINGS PER SHARE
Basic earnings per share	$0.40	$0.25
Diluted earnings per share	0.40	0.25
Cash dividends declared per common share	0.05	0.04
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Net income	$3,917	$2,402
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized gain (loss), available for sale, net of tax expense (benefit) of $588 and ($475), respectively	2,212	(1,789)
Reclassification of realized gain, net of tax expense of $0 for all respective periods	(2)	—
Fair value of derivative financial instruments:
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax (benefit) expense of ($44) and $70, respectively	(167)	265
Total other comprehensive income (loss)	2,043	(1,524)
Total comprehensive income	$5,960	$878
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2017	$9,515	$131,582	$33,203	$(1,571)	$172,729
Surrendered shares	(7)	(132)	—	—	(139)
Shares repurchased	(28)	(646)			(674)
Options and warrants exercised	13	159	—	—	172
Dividends declared, $0.04 per share	—	—	(328)	—	(328)
Stock-based compensation and other activity	24	216	—	—	240
Reclassification of tax effects of the Tax Cuts and Jobs Act(1)	—	—	557	—	557
Net income	—	—	2,402	—	2,402
Other comprehensive loss, net	—	—	—	(1,524)	(1,524)
Impact of adoption of new accounting standards(2)	—	—	(5)	—	(5)
Balance, March 31, 2018	$9,517	$131,179	$35,829	$(3,095)	$173,430

Balance, December 31, 2018	$9,484	$130,133	$45,721	$(3,076)	$182,262
Common stock issued in acquisition	764	17,873			18,637
Surrendered shares	(9)	(223)	—	—	(232)
Dividends declared, $0.05 per share	—	—	(534)	—	(534)
Stock-based compensation	35	254	—	—	289
Shares repurchased	(144)	(3,224)	—	—	(3,368)
Net income	—	—	3,917	—	3,917
Other comprehensive income, net	—	—	—	2,043	2,043
Balance, March 31, 2019	$10,130	$144,813	$49,104	$(1,033)	$203,014

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

(2)
Represents the impact of adopting Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Topic 825), which requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. Upon adoption on January 1, 2018, the ASU required a cumulative-effect adjustment to retained earnings to reclassify the cumulative change in the fair value of equity securities previously recognized in accumulated other comprehensive income.

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Net income	$3,917	$2,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	764	598
Provision for loan losses	265	625
Amortization of purchase accounting adjustments	(393)	(714)
Net amortization of securities	(28)	196
Gain on sale of investment securities, net	(2)	—
Gain on sale of fixed assets, net	—	(90)
Gain on sale of other real estate owned, net	(5)	—
FHLB stock dividend	(85)	(45)
Stock-based compensation	289	240
Deferred taxes	289	922
Net change in value of bank owned life insurance	(152)	(151)
Amortization of subordinated debt issuance costs	12	12
Change in the fair value of equity securities	(172)	17
Net change in:
Accrued interest receivable	(578)	(20)
Other assets	281	441
Accrued taxes and other liabilities	1,464	(414)
Net cash provided by operating activities	5,866	4,019

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	393	—
Purchases of securities available for sale	(22,331)	(22,739)
Proceeds from maturities, prepayments and calls of investment securities available for sale	9,499	5,560
Proceeds from maturities, prepayments and calls of investment securities held to maturity	240	259
Purchase of equity securities	—	(905)
Net increase in loans	(11,345)	(14,413)
Proceeds from sales of other real estate owned	3,275	—
Purchases of other real estate owned	—	(225)
Purchases of fixed assets	(2,425)	(1,089)
Distributions from investments	8	6
Cash acquired from acquisition of Mainland Bank	38,365	—
Net cash provided by (used in) investing activities	15,679	(33,546)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net increase in customer deposits	63,432	1,495
Net decrease in repurchase agreements	(4,465)	(882)
Net decrease in short-term FHLB advances	(21,400)	(8,500)
Proceeds from long-term FHLB advances	—	45,000
Repayment of long-term FHLB advances	—	(16,100)
Cash dividends paid on common stock	(481)	(303)
Proceeds from stock options and warrants exercised	—	172
Payments to repurchase common stock	(3,368)	(674)
Net cash provided by financing activities	33,718	20,208

Net change in cash and cash equivalents	55,263	(9,319)
Cash and cash equivalents, beginning of period	17,140	30,421
Cash and cash equivalents, end of period	$72,403	$21,102
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2019 is not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2019.
Nature of Operations
Investar Holding Corporation, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank (the “Bank”), a Louisiana-chartered bank. The Company’s primary markets are southeast Louisiana and southeast Texas. At March 31, 2019, the Company operated 21 full service branches located in Louisiana and 3 full service branches located in Texas, and had 280 employees.
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
Loans for which management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off are stated at unpaid principal balances, adjusted by an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more; however, management may elect to continue the accrual when the estimated net realizable value of collateral is sufficient to cover the principal balance and the accrued interest. Any unpaid interest previously accrued on nonaccrual loans is reversed from income. Interest income, generally, is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period of repayment performance by the borrower.
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
In the ordinary course of business, the Bank enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in accrued taxes and other liabilities in the consolidated balance sheet. At March 31, 2019 and December 31, 2018 the reserve for unfunded loan commitments was $85,000 and $66,000, respectively.
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
For the three months ended March 31, 2019 and 2018, expected future cash flows from ASRs approximated adequate compensation for such activities. Accordingly, the Company has not recorded an asset or liability. There were no loan sales during the three months ended March 31, 2019 or 2018.
Reclassifications
Certain reclassifications have been made to the 2018 financial statements to be consistent with the 2019 presentation, if applicable.
Concentrations of Credit Risk
The Company’s loan portfolio consists of the various types of loans described in Note 5. Loans and Allowance for Loan Losses. Real estate or other assets secure most loans. The majority of loans have been made to individuals and businesses in the Company’s market of southeast Louisiana. Customers are dependent on the condition of the local economy for their livelihoods and servicing their loan obligations. The Company does not have any significant concentrations in any one industry or individual customer.
Tax Cuts and Jobs Act
Public law No. 115-97, known as the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provided a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during the measurement period were included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments were determined. Based on the information available and interpretation of the rules, the Company recorded the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities in the fourth quarter of 2017. An additional $0.6 million was expensed in the first quarter of 2018 due to the remeasurement of the Company’s deferred tax balance, resulting in an effective tax rate of 35.8% for the quarter ended March 31, 2018. No additional adjustments were recorded during the measurement period, which ended December 31, 2018.
Accounting Standards Adopted in 2019
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services and supersedes Subtopic 505-50, “Equity – Equity-Based Payments to Non-Employees.” The Company adopted ASU 2018-07 on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model in Topic 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The amendments expand an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This amended guidance was adopted on January 1, 2019, and, given the current level of derivatives designated as hedges, did not have a material impact on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments in the ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The Company adopted ASU 2017-08 on January 1, 2019. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU intends to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities and disclosing key information about leasing arrangements. The ASU requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessees’ obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) may apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may also elect to apply the amendments in the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted the ASU on January 1, 2019, using the modified retrospective approach, and recognized a right-of-use asset and related lease liability of $1.2 million. The Company historically has owned all property and equipment and had entered an operating lease for a future branch location on December 31, 2018. Therefore, the adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.
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
FASB ASC Topic 326 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” Update No. 2016-13. The FASB issued ASU No. 2016-13 in June 2016. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. In that regard, we have formed a cross-functional working group, under the direction of our Chief Financial Officer and our Chief Risk Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology. We have developed an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. We have also selected a third-party vendor solution to assist us in the application of ASU 2016-13. The adoption of ASU 2016-13 is likely to result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses on debt securities. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the prevailing economic conditions and forecasts, as of the adoption date.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. BUSINESS COMBINATIONS
Mainland Bank
On March 1, 2019, the Company completed the acquisition of Mainland Bank (“Mainland”) located in Texas City, Texas. The Company acquired 100% of Mainland’s outstanding common shares for an aggregate merger consideration of 763,849 shares of the Company’s common stock, for a total of approximately $18.6 million. The acquisition of Mainland expanded the Company’s branch footprint into the greater Houston, Texas market. After fair value adjustments, the acquisition added $128.4 million in total assets, $82.4 million in loans, and $107.6 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $5.1 million of goodwill. Goodwill resulted from a combination of synergies and cost savings, expansion into Texas with the addition of three branch locations, enhanced products and services, and a lower cost of funds. The change in goodwill and other intangibles at March 31, 2019 compared to December 31, 2018 is primarily attributable to the goodwill and core deposit intangible recorded as a result of the Mainland acquisition.
The table below shows the allocation of the consideration paid for Mainland’s common equity to the acquired identifiable assets and liabilities assumed and the goodwill generated from the transaction (dollars in thousands). The fair values listed below, primarily related to loans and deferred tax assets and liabilities, are subject to refinement for up to one year after the closing date of the acquisition as additional information becomes available.

Purchase price:
Stock issued	$18,637

Fair value of assets acquired:
Cash and cash equivalents	38,365
Loans	82,431
Other real estate owned	1,408
Bank premises and equipment	2,550
Core deposit intangible asset	2,439
Other assets	1,210
Total assets acquired	128,403

Fair value of liabilities acquired:
Deposits	107,646
Repurchase agreements	4,684
Other liabilities	2,501
Total liabilities assumed	114,831

Fair value of net assets acquired	13,572
Goodwill	$5,065
Fair value adjustments to assets acquired and liabilities assumed are generally amortized using the effective yield method over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities.
The fair value of net assets acquired includes a fair value adjustment to loans as of the acquisition date. The adjustment for the acquired loan portfolio is based on current market interest rates, and the Company’s initial evaluation of credit losses identified. No loans acquired from Mainland were considered to be purchased credit impaired loans. The contractually required principal and interest payments of the loans acquired from Mainland is $91.9 million, of which $1.3 million is not expected to be collected.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental Unaudited Pro Forma Information
The following unaudited supplemental pro forma information is presented to show estimated results assuming Mainland was acquired as of January 1, 2018. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2018 and should not be considered representative of future operating results. The pro forma net income for the three months ended March 31, 2019 excludes the tax-affected amount of $1.6 million of acquisition expenses recorded in noninterest expense by the Company and Mainland.

	Unaudited pro forma for the
	three months ended March 31,
(dollars in thousands)	2019	2018
Interest income	$21,628	$18,604
Noninterest income	1,428	1,150
Net income	3,875	2,710
For the three months ended March 31, 2019, Mainland added approximately $0.6 million, $20,000, and $0.3 million to interest income, noninterest income, and net income, respectively.
Acquisition Expense
Acquisition related costs of $0.9 million are included in acquisition expenses in the accompanying consolidated statements of income for the three months ended March 31, 2019. These costs include system conversion and integrating operations charges as well as legal and consulting expenses.
NOTE 3. EARNINGS PER SHARE
The following is a summary of the information used in the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 (in thousands, except share data).

	Three months ended March 31,
	2019	2018
Earnings per common share - basic
Net income allocated to common shareholders	$3,871	$2,370
Weighted-average basic shares outstanding	9,675,381	9,513,332
Basic earnings per common share	$0.40	$0.25

Earnings per common share - diluted
Net income allocated to common shareholders	$3,871	$2,370
Weighted-average basic shares outstanding	9,675,381	9,513,332
Dilutive effect of securities	95,371	96,271
Total weighted average diluted shares outstanding	9,770,752	9,609,603
Diluted earnings per common share	$0.40	$0.25

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended March 31,
	2019	2018
Stock options	—	8,891
Restricted stock awards	55	32,223
Restricted stock units	44,467	—

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
Obligations of U.S. government agencies and corporations	$7,305	$27	$(72)	$7,260
Obligations of state and political subdivisions	31,756	123	(369)	31,510
Corporate bonds	18,755	80	(483)	18,352
Residential mortgage-backed securities	147,104	757	(1,106)	146,755
Commercial mortgage-backed securities	61,061	206	(887)	60,380
Total	$265,981	$1,193	$(2,917)	$264,257

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Obligations of U.S. government agencies and corporations	$7,946	$14	$(90)	$7,870
Obligations of state and political subdivisions	34,875	6	(895)	33,986
Corporate bonds	16,166	53	(710)	15,509
Residential mortgage-backed securities	136,768	336	(2,177)	134,927
Commercial mortgage-backed securities	57,749	108	(1,168)	56,689
Total	$253,504	$517	$(5,040)	$248,981

Proceeds from sales of investment securities AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended March 31,
	2019	2018
Proceeds from sale	$393	$—
Gross gains	$2	$—
Gross losses	$—	$—

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
Obligations of state and political subdivisions	$10,586	$5	$(33)	$10,558
Residential mortgage-backed securities	5,230	—	(61)	5,169
Total	$15,816	$5	$(94)	$15,727

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Obligations of state and political subdivisions	$10,699	$2	$(111)	$10,590
Residential mortgage-backed securities	5,367	—	(152)	5,215
Total	$16,066	$2	$(263)	$15,805

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of March 31, 2019 or December 31, 2018.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019
Obligations of U.S. government agencies and corporations	11	$—	$—	$4,497	$(72)	$4,497	$(72)
Obligations of state and political subdivisions	39	5,379	(33)	15,497	(336)	20,876	(369)
Corporate bonds	26	5,209	(118)	7,220	(365)	12,429	(483)
Residential mortgage-backed securities	165	4,020	(5)	82,591	(1,101)	86,611	(1,106)
Commercial mortgage-backed securities	91	3,188	(20)	39,084	(867)	42,272	(887)
Total	332	$17,796	$(176)	$148,889	$(2,741)	$166,685	$(2,917)

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Obligations of U.S. government agencies and corporations	15	$469	$—	$5,304	$(90)	$5,773	$(90)
Obligations of state and political subdivisions	63	13,716	(330)	19,270	(565)	32,986	(895)
Corporate bonds	27	6,793	(225)	5,763	(485)	12,556	(710)
Residential mortgage-backed securities	193	24,868	(245)	79,517	(1,932)	104,385	(2,177)
Commercial mortgage-backed securities	94	5,156	(42)	39,560	(1,126)	44,716	(1,168)
Total	392	$51,002	$(842)	$149,414	$(4,198)	$200,416	$(5,040)

The number of HTM securities, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2019
Obligations of state and political subdivisions	1	$—	$—	$5,433	$(33)	$5,433	$(33)
Residential mortgage-backed securities	9	—	—	5,169	(61)	5,169	(61)
Total	10	$—	$—	$10,602	$(94)	$10,602	$(94)

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Obligations of state and political subdivisions	1	$—	$—	$5,468	$(111)	$5,468	$(111)
Residential mortgage-backed securities	9	1,761	(35)	3,454	(117)	5,215	(152)
Total	10	$1,761	$(35)	$8,922	$(228)	$10,683	$(263)

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and the Company does not intend to sell the securities. Furthermore, it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2019 or December 31, 2018.
The amortized cost and approximate fair value of debt securities, by contractual maturity (including mortgage-backed securities), are shown below as of the dates presented (dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available For Sale		Securities Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
March 31, 2019
Due within one year	$3,314	$3,312	$755	$756
Due after one year through five years	11,910	11,895	3,405	3,408
Due after five years through ten years	52,277	51,713	960	961
Due after ten years	198,480	197,337	10,696	10,602
Total debt securities	$265,981	$264,257	$15,816	$15,727

	Securities Available For Sale		Securities Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2018
Due within one year	$3,734	$3,730	$755	$755
Due after one year through five years	10,681	10,600	3,405	3,406
Due after five years through ten years	44,255	43,460	960	961
Due after ten years	194,834	191,191	10,946	10,683
Total debt securities	$253,504	$248,981	$16,066	$15,805
At March 31, 2019, securities with a carrying value of $95.3 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $77.6 million in pledged securities at December 31, 2018.
NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES
The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	March 31, 2019	December 31, 2018
Construction and development	$171,483	$157,946
1-4 Family	299,061	287,137
Multifamily	57,487	50,501
Farmland	24,457	21,356
Commercial real estate	646,745	627,004
Total mortgage loans on real estate	1,199,233	1,143,944
Commercial and industrial	255,476	210,924
Consumer	40,210	45,957
Total loans	$1,494,919	$1,400,825
Unamortized premiums and discounts on loans, included in the total loans balances above, were $2.5 million and $1.4 million at March 31, 2019 and December 31, 2018, respectively.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The table below provides an analysis of the aging of loans as of the dates presented (dollars in thousands).

	March 31, 2019
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$170,870	$154	$—	$—	$448	$602	$11	$171,483
1-4 Family	296,218	1,263	10	—	1,095	2,368	475	299,061
Multifamily	57,378	—	—	—	109	109	—	57,487
Farmland	22,193	—	—	—	—	—	2,264	24,457
Commercial real estate	643,889	—	—	—	1,291	1,291	1,565	646,745
Total mortgage loans on real estate	1,190,548	1,417	10	—	2,943	4,370	4,315	1,199,233
Commercial and industrial	253,316	871	17	—	9	897	1,263	255,476
Consumer	39,143	209	31	—	784	1,024	43	40,210
Total loans	$1,483,007	$2,497	$58	$—	$3,736	$6,291	$5,621	$1,494,919

	December 31, 2018
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$157,202	$175	$—	$—	$556	$731	$13	$157,946
1-4 Family	284,205	1,101	41	—	1,300	2,442	490	287,137
Multifamily	50,392	109	—	—	—	109	—	50,501
Farmland	19,092	—	—	—	—	—	2,264	21,356
Commercial real estate	624,244	66	—	—	683	749	2,011	627,004
Total mortgage loans on real estate	1,135,135	1,451	41	—	2,539	4,031	4,778	1,143,944
Commercial and industrial	209,399	221	45	—	64	330	1,195	210,924
Consumer	44,493	375	51	—	994	1,420	44	45,957
Total loans	$1,389,027	$2,047	$137	$—	$3,597	$5,781	$6,017	$1,400,825

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Portfolio Segment Risk Factors
The following describes the risk characteristics relevant to each of the Company’s loan portfolio segments.
Construction and Development - Construction and development loans are generally made for the purpose of acquisition and development of land to be improved through the construction of commercial and residential buildings. The successful repayment of these types of loans is generally dependent upon a commitment for permanent financing from the Company, or from the sale of the constructed property. These loans carry more risk than commercial or residential real estate loans due to the dynamics of construction projects, changes in interest rates, the long-term financing market, and state and local government regulations. One such risk is that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and to calculate related loan-to-value ratios. The Company attempts to minimize the risks associated with construction lending by limiting loan-to-value ratios as described above. In addition, as to speculative development loans, the Company generally makes such loans only to borrowers that have a positive pre-existing relationship with us. The Company manages risk by using specific underwriting policies and procedures for these types of loans and by avoiding excessive concentrations in any one business or industry.
1-4 Family - The 1-4 family portfolio mainly consists of residential mortgage loans to consumers to finance a primary residence. The majority of these loans are secured by properties located in the Company’s market areas and carry risks associated with the creditworthiness of the borrower and changes in the value of the collateral and loan-to-value-ratios. The Company manages these risks through policies and procedures such as limiting loan-to-value ratios at origination, employing experienced underwriting personnel, requiring standards for appraisers, and not making subprime loans.
Multifamily - Multifamily loans are normally made to real estate investors to support permanent financing for multifamily residential income producing properties that rely on the successful operation of the property for repayment. This management mainly involves property maintenance and collection of rents due from tenants. This type of lending carries a lower level of risk, as compared to other commercial lending. In addition, underwriting requirements for multifamily properties are stricter than for other non-owner-occupied property types. The Company manages this risk by avoiding concentrations with any particular customer.
Farmland - Farmland loans are often for land improvements related to agricultural endeavors and may include construction of new specialized facilities. These loans are usually repaid through the conversion to permanent financing, or if scheduled loan amortization begins, for the long-term benefit of the borrower’s ongoing operations. Underwriting generally involves intensive analysis of the financial strength of the borrower and guarantor, liquidation value of the subject collateral, the associated unguaranteed exposure, and any available secondary sources of repayment, with the greatest emphasis given to a borrower’s capacity to meet cash flow coverage requirements as set forth by Bank policies.
Commercial Real Estate - Commercial real estate loans are extensions of credit secured by owner occupied and non-owner occupied collateral. Underwriting generally involves intensive analysis of the financial strength of the borrower and guarantor, liquidation value of the subject collateral, the associated unguaranteed exposure, and any available secondary sources of repayment, with the greatest emphasis given to a borrower’s capacity to meet cash flow coverage requirements as set forth by Bank policies. Repayment is commonly derived from the successful ongoing operations of the property. General market conditions and economic activity may impact the performance of these types of loans, including fluctuations in the value of real estate, new job creation trends, and tenant vacancy rates. The Company attempts to limit risk by analyzing a borrower’s cash flow and collateral value on an ongoing basis. The Company also typically requires personal guarantees from the principal owners of the property, supported by a review of their personal financial statements, as an additional means of mitigating our risk. The Company manages risk by avoiding concentrations in any one business or industry.
Commercial and Industrial - Commercial and industrial loans receive similar underwriting treatment as commercial real estate loans in that the repayment source is analyzed to determine its ability to meet cash flow coverage requirements as set forth by Bank policies. Repayment of these loans generally comes from the generation of cash flow as the result of the borrower’s business operations. Commercial lending generally involves different risks from those associated with commercial real estate lending or construction lending. Although commercial loans may be collateralized by equipment or other business assets (including real estate, if available as collateral), the repayment of these types of loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the general business conditions of the local economy and the borrower’s ability to sell its products and services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, are the chief considerations when assessing the risk of a commercial loan. The liquidation of collateral, if any, is considered a secondary source of repayment because equipment and other business assets may, among other things, be obsolete or of limited resale value. The Company actively monitors certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consumer - Consumer loans are offered by the Company in order to provide a full range of retail financial services to its customers and include auto loans, credit cards, and other consumer installment loans. Typically, the Company evaluates the borrower’s repayment ability through a review of credit scores and an evaluation of debt to income ratios. Repayment of consumer loans depends upon key consumer economic measures and upon the borrower’s financial stability, and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. A shortfall in the value of any collateral also may pose a risk of loss to the Company for these types of loans. Indirect auto loans comprised the largest component of our consumer loans, representing 64% of our total consumer loans at March 31, 2019. At March 31, 2019, the weighted average remaining term of the indirect auto loan portfolio was 2.6 years. We exited the indirect auto lending business at the end of 2015.
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
The table below presents the Company’s loan portfolio by category and credit quality indicator as of the dates presented (dollars in thousands).

	March 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$170,907	$—	$443	$133	$171,483
1-4 Family	297,532	—	1,457	72	299,061
Multifamily	57,378	—	109	—	57,487
Farmland	22,193	—	2,264	—	24,457
Commercial real estate	645,454	—	1,291	—	646,745
Total mortgage loans on real estate	1,193,464	—	5,564	205	1,199,233
Commercial and industrial	252,462	—	3,014	—	255,476
Consumer	39,208	218	784	—	40,210
Total loans	$1,485,134	$218	$9,362	$205	$1,494,919

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company had no loans that were classified as loss at March 31, 2019 or December 31, 2018.
Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $128.9 million and $135.4 million as of March 31, 2019 and December 31, 2018, respectively. The unpaid principal balance of these loans was approximately $217.8 million and $187.6 million as of March 31, 2019 and December 31, 2018, respectively.
In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as companies in which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $92.3 million and $93.0 million as of March 31, 2019 and December 31, 2018, respectively.
The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	March 31, 2019	December 31, 2018
Balance, beginning of period	$93,021	$31,153
New loans	1,611	79,639
Repayments and changes in relationship	(2,349)	(17,771)
Balance, end of period	$92,283	$93,021

Loans Acquired with Deteriorated Credit Quality
The Company accounts for certain loans acquired as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments. The acquired impaired loans had no accretable yield recorded for the three months ended March 31, 2019 and 2018.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Allowance for Loan Losses
The table below shows a summary of the activity in the allowance for loan losses for the three months ended March 31, 2019 and 2018 (dollars in thousands).

	Three months ended March 31,
	2019	2018
Balance, beginning of period	$9,454	$7,891
Provision for loan losses	265	625
Loans charged off	(104)	(446)
Recoveries	27	60
Balance, end of period	$9,642	$8,130
The following tables outline the activity in the allowance for loan losses by collateral type for the three months ended March 31, 2019 and 2018, and show both the allowances and portfolio balances for loans individually and collectively evaluated for impairment as of March 31, 2019 and 2018 (dollars in thousands).

	Three months ended March 31, 2019
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,038	$81	$1,465	$331	$4,182	$1,641	$716	$9,454
Provision	55	20	44	49	44	21	32	265
Charge-offs	—	—	—	—	—	—	(104)	(104)
Recoveries	1	—	2	—	—	11	13	27
Ending balance	$1,094	$101	$1,511	$380	$4,226	$1,673	$657	$9,642
Ending allowance balance for loans individually evaluated for impairment	$66	$—	$—	$—	$—	$—	$200	$266
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	$1,028	$101	$1,511	$380	$4,226	$1,673	$457	$9,376
Loans receivable:
Balance of loans individually evaluated for impairment	$395	$—	$1,247	$109	$1,368	$15	$748	$3,882
Balance of loans acquired with deteriorated credit quality	11	2,264	475	—	1,565	1,263	43	5,621
Balance of loans collectively evaluated for impairment	171,077	22,193	297,339	57,378	643,812	254,198	39,419	1,485,416
Total period-end balance	$171,483	$24,457	$299,061	$57,487	$646,745	$255,476	$40,210	$1,494,919

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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$262	$281	$—
1-4 Family	1,247	1,250	—
Multifamily	109	109	—
Commercial real estate	1,368	1,392	—
Total mortgage loans on real estate	2,986	3,032	—
Commercial and industrial	15	16	—
Consumer	178	209	—
Total	3,179	3,257	—

With related allowance recorded:
Construction and development	133	136	66
Total mortgage loans on real estate	133	136	66
Consumer	570	609	200
Total	703	745	266

Total loans:
Construction and development	395	417	66
1-4 Family	1,247	1,250	—
Multifamily	109	109	—
Commercial real estate	1,368	1,392	—
Total mortgage loans on real estate	3,119	3,168	66
Commercial and industrial	15	16	—
Consumer	748	818	200
Total	$3,882	$4,002	$266

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$339	$359	$—
1-4 Family	1,177	1,180	—
Commercial real estate	761	777	—
Total mortgage loans on real estate	2,277	2,316	—
Commercial and industrial	76	77
Consumer	215	237	—
Total	2,568	2,630	—

With related allowance recorded:
Consumer	701	738	236
Total	701	738	236

Total loans:
Construction and development	339	359	—
1-4 Family	1,177	1,180	—
Commercial real estate	761	777	—
Total mortgage loans on real estate	2,277	2,316	—
Commercial and industrial	76	77	—
Consumer	916	975	236
Total	$3,269	$3,368	$236

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

	Three months ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$264	$5	$160	$2
1-4 Family	1,232	10	1,210	11
Multifamily	108	—	—	—
Commercial real estate	961	2	1,189	8
Total mortgage loans on real estate	2,565	17	2,559	21
Commercial and industrial	20	—	359	—
Consumer	245	—	274	—
Total	2,830	17	3,192	21

With related allowance recorded:
Construction and development	134	—	—	—
Total mortgage loans on real estate	134	—	—	—
Commercial and industrial	—	—	387	—
Consumer	582	—	862	—
Total	716	—	1,249	—

Total loans:
Construction and development	398	5	160	2
1-4 Family	1,232	10	1,210	11
Multifamily	108	—	—	—
Commercial real estate	961	2	1,189	8
Total mortgage loans on real estate	2,699	17	2,559	21
Commercial and industrial	20	—	746	—
Consumer	827	—	1,136	—
Total	$3,546	$17	$4,441	$21
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loans classified as TDRs, consisting of 23 credits, totaled approximately $2.2 million at March 31, 2019, compared to 24 credits totaling $2.2 million at December 31, 2018. At March 31, 2019, 15 of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, seven of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to forgiveness of interest due on the loan. As of March 31, 2019 and December 31, 2018, three of the TDRs, consisting of one $0.5 million commercial real estate loan, one $0.3 million construction and development loan, and one $0.2 million 1-4 family loan, were in default of their modified terms and are included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.
At March 31, 2019 and December 31, 2018, there were no available balances on loans classified as TDRs that the Company was committed to lend.
There were no loans modified under TDRs during the three month periods ended March 31, 2019 and 2018. There were no loans modified under TDRs during the previous twelve month period that subsequently defaulted during the three months ended March 31, 2019.
NOTE 6. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss
Activity within the balances in accumulated other comprehensive loss is shown in the tables below (dollars in thousands).

	Three months ended March 31,
	2019			2018
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain (loss), available for sale, net	$(1,647)	$2,212	$565	$(71)	$(1,789)	$(1,860)
Reclassification of realized gain, net	(1,925)	(2)	(1,927)	(1,914)	—	(1,914)
Unrealized loss, transfer from available for sale to held to maturity, net	5	—	5	7	—	7
Change in fair value of interest rate swap designated as a cash flow hedge, net	491	(167)	324	407	265	672
Accumulated other comprehensive loss	$(3,076)	$2,043	$(1,033)	$(1,571)	$(1,524)	$(3,095)

NOTE 7. STOCK-BASED COMPENSATION
Equity Incentive Plan. The Company’s 2017 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity grants and awards, such as restricted stock, restricted stock units, stock options and stock appreciation rights, to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. The Plan has reserved 600,000 shares of common stock for grant, award or issuance to eligible participants, including shares underlying granted options. As of March 31, 2019, 394,691 shares were available for future grants under the Plan. Shares covered by awards that expire or terminate will again be available for the grant of awards under the Plan.
Stock Options
The Company uses a Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes option pricing model incorporates various highly subjective assumptions, including expected term and expected volatility. The assumptions presented below were used for the options granted during the three months ended March 31, 2019.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Expected dividends	0.82%
Expected volatility	27.26%
Risk-free interest rate	2.63%
Expected term (in years)	6.5
Weighted-average grant date fair value	$7.30

Stock option expense in the accompanying consolidated statements of income for the three months ended March 31, 2019 and 2018 was $68,000 and $61,000, respectively. At March 31, 2019, there was $0.8 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 3.32 years.
The table below summarizes stock option activity for the periods presented.

	Three months ended March 31,
	2019		2018
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	340,646	$15.98	322,917	$15.09
Granted	36,984	24.40	31,788	24.30
Forfeited	—	—	—	—
Exercised	—	—	(8,001)	14.00
Outstanding at end of period	377,630	$16.81	346,704	$15.96
Exercisable at end of period	185,161	$15.23	123,464	$14.77

At March 31, 2019, the shares underlying outstanding stock options and exercisable stock options had aggregate intrinsic values of $2.2 million and $1.4 million, respectively.
Restricted Stock and Restricted Stock Units
Under the Plan, the Company may grant restricted stock, restricted stock units, and other stock-based awards to Plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While restricted stock is subject to forfeiture, restricted stock participants may exercise full voting rights and will receive all dividends paid with respect to the restricted shares. Restricted stock units do not have voting rights and do not receive dividends or dividend equivalents. The restricted stock granted under the Plan is typically subject to a vesting period. Compensation expense for restricted stock is recognized over the requisite service period of generally five years for employees and two years for non-employee directors for the entire award on a straight-line basis. Upon vesting of restricted stock and restricted stock units, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the unaudited Consolidated Statements of Income.
Historically, the Company has issued restricted stock awards to Plan participants. Beginning in 2019, the Company issued time vested restricted stock units to its non-employee directors and certain officers of the Company with vesting terms ranging from 2 to 5 years. The total share-based compensation expense to be recognized for these awards is determined based on the market price of the Company’s common stock at the grant date applied to the total number of units awarded and is amortized over the vesting period.
Stock compensation expense related to time vested restricted stock and restricted stock units in the accompanying consolidated statements of income was $0.2 million for the three months ended March 31, 2019 and 2018. At March 31, 2019, there was $3.7 million of unrecognized compensation cost related to time vested restricted stock and restricted stock units that is expected to be recognized over a weighted average period of 3.79 years.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The restricted stock and restricted stock unit activity is shown below for the periods presented.

	Three months ended March 31,
	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of period	135,848	$20.47	112,688	$17.28
Granted	76,374	24.46	59,093	24.33
Forfeited	(180)	22.30	(1,147)	19.06
Earned and issued	(34,871)	20.34	(23,342)	17.53
Balance at end of period	177,171	$22.21	147,292	$20.06

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS
The Company currently holds interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 1.4 years. The total notional amount of the derivative contracts is $50.0 million. These derivative contracts are currently between the Company and a single counterparty. To mitigate credit risk, securities are pledged to the Company by the counterparty in an amount greater than or equal to the gain position of the derivative contracts.
For the three months ended March 31, 2019, a loss of $0.2 million has been recognized in “Other comprehensive income” in the accompanying consolidated statements of comprehensive income for the change in fair value of the interest rate swaps compared to a gain of $0.3 million recognized for the three months ended March 31, 2018. The swap contracts had a fair value of $0.4 million at March 31, 2019 and have been recorded in “Other assets” in the accompanying consolidated balance sheet. The accumulated gain of $0.3 million included in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheet would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contracts.
NOTE 9. FAIR VALUES OF FINANCIAL INSTRUMENTS
In accordance with FASB ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”), disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, is required. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Fair value is best determined based upon quoted market prices, or exit prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows, and the fair value estimates may not be realized in an immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
If quoted market prices are not available, the Company estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy if observable inputs are available, include obligations of U.S. government agencies and corporations, obligations of state and political subdivisions, corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities, and other equity securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Company classifies those securities in level 3. At March 31, 2019 and 2018, the majority of our level 3 investments was obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using an option-adjusted discounted cash flow model which is based on readily traded comparable municipal credits and current spreads to the yield curves, adjusted for illiquidity of the local municipal market and sinking funds, if applicable.
Loans – The fair value of portfolio loans, net is determined using an exit price methodology. The exit price methodology continues to be based on a discounted cash flow analysis, in which projected cash flows are based on contractual cash flows adjusted for prepayments for certain loan types (e.g. residential mortgage loans and multifamily loans) and the use of a discount rate based on expected relative risk of the cash flows. The discount rate selected considers loan type, maturity date, a liquidity premium, cost to service, and cost of capital, which is a level 3 fair value estimate.
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

	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Assets:
Obligations of U.S. government agencies and corporations	$7,260	$—	$7,260	$—
Obligations of state and political subdivisions	31,510	—	12,609	18,901
Corporate bonds	18,352	—	17,025	1,327
Residential mortgage-backed securities	146,755	—	146,755	—
Commercial mortgage-backed securities	60,380	—	60,380	—
Equity securities	1,871	1,871	—	—
Derivative financial instruments	411	—	411	—
Total assets	$266,539	$1,871	$244,440	$20,228

December 31, 2018
Assets:
Obligations of U.S. government agencies and corporations	$7,870	$—	$7,870	$—
Obligations of state and political subdivisions	33,986	—	15,178	18,808
Corporate bonds	15,509	—	14,174	1,335
Residential mortgage-backed securities	134,927	—	134,927	—
Commercial mortgage-backed securities	56,689	—	56,689	—
Equity securities	1,699	1,699	—	—
Derivative financial instruments	622	—	622	—
Total assets	$251,302	$1,699	$229,460	$20,143
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the three months ended March 31, 2019 and March 31, 2018 (dollars in thousands).

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2018	$18,808	$1,335	$20,143
Realized gains (losses) included in earnings	—	—	—
Unrealized gains (losses) included in other comprehensive income	116	(8)	108
Purchases	—	—	—
Sales	—	—	—
Maturities, prepayments, and calls	(23)		(23)
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at March 31, 2019	$18,901	$1,327	$20,228

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2017	$19,543	$1,325	$20,868
Realized gains (losses) included in earnings	—	—	—
Unrealized (losses) gains included in other comprehensive income	(328)	19	(309)
Purchases	—	—	—
Sales	—	—	—
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at March 31, 2018	$19,215	$1,344	$20,559
There were no liabilities measured at fair value on a recurring basis using level 3 inputs at March 31, 2019 and December 31, 2018. For the three months ended March 31, 2019 and 2018, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at March 31, 2019 or December 31, 2018 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
March 31, 2019
Impaired loans	$148	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	29%
December 31, 2018
Impaired loans	$383	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	15%
Other real estate owned	3,270	Underlying collateral value, Third party appraisals	Collateral discounts and discount rates	15%	15%
The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$70,041	$70,041	$70,041	$—	$—
Federal funds sold	2,362	2,362	2,362	—	—
Investment securities	280,073	279,984	—	249,198	30,786
Equity securities	14,392	14,392	1,871	12,521	—
Loans, net of allowance	1,485,277	1,456,083	—	—	1,456,083
Derivative financial instruments	411	411	—	411	—

Financial liabilities:
Deposits, noninterest-bearing	$285,811	$285,811	$—	$285,811	$—
Deposits, interest-bearing	1,246,982	1,210,389	—	—	1,210,389
FHLB short-term advances and repurchase agreements	184,818	184,818	—	184,818	—
FHLB long-term advances	2,493	2,104	—	—	2,104
Junior subordinated debt	5,858	7,599	—	—	7,599
Subordinated debt	18,600	19,422	—	19,422	—

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$17,134	$17,134	$17,134	$—	$—
Federal funds sold	6	6	6	—	—
Investment securities	265,047	264,786	—	234,053	30,733
Equity securities	13,562	13,562	1,699	11,863	—
Loans, net of allowance	1,391,371	1,374,292	—	—	1,374,292
Derivative financial instruments	622	622	—	622	—

Financial liabilities:
Deposits, noninterest-bearing	$217,457	$217,457	$—	$217,457	$—
Deposits, interest-bearing	1,144,274	1,095,639	—	—	1,095,639
FHLB short-term advances and repurchase agreements	205,399	205,399	—	205,399	—
FHLB long-term advances	3,090	2,712	—	—	2,712
Junior subordinated debt	5,845	7,420	—	—	7,420
Subordinated debt	18,600	19,187	—	19,187	—

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. INCOME TAXES
The expense for income taxes and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended March 31,
	2019	2018
Income tax expense	$952	$1,341
Effective tax rate	19.6%	35.8%
For the three months ended March 31, 2019, the effective tax rate differs from the statutory tax rate of 21%, effective January 1, 2018, due to tax exempt interest income earned on certain investment securities. The Company’s income tax expense for the three months ended March 31, 2018 includes a $0.6 million charge directly related to the revaluation of its deferred tax assets and liabilities as a result of the Tax Act, which is the primary reason the effective tax rate differs from the statutory rate of 21%.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments
The Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $85,000 and $66,000 at March 31, 2019 and December 31, 2018, respectively.
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
The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	March 31, 2019	December 31, 2018
Commitments to extend credit
Loan commitments	$269,707	$263,002
Standby letters of credit	11,127	11,114
Additionally, at March 31, 2019, the Company had unfunded commitments of $0.1 million for its investment in Small Business Investment Company qualified funds.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. LEASES
On January 1, 2019, the Company adopted ASU 2016-02, Leases, as further explained in Note 1, Summary of Significant Accounting Policies. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. Prior to the Mainland acquisition on March 1, 2019, the Company leased only one of its properties, a future branch location expected to be opened in 2019. With the Mainland acquisition, the Company increased its branch network by three branches, of which two are operated under lease agreements. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.
The Company determines if an arrangement is a lease at inception. Operating leases, with the exception of short-term leases, are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in Bank premises and equipment, net and Accrued taxes and other liabilities, respectively, in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease pre-payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease. When it is reasonably certain that the Company will exercise an option to extend a lease, the extension is included in the lease term when calculating the present value of lease payments.
Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately, as the non-lease component amounts are readily determinable. No operating lease expense was recorded in the three months ended March 31, 2018 as the Company had no operating leases until December 31, 2018.
Quantitative information regarding the Company’s operating leases is presented below as of and for three months ended March 31, 2019 (dollars in thousands).

Total operating lease cost	$44.0
Weighted-average remaining lease term (in years)	11.3
Weighted-average discount rate	3.5%
As of March 31, 2019 the Company’s lease ROU assets and related lease liabilities were $2.5 million, and have remaining terms ranging from 5 to 13 years, including extension options if the Company is reasonably certain they will be exercised.
Future minimum lease payments due under non-cancelable operating leases at March 31, 2019 are presented below (dollars in thousands).

2019	$204
2020	289
2021	294
2022	299
2023	297
Thereafter	1,672
Total	$3,055
At March 31, 2019, the Company had not entered into any material leases that have not yet commenced.

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

•
our ability to identify and enter into agreements to combine with attractive acquisition candidates, finance acquisitions, complete acquisitions after definitive agreements are entered into, and successfully integrate acquired operations;

•	changes (or the lack of changes) in interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing;

•
possible cessation or market replacement of LIBOR and the related effect on our LIBOR-based financial products and contracts, including, but not limited to, hedging products, debt obligations, investments, and loans;

•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;

•	our dependence on our management team, and our ability to attract and retain qualified personnel;

•	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers;

•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;

•	the concentration of our business within our geographic areas of operation in Louisiana and Texas; and

•	concentration of credit exposure.
These factors should not be construed as exhaustive. Additional information on these and other risk factors can be found in Item 1A. “Risk Factors” and Item 7. “Special Note Regarding Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC.
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

Overview
This section presents management’s perspective on the consolidated financial condition and results of operations of the Company and its wholly-owned subsidiary, Investar Bank (the “Bank”). The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included herein, and the audited consolidated financial statements for the year ended December 31, 2018, including the notes thereto, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K that the Company filed with the SEC on March 15, 2019.
Through our wholly-owned subsidiary, Investar Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses in our primary areas of operation in southeast Louisiana including Baton Rouge, New Orleans, Lafayette, and their surrounding metropolitan areas, and in southeast Texas, including Houston and its surrounding metropolitan areas. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. Our strategy includes organic growth through high quality loans and growth through acquisitions. We currently operate 21 full service branches in Louisiana and 3 full service branches in Texas. We have completed 5 acquisitions since 2011 and regularly review acquisition opportunities.
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

Acquisitions. On March 1, 2019, the Company completed the acquisition of Mainland Bank (“Mainland”), a Texas state bank located in Texas City, Texas. The Company acquired 100% of Mainland’s outstanding common shares for approximately $18.6 million in the form of 763,849 shares of the Company’s common stock. The acquisition of Mainland expanded the Company’s branch footprint into Texas and increased the core deposit base. On the date of acquisition, Mainland had total assets with a fair value of approximately $128.4 million, $82.4 million in loans, and $107.6 million in deposits, and served the residents of Harris and Galveston counties through its three branch locations. The Company recorded a core deposit intangible and goodwill of $2.4 million and $5.1 million, respectively, related to the acquisition of Mainland.
Discussion and Analysis of Financial Condition
For the three months ended March 31, 2019, net income was $3.9 million, or $0.40 per basic and diluted common share, compared to net income of $2.4 million, or $0.25 per basic and diluted common share, for the three months ended March 31, 2018. For the three months ended March 31, 2019, our net interest margin was 3.53%, return on average assets was 0.86%, and return on average equity was 8.37%. From December 31, 2018 to March 31, 2019, total loans increased $94.1 million, or 6.7%, and total deposits increased $171.1 million, or 12.6%. At March 31, 2019, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations.
Loans
General. Loans constitute our most significant asset, comprising 76.2% and 78.4% of our total assets at March 31, 2019 and December 31, 2018, respectively. Total loans increased $94.1 million, or 6.7%, to $1.49 billion at March 31, 2019 compared to $1.40 billion at December 31, 2018 primarily due to the acquisition of Mainland on March 1, 2019. Excluding acquired loans of $81.1 million, total loans at March 31, 2019 increased $13.0 million, or 0.9%, compared to December 31, 2018.
The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands).

	March 31, 2019		December 31, 2018
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Construction and development	$171,483	11.5%	$157,946	11.3%
1-4 Family	299,061	20.0	287,137	20.5
Multifamily	57,487	3.9	50,501	3.6
Farmland	24,457	1.6	21,356	1.5
Commercial real estate
Owner-occupied	307,108	20.5	298,222	21.3
Nonowner-occupied	339,637	22.7	328,782	23.5
Total mortgage loans on real estate	1,199,233	80.2	1,143,944	81.7
Commercial and industrial	255,476	17.1	210,924	15.0
Consumer	40,210	2.7	45,957	3.3
Total loans	$1,494,919	100.0%	$1,400,825	100.0%
At March 31, 2019, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $562.6 million, an increase of $53.5 million, or 10.5%, compared to $509.1 million at December 31, 2018. The increase in the business lending portfolio is mainly attributable to the acquisition of Mainland, which included $53.3 million in owner-occupied commercial real estate and commercial and industrial loans.
Consumer loans totaled $40.2 million at March 31, 2019, a decrease of $5.7 million, or 12.5%, compared to $46.0 million at December 31, 2018. The decrease in consumer loans is attributable to the scheduled paydowns of the consumer loans, most of which relate to our former indirect auto loan business.

The following table sets forth loans outstanding at March 31, 2019, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$134,681	$23,252	$9,412	$3,951	$187	$171,483
1-4 Family	44,797	92,830	40,072	26,900	94,462	299,061
Multifamily	1,025	27,836	27,160	—	1,466	57,487
Farmland	5,105	11,385	7,193	660	114	24,457
Commercial real estate
Owner-occupied	39,030	136,179	83,823	35,674	12,402	307,108
Nonowner-occupied	31,461	148,910	134,333	24,933	—	339,637
Total mortgage loans on real estate	256,099	440,392	301,993	92,118	108,631	1,199,233
Commercial and industrial	140,953	78,786	19,778	6,244	9,715	255,476
Consumer	4,015	31,961	3,723	105	406	40,210
Total loans	$401,067	$551,139	$325,494	$98,467	$118,752	$1,494,919
Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2019 and December 31, 2018, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.
Investment Securities
We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 14.3% of our total assets and totaled $280.1 million at March 31, 2019, an increase of $15.1 million, or 5.7%, from $265.0 million at December 31, 2018. The increase in investment securities at March 31, 2019 compared to December 31, 2018 primarily resulted from purchases of residential and commercial mortgage-backed securities.
The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	March 31, 2019		December 31, 2018
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of U.S. government agencies and corporations	$7,260	2.6%	$7,870	3.0%
Obligations of state and political subdivisions	42,096	15.0	44,685	16.9
Corporate bonds	18,352	6.5	15,509	5.8
Residential mortgage-backed securities	151,985	54.3	140,294	52.9
Commercial mortgage-backed securities	60,380	21.6	56,689	21.4
Total	$280,073	100.0%	$265,047	100.0%
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

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at March 31, 2019 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$755	5.88%	$3,405	5.88%	$960	5.88%	$5,466	3.59%
Residential mortgage-backed securities	—	—	—	—	—	—	5,230	2.85
Available for sale:
Obligations of U.S. government agencies and corporations	—	—	2,556	2.02	4,317	2.62	432	3.77
Obligations of state and political subdivisions	3,314	1.80	4,293	2.23	13,954	2.70	10,195	4.41
Corporate bonds	—	—	3,038	3.69	15,717	4.08	—	—
Residential mortgage-backed securities	—	—	907	3.11	15,879	2.94	130,318	2.51
Commercial mortgage-backed securities	—	—	1,116	2.82	2,410	2.68	57,535	2.72
	$4,069		$15,315		$53,237		$209,176
The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.
Deposits
The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at March 31, 2019 and December 31, 2018 (dollars in thousands).

	March 31, 2019		December 31, 2018
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$285,811	18.6%	$217,457	16.0%
NOW accounts	333,434	21.8	295,212	21.7
Money market deposit accounts	188,373	12.3	179,340	13.2
Savings accounts	114,631	7.5	104,146	7.6
Time deposits	610,544	39.8	565,576	41.5
Total deposits	$1,532,793	100.0%	$1,361,731	100.0%
Total deposits were $1.5 billion at March 31, 2019, an increase of $171.1 million, or 12.6%, compared to December 31, 2018. Excluding deposits acquired from Mainland, or approximately $107.6 million at March 1, 2019, total deposits at March 31, 2019 increased $63.5 million, or 4.7%, compared to December 31, 2018.
The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at March 31, 2019 and December 31, 2018 (dollars in thousands).

	March 31, 2019		December 31, 2018
	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Time remaining until maturity:
Three months or less	$85,482	$301	$76,435	$1,488
Over three months through six months	63,617	921	72,177	220
Over six months through twelve months	117,558	2,854	100,215	1,840
Over one year through three years	101,185	4,366	67,820	4,704
Over three years	15,192	2,033	9,737	1,835
	$383,034	$10,475	$326,384	$10,087

Borrowings
Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bank (“FNBB”) and The Independent Bankers Bank (“TIB”), junior subordinated debentures assumed through acquisitions, and subordinated debt issued in 2017.
Securities sold under agreements to repurchase increased $0.2 million to $2.2 million at March 31, 2019 from $2.0 million at December 31, 2018. Our advances from the FHLB were $185.1 million at March 31, 2019, a decrease of $21.4 million, or 10.4%, from FHLB advances of $206.5 million at December 31, 2018. We had no outstanding balances drawn on unsecured lines of credit at March 31, 2019 or December 31, 2018. The $5.9 million and $5.8 million in junior subordinated debt at March 31, 2019 and December 31, 2018, respectively, represent the junior subordinated debentures that we assumed through acquisition.The carrying value of the subordinated debt was $18.2 million at March 31, 2019 and December 31, 2018.
The average balances and cost of funds of short-term borrowings for the three months ended March 31, 2019 and 2018 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Federal funds purchased and other short-term borrowings	$132,289	$121,545	2.21%	1.57%
Securities sold under agreements to repurchase	3,605	22,101	2.33	0.69
Total short-term borrowings	$135,894	$143,646	2.19%	1.43%
The main source of our short-term borrowings are advances from the FHLB. The rate charged for these advances is directly tied to the Federal Reserve Bank’s federal funds rate. The Federal Reserve increased the target range for the federal funds rate by a total of 75 basis points during 2017 and 100 basis points during 2018. In May 2019, the Federal Reserve indicated that the potential for increases or decreases in the target rate are unlikely in the coming months, amid signs of renewed economic heath. However, should the federal funds rate increase, market interest rates will likely rise, which will increase the cost of our borrowings.
Results of Operations
Performance Summary
Three months ended March 31, 2019 vs. three months ended March 31, 2018. For the three months ended March 31, 2019, net income was $3.9 million, or $0.40 per basic common share and $0.40 per diluted common share, compared to net income of $2.4 million, or $0.25 per basic common share and diluted common share, for the three months ended March 31, 2018. Return on average assets increased to 0.86% for the three months ended March 31, 2019 compared to 0.60% for the three months ended March 31, 2018. Return on average equity was 8.37% for the three months ended March 31, 2019 compared to 5.62% for the three months ended March 31, 2018.
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
Three months ended March 31, 2019 vs. three months ended March 31, 2018. Net interest income increased 9.4% to $15.2 million for the three months ended March 31, 2019 compared to $13.9 million for the same period in 2018. This increase is due primarily to the $175.8 million and $34.0 million increases in average loans and average investment securities, respectively, compared to the same period in 2018, resulting in a $3.4 million increase in interest income, discussed in more detail below. Average interest-bearing deposits increased approximately $180.9 million and average short- and long-term borrowings increased $3.8 million for the three months ended March 31, 2019 compared to the same period in 2018, resulting in a $2.2 million increase in interest expense, also discussed in more detail below. The increases in both average interest-earning assets and interest-bearing liabilities are results of both organic growth of the Company and the acquisition of Mainland on March 1, 2019.

Interest income was $20.7 million for the three months ended March 31, 2019 compared to $17.2 million for the same period in 2018. Loan interest income made up substantially all of our interest income for the three months ended March 31, 2019 and 2018. An increase in interest income of $2.5 million can be attributed to an increase in the volume of interest-earning assets and an increase of $1.0 million can be attributed to an increase in the yield earned on those assets. The overall yield on interest-earning assets was 4.81% and 4.59% for the three months ended March 31, 2019 and 2018, respectively. The loan portfolio yielded 5.23% for the three months ended March 31, 2019 compared to 5.03% for the three months ended March 31, 2018, while the yield on the investment portfolio was 2.84% for the three months ended March 31, 2019 compared to 2.45% for the three months ended March 31, 2018.
Interest expense was $5.5 million for the three months ended March 31, 2019, an increase of $2.2 million compared to interest expense of $3.3 million for the three months ended March 31, 2018, as a result of an increase of $0.4 million attributed to the volume and $1.8 million attributed to the increase in the cost of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $184.7 million for the three months ended March 31, 2019 compared to the same period in 2018 mainly as a result of a $180.9 million increase in interest-bearing deposits. Average short- and long-term borrowings also increased $3.8 million, attributable to our liquidity needs. The cost of deposits increased 50 basis points to 1.41% for the three months ended March 31, 2019 compared to 0.91% for the three months ended March 31, 2018 as a result of the increase in the rates offered for our interest-bearing demand accounts and time deposits. The cost of interest-bearing liabilities increased 49 basis points to 1.59% for the three months ended March 31, 2019 compared to 1.10% for the same period in 2018, due to the increase in the cost of deposits, as well as the increased cost of short-term borrowings, or 76 basis points, which is primarily driven by the Federal Reserve Bank’s federal funds rate.
Net interest margin was 3.53% for the three months ended March 31, 2019, a decrease of 17 basis points from 3.70% for the three months ended March 31, 2018. The decrease in net interest margin was primarily driven by an increase in the cost of funds required to fund the increase in assets.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended March 31, 2019 and 2018. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended March 31,
	2019			2018
	Average Balance	Interest Income/ Expense (1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,436,798	$18,544	5.23%	$1,261,047	$15,626	5.03%
Securities:
Taxable	243,065	1,729	2.88	206,722	1,253	2.46
Tax-exempt	32,325	197	2.47	34,688	206	2.41
Interest-earning balances with banks	31,250	216	2.80	15,968	93	2.37
Total interest-earning assets	1,743,438	20,686	4.81	1,518,425	17,178	4.59
Cash and due from banks	20,150			25,526
Intangible assets	22,301			19,881
Other assets	77,867			73,438
Allowance for loan losses	(9,565)			(7,993)
Total assets	$1,854,191			$1,629,277
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$504,123	$1,353	1.09%	$360,903	$580	0.65%
Savings deposits	104,503	119	0.46	120,861	137	0.46
Time deposits	574,942	2,634	1.86	520,891	1,536	1.20
Total interest-bearing deposits	1,183,568	4,106	1.41	1,002,655	2,253	0.91
Short-term borrowings	135,894	733	2.19	143,646	507	1.43
Long-term debt	94,161	691	2.98	82,641	560	2.75
Total interest-bearing liabilities	1,413,623	5,530	1.59	1,228,942	3,320	1.10
Noninterest-bearing deposits	239,064			216,827
Other liabilities	11,682			10,041
Stockholders’ equity	189,822			173,467
Total liabilities and stockholders’ equity	$1,854,191			$1,629,277
Net interest income/net interest margin		$15,156	3.53%		$13,858	3.70%

(1)
Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the three months ended March 31, 2019 compared to the same period in 2018 (dollars in thousands).

	Three months ended March 31, 2019 vs. three months ended March 31, 2018
	Volume	Rate	Net(1)
Interest income:
Loans	$2,178	$740	$2,918
Securities:
Taxable	220	256	476
Tax-exempt	(14)	5	(9)
Interest-earning balances with banks	89	34	123
Total interest-earning assets	2,473	1,035	3,508
Interest expense:
Interest-bearing demand deposits	230	543	773
Savings deposits	(18)	—	(18)
Time deposits	159	939	1,098
Short-term borrowings	(27)	253	226
Long-term debt	78	53	131
Total interest-bearing liabilities	422	1,788	2,210
Change in net interest income	$2,051	$(753)	$1,298

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
Noninterest Income
Noninterest income includes, among other things, fees generated from our deposit services, gain on sale of investment securities, fixed assets and other real estate owned, servicing fees and fee income on serviced loans, interchange fees and income from bank owned life insurance. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.
Three months ended March 31, 2019 vs. three months ended March 31, 2018. Total noninterest income increased $0.2 million, or 19.5%, to $1.3 million for the three months ended March 31, 2019 compared to $1.1 million for the three months ended March 31, 2018. The increase in noninterest income is mainly attributable to the $0.2 million and $0.1 million increases in the change in the fair value of equity securities and other operating income, respectively, partially offset by a $0.1 million decrease in servicing fees and fee income on serviced loans.
The $0.2 million increase in the fair value of equity securities compared to the three months ended March 31, 2018 is attributable to closing prices and mix of equity securities held by the Company at March 31, 2019 and fluctuates with market activity. The $0.1 million increase in other operating activity is primarily due to a loss recorded on an equity method investment during the three months ended March 31, 2018. Servicing fees and fee income on serviced loans, which are fees collected for servicing loans which have been sold and are held in our servicing portfolio, decreased $0.1 million, or 37.5%, to $0.2 million for the three months ended March 31, 2019 compared to $0.3 million for the same period in 2018. The Bank’s servicing portfolio primarily consists of indirect auto loans. As this portfolio of loans ages, and consequently decreases in principal value, the servicing fees and fee income on serviced loans earned will continue to decrease.

Noninterest Expense
Three months ended March 31, 2019 vs. three months ended March 31, 2018. Total noninterest expense was $11.3 million for the three months ended March 31, 2019, an increase of $0.7 million, or 7.0%, compared to the same period in 2018. The increase is primarily attributable to increases in depreciation and amortization, salaries and employee benefits, and other operating expenses, partially offset by a decrease in acquisition expense. The $0.2 million increase in depreciation and amortization compared to the three months ended March 31, 2018 resulted from various projects, including equipment upgrades at acquired branches and the launch of the Company’s first interactive teller machine. The $0.4 million increase in salaries and employee benefits compared to the three months ended March 31, 2018 is mainly attributable to the staffing mix throughout the year, including the addition of our new Commercial and Industrial Division, which includes five new lenders and related support staff hired in the second quarter of 2018, as well as the additional staff from the Mainland acquisition on March 1, 2019. The $0.3 million increase in other operating expenses compared to the three months ended March 31, 2018 is primarily attributable to increased software expense and debit and credit card activity. These increases in noninterest expense were partially offset by a $0.2 million decrease in acquisition expense.
Income Tax Expense
Income tax expense for the three months ended March 31, 2019 was $1.0 million, a decrease of $0.3 million compared to $1.3 million for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019 and 2018 was 19.6% and 35.8%, respectively. Income tax expense for the three months ended March 31, 2018 includes a charge of $0.6 million as a result of the revaluation of the Company’s deferred tax assets and liabilities required following the enactment of the Tax Act.
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

At March 31, 2019 and December 31, 2018, there were no loans classified as loss. At March 31, 2019, there were $0.2 million of loans classified as doubtful compared to $0.1 million at December 31, 2018. At March 31, 2019 and December 31, 2018, there were $9.4 million and $9.5 million, respectively, of loans classified as substandard, and $0.2 million of loans classified as special mention.
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
Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by type. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $9.6 million at March 31, 2019, an increase from $9.5 million at December 31, 2018.
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
Impaired loans at March 31, 2019, which include TDRs and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses, were $3.9 million compared to $3.3 million at December 31, 2018. At March 31, 2019 and December 31, 2018, $0.3 million of the allowance for loan losses was specifically allocated to impaired loans.

The provision for loan losses is a charge to expense in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the three months ended March 31, 2019 and 2018, the provision for loan losses was $0.3 million and $0.6 million, respectively. The decrease in the provision for loan losses is primarily attributable to a $0.3 million charge-off recorded on a commercial and industrial loan during the three months ended March 31, 2018 and the subsequent need to increase the allowance for loan losses, as credit quality of the overall portfolio and other factors impacting our allowance and related provision were relatively unchanged period over period.
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
The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	March 31, 2019	December 31, 2018
Construction and development	$1,094	$1,038
1-4 Family	1,511	1,465
Multifamily	380	331
Farmland	101	81
Commercial real estate	4,226	4,182
Total mortgage loans on real estate	7,312	7,097
Commercial and industrial	1,673	1,641
Consumer	657	716
Total	$9,642	$9,454
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

	Three months ended March 31,
	2019	2018
Allowance at beginning of period	$9,454	$7,891
Provision for loan losses	265	625
Charge-offs:
Mortgage loans on real estate:
1-4 Family	—	(7)
Commercial and industrial	—	(310)
Consumer	(104)	(129)
Total charge-offs	(104)	(446)
Recoveries
Mortgage loans on real estate:
Construction and development	1	6
1-4 Family	2	3
Commercial and industrial	11	33
Consumer	13	18
Total recoveries	27	60
Net charge-offs	(77)	(386)
Balance at end of period	$9,642	$8,130
Net charge-offs to:
Loans - average	0.01%	0.03%
Allowance for loan losses	0.80%	4.75%
Allowance for loan losses to:
Total loans	0.64%	0.64%
Nonperforming loans	159.93%	146.78%
The allowance for loan losses to total loans was 0.64% at March 31, 2019 and 2018. The allowance for loan losses to nonperforming loans increased to 159.93% at March 31, 2019 compared to 146.78% at March 31, 2018. The increase in the allowance for loan losses to nonperforming loans at March 31, 2019 is due to the $1.5 million increase in the allowance for loan losses compared to March 31, 2018. Nonperforming loans increased $0.5 million to $6.0 million at March 31, 2019 compared to $5.5 million at March 31, 2018.
Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs, which include recoveries of amounts previously charged off, for the three months ended March 31, 2019 were $0.1 million, equal to 0.01% of the average loan balance for the period. Net charge-offs for the three months ended March 31, 2018 were $0.4 million, equal to 0.03% of the average loan balance for the period.

Management believes the allowance for loan losses at March 31, 2019 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.
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
There were 23 loans classified as TDRs at March 31, 2019 that totaled approximately $2.2 million, compared to 24 loans totaling $2.2 million at December 31, 2018. At March 31, 2019, 15 restructured loans were considered TDRs due to a modification of terms through adjustments to maturity, seven restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to forgiveness of interest due on the loan. As of March 31, 2019 and December 31, 2018, three of the TDRs were in default of their modified terms and are included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.
The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans for which information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	March 31, 2019	December 31, 2018
Nonaccrual loans	$6,029	$5,891
Accruing loans past due 90 days or more	—	58
Total nonperforming loans	6,029	5,949
TDRs	1,223	1,248
Total nonperforming and TDRs	$7,252	$7,197
Interest income recognized on nonperforming and TDRs	$23	$315
Interest income foregone on nonperforming and TDRs	$86	$164
Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 0.40% and 0.42% of total loans at March 31, 2019 and December 31, 2018, respectively.
Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. Other real estate owned with a cost basis of $3.3 million was sold during the three months ended March 31, 2019, resulting in a gain of $5,000. There were no sales of other real estate owned during the three months ended March 31, 2018. At March 31, 2019, approximately $1.8 million of loans secured by real estate were in the process of foreclosure, $0.5 million of which were consumer mortgage loans secured by residential real estate property.
The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	March 31, 2019	December 31, 2018
Construction and development	$122	$122
1-4 Family	15	15
Farmland	204	204
Commercial real estate	1,407	3,270
Total other real estate owned	$1,748	$3,611

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Three months ended March 31,
	2019	2018
Balance, beginning of period	$3,611	$3,837
Additions	—	225
Transfers from acquired loans	—	204
Acquired other real estate owned	1,407	—
Sales of other real estate owned	(3,270)	—
Balance, end of period	$1,748	$4,266
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
Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At March 31, 2019, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of March 31, 2019
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+300	(1.4)%
+200	(0.9)%
+100	(0.4)%
-100	4.9%
-200	5.6%
-300	6.5%

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
Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At March 31, 2019 and December 31, 2018, 64% and 66% of our total assets, respectively, were funded by core deposits.
Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At March 31, 2019, securities with a carrying value of $95.3 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $77.6 million in pledged securities at December 31, 2018.
Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2019, the balance of our outstanding advances with the FHLB was $185.1 million, a decrease from $206.5 million at December 31, 2018. The total amount of the remaining credit available to us from the FHLB at March 31, 2019 was $499.5 million. Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $2.2 million of repurchase agreements outstanding at March 31, 2019 compared to $2.0 million of repurchase agreements outstanding at December 31, 2018. We maintain unsecured lines of credit with other commercial banks totaling $60.0 million. The lines of credit mature at various times within the next year. We had no outstanding balances on our unsecured lines of credit at March 31, 2019 and December 31, 2018.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. We hold brokered deposits, as defined for federal regulatory purposes, included in our interest-bearing demand deposit balance, as well as QwickRate® deposits, included in our time deposit balance, which we obtain through a qualified network to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At March 31, 2019 and December 31, 2018, we held $15.1 million of brokered deposits. At March 31, 2019, we held $72.0 million of QwickRate® deposits, an increase compared to $56.7 million at December 31, 2018.
The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three month periods ended March 31, 2019 and 2018.

	Percentage of Total		Cost of Funds
	Three months ended March 31,		Three months ended March 31,
	2019	2018	2019	2018
Noninterest-bearing demand deposits	14%	15%	—%	—%
Interest-bearing demand deposits	31	25	1.09	0.65
Savings accounts	6	8	0.46	0.46
Time deposits	35	36	1.86	1.20
Short-term borrowings	8	10	2.19	1.43
Long-term borrowed funds	6	6	2.98	2.75
Total deposits and borrowed funds	100%	100%	1.36%	0.93%
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

The Company and the Bank each were in compliance with all regulatory capital requirements at March 31, 2019 and December 31, 2018. The Bank also was considered “well-capitalized” under the FDIC’s prompt corrective action regulations as of these dates. The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
March 31, 2019
Investar Holding Corporation:
Tier 1 leverage capital	$183,404	10.03%	$—	—%
Common equity tier 1 capital	176,904	11.07	—	—
Tier 1 capital	183,404	11.48	—	—
Total capital	211,358	13.23	—	—
Investar Bank:
Tier 1 leverage capital	199,658	10.92	91,443	5.00
Common equity tier 1 capital	199,658	12.48	103,985	6.50
Tier 1 capital	199,658	12.48	127,981	8.00
Total capital	209,385	13.09	159,976	10.00

December 31, 2018
Investar Holding Corporation:
Tier 1 leverage capital	$172,050	9.81%	$—	—%
Common equity tier 1 capital	165,550	11.15	—	—
Tier 1 capital	172,050	11.59	—	—
Total capital	199,786	13.46	—	—
Investar Bank:
Tier 1 leverage capital	187,735	10.72	87,570	5.00
Common equity tier 1 capital	187,735	12.67	96,349	6.50
Tier 1 capital	187,735	12.67	118,583	8.00
Total capital	197,256	13.31	148,229	10.00
Off-Balance Sheet Transactions
The Company currently holds interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 1.4 years. The total notional amount of the derivative contracts is $50.0 million.
The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $85,000 and $66,000 at March 31, 2019 and December 31, 2018, respectively.

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

	March 31, 2019	December 31, 2018
Commitments to extend credit:
Loan commitments	$269,707	$263,002
Standby letters of credit	11,127	11,114
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.
Additionally, at March 31, 2019, the Company had unfunded commitments of $0.1 million for its investment in Small Business Investment Company qualified funds.
For the three months ended March 31, 2019 and for the year ended December 31, 2018, except as disclosed herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.
Contractual Obligations
The following table presents, at March 31, 2019, contractual obligations to third parties by payment date (dollars in thousands).

	Payments Due In:
	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$922,249	$—	$—	$—	$922,249
Time Deposits(1) (2)	407,167	178,066	25,126	—	610,359
Securities sold under agreements to repurchase(1)	2,218	—	—	—	2,218
Federal Home Loan Bank advances(2)	127,600	2,500	—	55,000	185,100
Subordinated debt(2)	—	—	—	18,600	18,600
Junior subordinated debt(2)	—	—	—	6,702	6,702
Operating lease commitment	276	586	575	1,618	3,055
Total contractual obligations	$1,459,510	$181,152	$25,701	$81,920	$1,748,283

(1)	Excludes interest.

(2)	Excludes unamortized premiums and discounts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk as of December 31, 2018 are set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” There have been no material changes in the Company’s market risk since December 31, 2018. Please refer to the information in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management” in this report for additional information about the Company’s market risk for the three months ended March 31, 2019.
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

PART II. OTHER INFORMATION

Item 1A. Risk Factors
For information regarding risk factors that could affect Investar Holding Corporation’s (the “Company”) results of operations, financial condition and liquidity, see the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018 filed by the Company with the Securities and Exchange Commission (“SEC”) on March 15, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
The table below provides the information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended March 31, 2019.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
January 1, 2019 to January 31, 2019	79,701	$23.55	79,549	306,691
February 1, 2019 to February 28, 2019	29,445	23.32	29,403	277,288
March 1, 2019 to March 31, 2019	43,773	23.55	34,822	242,466
	152,919	$23.50	143,774	242,466

(1)	Includes 9,145 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.

(2)
On February 5, 2019, the Company announced that its board of directors authorized the repurchase of an additional 300,000 shares of the Company’s common stock under its stock repurchase plan, in addition to the 86,240 shares that were remaining as authorized for repurchase at December 31, 2018.

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

INVESTAR HOLDING CORPORATION

Date: May 9, 2019	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	/s/ Christopher L. Hufft
Christopher L. Hufft
Chief Financial Officer
(Principal Financial Officer)