Form 10-Q
period 2019-06-30
Investar Holding Corp
filed 2019-08-09
CIK 1602658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________________________

FORM 10-Q
_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 9,940,260 shares outstanding as of August 7, 2019.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INVESTAR HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and due from banks	$30,400	$15,922
Interest-bearing balances due from other banks	33,519	1,212
Federal funds sold	—	6
Cash and cash equivalents	63,919	17,140

Available for sale securities at fair value (amortized cost of $252,554 and $253,504, respectively)	253,985	248,981
Held to maturity securities at amortized cost (estimated fair value of $15,480 and $15,805, respectively)	15,473	16,066
Loans, net of allowance for loan losses of $9,924 and $9,454, respectively	1,533,384	1,391,371
Equity securities	14,537	13,562
Bank premises and equipment, net of accumulated depreciation of $11,078 and $9,898, respectively	46,097	40,229
Other real estate owned, net	1,529	3,611
Accrued interest receivable	6,880	5,553
Deferred tax asset	—	1,145
Goodwill and other intangible assets, net	26,409	19,787
Bank owned life insurance	29,204	23,859
Other assets	5,224	5,165
Total assets	$1,996,641	$1,786,469

LIABILITIES
Deposits:
Noninterest-bearing	$289,481	$217,457
Interest-bearing	1,262,736	1,144,274
Total deposits	1,552,217	1,361,731
Advances from Federal Home Loan Bank	196,600	206,490
Repurchase agreements	1,876	1,999
Subordinated debt, net of unamortized issuance costs	18,238	18,215
Junior subordinated debt	5,871	5,845
Accrued taxes and other liabilities	16,340	9,927
Total liabilities	1,791,142	1,604,207

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 9,937,752 and 9,484,219 shares issued and outstanding, respectively	9,938	9,484
Surplus	140,856	130,133
Retained earnings	53,492	45,721
Accumulated other comprehensive income (loss)	1,213	(3,076)
Total stockholders’ equity	205,499	182,262
Total liabilities and stockholders’ equity	$1,996,641	$1,786,469
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$20,233	$16,223	$38,777	$31,849
Interest on investment securities	1,923	1,644	3,849	3,103
Other interest income	232	142	448	235
Total interest income	22,388	18,009	43,074	35,187

INTEREST EXPENSE
Interest on deposits	4,684	2,426	8,790	4,679
Interest on borrowings	1,373	1,263	2,797	2,330
Total interest expense	6,057	3,689	11,587	7,009
Net interest income	16,331	14,320	31,487	28,178

Provision for loan losses	369	567	634	1,192
Net interest income after provision for loan losses	15,962	13,753	30,853	26,986

NONINTEREST INCOME
Service charges on deposit accounts	434	327	834	686
Gain on sale of investment securities, net	227	22	229	22
(Loss) gain on sale of fixed assets, net	(11)	(1)	(11)	89
Gain (loss) on sale of other real estate owned, net	13	(4)	18	(4)
Servicing fees and fee income on serviced loans	150	253	330	541
Interchange fees	291	255	531	446
Income from bank owned life insurance	170	161	322	312
Change in the fair value of equity securities	57	3	229	3
Other operating income	411	177	541	170
Total noninterest income	1,742	1,193	3,023	2,265
Income before noninterest expense	17,704	14,946	33,876	29,251

NONINTEREST EXPENSE
Depreciation and amortization	873	629	1,637	1,227
Salaries and employee benefits	7,077	6,495	13,492	12,543
Occupancy	454	335	868	715
Data processing	644	565	1,180	1,107
Marketing	68	44	119	82
Professional fees	309	228	614	483
Acquisition expense	—	—	905	1,104
Other operating expenses	2,129	1,864	4,042	3,461
Total noninterest expense	11,554	10,160	22,857	20,722
Income before income tax expense	6,150	4,786	11,019	8,529
Income tax expense	1,216	966	2,168	2,307
Net income	$4,934	$3,820	$8,851	$6,222

EARNINGS PER SHARE
Basic earnings per share	$0.49	$0.39	$0.89	$0.64
Diluted earnings per share	0.48	0.39	0.88	0.64
Cash dividends declared per common share	0.06	0.04	0.11	0.08
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$4,934	$3,820	$8,851	$6,222
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized gain (loss), available for sale, net of tax expense (benefit) of $710, ($195), $1,298, and ($671), respectively	2,672	(734)	4,884	(2,523)
Reclassification of realized gain, net of tax expense of $48, $4, $48, and $4, respectively	(179)	(17)	(181)	(17)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0 for all respective periods	—	(1)	—	(1)
Fair value of derivative financial instruments:
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax (benefit) expense of ($66), $19, ($110), and $90, respectively	(247)	72	(414)	337
Total other comprehensive income (loss)	2,246	(680)	4,289	(2,204)
Total comprehensive income	$7,180	$3,140	$13,140	$4,018
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Three months ended:
June 30, 2018
Balance at beginning of period	$9,517	$131,179	$35,829	$(3,095)	$173,430
Surrendered shares	—	(39)	—	—	(39)
Options and warrants exercised	60	746	—	—	806
Dividends declared, $0.04 per share	—	—	(391)	—	(391)
Stock-based compensation and other activity	4	280	—	—	284
Net income	—	—	3,820	—	3,820
Other comprehensive loss, net	—	—	—	(680)	(680)
Balance at end of period	$9,581	$132,166	$39,258	$(3,775)	$177,230

June 30, 2019
Balance at beginning of period	10,130	144,813	49,104	(1,033)	203,014
Surrendered shares	(2)	(39)	—	—	(41)
Options exercised	2	26	—	—	28
Dividends declared, $0.551 per share	—	—	(546)	—	(546)
Stock-based compensation	5	388	—	—	393
Shares repurchased	(197)	(4,332)	—	—	(4,529)
Net income	—	—	4,934	—	4,934
Other comprehensive income, net	$—	$—	$—	$2,246	$2,246
Balance at end of period	$9,938	$140,856	$53,492	$1,213	$205,499

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Six months ended:
June 30, 2018
Balance at beginning of period	$9,515	$131,582	$33,203	$(1,571)	$172,729
Surrendered shares	(7)	(171)	—	—	(178)
Shares repurchased	(28)	(646)	—	—	(674)
Options and warrants exercised	73	905	—	—	978
Dividends declared, $0.075 per share	—	—	(719)	—	(719)
Stock-based compensation and other activity	28	496	—	—	524
Reclassification of tax effects of the Tax Cuts and Jobs Act(1)	—	—	557	—	557
Net income	—	—	6,222	—	6,222
Other comprehensive loss, net	—	—	—	(2,204)	(2,204)
Impact of adoption of new accounting standards(2)	—	—	(5)	—	(5)
Balance at end of period	$9,581	$132,166	$39,258	$(3,775)	$177,230

June 30, 2019
Balance at beginning of period	$9,484	$130,133	$45,721	$(3,076)	$182,262
Common stock issued in acquisition	764	17,873	—	—	18,637
Surrendered shares	(11)	(262)	—	—	(273)
Options exercised	2	26	—	—	28
Dividends declared, $0.1076 per share	—	—	(1,080)	—	(1,080)
Stock-based compensation	40	642	—	—	682
Shares repurchased	(341)	(7,556)	—	—	(7,897)
Net income	—	—	8,851	—	8,851
Other comprehensive income, net	—	—	—	4,289	4,289
Balance at end of period	$9,938	$140,856	$53,492	$1,213	$205,499

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

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2019	2018
Net income	$8,851	$6,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,637	1,227
Provision for loan losses	634	1,192
Amortization of purchase accounting adjustments	(791)	(1,281)
Net amortization of securities	(21)	334
Gain on sale of investment securities, net	(229)	(22)
Loss (gain) on sale of fixed assets, net	11	(89)
Gain on sale of other real estate owned, net	(18)	4
FHLB stock dividend	(172)	(97)
Stock-based compensation	682	524
Deferred taxes	281	1,236
Net change in value of bank owned life insurance	(322)	(312)
Amortization of subordinated debt issuance costs	23	23
Change in the fair value of equity securities	(229)	14
Net change in:
Accrued interest receivable	(1,081)	(154)
Other assets	(489)	407
Accrued taxes and other liabilities	3,064	(1,011)
Net cash provided by operating activities	11,831	8,217

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	62,564	—
Purchases of securities available for sale	(80,170)	(41,723)
Proceeds from maturities, prepayments and calls of investment securities available for sale	18,825	13,327
Proceeds from maturities, prepayments and calls of investment securities held to maturity	572	671
Proceeds from redemption or sale of equity securities	—	521
Purchase of equity securities	—	(2,870)
Net increase in loans	(59,420)	(41,472)
Proceeds from sales of other real estate owned	3,507	37
Proceeds from the sales of fixed assets	—	9
Purchases of other real estate owned	—	(225)
Purchases of fixed assets	(3,510)	(2,771)
Purchase of bank owned life insurance	(5,023)	—
Purchase of other investments	(95)	—
Distributions from investments	51	13
Cash acquired from acquisition of Mainland Bank	38,365	—
Net cash used in investing activities	(24,334)	(74,483)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net increase in customer deposits	82,872	5,796
Net decrease in repurchase agreements	(4,808)	(5,183)
Net increase in short-term FHLB advances	2,100	41,500
Proceeds from long-term FHLB advances	—	45,000
Repayment of long-term FHLB advances	(12,000)	(16,100)
Cash dividends paid on common stock	(1,013)	(642)
Proceeds from stock options and warrants exercised	28	979
Payments to repurchase common stock	(7,897)	(674)
Net cash provided by financing activities	59,282	70,676

Net change in cash and cash equivalents	46,779	4,410
Cash and cash equivalents, beginning of period	17,140	30,421
Cash and cash equivalents, end of period	$63,919	$34,831
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2019 is not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2019.
Nature of Operations
Investar Holding Corporation, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association (the “Bank”), a national bank. The Company’s primary markets are southeast Louisiana and southeast Texas. At June 30, 2019, the Company operated 21 full service branches located in Louisiana and 3 full service branches located in Texas, and had 283 employees.
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
In the ordinary course of business, the Bank enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in accrued taxes and other liabilities in the consolidated balance sheet. At June 30, 2019 and December 31, 2018 the reserve for unfunded loan commitments was $143,000 and $66,000, respectively.
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
For the six months ended June 30, 2019 and 2018, expected future cash flows from ASRs approximated adequate compensation for such activities. Accordingly, the Company has not recorded an asset or liability. There were no loan sales during the six months ended June 30, 2019 or 2018.
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
Tax Cuts and Jobs Act
Public law No. 115-97, known as the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provided a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during the measurement period were included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments were determined. Based on the information available and interpretation of the rules, the Company recorded the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities in the fourth quarter of 2017. An additional $0.6 million was expensed in the first quarter of 2018 due to the remeasurement of the Company’s deferred tax balance, resulting in an effective tax rate of 27.0% for the six months ended June 30, 2018. No additional adjustments were recorded during the measurement period, which ended December 31, 2018.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. BUSINESS COMBINATIONS
Mainland Bank
On March 1, 2019, the Company completed the acquisition of Mainland Bank (“Mainland”) located in Texas City, Texas. The Company acquired 100% of Mainland’s outstanding common shares for an aggregate merger consideration of 763,849 shares of the Company’s common stock, for a total of approximately $18.6 million. The acquisition of Mainland expanded the Company’s branch footprint into the greater Houston, Texas market. After fair value adjustments, including total adjustments of $(31,000) and $(0.5) million to other assets and other liabilities, respectively, recorded in the three months ended June 30, 2019, the acquisition added $128.4 million in total assets, $82.4 million in loans, and $107.6 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $4.6 million of goodwill. Goodwill resulted from a combination of synergies and cost savings, expansion into Texas with the addition of three branch locations, enhanced products and services, and a lower cost of funds. The change in goodwill and other intangibles at June 30, 2019 compared to December 31, 2018 is primarily attributable to the goodwill and core deposit intangible recorded as a result of the Mainland acquisition.
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

Purchase price:
Stock issued	$18,637

Fair value of assets acquired:
Cash and cash equivalents	38,365
Loans	82,431
Other real estate owned	1,408
Bank premises and equipment	2,550
Core deposit intangible asset	2,439
Other assets	1,179
Total assets acquired	128,372

Fair value of liabilities acquired:
Deposits	107,646
Repurchase agreements	4,684
Other liabilities	1,959
Total liabilities assumed	114,289

Fair value of net assets acquired	14,083
Goodwill	$4,554
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental Unaudited Pro Forma Information
The following unaudited supplemental pro forma information is presented to show estimated results assuming Mainland was acquired as of January 1, 2018. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2018 and should not be considered representative of future operating results. The pro forma net income for the six months ended June 30, 2019 excludes the tax-affected amount of $1.6 million of acquisition expenses recorded in noninterest expense by the Company and Mainland.

	Unaudited pro forma for the
	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Interest income	$22,388	$19,465	$44,016	$38,069
Noninterest income	1,742	1,277	3,170	2,427
Net income	4,934	4,227	8,809	6,937
For the three months ended June 30, 2019, Mainland added approximately $1.5 million, $79,000, and $0.7 million to interest income, noninterest income, and net income, respectively. For the six months ended June 30, 2019, Mainland added approximately $2.1 million, $0.1 million, and $1.0 million to interest income, noninterest income, and net income, respectively.
Acquisition Expense
Acquisition related costs of $0.9 million are included in acquisition expenses in the accompanying consolidated statements of income for the six months ended June 30, 2019. These costs include system conversion and integrating operations charges as well as legal and consulting expenses.
NOTE 3. EARNINGS PER SHARE
The following is a summary of the information used in the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except share data).

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Earnings per common share - basic
Net income allocated to common shareholders	$4,888	$3,764	$8,758	$6,136
Weighted-average basic shares outstanding	10,008,882	9,558,873	9,843,052	9,536,229
Basic earnings per common share	$0.49	$0.39	$0.89	$0.64

Earnings per common share - diluted
Net income allocated to common shareholders	$4,888	$3,764	$8,758	$6,135
Weighted-average basic shares outstanding	10,008,882	9,558,873	9,843,052	9,536,229
Dilutive effect of securities	95,364	89,148	95,076	81,184
Total weighted average diluted shares outstanding	10,104,246	9,648,021	9,938,128	9,617,413
Diluted earnings per common share	$0.48	$0.39	$0.88	$0.64

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Stock options	—	5,070	—	7,222
Restricted stock awards	519	313	4	12,139
Restricted stock units	868	—	21,915	—

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Obligations of U.S. government agencies and corporations	$24,084	$158	$(46)	$24,196
Obligations of state and political subdivisions	33,624	404	(143)	33,885
Corporate bonds	18,752	145	(397)	18,500
Residential mortgage-backed securities	106,667	1,026	(167)	107,526
Commercial mortgage-backed securities	69,427	693	(242)	69,878
Total	$252,554	$2,426	$(995)	$253,985

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Obligations of U.S. government agencies and corporations	$7,946	$14	$(90)	$7,870
Obligations of state and political subdivisions	34,875	6	(895)	33,986
Corporate bonds	16,166	53	(710)	15,509
Residential mortgage-backed securities	136,768	336	(2,177)	134,927
Commercial mortgage-backed securities	57,749	108	(1,168)	56,689
Total	$253,504	$517	$(5,040)	$248,981

Proceeds from sales of investment securities AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Proceeds from sale	$62,171	$—	$62,564	$—
Gross gains	$573	$—	$575	$—
Gross losses	$346	$—	$346	$—

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Obligations of state and political subdivisions	$10,472	$2	$(2)	$10,472
Residential mortgage-backed securities	5,001	14	(7)	5,008
Total	$15,473	$16	$(9)	$15,480

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Obligations of state and political subdivisions	$10,699	$2	$(111)	$10,590
Residential mortgage-backed securities	5,367	—	(152)	5,215
Total	$16,066	$2	$(263)	$15,805

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of June 30, 2019 or December 31, 2018.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The aggregate fair values and aggregate unrealized losses on securities whose fair values are below book values are summarized in the tables below. Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. Due to the nature of the investment, current market prices, and the current interest rate environment, these unrealized losses are considered a temporary impairment of the securities.
The number of AFS securities, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019
Obligations of U.S. government agencies and corporations	8	$6,458	$(36)	$1,219	$(9)	$7,677	$(45)
Obligations of state and political subdivisions	22	9,576	(138)	721	(5)	10,297	(143)
Corporate bonds	23	1,958	(42)	8,785	(354)	10,743	(396)
Residential mortgage-backed securities	51	—	—	29,726	(167)	29,726	(167)
Commercial mortgage-backed securities	48	11,300	(151)	13,930	(92)	25,230	(243)
Total	152	$29,292	$(367)	$54,381	$(627)	$83,673	$(994)

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Obligations of U.S. government agencies and corporations	15	$469	$—	$5,304	$(90)	$5,773	$(90)
Obligations of state and political subdivisions	63	13,716	(330)	19,270	(565)	32,986	(895)
Corporate bonds	27	6,793	(225)	5,763	(485)	12,556	(710)
Residential mortgage-backed securities	193	24,868	(245)	79,517	(1,932)	104,385	(2,177)
Commercial mortgage-backed securities	94	5,156	(42)	39,560	(1,126)	44,716	(1,168)
Total	392	$51,002	$(842)	$149,414	$(4,198)	$200,416	$(5,040)

The number of HTM securities, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019
Obligations of state and political subdivisions	1	$5,350	$(2)	$—	$—	$5,350	$(2)
Residential mortgage-backed securities	4	—	—	2,219	(7)	2,219	(7)
Total	5	$5,350	$(2)	$2,219	$(7)	$7,569	$(9)

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Obligations of state and political subdivisions	1	$—	$—	$5,468	$(111)	$5,468	$(111)
Residential mortgage-backed securities	9	1,761	(35)	3,454	(117)	5,215	(152)
Total	10	$1,761	$(35)	$8,922	$(228)	$10,683	$(263)

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and the Company does not intend to sell the securities. Furthermore, it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2019 or December 31, 2018.
The amortized cost and approximate fair value of debt securities, by contractual maturity (including mortgage-backed securities), are shown below as of the dates presented (dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available For Sale		Securities Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
June 30, 2019
Due within one year	$2,467	$2,469	$755	$755
Due after one year through five years	12,693	12,794	3,405	3,406
Due after five years through ten years	57,363	57,236	6,312	6,310
Due after ten years	180,031	181,486	5,001	5,009
Total debt securities	$252,554	$253,985	$15,473	$15,480

	Securities Available For Sale		Securities Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2018
Due within one year	$3,734	$3,730	$755	$755
Due after one year through five years	10,681	10,600	3,405	3,406
Due after five years through ten years	44,255	43,460	960	961
Due after ten years	194,834	191,191	10,946	10,683
Total debt securities	$253,504	$248,981	$16,066	$15,805
At June 30, 2019, securities with a carrying value of $85.7 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $77.6 million in pledged securities at December 31, 2018.
NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES
The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	June 30, 2019	December 31, 2018
Construction and development	$167,232	$157,946
1-4 Family	305,512	287,137
Multifamily	56,081	50,501
Farmland	25,203	21,356
Commercial real estate	677,556	627,004
Total mortgage loans on real estate	1,231,584	1,143,944
Commercial and industrial	276,902	210,924
Consumer	34,822	45,957
Total loans	$1,543,308	$1,400,825
Unamortized premiums and discounts on loans, included in the total loans balances above, were $2.2 million and $1.4 million at June 30, 2019 and December 31, 2018, respectively.

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
The table below provides an analysis of the aging of loans as of the dates presented (dollars in thousands).

	June 30, 2019
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$166,349	$27	$450	$—	$406	$883	$—	$167,232
1-4 Family	302,408	566	559	—	1,507	2,632	472	305,512
Multifamily	56,081	—	—	—	—	—	—	56,081
Farmland	22,939	—	—	—	—	—	2,264	25,203
Commercial real estate	674,289	44	870	—	803	1,717	1,550	677,556
Total mortgage loans on real estate	1,222,066	637	1,879	—	2,716	5,232	4,286	1,231,584
Commercial and industrial	276,616	247	21	—	18	286	—	276,902
Consumer	33,734	278	71	—	697	1,046	42	34,822
Total loans	$1,532,416	$1,162	$1,971	$—	$3,431	$6,564	$4,328	$1,543,308

	December 31, 2018
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$157,202	$175	$—	$—	$556	$731	$13	$157,946
1-4 Family	284,205	1,101	41	—	1,300	2,442	490	287,137
Multifamily	50,392	109	—	—	—	109	—	50,501
Farmland	19,092	—	—	—	—	—	2,264	21,356
Commercial real estate	624,244	66	—	—	683	749	2,011	627,004
Total mortgage loans on real estate	1,135,135	1,451	41	—	2,539	4,031	4,778	1,143,944
Commercial and industrial	209,399	221	45	—	64	330	1,195	210,924
Consumer	44,493	375	51	—	994	1,420	44	45,957
Total loans	$1,389,027	$2,047	$137	$—	$3,597	$5,781	$6,017	$1,400,825

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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consumer - Consumer loans are offered by the Company in order to provide a full range of retail financial services to its customers and include auto loans, credit cards, and other consumer installment loans. Typically, the Company evaluates the borrower’s repayment ability through a review of credit scores and an evaluation of debt to income ratios. Repayment of consumer loans depends upon key consumer economic measures and upon the borrower’s financial stability, and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. A shortfall in the value of any collateral also may pose a risk of loss to the Company for these types of loans. Indirect auto loans comprised the largest component of our consumer loans, representing 62% of our total consumer loans at June 30, 2019. At June 30, 2019, the weighted average remaining term of the indirect auto loan portfolio was 2.4 years. We exited the indirect auto lending business at the end of 2015.
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
The table below presents the Company’s loan portfolio by category and credit quality indicator as of the dates presented (dollars in thousands).

	June 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$166,713	$—	$439	$80	$167,232
1-4 Family	303,700	—	1,740	72	305,512
Multifamily	56,081	—	—	—	56,081
Farmland	22,939	—	2,264	—	25,203
Commercial real estate	676,753	—	803	—	677,556
Total mortgage loans on real estate	1,226,186	—	5,246	152	1,231,584
Commercial and industrial	273,905	—	2,997	—	276,902
Consumer	34,544	221	57	—	34,822
Total loans	$1,534,635	$221	$8,300	$152	$1,543,308

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

The Company had no loans that were classified as loss at June 30, 2019 or December 31, 2018.
Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $114.9 million and $135.4 million as of June 30, 2019 and December 31, 2018, respectively. The unpaid principal balance of these loans was approximately $203.6 million and $187.6 million as of June 30, 2019 and December 31, 2018, respectively.
In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as companies in which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $89.3 million and $93.0 million as of June 30, 2019 and December 31, 2018, respectively.
The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	June 30, 2019	December 31, 2018
Balance, beginning of period	$93,021	$31,153
New loans	3,981	79,639
Repayments and changes in relationship	(7,745)	(17,771)
Balance, end of period	$89,257	$93,021

Loans Acquired with Deteriorated Credit Quality
The Company accounts for certain loans acquired as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments. The acquired impaired loans had no accretable yield recorded for the three and six months ended June 30, 2019 and 2018.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Allowance for Loan Losses
The table below shows a summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018 (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$9,642	$8,130	$9,454	$7,891
Provision for loan losses	369	567	634	1,192
Loans charged off	(120)	(291)	(224)	(737)
Recoveries	33	45	60	105
Balance, end of period	$9,924	$8,451	$9,924	$8,451
The following tables outline the activity in the allowance for loan losses by collateral type for the three and six months ended June 30, 2019 and 2018, and show both the allowances and portfolio balances for loans individually and collectively evaluated for impairment as of June 30, 2019 and 2018 (dollars in thousands).

	Three months ended June 30, 2019
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,094	$101	$1,511	$380	$4,226	$1,673	$657	$9,642
Provision	34	(4)	(77)	(9)	53	424	(52)	369
Charge-offs	(51)	—	—	—	—	—	(69)	(120)
Recoveries	15	—	5	—	—	1	12	33
Ending balance	$1,092	$97	$1,439	$371	$4,279	$2,098	$548	$9,924

	Three months ended June 30, 2018
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$974	$63	$1,283	$359	$3,608	$935	$908	$8,130
Provision	58	3	81	(40)	209	246	10	567
Charge-offs	(16)	—	(28)	—	—	(141)	(106)	(291)
Recoveries	2	—	3	—	—	8	32	45
Ending balance	$1,018	$66	$1,339	$319	$3,817	$1,048	$844	$8,451

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended June 30, 2019
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,038	$81	$1,465	$331	$4,182	$1,641	$716	$9,454
Provision	89	16	(33)	40	97	445	(20)	634
Charge-offs	(51)	—	—	—	—	—	(173)	(224)
Recoveries	16	—	7	—	—	12	25	60
Ending balance	$1,092	$97	$1,439	$371	$4,279	$2,098	$548	$9,924
Ending allowance balance for loans individually evaluated for impairment	$66	$—	$—	$—	$—	$—	$185	$251
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	$1,026	$97	$1,439	$371	$4,279	$2,098	$363	$9,673
Loans receivable:
Balance of loans individually evaluated for impairment	$346	$—	$1,312	$—	$878	$6	$658	$3,200
Balance of loans acquired with deteriorated credit quality	—	2,264	472	—	1,550	—	42	4,328
Balance of loans collectively evaluated for impairment	166,886	22,939	303,728	56,081	675,128	276,896	34,122	1,535,780
Total period-end balance	$167,232	$25,203	$305,512	$56,081	$677,556	$276,902	$34,822	$1,543,308

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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$266	$285	$—
1-4 Family	1,312	1,315	—
Commercial real estate	878	908	—
Total mortgage loans on real estate	2,456	2,508	—
Commercial and industrial	6	7	—
Consumer	164	199	—
Total	2,626	2,714	—

With related allowance recorded:
Construction and development	80	136	66
Total mortgage loans on real estate	80	136	66
Consumer	494	538	185
Total	574	674	251

Total loans:
Construction and development	346	421	66
1-4 Family	1,312	1,315	—
Commercial real estate	878	908	—
Total mortgage loans on real estate	2,536	2,644	66
Commercial and industrial	6	7	—
Consumer	658	737	185
Total	$3,200	$3,388	$251

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

	Three months ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$265	$3	$182	$2
1-4 Family	1,281	7	1,209	10
Multifamily	36	—	—	—
Commercial real estate	1,198	2	869	8
Total mortgage loans on real estate	2,780	12	2,260	20
Commercial and industrial	7	—	215	—
Consumer	188	—	241	—
Total	2,975	12	2,716	20

With related allowance recorded:
Construction and development	114	—	—	—
Total mortgage loans on real estate	114	—	—	—
Commercial and industrial	—	—	—	—
Consumer	479	—	785	—
Total	593	—	785	—

Total loans:
Construction and development	379	3	182	2
1-4 Family	1,281	7	1,209	10
Multifamily	36	—	—	—
Commercial real estate	1,198	2	869	8
Total mortgage loans on real estate	2,894	12	2,260	20
Commercial and industrial	7	—	215	—
Consumer	667	—	1,026	—
Total	$3,568	$12	$3,501	$20

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended June 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$264	$8	$171	$4
1-4 Family	1,257	17	1,210	21
Multifamily	72	—	—	—
Commercial real estate	1,079	4	1,029	16
Total mortgage loans on real estate	2,672	29	2,410	41
Commercial and industrial	14	—	480	—
Consumer	258	—	296	—
Total	2,944	29	3,186	41

With related allowance recorded:
Construction and development	124	—	—	—
Total mortgage loans on real estate	124	—	—	—
Commercial and industrial	—	—	—	—
Consumer	489	—	785	—
Total	613	—	785	—

Total loans:
Construction and development	388	8	171	4
Multifamily	72	—	—	—
1-4 Family	1,257	17	1,210	21
Commercial real estate	1,079	4	1,029	16
Total mortgage loans on real estate	2,796	29	2,410	41
Commercial and industrial	14	—	480	—
Consumer	747	—	1,081	—
Total	3,557	29	3,971	41
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
Loans classified as TDRs, consisting of 19 credits, totaled $1.6 million at June 30, 2019, compared to 24 credits totaling $2.2 million at December 31, 2018. At June 30, 2019, 11 of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, seven of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to forgiveness of interest due on the loan. As of June 30, 2019, two of the TDRs, consisting of one $0.3 million construction and development loan and one $0.2 million 1-4 family loan, were in default of their modified terms and are included in nonaccrual loans. At December 31, 2018, three of the TDRs, consisting of one $0.5 million commercial real estate loan, one $0.3 million construction and development loan, and one $0.2 million 1-4 family loan, were in default of their modified terms and are included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2019 and December 31, 2018, there were no available balances on loans classified as TDRs that the Company was committed to lend.
There were no loans modified under TDRs during the three and six month periods ended June 30, 2019 and there were two loans, one commercial and industrial loan and one 1-4 family loan, modified under TDRs during the three and six month periods ended June 30, 2018. There were two loans modified under TDRs during the previous twelve month period that subsequently defaulted during the six months ended June 30, 2018. No TDRs defaulted on their modified terms during the three and six months ended June 30, 2019.
NOTE 6. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)
Activity within the balances in accumulated other comprehensive income (loss) is shown in the tables below (dollars in thousands).

	Three months ended June 30,
	2019			2018
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized (loss) gain, available for sale, net	$565	$2,672	$3,237	$(1,860)	$(734)	$(2,594)
Reclassification of realized gain, net	(1,927)	(179)	(2,106)	(1,914)	(17)	(1,931)
Unrealized loss, transfer from available for sale to held to maturity, net	5	—	5	7	(1)	6
Change in fair value of interest rate swap designated as a cash flow hedge, net	324	(247)	77	672	72	744
Accumulated other comprehensive (loss) income	$(1,033)	$2,246	$1,213	$(3,095)	$(680)	$(3,775)

	Six months ended June 30,
	2019			2018
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain (loss), available for sale, net	$(1,647)	$4,884	$3,237	$(71)	$(2,523)	$(2,594)
Reclassification of realized gain, net	(1,925)	(181)	(2,106)	(1,914)	(17)	(1,931)
Unrealized loss, transfer from available for sale to held to maturity, net	5	—	5	7	(1)	6
Change in fair value of interest rate swap designated as a cash flow hedge, net	491	(414)	77	407	337	744
Accumulated other comprehensive (loss) income	$(3,076)	$4,289	$1,213	$(1,571)	$(2,204)	$(3,775)

NOTE 7. STOCK-BASED COMPENSATION
Equity Incentive Plan. The Company’s 2017 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity grants and awards, such as restricted stock, restricted stock units, stock options and stock appreciation rights, to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. The Plan has reserved 600,000 shares of common stock for grant, award or issuance to eligible participants, including shares underlying granted options. As of June 30, 2019, 399,041 shares were available for future grants under the Plan. Shares covered by awards that expire or terminate will again be available for the grant of awards under the Plan.
Stock Options
The Company uses a Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes option pricing model incorporates various highly subjective assumptions, including expected term and expected volatility. The assumptions presented below were used for the options granted during the six months ended June 30, 2019.

Expected dividends	0.82%
Expected volatility	27.26%
Risk-free interest rate	2.63%
Expected term (in years)	6.5
Weighted-average grant date fair value	$7.30

Stock option expense in the accompanying consolidated statements of income for the three and six months ended June 30, 2019 was $86,000 and 146,000, respectively, and $66,000 and $127,000 for the three and six months ended June 30, 2018, respectively. At June 30, 2019, there was $0.7 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 3.17 years.
The table below summarizes stock option activity for the periods presented.

	Six months ended June 30,
	2019		2018
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	340,646	$15.98	322,917	$15.09
Granted	36,984	24.40	31,788	24.30
Forfeited	—	—	—	—
Exercised	1,916	14.60	(8,501)	14.10
Outstanding at end of period	379,546	$16.82	346,204	$15.96
Exercisable at end of period	196,111	$15.27	135,831	$14.86

At June 30, 2019, the shares underlying outstanding stock options and exercisable stock options had aggregate intrinsic values of $2.7 million and $1.7 million, respectively.
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
Stock compensation expense related to time vested restricted stock and restricted stock units in the accompanying consolidated statements of income was $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively. At June 30, 2019, there was $3.3 million of unrecognized compensation cost related to time vested restricted stock and restricted stock units that is expected to be recognized over a weighted average period of 3.62 years.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The restricted stock and restricted stock unit activity is shown below for the periods presented.

	Six months ended June 30,
	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of period	135,848	$20.47	112,688	$17.28
Granted	76,809	24.45	60,260	24.35
Forfeited	(5,828)	23.70	(1,583)	20.10
Earned and issued	(39,861)	19.84	(28,187)	17.24
Balance at end of period	166,968	$22.33	143,178	$20.24

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS
The Company currently holds interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 1.1 years. The total notional amount of the derivative contracts is $50.0 million. These derivative contracts are currently between the Company and a single counterparty. To mitigate credit risk, securities are pledged to the Company by the counterparty in an amount greater than or equal to the gain position of the derivative contracts.
For the three and six months ended June 30, 2019, losses of $0.2 million and $0.4 million, respectively, have been recognized in “Other comprehensive income (loss)” in the accompanying consolidated statements of comprehensive income for the change in fair value of the interest rate swaps compared to gains of $72,000 and $0.3 million recognized for the three and six months ended June 30, 2018, respectively. The swap contracts had a fair value of $0.1 million at June 30, 2019 and have been recorded in “Other assets” in the accompanying consolidated balance sheet. The accumulated gain of $77,000 included in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheet would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contracts.
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
If quoted market prices are not available, the Company estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy if observable inputs are available, include obligations of U.S. government agencies and corporations, obligations of state and political subdivisions, corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities, and other equity securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Company classifies those securities in level 3. At June 30, 2019 and 2018, the majority of our level 3 investments was obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using an option-adjusted discounted cash flow model which is based on readily traded comparable municipal credits and current spreads to the yield curves, adjusted for illiquidity of the local municipal market and sinking funds, if applicable.
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

	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Assets:
Obligations of U.S. government agencies and corporations	$24,196	$—	$24,196	$—
Obligations of state and political subdivisions	33,885	—	14,594	19,291
Corporate bonds	18,500	—	17,178	1,322
Residential mortgage-backed securities	107,526	—	107,526	—
Commercial mortgage-backed securities	69,878	—	69,878	—
Equity securities	1,929	1,929	—	—
Derivative financial instruments	98	—	98	—
Total assets	$256,012	$1,929	$233,470	$20,613

December 31, 2018
Assets:
Obligations of U.S. government agencies and corporations	$7,870	$—	$7,870	$—
Obligations of state and political subdivisions	33,986	—	15,178	18,808
Corporate bonds	15,509	—	14,174	1,335
Residential mortgage-backed securities	134,927	—	134,927	—
Commercial mortgage-backed securities	56,689	—	56,689	—
Equity securities	1,699	1,699	—	—
Derivative financial instruments	622	—	622	—
Total assets	$251,302	$1,699	$229,460	$20,143
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the six months ended June 30, 2019 and June 30, 2018 (dollars in thousands).

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2018	$18,808	$1,335	$20,143
Realized gains (losses) included in earnings	—	—	—
Unrealized gains (losses) included in other comprehensive income	506	(13)	493
Purchases	—	—	—
Sales	—	—	—
Maturities, prepayments, and calls	(23)		(23)
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at June 30, 2019	$19,291	$1,322	$20,613

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2017	$19,543	$1,325	$20,868
Realized gains (losses) included in earnings	—	—	—
Unrealized (losses) gains included in other comprehensive income	(375)	16	(359)
Purchases	—	—	—
Sales	—	—	—
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at June 30, 2018	$19,168	$1,341	$20,509
There were no liabilities measured at fair value on a recurring basis using level 3 inputs at June 30, 2019 and December 31, 2018. For the three and six months ended June 30, 2019 and 2018, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at June 30, 2019 or December 31, 2018 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
June 30, 2019
Impaired loans	$76	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	40%
December 31, 2018
Impaired loans	$383	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	15%
Other real estate owned	3,270	Underlying collateral value, Third party appraisals	Collateral discounts and discount rates	15%	15%
The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$63,919	$63,919	$63,919	$—	$—
Federal funds sold	—	—	—	—	—
Investment securities	269,458	269,465	—	238,380	31,085
Equity securities	14,537	14,537	1,929	12,608	—
Loans, net of allowance	1,533,384	1,536,871	—	—	1,536,871
Derivative financial instruments	98	98	—	98	—

Financial liabilities:
Deposits, noninterest-bearing	$289,481	$289,481	$—	$289,481	$—
Deposits, interest-bearing	1,262,736	1,268,654	—	—	1,268,654
FHLB short-term advances and repurchase agreements	140,376	140,376	—	140,376	—
FHLB long-term advances	58,100	58,022	—	—	58,022
Junior subordinated debt	5,871	7,710	—	—	7,710
Subordinated debt	18,600	23,727	—	23,727	—

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$17,134	$17,134	$17,134	$—	$—
Federal funds sold	6	6	6	—	—
Investment securities	265,047	264,786	—	234,053	30,733
Equity securities	13,562	13,562	1,699	11,863	—
Loans, net of allowance	1,391,371	1,374,292	—	—	1,374,292
Derivative financial instruments	622	622	—	622	—

Financial liabilities:
Deposits, noninterest-bearing	$217,457	$217,457	$—	$217,457	$—
Deposits, interest-bearing	1,144,274	1,095,639	—	—	1,095,639
FHLB short-term advances and repurchase agreements	205,399	205,399	—	205,399	—
FHLB long-term advances	3,090	2,712	—	—	2,712
Junior subordinated debt	5,845	7,420	—	—	7,420
Subordinated debt	18,600	19,187	—	19,187	—

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. INCOME TAXES
The expense for income taxes and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Income tax expense	$1,216	$966	$2,168	$2,307
Effective tax rate	19.8%	20.2%	19.7%	27.0%
For the three and six months ended June 30, 2019, the effective tax rate differs from the statutory tax rate of 21%, effective January 1, 2018, due to tax exempt interest income earned on certain investment securities. The Company’s income tax expense for the six months ended June 30, 2018 includes a $0.6 million charge directly related to the revaluation of its deferred tax assets and liabilities as a result of the Tax Act, which is the primary reason the effective tax rate differs from the statutory rate of 21%.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments
The Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $143,000 and $66,000 at June 30, 2019 and December 31, 2018, respectively.
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
The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	June 30, 2019	December 31, 2018
Commitments to extend credit
Loan commitments	$306,697	$263,002
Standby letters of credit	14,082	11,114
Additionally, at June 30, 2019, the Company had unfunded commitments of $38,000 for its investment in Small Business Investment Company qualified funds.

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
Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately, as the non-lease component amounts are readily determinable. No operating lease expense was recorded in the three and six months ended June 30, 2018 as the Company had no operating leases until December 31, 2018.
Quantitative information regarding the Company’s operating leases is presented below as of and for six months ended June 30, 2019 (dollars in thousands).

Total operating lease cost	$127.0
Weighted-average remaining lease term (in years)	11.1
Weighted-average discount rate	3.5%
As of June 30, 2019, the Company’s lease ROU assets and related lease liabilities were $2.4 million and $2.5 million, respectively, and have remaining terms ranging from 5 to 12 years, including extension options if the Company is reasonably certain they will be exercised.
Future minimum lease payments due under non-cancelable operating leases at June 30, 2019 are presented below (dollars in thousands).

2019	$143
2020	289
2021	294
2022	298
2023	297
Thereafter	1,672
Total	$2,993
At June 30, 2019, the Company had not entered into any material leases that have not yet commenced.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. SUBSEQUENT EVENTS
On July 30, 2019, the Company and the Bank entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) to acquire Bank of York in York, Alabama (“Bank of York”). The Merger Agreement provides for the merger of Bank of York with and into the Bank, with the Bank as the entity surviving the merger. Following the merger, the Bank will continue as a wholly-owned subsidiary of the Company.
Under the terms of the Merger Agreement, all of the issued and outstanding shares of Bank of York common stock will be converted into and represent the right to receive aggregate merger consideration of $15.0 million. Bank of York will also be permitted under the Merger Agreement to make regular and special pre-closing cash distributions to its shareholders in an aggregate amount of approximately $1.0 million.
At June 30, 2019, Bank of York had approximately $99.5 million in assets, $46.0 million in net loans, $82.3 million in deposits and $11.2 million in stockholders’ equity. Bank of York offers a full range of banking products and services to the residents of Sumter and Tuscaloosa Counties through its two branch locations in York and Livingston, Alabama and a loan production office in Tuscaloosa, Alabama.

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

•	our ability to successfully enter new markets and capitalize on growth opportunities, including receipt of required regulatory approvals;

•	changes (or the lack of changes) in interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing;

•
possible cessation or market replacement of LIBOR and the related effect on our LIBOR-based financial products and contracts, including, but not limited to, hedging products, debt obligations, investments, and loans;

•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;

•	our dependence on our management team, and our ability to attract and retain qualified personnel;

•	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers;

•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;

•	the concentration of our business within our geographic areas of operation in Louisiana and Texas, and, upon completion of our acquisition of Bank of York, Alabama; and

•	concentration of credit exposure.
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

Overview
This section presents management’s perspective on the consolidated financial condition and results of operations of the Company and its wholly-owned subsidiary, Investar Bank, National Association (the “Bank”). The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included herein, and the audited consolidated financial statements for the year ended December 31, 2018, including the notes thereto, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K that the Company filed with the SEC on March 15, 2019.
Through our wholly-owned subsidiary, Investar Bank, National Association, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses in our primary areas of operation in southeast Louisiana including Baton Rouge, New Orleans, Lafayette, and their surrounding metropolitan areas, and in southeast Texas, including Houston and its surrounding metropolitan areas. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. Our strategy includes organic growth through high quality loans and growth through acquisitions. We currently operate 21 full service branches in Louisiana and 3 full service branches in Texas. We completed acquisitions in 2011, 2013, 2017 and 2019 and regularly review acquisition opportunities. On July 30, 2019, we announced that we had entered into a definitive agreement to acquire Bank of York, with two branches in York and Livingston, Alabama and a loan production office in Tuscaloosa, Alabama. For additional information, see Note 13.
On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter and its name changed to Investar Bank, National Association.
Our principal business is lending to and accepting deposits from individuals and small to medium-sized businesses in our areas of operation. We generate our income principally from interest on loans and, to a lesser extent, our securities investments, as well as from fees charged in connection with our various loan and deposit services and gains on the sale securities. Our principal expenses are interest expense on interest-bearing customer deposits and borrowings, salaries, employee benefits, occupancy costs, data processing and other operating expenses and, depending on our level of acquisition activity in a period, may also include acquisition expense. We measure our performance through our net interest margin, return on average assets, and return on average equity, among other metrics, while seeking to maintain appropriate regulatory leverage and risk-based capital ratios.
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

Acquisitions. On March 1, 2019, the Company completed the acquisition of Mainland Bank (“Mainland”), a Texas state bank located in Texas City, Texas. The Company acquired 100% of Mainland’s outstanding common shares for approximately $18.6 million in the form of 763,849 shares of the Company’s common stock. The acquisition of Mainland expanded the Company’s branch footprint into Texas and increased the core deposit base. On the date of acquisition, Mainland had total assets with a fair value of approximately $128.4 million, $82.4 million in loans, and $107.6 million in deposits, and served the residents of Harris and Galveston counties through its three branch locations. The Company recorded a core deposit intangible and goodwill of $2.4 million and $4.6 million, respectively, related to the acquisition of Mainland.
Discussion and Analysis of Financial Condition
For the six months ended June 30, 2019, net income was $8.9 million, or $0.89 and $0.88 per basic and diluted common share, respectively, compared to net income of $6.2 million, or $0.64 per basic and diluted common share, for the six months ended June 30, 2018. For the six months ended June 30, 2019, our net interest margin was 3.56%, return on average assets was 0.94%, and return on average equity was 9.06%. From December 31, 2018 to June 30, 2019, total loans increased $142.5 million, or 10.2%, and total deposits increased $190.5 million, or 14.0%. At June 30, 2019, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations.
Loans
General. Loans constitute our most significant asset, comprising 77.3% and 78.4% of our total assets at June 30, 2019 and December 31, 2018, respectively. Total loans increased $142.5 million, or 10.2%, to $1.54 billion at June 30, 2019 compared to $1.40 billion at December 31, 2018 primarily due to the acquisition of Mainland on March 1, 2019. Excluding acquired loans with a total balance of $77.5 million, total loans at June 30, 2019 increased $64.9 million, or 4.6%, compared to December 31, 2018.
The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands).

	June 30, 2019		December 31, 2018
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Construction and development	$167,232	10.9%	$157,946	11.3%
1-4 Family	305,512	19.8	287,137	20.5
Multifamily	56,081	3.6	50,501	3.6
Farmland	25,203	1.6	21,356	1.5
Commercial real estate
Owner-occupied	339,130	22.0	298,222	21.3
Nonowner-occupied	338,426	21.9	328,782	23.5
Total mortgage loans on real estate	1,231,584	79.8	1,143,944	81.7
Commercial and industrial	276,902	17.9	210,924	15.0
Consumer	34,822	2.3	45,957	3.3
Total loans	$1,543,308	100.0%	$1,400,825	100.0%
At June 30, 2019, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $616.0 million, an increase of $106.9 million, or 21.0%, compared to $509.1 million at December 31, 2018. The increase in the business lending portfolio is primarily attributable to the increased production of our Commercial and Industrial Division. The commercial real estate and commercial and industrial loans acquired from Mainland totaled $49.6 million at June 30, 2019.
Consumer loans totaled $34.8 million at June 30, 2019, a decrease of $11.2 million, or 24.2%, compared to $46.0 million at December 31, 2018. The decrease in consumer loans is attributable to the scheduled paydowns of the consumer loans, most of which relate to our former indirect auto loan business.

The following table sets forth loans outstanding at June 30, 2019, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$127,578	$24,787	$10,786	$3,895	$186	$167,232
1-4 Family	46,969	86,124	46,668	26,548	99,203	305,512
Multifamily	940	27,709	25,980	—	1,452	56,081
Farmland	5,601	11,444	7,394	650	114	25,203
Commercial real estate
Owner-occupied	38,873	145,050	86,460	56,445	12,302	339,130
Nonowner-occupied	27,146	151,833	133,056	26,391	—	338,426
Total mortgage loans on real estate	247,107	446,947	310,344	113,929	113,257	1,231,584
Commercial and industrial	145,175	84,977	32,189	6,168	8,393	276,902
Consumer	4,330	26,934	3,368	185	5	34,822
Total loans	$396,612	$558,858	$345,901	$120,282	$121,655	$1,543,308
Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2019 and December 31, 2018, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.
Investment Securities
We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 13.5% of our total assets and totaled $269.5 million at June 30, 2019, an increase of $4.4 million, or 1.7%, from $265.0 million at December 31, 2018. The increase in investment securities at June 30, 2019 compared to December 31, 2018 primarily resulted from purchases of obligations of U.S. government agencies and corporations and commercial mortgage-backed securities offset by the sales of residential mortgage-backed securities as we sought to better position the balance sheet for potential reductions in short term interest rates. On July 31, 2019, the Federal Reserve lowered the target range for the federal funds rate by 25 basis points to 2.00 to 2.25%.
The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	June 30, 2019		December 31, 2018
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of U.S. government agencies and corporations	$24,196	9.0%	$7,870	3.0%
Obligations of state and political subdivisions	44,357	16.5	44,685	16.9
Corporate bonds	18,500	6.9	15,509	5.8
Residential mortgage-backed securities	112,527	41.7	140,294	52.9
Commercial mortgage-backed securities	69,878	25.9	56,689	21.4
Total	$269,458	100.0%	$265,047	100.0%
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

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at June 30, 2019 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$755	5.88%	$3,405	5.88%	$6,312	3.94%	$—	—%
Residential mortgage-backed securities	—	—	—	—	—	—	5,001	2.83
Available for sale:
Obligations of U.S. government agencies and corporations	—	—	2,465	2.03	13,807	3.56	7,812	3.60
Obligations of state and political subdivisions	2,467	1.85	4,887	2.36	13,856	2.63	12,414	4.18
Corporate bonds	—	—	3,288	3.47	15,464	3.94	—	—
Residential mortgage-backed securities	—	—	344	3.16	336	2.91	105,987	2.49
Commercial mortgage-backed securities	—	—	1,709	2.59	13,900	2.73	53,818	2.95
	$3,222		$16,098		$63,675		$185,032
The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.
Deposits
The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at June 30, 2019 and December 31, 2018 (dollars in thousands).

	June 30, 2019		December 31, 2018
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$289,481	18.6%	$217,457	16.0%
NOW accounts	332,754	21.5	295,212	21.7
Money market deposit accounts	177,209	11.4	179,340	13.2
Savings accounts	111,222	7.2	104,146	7.6
Time deposits	641,551	41.3	565,576	41.5
Total deposits	$1,552,217	100.0%	$1,361,731	100.0%
Total deposits were $1.6 billion at June 30, 2019, an increase of $190.5 million, or 14.0%, compared to December 31, 2018. Deposits acquired from Mainland totaled $107.6 million at March 1, 2019.
The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at June 30, 2019 and December 31, 2018 (dollars in thousands).

	June 30, 2019		December 31, 2018
	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Time remaining until maturity:
Three months or less	$69,782	$905	$76,435	$1,488
Over three months through six months	66,778	1,164	72,177	220
Over six months through twelve months	140,029	2,905	100,215	1,840
Over one year through three years	125,094	3,443	67,820	4,704
Over three years	15,103	2,036	9,737	1,835
	$416,786	$10,453	$326,384	$10,087

Borrowings
Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bank (“FNBB”) and The Independent Bankers Bank (“TIB”), junior subordinated debentures assumed through acquisitions, and subordinated debt issued in 2017.
Securities sold under agreements to repurchase decreased $0.1 million to $1.9 million at June 30, 2019 from $2.0 million at December 31, 2018. Our advances from the FHLB were $196.6 million at June 30, 2019, a decrease of $9.9 million, or 4.8%, from FHLB advances of $206.5 million at December 31, 2018. We had no outstanding balances drawn on unsecured lines of credit at June 30, 2019 or December 31, 2018. The carrying value of the subordinated debt was $18.2 million at June 30, 2019 and December 31, 2018. The $5.9 million and $5.8 million in junior subordinated debt at June 30, 2019 and December 31, 2018, respectively, represent the junior subordinated debentures that we assumed through acquisition.
The average balances and cost of funds of short-term borrowings for the six months ended June 30, 2019 and 2018 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Federal funds purchased and other short-term borrowings	$128,675	$121,444	2.19%	1.67%
Securities sold under agreements to repurchase	2,846	20,668	2.01	0.79
Total short-term borrowings	$131,521	$142,112	2.17%	1.54%
The main source of our short-term borrowings are advances from the FHLB. The rate charged for these advances is directly tied to the Federal Reserve Bank’s federal funds rate. The Federal Reserve increased the target range for the federal funds rate by a total of 75 basis points during 2017 and 100 basis points during 2018. On July 31, 2019, the Federal Reserve decreased the target range by 25 basis points to 2.00 to 2.25% in light of the implications of global developments for the economic outlook as well as muted inflation pressure.
Results of Operations
Performance Summary
Three months ended June 30, 2019 vs. three months ended June 30, 2018. For the three months ended June 30, 2019, net income was $4.9 million, or $0.49 per basic common share and $0.48 per diluted common share, compared to net income of $3.8 million, or $0.39 per basic common share and diluted common share, for the three months ended June 30, 2018. Return on average assets increased to 1.01% for the three months ended June 30, 2019 compared to 0.93% for the three months ended June 30, 2018. Return on average equity was 9.70% for the three months ended June 30, 2019 compared to 8.72% for the three months ended June 30, 2018.
Six months ended June 30, 2019 vs. six months ended June 30, 2018. For the six months ended June 30, 2019, net income was $8.9 million, or $0.89 per basic common share and $0.88 per diluted common share, compared to net income of $6.2 million, or $0.64 per basic common share and diluted common share, for the six months ended June 30, 2018. Return on average assets increased to 0.94% for the six months ended June 30, 2019 compared to 0.76% for the six months ended June 30, 2018. Return on average equity was 9.06% for the six months ended June 30, 2019 compared to 7.18% for the six months ended June 30, 2018.
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

Three months ended June 30, 2019 vs. three months ended June 30, 2018. Net interest income increased 14.0% to $16.3 million for the three months ended June 30, 2019 compared to $14.3 million for the same period in 2018. This increase is due primarily to the $253.1 million and $11.5 million increases in average loans and average investment securities, respectively, compared to the same period in 2018, resulting in a $4.4 million increase in interest income, discussed in more detail below. Average interest-bearing deposits increased approximately $235.3 million and average short- and long-term borrowings decreased $27.4 million for the three months ended June 30, 2019 compared to the same period in 2018, resulting in a $2.4 million increase in interest expense, also discussed in more detail below. The increases in both average interest-earning assets and interest-bearing liabilities are results of both organic growth of the Company and the acquisition of Mainland on March 1, 2019.
Interest income was $22.4 million for the three months ended June 30, 2019 compared to $18.0 million for the same period in 2018. Loan interest income made up substantially all of our interest income for the three months ended June 30, 2019 and 2018. An increase in interest income of $3.3 million can be attributed to an increase in the volume of interest-earning assets and an increase of $1.1 million can be attributed to an increase in the yield earned on those assets. The overall yield on interest-earning assets was 4.93% and 4.65% for the three months ended June 30, 2019 and 2018, respectively. The loan portfolio yielded 5.33% for the three months ended June 30, 2019 compared to 5.12% for the three months ended June 30, 2018, while the yield on the investment portfolio was 2.86% for the three months ended June 30, 2019 compared to 2.55% for the three months ended June 30, 2018.
Interest expense was $6.1 million for the three months ended June 30, 2019, an increase of $2.4 million compared to interest expense of $3.7 million for the three months ended June 30, 2018, as a result of an increase of $0.4 million attributed to the increase in volume and $1.9 million attributed to the increase in the cost of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $207.9 million for the three months ended June 30, 2019 compared to the same period in 2018 mainly as a result of a $235.3 million increase in interest-bearing deposits, as average short- and long-term borrowings decreased $27.4 million. The cost of deposits increased 55 basis points to 1.52% for the three months ended June 30, 2019 compared to 0.97% for the three months ended June 30, 2018 as a result of the increase in the rates offered for our interest-bearing demand accounts and time deposits. The cost of interest-bearing liabilities increased 48 basis points to 1.67% for the three months ended June 30, 2019 compared to 1.19% for the same period in 2018, due to the increase in the cost of deposits, as well as the increased cost of short-term borrowings, or 51 basis points, which is primarily driven by the Federal Reserve Bank’s federal funds rate.
Net interest margin was 3.59% for the three months ended June 30, 2019, a decrease of 11 basis points from 3.70% for the three months ended June 30, 2018. The decrease in net interest margin was primarily driven by an increase in the cost of funds required to fund the increase in assets.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended June 30, 2019 and 2018. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense (1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,523,004	$20,233	5.33%	$1,269,894	$16,223	5.12%
Securities:
Taxable	238,150	1,726	2.94	224,263	1,441	2.58
Tax-exempt	31,554	197	2.51	33,936	203	2.40
Interest-earning balances with banks	30,488	232	3.05	25,720	142	2.20
Total interest-earning assets	1,823,196	22,388	4.93	1,553,813	18,009	4.65
Cash and due from banks	23,154			16,690
Intangible assets	26,501			20,064
Other assets	88,486			73,312
Allowance for loan losses	(9,778)			(8,170)
Total assets	$1,951,559			$1,655,709
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$504,541	$1,333	1.06%	$372,824	$641	0.69%
Savings deposits	113,179	126	0.45	121,174	138	0.46
Time deposits	618,604	3,225	2.09	507,039	1,647	1.30
Total interest-bearing deposits	1,236,324	4,684	1.52	1,001,037	2,426	0.97
Short-term borrowings	127,196	685	2.16	140,595	579	1.65
Long-term debt	92,103	688	2.99	106,063	684	2.59
Total interest-bearing liabilities	1,455,623	6,057	1.67	1,247,695	3,689	1.19
Noninterest-bearing deposits	277,822			222,404
Other liabilities	14,203			9,809
Stockholders’ equity	203,911			175,801
Total liabilities and stockholders’ equity	$1,951,559			$1,655,709
Net interest income/net interest margin		$16,331	3.59%		$14,320	3.70%

(1)
Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the three months ended June 30, 2019 compared to the same period in 2018 (dollars in thousands).

	Three months ended June 30, 2019 vs. three months ended June 30, 2018
	Volume	Rate	Net(1)
Interest income:
Loans	$3,234	$776	$4,010
Securities:
Taxable	89	196	285
Tax-exempt	(14)	8	(6)
Interest-earning balances with banks	26	64	90
Total interest-earning assets	3,335	1,044	4,379
Interest expense:
Interest-bearing demand deposits	226	466	692
Savings deposits	(9)	(3)	(12)
Time deposits	363	1,215	1,578
Short-term borrowings	(55)	161	106
Long-term debt	(90)	94	4
Total interest-bearing liabilities	435	1,933	2,368
Change in net interest income	$2,900	$(889)	$2,011

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Six months ended June 30, 2019 vs. six months ended June 30, 2018. Net interest income increased 11.7% to $31.5 million for the six months ended June 30, 2019 compared to $28.2 million for the same period in 2018. This increase is due primarily to the $214.6 million and $22.7 million increases in average loans and average investment securities, respectively, compared to the same period in 2018, resulting in a $7.9 million increase in interest income, discussed in more detail below. Average interest-bearing deposits increased approximately $208.3 million and average short- and long-term borrowings decreased $11.9 million for the six months ended June 30, 2019 compared to the same period in 2018, resulting in a $3.3 million increase in interest expense, also discussed in more detail below. The increases in both average interest-earning assets and interest-bearing liabilities are results of both organic growth of the Company and the acquisition of Mainland on March 1, 2019.
Interest income was $43.1 million for the six months ended June 30, 2019 compared to $35.2 million for the same period in 2018. Loan interest income made up substantially all of our interest income for the six months ended June 30, 2019 and 2018. An increase in interest income of $5.7 million can be attributed to an increase in the volume of interest-earning assets and an increase of $2.1 million can be attributed to an increase in the yield earned on those assets. The overall yield on interest-earning assets was 4.87% and 4.61% for the six months ended June 30, 2019 and 2018, respectively. The loan portfolio yielded 5.28% for the six months ended June 30, 2019 compared to 5.08% for the six months ended June 30, 2018, while the yield on the investment portfolio was 2.85% for the six months ended June 30, 2019 compared to 2.50% for the six months ended June 30, 2018.
Interest expense was $11.6 million for the six months ended June 30, 2019, an increase of $4.5 million compared to interest expense of $7.0 million for the six months ended June 30, 2018, as a result of an increase of $0.8 million attributed to the increase in volume and $3.7 million attributed to the increase in the cost of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $196.4 million for the six months ended June 30, 2019 compared to the same period in 2018 mainly as a result of a $208.3 million increase in interest-bearing deposits, as average short- and long-term borrowings decreased $11.9 million. The cost of deposits increased 52 basis points to 1.46% for the six months ended June 30, 2019 compared to 0.94% for the six months ended June 30, 2018 as a result of the increase in the rates offered for our interest-bearing demand accounts and time deposits. The cost of interest-bearing liabilities increased 49 basis points to 1.63% for the six months ended June 30, 2019 compared to 1.14% for the same period in 2018, due to the increase in the cost of deposits, as well as the increased cost of short-term borrowings, or 63 basis points, which is primarily driven by the Federal Reserve Bank’s federal funds rate.

Net interest margin was 3.56% for the six months ended June 30, 2019, a decrease of 13 basis points from 3.69% for the six months ended June 30, 2018. The decrease in net interest margin was primarily driven by an increase in the cost of funds required to fund the increase in assets.
Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the six months ended June 30, 2019 and 2018. Averages presented in the table below are daily averages (dollars in thousands).

	Six months ended June 30,
	2019			2018
	Average Balance	Interest Income/ Expense (1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,480,139	$38,777	5.28%	$1,265,495	$31,849	5.08%
Securities:
Taxable	240,594	3,455	2.90	215,541	2,694	2.52
Tax-exempt	31,937	394	2.49	34,310	409	2.41
Interest-earning balances with banks	30,867	448	2.96	25,118	235	1.88
Total interest-earning assets	1,783,537	43,074	4.87	1,540,464	35,187	4.61
Cash and due from banks	21,660			16,837
Intangible assets	24,413			19,973
Other assets	83,206			73,374
Allowance for loan losses	(9,672)			(8,082)
Total assets	$1,903,144			$1,642,566
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$504,333	$2,687	1.07%	$366,896	$1,220	0.67%
Savings deposits	108,865	245	0.45	121,018	276	0.46
Time deposits	596,894	5,858	1.98	513,927	3,183	1.25
Total interest-bearing deposits	1,210,092	8,790	1.46	1,001,841	4,679	0.94
Short-term borrowings	131,521	1,418	2.17	142,112	1,086	1.54
Long-term debt	93,126	1,379	2.99	94,417	1,244	2.66
Total interest-bearing liabilities	1,434,739	11,587	1.63	1,238,370	7,009	1.14
Noninterest-bearing deposits	258,550			219,631
Other liabilities	12,950			9,924
Stockholders’ equity	196,905			174,641
Total liabilities and stockholders’ equity	$1,903,144			$1,642,566
Net interest income/net interest margin		$31,487	3.56%		$28,178	3.69%

(1)
Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the six months ended June 30, 2019 compared to the same period in 2018 (dollars in thousands).

	Six months ended June 30, 2019 vs. six months ended June 30, 2018
	Volume	Rate	Net(1)
Interest income:
Loans	$5,402	$1,526	$6,928
Securities:
Taxable	313	448	761
Tax-exempt	(28)	13	(15)
Interest-earning balances with banks	54	159	213
Total interest-earning assets	5,741	2,146	7,887
Interest expense:
Interest-bearing demand deposits	458	1,009	1,467
Savings deposits	(28)	(3)	(31)
Time deposits	514	2,161	2,675
Short-term borrowings	(81)	413	332
Long-term debt	(17)	152	135
Total interest-bearing liabilities	846	3,732	4,578
Change in net interest income	$4,895	$(1,586)	$3,309

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
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
Three months ended June 30, 2019 vs. three months ended June 30, 2018. Total noninterest income increased $0.5 million, or 46.0%, to $1.7 million for the three months ended June 30, 2019 compared to $1.2 million for the three months ended June 30, 2018. The increase in noninterest income is mainly attributable to the $0.1 million and $0.2 million increases in service charges on deposit accounts and other operating income, respectively, as well as a $0.2 million increase in the gain on sale of investment securities. During the three months ended June 30, 2019, we recognized $0.2 million in net gains on the sales of approximately $61.9 million of investment securities as we seek to better position the balance sheet for potential reductions in short term interest rates.
The $0.2 million increase in other operating income is primarily due to a $0.1 million increase in income recorded on an equity method investment during the three months June 30, 2019 compared to same period in 2018, as well as other increases to due to organic growth and growth through acquisition. The increase in service charges on deposit accounts is a result of increased volume of deposit accounts.
Servicing fees and fee income on serviced loans, which are fees collected for servicing loans which have been sold and are held in our servicing portfolio, decreased $0.1 million, or 40.7%, to $0.2 million for the three months ended June 30, 2019 compared to $0.3 million for the same period in 2018. The Bank’s servicing portfolio primarily consists of indirect auto loans. As this portfolio of loans ages, and consequently decreases in principal value, the servicing fees and fee income on serviced loans earned will continue to decrease.
Six months ended June 30, 2019 vs. six months ended June 30, 2018. Total noninterest income increased $0.7 million, or 33.5%, to $3.0 million for the six months ended June 30, 2019 compared to $2.3 million for the six months ended June 30, 2018. The increase in noninterest income is mainly attributable to the $0.4 million increase in other operating income and the $0.2 million increases in both the fair value of equity securities and gain on sale of investment securities, partially offset by a $0.2 million decrease in servicing fees and fee income on serviced loans.

The $0.4 million increase in other operating income is primarily due to a $0.2 million increase in income recorded on an equity method investment during the six months June 30, 2019 compared to same period in 2018, in which a loss was recorded on the equity investment. There were also other increases in other operating income due to organic growth and growth through acquisition, including ATM and credit card fees.
The $0.2 million increase in the fair value of equity securities compared to the six months ended June 30, 2018 is attributable to closing prices and mix of equity securities held by the Company at June 30, 2019 and fluctuates with market activity. The $0.2 million increase in the gain on sale of investment securities is due to the sales activity discussed above.
Servicing fees and fee income on serviced loans decreased $0.2 million, or 39.0%, to $0.3 million for the six months ended June 30, 2019 compared to $0.5 million for the same period in 2018. The Bank’s servicing portfolio primarily consists of indirect auto loans. As this portfolio of loans ages, and consequently decreases in principal value, the servicing fees and fee income on serviced loans earned will continue to decrease.
Noninterest Expense
Three months ended June 30, 2019 vs. three months ended June 30, 2018. Total noninterest expense was $11.6 million for the three months ended June 30, 2019, an increase of $1.4 million, or 13.7%, compared to the same period in 2018. The increase is primarily attributable to increases in depreciation and amortization, salaries and employee benefits, and other operating expenses. The $0.2 million increase in depreciation and amortization compared to the three months ended June 30, 2018 resulted from various projects, including equipment upgrades at acquired branches and the launch of the Company’s first interactive teller machine, as well the acquisition of Mainland, which added fixed assets of approximately $2.6 million. The $0.6 million increase in salaries and employee benefits compared to the three months ended June 30, 2018 is mainly attributable to the staffing mix throughout the year, including the addition of our new Commercial and Industrial Division, which includes five new lenders and related support staff hired in the second quarter of 2018, as well as the additional staff from the Mainland acquisition. The $0.3 million increase in other operating expenses compared to the three months ended June 30, 2018 is primarily driven by increased software expense and debit and credit card activity.
Six months ended June 30, 2019 vs. six months ended June 30, 2018. Total noninterest expense was $22.9 million for the six months ended June 30, 2019, an increase of $2.1 million, or 10.3%, compared to the same period in 2018. The increase is primarily attributable to increases in depreciation and amortization, salaries and employee benefits, and other operating expenses, partially offset by a decrease in acquisition expense. The $0.4 million increase in depreciation and amortization compared to the six months ended June 30, 2018 resulted from various projects, discussed above, and the acquisition of Mainland. The $0.9 million increase in salaries and employee benefits compared to the six months ended June 30, 2018 is mainly attributable to the staffing mix throughout the year, discussed above, as well as the additional staff from the Mainland acquisition. The $0.6 million increase in other operating expenses compared to the six months ended June 30, 2018 is primarily attributable to increased software expense, debit and credit card activity, and provision for unfunded loan commitments. These increases in noninterest expense were partially offset by a $0.2 million decrease in acquisition expense.
Income Tax Expense
Income tax expense for the three months ended June 30, 2019 was $1.2 million, an increase of $0.2 million compared to $1.0 million for the three months ended June 30, 2018. The effective tax rate for the three months ended June 30, 2019 and 2018 was 19.8% and 20.2%, respectively.
Income tax expense for the six months ended June 30, 2019 was $2.2 million, a decrease of $0.1 million compared to $2.3 million for the six months ended June 30, 2018. The effective tax rate for the six months ended June 30, 2019 and 2018 was 19.7% and 27.0%, respectively. Income tax expense for the six months ended June 30, 2018 includes a charge of $0.6 million as a result of the revaluation of the Company’s deferred tax assets and liabilities required following the enactment of the Tax Act.

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

At June 30, 2019 and December 31, 2018, there were no loans classified as loss. At June 30, 2019, there were $0.2 million of loans classified as doubtful compared to $0.1 million at December 31, 2018. At June 30, 2019 and December 31, 2018, there were $8.3 million and $9.5 million, respectively, of loans classified as substandard, and $0.2 million of loans classified as special mention.
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

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by type. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $9.9 million at June 30, 2019, an increase from $9.5 million at December 31, 2018.
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
Impaired loans at June 30, 2019, which include TDRs and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses, were $3.2 million compared to $3.3 million at December 31, 2018. At June 30, 2019 and December 31, 2018, $0.3 million of the allowance for loan losses was specifically allocated to impaired loans.
The provision for loan losses is a charge to expense in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the three months ended June 30, 2019 and 2018, the provision for loan losses was $0.4 million and $0.6 million, respectively. The decrease in the provision for loan losses is primarily attributable to the changes in incremental loan growth, excluding acquired loan balances, as credit quality and other factors impacting our allowance and related provision were relatively unchanged period over period.
For the six months ended June 30, 2019 and 2018, the provision for loan losses was $0.6 million and $1.2 million, respectively. The decrease in the provision for loan losses is primarily attributable to $0.4 million of charge-offs recorded on a commercial and industrial borrower during the six months ended June 30, 2018 and the subsequent need to increase the allowance for loan losses.
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

The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	June 30, 2019	December 31, 2018
Construction and development	$1,092	$1,038
1-4 Family	1,439	1,465
Multifamily	371	331
Farmland	97	81
Commercial real estate	4,279	4,182
Total mortgage loans on real estate	7,278	7,097
Commercial and industrial	2,098	1,641
Consumer	548	716
Total	$9,924	$9,454
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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Allowance at beginning of period	$9,642	$8,130	$9,454	$7,891
Provision for loan losses	369	567	634	1,192
Charge-offs:
Mortgage loans on real estate:
1-4 Family	—	(28)	—	(35)
Commercial and industrial	—	(141)	—	(451)
Consumer	(69)	(106)	(173)	(235)
Total charge-offs	(120)	(291)	(224)	(737)
Recoveries
Mortgage loans on real estate:
Construction and development	15	2	16	8
1-4 Family	5	3	7	6
Commercial and industrial	1	8	12	41
Consumer	12	32	25	50
Total recoveries	33	45	60	105
Net charge-offs	(87)	(246)	(164)	(632)
Balance at end of period	$9,924	$8,451	$9,924	$8,451
Net charge-offs to:
Loans - average	0.01%	0.02%	0.01%	0.05%
Allowance for loan losses	0.88%	2.91%	1.65%	7.48%
Allowance for loan losses to:
Total loans	0.64%	0.65%	0.64%	0.65%
Nonperforming loans	173.43%	199.04%	173.43%	199.04%
The allowance for loan losses to total loans was 0.64% at June 30, 2019 and 2018. The allowance for loan losses to nonperforming loans decreased to 173.43% at June 30, 2019 compared to 199.04% at June 30, 2018. The decrease in the allowance for loan losses to nonperforming loans at June 30, 2019 is due to the $1.5 million increase in nonperforming loans compared to June 30, 2018. Nonperforming loans increased to $5.7 million at June 30, 2019 compared to $4.2 million at June 30, 2018.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs, which include recoveries of amounts previously charged off, for the three and six months ended June 30, 2019 were $0.1 million and $0.2 million, respectively, equal to 0.01% of the average loan balance for each period. Net charge-offs for the three and six months ended June 30, 2018 were $0.2 million and $0.6 million, respectively, equal to 0.02% and 0.05%, respectively, of the average loan balance for the period.

Management believes the allowance for loan losses at June 30, 2019 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.
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
There were 19 loans classified as TDRs at June 30, 2019 that totaled $1.6 million, compared to 24 loans totaling $2.2 million at December 31, 2018. At June 30, 2019, 11 restructured loans were considered TDRs due to a modification of terms through adjustments to maturity, seven restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to forgiveness of interest due on the loan. As of June 30, 2019 and December 31, 2018, two of the TDRs were in default of their modified terms and are included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.
The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans for which information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	June 30, 2019	December 31, 2018
Nonaccrual loans	$5,722	$5,891
Accruing loans past due 90 days or more	—	58
Total nonperforming loans	5,722	5,949
TDRs	1,118	1,248
Total nonperforming loans and TDRs	$6,840	$7,197
Interest income recognized on nonperforming loans and TDRs	$39	$315
Interest income foregone on nonperforming loans and TDRs	$167	$164

Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 0.37% and 0.42% of total loans at June 30, 2019 and December 31, 2018, respectively.
Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. Other real estate owned with a cost basis of $0.2 million and $3.5 million was sold during the three and six months ended June 30, 2019, respectively, resulting in a gain of $13,000 and $18,000 for the respective periods. Other real estate owned with a cost basis of $42,000 was sold during the three and six months ended June 30, 2018 resulting in a net loss of $4,000 for the respective periods. At June 30, 2019, approximately $1.7 million of loans secured by real estate were in the process of foreclosure, $0.9 million of which were consumer mortgage loans secured by residential real estate property.
The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	June 30, 2019	December 31, 2018
Construction and development	$122	$122
1-4 Family	—	15
Farmland	—	204
Commercial real estate	1,407	3,270
Total other real estate owned	$1,529	$3,611
Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Six months ended June 30,
	2019	2018
Balance, beginning of period	$3,611	$3,837
Additions	—	225
Transfers from acquired loans	—	205
Acquired other real estate owned	1,407	(42)
Sales of other real estate owned	(3,489)	—
Balance, end of period	$1,529	$4,225
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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At June 30, 2019, the Bank was within the policy guidelines for asset/liability management.
The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of June 30, 2019
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+300	(3.1)%
+200	(2.1)%
+100	(0.8)%
-100	(0.4)%
-200	(3.9)%

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
Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At June 30, 2019 and December 31, 2018, 66% of our total assets, respectively, were funded by core deposits.
Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At June 30, 2019, securities with a carrying value of $85.7 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $77.6 million in pledged securities at December 31, 2018.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2019, the balance of our outstanding advances with the FHLB was $196.6 million, a decrease from $206.5 million at December 31, 2018. The total amount of the remaining credit available to us from the FHLB at June 30, 2019 was $518.4 million. Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $1.9 million of repurchase agreements outstanding at June 30, 2019 compared to $2.0 million of repurchase agreements outstanding at December 31, 2018. We maintain unsecured lines of credit with other commercial banks totaling $60.0 million. The lines of credit mature at various times within the next year. We had no outstanding balances on our unsecured lines of credit at June 30, 2019 and December 31, 2018.
Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. We hold brokered deposits, as defined for federal regulatory purposes, included in our interest-bearing demand deposit balance, as well as QwickRate® deposits, included in our time deposit balance, which we obtain through a qualified network to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At June 30, 2019 and December 31, 2018, we held $15.2 million and $15.0 million, respectively, of brokered deposits. At June 30, 2019, we held $85.2 million of QwickRate® deposits, an increase compared to $56.7 million at December 31, 2018.
The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three and six month periods ended June 30, 2019 and 2018.

	Percentage of Total				Cost of Funds
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Noninterest-bearing demand deposits	15%	15%	14%	15%	—%	—%	—%	—%
Interest-bearing demand deposits	30	25	31	25	1.06	0.69	1.07	0.67
Savings accounts	6	8	6	8	0.45	0.46	0.45	0.46
Time deposits	35	35	35	35	2.09	1.30	1.98	1.25
Short-term borrowings	8	10	8	10	2.16	1.65	2.17	1.54
Long-term borrowed funds	6	7	6	7	2.99	2.59	2.99	2.66
Total deposits and borrowed funds	100%	100%	100%	100%	1.40%	1.01%	1.38%	0.97%
Capital. Our primary sources of capital include retained earnings, capital obtained through acquisitions, and proceeds from the sale of our capital stock and subordinated debt. During the six months ended June 30, 2019, the Company paid $1.0 million in dividends, compared to $0.6 million during the six months ended June 30, 2018. The Company declared dividends on its common stock of $0.0551 and $0.1076 per share during the three and six months ended June 30, 2019 compared to dividends of $0.04 and $0.075 per share during the three and six months ended June 30, 2018. Our board of directors has authorized a share repurchase program and, at June 30, 2019, the Company had 345,051 shares of its common stock remaining authorized for repurchase under the program. During the six months ended June 30, 2019, the Company paid $7.9 million to repurchase its shares, compared to $0.7 million during the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company repurchased 341,199 shares of its common stock, compared to 27,933 shares during the six months ended June 30, 2018.

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
The Company and the Bank each were in compliance with all regulatory capital requirements at June 30, 2019 and December 31, 2018. The Bank also was considered “well-capitalized” under the FDIC’s prompt corrective action regulations as of these dates. The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
June 30, 2019
Investar Holding Corporation:
Tier 1 leverage capital	$184,377	9.59%	$—	—%
Common equity tier 1 capital	177,877	10.51	—	—
Tier 1 capital	184,377	10.89	—	—
Total capital	212,682	12.56	—	—
Investar Bank:
Tier 1 leverage capital	202,784	10.53	96,264	5.00
Common equity tier 1 capital	202,784	11.95	110,258	6.50
Tier 1 capital	202,784	11.95	135,702	8.00
Total capital	212,851	12.55	169,627	10.00

December 31, 2018
Investar Holding Corporation:
Tier 1 leverage capital	$172,050	9.81%	$—	—%
Common equity tier 1 capital	165,550	11.15	—	—
Tier 1 capital	172,050	11.59	—	—
Total capital	199,786	13.46	—	—
Investar Bank:
Tier 1 leverage capital	187,735	10.72	87,570	5.00
Common equity tier 1 capital	187,735	12.67	96,349	6.50
Tier 1 capital	187,735	12.67	118,583	8.00
Total capital	197,256	13.31	148,229	10.00

Off-Balance Sheet Transactions
The Company currently holds interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 1.1 years. The total notional amount of the derivative contracts is $50.0 million.
The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $143,000 and $66,000 at June 30, 2019 and December 31, 2018, respectively.
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

	June 30, 2019	December 31, 2018
Commitments to extend credit:
Loan commitments	$306,697	$263,002
Standby letters of credit	14,082	11,114
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.
Additionally, at June 30, 2019, the Company had unfunded commitments of $38,000 for its investment in Small Business Investment Company qualified funds.
For the six months ended June 30, 2019 and for the year ended December 31, 2018, except as disclosed herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Contractual Obligations
The following table presents, at June 30, 2019, contractual obligations to third parties by payment date (dollars in thousands).

	Payments Due In:
	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$910,666	$—	$—	$—	$910,666
Time Deposits(1) (2)	416,868	200,289	24,333	—	641,490
Securities sold under agreements to repurchase(1)	1,876	—	—	—	1,876
Federal Home Loan Bank advances(2)	141,600	—	—	55,000	196,600
Subordinated debt(2)	—	—	—	18,600	18,600
Junior subordinated debt(2)	—	—	—	6,702	6,702
Operating lease commitment	287	890	687	1,129	2,993
Total contractual obligations	$1,471,297	$201,179	$25,020	$81,431	$1,778,927

(1)	Excludes interest.

(2)	Excludes unamortized premiums and discounts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk as of December 31, 2018 are set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” There have been no material changes in the Company’s market risk since December 31, 2018. Please refer to the information in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management” in this report for additional information about the Company’s market risk for the six months ended June 30, 2019.
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
Issuer Purchases of Equity Securities
The table below provides the information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended June 30, 2019.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
April 1, 2019 to April 30, 2019	103,037	$22.27	101,512	140,954
May 1, 2019 to May 31, 2019	7,248	23.86	7,084	133,870
June 1, 2019 to June 30, 2019	88,862	23.55	88,829	345,041
	199,147	$22.90	197,425	345,041

(1)	Includes 1,722 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.

(2)
On February 5, 2019, the Company announced that its board of directors authorized the repurchase of an additional 300,000 shares of the Company’s common stock under its stock repurchase plan, in addition to the 86,240 shares that were remaining as authorized for repurchase at December 31, 2018. On June 26, 2019, the Company announced that its board of directors authorized the repurchase of an additional 300,000 shares of the Company's common stock.

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

In addition, the Company’s status as a bank holding company affects its ability to pay dividends, in two ways:

•
As a holding company with no material business activities, the Company’s ability to pay dividends is substantially dependent upon the ability of the Bank to transfer funds to the Company in the form of dividends, loans and advances. The Bank’s ability to pay dividends and make other distributions and payments is itself subject to various legal, regulatory and other restrictions.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated July 30, 2019, by and among Investar Holding Corporation, Investar Bank, and Bank of York (1)

3.1	Restated Articles of Incorporation of Investar Holding Corporation (2)

3.2	Amended and Restated By-laws of Investar Holding Corporation (3)

4.1	Specimen Common Stock Certificate (4)

4.2	Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee (5)

4.3	Supplemental Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee (6)

10.1	Supplemental Salary Continuation Agreement, dated May 22, 2019, by and between Investar Bank and John D'Angelo(7)

10.2	Supplemental Salary Continuation Agreement, dated May 22, 2019, by and between Investar Bank and Christopher Hufft(8)

10.3	Form of First Amendment to Split Dollar Agreement by and between Investar Bank and each executive entering into a Supplemental Salary Continuation Agreement(9)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 31, 2019 and incorporated herein by reference.

(2)	Filed as exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

(3)	Filed as exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.

(4)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

(5)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(6)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(7)	Filed as exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 23, 2019 and incorporated herein by reference.

(8)	Filed as exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 23, 2019 and incorporated herein by reference.

(9)	Filed as exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 23, 2019 and incorporated herein by reference.

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

INVESTAR HOLDING CORPORATION

Date: August 9, 2019	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2019	/s/ Christopher L. Hufft
Christopher L. Hufft
Chief Financial Officer
(Principal Financial Officer)