Form 10-Q
period 2019-09-30
Investar Holding Corp
filed 2019-11-08
CIK 1602658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________________________

FORM 10-Q
_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 9,933,452 shares outstanding as of November 6, 2019.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INVESTAR HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and due from banks	$26,442	$15,922
Interest-bearing balances due from other banks	2,559	1,212
Federal funds sold	—	6
Cash and cash equivalents	29,001	17,140

Available for sale securities at fair value (amortized cost of $258,811 and $253,504, respectively)	261,179	248,981
Held to maturity securities at amortized cost (estimated fair value of $15,386 and $15,805, respectively)	15,318	16,066
Loans, net of allowance for loan losses of $10,339 and $9,454, respectively	1,576,003	1,391,371
Equity securities	18,767	13,562
Bank premises and equipment, net of accumulated depreciation of $11,741 and $9,898, respectively	49,088	40,229
Other real estate owned, net	126	3,611
Accrued interest receivable	7,130	5,553
Deferred tax asset	—	1,145
Goodwill and other intangible assets, net	26,117	19,787
Bank owned life insurance	29,390	23,859
Other assets	5,895	5,165
Total assets	$2,018,014	$1,786,469

LIABILITIES
Deposits:
Noninterest-bearing	$291,039	$217,457
Interest-bearing	1,294,318	1,144,274
Total deposits	1,585,357	1,361,731
Advances from Federal Home Loan Bank	181,725	206,490
Repurchase agreements	2,143	1,999
Subordinated debt, net of unamortized issuance costs	18,250	18,215
Junior subordinated debt	5,884	5,845
Accrued taxes and other liabilities	14,198	9,927
Total liabilities	1,807,557	1,604,207

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 9,929,860 and 9,484,219 shares issued and outstanding, respectively	9,930	9,484
Surplus	140,944	130,133
Retained earnings	57,547	45,721
Accumulated other comprehensive income (loss)	2,036	(3,076)
Total stockholders’ equity	210,457	182,262
Total liabilities and stockholders’ equity	$2,018,014	$1,786,469
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$20,844	$16,905	$59,621	$48,754
Interest on investment securities	1,848	1,710	5,697	4,813
Other interest income	162	162	610	397
Total interest income	22,854	18,777	65,928	53,964

INTEREST EXPENSE
Interest on deposits	5,198	2,994	13,988	7,673
Interest on borrowings	1,290	1,398	4,087	3,728
Total interest expense	6,488	4,392	18,075	11,401
Net interest income	16,366	14,385	47,853	42,563

Provision for loan losses	538	785	1,172	1,977
Net interest income after provision for loan losses	15,828	13,600	46,681	40,586

NONINTEREST INCOME
Service charges on deposit accounts	462	368	1,296	1,054
Gain on sale of investment securities, net	—	15	229	37
Gain (loss) on sale of fixed assets, net	—	9	(11)	98
Gain (loss) on sale of other real estate owned, net	1	—	19	(4)
Servicing fees and fee income on serviced loans	142	232	472	773
Interchange fees	294	240	825	686
Income from bank owned life insurance	186	159	508	471
Change in the fair value of equity securities	(9)	36	220	39
Other operating income	542	158	1,083	328
Total noninterest income	1,618	1,217	4,641	3,482
Income before noninterest expense	17,446	14,817	51,322	44,068

NONINTEREST EXPENSE
Depreciation and amortization	882	644	2,519	1,871
Salaries and employee benefits	7,325	6,646	20,817	19,189
Occupancy	445	337	1,313	1,052
Data processing	675	493	1,855	1,600
Marketing	86	71	205	153
Professional fees	326	281	940	764
Acquisition expense	177	—	1,082	1,104
Other operating expenses	1,766	1,782	5,808	5,243
Total noninterest expense	11,682	10,254	34,539	30,976
Income before income tax expense	5,764	4,563	16,783	13,092
Income tax expense	1,107	516	3,275	2,823
Net income	$4,657	$4,047	$13,508	$10,269

EARNINGS PER SHARE
Basic earnings per share	$0.46	$0.42	$1.35	$1.06
Diluted earnings per share	0.46	0.41	1.34	1.05
Cash dividends declared per common share	0.06	0.05	0.17	0.12
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$4,657	$4,047	$13,508	$10,269
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized gain (loss), available for sale, net of tax expense (benefit) of $197, ($410), $1,495, and ($1,081), respectively	740	(1,542)	5,624	(4,065)
Reclassification of realized gain, net of tax expense of $0, $3, $48, and $7, respectively	—	(12)	(181)	(29)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0 for all respective periods	(1)	—	(1)	(1)
Fair value of derivative financial instruments:
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax (benefit) expense of $22, ($3), ($88), and $87, respectively	84	(11)	(330)	326
Total other comprehensive income (loss)	823	(1,565)	5,112	(3,769)
Total comprehensive income	$5,480	$2,482	$18,620	$6,500
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Three months ended:
September 30, 2018
Balance at beginning of period	$9,581	$132,166	$39,258	$(3,775)	$177,230
Surrendered shares	(2)	(41)	—	—	(43)
Shares repurchased	(43)	(1,116)	—	—	(1,159)
Options and warrants exercised	4	55	—	—	59
Dividends declared, $0.05 per share	—	—	(437)	—	(437)
Stock-based compensation and other activity	6	269	—	—	275
Net income	—	—	4,047	—	4,047
Other comprehensive loss, net	—	—	—	(1,565)	(1,565)
Balance at end of period	$9,546	$131,333	$42,868	$(5,340)	$178,407

September 30, 2019
Balance at beginning of period	9,938	140,856	53,492	1,213	205,499
Surrendered shares	—	(7)	—	—	(7)
Options exercised	10	132	—	—	142
Dividends declared, $0.06 per share	—	—	(602)	—	(602)
Stock-based compensation	1	373	—	—	374
Shares repurchased	(19)	(410)	—	—	(429)
Net income	—	—	4,657	—	4,657
Other comprehensive income, net	—	—	—	823	823
Balance at end of period	$9,930	$140,944	$57,547	$2,036	$210,457

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Nine months ended:
September 30, 2018
Balance at beginning of period	$9,515	$131,582	$33,203	$(1,571)	$172,729
Surrendered shares	(9)	(212)	—	—	(221)
Shares repurchased	(71)	(1,762)	—	—	(1,833)
Options and warrants exercised	77	960	—	—	1,037
Dividends declared, $0.12 per share	—	—	(1,156)	—	(1,156)
Stock-based compensation and other activity	34	765	—	—	799
Reclassification of tax effects of the Tax Cuts and Jobs Act(1)	—	—	557	—	557
Net income	—	—	10,269	—	10,269
Other comprehensive loss, net	—	—	—	(3,769)	(3,769)
Impact of adoption of new accounting standards(2)	—	—	(5)	—	(5)
Balance at end of period	$9,546	$131,333	$42,868	$(5,340)	$178,407

September 30, 2019
Balance at beginning of period	$9,484	$130,133	$45,721	$(3,076)	$182,262
Common stock issued in acquisition	764	17,873	—	—	18,637
Surrendered shares	(11)	(269)	—	—	(280)
Options exercised	12	158	—	—	170
Dividends declared, $0.1676 per share	—	—	(1,682)	—	(1,682)
Stock-based compensation	41	1,015	—	—	1,056
Shares repurchased	(360)	(7,966)	—	—	(8,326)
Net income	—	—	13,508	—	13,508
Other comprehensive income, net	—	—	—	5,112	5,112
Balance at end of period	$9,930	$140,944	$57,547	$2,036	$210,457

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

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2019	2018
Net income	$13,508	$10,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,519	1,871
Provision for loan losses	1,172	1,977
Amortization of purchase accounting adjustments	(1,200)	(1,854)
Provision for other real estate owned	18	—
Net amortization of securities	294	449
Gain on sale of investment securities, net	(229)	(37)
Loss (gain) on sale of fixed assets, net	11	(98)
(Gain) loss on sale of other real estate owned, net	(19)	4
FHLB stock dividend	(259)	(162)
Stock-based compensation	1,056	799
Deferred taxes	142	820
Net change in value of bank owned life insurance	(508)	(471)
Amortization of subordinated debt issuance costs	35	35
Change in the fair value of equity securities	(220)	(22)
Net change in:
Accrued interest receivable	(1,331)	(385)
Other assets	(1,061)	290
Accrued taxes and other liabilities	(191)	(1,335)
Net cash provided by operating activities	13,737	12,150

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	62,564	7,021
Purchases of securities available for sale	(96,468)	(48,886)
Proceeds from maturities, prepayments and calls of investment securities available for sale	28,558	22,254
Proceeds from maturities, prepayments and calls of investment securities held to maturity	720	930
Proceeds from redemption or sale of equity securities	2,887	1,047
Purchase of equity securities	(7,040)	(2,870)
Net increase in loans	(102,216)	(99,225)
Proceeds from sales of other real estate owned	5,041	37
Proceeds from the sales of fixed assets	—	19
Purchases of other real estate owned	—	(227)
Purchases of fixed assets	(6,218)	(3,878)
Purchase of bank owned life insurance	(5,023)	—
Purchase of other investments	(95)	(119)
Distributions from investments	60	31
Cash acquired from acquisition of Mainland Bank	38,365	—
Net cash used in investing activities	(78,865)	(123,866)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net increase in customer deposits	116,026	70,515
Net decrease in repurchase agreements	(4,541)	(4,004)
Net (decrease) increase in short-term FHLB advances	(32,775)	22,500
Proceeds from long-term FHLB advances	20,000	75,000
Repayment of long-term FHLB advances	(12,000)	(56,100)
Cash dividends paid on common stock	(1,566)	(1,032)
Proceeds from stock options and warrants exercised	170	1,037
Payments to repurchase common stock	(8,325)	(1,833)
Net cash provided by financing activities	76,989	106,083

Net change in cash and cash equivalents	11,861	(5,633)
Cash and cash equivalents, beginning of period	17,140	30,421
Cash and cash equivalents, end of period	$29,001	$24,788
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2019 is not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2018, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2019.
Nature of Operations
Investar Holding Corporation, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association (the “Bank”), a national bank. The Company’s primary markets are south Louisiana, southeast Texas and, as of November 1, 2019, southwest Alabama. At September 30, 2019, the Company operated 22 full service branches located in Louisiana and 3 full service branches located in Texas, and had 285 employees. On November 1, 2019, the Company completed its acquisition of Bank of York in York, Alabama and added 2 additional branch locations in York and Livingston, Alabama, as well as a loan production office in Tuscaloosa, Alabama.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Equity Securities
The Company is a member of the Federal Home Loan Bank (“FHLB”) system. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, is restricted as to redemption, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Equity securities also include investments in our other correspondent banks including Independent Bankers Financial Corporation (“IBFC”) and First National Bankers Bank (“FNBB”) stock. These investments are carried at cost which approximates fair value. The balance of equity securities in our correspondent banks at September 30, 2019 and December 31, 2018 was $16.8 million and $11.9 million, respectively.
In addition, equity securities include marketable securities in corporate stocks and mutual funds and totaled $2.0 million and $1.7 million at September 30, 2019 and December 31, 2018, respectively.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In the ordinary course of business, the Bank enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in accrued taxes and other liabilities in the consolidated balance sheet. At September 30, 2019 and December 31, 2018 the reserve for unfunded loan commitments was $102,000 and $66,000, respectively.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
For the nine months ended September 30, 2019 and 2018, expected future cash flows from ASRs approximated adequate compensation for such activities. Accordingly, the Company has not recorded an asset or liability. There were no loan sales during the nine months ended September 30, 2019 or 2018.
Reclassifications
Certain reclassifications have been made to the 2018 financial statements to be consistent with the 2019 presentation, if applicable.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Tax Cuts and Jobs Act
Public law No. 115-97, known as the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provided a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during the measurement period were included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments were determined. Based on the information available and interpretation of the rules, the Company recorded the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities in the fourth quarter of 2017. An additional $0.6 million was expensed in the first quarter of 2018 due to the remeasurement of the Company’s deferred tax balance, resulting in an effective tax rate of 21.6% for the nine months ended September 30, 2018. No additional adjustments were recorded during the measurement period, which ended December 31, 2018.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU intends to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities and disclosing key information about leasing arrangements. The ASU requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) may apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may also elect to apply the amendments in the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.
The Company historically has owned all property and equipment, although it entered an operating lease for a future branch location on December 31, 2018. The Company adopted the ASU on January 1, 2019, using the modified retrospective approach, and recognized a right-of-use asset and related lease liability of $1.2 million. At September 30, 2019, the right-of-use asset and related lease liability were each $3.4 million. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements
FASB ASC Topic 350 “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” Update No. 2018-15. In August 2018, the FASB issued ASU 2018-15. This ASU requires an entity in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs should be presented in the same line item on the balance sheet as amounts prepaid for the hosted service, if any (generally as an “other asset”). The capitalized costs will be amortized over the term of the hosting arrangement, with the amortization expense being presented in the same income statement line item as the fees paid for the hosted service. ASU 2018-15 is effective for the Company on January 1, 2020. Early adoption is permitted, including adoption in any interim period. The adoption of ASU 2018-15 is not expected to have a material impact on the Company’s consolidated financial statements.
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
FASB ASC Topic 350 “Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment” Update No. 2017-04. The FASB issued ASU No. 2017-04 in January 2017. The ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Therefore, any carrying amount which exceeds the reporting unit’s fair value, up to the amount of goodwill recorded, will be recognized as an impairment loss. ASU 2017-04 will be effective for the Company on January 1, 2020. The amendment will be applied prospectively on or after the effective date. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Based on recent goodwill impairments tests, which did not require the application of Step 2, the Company does not expect the adoption of this ASU to have an immediate impact.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FASB ASC Topic 326 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” Update No. 2016-13. The FASB issued ASU No. 2016-13 in June 2016. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. In that regard, we have formed a cross-functional working group, under the direction of our Chief Financial Officer and our Chief Risk Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology. We have developed an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. We have also selected a third-party vendor solution to assist us in the application of ASU 2016-13. The adoption of ASU 2016-13 is likely to result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses on debt securities. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the prevailing economic conditions and forecasts, as of the adoption date. This amendment was originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In July 2019, the FASB proposed changes that would delay the effective date for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. In October 2019, the FASB voted in favor of finalizing its proposal to delay the effective date of this standard to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. ASU 2016-13 will be effective for the Company on January 1, 2023. The Company expects to adopt the standard as soon as practicable, based upon progress on the implementation plan. Adoption prior to the revised effective date of January 1, 2023 is permitted by the ASU.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. BUSINESS COMBINATIONS
Mainland Bank
On March 1, 2019, the Company completed the acquisition of Mainland Bank (“Mainland”) located in Texas City, Texas. The Company acquired 100% of Mainland’s outstanding common shares for an aggregate merger consideration of 763,849 shares of the Company’s common stock, for a total of approximately $18.6 million. The acquisition of Mainland expanded the Company’s branch footprint into the greater Houston, Texas market. After fair value adjustments, including total adjustments of $0.1 million and $22,000 to other real estate owned and other liabilities, respectively, recorded in the three months ended September 30, 2019, the acquisition added $128.5 million in total assets, $82.4 million in loans, and $107.6 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $4.5 million of goodwill. Goodwill resulted from a combination of synergies and cost savings, expansion into Texas with the addition of three branch locations, and enhanced products and services. The change in goodwill and other intangibles at September 30, 2019 compared to December 31, 2018 is primarily attributable to the goodwill and core deposit intangible recorded as a result of the Mainland acquisition.
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

Purchase price:
Stock issued	$18,637

Fair value of assets acquired:
Cash and cash equivalents	38,365
Loans	82,431
Other real estate owned	1,507
Bank premises and equipment	2,550
Core deposit intangible asset	2,439
Other assets	1,179
Total assets acquired	128,471

Fair value of liabilities acquired:
Deposits	107,646
Repurchase agreements	4,684
Other liabilities	1,981
Total liabilities assumed	114,311

Fair value of net assets acquired	14,160
Goodwill	$4,477
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental Unaudited Pro Forma Information
The following unaudited supplemental pro forma information is presented to show estimated results assuming Mainland was acquired as of January 1, 2018. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2018 and should not be considered representative of future operating results. The pro forma net income for the nine months ended September 30, 2019 excludes the tax-affected amount of $1.6 million of acquisition expenses recorded in noninterest expense by the Company and Mainland.

	Unaudited pro forma for the
	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Interest income	$22,854	$20,231	$66,870	$58,300
Noninterest income	1,618	1,456	4,788	3,883
Net income	4,657	4,522	13,468	11,459
For the three months ended September 30, 2019, Mainland added approximately $1.5 million, $77,000, and $0.8 million to interest income, noninterest income, and net income, respectively. For the nine months ended September 30, 2019, Mainland added approximately $3.6 million, $0.2 million, and $1.8 million to interest income, noninterest income, and net income, respectively.
Acquisition Expense
Acquisition related costs of $1.1 million are included in acquisition expenses in the accompanying consolidated statements of income for the nine months ended September 30, 2019. These costs include system conversion and integrating operations charges as well as legal and consulting expenses related to the Mainland acquisition, as well as $0.2 million recorded in the three months ended September 30, 2019 related to the acquisition of Bank of York in York, Alabama, announced in July 2019.
NOTE 3. EARNINGS PER SHARE
The following is a summary of the information used in the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except share data).

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Earnings per common share - basic
Net income	$4,657	$4,047	$13,508	$10,269
Less: income allocated to participating securities	(43)	(57)	(136)	(144)
Net income allocated to common shareholders	$4,614	$3,990	$13,372	$10,125
Weighted-average basic shares outstanding	9,935,221	9,563,550	9,874,113	9,545,436
Basic earnings per common share	$0.46	$0.42	$1.35	$1.06

Earnings per common share - diluted
Net income allocated to common shareholders	$4,614	$3,990	$13,372	$10,126
Weighted-average basic shares outstanding	9,935,221	9,563,550	9,874,113	9,545,436
Dilutive effect of securities	102,713	119,330	123,124	133,503
Total weighted average diluted shares outstanding	10,037,934	9,682,880	9,997,237	9,678,939
Diluted earnings per common share	$0.46	$0.41	$1.34	$1.05

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Stock options	—	31,788	—	24,918
Restricted stock awards	11	—	129	—
Restricted stock units	64	—	158	—
NOTE 4. INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Obligations of U.S. government agencies and corporations	$30,648	$119	$(87)	$30,680
Obligations of state and political subdivisions	33,090	517	(70)	33,537
Corporate bonds	19,249	168	(395)	19,022
Residential mortgage-backed securities	105,848	1,361	(83)	107,126
Commercial mortgage-backed securities	69,976	1,068	(230)	70,814
Total	$258,811	$3,233	$(865)	$261,179

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Obligations of U.S. government agencies and corporations	$7,946	$14	$(90)	$7,870
Obligations of state and political subdivisions	34,875	6	(895)	33,986
Corporate bonds	16,166	53	(710)	15,509
Residential mortgage-backed securities	136,768	336	(2,177)	134,927
Commercial mortgage-backed securities	57,749	108	(1,168)	56,689
Total	$253,504	$517	$(5,040)	$248,981

Proceeds from sales of investment securities AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Proceeds from sale	$—	$7,021	$62,564	$7,021
Gross gains	$—	$35	$575	$35
Gross losses	$—	$(20)	$346	$(20)

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Obligations of state and political subdivisions	$10,357	$7	$—	$10,364
Residential mortgage-backed securities	4,961	61	—	5,022
Total	$15,318	$68	$—	$15,386

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Obligations of state and political subdivisions	$10,699	$2	$(111)	$10,590
Residential mortgage-backed securities	5,367	—	(152)	5,215
Total	$16,066	$2	$(263)	$15,805

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of September 30, 2019 or December 31, 2018.
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

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019
Obligations of U.S. government agencies and corporations	16	$15,113	$(81)	$1,088	$(6)	$16,201	$(87)
Obligations of state and political subdivisions	17	726	(1)	8,938	(69)	9,664	(70)
Corporate bonds	22	3,524	(28)	6,231	(367)	9,755	(395)
Residential mortgage-backed securities	35	10,127	(31)	8,747	(52)	18,874	(83)
Commercial mortgage-backed securities	33	17,731	(193)	2,733	(37)	20,464	(230)
Total	123	$47,221	$(334)	$27,737	$(531)	$74,958	$(865)

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Obligations of U.S. government agencies and corporations	15	$469	$—	$5,304	$(90)	$5,773	$(90)
Obligations of state and political subdivisions	63	13,716	(330)	19,270	(565)	32,986	(895)
Corporate bonds	27	6,793	(225)	5,763	(485)	12,556	(710)
Residential mortgage-backed securities	193	24,868	(245)	79,517	(1,932)	104,385	(2,177)
Commercial mortgage-backed securities	94	5,156	(42)	39,560	(1,126)	44,716	(1,168)
Total	392	$51,002	$(842)	$149,414	$(4,198)	$200,416	$(5,040)

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The number of HTM securities, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019
Obligations of state and political subdivisions	—	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	—	—	—	—	—	—	—
Total	—	$—	$—	$—	$—	$—	$—

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Obligations of state and political subdivisions	1	$—	$—	$5,468	$(111)	$5,468	$(111)
Residential mortgage-backed securities	9	1,761	(35)	3,454	(117)	5,215	(152)
Total	10	$1,761	$(35)	$8,922	$(228)	$10,683	$(263)

The unrealized losses in the Company’s investment portfolio, caused by interest rate increases, are not credit issues and the Company does not intend to sell the securities. Furthermore, it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2019 or December 31, 2018.
The amortized cost and approximate fair value of debt securities, by contractual maturity (including mortgage-backed securities), are shown below as of the dates presented (dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available For Sale		Securities Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
September 30, 2019
Due within one year	$2,183	$2,184	$755	$756
Due after one year through five years	13,301	13,450	3,405	3,409
Due after five years through ten years	66,672	66,724	6,197	6,199
Due after ten years	176,655	178,821	4,961	5,022
Total debt securities	$258,811	$261,179	$15,318	$15,386

	Securities Available For Sale		Securities Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2018
Due within one year	$3,734	$3,730	$755	$755
Due after one year through five years	10,681	10,600	3,405	3,406
Due after five years through ten years	44,255	43,460	960	961
Due after ten years	194,834	191,191	10,946	10,683
Total debt securities	$253,504	$248,981	$16,066	$15,805
At September 30, 2019, securities with a carrying value of $78.5 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $77.6 million in pledged securities at December 31, 2018.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES
The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	September 30, 2019	December 31, 2018
Construction and development	$176,674	$157,946
1-4 Family	310,298	287,137
Multifamily	58,243	50,501
Farmland	24,629	21,356
Commercial real estate	693,150	627,004
Total mortgage loans on real estate	1,262,994	1,143,944
Commercial and industrial	293,152	210,924
Consumer	30,196	45,957
Total loans	$1,586,342	$1,400,825
Unamortized premiums and discounts on loans, included in the total loans balances above, were $1.9 million and $1.4 million at September 30, 2019 and December 31, 2018, respectively.
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
The table below provides an analysis of the aging of loans as of the dates presented (dollars in thousands).

	September 30, 2019
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$176,351	$—	$4	$—	$319	$323	$—	$176,674
1-4 Family	306,974	533	23	70	2,240	2,866	458	310,298
Multifamily	58,243	—	—	—	—	—	—	58,243
Farmland	22,365	—	—	—	—	—	2,264	24,629
Commercial real estate	691,139	333	—	—	143	476	1,535	693,150
Total mortgage loans on real estate	1,255,072	866	27	70	2,702	3,665	4,257	1,262,994
Commercial and industrial	292,181	797	170	—	4	971	—	293,152
Consumer	29,179	297	77	—	601	975	42	30,196
Total loans	$1,576,432	$1,960	$274	$70	$3,307	$5,611	$4,299	$1,586,342

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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Consumer - Consumer loans are offered by the Company in order to provide a full range of retail financial services to its customers and include auto loans, credit cards, and other consumer installment loans. Typically, the Company evaluates the borrower’s repayment ability through a review of credit scores and an evaluation of debt to income ratios. Repayment of consumer loans depends upon key consumer economic measures and upon the borrower’s financial stability, and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. A shortfall in the value of any collateral also may pose a risk of loss to the Company for these types of loans. Indirect auto loans comprised the largest component of our consumer loans, representing 59% of our total consumer loans at September 30, 2019. At September 30, 2019, the weighted average remaining term of the indirect auto loan portfolio was 2.3 years. We exited the indirect auto lending business at the end of 2015.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loss - Loans classified as loss are considered uncollectible and of such little value that their continuance as recorded assets is not warranted. This classification does not mean that the assets have absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off these assets.
The table below presents the Company’s loan portfolio by category and credit quality indicator as of the dates presented (dollars in thousands).

	September 30, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$176,244	$111	$319	$—	$176,674
1-4 Family	307,394	535	2,298	71	310,298
Multifamily	58,243	—	—	—	58,243
Farmland	22,365	—	2,264	—	24,629
Commercial real estate	693,007	—	143	—	693,150
Total mortgage loans on real estate	1,257,253	646	5,024	71	1,262,994
Commercial and industrial	290,199	2,943	10	—	293,152
Consumer	29,383	200	613	—	30,196
Total loans	$1,576,835	$3,789	$5,647	$71	$1,586,342

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$157,360	$—	$586	$—	$157,946
1-4 Family	285,692	69	1,303	73	287,137
Multifamily	50,501	—	—	—	50,501
Farmland	19,092	—	2,264	—	21,356
Commercial real estate	625,670	—	1,334	—	627,004
Total mortgage loans on real estate	1,138,315	69	5,487	73	1,143,944
Commercial and industrial	207,941	—	2,983	—	210,924
Consumer	44,798	167	992	—	45,957
Total loans	$1,391,054	$236	$9,462	$73	$1,400,825

The Company had no loans that were classified as loss at September 30, 2019 or December 31, 2018.
Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $96.8 million and $135.4 million as of September 30, 2019 and December 31, 2018, respectively. The unpaid principal balance of these loans was approximately $189.7 million and $187.6 million as of September 30, 2019 and December 31, 2018, respectively.
In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as companies in which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $95.8 million and $93.0 million as of September 30, 2019 and December 31, 2018, respectively.
The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	September 30, 2019	December 31, 2018
Balance, beginning of period	$93,021	$31,153
New loans	14,649	79,639
Repayments and changes in relationship	(11,853)	(17,771)
Balance, end of period	$95,817	$93,021

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loans Acquired with Deteriorated Credit Quality
The Company accounts for certain loans acquired as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments. The acquired impaired loans had no accretable yield recorded for the three and nine months ended September 30, 2019 and 2018.
Allowance for Loan Losses
The table below shows a summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$9,924	$8,451	$9,454	$7,891
Provision for loan losses	538	785	1,172	1,977
Loans charged off	(160)	(264)	(384)	(1,001)
Recoveries	37	49	97	154
Balance, end of period	$10,339	$9,021	$10,339	$9,021
The following tables outline the activity in the allowance for loan losses by collateral type for the three and nine months ended September 30, 2019 and 2018, and show both the allowances and portfolio balances for loans individually and collectively evaluated for impairment as of September 30, 2019 and 2018 (dollars in thousands).

	Three months ended September 30, 2019
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,092	$97	$1,439	$371	$4,279	$2,098	$548	$9,924
Provision	63	(2)	24	15	160	264	14	538
Charge-offs	—	—	(3)	—	(24)	(48)	(85)	(160)
Recoveries	6	—	16	—	1	—	14	37
Ending balance	$1,161	$95	$1,476	$386	$4,416	$2,314	$491	$10,339

	Three months ended September 30, 2018
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,018	$66	$1,339	$319	$3,817	$1,048	$844	$8,451
Provision	7	8	101	14	113	454	88	785
Charge-offs	(8)	—	(44)	—	—	(30)	(182)	(264)
Recoveries	2	—	14	—	—	13	20	49
Ending balance	$1,019	$74	$1,410	$333	$3,930	$1,485	$770	$9,021

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30, 2019
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,038	$81	$1,465	$331	$4,182	$1,641	$716	$9,454
Provision	152	14	(9)	55	257	709	(6)	1,172
Charge-offs	(51)	—	(3)	—	(24)	(48)	(258)	(384)
Recoveries	22	—	23	—	1	12	39	97
Ending balance	$1,161	$95	$1,476	$386	$4,416	$2,314	$491	$10,339
Ending allowance balance for loans individually evaluated for impairment	$66	$—	$—	$—	$—	$—	$175	$241
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	$1,095	$95	$1,476	$386	$4,416	$2,314	$316	$10,098
Loans receivable:
Balance of loans individually evaluated for impairment	$255	$—	$1,779	$—	$121	$1	$568	$2,724
Balance of loans acquired with deteriorated credit quality	—	2,264	458	—	1,535	—	42	4,299
Balance of loans collectively evaluated for impairment	176,419	22,365	308,061	58,243	691,494	293,151	29,586	1,579,319
Total period-end balance	$176,674	$24,629	$310,298	$58,243	$693,150	$293,152	$30,196	$1,586,342

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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$255	$276	$—
1-4 Family	1,779	1,853	—
Commercial real estate	121	138	—
Total mortgage loans on real estate	2,155	2,267	—
Commercial and industrial	1	3	—
Consumer	159	185	—
Total	2,315	2,455	—

With related allowance recorded:
Construction and development	—	56	66
Total mortgage loans on real estate	—	56	66
Consumer	409	448	175
Total	409	504	241

Total loans:
Construction and development	255	332	66
1-4 Family	1,779	1,853	—
Commercial real estate	121	138	—
Total mortgage loans on real estate	2,155	2,323	66
Commercial and industrial	1	3	—
Consumer	568	633	175
Total	$2,724	$2,959	$241

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

	Three months ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$260	$3	$266	$3
1-4 Family	1,783	7	1,739	9
Commercial real estate	545	2	711	2
Total mortgage loans on real estate	2,588	12	2,716	14
Commercial and industrial	25	—	76	—
Consumer	189	—	235	—
Total	2,802	12	3,027	14

With related allowance recorded:
Construction and development	27	—	—	—
Total mortgage loans on real estate	27	—	—	—
Consumer	420	—	693	—
Total	447	—	693	—

Total loans:
Construction and development	287	3	266	3
1-4 Family	1,783	7	1,739	9
Commercial real estate	545	2	711	2
Total mortgage loans on real estate	2,615	12	2,716	14
Commercial and industrial	25	—	76	—
Consumer	609	—	928	—
Total	$3,249	$12	$3,720	$14

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$263	$11	$203	$7
1-4 Family	1,432	25	1,386	30
Multifamily	48	—	—	—
Commercial real estate	901	5	923	18
Total mortgage loans on real estate	2,644	41	2,512	55
Commercial and industrial	18	—	345	—
Consumer	284	—	404	—
Total	2,946	41	3,261	55

With related allowance recorded:
Construction and development	91	—	—	—
Total mortgage loans on real estate	91	—	—	—
Consumer	417	—	626	—
Total	508	—	626	—

Total loans:
Construction and development	354	11	203	7
Multifamily	48	—	—	—
1-4 Family	1,432	25	1,386	30
Commercial real estate	901	5	923	18
Total mortgage loans on real estate	2,735	41	2,512	55
Commercial and industrial	18	—	345	—
Consumer	701	—	1,030	—
Total	$3,454	$41	$3,887	$55
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
Loans classified as TDRs, consisting of 19 credits, totaled $1.6 million at September 30, 2019, compared to 24 credits totaling $2.2 million at December 31, 2018. At September 30, 2019, 11 of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, seven of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to forgiveness of interest due on the loan. As of September 30, 2019, two of the TDRs, consisting of one $0.3 million construction and development loan and one $0.2 million 1-4 family loan, were in default of their modified terms and are included in nonaccrual loans. At December 31, 2018, three of the TDRs, consisting of one $0.5 million commercial real estate loan, one $0.3 million construction and development loan, and one $0.2 million 1-4 family loan, were in default of their modified terms and are included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2019 and December 31, 2018, there were no available balances on loans classified as TDRs that the Company was committed to lend.
The table below presents the TDR pre- and post-modification outstanding recorded investments by loan categories for loans modified during the nine month periods ended September 30, 2019 and 2018 (dollars in thousands).

	September 30, 2019			September 30, 2018
Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Construction and development	—	$—	$—	2	$358	$358
1-4 Family	—	—	—	7	400	400
Commercial and industrial	—	—	—	2	12	12
Total		$—	$—		$770	$770
There were two loans modified under TDRs during the previous twelve month period that subsequently defaulted during the nine months ended September 30, 2018. No TDRs defaulted on their modified terms during the three and nine months ended September 30, 2019.
NOTE 6. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)
Activity within the balances in accumulated other comprehensive income (loss) is shown in the tables below (dollars in thousands).

	Three months ended September 30,
	2019			2018
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain (loss), available for sale, net	$3,237	$740	$3,977	$(2,594)	$(1,542)	$(4,136)
Reclassification of realized gain, net	(2,106)	—	(2,106)	(1,931)	(12)	(1,943)
Unrealized loss, transfer from available for sale to held to maturity, net	5	(1)	4	6	—	6
Change in fair value of interest rate swap designated as a cash flow hedge, net	77	84	161	744	(11)	733
Accumulated other comprehensive income (loss)	$1,213	$823	$2,036	$(3,775)	$(1,565)	$(5,340)

	Nine months ended September 30,
	2019			2018
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized (loss) gain, available for sale, net	$(1,647)	$5,624	$3,977	$(71)	$(4,065)	$(4,136)
Reclassification of realized gain, net	(1,925)	(181)	(2,106)	(1,914)	(29)	(1,943)
Unrealized loss, transfer from available for sale to held to maturity, net	5	(1)	4	7	(1)	6
Change in fair value of interest rate swap designated as a cash flow hedge, net	491	(330)	161	407	326	733
Accumulated other comprehensive (loss) income	$(3,076)	$5,112	$2,036	$(1,571)	$(3,769)	$(5,340)

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. STOCK-BASED COMPENSATION
Equity Incentive Plan. The Company’s 2017 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity grants and awards, such as restricted stock, restricted stock units, stock options and stock appreciation rights, to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. The Plan has reserved 600,000 shares of common stock for grant, award or issuance to eligible participants, including shares underlying granted options. As of September 30, 2019, 398,611 shares were available for future grants under the Plan. Shares covered by awards that expire or terminate will again be available for the grant of awards under the Plan.
Stock Options
The Company uses a Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes option pricing model incorporates various highly subjective assumptions, including expected term and expected volatility. The assumptions presented below were used for the options granted during the nine months ended September 30, 2019.

Expected dividends	0.82%
Expected volatility	27.26%
Risk-free interest rate	2.63%
Expected term (in years)	6.5
Weighted-average grant date fair value	$7.30

Stock option expense in the accompanying consolidated statements of income for the three and nine months ended September 30, 2019 was $83,000 and $0.2 million, respectively, and $69,000 and $0.2 million for the three and nine months ended September 30, 2018, respectively. At September 30, 2019, there was $0.6 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 3.05 years.
The table below summarizes stock option activity for the periods presented.

	Nine months ended September 30,
	2019		2018
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	340,646	$15.98	322,917	$15.09
Granted	36,984	24.40	31,788	24.30
Forfeited	—	—	(1,333)	14.00
Exercised	(12,082)	14.10	(12,415)	14.07
Outstanding at end of period	365,548	$16.90	340,957	$15.99
Exercisable at end of period	217,944	$15.14	99,917	$15.17

At September 30, 2019, the shares underlying outstanding stock options and exercisable stock options had aggregate intrinsic values of $2.5 million and $1.9 million, respectively.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Historically, the Company has issued restricted stock awards to Plan participants. Beginning in 2019, the Company issued time vested restricted stock units to its non-employee directors and certain officers of the Company with vesting terms ranging from two years to five years. The total share-based compensation expense to be recognized for these awards is determined based on the market price of the Company’s common stock at the grant date applied to the total number of units awarded and is amortized over the vesting period.
Stock compensation expense related to time vested restricted stock and restricted stock units in the accompanying consolidated statements of income was $0.3 million and $0.8 million for the three and nine months ended September 30, 2019, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2018, respectively. At September 30, 2019, there was $3.0 million of unrecognized compensation cost related to time vested restricted stock and restricted stock units that is expected to be recognized over a weighted average period of 3.45 years.
The restricted stock and restricted stock unit activity is shown below for the periods presented.

	Nine months ended September 30,
	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of period	135,848	$20.47	112,688	$17.28
Granted	77,239	24.44	60,260	24.35
Forfeited	(5,828)	23.70	(2,767)	20.90
Earned and issued	(40,858)	19.71	(33,207)	16.80
Balance at end of period	166,401	$22.32	136,974	$20.44

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS
As part of its liability management, the Company utilizes pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 4.9 years. As of September 30, 2019, the Company had one interest rate swap agreement for a total notional amount of $50.0 million designated as a cash flow hedge. The interest rate swap was determined to be fully effective during the periods presented, and therefore no amount of ineffectiveness has been included in net income. The derivative contract is between the Company and a single counterparty. To mitigate credit risk, securities are pledged to the Company by the counterparty in an amount greater than or equal to the gain position of the derivative contracts.
For the three and nine months ended September 30, 2019, a gain of $0.1 million and a loss of $0.3 million, respectively, have been recognized in “Other comprehensive income (loss)” in the accompanying consolidated statements of comprehensive income for the change in fair value of the interest rate swaps compared to a loss of $11,000 and a gain of $0.3 million recognized for the three and nine months ended September 30, 2018, respectively. The swap contract had a fair value of $0.2 million at September 30, 2019 and has been recorded in “Other assets” in the accompanying consolidated balance sheet. The accumulated gain of $0.2 million included in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheet would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contract.
Customer Derivatives – Interest Rate Swaps
In the third quarter of 2019, the Company began entering into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the quarter ended September 30, 2019.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

If quoted market prices are not available, the Company estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy if observable inputs are available, include obligations of U.S. government agencies and corporations, obligations of state and political subdivisions, corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities, and other equity securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Company classifies those securities in level 3. At September 30, 2019 and 2018, the majority of our level 3 investments was obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using an option-adjusted discounted cash flow model which is based on readily traded comparable municipal credits and current spreads to the yield curves, adjusted for illiquidity of the local municipal market and sinking funds, if applicable.
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

	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Assets:
Obligations of U.S. government agencies and corporations	$30,680	$—	$30,680	$—
Obligations of state and political subdivisions	33,537	—	14,134	19,403
Corporate bonds	19,022	—	17,687	1,335
Residential mortgage-backed securities	107,126	—	107,126	—
Commercial mortgage-backed securities	70,814	—	70,814	—
Equity securities	1,975	1,975	—	—
Derivative financial instruments	204	—	204	—
Total assets	$263,358	$1,975	$240,645	$20,738

December 31, 2018
Assets:
Obligations of U.S. government agencies and corporations	$7,870	$—	$7,870	$—
Obligations of state and political subdivisions	33,986	—	15,178	18,808
Corporate bonds	15,509	—	14,174	1,335
Residential mortgage-backed securities	134,927	—	134,927	—
Commercial mortgage-backed securities	56,689	—	56,689	—
Equity securities	1,699	1,699	—	—
Derivative financial instruments	622	—	622	—
Total assets	$251,302	$1,699	$229,460	$20,143
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the nine months ended September 30, 2019 and September 30, 2018 (dollars in thousands).

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2018	$18,808	$1,335	$20,143
Realized gains (losses) included in earnings	—	—	—
Unrealized gains (losses) included in other comprehensive income	618	—	618
Purchases	—	—	—
Sales	—	—	—
Maturities, prepayments, and calls	(23)	—	(23)
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at September 30, 2019	$19,403	$1,335	$20,738

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2017	$19,543	$1,325	$20,868
Realized gains (losses) included in earnings	—	—	—
Unrealized (losses) gains included in other comprehensive income	(719)	(3)	(722)
Purchases	—	—	—
Sales	—	—	—
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at September 30, 2018	$18,824	$1,322	$20,146
There were no liabilities measured at fair value on a recurring basis using level 3 inputs at September 30, 2019 and December 31, 2018. For the three and nine months ended September 30, 2019 and 2018, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at September 30, 2019 or December 31, 2018 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
September 30, 2019
Impaired loans	$16	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	43%
Other real estate owned	30	Underlying collateral value, Third party appraisals	Collateral discounts and discount rates	38%	38%
December 31, 2018
Impaired loans	$383	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	15%
Other real estate owned	3,270	Underlying collateral value, Third party appraisals	Collateral discounts and discount rates	15%	15%

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	September 30, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$29,001	$29,001	$29,001	$—	$—
Investment securities	276,497	276,565	—	250,804	25,761
Equity securities	18,767	18,767	1,975	16,792	—
Loans, net of allowance	1,576,003	1,581,764	—	—	1,581,764
Derivative financial instruments	204	204	—	204	—

Financial liabilities:
Deposits, noninterest-bearing	$291,039	$291,039	$—	$291,039	$—
Deposits, interest-bearing	1,294,318	1,311,695	—	—	1,311,695
FHLB short-term advances and repurchase agreements	105,768	105,768	—	105,768	—
FHLB long-term advances	78,100	78,064	—	—	78,064
Junior subordinated debt	5,884	7,781	—	—	7,781
Subordinated debt	18,600	23,774	—	23,774	—

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$17,134	$17,134	$17,134	$—	$—
Federal funds sold	6	6	6	—	—
Investment securities	265,047	264,786	—	234,053	30,733
Equity securities	13,562	13,562	1,699	11,863	—
Loans, net of allowance	1,391,371	1,374,292	—	—	1,374,292
Derivative financial instruments	622	622	—	622	—

Financial liabilities:
Deposits, noninterest-bearing	$217,457	$217,457	$—	$217,457	$—
Deposits, interest-bearing	1,144,274	1,095,639	—	—	1,095,639
FHLB short-term advances and repurchase agreements	205,399	205,399	—	205,399	—
FHLB long-term advances	3,090	2,712	—	—	2,712
Junior subordinated debt	5,845	7,420	—	—	7,420
Subordinated debt	18,600	19,187	—	19,187	—

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. INCOME TAXES
The expense for income taxes and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Income tax expense	$1,107	$516	$3,275	$2,823
Effective tax rate	19.2%	11.3%	19.5%	21.6%
For the three and nine months ended September 30, 2019, the effective tax rate differs from the statutory tax rate of 21%, effective January 1, 2018, due to tax exempt interest income earned on certain investment securities. The Company’s income tax expense for the three months ended September 30, 2018 includes a discrete tax benefit of $0.3 million related to the return-to-provision adjustments, resulting in a decrease in the effective tax rate for the period. In addition, income tax expense for the nine months ended September 30, 2018 includes a $0.6 million charge directly related to the revaluation of its deferred tax assets and liabilities as a result of the Tax Act, which is the primary reason the effective tax rate is greater than the statutory rate of 21%.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments
The Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $102,000 and $66,000 at September 30, 2019 and December 31, 2018, respectively.
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
The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	September 30, 2019	December 31, 2018
Commitments to extend credit
Loan commitments	$193,804	$263,002
Standby letters of credit	13,883	11,114
Additionally, at September 30, 2019, the Company had unfunded commitments of $38,000 for its investment in Small Business Investment Company qualified funds.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. LEASES
On January 1, 2019, the Company adopted ASU 2016-02, Leases, as further explained in Note 1, Summary of Significant Accounting Policies. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. Prior to the Mainland acquisition on March 1, 2019, the Company leased only one of its properties, a future branch location expected to be opened in 2020. With the Mainland acquisition, the Company increased its branch network by three branches, of which two are operated under lease agreements. In addition, the Company entered into a lease agreement in the third quarter of 2019 for its second location in the Lafayette, Louisiana market, which opened on October 28, 2019. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.
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
Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately, as the non-lease component amounts are readily determinable. No operating lease expense was recorded in the three and nine months ended September 30, 2018 as the Company had no operating leases until December 31, 2018.
Quantitative information regarding the Company’s operating leases is presented below as of and for the nine months ended September 30, 2019 (dollars in thousands).

Total operating lease cost	$229.0
Weighted-average remaining lease term (in years)	10.7
Weighted-average discount rate	3.1%
As of September 30, 2019, the Company’s lease ROU assets and related lease liabilities were each $3.4 million, and have remaining terms ranging from 4 to 12 years, including extension options if the Company is reasonably certain they will be exercised.
Future minimum lease payments due under non-cancelable operating leases at September 30, 2019 are presented below (dollars in thousands).

2019	$90
2020	398
2021	403
2022	408
2023	405
Thereafter	2,352
Total	$4,056
At September 30, 2019, the Company had not entered into any material leases that have not yet commenced.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. SUBSEQUENT EVENTS
On August 20, 2019, the Company announced that the Bank entered into a Purchase and Assumption Agreement (“Agreement”), pursuant to which the Bank will acquire certain assets, deposits and other liabilities relating to two existing branch locations of Dallas, Texas-based PlainsCapital Bank (“PlainsCapital”), a wholly-owned subsidiary of Hilltop Holdings Inc. The branches are located in the Texas cities of Victoria and Alice.
Under the terms of the Agreement, the Bank expects to acquire approximately $42 million in deposits and approximately $52 million in loans. In addition, the Bank will acquire substantially all the fixed assets at the branch locations and will assume the leases for the branch facilities. The transaction is expected to close in the first quarter of 2020, subject to regulatory approvals and other customary closing conditions.
On November 1, 2019, the Company and the Bank completed the previously announced acquisition of Bank of York in York, Alabama (“Bank of York”). The acquisition was completed pursuant to the terms of the Agreement and Plan of Reorganization (the “Merger Agreement”), dated July 30, 2019, by and among the Company, the Bank and Bank of York.
Under the terms of the Merger Agreement, all of the issued and outstanding shares of Bank of York common stock were converted into aggregate merger consideration of $15.0 million.
At November 1, 2019, Bank of York had approximately $101 million in assets, $46 million in loans, $85 million in deposits and $11 million in stockholders’ equity. Bank of York offers a full range of banking products and services to the residents of Sumter and Tuscaloosa Counties through its two branch locations in York and Livingston, Alabama and a loan production office in Tuscaloosa, Alabama.

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

•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;

•	our dependence on our management team, and our ability to attract and retain qualified personnel;

•	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers;

•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;

•	the concentration of our business within our geographic areas of operation in Louisiana, Texas and Alabama; and

•	concentration of credit exposure.
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
Through our wholly-owned subsidiary, Investar Bank, National Association, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses in our primary areas of operation in southeast Louisiana including Baton Rouge, New Orleans, Lafayette, and their surrounding metropolitan areas, and in southeast Texas, including Houston and its surrounding metropolitan areas. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter and its name changed to Investar Bank, National Association. We currently operate 22 full service branches in Louisiana, three full service branches in Texas, and two full service branches in Alabama.
Our strategy includes organic growth through high quality loans and new branches, and growth through acquisitions. We have completed six acquisitions since 2011 and regularly review acquisition opportunities. On March 1, 2019, we completed our acquisition of Mainland Bank, a Texas state bank, expanding our footprint into Texas, as described further below and in Note 13. In addition, on November 1, 2019, we completed our acquisition of Bank of York in Alabama.
On August 20, 2019, we announced that we had entered into an agreement whereby the Bank has agreed to acquire certain assets, deposits and other liabilities relating to two existing branch locations of Dallas-based PlainsCapital Bank. The branches are located in the Texas cities of Victoria and Alice. Under the terms of the agreement, the Bank expects to acquire approximately $42 million in deposits and $52 million in loans. In addition, the Bank will acquire substantially all of the fixed assets at the branch locations, and will assume the leases for the branch facilities. The transaction is expected to close in the first quarter of 2020, subject to regulatory approvals and other customary closing conditions.
In addition, we opened a new branch in Lafayette, Louisiana in October 2019 that expands the Bank’s presence to five branches in the Acadiana market. We also announced that another branch will be opened in the fourth quarter of 2019 in Westlake, Louisiana, which will be the Bank’s first branch in the Lake Charles, Louisiana area.
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

Acquisitions. On March 1, 2019, the Company completed the acquisition of Mainland Bank (“Mainland”), a Texas state bank located in Texas City, Texas. The Company acquired 100% of Mainland’s outstanding common shares for approximately $18.6 million in the form of 763,849 shares of the Company’s common stock. The acquisition of Mainland expanded the Company’s branch footprint into Texas and increased the core deposit base. On the date of acquisition, Mainland had total assets with a fair value of approximately $128.5 million, $82.4 million in loans, and $107.6 million in deposits, and served the residents of Harris and Galveston counties through its three branch locations. The Company recorded a core deposit intangible and goodwill of $2.4 million and $4.5 million, respectively, related to the acquisition of Mainland.
Discussion and Analysis of Financial Condition
For the nine months ended September 30, 2019, net income was $13.5 million, or $1.35 and $1.34 per basic and diluted common share, respectively, compared to net income of $10.3 million, or $1.06 and $1.05 per basic and diluted common share, respectively. for the nine months ended September 30, 2018. Basic and diluted earnings per share increased notwithstanding an increase in the weighted average shares outstanding, due primarily to the issuance of 763,849 shares of common stock in connection with the acquisition of Mainland on March 1, 2019. For the nine months ended September 30, 2019, our net interest margin was 3.53%, return on average assets was 0.93%, and return on average equity was 8.99%. From December 31, 2018 to September 30, 2019, total loans increased $185.5 million, or 13.2%, and total deposits increased $223.6 million, or 16.4%. At September 30, 2019, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations.
Loans
General. Loans constitute our most significant asset, comprising 78.6% and 78.4% of our total assets at September 30, 2019 and December 31, 2018, respectively. Total loans increased $185.5 million, or 13.2%, to $1.59 billion at September 30, 2019 compared to $1.40 billion at December 31, 2018. Excluding acquired loans with a total balance of $73.2 million, total loans at September 30, 2019 increased $112.3 million, or 8.0%, compared to December 31, 2018.
The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands).

	September 30, 2019		December 31, 2018
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Construction and development	$176,674	11.1%	$157,946	11.3%
1-4 Family	310,298	19.6	287,137	20.5
Multifamily	58,243	3.7	50,501	3.6
Farmland	24,629	1.6	21,356	1.5
Commercial real estate
Owner-occupied	339,240	21.4	298,222	21.3
Nonowner-occupied	353,910	22.3	328,782	23.5
Total mortgage loans on real estate	1,262,994	79.7	1,143,944	81.7
Commercial and industrial	293,152	18.4	210,924	15.0
Consumer	30,196	1.9	45,957	3.3
Total loans	$1,586,342	100.0%	$1,400,825	100.0%
At September 30, 2019, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $632.4 million, an increase of $123.2 million, or 24.2%, compared to $509.1 million at December 31, 2018. The increase in the business lending portfolio is primarily attributable to the increased production of our Commercial and Industrial Division. The commercial real estate and commercial and industrial loans acquired from Mainland totaled $45.7 million at September 30, 2019.
Consumer loans totaled $30.2 million at September 30, 2019, a decrease of $15.8 million, or 34.3%, compared to $46.0 million at December 31, 2018. The decrease in consumer loans is attributable to the scheduled paydowns of the consumer loans, most of which relate to our former indirect auto loan business.

The following table sets forth loans outstanding at September 30, 2019, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$130,017	$25,810	$15,978	$3,830	$1,039	$176,674
1-4 Family	43,073	85,138	48,625	27,524	105,938	310,298
Multifamily	731	29,351	26,724	—	1,437	58,243
Farmland	5,961	11,116	7,343	96	113	24,629
Commercial real estate
Owner-occupied	35,963	142,498	90,732	57,845	12,202	339,240
Nonowner-occupied	30,647	148,983	144,547	29,733	—	353,910
Total mortgage loans on real estate	246,392	442,896	333,949	119,028	120,729	1,262,994
Commercial and industrial	154,688	81,209	42,846	6,091	8,318	293,152
Consumer	3,244	23,035	3,731	181	5	30,196
Total loans	$404,324	$547,140	$380,526	$125,300	$129,052	$1,586,342
Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2019 and December 31, 2018, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.
Investment Securities
We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 13.7% of our total assets and totaled $276.5 million at September 30, 2019, an increase of $11.5 million, or 4.3%, from $265.0 million at December 31, 2018. The increase in investment securities at September 30, 2019 compared to December 31, 2018 primarily resulted from purchases of obligations of U.S. government agencies and corporations and commercial mortgage-backed securities offset by the sales of residential mortgage-backed securities as we sought to better position the balance sheet for potential reductions in short term interest rates. On July 31, 2019, the Federal Reserve lowered the target range for the federal funds rate by 25 basis points to 2.00 to 2.25%, then further reduced the rate by 25 basis points on both September 18, 2019 to 1.75 to 2.00% and October 30, 2019 to 1.50 to 1.75%.
The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	September 30, 2019		December 31, 2018
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of U.S. government agencies and corporations	$30,680	11.1%	$7,870	3.0%
Obligations of state and political subdivisions	43,894	13.9	44,685	16.9
Corporate bonds	19,022	6.9	15,509	5.8
Residential mortgage-backed securities	112,087	42.5	140,294	52.9
Commercial mortgage-backed securities	70,814	25.6	56,689	21.4
Total	$276,497	100.0%	$265,047	100.0%

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
The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at September 30, 2019 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$755	5.88%	$3,405	5.88%	$6,197	3.94%	$—	—%
Residential mortgage-backed securities	—	—	—	—	—	—	4,961	2.85
Available for sale:
Obligations of U.S. government agencies and corporations	—	—	2,743	2.09	23,548	3.68	4,357	3.84
Obligations of state and political subdivisions	2,183	1.93	4,449	2.35	13,834	2.63	12,624	4.15
Corporate bonds	—	—	4,139	3.70	15,110	3.73	—	—
Residential mortgage-backed securities	—	—	266	3.10	315	2.88	105,267	2.52
Commercial mortgage-backed securities	—	—	1,704	2.59	13,865	2.62	54,407	2.98
	$2,938		$16,706		$72,869		$181,616
The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.
Deposits
The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at September 30, 2019 and December 31, 2018 (dollars in thousands).

	September 30, 2019		December 31, 2018
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$291,039	18.4%	$217,457	16.0%
Interest-bearing demand deposits	305,361	19.2	295,212	21.7
Money market deposit accounts	194,757	12.3	179,340	13.2
Savings accounts	110,636	7.0	104,146	7.6
Time deposits	683,564	43.1	565,576	41.5
Total deposits	$1,585,357	100.0%	$1,361,731	100.0%
Total deposits were $1.6 billion at September 30, 2019, an increase of $223.6 million, or 16.4%, compared to December 31, 2018. Deposits acquired from Mainland totaled $107.6 million at the March 1, 2019 acquisition date.

The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at September 30, 2019 and December 31, 2018 (dollars in thousands).

	September 30, 2019		December 31, 2018
	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Time remaining until maturity:
Three months or less	$71,818	$1,168	$76,435	$1,488
Over three months through six months	85,878	1,817	72,177	220
Over six months through twelve months	179,841	1,928	100,215	1,840
Over one year through three years	98,664	4,024	67,820	4,704
Over three years	14,886	2,044	9,737	1,835
	$451,087	$10,981	$326,384	$10,087
Borrowings
Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bank (“FNBB”) and The Independent Bankers Bank (“TIB”), junior subordinated debentures assumed through acquisitions, and subordinated debt issued in 2017.
Securities sold under agreements to repurchase increased $0.1 million to $2.1 million at September 30, 2019 from $2.0 million at December 31, 2018. Our advances from the FHLB were $181.7 million at September 30, 2019, a decrease of $24.8 million, or 12.0%, from FHLB advances of $206.5 million at December 31, 2018. We had no outstanding balances drawn on unsecured lines of credit at September 30, 2019 or December 31, 2018. The carrying value of the subordinated debt was $18.3 million and $18.2 million at September 30, 2019 and December 31, 2018, respectively. The $5.9 million and $5.8 million in junior subordinated debt at September 30, 2019 and December 31, 2018, respectively, represent the junior subordinated debentures that we assumed through acquisition.
The average balances and cost of funds of short-term borrowings for the nine months ended September 30, 2019 and 2018 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Federal funds purchased and other short-term borrowings	$124,201	$127,415	2.17%	1.76%
Securities sold under agreements to repurchase	2,543	19,915	1.50	0.90
Total short-term borrowings	$126,744	$147,330	2.15%	1.64%
The main source of our short-term borrowings are advances from the FHLB. The rate charged for these advances is directly tied to the Federal Reserve Bank’s federal funds rate. The Federal Reserve increased the target range for the federal funds rate by a total of 75 basis points during 2017 and 100 basis points during 2018. In light of the implications of global developments for the economic outlook as well as muted inflation pressure, the Federal Reserve decreased the target range for the federal funds rate on July 31, 2019 to 2.00 to 2.25%, September 18, 2019 to 1.75 to 2.00%, and October 30, 2019 to 1.50 to 1.75%.
Results of Operations
Performance Summary
Three months ended September 30, 2019 vs. three months ended September 30, 2018. For the three months ended September 30, 2019, net income was $4.7 million, or $0.46 per basic and diluted common share, compared to net income of $4.0 million, or $0.42 per basic common share and $0.41 per diluted common share for the three months ended September 30, 2018. Return on average assets decreased to 0.92% for the three months ended September 30, 2019 compared to 0.94% for the three months ended September 30, 2018. Return on average equity was 8.84% for the three months ended September 30, 2019 compared to 8.98% for the three months ended September 30, 2018.

Nine months ended September 30, 2019 vs. nine months ended September 30, 2018. For the nine months ended September 30, 2019, net income was $13.5 million, or $1.35 per basic common share and $1.34 per diluted common share, compared to net income of $10.3 million, or $1.06 per basic common share and $1.05 per diluted common share, for the nine months ended September 30, 2018. Return on average assets increased to 0.93% for the nine months ended September 30, 2019 compared to 0.83% for the nine months ended September 30, 2018. Return on average equity was 8.99% for the nine months ended September 30, 2019 compared to 7.80% for the nine months ended September 30, 2018.
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
Three months ended September 30, 2019 vs. three months ended September 30, 2018. Net interest income increased 13.8% to $16.4 million for the three months ended September 30, 2019 compared to $14.4 million for the same period in 2018. This increase is due primarily to the $249.7 million and $7.6 million increases in average loans and average investment securities, respectively, compared to the same period in 2018, resulting in a $4.1 million increase in interest income, discussed in more detail below. Average interest-bearing deposits increased approximately $239.3 million and average short- and long-term borrowings decreased $51.8 million for the three months ended September 30, 2019 compared to the same period in 2018, resulting in a $2.1 million increase in interest expense, also discussed in more detail below. The increases in both average interest-earning assets and interest-bearing liabilities are results of both organic growth of the Company and the acquisition of Mainland on March 1, 2019.
Interest income was $22.9 million for the three months ended September 30, 2019 compared to $18.8 million for the same period in 2018. Loan interest income made up substantially all of our interest income for the three months ended September 30, 2019 and 2018. An increase in interest income of $3.3 million can be attributed to an increase in the volume of interest-earning assets and an increase of $0.8 million can be attributed to an increase in the yield earned on those assets. The overall yield on interest-earning assets was 4.86% and 4.65% for the three months ended September 30, 2019 and 2018, respectively. The loan portfolio yielded 5.30% for the three months ended September 30, 2019 compared to 5.12% for the three months ended September 30, 2018, while the yield on the investment portfolio was 2.69% for the three months ended September 30, 2019 compared to 2.57% for the three months ended September 30, 2018.
Interest expense was $6.5 million for the three months ended September 30, 2019, an increase of $2.1 million compared to interest expense of $4.4 million for the three months ended September 30, 2018, as a result of an increase of $0.5 million attributed to the increase in volume and $1.6 million attributed to the increase in the cost of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $187.5 million for the three months ended September 30, 2019 compared to the same period in 2018 mainly as a result of a $239.3 million increase in interest-bearing deposits, as average short- and long-term borrowings decreased $51.8 million. The cost of deposits increased 47 basis points to 1.61% for the three months ended September 30, 2019 compared to 1.14% for the three months ended September 30, 2018 as a result of the increase in the rates offered for our interest-bearing demand accounts and time deposits. The cost of interest-bearing liabilities increased 39 basis points to 1.73% for the three months ended September 30, 2019 compared to 1.34% for the same period in 2018, due to the increase in the cost of deposits, as well as the increase in the cost of short-term borrowings, of 47 and 28 basis points, respectively.
Net interest margin was 3.48% for the three months ended September 30, 2019, a decrease of 8 basis points from 3.56% for the three months ended September 30, 2018. The decrease in net interest margin was primarily driven by an increase in the cost of funds required to fund the increase in assets.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended September 30, 2019 and 2018. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended September 30,
	2019			2018
	Average Balance	Interest Income/ Expense (1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,560,841	$20,844	5.30%	$1,311,158	$16,905	5.12%
Securities:
Taxable	240,339	1,649	2.72	230,299	1,506	2.60
Tax-exempt	31,688	199	2.49	34,108	204	2.37
Interest-earning balances with banks	31,350	162	2.05	28,146	162	2.29
Total interest-earning assets	1,864,218	22,854	4.86	1,603,711	18,777	4.65
Cash and due from banks	23,394			16,938
Intangible assets	26,233			19,926
Other assets	95,437			73,722
Allowance for loan losses	(10,042)			(8,564)
Total assets	$1,999,240			$1,705,733
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$507,293	$1,358	1.06%	$394,545	$823	0.83%
Savings deposits	111,279	127	0.45	117,795	140	0.47
Time deposits	666,074	3,713	2.21	532,986	2,031	1.51
Total interest-bearing deposits	1,284,646	5,198	1.61	1,045,326	2,994	1.14
Short-term borrowings	117,345	624	2.11	157,595	727	1.83
Long-term debt	86,785	666	3.04	98,327	671	2.71
Total interest-bearing liabilities	1,488,776	6,488	1.73	1,301,248	4,392	1.34
Noninterest-bearing deposits	285,643			215,587
Other liabilities	15,864			10,163
Stockholders’ equity	208,957			178,735
Total liabilities and stockholders’ equity	$1,999,240			$1,705,733
Net interest income/net interest margin		$16,366	3.48%		$14,385	3.56%

(1)
Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the three months ended September 30, 2019 compared to the same period in 2018 (dollars in thousands).

	Three months ended September 30, 2019 vs. three months ended September 30, 2018
	Volume	Rate	Net(1)
Interest income:
Loans	$3,219	$720	$3,939
Securities:
Taxable	66	77	143
Tax-exempt	(14)	9	(5)
Interest-earning balances with banks	18	(18)	—
Total interest-earning assets	3,289	788	4,077
Interest expense:
Interest-bearing demand deposits	235	300	535
Savings deposits	(8)	(5)	(13)
Time deposits	507	1,175	1,682
Short-term borrowings	(186)	83	(103)
Long-term debt	(78)	73	(5)
Total interest-bearing liabilities	470	1,626	2,096
Change in net interest income	$2,819	$(838)	$1,981

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018. Net interest income increased 12.4% to $47.9 million for the nine months ended September 30, 2019 compared to $42.6 million for the same period in 2018. This increase is due primarily to the $226.5 million and $17.6 million increases in average loans and average investment securities, respectively, compared to the same period in 2018, resulting in a $12.0 million increase in interest income, discussed in more detail below. Average interest-bearing deposits increased approximately $218.7 million and average short- and long-term borrowings decreased $25.3 million for the nine months ended September 30, 2019 compared to the same period in 2018, resulting in a $6.7 million increase in interest expense, also discussed in more detail below. The increases in both average interest-earning assets and interest-bearing liabilities are results of both organic growth of the Company and the acquisition of Mainland on March 1, 2019.
Interest income was $65.9 million for the nine months ended September 30, 2019 compared to $54.0 million for the same period in 2018. Loan interest income made up substantially all of our interest income for the nine months ended September 30, 2019 and 2018. An increase in interest income of $9.0 million can be attributed to an increase in the volume of interest-earning assets and an increase of $2.9 million can be attributed to an increase in the yield earned on those assets. The overall yield on interest-earning assets was 4.87% and 4.62% for the nine months ended September 30, 2019 and 2018, respectively. The loan portfolio yielded 5.29% for the nine months ended September 30, 2019 compared to 5.09% for the nine months ended September 30, 2018, while the yield on the investment portfolio was 2.80% for the nine months ended September 30, 2019 compared to 2.53% for the nine months ended September 30, 2018.
Interest expense was $18.1 million for the nine months ended September 30, 2019, an increase of $6.7 million compared to interest expense of $11.4 million for the nine months ended September 30, 2018, as a result of an increase of $1.3 million attributed to the increase in volume and $5.4 million attributed to the increase in the cost of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $193.4 million for the nine months ended September 30, 2019 compared to the same period in 2018 mainly as a result of a $218.7 million increase in interest-bearing deposits, as average short- and long-term borrowings decreased $25.3 million. The cost of deposits increased 50 basis points to 1.51% for the nine months ended September 30, 2019 compared to 1.01% for the nine months ended September 30, 2018 as a result of the increase in the rates offered for our interest-bearing demand accounts and time deposits. The cost of interest-bearing liabilities increased 45 basis points to 1.66% for the nine months ended September 30, 2019 compared to 1.21% for the same period in 2018, due to the increase in the cost of deposits, as well as the increase in the cost of short-term borrowings, of 50 and 51 basis points, respectively.

Net interest margin was 3.53% for the nine months ended September 30, 2019, a decrease of 11 basis points from 3.64% for the nine months ended September 30, 2018. The decrease in net interest margin was primarily driven by an increase in the cost of funds required to fund the increase in assets.
Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the nine months ended September 30, 2019 and 2018. Averages presented in the table below are daily averages (dollars in thousands).

	Nine months ended September 30,
	2019			2018
	Average Balance	Interest Income/ Expense (1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,507,335	$59,621	5.29%	$1,280,883	$48,754	5.09%
Securities:
Taxable	240,508	5,104	2.84	220,514	4,200	2.55
Tax-exempt	31,853	593	2.49	34,243	613	2.39
Interest-earning balances with banks	31,030	610	2.63	26,138	397	2.03
Total interest-earning assets	1,810,726	65,928	4.87	1,561,778	53,964	4.62
Cash and due from banks	22,245			16,871
Intangible assets	25,026			19,958
Other assets	87,328			73,491
Allowance for loan losses	(9,797)			(8,245)
Total assets	$1,935,528			$1,663,853
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$505,331	$4,045	1.07%	$376,214	$2,044	0.73%
Savings deposits	109,678	372	0.45	119,932	416	0.46
Time deposits	620,207	9,571	2.06	520,349	5,213	1.34
Total interest-bearing deposits	1,235,216	13,988	1.51	1,016,495	7,673	1.01
Short-term borrowings	126,744	2,043	2.15	147,330	1,813	1.64
Long-term debt	90,989	2,044	3.00	95,735	1,915	2.68
Total interest-bearing liabilities	1,452,949	18,075	1.66	1,259,560	11,401	1.21
Noninterest-bearing deposits	267,680			218,268
Other liabilities	13,932			10,005
Stockholders’ equity	200,967			176,020
Total liabilities and stockholders’ equity	$1,935,528			$1,663,853
Net interest income/net interest margin		$47,853	3.53%		$42,563	3.64%

(1)
Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the nine months ended September 30, 2019 compared to the same period in 2018 (dollars in thousands).

	Nine months ended September 30, 2019 vs. nine months ended September 30, 2018
	Volume	Rate	Net(1)
Interest income:
Loans	$8,619	$2,248	$10,867
Securities:
Taxable	381	523	904
Tax-exempt	(43)	23	(20)
Interest-earning balances with banks	74	139	213
Total interest-earning assets	9,031	2,933	11,964
Interest expense:
Interest-bearing demand deposits	701	1,300	2,001
Savings deposits	(36)	(8)	(44)
Time deposits	1,001	3,357	4,358
Short-term borrowings	(253)	483	230
Long-term debt	(95)	224	129
Total interest-bearing liabilities	1,318	5,356	6,674
Change in net interest income	$7,713	$(2,423)	$5,290

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
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
Three months ended September 30, 2019 vs. three months ended September 30, 2018. Total noninterest income increased $0.4 million, or 32.9%, to $1.6 million for the three months ended September 30, 2019 compared to $1.2 million for the three months ended September 30, 2018. The increase in noninterest income is mainly attributable to the $0.4 million increase in other operating income. Other operating income includes, among other things, various operations fees and income recognized on certain equity method investments. The $0.4 million increase in other operating income is primarily due to a $0.1 million increase in income recorded on an equity method investment during the three months September 30, 2019 compared to same period in 2018, as well as other increases due to organic growth and growth through acquisition.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018. Total noninterest income increased $1.1 million, or 33.3%, to $4.6 million for the nine months ended September 30, 2019 compared to $3.5 million for the nine months ended September 30, 2018. The increase in noninterest income is mainly attributable to the $0.8 million increase in other operating income and the $0.2 million increases in both the fair value of equity securities and gain on sale of investment securities, partially offset by a $0.3 million decrease in servicing fees and fee income on serviced loans.
The $0.8 million increase in other operating income is primarily due to a $0.3 million increase in income recorded on an equity method investment during the nine months ended September 30, 2019 compared to same period in 2018, in which a loss was recorded on the equity investment. There were also other increases in other operating income due to organic growth and growth through acquisition, including ATM and credit card fees.

The $0.2 million increase in the fair value of equity securities compared to the nine months ended September 30, 2018 is attributable to closing prices and mix of equity securities held by the Company at September 30, 2019 and fluctuates with market activity. The $0.2 million increase in the gain on sale of investment securities is due to $0.2 million in net gains recognized during the nine months ended September 30, 2019 on the sales of approximately $61.9 million in investment securities as we sought to better position the balance sheet for potential reductions in short term interest rates.
Servicing fees and fee income on serviced loans decreased $0.3 million, or 38.9%, to $0.5 million for the nine months ended September 30, 2019 compared to $0.8 million for the same period in 2018. The Bank’s servicing portfolio primarily consists of indirect auto loans. As this portfolio of loans ages, and consequently decreases in principal value, the servicing fees and fee income on serviced loans earned will continue to decrease.
Noninterest Expense
Three months ended September 30, 2019 vs. three months ended September 30, 2018. Total noninterest expense was $11.7 million for the three months ended September 30, 2019, an increase of $1.4 million, or 13.9%, compared to the same period in 2018. The increase in noninterest expense for the third quarter of 2019 compared to the third quarter of 2018 is primarily attributable to increases in depreciation and amortization, salaries and employee benefits, data processing and acquisition expense. The increase in depreciation and amortization resulted from various projects including equipment upgrades at acquired branches, as well as the acquisition of Mainland, which added fixed assets of approximately $2.6 million in March 2019. The increase in salaries and employee benefits compared to the third quarter of 2018 is mainly attributable to the staffing mix throughout the year, as well as the additional staff from the Mainland acquisition. Data processing expense increased due to the increase in the volume of bank activity after the Company added the three branches from the Mainland acquisition. The increase in acquisition expense compared to the third quarter of 2018 is a result of the acquisition of Bank of York in York, Alabama which the Company announced in July 2019 and closed on November 1, 2019.
Nine months ended September 30, 2019 vs. nine months ended September 30, 2018. Total noninterest expense was $34.5 million for the nine months ended September 30, 2019, an increase of $3.6 million, or 11.5%, compared to the same period in 2018. The increase is primarily attributable to increases in depreciation and amortization, salaries and employee benefits, acquisition expense and other operating expense. The $0.6 million increase in depreciation and amortization compared to the nine months ended September 30, 2018 resulted from various projects, discussed above, and the acquisition of Mainland. The $1.6 million increase in salaries and employee benefits compared to the nine months ended September 30, 2018 is mainly attributable to the staffing mix throughout the year, discussed above, as well as the additional staff from the Mainland acquisition. The $0.6 million increase in other operating expenses compared to the nine months ended September 30, 2018 is primarily attributable to increased software expense and debit and credit card activity. The increase in acquisition expenses compared to the nine months ended September 30, 2018 is a result of the acquisition of Bank of York, mentioned above.
Income Tax Expense
Income tax expense for the three months ended September 30, 2019 was $1.1 million, an increase of $0.6 million compared to $0.5 million for the three months ended September 30, 2018. The effective tax rate for the three months ended September 30, 2019 and 2018 was 19.2% and 11.3%, respectively. The Company’s income tax expense for the three months ended September 30, 2018 includes a discrete tax benefit of $0.3 million related to the return-to-provision adjustments, resulting in a decrease in the effective tax rate for the period.
Income tax expense for the nine months ended September 30, 2019 was $3.3 million, an increase of $0.5 million compared to $2.8 million for the nine months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019 and 2018 was 19.5% and 21.6%, respectively. In addition to the discrete tax benefit mentioned above, income tax expense for the nine months ended September 30, 2018 includes a charge of $0.6 million as a result of the revaluation of the Company’s deferred tax assets and liabilities required following the enactment of the Tax Act, which is the primary reason the effective tax rate is greater than the statutory rate of 21%.

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

At September 30, 2019 and December 31, 2018, there were no loans classified as loss. At September 30, 2019, there were $0.1 million of loans classified as doubtful compared to $0.1 million at December 31, 2018. At September 30, 2019 and December 31, 2018, there were $5.6 million and $9.5 million, respectively, of loans classified as substandard, and $3.8 million and $0.2 million, respectively, of loans classified as special mention.
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

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by type. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $10.3 million at September 30, 2019, an increase from $9.5 million at December 31, 2018.
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
Impaired loans at September 30, 2019, which include TDRs and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses, were $2.7 million compared to $3.3 million at December 31, 2018. At September 30, 2019 and December 31, 2018, $0.2 million of the allowance for loan losses was specifically allocated to impaired loans.
The provision for loan losses is a charge to expense in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the three months ended September 30, 2019 and 2018, the provision for loan losses was $0.5 million and $0.8 million, respectively. The decrease in the provision for loan losses is primarily attributable to the changes in incremental loan growth, excluding acquired loan balances, as credit quality and other factors impacting our allowance and related provision were relatively unchanged period over period.
For the nine months ended September 30, 2019 and 2018, the provision for loan losses was $1.2 million and $2.0 million, respectively. The decrease in the provision for loan losses is primarily attributable to $0.4 million of charge-offs recorded on a commercial and industrial borrower and the $0.3 million net charge-off activity on consumer loans during the nine months ended September 30, 2018 and the subsequent need to increase the allowance for loan losses.
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

The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	September 30, 2019	December 31, 2018
Construction and development	$1,161	$1,038
1-4 Family	1,476	1,465
Multifamily	386	331
Farmland	95	81
Commercial real estate	4,416	4,182
Total mortgage loans on real estate	7,534	7,097
Commercial and industrial	2,314	1,641
Consumer	491	716
Total	$10,339	$9,454
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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Allowance at beginning of period	$9,924	$8,451	$9,454	$7,891
Provision for loan losses	538	785	1,172	1,977
Charge-offs:
Mortgage loans on real estate:
Construction and development	—	(8)	(51)	(24)
1-4 Family	(3)	(44)	(3)	(79)
Commercial and industrial	(48)	(30)	(48)	(481)
Consumer	(85)	(182)	(258)	(417)
Total charge-offs	(160)	(264)	(384)	(1,001)
Recoveries
Mortgage loans on real estate:
Construction and development	6	2	22	10
1-4 Family	16	14	23	20
Commercial and industrial	—	13	12	54
Consumer	14	20	39	70
Total recoveries	37	49	97	154
Net charge-offs	(123)	(215)	(287)	(847)
Balance at end of period	$10,339	$9,021	$10,339	$9,021
Net charge-offs to:
Loans - average	0.01%	0.02%	0.02%	0.07%
Allowance for loan losses	1.19%	2.38%	2.78%	9.39%
Allowance for loan losses to:
Total loans	0.65%	0.66%	0.65%	0.66%
Nonperforming loans	182.40%	142.16%	182.40%	142.16%
The allowance for loan losses to total loans was 0.65% at September 30, 2019 and 2018. The allowance for loan losses to nonperforming loans increased to 182.40% at September 30, 2019 compared to 142.16% at September 30, 2018. The increase in the allowance for loan losses to nonperforming loans at September 30, 2019 is due to the $0.6 million decrease in nonperforming loans compared to September 30, 2018. Nonperforming loans decreased to $5.7 million at September 30, 2019 compared to $6.3 million at September 30, 2018.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs, which include recoveries of amounts previously charged off, for the three and nine months ended September 30, 2019 were $0.1 million and $0.3 million, respectively, equal to 0.01% of the average loan balance for each period. Net charge-offs for the three and nine months ended September 30, 2018 were $0.2 million and $0.8 million, respectively, equal to 0.02% and 0.07%, respectively, of the average loan balance for the period.

Management believes the allowance for loan losses at September 30, 2019 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.
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
There were 19 loans classified as TDRs at September 30, 2019 that totaled $1.6 million, compared to 24 loans totaling $2.2 million at December 31, 2018. At September 30, 2019, 11 restructured loans were considered TDRs due to a modification of terms through adjustments to maturity, seven restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to forgiveness of interest due on the loan. As of September 30, 2019 and December 31, 2018, two and three of the TDRs, respectively, were in default of their modified terms and are included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.
The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans for which information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	September 30, 2019	December 31, 2018
Nonaccrual loans	$5,598	$5,891
Accruing loans past due 90 days or more	70	58
Total nonperforming loans	5,668	5,949
TDRs	1,104	1,248
Total nonperforming loans and TDRs	$6,772	$7,197
Interest income recognized on nonperforming loans and TDRs	$78	$315
Interest income foregone on nonperforming loans and TDRs	$252	$164

Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 0.36% and 0.42% of total loans at September 30, 2019 and December 31, 2018, respectively.
Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value, less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. Other real estate owned with a cost basis of $1.5 million and $5.0 million was sold during the three and nine months ended September 30, 2019, respectively, resulting in a gain of $1,000 and $19,000 for the respective periods. No other real estate owned was sold during the three months ended September 30, 2018. Other real estate owned with a cost basis of $42,000 was sold during the nine months ended September 30, 2018 resulting in a net loss of $4,000. At September 30, 2019, approximately $3.9 million of loans secured by real estate were in the process of foreclosure, $1.3 million of which were consumer mortgage loans secured by residential real estate property.
The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	September 30, 2019	December 31, 2018
Construction and development	$96	$122
1-4 Family	—	15
Farmland	—	204
Commercial real estate	30	3,270
Total other real estate owned	$126	$3,611
Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Nine months ended September 30,
	2019	2018
Balance, beginning of period	$3,611	$3,837
Additions	48	227
Transfers from acquired loans	—	205
Acquired other real estate owned	1,507	—
Sales of other real estate owned	(5,022)	(42)
Write-downs	(18)	—
Balance, end of period	$126	$4,227
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
Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At September 30, 2019, the Bank was within the policy guidelines for asset/liability management.
The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of September 30, 2019
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+300	(3.5)%
+200	(2.5)%
+100	(1.1)%
-100	(1.3)%

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
Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At September 30, 2019 and December 31, 2018, 67% of our total assets, respectively, were funded by core deposits.
Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At September 30, 2019, securities with a carrying value of $78.5 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $77.6 million in pledged securities at December 31, 2018.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2019, the balance of our outstanding advances with the FHLB was $181.7 million, a decrease from $206.5 million at December 31, 2018. The total amount of the remaining credit available to us from the FHLB at September 30, 2019 was $541.6 million. Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $2.1 million of repurchase agreements outstanding at September 30, 2019 compared to $2.0 million of repurchase agreements outstanding at December 31, 2018. We maintain unsecured lines of credit with other commercial banks totaling $60.0 million. The lines of credit mature at various times within the next year. We had no outstanding balances on our unsecured lines of credit at September 30, 2019 and December 31, 2018.
Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. We hold brokered deposits, as defined for federal regulatory purposes, included in our interest-bearing demand deposit balance, as well as QwickRate® deposits, included in our time deposit balance, which we obtain through a qualified network to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At September 30, 2019, we did not hold any brokered deposits compared to $15.0 million at December 31, 2018. At September 30, 2019, we held $93.2 million of QwickRate® deposits, an increase compared to $56.7 million at December 31, 2018.
The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three and nine month periods ended September 30, 2019 and 2018.

	Percentage of Total				Cost of Funds
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Noninterest-bearing demand deposits	16%	14%	16%	15%	—%	—%	—%	—%
Interest-bearing demand deposits	29	26	29	25	1.06	0.83	1.07	0.73
Savings accounts	6	8	6	8	0.45	0.47	0.45	0.46
Time deposits	37	35	36	35	2.21	1.51	2.06	1.34
Short-term borrowings	7	10	8	10	2.11	1.83	2.15	1.64
Long-term borrowed funds	5	7	5	7	3.04	2.71	3.00	2.68
Total deposits and borrowed funds	100%	100%	100%	100%	1.45%	1.15%	1.40%	1.03%
Capital. Our primary sources of capital include retained earnings, capital obtained through acquisitions, and proceeds from the sale of our capital stock and subordinated debt. We may issue additional common stock and debt securities from time to time to fund acquisitions and support our organic growth. During the nine months ended September 30, 2019, the Company paid $1.6 million in dividends, compared to $1.0 million during the nine months ended September 30, 2018. The Company declared dividends on its common stock of $0.06 and $0.1676 per share during the three and nine months ended September 30, 2019 compared to dividends of $0.05 and $0.12 per share during the three and nine months ended September 30, 2018. Our board of directors has authorized a share repurchase program and, at September 30, 2019, the Company had 326,334 shares of its common stock remaining authorized for repurchase under the program. During the nine months ended September 30, 2019, the Company paid $8.3 million to repurchase its shares, compared to $1.8 million during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company repurchased 359,906 shares of its common stock, compared to 70,700 shares during the nine months ended September 30, 2018.

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
The Company and the Bank each were in compliance with all regulatory capital requirements at September 30, 2019 and December 31, 2018. The Bank also was considered “well-capitalized” under the FDIC’s prompt corrective action regulations as of these dates. The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
September 30, 2019
Investar Holding Corporation:
Tier 1 leverage capital	$188,804	9.60%	$—	—%
Common equity tier 1 capital	182,304	10.93	—	—
Tier 1 capital	188,804	11.32	—	—
Total capital	217,496	13.04	—	—
Investar Bank:
Tier 1 leverage capital	208,214	10.58	98,409	5.00
Common equity tier 1 capital	208,214	12.47	108,552	6.50
Tier 1 capital	208,214	12.47	133,603	8.00
Total capital	218,656	13.09	167,004	10.00

December 31, 2018
Investar Holding Corporation:
Tier 1 leverage capital	$172,050	9.81%	$—	—%
Common equity tier 1 capital	165,550	11.15	—	—
Tier 1 capital	172,050	11.59	—	—
Total capital	199,786	13.46	—	—
Investar Bank:
Tier 1 leverage capital	187,735	10.72	87,570	5.00
Common equity tier 1 capital	187,735	12.67	96,349	6.50
Tier 1 capital	187,735	12.67	118,583	8.00
Total capital	197,256	13.31	148,229	10.00

Off-Balance Sheet Transactions
The Company currently holds an interest rate swap contract to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 4.9 years. The total notional amount of the derivative contracts is $50.0 million.
In the third quarter of 2019, the Company began entering into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the quarter ended September 30, 2019.
The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $102,000 and $66,000 at September 30, 2019 and December 31, 2018, respectively.
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

	September 30, 2019	December 31, 2018
Commitments to extend credit:
Loan commitments	$193,804	$263,002
Standby letters of credit	13,883	11,114
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.
Additionally, at September 30, 2019, the Company had unfunded commitments of $38,000 for its investment in Small Business Investment Company qualified funds.
For the nine months ended September 30, 2019 and for the year ended December 31, 2018, except as disclosed herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Contractual Obligations
The following table presents, at September 30, 2019, contractual obligations to third parties by payment date (dollars in thousands).

	Payments Due In:
	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$901,793	$—	$—	$—	$901,793
Time Deposits(1) (2)	501,244	157,581	24,779	—	683,604
Securities sold under agreements to repurchase(1)	2,143	—	—	—	2,143
Federal Home Loan Bank advances(2)	106,725	—	—	75,000	181,725
Subordinated debt(2)	—	—	—	18,600	18,600
Junior subordinated debt(2)	—	—	—	6,702	6,702
Operating lease commitment	370	786	772	2,128	4,056
Total contractual obligations	$1,512,275	$158,367	$25,551	$102,430	$1,798,623

(1)	Excludes interest.

(2)	Excludes unamortized premiums and discounts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk as of December 31, 2018 are set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” There have been no material changes in the Company’s market risk since December 31, 2018. Please refer to the information in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Risk Management” in this report for additional information about the Company’s market risk for the nine months ended September 30, 2019.
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
Issuer Purchases of Equity Securities
The table below provides the information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended September 30, 2019.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
July 1, 2019 to July 31, 2019	252	$23.55	—	345,041
August 1, 2019 to August 31, 2019	13,932	22.80	13,858	331,183
September 1, 2019 to September 30, 2019	4,871	22.93	4,849	326,334
	19,055	$22.84	18,707	326,334

(1)	Includes 348 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated July 30, 2019, by and among Investar Holding Corporation, Investar Bank, and Bank of York (1)

2.2	Agreement and Plan of Reorganization, dated October 10, 2018, by and among Investar Holding Corporation, Investar Bank, and Mainland Bank (2)

3.1	Restated Articles of Incorporation of Investar Holding Corporation (3)

3.2	Amended and Restated By-laws of Investar Holding Corporation (4)

4.1	Specimen Common Stock Certificate (5)

4.2	Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee (6)

4.3	Supplemental Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee (7)

10.1	Supplemental Salary Continuation Agreement, dated May 22, 2019, by and between Investar Bank and John D'Angelo (8)

10.2	Supplemental Salary Continuation Agreement, dated May 22, 2019, by and between Investar Bank and Christopher Hufft (9)

10.3	Form of First Amendment to Split Dollar Agreement by and between Investar Bank and each executive entering into a Supplemental Salary Continuation Agreement (10)

10.4	Form of Voting Agreement, dated October 10, 2018, among Investar Holding Corporation, Mainland Bank and the shareholders party thereto (11)

10.5	Form of Director Support Agreement, dated October 10, 2018, between Investar Holding Corporation, Mainland Bank and the directors of Mainland Bank (12)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 31, 2019 and incorporated herein by reference.

(2)	Filed as exhibit 2.2 to the Current Report on Form 8-K of the Company filed with the SEC on October 10, 2018 and incorporated herein by reference.

(3)	Filed as exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

(4)	Filed as exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.

(5)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

(6)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(7)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(8)	Filed as exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 23, 2019 and incorporated herein by reference.

(9)	Filed as exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 23, 2019 and incorporated herein by reference.

(10)	Filed as exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 23, 2019 and incorporated herein by reference.

(11)	Filed as exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 10, 2018 and incorporated herein by reference.

(12)	Filed as exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 10, 2018 and incorporated herein by reference.

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

INVESTAR HOLDING CORPORATION

Date: November 8, 2019	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	/s/ Christopher L. Hufft
Christopher L. Hufft
Chief Financial Officer
(Principal Financial Officer)