Form 10-K
period 2019-12-31
Investar Holding Corp
filed 2020-03-13
CIK 1602658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-K
_____________________________________

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 28, 2019, was approximately $219.1 million.
The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value per share, 10,941,552 shares outstanding as of March 11, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders of Investar Holding Corporation are incorporated by reference into Part III of the Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

PART I

Item 1. Business
General
Investar Holding Corporation (the “Company”), a Louisiana corporation incorporated in 2009, is a financial holding company headquartered in Baton Rouge, Louisiana that conducts its operations primarily through its wholly-owned subsidiary, Investar Bank, National Association (the “Bank”), a national bank chartered by the Office of the Comptroller of Currency (“OCC”). The Bank was originally chartered as a Louisiana commercial bank in 2006 and converted to a national bank in July 2019. Through the Bank, the Company offers a wide range of commercial banking products tailored to meet the needs of individuals and small to medium-sized businesses. Our primary areas of operation are south Louisiana (approximately 86% of our total deposits as of December 31, 2019), including Baton Rouge, New Orleans, Lafayette, and their surrounding areas; as of March 1, 2019, southeast Texas, including Houston and its surrounding area; and as of November 1, 2019, west Alabama, including York and its surrounding area. These markets are served from our executive and operations center located in Baton Rouge and from 30 full service branches located throughout our market areas. We have experienced significant growth since the Bank was chartered, completing six whole-bank acquisitions, as described below in more detail, and establishing additional branches in our market areas. On December 20, 2019, we announced a definitive agreement to acquire Cheaha Financial Group, Inc., with four branches in Calhoun County in northeast Alabama.
As of December 31, 2019, on a consolidated basis, the Company had total assets of $2.1 billion, net loans of $1.7 billion, total deposits of $1.7 billion, and stockholders’ equity of $242.0 million.
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
The information set forth in this Annual Report on Form 10-K is as of March 13, 2020, unless otherwise indicated herein.
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
Lending Activities. Income generated by our lending activities represents a substantial portion of our total revenue. For the years ended December 31, 2019, 2018 and 2017, income from our lending activities comprised 85%, 85% and 84%, respectively, of our total revenue. Over the last three fiscal years, we have increased our focus on commercial real estate loans and commercial and industrial loans, including adding and expanding a new Commercial and Industrial division in early 2018.

Lending to Businesses. Our lending to small to medium-sized businesses falls into three general categories:

•
Commercial real estate loans. Approximately 48% of our total loans at December 31, 2019 were commercial real estate loans, which include multifamily, farmland and commercial real estate loans, with owner-occupied loans comprising approximately 43% of the commercial real estate loan portfolio. Commercial real estate loan terms generally are 10 years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 120 months, and we generally charge an origination fee. We do not offer non-recourse loans. Risks associated with commercial real estate loans include, among other things, fluctuations in the value of real estate, new job creation trends, tenant vacancy rates, and the quality of the borrower’s management. We attempt to limit risk by analyzing a borrower’s cash flow and collateral value on an ongoing basis. Also, we typically require personal guarantees from the principal owners of the property, supported by a review of their personal financial statements, as an additional means of mitigating our risk. We also manage risk by avoiding concentrations in any one business or industry.

•
Commercial and industrial loans. Commercial and industrial loans primarily consist of working capital lines of credit and equipment loans. We often make commercial loans to borrowers with whom we have previously made a commercial real estate loan. The terms of these loans vary by purpose and by type of underlying collateral. We make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the relevant piece of equipment. Loans to support working capital typically have terms not exceeding one year, and such loans are secured by accounts receivable or inventory. Fixed rate loans are priced based on collateral, term and amortization. The interest rate for floating rate loans is typically tied to the prime rate published in The Wall Street Journal. Commercial and industrial loans accounted for approximately 19% of our total loans at December 31, 2019.

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

•
Construction and development loans. Construction and development loans, which consist of loans for the construction of commercial projects, single family residential properties and multifamily properties, accounted for approximately 12% of our total loans at December 31, 2019. Our construction and development loans are made on both a “pre-sold” basis and on a “speculative” basis. Construction and development loans are generally made with a term of 6 to 18 months, with interest accruing at either a fixed or floating rate and paid monthly. These loans are secured by the underlying project being built. For construction loans, loan to value ratios range from 70% to 80% of the developed/completed value, while for development loans our loan to value ratios typically will not exceed 70% to 75% of such value. Speculative loans are based on the borrower’s financial strength and cash flow position, and we disburse funds in installments based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector.

Construction lending entails significant additional risks compared to commercial real estate or residential real estate lending due to the dynamics of construction projects, changes in interest rates, the long-term financing market, and state and local government regulations. One such risk is that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to accurately evaluate the total loan funds required to complete a project and to calculate related loan-to-value ratios. We attempt to minimize the risks associated with construction lending by limiting loan-to-value ratios as described above. In addition, as to speculative development loans, we generally make such loans only to borrowers that have a positive pre-existing relationship with us. We also manage risk by using specific underwriting policies and procedures for these types of loans and by avoiding excessive concentrations in any one business or industry.

Lending to Individuals. We make the following types of loans to our individual customers:

•
Residential real estate. One-to-four family residential real estate loans, including second mortgage loans, comprised approximately 19% of our total loans at December 31, 2019. Second mortgage loans in this category include only loans we make to cover the gap between the purchase price of a residence and the amount of the first mortgage; all other second mortgage loans are considered consumer loans. Loan to value ratios do not typically exceed 80%, although some of the mortgage loans that we retain in our portfolio may have higher loan to value ratios. We use an independent appraiser to establish collateral values. We generate residential real estate mortgage loans through Bank referrals and contacts with real estate agents in our markets. We do not originate subprime residential real estate loans.

•
Consumer loans. Consumer loans represented 2% of our total loans at December 31, 2019. We make these loans (which are normally fixed-rate loans) to individuals for a variety of personal, family and household purposes, secured and unsecured installment and term loans, second mortgages, home equity loans and home equity lines of credit. Because many consumer loans are secured by depreciable assets such as cars, boats and trailers, the loans are amortized over the useful life of the asset. The amortization of second mortgages generally does not exceed 15 years and the rates generally are not fixed for more than 60 months. As a general matter, in underwriting these loans, our credit analysts review a borrower’s past credit history, credit scores, past income level, debt history and, when applicable, cash flow, debt to income ratio, and payment to income, and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. A comparison of the value of the collateral, if any, to the proposed loan amount, is also a consideration in the underwriting process. Repayment of consumer loans depends upon key consumer economic measures and upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. A shortfall in the value of any collateral also may pose a risk of loss to us for these types of loans.

Indirect auto loans historically comprised the largest component of our consumer loans, however, only 44% of our total consumer loans were indirect auto loans at December 31, 2019. We were an indirect lender for our auto loans, meaning that the loans were originated by automobile dealerships and then assigned to us. These dealerships were selected based on our review of their operating history and the dealership’s reputation in the marketplace, which we believe helped to mitigate the risks of fraud or negligence by the dealership. At all times, the decision whether or not to provide financing resided with us.
In November 2015, the Bank announced that it was exiting the indirect auto loan origination business. The Bank discontinued accepting indirect auto loan applications December 31, 2015, but continued to process and fund applications that were accepted on or before that date. The Bank will continue to service the current indirect auto loan portfolio for its duration. At December 31, 2019, the weighted average remaining term of the indirect auto loan portfolio was 2 years.
Deposits. We offer a broad base of deposit products and services to our individual and business clients, including savings, checking, and money market accounts, debit cards and mobile banking with smartphone deposit capability, as well as a variety of certificates of deposit and individual retirement accounts. We also offer a reciprocal deposit product that allows customers to deposit funds in excess of the $250,000 FDIC insurance limit and have the funds insured by the FDIC. For our business clients, we offer a competitive suite of cash management products which include, but are not limited to, remote deposit capture, virtual vault, electronic statements, positive pay, ACH origination and wire transfer, investment sweep accounts and enhanced business internet banking.
Other Banking Services. The Bank’s other banking services include cashiers’ checks, direct deposit of payroll and Social Security checks, night depository, bank-by-mail, automated teller machines with deposit automation, interactive teller machines, video banking, debit cards and mobile wallet payment options. We have also associated with nationwide networks of automated teller machines, enabling the Bank’s customers to use ATMs throughout our markets and other regions. We offer merchant card services through a third-party vendor and a business credit card product. The Bank does not offer trust services or insurance products.
Acquisition Activity
General. To complement our organic growth strategy, from time to time, we evaluate potential acquisition opportunities including whole-bank acquisitions and strategic branch acquisitions. We believe there are many banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the increasing regulatory burden. Our management team has a long history of identifying targets, assessing and pricing risk and executing acquisitions in a creative, yet disciplined, manner. We seek acquisitions that provide meaningful financial benefits, long-term organic growth opportunities and expense reductions, without compromising our risk profile. Additionally, we seek banking markets with favorable competitive dynamics and potential consolidation opportunities. All of our acquisition activity is evaluated and overseen by a standing Merger and Acquisition Committee of our board of directors. Acquisitions completed since January 1, 2017 and any pending acquisitions are discussed below.

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
Acquisition of Mainland Bank. On March 1, 2019, the Company completed its acquisition of Mainland Bank (“Mainland”), headquartered in Texas City, Texas, with two additional branch locations in Houston and Dickinson, Texas. The Company acquired all of the outstanding common stock of the former Mainland shareholders for a total consideration of $18.6 million in the form of 763,849 shares of the Company’s common stock. The Company acquired assets with a fair value of approximately $128.4 million, including $82.4 million in loans, assumed $107.6 million in deposits, and recognized $4.5 million in goodwill.
Acquisition of Bank of York. On November 1, 2019, the Company completed its acquisition of Bank of York, headquartered in York, Alabama, with an additional branch location in Livingston, Alabama. The Company acquired all of the outstanding common stock of the former Bank of York shareholders for a total cash consideration of $15.0 million. Bank of York was also permitted under the terms of the merger agreement to make a special pre-closing cash distribution to its shareholders in an aggregate amount of approximately $1.0 million. The Company acquired assets with a fair value of approximately $102.0 million, including $46.1 million in loans, assumed $85.0 million in deposits, and recognized $4.2 million in goodwill.
Acquisition of two branches from PlainsCapital Bank. On February 21, 2020, the Bank completed its previously announced acquisition and assumption of certain assets, deposits and other liabilities associated with the Alice and Victoria, Texas locations of PlainsCapital Bank, a wholly-owned subsidiary of Hilltop Holdings Inc. The Bank acquired approximately $45.9 million in loans and $37.3 million in deposits. In addition, the Bank acquired substantially all the fixed assets at the branch locations, and assumed the leases for the branch facilities.
Definitive Agreement with Cheaha Financial Group, Inc. On December 20, 2019 the Company announced that it has entered into a definitive agreement (the “Agreement”) to acquire Cheaha Financial Group, Inc. (“Cheaha”), headquartered in Oxford, Alabama, and its wholly-owned subsidiary, Cheaha Bank. According to the terms of the Agreement, the Company will pay $80.00 in cash consideration for each share of Cheaha common stock, for an aggregate value of approximately $41.1 million. At December 31, 2019, Cheaha Bank had approximately $209.6 million in assets, $119.6 million in net loans, $179.0 million in deposits, and $28.1 million in stockholders’ equity. Cheaha Bank offers a full range of banking products and services to individuals and small businesses from four branch locations in Calhoun County, Alabama.
De Novo Branches
During our last three fiscal years, we have opened five full-service branch locations in Louisiana, consisting of two locations in the Baton Rouge market, one location in the New Orleans market, one location in the Lake Charles market, and one location in the Lafayette market, in addition to the branches we acquired through our acquisition activity described above. We expect to open two de novo branches in 2020.
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
The following table sets forth certain information about our total deposits, and our share of total deposits, in specified locations, and is shown as of June 30, 2019, which is the latest date for which such information is available.

Location	Investar Total Deposits	Investar Share of Deposits
	(in millions)
Baton Rouge, Louisiana	$749	4.0%
New Orleans, Louisiana	198	1.0
Lafayette, Louisiana	171	2.5
Evangeline Parish, Louisiana(1)	190	30.2
East and West Feliciana Parishes, Louisiana(1)	132	27.6
Houston, Texas	113	0.1
Sumter County, Alabama(1)	82	41.8

(1)
Evangeline Parish, East and West Feliciana Parishes, and Sumter County are not included in Metropolitan Statistical Areas but are included in this table to reflect the deposit balances of our acquired branches in these parishes and county. The branches in Sumter County were not acquired from Bank of York until November 1, 2019, but are shown on a pro forma basis.

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
We are a financial holding company registered under the Bank Holding Company Act of 1956, as amended, and are subject to supervision, regulation and examination by the Federal Reserve. The Bank is a national bank chartered under the laws of the United States by the OCC and is subject to supervision, regulation and examination by the OCC. This system of supervision and regulation establishes a comprehensive framework for our operations and, consequently, can have a material impact on our growth and earnings performance.
The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. This system is intended primarily for the protection of the Federal Deposit Insurance Corporation’s (“FDIC”) deposit insurance funds, bank depositors, and the public, rather than our shareholders and creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the authority, among other things, to enjoin “unsafe or unsound” practices, require affirmative action to correct any violation or practice, issue administrative orders that can be judicially enforced, direct increases in capital, direct the sale of subsidiaries or other assets, limit dividends and distributions, restrict growth, assess civil monetary penalties, remove officers and directors, and, with respect to banks, terminate deposit insurance or place the bank into conservatorship or receivership. In general, these enforcement actions may be initiated for violations of laws and regulations or unsafe or unsound practices.
The Dodd-Frank Act. The Dodd-Frank Act, enacted on July 21, 2010, aims to restore responsibility and accountability to the financial system by significantly altering the regulation of financial institutions and the financial services industry. Full implementation of the Dodd-Frank Act has required many new rules to be issued by federal regulatory agencies over the last several years, and will continue to profoundly affect how financial institutions will be regulated in the future.

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

•
required the federal banking agencies to make their capital requirements for insured depository institutions countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

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

•	authorized national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location; and

•	repealed the federal prohibition on the payment of interest on commercial demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
Some of these provisions have had and may continue to have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The environment in which banking organizations have operated after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot currently be foreseen. The specific impact on our current activities or new financial activities we may consider in the future, our financial performance and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act are subject to ongoing implementation. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our financial condition and results of operations.
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

Regulatory Capital Requirements
Capital Adequacy. The Federal Reserve Board monitors the capital adequacy of the Company, on a consolidated basis, and the OCC monitors the capital adequacy of the Bank. The regulatory agencies use a combination of risk-based guidelines and a leverage ratio to evaluate capital adequacy and consider these capital levels when taking action on various types of applications and when conducting supervisory activities related to safety and soundness. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among financial institutions and their holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. A financial institution’s assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. Regulatory capital, in turn, is classified in one of two tiers. “Tier 1” capital includes two components: (1) common equity Tier 1 capital and (2) additional Tier 1 capital. Common equity Tier 1 capital consists solely of common stock (plus related surplus), retained earnings and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. “Tier 2” capital includes, among other things, qualifying subordinated debt and allowances for loan and lease losses, subject to limitations. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.
Under the current regulatory framework, we are required to maintain the following minimum regulatory capital ratios:

•	A ratio of common equity Tier 1 capital to total risk-weighted assets of at least 4.5%;

•	A ratio of Tier 1 capital to total risk-weighted assets of at least 6.0%;

•	A ratio of Tier 1 capital plus Tier 2 capital to total risk-weighted assets of at least 8.0%; and

•	A leverage ratio (Tier 1 capital to adjusted total assets) of at least 4.0%.
In addition to these minimum regulatory capital ratios, the regulations establish a capital conservation buffer with respect to the first three capital ratios listed above. Specifically, banking organizations must hold common equity Tier 1 capital in excess of their minimum risk-based capital ratios by at least 2.5% of risk-weighted assets in order to avoid limits on capital distributions (including dividend payments, discretionary payments on Tier 1 instruments, and stock buybacks) and certain discretionary bonus payments to executive officers. Thus, when including the 2.5% capital conservation buffer, a bank holding company and bank’s minimum ratio of common equity Tier 1 capital to total risk-weighted assets becomes 7%, its minimum ratio of Tier 1 capital to total risk-weighted assets becomes 8.5%, and its minimum ratio of total capital to total risk-weighted assets becomes 10.5%.
We were in compliance with all applicable minimum regulatory capital requirements as of December 31, 2019.
The required capital ratios set forth above are minimums, and the Federal Reserve and the OCC may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy.
The federal banking agencies finalized a rule in November 2019 that allows bank holding companies and banks with less than $10.0 billion in total consolidated assets and limited amounts of certain assets and off balance sheet exposures and a bank leverage ratio of greater than 9% to elect to use the Community Bank Leverage Ratio (“CBLR”) framework. A community banking organization electing to use the CBLR framework would have a simplified capital regime and would be considered well capitalized as long as it had a leverage ratio of greater than 9%. It is uncertain if we will elect to use the CBLR framework.
Furthermore, in December 2018, the U.S. federal banking agencies finalized rules that would permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new current expected credit loss accounting rule in retained earnings over a period of three years commencing with time of adoption of the new standard. For further discussion of the new current expected credit loss accounting rule, see Note 1 to the consolidated financial statements and also see “Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio, and we may be required to further increase our provision for loan losses” in Item1A, Risk Factors.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized financial institutions. For this purpose, a bank is placed in one of the following five categories based on its capital: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the prompt corrective action regulations, as currently in effect, to be well capitalized, a bank must have a leverage capital ratio of at least 5%, a common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%, and must not be subject to any order or written agreement or directive by a federal banking agency to meet and maintain a specific capital level for any capital measure.
Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories that, if undertaken, could have a material adverse effect on the institution’s operations or financial condition. For example, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, banking regulators must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized institution also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with OCC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.
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
The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities, and the deposit insurance premiums paid by the bank. As of December 31, 2019, the Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework as currently in effect.
Acquisitions by Bank Holding Companies
Federal laws, including the Bank Holding Company Act and the Change in Bank Control Act, impose additional prior notice or approval requirements and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. We must obtain the prior approval of the Federal Reserve before (1) acquiring more than 5% of the voting stock of any bank or other bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company. The Federal Reserve may determine not to approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned, the convenience and needs of the community to be served, and the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities. In addition, a failure to implement and maintain adequate compliance programs could cause the Federal Reserve or other banking regulators not to approve an acquisition when regulatory approval is required or to prohibit an acquisition even if approval is not required.
Scope of Permissible Bank Holding Company Activities
In general, the Bank Holding Company Act limits the activities permissible for bank holding companies to the business of banking, managing or controlling banks, and such other activities as the Federal Reserve has determined to be so closely related to banking as to be properly incident thereto.

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
Source of Strength Doctrine for Bank Holding Companies
Under longstanding Federal Reserve policy which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times when we may not be inclined to provide it. In addition, any capital loans that we make to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Bank. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
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
The Bank is also subject to certain restrictions on dividends under federal laws, regulations and policies. In general, under OCC regulations, the Bank may pay dividends to us without the approval of the OCC only so long as the amount of the dividend does not exceed the Bank’s net income earned during the current year combined with its retained net income (net of dividends paid) of the immediately preceding two years. The Bank must obtain the approval of the OCC for any amount in excess of this threshold. Further, a national bank may not pay a dividend in excess of its undivided profits. In addition, under federal law, the Bank may not pay any dividend to us if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The OCC may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Moreover, if, in the opinion of the OCC, the Bank is engaged in an unsound practice (which could include the payment of dividends even within the legal requirements noted above), the OCC may require, generally after notice and hearing, the Bank to cease such practice. The OCC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice.

Restrictions on Transactions with Affiliates and Loans to Insiders
Federal law strictly limits the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Sections 23A and 23B of the Federal Reserve Act, and Federal Reserve Regulation W, impose quantitative limits, qualitative standards, and collateral requirements on certain transactions by a bank with, or for the benefit of, its affiliates, and generally require those transactions to be on terms at least as favorable to the bank as transactions with non-affiliates and to be consistent with safe and sound practices. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization, including an expansion of the types of transactions that are covered transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.
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
An institution’s supervisory ratings will incorporate any identified deficiencies in an institution’s compensation practices, and it may be subject to an enforcement action if the incentive compensation arrangements pose a risk to the safety and soundness of the institution. Further, regulations may limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds.
Deposit Insurance Assessments
FDIC insured banks are required to pay deposit insurance assessments to the FDIC. The amount of the assessment is based on the size of the bank’s assessment base, which is equal to its average consolidated total assets less its average tangible equity, and its risk classification under an FDIC risk-based assessment system. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to the Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern that the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. As noted above, the Dodd-Frank Act changed the way that deposit insurance premiums are calculated. Action by the FDIC to replenish the Deposit Insurance Fund when needed, as well as the changes contained in the Dodd-Frank Act, could result in higher assessment rates, which could reduce our profitability or otherwise negatively impact our operations.
Branching and Interstate Banking
Under federal law, the Bank is permitted to establish additional branch offices within Louisiana, subject to the approval of the OCC. As a result of the Dodd-Frank Act, the Bank may also establish additional branch offices outside of Louisiana, subject to prior regulatory approval, so long as the laws of the state where the branch is to be located would permit a state bank chartered in that state to establish a branch. The Bank may also establish offices in other states by merging with banks or by purchasing branches of other banks in other states, subject to certain restrictions.
Community Reinvestment Act
The Bank is required under the Community Reinvestment Act, or CRA, and related OCC regulations to help meet the credit needs of its communities, including low and moderate-income borrowers. In connection with its examination of the Bank, the OCC assesses our record of compliance with the CRA. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its or the Company’s activities. The Bank received a “satisfactory” CRA rating on its most recent CRA examination. The CRA requires all FDIC-insured institutions to publicly disclose their rating.

Concentrated Commercial Real Estate Lending Regulations
The federal bank regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2019, the Company did not have a concentration in commercial real estate as defined by the regulatory guidance.
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
In addition, the Dodd-Frank Act created the Consumer Financial Protection Bureau that has broad authority to regulate and supervise retail financial services activities of banks and various non-bank providers. The Bureau has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, however, banks with assets of $10 billion or less, such as the Bank, will continue to be examined for consumer compliance by their primary federal bank regulator.

Mortgage Lending Rules
The Dodd-Frank Act authorized the Consumer Financial Protection Bureau to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” The Bureau’s rules, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check cashing or funds transfer service receipts. The rules also define “qualified mortgages,” imposing both underwriting standards and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.
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
Employees
As of December 31, 2019, we had 324 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.
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
Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, pandemics or fear of pandemics, or a combination of these or other factors. As of December 31, 2019, our primary markets were south Louisiana (approximately 86% of our total deposits of $1.7 billion), southeast Texas (approximately 7% of our total deposits) and west Alabama (approximately 7% of our total deposits). We also had pending our acquisition of Cheaha Financial Group, Inc., with approximately $179.0 million in deposits in east Alabama as of December 31, 2019.
Since January 2020, the coronavirus outbreak which has spread to many countries including the U.S., and the fear of further spread of the coronavirus, have caused significant disruption in the international and U.S. economies and financial markets. Further spread of the coronavirus could cause additional quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. Accordingly, further spread, or the fear of further spread, of the coronavirus could have a material adverse effect on our business in many ways, including but not limited to by reducing customer’s willingness to enter into loans, impairing the ability of our borrowers to repay their loans, reducing the value of collateral securing the loans, and disrupting our operations, which could have a material adverse impact on our business, financial conditions, results of operations and cash flows.
While economic conditions in our primary markets of south Louisiana, southeast Texas, and, following our recent acquisition of Bank of York, west Alabama, generally have improved after the end of the most recent economic recession in 2009, concerns exist regarding the strength and length of the recovery. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.
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

Our business strategy includes the continuation of our multi-state growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
We have grown our business primarily through de novo branching and through the acquisition of other financial institutions. Since our bank was founded in June 2006, through December 31, 2019, we have opened 12 de novo branches and completed six whole bank acquisitions. As of December 31, 2019, we had pending the acquisition of Cheaha Financial Group, Inc., with four branch locations in Calhoun County, Alabama, and the acquisition of two branch locations in the Texas cities of Alice and Victoria from PlainsCapital Bank, which was completed on February 21, 2020. During 2019, we expanded our operations outside our historical south Louisiana base and into Texas and Alabama, progressing towards our goal to build a premier regional community bank.We intend to continue pursuing a multi-state growth strategy for our business through de novo branching and to evaluate attractive acquisition opportunities that are presented to us. Our growth prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following:

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

•
De Novo Branching; Branch Acquisitions. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our de novo branches can be expected to negatively impact our earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in opening any of our de novo branches. We may be unable to accomplish future de novo branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, or other factors. We may also be unable to identify and acquire suitable operating branches. Finally, we have no assurance our de novo branches or branches that we may acquire will be successful even after they have been established or acquired, as the case may be. During the last three fiscal years, we have opened five de novo branches, and we expect to open two de novo branches in 2020.

•
Expansion into New Markets. As we grow into new markets in Louisiana, Texas, Alabama and potentially in other states, we are likely to encounter customer demographics and financial services offerings unlike those found in our current markets. In these markets we are likely to face competition from a wide array of financial institutions, including much larger, better-established financial institutions. Competition for qualified personnel in these markets may be intense, and there may be a limited number of qualified persons with knowledge of and experience in the commercial banking industry in these markets. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from other banks or may be unable to do so at a reasonable cost. In addition, we may face difficulties in identifying and gaining access to customers. Prior to our acquisition of Mainland in the first quarter of 2019, we operated exclusively in Louisiana. With our acquisition of Mainland, we entered Texas, and we subsequently entered Alabama with our acquisition of Bank of York in November 2019. The financial services industry in these areas is highly competitive, and the challenges of operating in three states may be greater than we anticipate.

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
Our success depends significantly on the continued service and skills of our existing executive management team. The implementation of our business and growth strategies also depends significantly on our ability to retain employees with experience and business relationships within their respective market areas, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. We do not have employment agreements with any of our executive officers, and they may terminate their employment with us at any time. Competition for employees is intense, and we could have difficulty replacing such officers with personnel with the combination of skills and attributes required to execute our business and growth strategies and who have ties to the communities within our market areas. The loss of any of our key personnel could therefore have a material adverse effect on our business, financial condition, results of operations and growth prospects.
As a community bank, our ability to maintain our reputation is critical to the growth of our business.
We are a community bank and our reputation is one of the most valuable components of our business. Much of our growth over the past several years has depended on attracting new customers from competing financial institutions and increasing our market share, primarily through the involvement of our employees in the communities that we serve. In addition, our ability to attract and retain highly-skilled management and employees is impacted by our reputation. A negative public opinion of our business can result from any number of activities, including our lending practices, corporate governance, and regulatory compliance, acquisitions, and actions taken by our regulators or by community organizations in response to these activities. Significant harm to our reputation could also arise as a result of regulatory or governmental actions, litigation, employee misconduct, or the activities of our customers, other participants in the financial services industry or our contractual counterparties, such as our service providers and vendors. In addition, a cybersecurity event impacting us or our customers’ data could have a negative impact on our reputation and could materially damage our customers’ confidence in, and willingness to do business with, us. Damage to our reputation could also adversely affect our credit ratings and access to capital markets.
Our business is concentrated in southern Louisiana, southeast Texas, and western Alabama, and an economic downturn affecting these areas may magnify the adverse effects and consequences to us.
We currently conduct our operations primarily in southern Louisiana, and more specifically, in the Baton Rouge, New Orleans and Lafayette metropolitan areas and in the greater Houston, Texas area. In November 2019, we entered western Alabama with our acquisition of Bank of York and currently have pending our acquisition of Cheaha Financial Group, Inc. in eastern Alabama. At December 31, 2019, approximately 69% of the secured loans in our total loan portfolio were secured by properties and other collateral located in Louisiana, while approximately 62% of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or work in either the Baton Rouge, New Orleans or Lafayette metropolitan areas. At December 31, 2019, approximately 3% of the secured loans in our total loan portfolio were secured by properties and other collateral located in Texas, and 3% were secured by properties and other collateral located in Alabama. Our pending acquisition of Cheaha Financial Group, Inc., if completed, would more than double our loans secured by properties and other collateral in Alabama. This geographic concentration imposes a greater risk to us than to our competitors in the area who maintain significant operations outside of our selected markets. Accordingly, any regional or local economic downturn, or natural or man-made disaster, that affects southern Louisiana, southeast Texas, Alabama, or existing or prospective property or borrowers in such areas may affect us and our profitability more significantly and more adversely than our more geographically diversified competitors. Deterioration in economic conditions in the markets we serve could result in one or more of the following:

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
In addition to the geographic concentration of our markets, certain industry-specific economic factors also affect us. For example, a downturn in segments of the commercial and residential real estate industries in our markets due to adverse economic factors affecting particular industries could have an adverse effect on our customers. In addition, the energy sector, which is historically cyclical, has experienced significant volatility and a decline in oil and gas prices. For example, Brent crude prices declined from highs above $100 per barrel in mid-2014 to lows below $40 per barrel in late 2015 and early 2016. Prices generally rose to levels above $70 per barrel in the third quarter of 2018 before declining to close at $50.57 at the end of 2018, and closed at $35.79 on March 11, 2020. While we consider our exposure to the energy sector to not be significant, comprising approximately 3.7% of total loans at December 31, 2019, should the price of oil and gas decline further and/or remain at a low price for an extended period, the general economic conditions particularly in our south Louisiana and southeast Texas markets could be negatively affected, which could have a material adverse effect on our business, financial condition, and results of operations.
We have a significant number of loans secured by real estate, and a downturn in the real estate market could result in losses and negatively impact our profitability.
At December 31, 2019, approximately 79% of our total loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower but its value may deteriorate during the time the credit is extended. Declines in real estate values in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for loan losses to address the deterioration in the value of the real estate securing our loans. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, cash flows and growth prospects.
Commercial real estate loans may expose us to greater risks than our other real estate loans.
Our loan portfolio includes commercial real estate loans, which are secured by owner-occupied and nonowner-occupied commercial properties. As of December 31, 2019, our owner-occupied commercial real estate loans totaled $352.3 million, or 21% of our total loan portfolio and our nonowner-occupied commercial real estate loans totaled $378.7 million, or 22% of our total loan portfolio.
Commercial real estate loans typically depend on cash flows from the property to service the debt. Cash flows, either in the form of rental income or the proceeds from sales of commercial real estate, may be affected significantly by general economic conditions. Weak economic conditions may impair the borrower’s business operations and typically slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space may increase. High vacancy rates could also result in rents falling. The combination of these factors could result in deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. These loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one-to-four family residential property because there are fewer potential purchasers of the collateral. Additionally, nonowner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on nonowner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations, cash flows and growth prospects.
Our portfolio of commercial and industrial loans has grown as a proportion of our total loans, and may expose us to greater risk than other loans.
Our portfolio of commercial and industrial loans has grown from 11% of total loans at December 31, 2017 to 19% at December 31, 2019. These loans primarily consist of working capital lines of credit and equipment loans, typically secured by accounts receivable or inventory, or the relevant equipment. Repayment of these loans generally comes from the generation of cash flow as the result of the borrower’s business operations. Commercial lending generally involves different risks from those associated with commercial real estate lending or construction lending. Although commercial loans may be collateralized by business assets (including real estate, if available as collateral), the repayment of these types of loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the general business conditions of the local economy and the borrower’s ability to sell its products and services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, are the chief considerations when assessing the risk of a commercial and industrial loan. The liquidation of collateral, if any, is considered a secondary source of repayment because equipment and other business assets may, among other things, be obsolete or of limited resale value.
Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio, and we may be required to further increase our provision for loan losses.
Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of and interest on a loan will not be paid timely or at all and that the value of any collateral supporting a loan will be insufficient to cover any exposure to loss on a loan. Management maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, to absorb probable credit losses inherent in the entire loan portfolio. We maintain our allowance for loan losses at a level considered adequate by management to absorb probable loan losses, including collateral impairment, based on our analysis of our portfolio and market environment, using relevant information available to us. Among other considerations in establishing the allowance for loan losses, management considers economic conditions reflected within industry segments, the unemployment rate in our markets, loan segmentation and historical losses that are inherent in the loan portfolio.
As of December 31, 2019, our allowance for loan losses as percentages of total loans and nonperforming loans was 0.63% and 171.1%, respectively. The determination of the appropriate level of the allowance is inherently subjective, involves a high degree of judgment and complexity, and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. In addition, loans acquired in connection with business combination transactions are measured at fair value, based on management’s estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. Because fair value measurements incorporate assumptions regarding credit risk, no allowance for loan losses related to the acquired loans is recorded on the acquisition date.
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
Commercial and industrial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or other loans or investments. These types of loans are also typically larger than residential real estate loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and industrial and commercial real estate loans with relatively large balances, the deterioration of a material amount of these loans may cause a significant increase in our allowance for loan losses, non-performing assets, TDRs and/or past due loans. An increase in our allowance for loan losses, non-performing assets, TDRs, and/or past due loans could result in a loss of earnings, or an increase in loan charge-offs, which would have an adverse impact on our results of operations and financial condition.
In addition, in June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard (ASU No. 2016-13), referred to as Current Expected Credit Loss (“CECL”) that requires that the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts, and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the new standard amends the accounting for credit losses on purchased financial assets with credit deterioration. We are currently evaluating the potential impact of this new accounting standard on our financial statements. The adoption of ASU 2016-13 is likely to result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts, as of the adoption date. This amendment was originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, but the FASB has since delayed the effective date such that ASU 2016-13 will currently be effective for us, as a smaller reporting company, on January 1, 2023. We expect to adopt the standard as soon as practicable, based upon progress on our implementation plan. Adoption prior to the revised effective date of January 1, 2023 is permitted by the ASU.

In December 2018, the FDIC, Federal Reserve and Office of the Comptroller of the Currency issued a final rule to allow a banking organization to elect to phase in the regulatory capital impact over a three-year period commencing with time of adoption of the new standard. A failure to effectively measure the impact of the new CECL standard may result in significant overstatement or understatement of our allowance for loan and lease losses, and in the event of an understatement, may necessitate that we significantly increase our allowance for loan and lease losses, which could adversely affect our net income.
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
When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in the general level of interest rates may also, among other things, adversely affect our current borrowers’ ability to repay variable rate loans, the demand for loans and our ability to originate loans and decrease loan prepayment rates, or could increase the cost of the Company’s deposits. Conversely, a decrease in the general level of interest rates, among other things, may lead to prepayments on our loan and mortgage-backed securities portfolios, which could result in decreased yields on earning assets. Volatility in interest rates may increase competition for deposits, and raise the cost of deposits. Accordingly, changes in the general level of market interest rates may adversely affect our net yield on interest-earning assets, loan origination volume and our overall results.

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
In addition, as interest rates increase, the ability of borrowers to repay their current loan obligations could be negatively impacted, which would adversely affect our results of operations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs but also necessitate further increases to the allowance for loan losses. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income, but we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income. On the other hand, in a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. For additional information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Interest Rate Risk.
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
Loss of deposits or a change in deposit mix could increase the Company’s funding costs.
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
Our business is concentrated in southern Louisiana, in the greater Houston, Texas area, and in west Alabama. Our selected markets are susceptible to major hurricanes, floods, tropical storms, tornadoes and other natural disasters and adverse weather, the nature and severity of which can be difficult to predict. These natural disasters can disrupt our operations, cause widespread property damage and severely depress the local economies in which we operate. For example, Hurricane Gustav in 2008 severely impacted our headquarters city of Baton Rouge, with power in many areas of the city not being restored for nearly three weeks after the hurricane. In addition, Hurricane Katrina in August 2005 and the historic flooding of Baton Rouge and surrounding areas in August 2016 had significant impacts in several markets in which we conduct business. Hurricane Harvey caused significant damage and flooding in Texas when it made landfall in August 2017. The severity and impact of future severe weather events are difficult to predict and may be exacerbated by global climate change. The 2010 Deepwater Horizon oil spill in the Gulf of Mexico illustrated that man-made disasters can also adversely affect economic activity in the markets in which we operate. Any economic decline as a result of a natural disaster, adverse weather, oil spill or other man-made disaster can reduce the demand for loans and our other products and services.
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
In addition to the liquidity that we require to conduct our day-to-day operations, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet regulatory requirements. Also, we may need capital to finance our growth, including through acquisitions. During 2019, we sold $25.0 million of subordinated notes structured to qualify as tier 2 capital, and $30.0 million of common stock, in part to fund acquisitions.
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

Our industry could become even more competitive as a result of legislative and regulatory changes as well as continued consolidation. The increased regulatory requirements imposed on financial institutions as well as the economic downturn in the United States in the 2007-2009 time frame, and generally slow recovery thereafter, have already resulted in the consolidation of a number of financial institutions, in addition to acquisitions of failed institutions. We expect additional consolidation to occur. Finally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Our ability to compete successfully depends on a number of factors, including customer convenience, quality of service, personal contacts, pricing and range of products. If we are unable to successfully compete, our business, financial condition, results of operations and growth prospects will be materially adversely affected.
Our integration of the operations of recently acquired companies may be more difficult, costly or time-consuming than expected, and the anticipated benefits and cost savings of these acquisitions by the Company may not be realized.
The acquisition component of the Company’s growth strategy depends on the successful integration of our acquisitions. During 2019, we completed the acquisitions of Mainland and Bank of York, and on December 20, 2019 announced the pending acquisition of Cheaha. Additionally, on February 21, 2020, we completed the acquisition and assumption of certain assets and liabilities of two PlainsCapital Bank branches. The acquisition of Mainland represented the Company’s first expansion outside Louisiana, and the acquisition of Bank of York was the Company’s first expansion into Alabama. Prior to the closing of an acquisition, the Company and acquired business operated independently from each other. The success of the acquisitions or proposed acquisitions, including anticipated benefits and cost savings, will depend, in part, on the Company’s ability to successfully combine and integrate the businesses within the Company’s projected timeframe in a manner that permits growth opportunities and does not materially disrupt existing customer relationships or result in decreased revenues due to loss of customers.
A number of factors could affect the Company’s ability to successfully combine its business with acquired businesses, including the following:

•	the potential for unexpected costs, delays and challenges that may arise in integrating the acquisition into the Company’s existing business;

•	unexpected obstacles to the Company’s ability to realize the expected cost savings and synergies from the acquisition;

•	the Company’s ability to retain key employees and maintain relationships with significant customers and depositors of the acquired business;

•	diversion of management’s attention and resources during integration efforts;

•	challenges related to operating at new locations and in two new states; and

•	discovery following the acquisition of previously unknown liabilities associated with the acquired business.
If the Company encounters significant difficulties in the integration process, the anticipated benefits of the acquisitions or any proposed acquisition may not be realized fully, or at all, or may take longer to realize than expected. Failure to achieve the anticipated benefits of the acquisition or proposed acquisition in the timeframes projected by the Company could result in increased costs and decreased revenues. This could have a dilutive effect on the combined company’s earnings per share. If the Company is unable to successfully integrate the business it acquires, the Company’s business, financial condition and results of operations may be materially adversely affected.
We may face risks with respect to future acquisitions.
When we attempt to expand our business in Louisiana, Texas, Alabama and potentially other states through mergers and acquisitions, we seek targets that are culturally similar to us, have experienced management, have relationship-based business models, have minimal legacy credit issues and possess either significant market presence or have potential for improved profitability through economies of scale or expanded services. In addition to the general risks associated with our growth plans highlighted above, acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

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
The Company may not be able to complete announced acquisitions.
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

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2019, our goodwill totaled $26.1 million, $8.7 million of which was recognized in 2019 in connection with two acquisitions. While we have not recorded any such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.
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
We are exposed to many types of operational risks, including business continuity, process, third party, information technology, human resource, model, and fraud risks. Our fraud risks include fraud committed by external parties against the Company or our customers and fraud committed internally by our associates. Certain fraud risks, including identity theft and account takeover may increase as a result of customers’ account or personally identifiable information being obtained through breaches of retailers’ or other third parties’ networks. We have established processes and procedures intended to identify, measure, monitor, mitigate, report and analyze these risks; however, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated, monitored or identified. If our risk management framework proves ineffective, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems and we may be subject to potential claims from third parties and government agencies. We may also suffer severe reputational damage. Any of these consequences could adversely affect our business, financial condition or results of operations. In particular, the unauthorized disclosure, misappropriation, mishandling or misuse of personal, non-public, confidential or proprietary information of customers could result in significant regulatory consequences, reputational damage and financial loss.
Because the nature of the financial services industry involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. The Company’s necessary dependence upon automated systems to record and process our transaction volume may further increase the risk that technical flaws or associate tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. The Company is further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees we are) and to the risk that the Company (or our vendors’) business continuity and data security systems prove to be inadequate.

Our success depends on our ability to respond to the threats and opportunities of fintech innovation.
Fintech developments, such as bitcoin or other types of cryptocurrency and the development of alternative payment systems, have the potential to disrupt the financial industry and change the way banks do business. Investment in new technology to stay competitive would result in significant costs and increased risks of cyber-attacks. Our success depends on our ability to adapt to the pace of the rapidly changing technological environment, which is crucial to retention and acquisition of customers. On July 31, 2018, the Office of the Comptroller of the Currency announced it will grant limited-purpose national bank charters to fintech companies that offer bank products and services. The federal charter would allow fintech companies to operate nationwide under a single set of national standards, without needing to seek state-by-state licenses or joining with brick-and-mortar banks, which could have the effect of allowing fintech companies to more easily compete with us for financial products and services in the communities we serve. In October 2019, a federal district court blocked the OCC’s ability to issue such charters. The OCC has filed an appeal which is still pending.
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
We are subject to extensive regulation and supervision under federal and state banking laws and regulations that govern almost all aspects of our operations, including, among other things, our lending practices, capital structure, investment practices, dividend policy, operations and growth. These laws and regulations, and the supervisory framework that oversees the administration of these laws and regulations, are primarily intended to protect consumers, depositors, the Deposit Insurance Fund and the banking system as a whole, and not shareholders and counterparties. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which was signed into law on July 21, 2010, significantly changed the bank regulatory structure and affected a wide range of areas of financial institutions and their holding companies. For example, it, among other things, (i) established the Bureau of Consumer Financial Protection which has broad rulemaking and enforcement authority over consumer financial products and services, (ii) increased the regulation of consumer protections regarding residential mortgage originations and servicing, and (iii) limited the interchange fees payable on debit card transactions. Furthermore, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on our operations and our ability to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Our efforts to comply with these additional laws, regulations and standards are likely to result in increased expenses and a diversion of management time and attention. The information under the heading “Supervision and Regulation” in Item 1, Business, provides more information regarding the regulatory environment in which we and the Bank operate.
Federal regulators periodically examine our business, and we may be required to remediate adverse examination findings.
The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of regulations on both the federal and state levels. The Federal Reserve, and the OCC, periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. If we become subject to any regulatory actions, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects. Failure to comply with any applicable regulations and supervisory expectations related thereto could result in fines, penalties, lawsuits, regulatory sanctions, reputation damage or restrictions on business.

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
The Community Reinvestment Act, or CRA, the ECOA, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies enforce these laws and regulations, but private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. If an institution’s performance under the Community Reinvestment Act or fair lending laws and regulations is found to be deficient, the institution could be subject to damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines, among other sanctions. In addition, the OCC’s assessment of our compliance with CRA provisions is taken into account when evaluating any application we submit for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of another financial institution. Our failure to satisfy our CRA obligations could, at a minimum, result in the denial of such applications and limit our growth.
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
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including, without limitation:

•	actual or anticipated variations in our quarterly and annual operating results, financial condition or asset quality;

•	changes in general economic or business conditions, both domestically and internationally;

•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve, or in laws and regulations affecting us;

•	changes in the credit, mortgage and real estate markets

•	the number of securities analysts covering us;

•	our creditworthiness;

•
publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•	changes in market valuations or earnings of companies that investors deemed comparable to us;

•	the average daily trading volume of our common stock;

•	future issuances of our common stock or other securities;

•	changes in dividends on our common stock;

•	additions or departures of key personnel;

•	perceptions in the marketplace regarding our competitors and/or us;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us; and

•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the financial services industry.
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
Shares of our common stock eligible for future sale, including those that may be issued in any private or public offering of our common stock, as consideration in acquisition transactions, or as incentives under incentive plans, could adversely affect market prices for our common stock. As of December 31, 2019, we had 11,228,775 shares outstanding and 357,214 shares subject to options granted under our incentive plan. On December 19, 2019, we sold 1,290,323 shares of our common stock in a private placement and have registered those shares for resale under the Securities Act of 1933, as amended (the “Securities Act”). Because our other outstanding shares of common stock either were issued in an offering registered under the Securities Act or have been held for more than one year, such shares are freely tradable, except for shares held by our affiliates (approximately 8% of shares outstanding as of December 31, 2019) and 168,216 shares that represent unvested restricted shares under our incentive plan. Shares issued under our incentive plan will be available for sale into the public market, except for shares held by our affiliates. Shares held by our affiliates may be resold subject to the restrictions in Rule 144 of the Securities Act. In the future, we may issue additional shares of common stock to raise capital for growth or as consideration in acquisition transactions or for other purposes, and such shares may be registered under the Securities Act and freely tradable or may be issued in a private placement and registered for resale under the Securities Act.
Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.
Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for the payment of dividends. We have no obligation to continue paying dividends, and we may change our dividend policy at any time without notice to our shareholders. In addition, our existing and future debt agreements limit, or may limit, our ability to pay dividends. Under the terms of our 5.125% Fixed-to-Floatings Rate Subordinated Notes due 2020, we may not pay a dividend if either our parent company or the Bank, both immediately prior to the declaration of the dividend and after giving effect to the payment of the dividend, would not maintain regulatory capital ratios that are as “well capitalized” levels for regulatory capital purposes. We are also prohibited from paying dividends upon and during the continuance of any Event of Default under such notes.
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
In addition, there are numerous laws and banking regulations that limit our and Investar Bank’s ability to pay dividends. For Investar Bank, federal statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. Further, federal banking authorities have the ability to restrict the payment of dividends by supervisory action. At the holding company level, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, level of current and prospective earnings and level, composition and quality of capital. The guidance requires that a company inform and consult with the Federal Reserve Board prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to its capital structure.
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

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our main office, which serves as our executive and operations center, is located at 10500 Coursey Boulevard in Baton Rouge, Louisiana. In addition, we operate 30 branch offices located in Ascension (2), East Baton Rouge (6), Jefferson (2), Lafayette (2), Livingston (1), St. Tammany (1), Tangipahoa (1) West Baton Rouge (1), East Feliciana (2), West Feliciana (1), Evangeline (3) and Calcasieu (1) Parishes, Louisiana, three branch offices located in Galveston (2) and Houston (1) Counties, Texas, two branch offices located in Sumter County, Alabama and, as of February 21, 2020, two branch offices located in Victoria (1) and Jim Wells (1) Counties, Texas. We also have a stand-alone automated teller machine in Baton Rouge, Louisiana and one stand-alone interactive teller machine in Lake Charles, Louisiana.
We own our main office and all of our branch offices in Louisiana and Alabama, with the exception of one leased branch location, opened in October 2019. Each of our owned branch facilities is a stand-alone building, equipped with an automated teller machine, on-site parking, and drive-up access. Of the branches acquired from Mainland, located in Texas, one location is owned and two are leased properties. Both branches acquired from PlainsCapital, also located in Texas, are leased properties. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.
We also own two tracts of land in East Baton Rouge Parish and a tract of land in each of the following parishes: St. Mary Parish; Lafayette Parish; Jefferson Parish; and Calcasieu Parish. Each tract of land has been designated as a future branch location. The tract of land in Calcasieu Parish is currently being developed and will operate as a full-service branch location in 2020. The timing of the development of the remaining tracts of land is uncertain. In addition, we lease a building in our New Orleans market that has been designated as a future branch location.

Item 3. Legal Proceedings
From time to time we are party to ordinary routine litigation matters incidental to the conduct of our business. We are not presently party to, and none of our property is the subject of, any legal proceedings, the resolution of which we believe would have a material adverse effect on our business, financial condition, results of operations, cash flows, growth prospects or capital levels, nor were any such proceedings terminated during the fourth quarter of 2019.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the Nasdaq Global Market (the “Nasdaq”) under the symbol “ISTR.” As of March 11, 2020, there were approximately 750 holders of record of our common stock.
Dividend Policy
The Company has paid a quarterly dividend since 2011 and intends to continue to declare dividends on a quarterly basis. The declaration of dividends is at the discretion of our board of directors and will depend on our financial performance, future prospects, regulatory requirements and other factors deemed relevant by the board of directors.
Since we are a holding company with no material business activities, our ability to pay dividends is substantially dependent upon the ability of Investar Bank to transfer funds to us in the form of dividends, loans and advances. The Bank’s ability to pay dividends and make other distributions and payments to us depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors. In addition, the Bank’s ability to pay dividends to us is itself subject to various legal, regulatory and other restrictions. See “Supervision and Regulation—Dividends” in Item 1, Business, above for a discussion of the restrictions on dividends under federal banking laws and regulations. In addition, as a Louisiana corporation, we are subject to certain restrictions on dividends under the Louisiana Business Corporation Act. Generally, a Louisiana corporation may pay dividends to its shareholders unless, after giving effect to the dividend, either (1) the corporation would not be able to pay its debts as they come due in the usual course of business or (2) the corporations’ total assets are less than the sum of its total liabilities and the amount that would be needed, if the corporation were to be dissolved at the time of the payment of the dividend, to satisfy the preferential rights of shareholders whose preferential rights are superior to those receiving the dividend. In addition, our existing and future debt agreements limit, or may limit, our ability to pay dividends. Under the terms of our 5.125% Fixed-to-Floating Rate Subordinated Notes due 2029, we may not pay a dividend if either our parent company or the Bank, both immediately prior to the declaration of the dividend and after giving effect to the payment of the dividend, would not maintain regulatory capital ratios that are at “well capitalized” levels for regulatory capital purposes. We are also prohibited from paying dividends upon and during the continuance of any Event of Default under such notes. Finally, our ability to pay dividends may be limited on account of the junior subordinated debentures that we assumed through acquisitions. We must make payments on the junior subordinated debentures before any dividends can be paid on our common stock.
These restrictions do not, and are not expected in the future to, materially limit the Company’s ability to pay dividends to its shareholders in an amount consistent with the Company’s history of paying dividends.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on the Company’s common stock over a measurement period beginning January 1, 2015 with (i) the cumulative total return on the stocks included in the Russell 3000 Index and (ii) the cumulative total return on the stocks included in the SNL Index of Banks with assets between $1 billion and $5 billion. The performance graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the SNL Index of Banks was $100 at January 1, 2015, the date our common stock began publicly trading on the Nasdaq, and that all dividends were reinvested.

Index	12/31/2014	6/30/2015	12/31/2015	6/30/2016
Investar Holding Corporation	$100.00	$109.85	$127.33	$111.41
Russell 3000	100.00	101.94	100.48	104.12
SNL U.S. Bank $1B-$5B	100.00	105.82	111.94	110.49
	12/31/2016	6/30/2017	12/31/2017	6/30/2018
Investar Holding Corporation	$135.28	$166.41	$175.35	$201.73
Russell 3000	113.27	123.39	137.21	141.63
SNL U.S. Bank $1B-$5B	161.04	161.37	171.69	186.49
	12/31/2018	6/30/2019	12/31/2019
Investar Holding Corporation	$181.86	$175.30	$177.70
Russell 3000	130.02	154.35	170.35
SNL U.S. Bank $1B-$5B	150.42	165.05	182.85
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
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs (2)
October 1, 2019 to October 31, 2019	127	$23.70	—	326,334
November 1, 2019 to November 30, 2019	—	—	—	326,334
December 1, 2019 to December 31, 2019	—	—	—	326,334
	127	$23.70	—	326,334

(1)	Shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.

(2)
On February 5, 2019, the Company announced that its board of directors authorized the repurchase of an additional 300,000 shares of the Company’s common stock under its stock repurchase plan, in addition to the 86,240 shares that were remaining as authorized for repurchase at December 31, 2018. On June 26, 2019, the Company announced that its board of directors authorized the repurchase of an additional 300,000 shares of the Company’s common stock.

Unregistered Sales of Equity Securities
Information regarding the Company’s unregistered sales of equity securities during the period covered by this report has been previously included in the Current Report on Form 8-K.
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

Item 6. Selected Financial Data
The following table sets forth selected historical financial information and other data as of and for the years ended December 31, 2019, 2018, 2017, 2016, and 2015. The selected financial data is derived from our audited historical consolidated financial statements. The information below should be read in conjunction with other information contained in this report, including the information contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

(In thousands, except share data)	As of December 31,
	2019(1)	2018	2017(1)	2016	2015
Financial Condition Data
Total assets	$2,148,916	$1,786,469	$1,622,734	$1,158,960	$1,031,555
Total gross loans, net of allowance for loan losses	1,681,275	1,391,371	1,250,888	886,375	819,822
Allowance for loan losses	10,700	9,454	7,891	7,051	6,128
Investment securities	274,214	265,047	235,561	183,142	139,779
Goodwill and other intangible assets	31,035	19,787	19,926	3,234	3,175
Noninterest-bearing deposits	351,905	217,457	216,599	108,404	90,447
Interest-bearing deposits	1,355,801	1,144,274	1,008,638	799,383	646,959
Total deposits	1,707,706	1,361,731	1,225,237	907,787	737,406
Total borrowings	183,318	232,549	212,553	126,499	170,205
Long-term borrowings	127,223	27,150	64,018	12,809	11,969
Total stockholders’ equity	241,976	182,262	172,729	112,757	109,350

	As of and for the year ended December 31,
	2019(1)	2018	2017(1)	2016	2015
Income Statement Data
Interest income	$89,443	$73,891	$53,346	$43,152	$37,340
Interest expense	24,625	16,521	10,829	8,413	5,882
Net interest income	64,818	57,370	42,517	34,739	31,458
Provision for loan losses	1,908	2,570	1,540	2,079	1,865
Net interest income after provision	62,910	54,800	40,977	32,660	29,593
Noninterest income	6,216	4,318	3,815	5,468	8,344
Noninterest expense	48,168	41,882	32,342	26,639	27,353
Income before income taxes	20,958	17,236	12,450	11,489	10,584
Income tax expense	4,119	3,630	4,248	3,609	3,511
Net income	16,839	13,606	8,202	7,880	7,073

	As of and for the year ended December 31,
	2019(1)	2018	2017(1)	2016	2015
Per Common Share Data
Basic earnings per share	$1.68	$1.41	$0.96	$1.11	$0.98
Diluted earnings per share	1.66	1.39	0.96	1.10	0.97
Dividends per share	0.23	0.17	0.10	0.04	0.03
Book value per share	21.55	19.22	18.15	15.88	15.05
Tangible book value per share(2)	18.79	17.13	16.06	15.42	14.62
Period end common shares outstanding	11,228,775	9,484,219	9,514,926	7,101,851	7,264,282
Basic weighted average common shares outstanding	9,931,497	9,538,891	8,399,584	7,107,187	7,214,045
Diluted weighted average common shares outstanding	10,031,018	9,664,843	8,456,928	7,149,834	7,258,008

Performance Ratios
Return on average assets	0.85%	0.81%	0.62%	0.71%	0.77%
Return on average equity	8.21	7.68	5.65	6.99	6.60
Net interest margin	3.51	3.61	3.39	3.32	3.61
Efficiency ratio(3)	67.81	67.89	69.80	66.25	68.72
Net interest income to average assets	3.28	3.40	3.19	3.14	3.42
Dividend payout ratio	13.55	12.09	10.78	3.80	3.26

Asset Quality Ratios
Nonperforming assets to total assets	0.30%	0.54%	0.46%	0.52%	0.30%
Nonperforming loans to total loans	0.37	0.42	0.29	0.22	0.32
Allowance for loan losses to total loans	0.63	0.67	0.63	0.79	0.82
Allowance for loan losses to nonperforming loans	171.09	158.94	214.43	356.16	254.16
Net charge-offs to average loans	0.04	0.08	0.07	0.14	0.05

Capital Ratios
Total equity to total assets	11.26%	10.20%	10.64%	9.73%	10.60%
Tangible equity to tangible assets(4)	9.96	9.20	9.53	9.48	10.32
Tier 1 capital to average assets	10.45	9.81	10.66	10.10	11.39
Common equity tier 1 capital ratio	11.67	11.15	11.75	11.4	0.1167
Tier 1 capital to risk-weighted assets	12.03	11.59	12.24	11.75	12.05
Total capital to risk-weighted assets	15.02	13.46	14.22	12.47	12.72

(1)
Selected consolidated financial data includes the effect of mergers from the date of each merger. On July 1, 2017, the Company acquired Citizens Bancshares, Inc. and its wholly-owned subsidiary, Citizens Bank, by merger with and into the Company and Bank, respectively. On December 1, 2017, the Company acquired BOJ Bancshares, Inc. and its wholly-owned subsidiary, The Highlands Bank, by merger with and into the Company and Bank, respectively. On March 1, 2019, the Company acquired Mainland Bank, by merger with and into the Bank. On November 1, 2019, the Company acquired Bank of York, by merger with and into the Bank. References in this document to assets purchased and liabilities assumed in acquisition transactions reflect the fair value of such assets and liabilities on the date of acquisition, unless the context indicates otherwise.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section presents management’s perspective on the financial condition and results of operations of Investar Holding Corporation (the “Company,” “we,” “our,” or “us”) and its wholly-owned subsidiary, Investar Bank, National Association (the “Bank”). The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes and other supplemental information included herein. Certain risks, uncertainties and other factors, including those set forth under Item 1A, Risk Factors in Part I, and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statement appearing in this discussion and analysis.
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
Our forward-looking statements contained herein are based on assumptions and estimates that management believes to be reasonable in light of the information available at this time. However, many of these statements are inherently uncertain and beyond our control and could be affected by many factors. Factors that could have a material effect on our business, financial condition, results of operations, cash flows and future growth prospects can be found in Item 1A, Risk Factors. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•
business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate; including evolving risks to economic activity posed by the coronavirus;

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

•
our ability to complete any pending acquisitions and efficiently integrate completed acquisitions into our operations, meet the regulatory requirements related to such acquisitions, retain the customers of acquired businesses and grow the acquired operations;

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
Overview
Through our wholly-owned subsidiary Investar Bank, National Association, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses. Our primary areas of operation are south Louisiana (approximately 86% of our total deposits as of December 31, 2019), including Baton Rouge, New Orleans, Lafayette and their surrounding areas; as of March 1, 2019, southeast Texas, including Houston and its surrounding area; and as of November 2019, west Alabama, including York and its surrounding area. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. Our strategy includes organic growth through high quality loans and growth through acquisitions, including whole-bank acquisitions and strategic branch acquisitions. We currently operate 30 full service branches, including three branches from our acquisition of Mainland Bank on March 1, 2019 (in Texas City, Houston and Dickinson, Texas), two branches from our acquisition of Bank of York on November 1, 2019 (in York and Livingston, Alabama) and two branches acquired in February 2020 from PlainsCapital Bank (in Alice and Victoria, Texas). We have completed six whole-bank acquisitions since 2011 and regularly review acquisition opportunities. In addition to our branches acquired through acquisitions, during our last three fiscal years, we opened five de novo branch locations.
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

	As of and for the year ended December 31,
	2019	2018	2017	2016	2015
Total stockholders’ equity - GAAP	$241,976	$182,262	$172,729	$112,757	$109,350
Adjustments:
Goodwill	26,132	17,424	17,086	2,684	2,684
Core deposit intangible	4,803	2,263	2,740	450	491
Trademark intangible	100	100	100	100	—
Tangible equity	$210,941	$162,475	$152,803	$109,523	$106,175

Total assets - GAAP	$2,148,916	$1,786,469	$1,622,734	$1,158,960	$1,031,555
Adjustments:
Goodwill	26,132	17,424	17,086	2,684	2,684
Core deposit intangible	4,803	2,263	2,740	450	491
Trademark intangible	100	100	100	100	—
Tangible assets	$2,117,881	$1,766,682	$1,602,808	$1,155,726	$1,028,380

Total shares outstanding	11,228,775	9,484,219	9,514,926	7,101,851	7,264,282
Book value per share	$21.55	$19.22	$18.15	$15.88	$15.05
Effect of adjustment	(2.76)	(2.09)	(2.09)	(0.46)	(0.43)
Tangible book value per share	$18.79	$17.13	$16.06	$15.42	$14.62
Total equity to total assets	11.26%	10.20%	10.64%	9.73%	10.60%
Effect of adjustment	(1.30)	(1.00)	(1.11)	(0.25)	(0.28)
Tangible equity to tangible assets	9.96%	9.20%	9.53%	9.48%	10.32%

Efficiency ratio(1)
Noninterest expense	$48,168	$41,882	$32,342	$26,639	$27,353
Net interest income	64,818	57,370	42,517	34,739	31,458
Noninterest income	6,216	4,318	3,815	5,468	8,344
Efficiency ratio	67.81%	67.89%	69.80%	66.25%	68.72%

(1)	Calculated as noninterest expense divided by the sum of net interest income (before provision for loan losses) and noninterest income.

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
Overview of Financial Condition and Results of Operations
Net income for the year ended December 31, 2019 totaled $16.8 million, or $1.66 per diluted share, compared to $13.6 million, or $1.39 per diluted share, for the year ended December 31, 2018. This represents a $3.2 million, or a 23.8%, increase in net income. The increase can mainly be attributed to the Company’s year-over-year interest-earning asset growth.
Key components of the Company’s performance during the year ended December 31, 2019 are summarized below.

•	Total assets grew to $2.1 billion at December 31, 2019, an increase of 20.3% from $1.8 billion at December 31, 2018.

•	Total loans, net of allowance for loan losses at December 31, 2019 were $1.7 billion, an increase of $289.9 million, or 20.8% compared to $1.4 billion at December 31, 2018.

•
Total deposits were $1.7 billion at December 31, 2019, an increase of $346.0 million, or 25.4%, compared to deposits of $1.4 billion at December 31, 2018. Noninterest-bearing deposits increased $134.4 million, or 61.8%, to $351.9 million compared to $217.5 million at December 31, 2018.

•
Net interest income for the year ended December 31, 2019 was $64.8 million, an increase of $7.4 million, or 13.0%, compared to $57.4 million for the year ended December 31, 2018. This increase was mainly driven by growth in interest-earning assets with an increase in interest income of $15.6 million compared to the year ended December 31, 2018, with $12.6 million due to an increase in volume and $3.0 million due to an increase in rate. The increase in interest income was partially offset by an increase in interest-bearing liabilities resulting in an increase in interest expense of $8.1 million compared to the year ended December 31, 2018, with $2.0 million due to an increase in volume and $6.1 million due to an increase in rate.

•
The Bank completed two acquisitions during the year ended December 31, 2019. The acquisition of Mainland Bank in Texas City, Texas was completed on March 1, 2019, and the acquisition of Bank of York in York, Alabama was completed on November 1, 2019. See further discussion in Acquisitions below.

•
The Bank opened two new branch locations during the fourth quarter of 2019. One branch is located in Lafayette, Louisiana, and the other branch is located in Westlake, Louisiana and is the Bank’s first branch in the Lake Charles market area.

•	The Company repurchased 359,906 shares of its common stock through its stock repurchase program at an average price of $23.09 during the year ended December 31, 2019.
Certain Events That Affect Year-over-Year Comparability
Acquisitions. On March 1, 2019, the Company completed the acquisition of Mainland Bank (“Mainland”), a Texas state bank located in Texas City, Texas. The Company acquired 100% of Mainland’s outstanding common shares for approximately $18.6 million in the form of 763,849 shares of the Company’s common stock. The acquisition of Mainland expanded the Company’s branch footprint into Texas and increased the core deposit base to help position the Company to continue to grow. On the date of acquisition, Mainland had total assets with a fair value of approximately $128.4 million, $82.4 million in loans, and $107.6 million in deposits, and served the residents of Harris and Galveston counties through three branch locations. The Company recorded a core deposit intangible and goodwill of $2.4 million and $4.5 million, respectively, related to the acquisition of Mainland.
On November 1, 2019, the Company completed the acquisition of Bank of York, an Alabama state bank located in York, Alabama. All of the issued and outstanding shares of Bank of York common stock were converted into aggregate cash merger consideration of $15.0 million. On the date of acquisition, Bank of York had total assets with a fair value of $102.0 million, $46.1 million in loans, and $85.0 million in deposits, and served the residents of Sumter County through two branch locations and one loan production office in Tuscaloosa County. The Company recorded a core deposit intangible and goodwill of $0.9 million and $4.2 million, respectively, related to the acquisition of Bank of York.
Debt and Equity Raise. During the fourth quarter of 2019, we completed both a subordinated debt issuance and a common stock offering. We issued and sold $25.0 million in fixed-to-floating rate subordinated notes due in 2029. The common stock offering generated net proceeds of $28.5 million through the issuance of 1.3 million common shares at a price of $23.25 per share. The proceeds from the subordinated debt issuance and common stock offering were raised for general corporate purposes and potential strategic acquisitions.
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
Discussion and Analysis of Financial Condition
Total assets were $2.1 billion at December 31, 2019, an increase of 20.3% from total assets of $1.8 billion at December 31, 2018. Our total assets of $1.8 billion at December 31, 2018 represents a 10.1% increase from total assets of $1.6 billion at December 31, 2017. The growth experienced since December 31, 2017 can be attributed to organic growth of the Company through the hiring of a number of key bankers, including experienced commercial lenders, five de novo branch openings, as well as two acquisitions completed in 2019 which added assets with a fair value of $230.4 million.

Loans
General. Loans constitute our most significant asset, comprising 79%, 78%, and 78% of our total assets at December 31, 2019, 2018 and 2017, respectively. Loans increased $291.2 million, or 20.8%, to $1.7 billion at December 31, 2019 from $1.4 billion at December 31, 2018. Loans increased $142.0 million, or 11.3%, to $1.4 billion at December 31, 2018 from $1.3 billion at December 31, 2017.
The table below sets forth the balance of loans, excluding loans held for sale, outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	December 31,
	2019		2018		2017		2016		2015
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Mortgage loans on real estate:
Construction and land development	$197,797	11.7%	$157,946	11.3%	$157,667	12.5%	$90,737	10.2%	$81,863	11.0%
1-4 Family	321,489	19.0	287,137	20.5	276,922	22.0	177,205	19.8	156,300	21.0
Multifamily	60,617	3.6	50,501	3.6	51,283	4.1	42,759	4.8	29,694	4.0
Farmland	27,780	1.6	21,356	1.5	23,838	1.9	8,207	0.9	2,955	0.4
Commercial real estate
Owner-occupied	352,324	20.8	298,222	21.3	272,433	21.6	180,458	20.2	137,752	18.5
Nonowner-occupied	378,736	22.4	328,782	23.5	264,931	21.0	200,258	22.4	150,831	20.2
Commercial and industrial	323,786	19.2	210,924	15.0	135,392	10.8	85,377	9.6	69,961	9.4
Consumer	29,446	1.7	45,957	3.3	76,313	6.1	108,425	12.1	116,085	15.5
Total loans	$1,691,975	100%	$1,400,825	100%	$1,258,779	100%	$893,426	100%	$745,441	100%
Our focus on a relationship-driven banking strategy and the hiring of experienced commercial lenders are the primary reasons for our organic loan growth. Over the last three fiscal years, we have increased our focus on commercial real estate loans and commercial and industrial loans, including adding and expanding a new Commercial and Industrial division in early 2018. In addition, we completed two acquisitions in 2017 and two acquisitions in 2019.
The decrease in the consumer loan portfolio during this period is primarily a result of pay-downs of portfolio loans. At December 31, 2019, indirect auto loans made up 43.7% of the consumer loan portfolio. The Company discontinued accepting indirect auto loan applications on December 31, 2015 and expects its consumer loan portfolio as a percentage of the total loan portfolio to continue to decrease over time. At December 31, 2019, the weighted average remaining term of the indirect auto loan portfolio was 2.0 years.
At December 31, 2019, the Company’s total business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $676.1 million, an increase of $167.0 million, or 32.8%, compared to the business lending portfolio of $509.1 million at December 31, 2018. The business lending portfolio at December 31, 2018 increased $101.3 million, or 24.8%, compared to $407.8 million at December 31, 2017.
The following table sets forth loans outstanding at December 31, 2019, which, based on remaining scheduled repayments of principal, are due in the periods indicated, as well as the amount of loans with fixed and variable rates in each maturity range. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less.

(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Mortgage loans on real estate:
Construction and land development	$146,587	$26,422	$19,189	$5,314	$285	$197,797
1-4 Family	49,782	88,504	47,054	24,600	111,549	321,489
Multifamily	2,953	30,177	24,730	184	2,573	60,617
Farmland	7,714	11,720	7,280	315	751	27,780
Commercial real estate
Owner-occupied	30,052	157,603	91,555	55,790	17,324	352,324
Nonowner-occupied	40,376	165,852	126,765	45,673	70	378,736
Commercial and industrial	182,280	95,196	31,137	6,931	8,242	323,786
Consumer	6,500	20,196	2,567	178	5	29,446
Total loans	$466,244	$595,670	$350,277	$138,985	$140,799	$1,691,975
Amounts with fixed rates	$122,513	$553,251	$342,240	$137,734	$131,275	$1,287,013
Amounts with variable rates	343,731	42,419	8,037	1,251	9,524	404,962
Total loans	$466,244	$595,670	$350,277	$138,985	$140,799	$1,691,975
Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2019 and December 31, 2018, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.
Investment Securities
We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment as a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 13% of our total assets and totaled $274.2 million at December 31, 2019, an increase of $9.2 million, or 3.5%, from $265.0 million at December 31, 2018. The investment securities balance at December 31, 2018 represented a $29.4 million, or 12.5%, increase from $235.6 million at December 31, 2017. The increase in investment securities at December 31, 2019 compared to December 31, 2018 and 2017 resulted from purchases of multiple investment types in our current portfolio.
The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	December 31,
	2019		2018		2017
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of U.S. government agencies and corporations	$33,651	12.3%	$7,870	3.0%	$8,168	3.5%
Obligations of state and political subdivisions	42,936	15.7	44,685	16.9	47,098	20.0
Corporate bonds	19,163	6.9	15,509	5.8	16,210	6.9
Residential mortgage-backed securities	106,868	39.0	140,294	52.9	115,614	49.0
Commercial mortgage-backed securities	71,596	26.1	56,689	21.4	47,629	20.2
Equity securities	—	—	—	—	842	0.4
Total investment securities	$274,214	100%	$265,047	100%	$235,561	100%

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
Effective January 1, 2018, per the requirements of the FASB’s Accounting Standards Update (“ASU”) 2016-01, the carrying values of the Company’s equity securities historically included in the available for sale securities portfolio are included in equity securities on the consolidated balance sheet and are adjusted for unrealized gains or losses with any changes being recognized in net income in the consolidated statement of income.
Typically, our investment securities are available for sale. There were no purchases of held to maturity securities during the years ended December 31, 2019, 2018 and 2017. In the year ended December 31, 2019, we purchased $110.4 million of investment securities, compared to purchases of $72.3 million and $104.2 million of investment securities during the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2019, we also sold $65.6 million of investment securities, the majority of which were sold during the second quarter of 2019, as we sought to better position the balance sheet for potential reductions in short term interest rates. Mortgage-backed securities represented 65%, 68%, and 61% of the available for sale securities we purchased in 2019, 2018 and 2017, respectively. Of the remaining securities purchased in 2019, 2018 and 2017, 29%, 25%, and 33%, respectively, were U.S. government agency securities, while 4%, 1%, and 3%, respectively, were municipal securities. We only purchase corporate bonds that are investment grade securities issued by seasoned corporations.
The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio as of December 31, 2019 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of states and political subdivisions	$790	5.88%	$3,575	5.88%	$5,122	5.88%	$—	—%
Residential mortgage-backed securities	—	—	—	—	—	—	4,922	2.85
Available for sale:
Obligations of U.S. government agencies and corporations	—	—	2,608	2.11	26,907	3.35	4,136	3.26
Obligations of states and political subdivisions	2,174	1.94	4,694	2.34	13,552	2.64	12,500	4.15
Corporate bonds	—	—	4,139	3.53	15,106	3.65	—	—
Residential mortgage-backed securities	—	—	197	3.07	294	2.87	100,457	2.47
Commercial mortgage-backed securities	—	—	1,887	2.78	10,692	2.49	58,761	2.89
	$2,964		$17,100		$71,673		$180,776
The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.
Premises and Equipment
Bank premises and equipment increased $10.7 million, or 26.6%, to $50.9 million at December 31, 2019 from $40.2 million at December 31, 2018. The increase was mainly attributable to the completion of two acquisitions which added $3.5 million in bank premises and equipment, the addition of right-of-use assets related to leases of $3.3 million, and the addition of two de novo branches. Bank premises and equipment increased $2.7 million, or 7.2%, to $40.2 million at December 31, 2018 from $37.5 million at December 31, 2017. The increase was primarily due to the addition of a de novo branch, equipment upgrades at branches acquired in 2017, and the interactive teller machine launched in 2018.

Deferred Tax Liability/Asset
At December 31, 2019, the net deferred tax liability was $0.1 million, compared to net deferred tax assets of $1.1 million and $1.3 million at December 31, 2018 and 2017, respectively. The decrease in the deferred tax asset to a net deferred tax liability at December 31, 2019 compared to December 31, 2018 is mainly attributable to the increase in the unrealized gain on available for sale (“AFS”) securities during the period.
The Bank acquired net operating loss carryforwards as a result of acquisitions. At December 31, 2019, we held approximately $0.5 million in net operating loss carryforwards that expire in 2033. U.S. tax law imposes annual limitations under Internal Revenue Code Section 382 on the amount of net operating loss carryforwards that may be used to offset federal taxable income. Under these laws, we may apply up to approximately $0.1 million to offset our taxable income each year through 2023. In addition to this limitation, our ability to utilize net operating loss carryforwards depends upon the Company generating taxable income. Given the substantial amount of time before our net operating loss carryforwards begin to expire, we currently expect to utilize these net operating loss carryforwards in full before their expiration.
Deposits
The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at December 31, 2019, 2018 and 2017 (dollars in thousands).

	December 31,
	2019		2018		2017
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$351,905	20.6%	$217,457	16.0%	$216,599	17.7%
Interest-bearing demand deposits	335,478	19.6	295,212	21.7	208,683	17.0
Money market deposit accounts	198,999	11.7	179,340	13.2	146,140	11.9
Savings accounts	115,324	6.8	104,146	7.6	117,372	9.6
Time deposits	706,000	41.3	565,576	41.5	536,443	43.8
Total deposits	$1,707,706	100.0%	$1,361,731	100.0%	$1,225,237	100.0%
Total deposits were $1.7 billion at December 31, 2019, an increase of $346.0 million, or 25.4%, from total deposits of $1.4 billion at December 31, 2018. The Company acquired approximately $84.8 million in deposits from Bank of York in the fourth quarter of 2019 and $107.6 million in deposits from Mainland Bank in the first quarter of 2019. The remaining increase is due to organic growth. Total deposits at December 31, 2018 increased $136.5 million, or 11.1%, from total deposits of $1.2 billion at December 31, 2017 due to organic growth.
The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at December 31, 2019 and 2018 (dollars in thousands).

	December 31,
	2019		2018
Time remaining until maturity:	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Three months or less	$89,995	$2,162	$76,435	$1,488
Over three months through six months	74,759	1,421	72,177	220
Over six months through twelve months	198,801	1,852	100,215	1,840
Over one year through three years	90,541	4,954	67,820	4,704
Over three years	13,935	1,629	9,737	1,835
	$468,031	$12,018	$326,384	$10,087

Borrowings
Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bank (“FNBB”) and TIB-The Independent BankersBank (“TIB”) totaling $60.0 million, subordinated debt and junior subordinated debentures.
Securities sold under agreements to repurchase increased $1.0 million to $3.0 million at December 31, 2019 from $2.0 million at December 31, 2018. Our advances from the FHLB were $131.6 million at December 31, 2019, a decrease of $74.9 million from FHLB advances of $206.5 million at December 31, 2018 as we utilized available capital to pay off a portion of advances. There were no funds drawn on the unsecured lines of credit at December 31, 2019 or 2018.
The average balances and cost of funds of short-term borrowings at December 31, 2019, 2018 and 2017 are summarized in the table below (dollars in thousands).

	Average Balances			Cost of Funds
	December 31,			December 31,
	2019	2018	2017	2019	2018	2017
Federal funds purchased and other short-term borrowings	$110,603	$126,670	$96,774	2.09%	1.84%	1.37%
Securities sold under agreements to repurchase	2,936	18,420	32,335	1.32	0.99	0.33
Total short-term borrowings	$113,539	$145,090	$129,109	2.07%	1.73%	1.11%

2029 Notes. On November 12, 2019, Investar Holding Corporation (“Investar”) issued $25.0 million in aggregate principal amount of its 5.125% Fixed-to-Floating Rate Subordinated 2029 Notes due 2029 (“2029 Notes”) at 100% of their face amount in a private placement to certain institutional and other accredited investors. The 2029 Notes have a maturity date of December 30, 2029. From and including the date of issuance to, but excluding December 30, 2024, the 2029 Notes will bear interest at an initial fixed rate of 5.125% per annum, payable semi-annually in arrears. From and including December 30, 2024 and thereafter, the 2029 Notes will bear interest at a floating rate equal to the then-current three-month LIBOR as calculated on each applicable date of determination, or an alternative rate determined in accordance with the terms of the 2029 Notes if the three-month LIBOR cannot be determined, plus 3.490%, payable quarterly in arrears.

Investar may redeem the 2029 Notes, in whole or in part, on or after December 30, 2024 or, in whole but not in part, under certain limited circumstances set forth in the 2029 Notes. Any redemption by Investar would be at a redemption price equal to 100% of the principal balance being redeemed, together with any accrued and unpaid interest to the date of redemption.

Principal and interest on the 2029 Notes are not subject to acceleration, except upon certain bankruptcy-related events. The 2029 Notes are unsecured, subordinated obligations of Investar and rank junior in right of payment to Investar’s current and future senior indebtedness and to Investar’s obligations to its general creditors. The 2029 Notes are obligations of Investar only and are not obligations of, and are not guaranteed by, any of the Investar’s subsidiaries. The 2029 Notes are structured to qualify as Tier 2 capital for regulatory capital purposes.

2027 Notes. On March 24, 2017, Investar issued $18.6 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes due 2027 (the “2027 Notes”), at 100% of the aggregate principal amount of the 2027 Notes in an offering registered under the Securities Act of 1933, as amended.

The 2027 Notes will mature on March 30, 2027. From and including the date of issuance, but excluding March 30, 2022, the 2027 Notes will bear interest at an initial fixed rate of 6.00% per annum, payable semi-annually. From and including March 30, 2022 and thereafter, the 2027 Notes will bear interest at a floating rate equal to the then-current three-month LIBOR (but not less than zero) as calculated on each applicable date of determination, plus 3.945%, payable quarterly.

Principal and interest on the 2027 Notes are not subject to acceleration, except upon certain bankruptcy-related events. The 2027 Notes are unsecured subordinated obligations of Investar. The 2027 Notes are subordinated in right of payment to the payment of Investar’s existing and future senior indebtedness, including all of its general creditors. The 2027 Notes are obligations of Investar only and are not obligations of, and are not guaranteed by, any of the Investar’s subsidiaries. Investar may, beginning with the interest payment date of March 30, 2022, and on any interest payment date thereafter, redeem the 2027 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The 2027 Notes are structured to qualify as Tier 2 capital for regulatory capital purposes.

Junior subordinated debt of $5.9 million and $5.8 million at December 31, 2019 and 2018, respectively, represents the junior subordinated debentures that we assumed in connection with our acquisitions of BOJ Bancshares, Inc. in 2017 and First Community Bank (“FCB”) in 2013.
Results of Operations
Performance Summary
2019 vs. 2018. For the year ended December 31, 2019, net income was $16.8 million, or $1.68 per basic common share and $1.66 per diluted common share, compared to net income of $13.6 million, or $1.41 per basic common share and $1.39 per diluted common share, for the year ended December 31, 2018. The increases in basic and diluted earnings per common share and net income were primarily driven by an increase in net interest income resulting from both organic loan growth and loans acquired during 2019, as well as an increase in the yields on interest-earning assets, offset, in part, by an increase in the cost of funds. The increase in net interest income was partially offset by an increase in noninterest expense.
Return on average assets increased to 0.85% for the year ended December 31, 2019 from 0.81% for the year ended December 31, 2018. Return on average equity was 8.21% for the year ended December 31, 2019 compared to 7.68% for the year ended December 31, 2018. The increase in both return on average assets and return on average equity is mainly attributable to the $3.2 million increase in net income.
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
The primary factors affecting net interest margin are changes in interest rates, competition, and the shape of the interest rate yield curve. The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, was lowered on December 16, 2008 to a historic low of 0% to 0.25%, where it remained until December 16, 2015, when the target rate was increased slightly to 0.50% to 0.75%. Since December 31, 2015, the Federal Funds target rate increased a total of 175 basis points and remained at 2.25% to 2.50%, as of December 19, 2018, until it was lowered to 2.00 to 2.25% on July 31, 2019. The Federal Reserve further reduced the rate by 25 basis points on both September 18, 2019 to 1.75 to 2.00% and October 30, 2019 to 1.50 to 1.75%. On March 3, 2020, the Federal Reserve lowered the Federal Funds target rate to 1.00 to 1.25%, which the Federal Reserve stated was in response to the evolving risks to economic activity posed by the coronavirus.

2019 vs. 2018. Net interest income increased 13.0% to $64.8 million for the year ended December 31, 2019 from $57.4 million for the same period in 2018. Net interest margin was 3.51% for the year ended December 31, 2019, a decrease of 10 basis points from 3.61% for the year ended December 31, 2018. The increase in net interest income resulted from increases in both the volume of interest-earning assets and the yield earned on those assets, partially offset by an increase in the volume of and rate paid on interest-bearing liabilities. These changes were driven both by organic loan and deposit growth and growth due to acquisitions during 2019, and the current interest rate environment. For the year ended December 31, 2019, average loans and average investment securities increased approximately $233.6 million and $15.4 million, respectively, while average interest-bearing deposits increased approximately $221.0 million and average total borrowings decreased approximately $29.2 million compared to the same period in 2018.
Interest income was $89.4 million for the year ended December 31, 2019 compared to $73.9 million for the same period in 2018. Loan interest income made up substantially all of our interest income for the years ended December 31, 2019 and 2018. Interest on our commercial real estate loans, commercial and industrial loans, and one-to-four family residential real estate loans constituted the three largest components of our loan interest income for the year ended December 31, 2019 at 81% of total interest income on loans. Interest on our commercial real estate loans, one-to-four family residential real estate loans, and construction and development loans constituted the three largest components of our loan interest income for the year ended December 31, 2018 at 78% of total interest income on loans. The overall yield on interest-earning assets increased 19 basis points to 4.84% for the year ended December 31, 2019 compared to 4.65% for the same period in 2018. The loan portfolio yielded 5.26% for the year ended December 31, 2019 compared to 5.11% for the year ended December 31, 2018, while the yield on the investment portfolio was 2.73% for the year ended December 31, 2019 compared to 2.57% for the year ended December 31, 2018.
Interest expense was $24.6 million for the year ended December 31, 2019, an increase of $8.1 million compared to interest expense of $16.5 million for the year ended December 31, 2018. While there was an increase in the volume of interest-bearing liabilities, the increase in interest expense is mainly attributable to the increase in the rate paid for these liabilities for the year ended December 31, 2019 compared to December 31, 2018. The Federal Funds target rate increased 100 basis points during the year ended December 31, 2018, which affects the rate the Company pays for immediately available overnight funds, long-term borrowings, and deposits, and did not experience a slight decrease until July 31, 2019, as discussed above. For the year ended December 31, 2019, the cost of interest-bearing deposits increased 44 basis points to 1.53% and the cost of interest-bearing liabilities increased 38 basis points to 1.67% compared to the same period in 2018.

2018 vs. 2017. Net interest income increased 34.9% to $57.4 million for the year ended December 31, 2018 from $42.5 million for the same period in 2017. Net interest margin was 3.61% for the year ended December 31, 2018, up 22 basis points from 3.39% for the year ended December 31, 2017. The increase in net interest income resulted from increases in both the volume of interest earning assets and the yield earned on those assets, partially offset by an increase in both the volume of and rate paid on interest bearing liabilities. These changes were driven both by organic loan and deposit growth and growth due to acquisitions during 2017, and the current interest rate environment. For the year ended December 31, 2018, average loans and average investment securities increased approximately $292.8 million and $43.9 million, respectively, compared to the same period in 2017, while average interest-bearing deposits and average short- and long-term borrowings increased approximately $188.9 million and $63.8 million, respectively.
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
Interest expense was $16.5 million for the year ended December 31, 2018, an increase of $5.7 million compared to interest expense of $10.8 million for the year ended December 31, 2017. While there was an increase in the cost of interest-bearing liabilities, the increase in interest expense is mainly attributable to the $252.6 million increase in the volume of these liabilities for the year ended December 31, 2018 compared to December 31, 2017. In addition, the Federal Funds target rate increased 100 basis points during the year ended December 31, 2018, which affects the rate the Company pays for immediately available overnight funds, long term borrowings, and deposits. For the year ended December 31, 2018, the cost of interest-bearing deposits increased 15 basis points to 1.09% and the cost of interest-bearing liabilities increased 24 basis points to 1.29% compared to the same period in 2017.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category as of and for the years ended December 31, 2019, 2018 and 2017. Averages presented below are daily averages (dollars in thousands).

	As of and for the year ended December 31,
	2019			2018			2017
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,539,886	$80,954	5.26%	$1,306,264	$66,750	5.11%	$1,013,502	$47,863	4.72%
Securities:
Taxable	240,751	6,650	2.76	222,948	5,793	2.60	180,769	4,265	2.36
Tax-exempt	31,780	790	2.49	34,159	815	2.39	32,427	790	2.44
Interest-earning balances with banks	34,905	1,049	3.00	24,126	533	2.21	28,524	428	1.50
Total interest-earning assets	1,847,322	89,443	4.84	1,587,497	73,891	4.65	1,255,222	53,346	4.25
Cash and due from banks	22,969			17,219			15,534
Intangible assets	26,107			19,927			8,892
Other assets	90,949			73,472			61,387
Allowance for loan losses	(9,969)			(8,491)			(7,368)
Total assets	$1,977,378			$1,689,624			$1,333,667
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$510,148	$5,308	1.04%	$394,336	$3,206	0.81%	$317,755	$2,223	0.70%
Savings deposits	110,936	501	0.45	116,544	567	0.49	78,444	446	0.57
Time deposits	641,630	13,498	2.10	530,881	7,621	1.44	456,690	5,381	1.18
Total interest-bearing deposits	1,262,714	19,307	1.53	1,041,761	11,394	1.09	852,889	8,050	0.94
Short-term borrowings	113,539	2,348	2.07	145,090	2,511	1.73	129,109	1,430	1.11
Long-term debt	98,017	2,970	3.03	95,692	2,616	2.73	47,922	1,349	2.81
Total interest-bearing liabilities	1,474,270	24,625	1.67	1,282,543	16,521	1.29	1,029,920	10,829	1.05
Noninterest-bearing deposits	283,274			220,068			147,856
Other liabilities	14,717			9,817			10,782
Stockholders’ equity	205,117			177,196			145,109
Total liabilities and stockholders’ equity	$1,977,378			$1,689,624			$1,333,667
Net interest income/net interest margin		$64,818	3.51%		$57,370	3.61%		$42,517	3.39%

(1)
Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Nonaccrual loans were included in the computation of average loan balances but carry a zero yield. The yields include the effect of loan fees of $1.9 million, $2.1 million and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, and discounts and premiums that are amortized or accreted to interest income or expense.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the year ended December 31, 2019 compared to the year ended December 31, 2018 (dollars in thousands):

	Year ended December 31, 2019 vs. Year ended December 31, 2018
	Volume	Rate	Net(1)
Interest income:
Loans	$11,939	$2,265	$14,204
Securities:
Taxable	462	395	857
Tax-exempt	(57)	32	(25)
Interest-earning balances with banks	238	278	516
Total interest-earning assets	12,582	2,970	15,552
Interest expense:
Interest-bearing demand deposits	941	1,161	2,102
Savings deposits	(27)	(39)	(66)
Time deposits	1,590	4,287	5,877
Short-term borrowings	(546)	383	(163)
Long-term debt	64	290	354
Total interest-bearing liabilities	2,022	6,082	8,104
Change in net interest income	$10,560	$(3,112)	$7,448

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
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
2019 vs. 2018. Total noninterest income increased $1.9 million, or 44.0%, to $6.2 million for the year ended December 31, 2019 compared to $4.3 million for the year ended December 31, 2018. The increase is primarily due to the $0.9 million increase in other operating income and the $0.6 million increase in the fair value of equity securities. Other operating income includes, among other things, credit card, ATM and wire fees, and income recorded on an equity method investment. The increase in other operating income for the year ended December 31, 2019 is mainly attributable to increased activity, in part due to the completion of two acquisitions in 2019.
Service charges on deposit accounts is the largest component of our noninterest income for the year ended December 31, 2019. These service charges include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item charges, overdraft fees, and treasury management charges. Service charges on deposit accounts increased 26.6% to $1.8 million for the year ended December 31, 2019 compared to $1.5 million for the same period in 2018.
Servicing fees and fee income on serviced loans decreased $0.4 million, or 38.4%, to $0.6 million, for the year ended December 31, 2019. This decrease is a result of the Bank exiting the indirect auto loan origination business at the end of 2015. Since the Bank did not originate auto loans for sale during the years ended December 31, 2019 and 2018, the servicing portfolio, which experienced regularly scheduled paydowns, was not replaced with new loans. We expect servicing fees and fee income on serviced loans to decrease over time until all serviced loans are paid off. At December 31, 2019, the weighted average remaining term of the indirect auto loan portfolio was 2.0 years.
Interchange fees, which are fees earned on the usage of the Bank’s credit and debit cards, increased $0.2 million, or 19.5%, to $1.1 million for year ended December 31, 2019 from $0.9 million for same period in 2018. The increase in interchange fees can primarily be attributed to the increase in the volume of debit and credit card transactions following the Company’s acquisitions in 2019.

Income from bank owned life insurance increased $0.1 million to $0.7 million for the year ended December 31, 2019 from $0.6 million for the same period in 2018. This increase reflects increased interest earned on the Company’s bank owned life insurance policies.
Change in the fair value of equity securities for the year ended December 31, 2019 was an increase of $0.6 million and represents the change in the fair value of marketable equity securities that, prior to January 1, 2018, were included as AFS investment securities in the Company’s consolidated balance sheet. With the adoption of ASU 2016-01 on January 1, 2018, equity securities can no longer be classified as AFS, and, therefore, marketable equity securities are disclosed as equity securities on the balance sheet with changes in the fair value reflected in noninterest income.
Gains on the sale of investment securities for the year ended December 31, 2019 increased to $0.3 million from $14,000 for the same period in 2018. We sold approximately $65.6 million in securities during the year ended December 31, 2019 compared to sales of $7.0 million during the year ended December 31, 2018.

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
Change in the fair value of equity securities for the year ended December 31, 2018 was a decrease of $0.3 million and represents the change in the fair value of marketable equity securities that, prior to January 1, 2018, were included as available for sale investment securities in the Company’s consolidated balance sheet. With the adoption of ASU 2016-01 on January 1, 2018, equity securities can no longer be classified as available for sale, and, therefore, marketable equity securities are disclosed as equity securities on the balance sheet with changes in the fair value reflected in noninterest income.
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
2019 vs. 2018. Total noninterest expense was $48.2 million for the year ended December 31, 2019, an increase of $6.3 million, or 15.0%, from $41.9 million for the year ended December 31, 2018. This increase was driven by the increases in salaries and employee benefits, depreciation and amortization, and other operating expenses.
Salaries and employee benefits increased $3.2 million, or 12.5%, to $28.6 million for the year ended December 31, 2019, compared to $25.5 million for the year ended December 31, 2018. The increase in salaries and employee benefits is mainly attributable the increase in employees following the acquisitions of Mainland and Bank of York, and the additional staff needed for the two de novo branches opened in October and December 2019.
Depreciation and amortization increased $0.9 million, or 35.6%, to $3.5 million for the year ended December 31, 2019, compared to $2.6 million for the year ended December 31, 2018. The increase in depreciation and amortization was driven by the addition of approximately $3.5 million in fixed assets acquired from Mainland and Bank of York. There were also various projects throughout the year, including equipment upgrades at acquired branches, as well as the addition of two de novo branches in the fourth quarter of 2019.
Other operating expenses include security, business development, FDIC and OFI assessments, bank shares and property taxes, charitable contributions, personnel training and development, filing fees, and other costs related to the operation of our business. Other operating expenses increased $0.7 million, or 8.7%, to $8.3 million for the year ended December 31, 2019 from $7.7 million for the same period in 2018. The increase in other operating expenses was primarily related to increases in software and telephone expenses and bank shares tax.
Occupancy expense increased $0.5 million, or 33.3% to $1.8 million for the year ended December 31, 2019 from $1.4 million for the year ended December 31, 2018. This increase is primarily attributable to building rent, as the Bank acquired leases from Mainland for two of its branch locations and entered into a lease for one of the de novo branches opened in 2019.
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

Income Tax Expense
2019 vs. 2018. Income tax expense for the year ended December 31, 2019 was $4.1 million compared to $3.6 million at December 31, 2018. The effective tax rate for the years ended December 31, 2019 and 2018 was 19.7% and 21.1%, respectively. The income tax expense for the year ended December 31, 2018 includes a $0.6 million charge as a result of the revaluation of the Company’s deferred tax assets and liabilities required following the enactment of the TCJA.
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
Credit Risk and the Allowance for Loan Losses
General. The risk of loss should a borrower default on a loan is inherent in any lending activity. Our portfolio and related credit risk are monitored and managed on an ongoing basis by our risk management department, the board of directors’ loan committee and the full board of directors. We utilize a 10 point risk-rating system, which assigns a risk grade to each borrower based on a number of quantitative and qualitative factors associated with a loan transaction. The risk grade categorizes the loan into one of five risk categories, based on information about the ability of borrowers to service the debt. The information includes, among other factors, current financial information about the borrower, historical payment experience, credit documentation, public information and current economic trends. These categories assist management in monitoring our credit quality. The following describes each of the risk categories, which are consistent with the definitions used in guidance promulgated by federal banking regulators:

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

At December 31, 2019 and December 31, 2018, there were no loans classified as loss, while there were $0.1 million of loans classified as doubtful, $8.7 million and $9.5 million, respectively, of loans classified as substandard, and $4.4 million and $0.2 million, respectively, of loans classified as special mention as of such dates. Of our aggregate $13.2 million and $9.7 million doubtful, substandard and special mention loans at December 31, 2019 and December 31, 2018, respectively, $7.1 million and $7.5 million, respectively, were acquired and marked to fair value at the time of their acquisition. At December 31, 2017, we had no doubtful or loss loans, and we had substandard and special mention loans of $5.7 million and $3.1 million, respectively.

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
Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC Topic 450, Contingencies. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC Topic 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $10.7 million at December 31, 2019, an increase compared to $9.5 million at December 31, 2018 and $7.9 million at December 31, 2017, as we increased our loan loss provisioning to reflect our organic loan growth.
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
Impaired loans at December 31, 2019, which include all TDRs and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses, were $2.5 million compared to $3.3 million at December 31, 2018, and $3.0 million at December 31, 2017. At December 31, 2019 and December 31, 2018, $0.1 million and $0.2 million, respectively, of the allowance for loan losses were specifically allocated to impaired loans, while $0.3 million of the allowance was specifically allocated to such loans at December 31, 2017.
The provision for loan losses is a charge to income in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the years ended December 31, 2019, 2018 and 2017, the provision for loan losses was $1.9 million, $2.6 million, and $1.5 million, respectively. The provision recorded in each year is primarily due to the overall organic growth in our loan portfolio.

Total loans acquired from Mainland and Bank of York had carrying values of $83.6 million and $46.0 million, respectively, and fair values of $82.4 million and $46.1 million, respectively, on the acquisition date. Acquired loans that are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. If future cash flows are not reasonably estimable, the Company accounts for the acquired loans using the cash basis method. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. Because ASC 310-30 does not permit carry over or recognition of an allowance for loan losses, we may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses if future cash flows deteriorate below initial projections. We did not increase the allowance for loan losses for loans accounted for under ASC 310-30 during 2019, 2018 or 2017. There was no provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 for the years ended December 31, 2019, 2018 and 2017.
The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	December 31,
	2019	2018	2017	2016	2015
Mortgage loans on real estate:
Construction and development	$1,201	$1,038	$945	$579	$644
1-4 Family	1,490	1,465	1,287	1,377	1,213
Multifamily	387	331	332	355	246
Farmland	101	81	60	60	22
Commercial real estate	4,424	4,182	3,599	2,499	2,156
Commercial and industrial	2,609	1,641	693	759	513
Consumer	488	716	975	1,422	1,334
Total	$10,700	$9,454	$7,891	$7,051	$6,128
The following table presents the amount of the allowance for loan losses allocated to each loan category as a percentage of total loans as of the dates indicated (dollars in thousands).

	December 31,
	2019	2018	2017	2016	2015
Mortgage loans on real estate:
Construction and development	0.07%	0.07%	0.07%	0.06%	0.09%
1-4 Family	0.09	0.10	0.10	0.15	0.16
Multifamily	0.02	0.02	0.03	0.04	0.03
Farmland	0.01	0.01	—	0.01	—
Commercial real estate	0.26	0.30	0.29	0.28	0.29
Commercial and industrial	0.15	0.12	0.06	0.09	0.07
Consumer	0.03	0.05	0.08	0.16	0.18
Total	0.63%	0.67%	0.63%	0.79%	0.82%
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

The table below reflects the activity in the allowance for loan losses for the periods indicated (dollars in thousands).

	Year ended December 31,
	2019	2018	2017	2016	2015
Allowance at beginning of period	$9,454	$7,891	$7,051	$6,128	$4,630
Provision for loan losses	1,908	2,570	1,540	2,079	1,865
Charge-offs:
Mortgage loans on real estate:
Construction and development	(51)	(24)	—	(27)	(17)
1-4 Family	(62)	(167)	—	(57)	(78)
Commercial real estate	(24)	—	—	(526)	—
Commercial and industrial	(252)	(481)	(270)	—	(58)
Consumer	(411)	(513)	(495)	(618)	(477)
Total charge-offs	(800)	(1,185)	(765)	(1,228)	(630)
Recoveries
Mortgage loans on real estate:
Construction and development	27	12	34	14	25
1-4 Family	27	29	7	13	12
Commercial real estate	1	—	—	1	1
Commercial and industrial	26	55	—	20	197
Consumer	57	82	24	24	28
Total recoveries	138	178	65	72	263
Net charge-offs	(662)	(1,007)	(700)	(1,156)	(367)
Balance at end of period	$10,700	$9,454	$7,891	$7,051	$6,128
Net charge-offs to:
Loans - average	0.04%	0.08%	0.07%	0.14%	0.05%
Allowance for loan losses	6.19%	10.65%	8.87%	16.39%	5.99%
Allowance for loan losses to:
Total loans	0.63%	0.67%	0.63%	0.79%	0.82%
Nonperforming loans	171%	159%	214%	356%	254%
The allowance for loan losses to total loans ratio decreased to 0.63% at December 31, 2019 compared to 0.67% at December 31, 2018 while the allowance for loan losses to nonperforming loans ratio increased to 171% at December 31, 2019 from 159% at December 31, 2018.
The decrease in the ratio of the allowance for loan losses to total loans is primarily the result of acquired loans. As a result of the Mainland and Bank of York acquisitions in 2019, the Company is holding acquired loans that are carried net of a fair value adjustment for credit and interest rate marks and are only included in the allowance calculation to the extent that the reserve requirement calculated when using management’s model used to reserve for its legacy loans exceeds the fair value adjustment. These acquired loans, which are included in our total loan balance, were not included in the allowance calculation for the years ended December 31, 2019, which caused the decrease in the allowance for loan losses to total loans compared to December 31, 2018.
Nonperforming loans were $6.3 million, or 0.37% of total loans, at December 31, 2019, an increase of $0.4 million compared to $5.9 million, or 0.42% of total loans, at December 31, 2018. Included in nonperforming loans are loans acquired in 2017 and 2019 with a balance of $4.6 million at December 31, 2019, or 73% of nonperforming loans.
Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the year ended December 31, 2019 were $0.7 million, or 0.04% of the average loan balance. Net charge-offs for the years ended December 31, 2018 and 2017 were $1.0 million and $0.7 million respectively, equal to 0.08% and 0.07%, respectively, of the average loan balance for the respective periods. For the years ended December 31, 2019, 2018, and 2017, the largest category of our charge-offs was consumer loans. Net charge-offs of consumer loans as a percentage of average consumer loans for the years ended December 31, 2019, 2018, and 2017 were 1.1%, 0.7%, and 0.5%, respectively.

Management believes the allowance for loan losses at December 31, 2019 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.
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
There were 18 loans, or credits, classified as TDRs at December 31, 2019 that totaled approximately $1.5 million compared to 24 credits totaling $2.2 million at December 31, 2018. Ten of the TDRs had a modification of terms through adjustments to maturity, seven were restructured through a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to forgiveness of interest due on the loan. At December 31, 2019 and 2018, two and three of the TDRs, respectively, were in default of their modified terms and are included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is evaluated by applying qualitative factors.
The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans for which information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	December 31,
	2019	2018	2017	2016	2015
Nonaccrual loans	$5,490	$5,891	$3,547	$1,978	$2,411
Accruing loans past due 90 days or more	795	58	134	1	—
Total nonperforming loans	6,285	5,949	3,681	1,979	2,411
TDRs	1,020	1,248	1,621	2,399	1,629
Total nonperforming and restructured loans	$7,305	$7,197	$5,302	$4,378	$4,040
Interest income recognized on nonperforming and restructured loans	$144	$315	$185	$169	$174
Interest income foregone on nonperforming and restructured loans	$300	$164	$104	$159	$252
Of the total nonaccrual loans at December 31, 2019 and 2018, $3.9 million and $3.8 million, respectively, were acquired. We had $2.4 million in nonaccrual loans acquired through acquisition at December 31, 2017. Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 0.37%, 0.42%, and 0.29% of total loans at December 31, 2019, 2018 and 2017, respectively.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Other real estate owned with a cost basis of $5.1 million and $0.1 million was sold during the years ended December 31, 2019 and 2018, respectively, resulting in a net gain of $2,000 and a net loss of $24,000 for the respective period, compared to a cost basis of $0.6 million and a net gain of $27,000 for the year ended December 31, 2017.
The following table provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	December 31, 2019	December 31, 2018
Construction and development	$—	$122
1-4 Family	133	15
Farmland	—	204
Commercial real estate	—	3,270
Total other real estate owned	$133	$3,611
Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Year ended December 31, 2019	Year ended December 31, 2018
Balance, beginning of period	$3,611	$3,837
Additions	181	496
Acquired other real estate owned	1,507	—
Sales of other real estate owned	(5,148)	(155)
Write-downs	(18)	(567)
Balance, end of period	$133	$3,611
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
Net interest income simulation is the Bank’s primary tool for benchmarking near term earnings exposure. Given the ALCO’s objective to understand the potential risk/volatility embedded within the current mix of assets and liabilities, standard rate scenario simulations assume total assets remain static (i.e. no growth).

The Bank may also use a standard gap report in its interest rate risk management process. The primary use for the gap report is to provide supporting detailed information to the ALCO’s discussion. The Bank has particular concerns with the utility of the gap report as a risk management tool because of difficulties in relating gap directly to changes in net interest income. Hence, the income simulation is the key indicator for earnings-at-risk since it expressly measures what the gap report attempts to estimate.

Short term interest rate risk management tactics are decided by the Committee where risk exposures exist out into the 1 to 2-year horizon. Tactics are formulated and presented to the Committee for discussion, modification, and/or approval. Such tactics may include asset and liability acquisitions of appropriate maturities in the cash market, loan and deposit product/pricing strategy modification, and derivatives hedging activities to the extent such activity is authorized by the Board of Directors.

Since the impact of rate changes due to mismatched balance sheet positions in the short-term can quickly and materially affect the current year’s income statement, they require constant monitoring and management.
Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, four to six months, seven to twelve months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At December 31, 2019, the Bank was within the policy guidelines for asset/liability management.
The following table depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels for the periods presented.

As of December 31, 2019
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+300	—%
+200	(0.1)%
+100	0.1%
-100	(3.0)%

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
Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At both December 31, 2019 and 2018, 68% and 66% of our total assets, respectively, were funded by core deposits.
Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings (such as FHLB advances), which impacts their liquidity. At December 31, 2019, securities with a carrying value of $89.5 million were pledged to secure deposits or borrowings, compared to $77.6 million in pledged securities at December 31, 2018.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2019, the balance of our outstanding advances with the FHLB was $131.6 million, a decrease from $206.5 million at December 31, 2018. The total amount of the remaining credit available to us from the FHLB at December 31, 2019 was $594.6 million. At December 31, 2019, our FHLB borrowings were collateralized by approximately $707.4 million of the Company’s loan portfolio and $28.1 million of the Company’s investment securities.
Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by U.S. Treasury and agency securities. We had $3.0 million of repurchase agreements outstanding at December 31, 2019, compared to $2.0 million at December 31, 2018.
We maintain unsecured lines of credit with FNBB and TIB totaling $60.0 million. These lines of credit are Fed Funds lines of credit and are used for overnight borrowing only. There were no outstanding balances on our unsecured lines of credit at December 31, 2019 or 2018.
In addition, at December 31, 2019 and 2018 we had $43.6 million and $18.6 million in aggregate principal amount of subordinated debt outstanding, respectively. For additional information, see Note 11 to our consolidated financial statements and see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discussion and Analysis of Financial Condition - Borrowings.
Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. As of December 31, 2019, we do not hold any brokered deposits, as defined for federal regulatory purposes, although we do hold QwickRate® deposits, included in our time deposit balances, to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At December 31, 2019, we held $101.8 million of QwickRate® deposits, an increase compared to $56.7 million at December 31, 2018.
The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the years ended December 31, 2019 and 2018.

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Year ended December 31,		Year ended December 31,
	2019	2018	2019	2018
Noninterest-bearing demand	16%	15%	—%	—%
Interest-bearing demand	29	26	1.04	0.81
Savings	6	8	0.45	0.49
Time deposits	37	35	2.10	1.44
Short-term borrowings	6	10	2.07	1.73
Borrowed funds	6	6	3.03	2.73
Total deposits and borrowed funds	100%	100%	1.40%	1.10%
Capital Management. Our primary sources of capital include retained earnings, capital obtained through acquisitions and proceeds from the sale of our capital stock and subordinated debt. We may issue capital stock and debt securities from time to time to fund acquisitions and support our organic growth. During 2019, we issued $25.0 million of subordinated notes and during 2017 we issued $18.6 million of subordinated notes, both structured to qualify as Tier 2 capital for regulatory capital purposes. For additional information see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discussion and Analysis of Financial Condition - Borrowings.

In 2019, we issued 1,290,323 shares of common stock for net proceeds of $28.5 million. We also issued 763,849 shares of common stock in connection with our acquisition of Mainland in 2019 and 799,559 shares of common stock in connection with our acquisition of BOJ in 2017. During 2019, we paid $2.2 million in dividends compared to $1.5 million in 2018 and $0.7 million in 2017. Our board of directors has authorized a share repurchase program and during 2019 we paid $8.3 million to repurchase our shares, compared to $3.4 million in 2018 and $0.5 million in 2017. At December 31, 2019, we had 326,334 shares of our common stock remaining authorized for repurchase under the program. During the first quarter of 2020, we repurchased 325,105 shares at an average price of $20.35. On March 10, 2020, the Board of Directors approved an additional 300,000 shares of the Company’s common stock for repurchase.
For additional information, see Notes 2, 11 and 14 to our consolidated financial statements. We are subject to restrictions on dividends under applicable banking laws and regulations. Please refer to the discussion under the heading “Supervision and Regulation – Dividends” in Item 1. Business, for more information. We are also subject to additional legal and contractual restrictions on dividends. Please refer to the discussion under the heading “Dividend Policy” in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and under the heading “Common Stock - Dividend Restrictions” in Note 14 to our consolidated financial statements.
We are subject to various regulatory capital requirements administered by the Federal Reserve and the OCC. These requirements are described in greater detail under the heading “Supervision and Regulation – Regulatory Capital Requirements” of Item 1, Business. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers(1)	Tier 1 Leverage Ratio	Common Equity Tier 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Ratio of Tangible to Total Asset
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized			2% or less		2% or less
(1) In order to be well capitalized or adequately capitalized, a bank must satisfy each of the required ratios in the table. In order to be undercapitalized or significantly undercapitalized, a bank would need to fall below just one of the relevant ratio thresholds in the table.
The Company and the Bank each were in compliance with all regulatory capital requirements as of December 31, 2019, 2018 and 2017. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
December 31, 2019
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$215,550	10.45%	$—	—%
Tier 1 common equity to risk-weighted assets	209,050	11.67	—	—
Tier 1 capital to risk-weighted assets	215,550	12.03	—	—
Total capital to risk-weighted assets	269,171	15.02	—	—
Investar Bank:
Tier 1 capital to average assets (leverage)	222,316	10.77	103,223	5.00
Tier 1 common equity to risk-weighted assets	222,316	12.43	116,289	6.50
Tier 1 capital to risk-weighted assets	222,316	12.43	143,124	8.00
Total capital to risk-weighted assets	233,111	13.03	178,906	10.00

December 31, 2018
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$172,050	9.81%	$—	—%
Tier 1 common equity to risk-weighted assets	165,550	11.15	—	—
Tier 1 capital to risk-weighted assets	172,050	11.59	—	—
Total capital to risk-weighted assets	199,786	13.46	—	—
Investar Bank:
Tier 1 capital to average assets (leverage)	187,735	10.72	87,570	5.00
Tier 1 common equity to risk-weighted assets	187,735	12.67	96,349	6.50
Tier 1 capital to risk-weighted assets	187,735	12.67	118,583	8.00
Total capital to risk-weighted assets	197,256	13.31	148,229	10.00
Off-Balance Sheet Transactions
Swap Contracts. The Bank entered into forward starting interest rate swap contracts to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 4.6 years. At December 31, 2019, the Bank had one derivative contract with a notional amount of $50.0 million, while it had five derivative contracts with a total notional amount of $50.0 million at December 31, 2018.
For the years ended December 31, 2019 and 2018, a gain of $0.1 million, net of a $14,000 tax expense, and a gain of $0.1 million, net of a $22,000 tax expense, respectively, was recognized in “Other comprehensive income (loss)” in the accompanying consolidated statement of other comprehensive income for the change in fair value of the interest rate swap. The swap contracts had a fair value of $0.7 million and $0.6 million as of December 31, 2019 and 2018, respectively, and have been recorded in “Other assets” in the accompanying consolidated balance sheets. The Bank expects the hedge to remain fully effective during the remaining term of the swap contract.
In the third quarter of 2019, the Company began entering into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the year ended December 31, 2019.
Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At December 31, 2019 and 2018, the reserve for unfunded loan commitments was $95,000 and $66,000, respectively.
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

	December 31, 2019	December 31, 2018
Commitments to extend credit:
Loan commitments	$242,180	$263,002
Standby letters of credit	11,475	11,114
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.
Additionally, at December 31, 2019, the Company had unfunded commitments of $38,000 for its investment in Small Business Investment Company qualified funds.
For each of the years ended December 31, 2019 and 2018, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations, or cash flows currently or in the future.
Contractual Obligations
The following table presents, as of December 31, 2019, significant fixed and determinable contractual obligations to third parties by payment date (dollars in thousands).

	Payments Due In:
	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$1,001,706	$—	$—	$—	$1,001,706
Time deposits(1)	542,841	141,385	21,774	—	706,000
Securities sold under agreements to repurchase(1)	2,995	—	—	—	2,995
Federal Home Loan Bank advances(2)	53,100	—	23,500	55,000	131,600
Subordinated debt(2)	—	—	—	43,600	43,600
Junior subordinated debentures(2)	—	—	—	6,702	6,702
Operating lease commitment	398	811	730	2,027	3,966
Total contractual obligations	$1,601,040	$142,196	$46,004	$107,329	$1,896,569

(1)	Excludes interest.

(2)	Excludes unamortized premiums and discounts.

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
Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2019, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.”
As permitted, management excluded from its assessment the operations of Bank of York, acquired on November 1, 2019. Loans and deposits acquired and excluded from management’s assessment of internal controls over financial reporting comprised approximately 3% and 7% of consolidated total loans and deposits, respectively, at December 31, 2019.
Ernst & Young LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

Date: March 13, 2020	By:	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer

Date: March 13, 2020	By:	/s/ Christopher L. Hufft
Christopher L. Hufft
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Investar Holding Corporation
Opinion on Internal Control over Financial Reporting

We have audited Investar Holding Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Investar Holding Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bank of York, which is included in the 2019 consolidated financial statements of the Company and constituted 3% and 7% of consolidated loans and deposits, respectively, as of December 31, 2019. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Bank of York.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 13, 2020 expressed an unqualified opinion thereon.

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
March 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Investar Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Investar Holding Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New Orleans, Louisiana
March 13, 2020

INVESTAR HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2019	2018
ASSETS
Cash and due from banks	$23,769	$15,922
Interest-bearing balances due from other banks	20,539	1,212
Federal funds sold	387	6
Cash and cash equivalents	44,695	17,140

Available for sale securities at fair value (amortized cost of $258,104 and $253,504, respectively)	259,805	248,981
Held to maturity securities at amortized cost (estimated fair value of $14,480 and $15,805, respectively)	14,409	16,066
Loans, net of allowance for loan losses of $10,700 and $9,454, respectively	1,681,275	1,391,371
Equity securities	19,315	13,562
Bank premises and equipment, net of accumulated depreciation of $12,432 and $9,898, respectively	50,916	40,229
Other real estate owned, net	133	3,611
Accrued interest receivable	7,913	5,553
Deferred tax asset	—	1,145
Goodwill and other intangible assets, net	31,035	19,787
Bank owned life insurance	32,014	23,859
Other assets	7,406	5,165
Total assets	$2,148,916	$1,786,469

LIABILITIES
Deposits:
Noninterest-bearing	$351,905	$217,457
Interest-bearing	1,355,801	1,144,274
Total deposits	1,707,706	1,361,731
Advances from Federal Home Loan Bank	131,600	206,490
Repurchase agreements	2,995	1,999
Subordinated debt, net of unamortized issuance costs	42,826	18,215
Junior subordinated debt	5,897	5,845
Accrued taxes and other liabilities	15,916	9,927
Total liabilities	1,906,940	1,604,207

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 11,228,775 and 9,484,219 shares issued and outstanding, respectively	11,229	9,484
Surplus	168,658	130,133
Retained earnings	60,198	45,721
Accumulated other comprehensive income (loss)	1,891	(3,076)
Total stockholders’ equity	241,976	182,262
Total liabilities and stockholders’ equity	$2,148,916	$1,786,469

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share data)

	For the years ended December 31,
	2019	2018	2017
INTEREST INCOME
Interest and fees on loans	$80,954	$66,750	$47,863
Interest on investment securities	7,440	6,608	5,055
Other interest income	1,049	533	428
Total interest income	89,443	73,891	53,346

INTEREST EXPENSE
Interest on deposits	19,307	11,394	8,050
Interest on borrowings	5,318	5,127	2,779
Total interest expense	24,625	16,521	10,829
Net interest income	64,818	57,370	42,517

Provision for loan losses	1,908	2,570	1,540
Net interest income after provision for loan losses	62,910	54,800	40,977

NONINTEREST INCOME
Service charges on deposit accounts	1,840	1,453	767
Gain on sale of investment securities, net	262	14	292
(Loss) gain on sale of fixed assets, net	(11)	98	127
Gain (loss) on sale of other real estate owned, net	2	(24)	27
Servicing fees and fee income on serviced loans	593	963	1,482
Interchange fees	1,114	932	537
Income from bank owned life insurance	703	628	245
Change in the fair value of equity securities	341	(267)	—
Other operating income	1,372	521	338
Total noninterest income	6,216	4,318	3,815
Income before noninterest expense	69,126	59,118	44,792

NONINTEREST EXPENSE
Depreciation and amortization	3,462	2,553	1,865
Salaries and employee benefits	28,643	25,469	18,681
Occupancy	1,837	1,378	1,150
Data processing	2,360	2,090	1,690
Marketing	260	237	422
Professional fees	1,189	1,051	950
Acquisition expense	2,090	1,445	1,868
Other operating expenses	8,327	7,659	5,716
Total noninterest expense	48,168	41,882	32,342
Income before income tax expense	20,958	17,236	12,450
Income tax expense	4,119	3,630	4,248
Net income	$16,839	$13,606	$8,202

EARNINGS PER SHARE
Basic earnings per share	$1.68	$1.41	$0.96
Diluted earnings per share	1.66	1.39	0.96
Cash dividends declared per common share	0.23	0.17	0.10
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the years ended December 31,
	2019	2018	2017
Net income	$16,839	$13,606	$8,202
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized gain (loss), available for sale, net of tax expense (benefit) of $1,362, ($419), and $88, respectively	5,123	(1,576)	330
Reclassification of realized gain, net of tax expense of $56, $3, and $61, respectively	(206)	(11)	(231)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0, $0, and $0, respectively	(1)	(2)	(1)
Fair value of derivative financial instruments
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax expense of $14, $22, and $107, respectively	51	84	402
Total other comprehensive income (loss)	4,967	(1,505)	500
Total comprehensive income	$21,806	$12,101	$8,702

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2016	$7,102	$81,499	$26,227	$(2,071)	$112,757
Common stock issued in offering, net of direct costs of $1,991	1,624	30,885	—	—	32,509
Common stock issued in acquisition, net of issuance costs	800	17,896	—	—	18,696
Surrendered shares	(8)	(160)	—	—	(168)
Shares repurchased	(23)	(483)	—	—	(506)
Options and warrants exercised	87	1,085	—	—	1,172
Dividends declared, $0.10 per share	—	—	(948)	—	(948)
Stock-based compensation and other activity	(67)	853	—	—	786
Net tax effect of stock-based compensation	—	7	—	—	7
Net income	—	—	8,202	—	8,202
Other comprehensive income, net(1)	—	—	(278)	500	222
Balance, December 31, 2017	$9,515	$131,582	$33,203	$(1,571)	$172,729
Surrendered shares	(9)	(210)	—	—	(219)
Shares repurchased	(132)	(3,236)	—	—	(3,368)
Options and warrants exercised	76	960	—	—	1,036
Dividends declared, $0.17 per share	—	—	(1,640)	—	(1,640)
Stock-based compensation	34	1,037	—	—	1,071
Reclassification of tax effects of the Tax Cuts and Jobs Act(2)	—	—	557	—	557
Net income	—	—	13,606	—	13,606
Other comprehensive loss, net	—	—	—	(1,505)	(1,505)
Impact of adoption of new accounting standards(3)	—	—	(5)	—	(5)
Balance, December 31, 2018	$9,484	$130,133	$45,721	$(3,076)	$182,262
Common stock issued in offering, net of direct costs of $1,475	1,290	27,235	—	—	28,525
Common stock issued in acquisition, net of issuance costs	764	17,873	—	—	18,637
Surrendered shares	(11)	(272)	—	—	(283)
Shares repurchased	(360)	(7,966)	—	—	(8,326)
Options and warrants exercised	21	266	—	—	287
Dividends declared, $0.23 per share	—	—	(2,362)	—	(2,362)
Stock-based compensation	41	1,389	—	—	1,430
Net income	—	—	16,839	—	16,839
Other comprehensive income, net	—	—	—	4,967	4,967
Balance, December 31, 2019	$11,229	$168,658	$60,198	$1,891	$241,976

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

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the years ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$16,839	$13,606	$8,202
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,462	2,553	1,865
Provision for loan losses	1,908	2,570	1,540
Amortization of purchase accounting adjustments	(1,425)	(2,180)	(489)
Provision for other real estate owned	18	567	183
Net amortization of securities	712	478	1,114
Gain on sale of investment securities, net	(262)	(14)	(292)
Loss (gain) on sale of fixed assets, net	11	(98)	(127)
(Gain) loss on sale of other real estate owned, net	(2)	24	(27)
FHLB stock dividend	(336)	(239)	(99)
Stock-based compensation	1,430	1,071	786
Deferred taxes	153	841	245
Net change in value of bank owned life insurance	(703)	(628)	(245)
Amortization of subordinated debt issuance costs	53	46	35
Change in the fair value of equity securities	(341)	267	—
Net change in:
Accrued interest receivable	(1,925)	(865)	(321)
Other assets	(2,015)	995	(639)
Accrued taxes and other liabilities	990	(2,582)	(2,274)
Net cash provided by operating activities	18,567	16,412	9,457

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	65,834	7,021	106,448
Purchases of securities available for sale	(110,431)	(72,258)	(104,209)
Proceeds from maturities, prepayments and calls of investment securities available for sale	39,578	30,545	29,295
Proceeds from maturities, prepayments and calls of investment securities held to maturity	1,623	1,884	2,021
Proceeds from redemption or sale of equity securities	2,986	1,299	2,000
Purchases of equity securities	(7,040)	(4,265)	(4,844)
Net increase in loans	(162,025)	(141,505)	(133,708)
Proceeds from sales of other real estate owned	5,150	132	591
Purchases of other real estate owned	—	(257)	—
Proceeds from sales of fixed assets	—	19	625
Purchases of fixed assets	(7,918)	(4,936)	(2,081)
Purchase of bank owned life insurance	(5,023)	—	(15,000)
Purchase of other investments	(95)	(119)	(711)
Distributions from investments	162	39	24
Cash acquired from Mainland Bank	38,365	—	—
Cash acquired from Bank of York, net of cash paid	35,771	—	—
Cash paid for Citizens Bank, net of cash acquired	—	—	(1,235)
Cash acquired from BOJ Bancshares, Inc., net of cash paid	—	—	22,436
Net cash used in investing activities	(103,063)	(182,401)	(98,348)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)

	For the years ended December 31,
	2019	2018	2017
Cash flows from financing activities
Net increase (decrease) in customer deposits	153,403	136,644	(20,467)
Net decrease in repurchase agreements	(9,329)	(19,936)	(17,152)
Net (decrease) increase in short-term FHLB advances	(86,400)	22,900	43,500
Proceeds from long-term FHLB advances	23,500	75,000	55,000
Repayment of long-term FHLB advances	(12,000)	(58,100)	(20,603)
Cash dividends paid on common stock	(2,167)	(1,468)	(722)
Payments to repurchase common stock	(8,326)	(3,368)	(506)
Proceeds from common stock offering, net of issuance costs	28,525	—	32,509
Proceeds from stock options and warrants exercised	287	1,036	1,172
Proceeds from other borrowings	—	—	78
Repayments of other borrowings	—	—	(1,078)
Proceeds from subordinated debt, net of issuance costs	24,558	—	18,133
Net cash provided by financing activities	112,051	152,708	89,864
Net increase (decrease) in cash and cash equivalents	27,555	(13,281)	973
Cash and cash equivalents, beginning of period	17,140	30,421	29,448
Cash and cash equivalents, end of period	$44,695	$17,140	$30,421

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Income taxes	$4,190	$2,555	$4,375
Interest on deposits and borrowings	24,396	16,139	10,201
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfer from loans to other real estate owned	$133	$239	$42
Transfer from bank premises and equipment to other assets	—	—	1,146
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Investar Holding Corporation (the “Company”) is a financial holding company headquartered in Baton Rouge, Louisiana, that provides, through its wholly-owned subsidiary, Investar Bank, National Association (the “Bank”), full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses throughout its markets in south Louisiana, southeast Texas and west Alabama.
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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
Equity Securities
The Company is a member of the Federal Home Loan Bank (“FHLB”) system. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, is restricted as to redemption, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Equity securities also include investments in our other correspondent banks including Independent Bankers Financial Corporation (“IBFC”) and First National Bankers Bank (“FNBB”) stock. These investments are carried at cost which approximates fair value. The balance of equity securities in our correspondent banks at December 31, 2019 and 2018 was $17.2 million and $11.9 million, respectively.
In addition, at December 31, 2018, equity securities include securities previously held as available for sale securities prior to January 1, 2018. See Impact of New Accounting Pronouncements below for more details. These securities are marketable securities in corporate stocks and totaled $2.1 million at December 31, 2019.
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
In the ordinary course of business, the Bank enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the consolidated balance sheet. At December 31, 2019 and 2018 the reserve for unfunded loan commitments was $95,000 and $66,000, respectively.

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
Other Real Estate Owned
Real estate acquired through foreclosure, or other real estate owned on the consolidated balance sheets, is initially recorded at fair value at the time of foreclosure, less estimated selling cost, and any related write down is charged to the allowance for loan losses. Valuations are periodically performed by management and provisions for estimated losses on other real estate owned are charged to expense when fair value is determined to be less than the carrying value.
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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
Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with FASB ASC Topic 360, Property, Plant, and Equipment. If impaired, the asset is written down to its estimated fair value. No impairment charges have been recognized through December 31, 2019. Core deposit intangibles representing the value of the acquired core deposit base are generally recorded in connection with business combinations involving banks and branch locations. The Company’s policy is to amortize core deposit intangibles over the estimated useful life of the deposit base. The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant revision of the remaining period of amortization. The Company’s core deposit intangibles are currently amortized using the sum-of-the-years-digits basis over 10 to 15 years. See Note 8, Goodwill and Other Intangible Assets, for additional information.
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Purchased loans acquired in a business combination are recorded at their estimated fair value as of the acquisition date. The fair value of loans acquired is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest prepayments, estimated payments, estimated default rates, estimated loss severity in the event of defaults, and current market rates. The fair value adjustment for performing acquired loans is accreted over the life of the loan using the effective interest method. Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date. Subsequent to acquisition, acquired performing loans are evaluated using a similar allowance methodology as the legacy portfolio. An allowance for credit losses is only recorded to the extent that the required reserves exceed the unaccreted fair value adjustment.
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
Share Repurchases
Effective January 1, 2015, companies incorporated under Louisiana law became subject to the Louisiana Business Corporation Act. Provisions of the Louisiana Business Corporation Act eliminate the concept of treasury stock. Rather, shares purchased by the Company constitute authorized but unissued shares. Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law. The Company’s consolidated financial statements as of December 31, 2019, 2018 and 2017 reflect this change. The cost of shares purchased by the Company has been allocated to common stock and surplus balances.
Reclassifications
Certain reclassifications have been made to the 2018 and 2017 financial statements to conform to the 2019 presentation.
Tax Cuts and Jobs Act
Public law No. 115-97, known as the Tax Cuts and Jobs Act (the “TCJA”), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for tax effects of the Tax Act. SAB 118 provided a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during this measurement period were to be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments were determined. Based on the information available and current interpretation of the rules, the Company recorded the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities. The amount recorded in the fourth quarter of 2017 related to the remeasurement of the Company’s deferred tax balance resulted in additional income tax expense of $0.3 million. An additional $0.6 million was expensed in the first quarter of 2018 due to the remeasurement of the Company’s deferred tax balance. All necessary adjustments were recorded during the measurement period allowed by SAB 118.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Impact of New Accounting Pronouncements
ASU 2016-01, Financial Instruments - Overall (Topic 825) became effective for the Company on January 1, 2018. This ASU makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. The ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in accumulated other comprehensive income (AOCI). The adoption of the guidance resulted in an insignificant cumulative-effect adjustment that decreased retained earnings, with offsetting related adjustments to deferred taxes and AOCI. The adoption of this ASU also resulted in equity securities previously classified as AFS securities to be classified as equity securities at fair value in the Company’s December 31, 2018 consolidated balance sheet. ASU 2016-01 also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculation used to determine the disclosed fair value of our loans held for investment portfolio as part of adopting this standard. The refined calculation did not have a significant impact on our fair value disclosures. See Note 18. Fair Values of Financial Instruments.
As a result of the adoption of ASU 2016-01, $1.4 million of equity securities was reclassified from AFS securities to equity securities in the first quarter of 2018. At December 31, 2019 and 2018, equity securities include $2.1 million and $1.7 million, respectively, of exchange-traded equity securities that are measured at fair value with changes in fair value recognized in net income. The remaining balance of equity securities at December 31, 2019 and 2018 consists of stock in correspondent banks and is measured at cost, which approximates fair value, adjusted for any observable market transactions less any impairment. ASU 2016-01 also requires that other investments previously accounted for using the cost method be measured at fair value with changes in fair value recognized in net income. These investments, which had balances of $1.4 million at both December 31, 2019 and 2018, are included in other assets in the consolidated balance sheet and represent investments in small business investment companies without readily determinable fair values. These investments are measured at fair value using the net asset value of the investment and any changes in fair value are recognized in net income.
ASU 2018-07, Compensation - Stock Compensation (Topic 718) was effective for the Company on January 1, 2019. ASU 2018-07 expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services and supersedes Subtopic 505-50, “Equity – Equity-Based Payments to Non-Employees.” The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities was effective for the Company on January 1, 2019. ASU 2017-12 amends the hedge accounting model in Topic 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The amendments expand an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. Given the current level of derivatives designated as hedges, this ASU did not have a material impact on our consolidated financial statements.
ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities, was effective for the Company on January 1, 2019. The amendments in the ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

ASU 2016-02, Leases (Topic 842) was effective for the Company on January 1, 2019. The ASU intends to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities and disclosing key information about leasing arrangements. The ASU requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) may apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may also elect to apply the amendments in the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.
The Company historically has owned all property and equipment, although it entered an operating lease for a future branch location on December 31, 2018. The Company adopted the ASU on January 1, 2019, using the modified retrospective approach, and recognized a right-of-use asset and related lease liability of $1.2 million. During the year ended December 31, 2019, the Company acquired leases from Mainland and entered into a new lease for one of its de novo branches. At December 31, 2019, the right-of-use asset and related lease liability were $3.3 million and $3.4 million, respectively, and are recorded in Bank premises and equipment and Other liabilities on the consolidated balance sheet.
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
FASB ASC Topic 350 “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” ASU No. 2017-04. The FASB issued ASU No. 2017-04 in January 2017. This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Therefore, any carrying amount which exceeds the reporting unit’s fair value, up to the amount of goodwill recorded, will be recognized as an impairment loss. ASU 2017-04 will be effective for the Company on January 1, 2020. The amendments will be applied prospectively on and after the effective date. Based on recent goodwill impairments tests, which did not require the application of Step 2, the Company does not expect the adoption of this ASU to have a material impact.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

FASB ASC Topic 326 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” Update No. 2016-13. The FASB issued ASU No. 2016-13 in June 2016. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. In that regard, we have formed a cross-functional working group, under the direction of our Chief Financial Officer and our Chief Risk Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology. We have developed an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and the identification of data and resource needs, among other things. We have also selected a third-party vendor solution to assist us in the application of ASU 2016-13. The adoption of ASU 2016-13 is likely to result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses on debt securities. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios, as well as the prevailing economic conditions and forecasts, as of the adoption date. This amendment was originally effective for the Company beginning January 1, 2020, including interim periods within those fiscal years. In July 2019, the FASB proposed changes that would delay the effective date for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. In October 2019, the FASB voted in favor of finalizing its proposal to delay the effective date of this standard to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As a result, ASU 2016-13 will be effective for the Company on January 1, 2023. The Company expects to adopt the standard as soon as practicable, based upon progress on the implementation plan, as adoption prior to the revised effective date of January 1, 2023 is permitted by the ASU.
NOTE 2. BUSINESS COMBINATIONS
Mainland Bank
On March 1, 2019, the Company completed the acquisition of Mainland Bank (“Mainland”) located in Texas City, Texas. The Company acquired 100% of Mainland’s outstanding common shares for an aggregate merger consideration of 763,849 shares of the Company’s common stock, for a total of approximately $18.6 million. The acquisition of Mainland expanded the Company’s branch footprint into the greater Houston, Texas market, and added $128.4 million in total assets, $82.4 million in loans, and $107.6 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $4.5 million of goodwill. There were certain adjustments to the initial calculation of goodwill during the open measurement period in 2019 which were not material. Goodwill resulted from a combination of synergies and cost savings, expansion into Texas with the addition of three branch locations, and enhanced products and services.
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Purchase price:
Stock issued	$18,637

Fair value of assets acquired:
Cash and cash equivalents	38,365
Loans	82,431
Other real estate owned	1,507
Bank premises and equipment	2,550
Core deposit intangible asset	2,439
Other assets	1,081
Total assets acquired	128,373

Fair value of liabilities acquired:
Deposits	107,646
Repurchase agreements	4,684
Other liabilities	1,883
Total liabilities assumed	114,213

Fair value of net assets acquired	14,160
Goodwill	$4,477
Fair value adjustments to assets acquired and liabilities assumed are generally amortized using the effective yield method over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities.
The fair value of net assets acquired includes a fair value adjustment to loans as of the acquisition date. The adjustment for the acquired loan portfolio is based on current market interest rates, and the Company’s initial evaluation of credit losses identified. No loans acquired from Mainland were considered to be purchased credit impaired loans. The contractually required principal and interest payments of the loans acquired from Mainland are $91.9 million, of which $1.3 million is not expected to be collected.
Bank of York
On November 1, 2019, the Company completed the acquisition of Bank of York located in York, Alabama. The Company acquired 100% of Bank of York’s outstanding common shares for an aggregate merger consideration of $15.0 million. The acquisition of Bank of York expanded the Company’s branch footprint into the west Alabama market. The acquisition added $102.0 million in total assets, $46.1 million in loans, and $85.0 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $4.2 million of goodwill. Goodwill resulted from a combination of synergies and cost savings, and expansion into Alabama with the addition of two branch locations.
The table below shows the allocation of the consideration paid for Bank of York’s common equity to the acquired identifiable assets and liabilities assumed and the goodwill generated from the transaction (dollars in thousands). The fair values listed below, primarily related to loans and deferred tax assets and liabilities, are subject to refinement for up to one year after the closing date of the acquisition as additional information becomes available.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Purchase price:
Cash paid	$15,000

Fair value of assets acquired:
Cash and cash equivalents	50,771
Investments	451
Loans	46,127
Bank premises and equipment	917
Core deposit intangible asset	931
Bank owned life insurance	2,429
Other assets	351
Total assets acquired	101,977

Fair value of liabilities acquired:
Deposits	85,004
Repurchase agreements	5,641
Other liabilities	562
Total liabilities assumed	91,207

Fair value of net assets acquired	10,770
Goodwill	$4,230
The fair value of net assets acquired includes a fair value adjustment to loans as of the acquisition date. The adjustment for the acquired loan portfolio is based on current market interest rates, and the Company’s initial evaluation of credit losses identified. The total contractually required principal and interest payments of the loans acquired from Bank of York are $51.5 million, of which $0.9 million is not expected to be collected.
Loans acquired from Bank of York that are considered to be purchased credit impaired loans had a balance of $0.3 million. The total contractually required principal and interest payments of these loans are $0.3 million, of which $0.1 million is not expected to be collected.
The change in goodwill and other intangibles at December 31, 2019 compared to December 31, 2018 is primarily attributable to the goodwill and core deposit intangibles recorded as a result of the Mainland and Bank of York acquisitions.
Acquisition Expense
Acquisition related costs of $2.1 million and $1.4 million are included in acquisition expenses in the accompanying consolidated statements of income for the years ended December 31, 2019 and 2018, respectively. These costs include system conversion and integrating operations charges for Mainland and legal and consulting expenses related to the acquisitions of Mainland and Bank of York, as well as the system conversion and integrating operations charges for the acquisition of BOJ Bancshares, Inc. which closed on December 1, 2017.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 3. INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government agencies and corporations	$33,651	$100	$(100)	$33,651
Obligations of state and political subdivisions	32,920	541	(12)	33,449
Corporate bonds	19,245	192	(274)	19,163
Residential mortgage-backed securities	100,948	1,083	(85)	101,946
Commercial mortgage-backed securities	71,340	564	(308)	71,596
Total	$258,104	$2,480	$(779)	$259,805

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government agencies and corporations	$7,946	$14	$(90)	$7,870
Obligations of state and political subdivisions	34,875	6	(895)	33,986
Corporate bonds	16,166	53	(710)	15,509
Residential mortgage-backed securities	136,768	336	(2,177)	134,927
Commercial mortgage-backed securities	57,749	108	(1,168)	56,689
Total	$253,504	$517	$(5,040)	$248,981
Proceeds from sales of investment securities AFS and gross realized gains and losses are summarized below as of the dates presented (dollars in thousands).

	Twelve months ended December 31,
	2019	2018	2017
Proceeds from sale	$65,834	$7,021	$106,448
Gross gains	$608	$35	$342
Gross losses	$(346)	$(21)	$(50)
The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of state and political subdivisions	$9,487	$14	$—	$9,501
Residential mortgage-backed securities	4,922	57	—	4,979
Total	$14,409	$71	$—	$14,480

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of state and political subdivisions	$10,699	$2	$(111)	$10,590
Residential mortgage-backed securities	5,367	—	(152)	5,215
Total	$16,066	$2	$(263)	$15,805
The number of AFS securities, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

		Less than 12 Months		12 Months or More		Total
December 31, 2019	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and corporations	21	$19,980	$(94)	$955	$(6)	$20,935	$(100)
Obligations of state and political subdivisions	10	212	(1)	371	(11)	583	(12)
Corporate bonds	21	495	(5)	7,829	(269)	8,324	(274)
Residential mortgage-backed securities	32	12,341	(56)	6,190	(29)	18,531	(85)
Commercial mortgage-backed securities	57	29,072	(274)	2,516	(34)	31,588	(308)
Total	141	$62,100	$(430)	$17,861	$(349)	$79,961	$(779)

		Less than 12 Months		12 Months or More		Total
December 31, 2018	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and corporations	15	$469	$—	$5,304	$(90)	$5,773	$(90)
Obligations of state and political subdivisions	63	13,716	(330)	19,270	(565)	32,986	(895)
Corporate bonds	27	6,793	(225)	5,763	(485)	12,556	(710)
Residential mortgage-backed securities	193	24,868	(245)	79,517	(1,932)	104,385	(2,177)
Commercial mortgage-backed securities	94	5,156	(42)	39,560	(1,126)	44,716	(1,168)
Total	392	$51,002	$(842)	$149,414	$(4,198)	$200,416	$(5,040)
The number of HTM securities, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
December 31, 2019	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political subdivisions	—	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	—	—	—	—	—	—	—
Total	—	$—	$—	$—	$—	$—	$—

		Less than 12 Months		12 Months or More		Total
December 31, 2018	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political subdivisions	1	$—	$—	$5,468	$(111)	$5,468	$(111)
Residential mortgage-backed securities	9	1,761	(35)	3,454	(117)	5,215	(152)
Total	10	$1,761	$(35)	$8,922	$(228)	$10,683	$(263)
The unrealized losses in the Bank’s investment portfolio, caused by interest rate increases, are not credit issues. The Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost bases. The Bank does not consider these securities to be other-than-temporarily impaired at December 31, 2019 or December 31, 2018.

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

	Securities Available For Sale		Securities Held to Maturity
December 31, 2019	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$2,174	$2,175	$790	$792
Due after one year through five years	13,525	13,675	3,575	3,582
Due after five years through ten years	66,551	66,568	5,122	5,126
Due after ten years	175,854	177,387	4,922	4,980
Total debt securities	$258,104	$259,805	$14,409	$14,480

	Securities Available For Sale		Securities Held to Maturity
December 31, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$3,734	$3,730	$755	$755
Due after one year through five years	10,681	10,600	3,405	3,406
Due after five years through ten years	44,255	43,460	960	961
Due after ten years	194,834	191,191	10,946	10,683
Total debt securities	$253,504	$248,981	$16,066	$15,805
NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES
The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	December 31,
	2019	2018
Construction and development	$197,797	$157,946
1-4 Family	321,489	287,137
Multifamily	60,617	50,501
Farmland	27,780	21,356
Commercial real estate	731,060	627,004
Total mortgage loans on real estate	1,338,743	1,143,944
Commercial and industrial	323,786	210,924
Consumer	29,446	45,957
Total loans	$1,691,975	$1,400,825
Unamortized premiums and discounts on loans, included in the total loans balances above, were $2.1 million and $1.4 million at December 31, 2019 and 2018, respectively and unearned income on loans was $0.9 million and $0.5 million at December 31, 2019 and 2018, respectively.

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
The tables below provide an analysis of the aging of loans as of the dates presented (dollars in thousands).

	December 31, 2019
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$197,318	$133	$32	$—	$314	$479	$—	$197,797
1-4 Family	317,572	998	413	138	1,923	3,472	445	321,489
Multifamily	60,617	—	—	—	—	—	—	60,617
Farmland	25,516	—	—	—	—	—	2,264	27,780
Commercial real estate	727,423	1,193	14	657	141	2,005	1,632	731,060
Total mortgage loans on real estate	1,328,446	2,324	459	795	2,378	5,956	4,341	1,338,743
Commercial and industrial	323,446	171	19	—	137	327	13	323,786
Consumer	28,443	339	95	—	531	965	38	29,446
Total loans	$1,680,335	$2,834	$573	$795	$3,046	$7,248	$4,392	$1,691,975

	December 31, 2018
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$157,202	$175	$—	$—	$556	$731	$13	$157,946
1-4 Family	284,205	1,101	41	—	1,300	2,442	490	287,137
Multifamily	50,392	109	—	—	—	109	—	50,501
Farmland	19,092	—	—	—	—	—	2,264	21,356
Commercial real estate	624,244	66	—	—	683	749	2,011	627,004
Total mortgage loans on real estate	1,135,135	1,451	41	—	2,539	4,031	4,778	1,143,944
Commercial and industrial	209,399	221	45	—	64	330	1,195	210,924
Consumer	44,493	375	51	—	994	1,420	44	45,957
Total loans	$1,389,027	$2,047	$137	$—	$3,597	$5,781	$6,017	$1,400,825

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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Consumer. Consumer loans are offered by the Company in order to provide a full range of retail financial services to its customers and include auto loans, credit cards, and other consumer installment loans. Typically, the Company evaluates the borrower’s repayment ability through a review of credit scores and an evaluation of debt to income ratios. Repayment of consumer loans depends upon key consumer economic measures and upon the borrower’s financial stability, and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. A shortfall in the value of any collateral also may pose a risk of loss to the Company for these types of loans. Indirect auto loans comprised the largest component of our consumer loans, representing 44% of our total consumer loans at December 31, 2019. At December 31, 2019, the weighted average remaining term of the indirect auto loan portfolio was 2 years. We exited the indirect auto lending business at the end of 2015.
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

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$196,873	$610	$314	$—	$197,797
1-4 Family	318,549	714	2,198	28	321,489
Multifamily	60,617	—	—	—	60,617
Farmland	25,516	—	2,264	—	27,780
Commercial real estate	729,921	—	1,139	—	731,060
Total mortgage loans on real estate	1,331,476	1,324	5,915	28	1,338,743
Commercial and industrial	318,519	2,910	2,264	93	323,786
Consumer	28,775	128	543	—	29,446
Total loans	$1,678,770	$4,362	$8,722	$121	$1,691,975

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$157,360	$—	$586	$—	$157,946
1-4 Family	285,692	69	1,303	73	287,137
Multifamily	50,501	—	—	—	50,501
Farmland	19,092	—	2,264	—	21,356
Commercial real estate	625,670	—	1,334	—	627,004
Total mortgage loans on real estate	1,138,315	69	5,487	73	1,143,944
Commercial and industrial	207,941	—	2,983	—	210,924
Consumer	44,798	167	992	—	45,957
Total loans	$1,391,054	$236	$9,462	$73	$1,400,825
The Company had no loans that were classified as loss at December 31, 2019 or 2018.
Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balances of the participations and whole loans sold were $82.8 million and $135.4 million as of December 31, 2019 and 2018, respectively. The unpaid principal balances of these loans were approximately $174.7 million and $187.6 million at December 31, 2019 and 2018, respectively.
In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal shareholders, directors and their immediate family members, as well as to companies in which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $98.1 million and $93.0 million as of December 31, 2019 and December 31, 2018, respectively.
The table below shows the aggregate principal balance of loans to such related parties for the years ended December 31, 2019 and 2018 (dollars in thousands).

	December 31,
	2019	2018
Balance, beginning of period	$93,021	$31,153
New loans/changes in relationship	20,903	79,639
Repayments/changes in relationship	(15,831)	(17,771)
Balance, end of period	$98,093	$93,021
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
There were no changes in the accretable yield on acquired impaired loans for the years ended December 31, 2019 and 2018.
Allowance for Loan Losses
The table below shows a summary of the activity in the allowance for loan losses for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands).

	December 31,
	2019	2018	2017
Balance, beginning of period	$9,454	$7,891	$7,051
Provision for loan losses	1,908	2,570	1,540
Loans charged-off	(800)	(1,185)	(765)
Recoveries	138	178	65
Balance, end of period	$10,700	$9,454	$7,891

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The following tables outline the activity in the allowance for loan losses by collateral type for the years ended December 31, 2019, 2018 and 2017, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of December 31, 2019, 2018 and 2017 (dollars in thousands).

	December 31, 2019
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,038	$81	$1,465	$331	$4,182	$1,641	$716	$9,454
Charge-offs	(51)	—	(62)	—	(24)	(252)	(411)	(800)
Recoveries	27	—	27	—	1	26	57	138
Provision	187	20	60	56	265	1,194	126	1,908
Ending balance	$1,201	$101	$1,490	$387	$4,424	$2,609	$488	$10,700
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	—	141	141
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	1,201	101	1,490	387	4,424	2,609	347	10,559
Loans receivable:
Balance of loans individually evaluated for impairment	247	—	1,662	—	47	93	498	2,547
Balance of loans acquired with deteriorated credit quality	—	2,264	445	—	1,632	13	38	4,392
Balance of loans collectively evaluated for impairment	197,550	25,516	319,382	60,617	729,381	323,680	28,910	1,685,036
Total period-end balance	$197,797	$27,780	$321,489	$60,617	$731,060	$323,786	$29,446	$1,691,975

	December 31, 2018
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$945	$60	$1,287	$332	$3,599	$693	$975	$7,891
Charge-offs	(24)	—	(167)	—	—	(481)	(513)	(1,185)
Recoveries	12	—	29	—	—	55	82	178
Provision	105	21	316	(1)	583	1,374	172	2,570
Ending balance	$1,038	$81	$1,465	$331	$4,182	$1,641	$716	$9,454
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	—	236	236
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	1,038	81	1,465	331	4,182	1,641	480	9,218
Loans receivable:
Balance of loans individually evaluated for impairment	339	—	1,177	—	761	76	916	3,269
Balance of loans acquired with deteriorated credit quality	13	2,264	490	—	2,011	1,195	44	6,017
Balance of loans collectively evaluated for impairment	157,594	19,092	285,470	50,501	624,232	209,653	44,997	1,391,539
Total period-end balance	$157,946	$21,356	$287,137	$50,501	$627,004	$210,924	$45,957	$1,400,825

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	December 31, 2017
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$579	$60	$1,377	$355	$2,499	$759	$1,422	$7,051
Charge-offs	—	—	—	—	—	(270)	(495)	(765)
Recoveries	34	—	7	—	—	—	24	65
Provision	332	—	(97)	(23)	1,100	204	24	1,540
Ending balance	$945	$60	$1,287	$332	$3,599	$693	$975	$7,891
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	—	304	304
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	945	60	1,287	332	3,599	693	671	7,587
Loans receivable:
Balance of loans individually evaluated for impairment	182	—	1,136	—	640	—	1,086	3,044
Balance of loans acquired with deteriorated credit quality	285	4,161	1,486	1,012	2,087	1,329	4	10,364
Balance of loans collectively evaluated for impairment	157,200	19,677	274,300	50,271	534,637	134,063	75,223	1,245,371
Total period-end balance	$157,667	$23,838	$276,922	$51,283	$537,364	$135,392	$76,313	$1,258,779
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	As of and for the year ended December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$247	$269	$—	$328	$14
1-4 Family	1,662	1,745	—	1,507	32
Multifamily	—	—	—	36	—
Commercial real estate	47	50	—	700	7
Total mortgage loans on real estate	1,956	2,064	—	2,571	53
Commercial and industrial	93	96	—	33	—
Consumer	188	205	—	328	—
Total	2,237	2,365	—	2,932	53

With related allowance recorded:
Consumer	310	347	141	324	—
Total	310	347	141	324	—

Total loans:
Construction and development	247	269	—	328	14
1-4 Family	1,662	1,745	—	1,507	32
Multifamily	—	—	—	36	—
Commercial real estate	47	50	—	700	7
Total mortgage loans on real estate	1,956	2,064	—	2,571	53
Commercial and industrial	93	96	—	33	—
Consumer	498	552	141	652	—
Total	$2,547	$2,712	$141	$3,256	$53

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	As of and for the year ended December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$339	$359	$—	$237	$13
1-4 Family	1,177	1,180	—	1,455	39
Commercial real estate	761	777	—	878	20
Total mortgage loans on real estate	2,277	2,316	—	2,570	72
Commercial and industrial	76	77	—	278	—
Consumer	215	237	—	410	—
Total	2,568	2,630	—	3,258	72

With related allowance recorded:
Consumer	701	738	236	588	—
Total	701	738	236	588	—

Total loans:
Construction and development	339	359	—	237	13
1-4 Family	1,177	1,180	—	1,455	39
Commercial real estate	761	777	—	878	20
Total mortgage loans on real estate	2,277	2,316	—	2,570	72
Commercial and industrial	76	77	—	278	—
Consumer	916	975	236	998	—
Total	$3,269	$3,368	$236	$3,846	$72

	As of and for the year ended December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$182	$202	$—	$338	$13
1-4 Family	1,136	1,169	—	1,344	76
Commercial real estate	640	654	—	620	46
Total mortgage loans on real estate	1,958	2,025	—	2,302	135
Commercial and industrial	—	—	—	122	—
Consumer	168	217	—	380	1
Total	2,126	2,242	—	2,804	136

With related allowance recorded:
Consumer	918	956	304	738	1
Total	918	956	304	738	1

Total loans:
Construction and development	182	202	—	338	13
1-4 Family	1,136	1,169	—	1,344	76
Commercial real estate	640	654	—	620	46
Total mortgage loans on real estate	1,958	2,025	—	2,302	135
Commercial and industrial	—	—	—	122	—
Consumer	1,086	1,173	304	1,118	2
Total	$3,044	$3,198	$304	$3,542	$137

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
Loans classified as TDRs, consisting of 18 credits, totaled approximately $1.5 million at December 31, 2019, compared to 24 credits totaling $2.2 million at December 31, 2018. Ten of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, seven of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to forgiveness of interest due on the loan. At December 31, 2019, two of the TDRs were in default of their modified terms and are included in nonaccrual loans. At December 31, 2018, three of the TDRs were in default of their modified terms and were included included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment (ASC 450).
At December 31, 2019 and 2018, there were no available balances on loans classified as TDRs that the Company was committed to lend.
The table below presents the TDR pre- and post-modification outstanding recorded investments by loan categories for loans modified during the years ended December 31, 2019 and 2018 (dollars in thousands).

	December 31, 2019			December 31, 2018
Troubled debt restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Construction and development	—	$—	$—	2	$403	$403
1-4 Family	—	—	—	8	587	587
Commercial and industrial	—	—	—	2	12	12
		$—	$—		$1,002	$1,002
There were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the year ended December 31, 2019.
The following is a summary of accruing and nonaccrual TDRs and the related loan losses by portfolio type as of the dates presented (dollars in thousands).

	TDRs
	Accruing	Nonaccrual	Total	Related Allowance
December 31, 2019
Construction and development	$220	$287	$507	$—
1-4 Family	800	176	976	—
Total	$1,020	$463	$1,483	$—

December 31, 2018
Construction and development	$239	$284	$523	$—
1-4 Family	919	190	1,109	—
Commercial real estate	78	468	546	—
Commercial and industrial	12	—	12	—
Total	$1,248	$942	$2,190	$—

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The table below includes the average recorded investment and interest income recognized for TDRs for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands).

	TDRs
	Average Recorded Investment	Interest Income Recognized
December 31, 2019
Construction and development	$515	$14
1-4 Family	1,014	51
Commercial real estate	264	7
Commercial and industrial	2	—
Total	$1,795	$72

December 31, 2018
Construction and development	$308	$13
1-4 Family	948	45
Commercial real estate	553	20
Commercial and industrial	8	—
Consumer	2	—
Total	$1,819	$78

December 31, 2017
Construction and development	$159	$13
1-4 Family	1,255	76
Commercial real estate	592	46
Consumer	2	2
Total	$2,008	$137
NOTE 5. OTHER REAL ESTATE OWNED
The table below shows the activity in other real estate owned for the periods presented (dollars in thousands).

	December 31,
	2019	2018
Balance, beginning of period	$3,611	$3,837
Additions	181	496
Acquired other real estate owned	1,507	—
Sales of other real estate owned	(5,148)	(155)
Write-downs	(18)	(567)
Balance, end of period	$133	$3,611
As of December 31, 2019 and December 31, 2018, other real estate owned related to acquisitions totaled approximately $0.1 million and $0.3 million, respectively. At December 31, 2019, approximately $1.3 million of loans secured by real estate were in the process of foreclosure.

NOTE 6. BANK PREMISES AND EQUIPMENT
Bank premises and equipment consisted of the following as of the dates indicated (dollars in thousands).

	December 31,
	2019	2018
Land	$13,851	$10,820
Buildings and improvements	31,926	28,147
Furniture and equipment	10,915	8,832
Software	1,373	1,329
Construction-in-progress	1,974	999
Right-of-use asset	3,309	—
Less: Accumulated depreciation and amortization	(12,432)	(9,898)
Bank premises and equipment, net	$50,916	$40,229
Depreciation and amortization related to bank premises and equipment charged to noninterest expense was approximately $2.6 million, $2.1 million and $1.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
NOTE 7. LEASES
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
Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately, as the non-lease component amounts are readily determinable. No operating lease expense was recorded in the year ended December 31, 2018 as the Company had no operating leases until December 31, 2018.
Quantitative information regarding the Company’s operating leases is presented below as of and for the year ended December 31, 2019 (dollars in thousands).

Total operating lease cost	$341
Weighted-average remaining lease term (in years)	10.4
Weighted-average discount rate	3.1%
As of December 31, 2019, the Company’s lease ROU assets and related lease liabilities were $3.3 million and $3.4 million, respectively, and have remaining terms ranging from 4 to 12 years, including extension options if the Company is reasonably certain they will be exercised.

Future minimum lease payments due under non-cancelable operating leases at December 31, 2019 are presented below (dollars in thousands).

2020	$398
2021	403
2022	408
2023	405
2024	325
Thereafter	2,027
Total	$3,966
At December 31, 2019, the Company had not entered into any material leases that have not yet commenced.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
At December 31, 2019, goodwill and other intangible assets totaled $31.0 million and included no accumulated impairment losses. The Company’s intangible assets consist of goodwill, core deposit intangible assets arising from acquisitions, and a trademark intangible that was acquired during the year ended December 31, 2016. The Company has determined that the core deposit intangible assets have finite lives and amortizes them over the estimated useful lives of the assets.
Goodwill was recorded during the year ended December 31, 2019 as a result of the acquisitions of Mainland and Bank of York, discussed in Note 2, Business Combinations. The carrying amount of goodwill acquired from Mainland and Bank of York as of December 31, 2019 was $4.5 million and $4.2 million, respectively. The trademark intangible had a carrying value of $0.1 million at December 31, 2019 and 2018.
In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite-lived intangible assets at least annually, or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing on October 31, 2019 and determined that there was no impairment to its goodwill or trademark intangible asset.
The table below shows a summary of the core deposit intangible assets as of the dates presented (dollars in thousands).

	December 31,
	2019	2018
Gross carrying amount	$6,467	$3,097
Accumulated amortization	(1,664)	(834)
Net carrying amount	$4,803	$2,263
The Company acquired core deposit intangibles of $2.4 million and $0.9 million in the Mainland and Bank of York acquisitions, respectively, during the year ended December 31, 2019. Core deposit intangibles are being amortized over their estimated useful lives, which range from 10 to 15 years. Amortization expense for the core deposit intangible assets recorded in depreciation and amortization totaled approximately $0.8 million, $0.5 million, and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The future amortization schedule for the Company’s core deposit intangible assets is displayed in the table below. The weighted average amortization period remaining for core deposit intangibles is 8.8 years.

(dollars in thousands)
2020	$960
2021	854
2022	747
2023	641
2024	534
Thereafter	1,067
$4,803

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 9. DEPOSITS
Deposits consisted of the following as of the dates presented (dollars in thousands).

	December 31,
	2019	2018
Noninterest-bearing demand deposits	$351,905	$217,457
Interest-bearing demand deposits	335,478	295,212
Money market deposit accounts	198,999	179,340
Savings accounts	115,324	104,146
Time deposits	706,000	565,576
Total deposits	$1,707,706	$1,361,731
The table below summarizes outstanding time deposits as of the dates indicated (dollars in thousands).

	December 31,
	2019	2018
$0 to $99,999	$225,951	$229,105
$100,000 to $249,999	345,040	236,031
$250,000 and above	135,009	100,440
	$706,000	$565,576
The contractual maturities of time deposits of $100,000 or more outstanding are summarized in the table below as of the dates presented (dollars in thousands).

	December 31,
	2019	2018
Time remaining until maturity:
Three months or less	$92,157	$77,923
Over three through six months	76,179	72,397
Over six through twelve months	200,654	102,055
Over one year through three years	95,495	72,524
Over three years	15,564	11,572
	$480,049	$336,471
The approximate scheduled maturities of time deposits for each of the next five years are shown below (dollars in thousands).

2020	$542,841
2021	102,051
2022	39,334
2023	12,843
2024	8,931
$706,000
Public fund deposits as of December 31, 2019 and 2018 totaled approximately $103.4 million and $85.0 million, respectively. The funds were secured by securities with a fair value of approximately $89.4 million and $74.0 million as of December 31, 2019 and 2018, respectively.
As of December 31, 2019 and 2018, total deposits outstanding to executive officers, principal shareholders, directors and to companies in which they are principal owners amounted to approximately $76.3 million and $49.4 million, respectively.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
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
Repurchase agreements mature on a daily basis. The balances of repurchase agreements were $3.0 million and $2.0 million at December 31, 2019 and December 31, 2018, respectively. These funds were secured by investment securities with fair values of approximately $2.9 million and $3.5 million at December 31, 2019 and December 31, 2018, respectively. The interest rate paid for repurchase agreements is tiered, based on balance, and is indexed to the Federal Funds Rate. The weighted average interest rate on repurchase agreements was 0.75% and 1.67% at December 31, 2019 and December 31, 2018, respectively. The weighted-average rate paid for repurchase agreements during the year ended December 31, 2019 was 1.32% and the weighted average rate for the years ended December 31, 2018 and 2017 was 0.99% and 0.33%, respectively.
NOTE 11. SUBORDINATED DEBT SECURITIES
On November 12, 2019, the Company issued and sold $25.0 million in aggregate principal amount of its 5.125% Fixed-to-Floating Rate Subordinated Notes (the “2029 Notes”) due December 30, 2029. Beginning on December 30, 2024, the Company may redeem the 2029 Notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The 2029 Notes bear an interest rate of 5.125% per annum until December 30, 2024, on which date the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR as calculated on each applicable date of determination, or an alternative rate determined in accordance with the terms of the 2029 Notes if the three-month LIBOR cannot be determined, plus 349.0 basis points.
On March 24, 2017, the Company issued and sold $18.6 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes (the “2027 Notes”) due March 30, 2027. Beginning on March 30, 2022, the Company may redeem the 2027 Notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The 2027 Notes bear an interest rate of 6.00% per annum until March 30, 2022, on which date the interest rate will reset quarterly to an annual interest rate equal to the then-current LIBOR plus 394.5 basis points.
The carrying value of subordinated debt was $42.8 million at December 31, 2019. The subordinated debt securities are recorded net of issuance costs of $0.8 million, which are being amortized using the straight-line method over the lives of the respective securities.
NOTE 12. OTHER BORROWED FUNDS
Federal Home Loan Bank Advances
FHLB advances and weighted average interest rates at the end of the period by contractual maturity are summarized as of the dates presented (dollars in thousands).

	Amount		Weighted Average Rate
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Fixed rate advances maturing:
2019	$—	$148,400	—%	2.46%
2020	53,100	3,100	1.74	1.52
2024	23,500	—	1.81	—
2028	25,000	25,000	1.77	1.77
2033	30,000	30,000	1.88	1.88
ASC 805 Fair Value Adjustment	—	(10)	—	—
	$131,600	$206,490	1.79%	2.28%
As of December 31, 2019, these advances are collateralized by approximately $707.5 million of the Company’s loan portfolio and $28.1 million of the Company’s investment securities in accordance with the Advance Security and Collateral Agreement with the FHLB. As of December 31, 2019, the Company had an additional $594.6 million available under its line of credit with the FHLB.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

At December 31, 2019, the FHLB advances contractually maturing in 2028 and 2033 are fixed rate, nonamortizing puttable advances. Under the terms of these advances, the Bank sells the FHLB options to terminate the fixed rate advances at specified points in time prior to the stated maturity dates. The FHLB may terminate the advances on quarterly option exercise dates until maturity.
Lines of Credit
In addition, the Company has outstanding unsecured lines of credit with its correspondent banks available to assist in the management of short-term liquidity. Any balances drawn on these lines of credit mature daily. At December 31, 2019, the available balance on the unsecured lines of credit totaled approximately $60.0 million, with no outstanding balance reflected on the consolidated balance sheet.
Junior Subordinated Debt
The following table provides a summary of the Company’s junior subordinated debentures (dollars in thousands).

	Face Value	Carrying Value	Maturity Date	Variable Interest Rate	Interest Rate at December 31, 2019
First Community Louisiana Statutory Trust I	$3,609	$3,609	June 2036	3-month LIBOR + 1.77%	3.66%
BOJ Bancshares Statutory Trust I	3,093	2,288	December 2034	3-month LIBOR + 1.90%	3.79%
	$6,702	$5,897
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
The debentures are included on the consolidated balance sheet as liabilities; however, for regulatory purposes, the carrying value of these obligations are eligible for inclusion in Tier I regulatory capital, subject to certain limitations. The total carrying values of $5.9 million and $5.8 million were allowed in the calculation of Tier I regulatory capital at December 31, 2019 and 2018, respectively.
NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS
As part of its liability management, the Company utilizes pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 4.6 years. As of December 31, 2019, the Company had one interest rate swap agreement with a notional amount of $50.0 million designated as a cash flow hedge, while it had five derivative contracts with a total notional amount of $50.0 million at December 31, 2018. The derivative contract is between the Company and a single counterparty. To mitigate credit risk, securities are pledged to the Company by the counterparty in an amount greater than or equal to the gain position of the derivative contracts.

For the year ended December 31, 2019, a gain of $51,000, net of a $14,000 tax expense, was recognized in “Other comprehensive (loss) income” (“OCI”) in the accompanying consolidated statements of other comprehensive income for the change in fair value of the interest rate swap contracts. For the years ended December 31, 2018 and December 31, 2017, a gain of $0.1 million, net of a $22,000 tax expense, and a gain of $0.4 million, net of a $0.1 million tax expense, respectively, was recognized in OCI in the accompanying consolidated statements of other comprehensive income for the change in fair value of the interest rate swap contracts.
The swap contracts had a fair value of $0.7 million and $0.6 million at December 31, 2019 and 2018, respectively, and have been recorded in “Other assets” in the accompanying consolidated balance sheets. The accumulated gain of $0.5 million included in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets would be reclassified to current earnings if the hedge transaction becomes probable of not occurring. The Company expects the hedge to remain fully effective during the remaining term of the swap contract.
Customer Derivatives – Interest Rate Swaps
In the third quarter of 2019, the Company began entering into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the year ended December 31, 2019.
NOTE 14. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company’s Articles of Incorporation give the Company’s board of directors the authority to issue up to 5,000,000 shares of preferred stock. At December 31, 2019, there were no preferred shares outstanding. The preferred shares are considered “blank check” preferred stock. This type of preferred stock allows the board of directors to fix the designations, preferences and relative, participating, optional or other special rights, and qualifications and limitations or restrictions of any series of preferred stock without further shareholder approval.
Common Stock
The Company’s Articles of Incorporation give the Company’s board of directors the authority to issue up to 40,000,000 shares of common stock. At December 31, 2019, there were 11,228,775 common shares outstanding compared to 9,484,219 and 9,514,926 at December 31, 2018 and 2017, respectively.
On March 1, 2019, the Company issued 763,849 shares of its common stock as consideration for the acquisition of Mainland. On December 20, 2019 the Company completed a private placement of 1,290,323 shares of its common stock at a price of $23.25 per share. The private offering generated net proceeds of $28.5 million.
In addition, the Company repurchased 359,906 shares of its common stock through its stock repurchase program at an average price of $23.09 during the year ended December 31, 2019.
Dividend Restrictions. In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2019, the Bank could pay aggregate dividends of up to $38.6 million to the Company without prior regulatory approval.

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
Under the terms of the Company’s 5.125% Fixed -to-Floating Rate Subordinated Notes due 2029, the Company may not pay a dividend if either the parent company or the Bank, both immediately prior to the declaration of the dividend and after giving effect to the payment of the dividend, would not maintain regulatory capital ratios that are at “well capitalized” levels for regulatory purposes (but with respect to the parent company, only if it is required to measure and report such ratios on a consolidated basis under applicable law). The Company is also prohibited form paying dividends upon and during the continuance of any Event of Default under such notes.
These restrictions do not, and are not expected in the future to, materially limit the Company’s ability to pay dividends to its shareholders in an amount consistent with the Company’s history of paying dividends.
Accumulated Other Comprehensive Income (Loss)
Activity within the balances in accumulated other comprehensive income (loss), net is shown in the tables below (dollars in thousands).

	For the years ended December 31,
	2019			2018			2017
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain (loss), available for sale, net	$(1,647)	$5,123	$3,476	$(71)	$(1,576)	$(1,647)	$(401)	$330	$(71)
Reclassification of realized gain, net	(1,925)	(206)	(2,131)	(1,914)	(11)	(1,925)	(1,683)	(231)	(1,914)
Unrealized loss, transfer from available for sale to held to maturity, net	5	(1)	4	7	(2)	5	8	(1)	7
Change in fair value of interest rate swap designated as a cash flow hedge, net	491	51	542	407	84	491	5	402	407
Accumulated other comprehensive income (loss)	$(3,076)	$4,967	$1,891	$(1,571)	$(1,505)	$(3,076)	$(2,071)	$500	$(1,571)
NOTE 15. STOCK-BASED COMPENSATION
Equity Incentive Plan. The Company’s 2017 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity awards, such as restricted stock, restricted stock units, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. The Plan has reserved 600,000 shares of common stock for grant, award or issuance to eligible participants, including shares underlying granted options. The Plan is administered by the Compensation Committee of the Company’s Board of Directors, which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, grants and awards will be made. The Compensation Committee, in its discretion, may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee may approve the terms of grants and awards to the Company’s executive officers and directors. At December 31, 2019, approximately 396,411 shares remain available for grant.
Stock Options
During the years ended December 31, 2019, 2018 and 2017, the Company granted 36,984, 31,788 and 36,177 stock options, respectively, to key personnel that vest in one-fifth increments on the grant date anniversary of each of the following five years.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The table below summarizes the Company’s stock option activity for the periods indicated.

Stock Options
	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2016	319,364	$14.36	7.67
Granted	36,177	20.25
Forfeited	(5,334)	14.00
Exercised	(27,290)	13.70
Outstanding at December 31, 2017	322,917	15.09	7.19
Granted	31,788	20.25
Forfeited	(1,644)	14.00
Exercised	(12,415)	14.07
Outstanding at December 31, 2018	340,646	15.98	6.49
Granted	36,984	24.40
Forfeited	—	—
Exercised	(20,416)	14.06
Outstanding at December 31, 2019	357,214	16.96	5.93
Exercisable at December 31, 2019	209,610	15.19	5.27
At December 31, 2019, the shares underlying total outstanding stock options had an intrinsic value of $2.5 million. The shares underlying exercisable stock options had an intrinsic value of approximately $1.8 million.
The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards. The Black-Scholes option pricing model incorporates various subjective assumptions, including expected term and expected volatility. Stock option expense in the accompanying consolidated statements of income for the years ended December 31, 2019, 2018, and 2017 was $0.3 million, $0.3 million and $0.2 million, respectively. At December 31, 2019, there was $0.6 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted average period of 3.0 years.
The table below shows the assumptions used for the stock options granted during the years ended December 31, 2019 and 2018.

	2019	2018
Dividend yield	0.82%	0.52%
Expected volatility	27.26%	24.99%
Risk-free interest rate	2.63%	2.68%
Expected term (in years)	6.5	6.5
Weighted-average grant date fair value	$7.30	$7.16
Restricted Stock and Restricted Stock Units

Under the Plan, the Company may grant restricted stock, restricted stock units, and other stock-based awards to Plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While restricted stock is subject to forfeiture, restricted stock participants may exercise full voting rights and will receive all dividends paid with respect to the restricted shares. Restricted stock units do not have voting rights and do not receive dividends or dividend equivalents. The restricted stock and restricted stock units granted under the Plan is typically subject to a vesting period. Compensation expense for restricted stock and restricted stock units is determined based on the market price of the Company’s common stock at the grant date and is applied to the total number of shares or units granted and is recognized on a straight-line basis over the requisite service period of generally five years for employees and two years for non-employee directors. Upon vesting of restricted stock and restricted stock units, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the Consolidated Statements of Income.
Historically, the Company has granted restricted stock awards to Plan participants. Beginning in 2019, the Company granted time vested restricted stock units (“RSUs”) to its non-employee directors and certain officers of the Company with vesting terms ranging from two years to five years.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The Company granted a total of 79,439 restricted stock units to employees and directors for the year ended December 31, 2019. Of the restricted stock units issued in 2019, 68,430 shares will vest over five years and 11,009 shares will vest over two years.
The Company granted a total of 60,260 shares of restricted stock to employees and directors for the year ended December 31, 2018. Of the restricted stock issued in 2018, 51,263 shares will vest over five years and 8,997 shares will vest over two years.
The Company granted a total of 54,724 shares of restricted stock to employees for the year ended December 31, 2017. Of the restricted stock issued in 2017, 48,288 shares will vest over five years and 6,436 shares will vest over two years.
Compensation expense related to restricted stock and restricted stock units in the accompanying consolidated statements of income for the years ended December 31, 2019, 2018, and 2017 was $1.1 million, $0.8 million and $0.6 million, respectively. The unearned compensation related to these awards is amortized to compensation expense over the vesting period. As of December 31, 2019, 2018 and 2017, unearned stock-based compensation associated with these awards totaled approximately $2.8 million, $2.1 million and $1.5 million, respectively. The $2.8 million of unrecognized compensation cost related to time vested restricted stock and restricted stock units at December 31, 2019 is expected to be recognized over a weighted average period of 3.3 years.
The following table summarizes the RSA and RSU activity for the years ended December 31, 2019 and December 31, 2018.

	December 31,
	2019		2018
	Shares	Weighted Avg Grant Date Fair Value	Shares	Weighted Avg Grant Date Fair Value
Balance, beginning of period	135,848	$20.47	112,688	$17.28
Granted	79,439	24.46	60,260	24.01
Forfeited	(5,828)	23.70	(3,441)	20.73
Earned and issued	(41,243)	19.65	(33,659)	16.75
Balance, end of period	168,216	$22.43	135,848	$20.47
NOTE 16. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) defined contribution plan (the “401(k) Plan”) which covers employees over the age of twenty-one who have completed 90 days of credited service, as defined by the 401(k) Plan. The 401(k) Plan allows employees to defer a percentage of their salaries subject to certain limits based on federal tax laws. The Company makes matching contributions up to 4% of the employee’s annual salary (subject to certain maximum compensation amounts as prescribed in Internal Revenue Service guidance). Contributions by the Company and participants are immediately vested. The 401(k) Plan also allows for discretionary Company contributions in the form of cash or Company stock. Contributions in the form of Company stock are held in a portion of the 401(k) Plan that qualifies as an employee stock ownership plan (“ESOP”). The Company made a $0.2 million contribution in the year ended December 31, 2019. The discretionary components vest in increments of 20% annually over a period of five years based on the employees’ years of service.
Employer matching contributions to the 401(k) Plan for the year ended December 31, 2019 were approximately $0.8 million. For the years ended December 31, 2018 and 2017, employer matching contributions were approximately $0.7 million and $0.5 million, respectively.
In 2018, the Bank entered into Salary Continuation Agreements (“SCA”) with certain of the Company’s executive officers. The SCAs represent unfunded, non-qualified deferred compensation arrangements under the Internal Revenue Code of 1986, as amended. The SCAs between the Bank and each officer, as supplemented in 2019, provide that the officer shall receive annual payments of a fixed amount upon attaining the age of 65, with such payments payable monthly over a period of 120 months (10 years). Each officer is also entitled to certain reduced payments following a termination of employment prior to attaining age 65 (other than a termination due to death or with cause), which payments shall be made on the same schedule mentioned above.

The Company maintains a deferred compensation plan for a former employee of First Community Bank (“FCB”), a bank acquired by the Company in 2013. A single premium immediate annuity policy was purchased in which the former employee is the beneficiary. Under this policy, the beneficiary will receive monthly payments of $2,000 through 2020. The Company also maintains a deferred compensation plan for a former employee of Citizens Bank (“Citizens”), a liability for which was assumed in the Citizens acquisition in 2017. Under the deferred compensation agreement, the former employee will receive monthly payments of $5,500 through May of 2030.
At December 31, 2019 and 2018, the Company had a liability of $1.6 million and $1.1 million, respectively, in Accrued taxes and other liabilities on the consolidated balance sheets related to these deferred compensation plans.
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
The income tax expense included in the consolidated statements of income is displayed in the table below for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands).

	December 31,
	2019	2018	2017
Current	$3,966	$2,789	$4,003
Deferred	153	841	245
Total income tax expense	$4,119	$3,630	$4,248
The Company’s income tax expense for each of the years ended December 31, 2018 and 2017 includes total charges of $0.3 million related to the revaluation of its deferred tax assets and liabilities as a result of the TCJA.
The provision for federal income taxes differs from that computed by applying the federal statutory rate of 21% in 2019 and 2018, and 35% in 2017, as indicated in the following analysis for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands).

	December 31,
	2019	2018	2017
Tax based on statutory rate	$4,401	$3,619	$4,258
Increase (decrease) resulting from:
Effect of tax-exempt income	(250)	(249)	(422)
Acquisition costs	32	29	174
Historical tax credits	6	6	10
Effect of tax rate change	—	338	292
Other	(70)	(113)	(64)
Total income tax expense	$4,119	$3,630	$4,248
Effective rate	19.7%	21.1%	34.1%
The Company records deferred income tax on the tax effect of changes in timing differences.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The net deferred tax liability or asset was comprised of the following items as of the dates indicated (dollars in thousands).

	December 31,
	2019	2018
Deferred tax liabilities:
Depreciation	$(2,903)	$(2,515)
FHLB stock dividend	(122)	(79)
Unrealized gain on available for sale securities	(502)	—
Basis difference in acquired assets and liabilities	(1,123)	(785)
Operating lease right-of-use asset	(695)	—
Other	(88)	(20)
Gross deferred tax liability	(5,433)	(3,399)

Deferred tax assets:
Allowance for loan losses	2,219	1,915
Provision for other real estate losses	—	274
Unrealized loss on available for sale securities	—	818
Net operating loss carryforward	564	128
Deferred compensation	372	225
Basis difference in acquired assets and liabilities	481	442
Historical tax credit	155	160
Employee and director stock awards	419	306
Operating lease liability	709	—
Other	419	276
Gross deferred tax assets	5,338	4,544
Net deferred tax (liability) asset	$(95)	$1,145
The Company acquired net operating loss (“NOL”) carryforwards through tax free acquisitions. As of December 31, 2019 and December 31, 2018, the Company’s NOL carryforwards were approximately $0.5 million and $0.6 million, respectively, and expire in 2033.
The Company files income tax returns under U.S. federal jurisdiction and the state of Louisiana, although the state of Louisiana does not assess an income tax on income resulting from banking operations. The Company is open to examination in the U.S. and the state of Louisiana for tax years ended December 31, 2016 through December 31, 2019.
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
Based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data, management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted. In the fourth quarter of 2019, the Company transferred approximately $1.3 million of corporate bonds from level 3 to level 2 based on reported trades of similar securities. At December 31, 2019, all of our level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using an option-adjusted discounted cash flow model which is based on readily traded comparable municipal credits and current spreads to the yield curves, adjusted for illiquidity of the local municipal market and sinking funds, if applicable.
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Assets:
Obligations of U.S. government agencies and corporations	$33,651	$—	$33,651	$—
Obligations of state and political subdivisions	33,449	—	14,074	19,375
Corporate bonds	19,163	—	19,163	—
Residential mortgage-backed securities	101,946	—	101,946	—
Commercial mortgage-backed securities	71,596	—	71,596	—
Equity securities	2,097	2,097	—	—
Derivative financial instruments	687	—	687	—
Total assets	$262,589	$2,097	$241,117	$19,375

December 31, 2018
Assets:
Obligations of U.S. government agencies and corporations	$7,870	$—	$7,870	$—
Obligations of state and political subdivisions	33,986	—	15,178	18,808
Corporate bonds	15,509	—	14,174	1,335
Residential mortgage-backed securities	134,927	—	134,927	—
Commercial mortgage-backed securities	56,689	—	56,689	—
Equity securities	1,699	1,699	—	—
Derivative financial instruments	622	—	622	—
Total assets	$251,302	$1,699	$229,460	$20,143
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

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2017	$19,543	$1,325	$20,868
Realized gains (losses) included in net income	—	—	—
Unrealized (losses) gains included in other comprehensive income	(628)	10	(618)
Purchases	—	—	—
Acquired	—	—	—
Sales	—	—	—
Maturities, prepayments, and calls	(107)	—	(107)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at December 31, 2018	$18,808	$1,335	$20,143
Realized gains (losses) included in net income	—	—	—
Unrealized gains included in other comprehensive income	590	—	590
Purchases	—	—	—
Sales	—	—	—
Maturities, prepayments, and calls	(23)	—	(23)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(1,335)	(1,335)
Balance at December 31, 2019	$19,375	$—	$19,375
There were no liabilities measured at fair value on a recurring basis using level 3 inputs at December 31, 2019, 2018 and 2017. For the year ended December 31, 2019 and 2018, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.
Fair Value of Assets Measured on a Nonrecurring Basis
Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) are summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at December 31, 2019 or 2018 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2019
Impaired loans	$55	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	31%

December 31, 2018
Impaired loans	$383	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	15%
Other real estate owned	3,270	Underlying collateral value, Third party appraisals	Collateral discounts and discount rates	15%	15%

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The estimated fair values of the Company’s financial instruments at December 31, 2019 and December 31, 2018 are shown below (dollars in thousands).

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$44,308	$44,308	$44,308	$—	$—
Federal funds sold	387	387	387	—	—
Investment securities	274,214	274,285	—	245,410	28,875
Equity securities	19,315	19,316	2,097	17,219	—
Loans, net of allowance	1,681,275	1,680,364	—	—	1,680,364
Derivative financial instruments	687	687	—	687	—

Financial liabilities:
Deposits, noninterest-bearing	$351,905	$351,905	$—	$351,905	$—
Deposits, interest-bearing	1,355,801	1,368,194	—	—	1,368,194
FHLB short-term advances and repurchase agreements	56,095	56,095	—	56,095	—
FHLB long-term advances	78,500	76,635	—	—	76,635
Junior subordinated debt	5,897	7,747	—	—	7,747
Subordinated debt	43,600	56,399	—	56,399	—

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$17,134	$17,134	$17,134	$—	$—
Federal funds sold	6	6	6	—	—
Investment securities	265,047	264,786	—	234,053	30,733
Equity securities	13,562	13,562	1,699	11,863	—
Loans, net of allowance	1,391,371	1,374,292	—	—	1,374,292
Derivative financial instruments	622	622	—	622	—

Financial liabilities:
Deposits, noninterest-bearing	$217,457	$217,457	$—	$217,457	$—
Deposits, interest-bearing	1,144,274	1,095,639	—	—	1,095,639
FHLB short-term advances and repurchase agreements	205,399	205,399	—	205,399	—
FHLB long-term advances	3,090	2,712	—	—	2,712
Junior subordinated debt	5,845	7,420	—	—	7,420
Subordinated debt	18,600	19,187	—	19,187	—
NOTE 19. REGULATORY MATTERS
The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1, and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to average assets (as defined).

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

As of December 31, 2019 and 2018, the Bank was considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based and Tier 1 leverage capital ratios as set forth in the table below. There are no conditions or events since the regulatory framework for prompt corrective action was issued that management believes have changed the Bank’s category.
The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2019 and December 31, 2018 are presented in the tables below (dollars in thousands).

	Actual		Capital Adequacy*		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Tier 1 leverage capital
Investar Holding Corporation	$215,550	10.45%	$82,546	4.00%	NA	NA
Investar Bank	222,316	10.77	82,578	4.00	103,223	5.00

Common Equity Tier 1 risk-based capital
Investar Holding Corporation	209,050	11.67	125,412	7.00	NA	NA
Investar Bank	222,316	12.43	125,238	7.00	116,293	6.50

Tier 1 risk-based capital
Investar Holding Corporation	215,550	12.03	152,286	8.50	NA	NA
Investar Bank	222,316	12.43	152,074	8.50	143,130	8.00

Total risk-based capital
Investar Holding Corporation	269,171	15.02	188,118	10.50	NA	NA
Investar Bank	233,111	13.03	187,857	10.50	178,912	10.00

December 31, 2018
Tier 1 leverage capital
Investar Holding Corporation	$172,050	9.81%	$70,121	4.00%	NA	NA
Investar Bank	187,735	10.72	70,056	4.00	87,570	5.00

Common Equity Tier 1 risk-based capital
Investar Holding Corporation	165,550	11.15	103,911	7.00	NA	NA
Investar Bank	187,735	12.67	103,760	7.00	96,349	6.50

Tier 1 risk-based capital
Investar Holding Corporation	172,050	11.59	126,178	8.50	NA	NA
Investar Bank	187,735	12.67	125,994	8.50	118,583	8.00

Total risk-based capital
Investar Holding Corporation	199,786	13.46	155,867	10.50	NA	NA
Investar Bank	197,256	13.31	155,640	10.50	148,229	10.00
*The minimum ratios and amounts under the column for Capital Adequacy for December 31, 2019 and December 31, 2018 reflect the minimum regulatory capital ratios imposed under Basel III plus the fully phased-in capital conservation buffer of 2.5%.
Applicable Federal statutes and regulations impose restrictions on the amounts of dividends that may be declared by the Company and the Bank. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of the Company’s and the Bank’s total capital in relation to its assets, deposits and other such items and, as a result, capital adequacy considerations could further limit the availability of dividends from the Company and the Bank. The Company is also subject to dividend restrictions under the terms of its 2029 Notes and junior subordinated debentures. See “Common Stock - Dividend Restrictions” in Note 14, Stockholders’ Equity, for more information.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

In July 2013, the federal banking regulatory agencies issued a final rule which revises the regulatory capital framework for financial institutions. The final rule (also known as the Basel III capital rules) covers a number of aspects pertaining to capital requirements.
These include:

•	Increased the Prompt Corrective Action Capital Category Thresholds to be deemed well-capitalized.

•	Established a Capital Conservation Buffer - The Capital Conservation Buffer was phased in through 2019.

•	Changes in risk-weighting of assets.

•	Opt-out Election of Accumulated Other Comprehensive Income from Common Equity Tier 1 Capital.
Financial institutions became subject to the final rule on January 1, 2015, and the rules were fully phased in as of January 1, 2019.
NOTE 20. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments
The Company is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At December 31, 2019 and 2018, the reserve for unfunded loan commitments was $95,000 and $66,000, respectively.
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
The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	December 31, 2019	December 31, 2018
Loan commitments	$242,180	$263,002
Standby letters of credit	11,475	11,114
Additionally, at December 31, 2019, the Company had unfunded commitments of $38,000 for its investment in Small Business Investment Company qualified funds.
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
Investment in Tax Credit Entity
In December 2014, the Company acquired a limited partnership interest in a tax-advantaged limited partnership whose purpose was to invest in an approved Federal Historic Rehabilitation tax credit project. This investment is accounted for using the cost method of accounting and is included in “Other assets” in the accompanying consolidated balance sheets. At December 31, 2019 and 2018, the recorded investment was $0.1 million. The limited partnership is considered to be a variable interest entity (“VIE”). The VIE has not been consolidated because the Company is not considered the primary beneficiary. The Company’s investment in the limited partnership was evaluated for impairment at the end of the reporting period and the Company determined there was no impairment for the year ended December 31, 2019. At December 31, 2019 and 2018, the Company had $0.8 million invested in this partnership. The investment generated historic tax credits of $1.0 million, all of which were recognized in the year ended December 31, 2014. The Company did not make any loans related to this real estate project. Based on the structure of this transaction, the Company expects to recover its investment solely through use of the tax credits that were generated by the investment.
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
During 2019 and 2018, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated, were deposit customers of the Bank. See Note 9, Deposits, regarding total deposits outstanding to these related parties.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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
The Company has engaged in a number of transactions with Joffrion Commercial Division, LLC (“JCD”), a commercial construction company owned and managed by Gordon H. Joffrion, one of the Company’s directors. For each transaction, the Company selected JCD through its public bidding process. The Company paid JCD approximately $0.3 million, $0.6 million and $0.4 million during the years ended December 31, 2019, 2018 and 2017, respectively.
NOTE 23. PARENT ONLY BALANCE SHEETS, STATEMENTS OF OPERATIONS AND STATEMENTS OF CASH FLOWS

BALANCE SHEETS
	December 31,
(dollars in thousands)	2019	2018
ASSETS
Cash and due from bank	$35,535	$604
Equity securities	1,615	1,232
Accounts receivable	3	26
Due from bank subsidiary	712	451
Investment in bank subsidiary	255,141	204,347
Investment in trust	202	202
Investment in tax credit entity	87	169
Trademark intangible	100	100
Deferred tax asset	—	52
Other assets	37	81
Total assets	$293,432	$207,264

LIABILITIES
Subordinated debt, net of unamortized issuance costs	$42,826	$18,215
Junior subordinated debt	5,897	5,845
Accounts payable	1,579	124
Accrued interest payable	465	292
Dividend payable	679	484
Due to bank subsidiary	—	42
Deferred tax liability	10	—
Total liabilities	51,456	25,002

STOCKHOLDERS’ EQUITY
Common stock	11,229	9,484
Surplus	168,658	130,133
Retained earnings	60,198	45,721
Accumulated other comprehensive income (loss)	1,891	(3,076)
Total stockholders’ equity	241,976	182,262

Total liabilities and stockholders’ equity	$293,432	$207,264

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

STATEMENTS OF OPERATIONS
	For the year ended December 31,
(dollars in thousands)	2019	2018
Revenue
Dividends received from bank subsidiary	$6,600	$4,000
Dividends on corporate stock	30	6
Change in the fair value of equity securities	327	(265)
Interest income from investment in trust	9	8
Total revenue	6,966	3,749
Expense
Interest on borrowings	1,686	1,486
Management fees to bank subsidiary	360	335
Acquisition expense	31	39
Other expense	440	454
Total expense	2,517	2,314
Income before income taxes and equity in undistributed income of bank subsidiary	4,449	1,435
Equity in undistributed income of bank subsidiary	11,941	11,644
Income tax benefit	449	527
Net income	$16,839	$13,606

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

STATEMENTS OF CASH FLOWS
	For the year ended December 31,
(dollars in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,839	$13,606
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	(11,941)	(11,644)
Change in the fair value of equity securities	(327)	265
Amortization of debt issuance costs and purchase accounting adjustments	105	100
Net change in:
Due from bank subsidiary	(261)	307
Other assets	25	(13)
Deferred tax asset	62	(99)
Accrued other liabilities	2,776	890
Net cash provided by operating activities	7,278	3,412

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributed to bank subsidiary	(23,250)	—
Repayment of investment in and advances to subsidiary	8,000	—
Distributions from investments	82	—
Purchases of equity securities	(144)	(2,189)
Proceeds from the sale of equity securities	88	1,047
Net cash used in investing activities	(15,224)	(1,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(2,167)	(1,468)
Proceeds from common stock offering, net of issuance costs	28,525	—
Payments to repurchase common stock	(8,326)	(3,368)
Proceeds from stock options and warrants exercised	287	1,036
Proceeds from subordinated debt, net of costs	24,558	—
Net cash provided by (used in) financing activities	42,877	(3,800)
Net increase (decrease) in cash	34,931	(1,530)
Cash and cash equivalents, beginning of period	604	2,134
Cash and cash equivalents, end of period	$35,535	$604

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest on borrowings	$1,513	$1,484

NOTE 24. EARNINGS PER SHARE
The following is a summary of the information used in the computation of basic and diluted earnings per common share for the years ended December 31, 2019, 2018 and 2017 (in thousands, except share data).

	December 31,
	2019	2018	2017
Earnings per common share - basic
Net income	$16,839	$13,606	$8,202
Less: income allocated to participating securities	(164)	(192)	(110)
Net income allocated to common shareholders	$16,675	$13,414	$8,092
Weighted-average basic shares outstanding	9,931,497	9,538,891	8,399,584
Basic earnings per common share	$1.68	$1.41	$0.96

Earnings per common share - diluted
Net income allocated to common shareholders	$16,676	$13,417	$8,092
Weighted-average basic shares outstanding	9,931,497	9,538,891	8,399,584
Dilutive effect of securities	99,521	125,952	57,344
Total weighted average diluted shares outstanding	10,031,018	9,664,843	8,456,928
Diluted earnings per common share	$1.66	$1.39	$0.96

The weighted average number of shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	December 31,
	2019	2018	2017
Stock options	—	6,306	5,235
Restricted stock awards	388	1,364	1,880
Restricted stock units	7,550	—	—

NOTE 25. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2019
Total interest income	$20,686	$22,388	$22,854	$23,515
Total interest expense	5,530	6,057	6,488	6,550
Net interest income	15,156	16,331	16,366	16,965
Provision for loan losses	265	369	538	736
Net interest income after provision for loan losses	14,891	15,962	15,828	16,229
Gain on sale of investment securities	2	227	—	33
Other noninterest income	1,279	1,515	1,618	1,542
Noninterest expense	11,303	11,554	11,682	13,629
Income before income taxes	4,869	6,150	5,764	4,175
Income tax expense	952	1,216	1,107	844
Net income	$3,917	$4,934	$4,657	$3,331
Earnings per common share - basic	$0.40	$0.49	$0.46	$0.33
Earnings per common share - diluted	$0.40	$0.48	$0.46	$0.32

(dollars in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2018
Total interest income	$17,178	$18,009	$18,777	$19,927
Total interest expense	3,320	3,689	4,392	5,120
Net interest income	13,858	14,320	14,385	14,807
Provision for loan losses	625	567	785	593
Net interest income after provision for loan losses	13,233	13,753	13,600	14,214
Gain (loss) on sale of investment securities	—	22	15	(23)
Other noninterest income	1,072	1,171	1,202	859
Noninterest expense	10,562	10,160	10,254	10,906
Income before income taxes	3,743	4,786	4,563	4,144
Income tax expense	1,341	966	516	807
Net income	$2,402	$3,820	$4,047	$3,337
Earnings per common share - basic	$0.25	$0.39	$0.42	$0.35
Earnings per common share - diluted	$0.25	$0.39	$0.41	$0.34
NOTE 26. SUBSEQUENT EVENTS
On February 21, 2020, the Bank completed its previously announced acquisition and assumption of certain assets, deposits and other liabilities associated with the Alice, Texas and Victoria, Texas locations of PlainsCapital Bank, a wholly-owned subsidiary of Hilltop Holdings Inc. In connection with the acquisition, the Bank acquired approximately $45.9 million in loans, and approximately $37.3 million in customer deposits.
Management has evaluated all subsequent events and transactions that occurred after December 31, 2019 up through the date that the financial statements were available to be issued and determined that there were no additional events that require disclosure. No events or changes in circumstances were identified that would have an adverse impact on the financial statements.

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
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting and the report thereon of Ernst & Young LLP are included herein under Item 8, Financial Statements and Supplementary Data.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Except as provided below, the information required by Item 10 is incorporated by reference to the Company’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”).
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to the 2020 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Stock Ownership
Except as provided below, the information required by Item 12 is incorporated by reference to the 2020 Proxy Statement.
Securities Authorized for Issuance under Equity Compensation Plans
The following table presents certain information regarding our equity compensation plans as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	68,772	$24.35	396,411
Equity compensation plans not approved by security holders(2)	288,442	15.20	—
Total	357,214	$16.96	396,411

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

(2)
The Investar Holding Corporation 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”) was adopted by the Company’s board of directors on January 15, 2014 and was amended on March 13, 2014. Because the Company was a private corporation at the time of the adoption of the 2014 Plan, shareholder approval of the plan was not required, nor was such approval obtained. A total of 600,000 shares of common stock was reserved for grant, award or issuance in the form of stock options and restricted stock under the 2014 Plan. Effective May 24, 2017, no future awards will be granted under the Equity Incentive Plan, although the terms and conditions of the 2014 Plan will continue to govern any outstanding awards thereunder.

Item 13. Certain Relationships and Related Transactions, and Directors Independence
The information required by Item 13 is incorporated by reference to the 2020 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the 2020 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements

(2)
All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Number	Description	Location
2.1	Agreement and Plan of Reorganization dated October 10, 2018, by and among Investar Holding Corporation, Investar Bank and Mainland Bank	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed October 10, 2018 and incorporated herein by reference

2.2	Agreement and Plan of Reorganization dated July 30, 2019 by and among Investar Holding Corporation, Investar Bank, and Bank of York	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed July 31, 2019 and incorporated herein by reference

2.3	Agreement and Plan of Reorganization dated December 19, 2019 by and among Investar Holding Corporation, Cheaha Financial Group, Inc. and High Point Acquisition, Inc.	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed December 24, 2019 and incorporated herein by reference

3.1	Restated Articles of Incorporation of Investar Holding Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

3.2	Amended and Restated By-laws of Investar Holding Corporation	Exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed October 10, 2017 and incorporated herein by reference

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

4.2	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934	Filed herewith

4.3	Form of 5.125% Fixed to Fluctuation Rate Subordinated Note due 2029	Exhibit 4.1 to the Current Report on Form 8-K filed November 14, 2019 and incorporated herein by reference.

4.4	Form of Registration Rights Agreement, dated December 20, 2019, by and between Investar Holding Corporation and the purchasers set forth therein.	Exhibit 4.1 to the Current Report on Form 8-K filed December 24, 2019 and incorporated herein by reference.

4.5	Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee	Exhibit 4.1 to the Current Report on Form 8-K filed March 24, 2017 and incorporated herein by reference

4.6	Supplemental Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee	Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference

10.1	Form of Stock Purchase Agreement, dated December 20, 2019, by and between Investar Holding Corporation and the purchasers set forth therein	Exhibit 10.1 to the Current Report on Form 8-K filed December 24, 2019 and incorporated herein by reference

10.2	Form of Subordinated Note Purchase Agreement, dated November 12, 2019, by and between Investar Holding Corporation and the purchasers set forth therein	Exhibit 10.1 to the Current Report on Form 8-K filed November 14, 2019 and incorporated herein by reference

10.3	Form of the Director Support Agreement, dated October 10, 2018, among Investar Holding Corporation, Mainland Bank and all of the directors of Mainland Bank parties thereto	Exhibit 10.3 to the Registration Statement on Form S-4 of the Company filed November 30, 2018 and incorporated herein by reference

10.4	Form of Non-Competition and Confidentiality Agreements, dated August 4, 2017, between Investar Holding Corporation and all of the directors of BOJ Bancshares, Inc.	Exhibit C to Annex A to the Registration Statement on Form S-4 of the Company filed October 10, 2017 and incorporated herein by reference

10.5	Form of Notice of Exchange and Assumption relating to options exchanged in connection with Agreement and Plan of Exchange	Exhibit 10.4 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.6	Form of Notice of Exchange and Assumption relating to restricted stock exchanged in connection with Agreement and Plan of Exchange	Exhibit 10.5 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.7	Form of Notice of Exchange and Assumption relating to warrants exchanged in connection with Agreement and Plan of Exchange	Exhibit 10.6 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.8*	Investar Holding Corporation 2017 Long-Term Incentive Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K filed May 25, 2017 and incorporated herein by reference

10.9*	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and John D’Angelo	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.10*	Supplemental Salary Continuation Agreement, dated May 22, 2019, by and between Investar Bank and John D’Angelo	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed May 23, 2019 and incorporated herein by reference

10.11*	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and Chris Hufft	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.12*	Supplemental Salary Continuation Agreement, dated May 22, 2019, by and between Investar Bank and Christopher Hufft	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed May 23, 2019 and incorporated herein by reference

10.13*	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and Dane Babin	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.14*	Form of Split Dollar Agreement by and between Investar Bank and each executive entering into a Salary Continuation Agreement	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.15*	Form of First Amendment to Split Dollar Agreement by and between Investar Bank and each executive entering into a Supplemental Salary Continuation Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed May 23, 2019 and incorporated herein by reference

10.16*	Investar Holding Corporation 2014 Long-Term Incentive Compensation Plan, as amended by Amendment No. 1 to Investar Holding Corporation 2014 Long Term Incentive Plan
Exhibit 10.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and, as to Amendment No.1, Exhibit 99.2 to the Registration Statement on Form S-8 of the Company filed October 31, 2014, each of which is incorporated herein by reference

10.17*	Form of Stock Option Grant Agreement	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.18*	Form of Restricted Stock Award Agreement for Employees	Exhibit 10.3 to the Annual Report on Form 10-K of the Company filed March 11, 2016 and incorporated herein by reference

10.19*	Form of Restricted Stock Award Agreement for Non-Employee Directors	Exhibit 10.4 to the Annual Report on Form 10-K of the Company filed March 11, 2016 and incorporated herein by reference

10.20*	Form of Restricted Stock Unit Agreement for Employees	Exhibit 10.15 to the Annual Report on Form 10-K of the Company filed March 15, 2019 and incorporated herein by reference

10.21*	Form of Restricted Stock Unit Agreement for Non-Employee Directors	Exhibit 10.16 to the Annual Report on Form 10-K of the Company filed March 15, 2019 and incorporated herein by reference

21	Subsidiaries of the Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

23.1	Consent of Ernst & Young LLP	Filed herewith

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
* Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTAR HOLDING CORPORATION

Date:	March 13, 2020	by:	/s/John J. D’Angelo
John J. D’Angelo
President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 13, 2020	by:	/s/John J. D’Angelo
John J. D’Angelo
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Date:	March 13, 2020	by:	/s/Christopher L. Hufft
Christopher L. Hufft
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	March 13, 2020	by:	/s/Rachel P. Cherco
Rachel P. Cherco
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 13, 2020	by:	/s/James M. Baker
James M Baker
Director

Date:	March 13, 2020	by:	/s/Thomas C. Besselman, Sr.
Thomas C. Besselman, Sr.
Director

Date:	March 13, 2020	by:	/s/James H. Boyce, III
James H. Boyce, III
Director

Date:	March 13, 2020	by:	/s/Robert M. Boyce, Sr.
Robert M. Boyce, Sr.
Director

Date:	March 13, 2020	by:	/s/William H. Hidalgo, Sr.
William H. Hidalgo, Sr.
Chairman of the Board

Date:	March 13, 2020	by:	/s/Gordon H. Joffrion, III
Gordon H. Joffrion, III
Director

Date:	March 13, 2020	by:	/s/Robert C. Jordan
Robert C. Jordan
Director

Date:	March 13, 2020	by:	/s/David J. Lukinovich
David J. Lukinovich
Director

Date:	March 13, 2020	by:	/s/Suzanne O. Middleton
Suzanne O. Middleton
Director

Date:	March 13, 2020	by:	/s/Andrew C. Nelson, M.D.
Andrew C. Nelson, M.D.
Director

Date:	March 13, 2020	by:	/s/Frank L. Walker
Frank L. Walker
Director