Form 10-Q
period 2020-03-31
Investar Holding Corp
filed 2020-05-08
CIK 1602658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________________________

FORM 10-Q
_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number: 001-36522

Investar Holding Corporation
(Exact name of registrant as specified in its charter)

Louisiana	27-1560715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10500 Coursey Boulevard, Baton Rouge, Louisiana 70816
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 10,938,709 shares outstanding as of May 6, 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INVESTAR HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and due from banks	$26,641	$23,769
Interest-bearing balances due from other banks	11,854	20,539
Federal funds sold	47	387
Cash and cash equivalents	38,542	44,695

Available for sale securities at fair value (amortized cost of $274,041 and $258,104, respectively)	276,281	259,805
Held to maturity securities at amortized cost (estimated fair value of $14,181 and $14,480, respectively)	14,253	14,409
Loans, net of allowance for loan losses of $14,233 and $10,700, respectively	1,715,561	1,681,275
Equity securities	17,653	19,315
Bank premises and equipment, net of accumulated depreciation of $13,130 and $12,432, respectively	54,573	50,916
Other real estate owned, net	76	133
Accrued interest receivable	8,765	7,913
Deferred tax asset	1,142	—
Goodwill and other intangible assets, net	32,211	31,035
Bank owned life insurance	32,204	32,014
Other assets	8,108	7,406
Total assets	$2,199,369	$2,148,916

LIABILITIES
Deposits:
Noninterest-bearing	$339,379	$351,905
Interest-bearing	1,389,447	1,355,801
Total deposits	1,728,826	1,707,706
Advances from Federal Home Loan Bank	167,722	131,600
Repurchase agreements	3,732	2,995
Subordinated debt, net of unamortized issuance costs	42,831	42,826
Junior subordinated debt	5,910	5,897
Accrued taxes and other liabilities	17,076	15,916
Total liabilities	1,966,097	1,906,940

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 10,940,021 and 11,228,775 shares issued and outstanding, respectively	10,940	11,229
Surplus	162,380	168,658
Retained earnings	60,146	60,198
Accumulated other comprehensive (loss) income	(194)	1,891
Total stockholders’ equity	233,272	241,976
Total liabilities and stockholders’ equity	$2,199,369	$2,148,916
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share data)
(Unaudited)

	Three months ended March 31,
	2020	2019
INTEREST INCOME
Interest and fees on loans	$21,669	$18,544
Interest on investment securities	1,695	1,926
Other interest income	257	216
Total interest income	23,621	20,686

INTEREST EXPENSE
Interest on deposits	5,032	4,106
Interest on borrowings	1,254	1,424
Total interest expense	6,286	5,530
Net interest income	17,335	15,156

Provision for loan losses	3,760	265
Net interest income after provision for loan losses	13,575	14,891

NONINTEREST INCOME
Service charges on deposit accounts	571	400
Gain on sale of investment securities, net	172	2
Gain on sale of other real estate owned, net	26	5
Servicing fees and fee income on serviced loans	120	180
Interchange fees	295	240
Income from bank owned life insurance	190	152
Change in the fair value of equity securities	(826)	172
Other operating income	541	130
Total noninterest income	1,089	1,281
Income before noninterest expense	14,664	16,172

NONINTEREST EXPENSE
Depreciation and amortization	1,033	764
Salaries and employee benefits	7,953	6,415
Occupancy	531	414
Data processing	693	536
Marketing	32	51
Professional fees	394	305
Acquisition expense	751	905
Other operating expenses	2,520	1,913
Total noninterest expense	13,907	11,303
Income before income tax expense	757	4,869
Income tax expense	149	952
Net income	$608	$3,917

EARNINGS PER SHARE
Basic earnings per share	$0.05	$0.40
Diluted earnings per share	0.05	0.40
Cash dividends declared per common share	0.06	0.05
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2020	2019
Net income	$608	$3,917
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized gain, available for sale, net of tax expense of $149, and $588, respectively	562	2,212
Reclassification of realized gain, net of tax expense of $36 and $0, respectively	(136)	(2)
Fair value of derivative financial instruments:
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax benefit of $667 and $44, respectively	(2,511)	(167)
Total other comprehensive (loss) income	(2,085)	2,043
Total comprehensive (loss) income	$(1,477)	$5,960
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Three months ended:
March 31, 2019
Balance at beginning of period	$9,484	$130,133	$45,721	$(3,076)	$182,262
Common stock issued in acquisition	764	17,873	—	—	18,637
Surrendered shares	(9)	(223)	—	—	(232)
Shares repurchased	(144)	(3,224)	—	—	(3,368)
Dividends declared, $0.05 per share	—	—	(534)	—	(534)
Stock-based compensation	35	254	—	—	289
Net income	—	—	3,917	—	3,917
Other comprehensive income, net	—	—	—	2,043	2,043
Balance at end of period	$10,130	$144,813	$49,104	$(1,033)	$203,014

March 31, 2020
Balance at beginning of period	$11,229	$168,658	$60,198	$1,891	$241,976
Stock issuance costs	—	(45)	—	—	(45)
Surrendered shares	(13)	(279)	—	—	(292)
Options exercised	3	43	—	—	46
Dividends declared, $0.06 per share	—	—	(660)	—	(660)
Stock-based compensation	48	335	—	—	383
Shares repurchased	(327)	(6,332)	—	—	(6,659)
Net income	—	—	608	—	608
Other comprehensive loss, net	—	—	—	(2,085)	(2,085)
Balance at end of period	$10,940	$162,380	$60,146	$(194)	$233,272

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2020	2019
Net income	$608	$3,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,033	764
Provision for loan losses	3,760	265
Amortization of purchase accounting adjustments	(299)	(393)
Net amortization of securities	538	(28)
Gain on sale of investment securities, net	(172)	(2)
Gain on sale of other real estate owned, net	(26)	(5)
FHLB stock dividend	(715)	(85)
Stock-based compensation	383	289
Deferred taxes	(347)	289
Net change in value of bank owned life insurance	(190)	(152)
Amortization of subordinated debt issuance costs	5	12
Change in the fair value of equity securities	826	(172)
Net change in:
Accrued interest receivable	(851)	(578)
Other assets	(1,270)	281
Accrued taxes and other liabilities	(2,500)	1,464
Net cash provided by operating activities	$783	$5,866

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	$16,572	$393
Purchases of securities available for sale	(47,882)	(22,331)
Proceeds from maturities, prepayments and calls of investment securities available for sale	15,014	9,499
Proceeds from maturities, prepayments and calls of investment securities held to maturity	151	240
Proceeds from redemption or sale of equity securities	2,371	—
Purchase of equity securities	(820)	—
Net decrease (increase) in loans	6,322	(11,345)
Proceeds from sales of other real estate owned	131	3,275
Purchases of fixed assets	(1,759)	(2,425)
Distributions from investments	7	8
Cash acquired from acquisition of Mainland Bank	—	38,365
Cash paid for acquisition PlainsCapital branches, net of cash acquired	(10,761)	—
Net cash (used in) provided by investing activities	$(20,654)	$15,679

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net (decrease) increase in customer deposits	$(15,803)	$63,432
Net increase (decrease) in repurchase agreements	737	(4,465)
Net increase (decrease) in short-term FHLB advances	36,721	(21,400)
Repayment of long-term FHLB advances	(600)	—
Cash dividends paid on common stock	(679)	(481)
Proceeds from stock options and warrants exercised	46	—
Payments to repurchase common stock	(6,659)	(3,368)
Payment of stock issuance costs	(45)	—
Net cash provided by financing activities	$13,718	$33,718

Net change in cash and cash equivalents	$(6,153)	$55,263
Cash and cash equivalents, beginning of period	44,695	17,140
Cash and cash equivalents, end of period	$38,542	$72,403
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month periods ended March 31, 2020 is not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020.
Nature of Operations
The Company, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association (the “Bank”), a national bank, primarily to meet the needs of individuals and small to medium-sized businesses. The Company’s primary markets are south Louisiana, southeast Texas and west Alabama. At March 31, 2020, the Company operated 23 full service branches located in Louisiana, five full service branches located in Texas and two full service branches in southwest Alabama and had 335 employees.
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
Other estimates that are susceptible to significant change in the near term relate to the determination of other-than-temporary impairments of securities, the fair value of financial instruments and goodwill.
The outbreak of the COVID-19 disease, declared a pandemic by the World Health Organization on March 11, 2020, has made certain estimates more challenging, including those discussed above, as the pandemic is unprecedented in recent history, rapidly evolving, and its future effects are impossible to predict with any certainty.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investment Securities
The Company’s investments in debt securities are accounted for in accordance with applicable guidance contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), which requires the classification of securities into one of the following categories:

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
Equity Securities
The Company is a member of the Federal Home Loan Bank (“FHLB”) system. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, is restricted as to redemption, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Equity securities also include investments in our other correspondent banks including Independent Bankers Financial Corporation (“IBFC”) and First National Bankers Bank (“FNBB”) stock. These investments are carried at cost which approximates fair value. The balance of equity securities in our correspondent banks at March 31, 2020 and December 31, 2019 was $16.4 million and $17.2 million, respectively.
In addition, equity securities include marketable securities in corporate stocks and mutual funds and totaled $1.3 million and $2.1 million at March 31, 2020 and December 31, 2019, respectively.
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
See the Treatment of Loan Modifications Pursuant to the CARES Act and Interagency Statement section under Accounting Standards Adopted in 2020 below for further discussion on the accounting treatment for loans.
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
In the ordinary course of business, the Bank enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in accrued taxes and other liabilities in the consolidated balance sheet. At March 31, 2020 and December 31, 2019 the reserve for unfunded loan commitments was $144,000 and $95,000, respectively.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquisition Accounting
Business combinations are accounted for under the acquisition method of accounting. Purchased assets and assumed liabilities are recorded at their respective acquisition date fair values, and identifiable intangible assets are recorded at fair value. If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. If the fair value of the net assets received exceeds the consideration given, a bargain purchase gain is recognized. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available.
Loans acquired in a business combination are recorded at their estimated fair value as of the acquisition date. The fair value of loans acquired is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest prepayments, estimated payments, estimated default rates, estimated loss severity in the event of defaults, and current market rates. Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date. The fair value adjustment is amortized over the life of the loan using the effective interest method, except for those loans accounted for under ASC Topic 310-30, discussed below. An allowance for acquired loans not accounted for under ASC Topic 310-30 is only recorded to the extent that the reserve requirement exceeds the remaining fair value adjustment.
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
Reclassifications
Certain reclassifications have been made to the 2019 financial statements to be consistent with the 2020 presentation, if applicable.
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
Accounting Standards Adopted in 2020
FASB ASC Topic 820 “Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” Update No. 2018-13. ASU 2018-13 became effective for the Company on January 1, 2020. The ASU modifies the existing guidance on disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 removes the disclosure requirement detailing the amount of and reasons for transfers between Level 1 and Level 2 and the valuation processes for Level 3 fair value measurements. In addition, this ASU modifies the disclosure requirement for investments in certain entities that calculate net asset value. Lastly, ASU 2018-13 adds a disclosure requirement for changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. The impact of these amendments is limited to presentation and disclosure changes that did not have an impact on the Company’s consolidated financial statements.
FASB ASC Topic 350 “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” ASU No. 2017-04. ASU 2017-04 became effective for the Company on January 1, 2020. The ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Therefore, any carrying amount which exceeds the reporting unit’s fair value, up to the amount of goodwill recorded, will be recognized as an impairment loss. The amendment will be applied prospectively on or after the effective date. Based on recent annual goodwill impairments tests, performed in the fourth quarter of each year, which did not require the application of Step 2, the Company does not expect the adoption of this ASU to have an immediate impact.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2020, we evaluated recent potential triggering events that may be indicators that our goodwill was impaired. The events include economic disruption and uncertainty surrounding the COVID-19 pandemic and the associated volatility in the financial markets which caused a significant decline in our market capitalization. As a result of the significant decline in our market capitalization, we identified a triggering event and performed an interim goodwill impairment test as of March 31, 2020. Factors considered in our impairment evaluation include the uncertainty related to the pandemic’s impact on our business and our customers’ businesses, the Company’s revised financial forecast in light of current market conditions, and changes in discount rates as a result of uncertainty in the market. Based on our evaluation, we concluded that our goodwill was not impaired as of March 31, 2020, at which time the Company had goodwill of $27.4 million.
A prolonged pandemic, or any other event that harms the global or U.S. economies, could adversely affect our operations and negatively impact our financial condition and results of operations, which may require further evaluation in subsequent reporting periods, prior to our annual impairment test performed in the fourth quarter, and could result in an impairment charge.
Treatment of Loan Modifications Pursuant to the CARES Act and Interagency Statement
Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted on March 27, 2020 provides that from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates (the “applicable period”), we may elect to suspend GAAP for loan modifications related to the pandemic that would otherwise be categorized as troubled debt restructurings (TDR) and suspend any determination of a loan modified as a result of the effects of the pandemic as being a TDR, including impairment for accounting purposes. The suspension is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The suspension is not applicable to any adverse impact on the credit of a borrower that is not related to the pandemic.
In addition, our banking regulators and other financial regulators, on March 22, 2020 and revised April 7, 2020, issued a joint interagency statement titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the COVID-19 pandemic. Pursuant to the interagency statement, loan modifications that do not meet the conditions of Section 4013 of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. Specifically, the agencies confirmed with the staff of the FASB that short-term modifications made in good faith in response to the pandemic to borrowers who were current prior to any relief are not TDRs under GAAP. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Appropriate allowances for loan and lease losses are expected to be maintained. With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to the pandemic as past due because of the deferral. The interagency statement also states that during short-term pandemic-related loan modifications, these loans generally should not be reported as nonaccrual.
Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term modifications of 90 days or less, in the form of deferrals of payment of principal and interest, principal only, or interest only, and fee waivers. As of March 31, 2020, the Company had placed approximately $55 million, or 3% of the total loan portfolio, on a 90-day deferral plan. As of May 4, 2020, the Company had placed approximately $531 million, or 30% of the total loan portfolio, on the loan deferral program, of which 87% are secured by real estate with loan-to-value ratios averaging 67%. Of the loans participating in the deferral program, 69% have deferrals of principal and interest, 18% have deferrals of principal only, and 13% have deferrals of interest only. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Pronouncements Not Yet Adopted
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
FASB ASC Topics 321, 323, and 815 “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)” Update No. 2020-01. In January 2020, the FASB issued ASU 2020-01 to clarify the interaction among ASC 321, ASC 323, and ASC 815 for equity securities, equity method investments, and certain financial instruments to acquire equity securities. ASU 2020-01 clarifies whether re-measurement of equity investments is appropriate when observable transactions cause the equity method to be triggered or discontinued. ASU 2020-01 also provides that certain forward contracts and purchased options to acquire equity securities will be measured under ASC 321 without an assessment of subsequent accounting upon settlement or exercise. The amendment is effective for the Company on January 1, 2021. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.
FASB ASC Topic 848 “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting” Update No. 2020-04. In March 2020, the FASB issued ASU 2020-04, which is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. BUSINESS COMBINATIONS
Mainland Bank
On March 1, 2019, the Company completed the acquisition of Mainland Bank (“Mainland”) in Texas City, Texas. The Company acquired 100% of Mainland’s outstanding common shares for an aggregate merger consideration of 763,849 shares of the Company’s common stock, for a total of approximately $18.6 million. The acquisition of Mainland expanded the Company’s branch footprint into the greater Houston, Texas market. After fair value adjustments, including total adjustments of approximately $1.1 million to loans and $0.3 million to other assets recorded in the three months ended March 31, 2020, the acquisition added $127.6 million in total assets, including $81.3 million in loans, and $107.6 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $5.2 million of goodwill. Goodwill resulted from a combination of synergies and cost savings, expansion into Texas with the addition of three branch locations, and enhanced products and services.
The table below shows the allocation of the consideration paid for Mainland’s common equity to the acquired identifiable assets and liabilities assumed and the goodwill generated from the transaction (dollars in thousands).

Purchase price:
Stock issued	$18,637

Fair value of assets acquired:
Cash and cash equivalents	38,365
Loans	81,336
Other real estate owned	1,507
Bank premises and equipment	2,550
Core deposit intangible asset	2,439
Other assets	1,414
Total assets acquired	127,611

Fair value of liabilities acquired:
Deposits	107,646
Repurchase agreements	4,684
Other liabilities	1,883
Total liabilities assumed	114,213

Fair value of net assets acquired	13,398
Goodwill	$5,239
Fair value adjustments to assets acquired and liabilities assumed are generally amortized using the effective yield method over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities.
The fair value of net assets acquired includes a fair value adjustment to loans as of the acquisition date. The adjustment for the acquired loan portfolio is based on current market interest rates at the time of acquisition, and the Company’s initial evaluation of credit losses identified. The contractually required principal and interest payments of the loans acquired from Mainland is $92.4 million.
During the three months ended March 31, 2020, and prior to the end of the one-year adjustment period following the acquisition of Mainland, certain loans were identified to be purchase credit impaired loans. These loans had a balance of $2.8 million at the time of acquisition. The total contractually required principal and interest payments of these loans are $3.1 million, of which $1.7 million is not expected to be collected.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Bank of York
On November 1, 2019, the Company completed the acquisition of Bank of York in York, Alabama. The Company acquired 100% of Bank of York’s outstanding common shares for an aggregate merger consideration of $15.0 million. The acquisition of Bank of York expanded the Company’s branch footprint into the west Alabama market. After fair value adjustments, the acquisition added $101.9 million in total assets, including $46.1 million in loans, and $85.0 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $4.3 million of goodwill. Goodwill resulted from a combination of synergies and cost savings, and expansion into Alabama with the addition of two branch locations.
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

Purchase price:
Cash paid	$15,000

Fair value of assets acquired:
Cash and cash equivalents	50,776
Investments	451
Loans	46,089
Bank premises and equipment	917
Core deposit intangible asset	931
Bank owned life insurance	2,429
Other assets	351
Total assets acquired	101,944

Fair value of liabilities acquired:
Deposits	85,004
Repurchase agreements	5,641
Other liabilities	562
Total liabilities assumed	91,207

Fair value of net assets acquired	10,737
Goodwill	$4,263
The fair value of net assets acquired includes a fair value adjustment to loans as of the acquisition date. The adjustment for the acquired loan portfolio is based on current market interest rates at the time of acquisition, and the Company’s initial evaluation of credit losses identified. The total contractually required principal and interest payments of the loans acquired from Bank of York are $51.5 million.
Loans acquired from Bank of York that are considered to be purchased credit impaired loans had a balance of $0.3 million at the time of acquisition. The total contractually required principal and interest payments of these loans are $0.3 million, of which $0.1 million is not expected to be collected.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PlainsCapital
On February 21, 2020, the Company completed the acquisition of the Alice and Victoria, Texas branch locations of PlainsCapital Bank (“PlainsCapital”), a wholly-owned subsidiary of Hilltop Holdings Inc., for an aggregate merger consideration of approximately $11.1 million. The acquisition added $48.7 million in total assets, including $45.3 million in loans, and $37.0 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $0.5 million of goodwill. Goodwill resulted from a combination of synergies and cost savings, and further expansion into south Texas with the addition of two branch locations.
The table below shows the allocation of the consideration paid for certain assets, deposits and other liabilities associated with the Alice and Victoria, Texas locations of PlainsCapital and the goodwill generated from the transaction (dollars in thousands). The fair values listed below, primarily related to loans and deferred tax assets and liabilities, are subject to refinement for up to one year after the closing date of the acquisition as additional information becomes available.

Purchase price:
Cash paid	$11,114

Fair value of assets acquired:
Cash and cash equivalents	353
Loans	45,287
Bank premises and equipment	2,770
Core deposit intangible asset	170
Other assets	127
Total assets acquired	48,707

Fair value of liabilities acquired:
Deposits	36,973
Other liabilities	1,084
Total liabilities assumed	38,057

Fair value of net assets acquired	10,650
Goodwill	$464

The fair value of net assets acquired includes a fair value adjustment to loans as of the acquisition date. The adjustment for the acquired loan portfolio is based on current market interest rates at the time of acquisition, and the Company’s initial evaluation of credit losses identified. The contractually required principal and interest payments of the loans acquired from PlainsCapital is $51.3 million. No loans acquired from PlainsCapital were considered to be purchased credit impaired loans.
Acquisition Expense
Acquisition related costs of $0.8 million are included in acquisition expenses in the accompanying consolidated statement of income for the three months ended March 31, 2020. These costs include system conversion and integrating operations charges as well as legal and consulting expenses primarily related to the acquisition of two branches from PlainsCapital.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. EARNINGS PER SHARE
The following is a summary of the information used in the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 (in thousands, except share data).

	Three months ended March 31,
	2020	2019
Earnings per common share - basic
Net income	$608	$3,917
Less: income allocated to participating securities	(3)	(46)
Net income allocated to common shareholders	$605	$3,871
Weighted-average basic shares outstanding	11,143,078	9,675,381
Basic earnings per common share	$0.05	$0.40

Earnings per common share - diluted
Net income allocated to common shareholders	$605	$3,871
Weighted-average basic shares outstanding	11,143,078	9,675,381
Dilutive effect of securities	68,265	95,371
Total weighted average diluted shares outstanding	11,211,343	9,770,752
Diluted earnings per common share	$0.05	$0.40

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended March 31,
	2020	2019
Stock options	3,782	—
Restricted stock awards	295	55
Restricted stock units	64,780	44,467
NOTE 4. INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
Obligations of U.S. government agencies and corporations	$43,966	$150	$(107)	$44,009
Obligations of state and political subdivisions	32,717	652	(1,386)	31,983
Corporate bonds	24,069	243	(1,218)	23,094
Residential mortgage-backed securities	100,852	2,846	(16)	103,682
Commercial mortgage-backed securities	72,437	1,344	(268)	73,513
Total	$274,041	$5,235	$(2,995)	$276,281

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Obligations of U.S. government agencies and corporations	$33,651	$100	$(100)	$33,651
Obligations of state and political subdivisions	32,920	541	(12)	33,449
Corporate bonds	19,245	192	(274)	19,163
Residential mortgage-backed securities	100,948	1,083	(85)	101,946
Commercial mortgage-backed securities	71,340	564	(308)	71,596
Total	$258,104	$2,480	$(779)	$259,805

Proceeds from sales of investment securities AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended March 31,
	2020	2019
Proceeds from sale	$16,572	$393
Gross gains	$182	$2
Gross losses	$10	$—

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
Obligations of state and political subdivisions	$9,371	$—	$(262)	$9,109
Residential mortgage-backed securities	4,882	190	—	5,072
Total	$14,253	$190	$(262)	$14,181

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Obligations of state and political subdivisions	$9,487	$14	$—	$9,501
Residential mortgage-backed securities	4,922	57	—	4,979
Total	$14,409	$71	$—	$14,480

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of March 31, 2020 or December 31, 2019.
The aggregate fair values and aggregate unrealized losses on securities whose fair values are below book values are summarized in the tables below. Unrealized losses are generally due to changes in interest rates. However, during the three months ended March 31, 2020, the change in market valuation can largely be attributed to the COVID-19 pandemic. As the risks associated with the contagion became more apparent, capital markets responded accordingly, and fair values decreased across asset classes. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. Due to the nature of the investment, current market prices, and the current interest rate environment, these unrealized losses are considered a temporary impairment of the securities.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The number of AFS securities, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020
Obligations of U.S. government agencies and corporations	18	$22,871	$(107)	$—	$—	$22,871	$(107)
Obligations of state and political subdivisions	20	—	—	16,873	(1,386)	16,873	(1,386)
Corporate bonds	27	5,318	(408)	7,539	(810)	12,857	(1,218)
Residential mortgage-backed securities	15	3,128	(14)	147	(2)	3,275	(16)
Commercial mortgage-backed securities	30	19,442	(245)	1,868	(23)	21,310	(268)
Total	110	$50,759	$(774)	$26,427	$(2,221)	$77,186	$(2,995)

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Obligations of U.S. government agencies and corporations	21	$19,980	$(94)	$955	$(6)	$20,935	$(100)
Obligations of state and political subdivisions	10	212	(1)	371	(11)	583	(12)
Corporate bonds	21	495	(5)	7,829	(269)	8,324	(274)
Residential mortgage-backed securities	32	12,341	(56)	6,190	(29)	18,531	(85)
Commercial mortgage-backed securities	57	29,072	(274)	2,516	(34)	31,588	(308)
Total	141	$62,100	$(430)	$17,861	$(349)	$79,961	$(779)

The number of HTM securities, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020
Obligations of state and political subdivisions	6	$—	$—	$9,108	$(262)	$9,108	$(262)
Residential mortgage-backed securities	—	—	—	—	—	—	—
Total	6	$—	$—	$9,108	$(262)	$9,108	$(262)

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Obligations of state and political subdivisions	—	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	—	—	—	—	—	—	—
Total	—	$—	$—	$—	$—	$—	$—

The unrealized losses in the Company’s investment portfolio are not credit issues, and the Company does not intend to sell the securities. Furthermore, it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2020 or December 31, 2019.

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

	Securities Available For Sale		Securities Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
March 31, 2020
Due within one year	$460	$471	$790	$790
Due after one year through five years	12,834	12,925	3,575	3,554
Due after five years through ten years	78,098	77,382	5,006	4,764
Due after ten years	182,649	185,503	4,882	5,073
Total debt securities	$274,041	$276,281	$14,253	$14,181

	Securities Available For Sale		Securities Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2019
Due within one year	$2,174	$2,175	$790	$792
Due after one year through five years	13,525	13,675	3,575	3,582
Due after five years through ten years	66,551	66,568	5,122	5,126
Due after ten years	175,854	177,387	4,922	4,980
Total debt securities	$258,104	$259,805	$14,409	$14,480
At March 31, 2020, securities with a carrying value of $111.7 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $89.5 million in pledged securities at December 31, 2019.
NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES
The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	March 31, 2020	December 31, 2019
Construction and development	$191,597	$197,797
1-4 Family	328,730	321,489
Multifamily	61,709	60,617
Farmland	29,373	27,780
Commercial real estate	776,354	731,060
Total mortgage loans on real estate	1,387,763	1,338,743
Commercial and industrial	313,850	323,786
Consumer	28,181	29,446
Total loans	$1,729,794	$1,691,975
Unamortized premiums and discounts on loans, included in the total loans balances above, were $3.9 million and $2.1 million at March 31, 2020 and December 31, 2019, respectively.

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
Certain borrowers are currently experiencing difficulties meeting their contractual payment obligations because of the adverse economic effects attributable to the COVID-19 pandemic. As a result, loan customers may apply for payment deferrals, or portions thereof, for up to 90 days. In the absence of other contributing factors, these short-term modifications made on a good faith basis are not considered TDRs, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status if the loans were not past due or on non-accrual status prior to the deferral. See Note 1. Summary of Significant Accounting Policies for further discussion.
Loans Acquired with Deteriorated Credit Quality
The Company accounts for certain loans acquired as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments. The acquired impaired loans had no accretable yield recorded for the three months ended March 31, 2020 and 2019.
The table below provides an analysis of the aging of loans as of the dates presented (dollars in thousands).

	March 31, 2020
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$190,205	$177	$3	$—	$1,212	$1,392	$—	$191,597
1-4 Family	323,740	1,902	229	162	2,292	4,585	405	328,730
Multifamily	60,799	910	—	—	—	910	—	61,709
Farmland	27,109	—	—	—	—	—	2,264	29,373
Commercial real estate	772,717	1,737	197	—	139	2,073	1,564	776,354
Total mortgage loans on real estate	1,374,570	4,726	429	162	3,643	8,960	4,233	1,387,763
Commercial and industrial	310,597	1,422	592	—	197	2,211	1,042	313,850
Consumer	27,194	390	15	1	543	949	38	28,181
Total loans	$1,712,361	$6,538	$1,036	$163	$4,383	$12,120	$5,313	$1,729,794

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The table below presents the Company’s loan portfolio by category and credit quality indicator as of the dates presented (dollars in thousands).

	March 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$182,433	$7,842	$1,322	$—	$191,597
1-4 Family	325,745	398	2,587	—	328,730
Multifamily	61,709	—	—	—	61,709
Farmland	26,825	—	2,548	—	29,373
Commercial real estate	771,590	—	4,764	—	776,354
Total mortgage loans on real estate	1,368,302	8,240	11,221	—	1,387,763
Commercial and industrial	306,138	—	6,919	793	313,850
Consumer	27,563	88	530	—	28,181
Total loans	$1,702,003	$8,328	$18,670	$793	$1,729,794

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$196,873	$610	$314	$—	$197,797
1-4 Family	318,549	714	2,198	28	321,489
Multifamily	60,617	—	—	—	60,617
Farmland	25,516	—	2,264	—	27,780
Commercial real estate	729,921	—	1,139	—	731,060
Total mortgage loans on real estate	1,331,476	1,324	5,915	28	1,338,743
Commercial and industrial	318,519	2,910	2,264	93	323,786
Consumer	28,775	128	543	—	29,446
Total loans	$1,678,770	$4,362	$8,722	$121	$1,691,975

The Company had no loans that were classified as loss at March 31, 2020 or December 31, 2019.
Loan Participations and Sold Loans
Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $74.1 million and $82.8 million at March 31, 2020 and December 31, 2019, respectively. The unpaid principal balance of these loans was approximately $160.6 million and $174.7 million at March 31, 2020 and December 31, 2019, respectively.
Loans to Related Parties
In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as companies in which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $99.6 million and $98.1 million as of March 31, 2020 and December 31, 2019, respectively.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	March 31, 2020	December 31, 2019
Balance, beginning of period	$98,093	$93,021
New loans	7,421	20,903
Repayments and changes in relationship	(5,895)	(15,831)
Balance, end of period	$99,619	$98,093
Allowance for Loan Losses
The table below shows a summary of the activity in the allowance for loan losses for the three months ended March 31, 2020 and 2019 (dollars in thousands).

	Three months ended March 31,
	2020	2019
Balance, beginning of period	$10,700	$9,454
Provision for loan losses	3,760	265
Loans charged off	(262)	(104)
Recoveries	35	27
Balance, end of period	$14,233	$9,642

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables outline the activity in the allowance for loan losses by collateral type for the three months ended March 31, 2020 and 2019, and show both the allowances and portfolio balances for loans individually and collectively evaluated for impairment as of March 31, 2020 and 2019 (dollars in thousands).

	Three months ended March 31, 2020
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,201	$101	$1,490	$387	$4,424	$2,609	$488	$10,700
Provision	340	62	1,003	(36)	1,439	683	269	3,760
Charge-offs	—	—	(160)	—	—	(7)	(95)	(262)
Recoveries	13	—	4	—	—	2	16	35
Ending balance	$1,554	$163	$2,337	$351	$5,863	$3,287	$678	$14,233
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	13	175	188
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	1,554	163	2,337	351	5,863	3,274	503	14,045
Loans receivable:
Balance of loans individually evaluated for impairment	1,097	—	1,763	—	47	155	512	3,574
Balance of loans acquired with deteriorated credit quality	—	2,264	405	—	1,564	1,042	38	5,313
Balance of loans collectively evaluated for impairment	190,500	27,109	326,562	61,709	774,743	312,653	27,631	1,720,907
Total period-end balance	$191,597	$29,373	$328,730	$61,709	$776,354	$313,850	$28,181	$1,729,794

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31, 2019
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,038	$81	$1,465	$331	$4,182	$1,641	$716	$9,454
Provision	55	20	44	49	44	21	32	265
Charge-offs	—	—	—	—	—	—	(104)	(104)
Recoveries	1	—	2	—	—	11	13	27
Ending balance	$1,094	$101	$1,511	$380	$4,226	$1,673	$657	$9,642
Ending allowance balance for loans individually evaluated for impairment	66	—	—	—	—	—	200	266
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	1,028	101	1,511	380	4,226	1,673	457	9,376
Loans receivable:
Balance of loans individually evaluated for impairment	395	—	1,247	109	1,368	15	748	3,882
Balance of loans acquired with deteriorated credit quality	11	2,264	475	—	1,565	1,263	43	5,621
Balance of loans collectively evaluated for impairment	171,077	22,193	297,339	57,378	643,812	254,198	39,419	1,485,416
Total period-end balance	$171,483	$24,457	$299,061	$57,487	$646,745	$255,476	$40,210	$1,494,919
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$1,097	$1,166	$—
1-4 Family	1,763	1,855	—
Commercial real estate	47	50	—
Total mortgage loans on real estate	2,907	3,071	—
Commercial and industrial	142	146	—
Consumer	188	208	—
Total	3,237	3,425	—

With related allowance recorded:
Commercial and industrial	13	13	13
Consumer	324	369	175
Total	337	382	188

Total loans:
Construction and development	1,097	1,166	—
1-4 Family	1,763	1,855	—
Commercial real estate	47	50	—
Total mortgage loans on real estate	2,907	3,071	—
Commercial and industrial	155	159	13
Consumer	512	577	175
Total	$3,574	$3,807	$188

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$247	$269	$—
1-4 Family	1,662	1,745	—
Commercial real estate	47	50	—
Total mortgage loans on real estate	1,956	2,064	—
Commercial and industrial	93	96
Consumer	188	205	—
Total	2,237	2,365	—

With related allowance recorded:
Consumer	310	347	141
Total	310	347	141

Total loans:
Construction and development	247	269	—
1-4 Family	1,662	1,745	—
Commercial real estate	47	50	—
Total mortgage loans on real estate	1,956	2,064	—
Commercial and industrial	93	96	—
Consumer	498	552	141
Total	$2,547	$2,712	$141

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

	Three months ended March 31,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$528	$2	$264	$5
1-4 Family	1,754	2	1,232	10
Multifamily	—	—	108	—
Commercial real estate	47	—	961	2
Total mortgage loans on real estate	2,329	4	2,565	17
Commercial and industrial	109	1	20	—
Consumer	185	1	245	—
Total	2,623	6	2,830	17

With related allowance recorded:
Construction and development	—	—	134	—
Total mortgage loans on real estate	—	—	134	—
Commercial and industrial	13	—	—	—
Consumer	312	1	582	—
Total	325	1	716	—

Total loans:
Construction and development	528	2	398	5
1-4 Family	1,754	2	1,232	10
Multifamily	—	—	108	—
Commercial real estate	47	—	961	2
Total mortgage loans on real estate	2,329	4	2,699	17
Commercial and industrial	122	1	20	—
Consumer	497	2	827	—
Total	$2,948	$7	$3,546	$17
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loans classified as TDRs, consisting of 19 credits, totaled $1.5 million at March 31, 2020, compared to 18 credits totaling $1.5 million at December 31, 2019. At March 31, 2020, 11 of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, seven of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to forgiveness of interest due on the loan. As of March 31, 2020, seven of the TDRs, consisting of two construction and development loans totaling $0.4 million and five 1-4 family loans totaling $0.3 million were in default of their modified terms and are included in nonaccrual loans. At December 31, 2019, two of the TDRs were in default of their modified terms and are included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.
At March 31, 2020 and December 31, 2019, there were no available balances on loans classified as TDRs that the Company was committed to lend.
There were no loans modified under TDRs during the previous twelve month period that subsequently defaulted during the three months ended March 31, 2020, however five TDRs that were modified prior to March 31, 2019 defaulted on their modified terms during the three months ended March 31, 2020.
NOTE 6. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)
Activity within the balances in accumulated other comprehensive income (loss) is shown in the tables below (dollars in thousands).

	Three months ended March 31,
	2020			2019
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain (loss), available for sale, net	$3,476	$562	$4,038	$(1,647)	$2,212	$565
Reclassification of realized gain, net	(2,131)	(136)	(2,267)	(1,925)	(2)	(1,927)
Unrealized loss, transfer from available for sale to held to maturity, net	4	—	4	5	—	5
Change in fair value of interest rate swap designated as a cash flow hedge, net	542	(2,511)	(1,969)	491	(167)	324
Accumulated other comprehensive income (loss)	$1,891	$(2,085)	$(194)	$(3,076)	$2,043	$(1,033)

NOTE 7. STOCK-BASED COMPENSATION
Equity Incentive Plan. The Company’s 2017 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity grants and awards, such as restricted stock, restricted stock units, stock options and stock appreciation rights, to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. The Plan has reserved 600,000 shares of common stock for grant, award or issuance to eligible participants, including shares underlying granted options. As of March 31, 2020, 243,937 shares were available for future grants under the Plan. Shares covered by awards that expire or terminate will again be available for the grant of awards under the Plan.
Stock Options
The Company uses a Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes option pricing model incorporates various highly subjective assumptions, including expected term and expected volatility. The assumptions presented below were used for the options granted during the three months ended March 31, 2020.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Expected dividends	1.12%
Expected volatility	26.39%
Risk-free interest rate	0.99%
Expected term (in years)	6.5
Weighted-average grant date fair value	$5.17

Stock option expense in the accompanying consolidated statements of income for the three months ended March 31, 2020 and 2019 was $73,000 and $68,000, respectively. At March 31, 2020, there was $0.8 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 3.71 years.
The table below summarizes stock option activity for the periods presented.

	Three months ended March 31,
	2020		2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	357,214	$16.96	340,646	$15.98
Granted	58,993	21.36	36,984	24.40
Forfeited	(2,920)	14.00	—	—
Exercised	(3,334)	14.00	—	—
Outstanding at end of period	409,953	$17.64	377,630	$16.81
Exercisable at end of period	236,566	$15.86	185,161	$15.23

At March 31, 2020, the shares underlying both outstanding stock options and exercisable stock options had no aggregate intrinsic value.
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
Stock compensation expense related to time vested restricted stock and restricted stock units in the accompanying consolidated statements of income was $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, there was $4.5 million of unrecognized compensation cost related to time vested restricted stock and restricted stock units that is expected to be recognized over a weighted average period of 3.78 years.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The restricted stock and restricted stock unit activity is shown below for the periods presented.

	Three months ended March 31,
	2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of period	168,216	$22.43	135,848	$20.47
Granted	99,393	21.70	76,374	24.46
Forfeited	(7,646)	21.82	(180)	22.30
Earned and issued	(48,088)	21.82	(34,871)	20.34
Balance at end of period	211,875	$22.23	177,171	$22.21

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS
As part of its liability management, the Company utilizes pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 10.4 years. As of March 31, 2020, the Company had interest rate swap agreements with a total notional amount of $70.0 million and forward starting interest rate swap agreements with a total notional amount of $35.0 million, all of which were designated as cash flow hedges. The interest rate swaps were determined to be fully effective during the periods presented, and therefore no amount of ineffectiveness has been included in net income. The derivative contracts are between the Company and a single counterparty. To mitigate credit risk, securities are pledged to the Company by the counterparty in an amount greater than or equal to the gain position of the derivative contracts.
For the three months ended March 31, 2020, a loss of $2.5 million has been recognized in “Other comprehensive (loss) income” in the accompanying consolidated statements of comprehensive income for the change in fair value of the interest rate swaps compared to a loss of $0.2 million recognized for the three months ended March 31, 2019. The swap contracts had a negative fair value of $2.5 million at March 31, 2020 and have been recorded in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheet. The accumulated loss of $2.0 million included in “Accumulated other comprehensive (loss) income” in the accompanying consolidated balance sheet would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contracts.
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”). The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the quarter ended March 31, 2020.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. FAIR VALUES OF FINANCIAL INSTRUMENTS
In accordance with FASB ASC Topic 820, disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, is required. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Fair value is best determined based upon quoted market prices, or exit prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows, and the fair value estimates may not be realized in an immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data, management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted. At March 31, 2020, all of our level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.
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

	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Assets:
Obligations of U.S. government agencies and corporations	$44,009	$—	$44,009	$—
Obligations of state and political subdivisions	31,983	—	15,110	16,873
Corporate bonds	23,094	—	23,094	—
Residential mortgage-backed securities	103,682	—	103,682	—
Commercial mortgage-backed securities	73,513	—	73,513	—
Equity securities	1,270	1,270	—	—
Total assets	$277,551	$1,270	$259,408	$16,873
Liabilities:
Derivative financial instruments	$2,500	$—	$2,500	$—

December 31, 2019
Assets:
Obligations of U.S. government agencies and corporations	$33,651	$—	$33,651	$—
Obligations of state and political subdivisions	33,449	—	14,074	19,375
Corporate bonds	19,163	—	19,163	—
Residential mortgage-backed securities	101,946	—	101,946	—
Commercial mortgage-backed securities	71,596	—	71,596	—
Equity securities	2,097	2,097	—	—
Derivative financial instruments	687	—	687	—
Total assets	$262,589	$2,097	$241,117	$19,375
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the three months ended March 31, 2020 and March 31, 2019 (dollars in thousands).

Obligations of State and Political Subdivisions
Balance at December 31, 2019	$19,375
Realized gains (losses) included in earnings	—
Unrealized losses included in other comprehensive (loss) income	(2,502)
Purchases	—
Sales	—
Maturities, prepayments, and calls	—
Transfers into level 3	—
Transfers out of level 3	—
Balance at March 31, 2020	$16,873

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2018	$18,808	$1,335	$20,143
Realized gains (losses) included in earnings	—	—	—
Unrealized gains (losses) included in other comprehensive (loss) income	116	(8)	108
Purchases	—	—	—
Sales	—	—	—
Maturities, prepayments, and calls	(23)	—	(23)
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at March 31, 2019	$18,901	$1,327	$20,228
There were no liabilities measured at fair value on a recurring basis using level 3 inputs at March 31, 2020 and December 31, 2019. For the three months ended March 31, 2020 and 2019, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.
The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at March 31, 2020 or December 31, 2019 (dollars in thousands):

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts
March 31, 2020
Obligations of State and Political Subdivisions	$16,873	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond Appraisal Adjustment(1)	1% - 18%
(1) Fair values determined through valuation analysis using coupon, yield (discount margin), liquidity and expected repayment dates.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at March 31, 2020 or December 31, 2019 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
March 31, 2020
Impaired loans	$101	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	36%

December 31, 2019
Impaired loans	$55	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	31%

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	March 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$38,495	$38,495	$38,495	$—	$—
Federal funds sold	47	47	47	—	—
Investment securities	290,534	290,462	—	264,481	25,981
Equity securities	17,653	17,653	1,270	16,383	—
Loans, net of allowance	1,715,561	1,729,202	—	—	1,729,202

Financial liabilities:
Deposits, noninterest-bearing	$339,379	$339,379	$—	$339,379	$—
Deposits, interest-bearing	1,389,447	1,437,552	—	—	1,437,552
FHLB short-term advances and repurchase agreements	92,954	92,954	—	92,954	—
FHLB long-term advances	78,500	79,758	—	—	79,758
Junior subordinated debt	5,910	4,593	—	—	4,593
Subordinated debt	43,600	41,510	—	41,510	—
Derivative financial instruments	2,500	2,500	—	2,500	—

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$44,308	$44,308	$44,308	$—	$—
Federal funds sold	387	387	387	—	—
Investment securities	274,214	274,285	—	245,410	28,875
Equity securities	19,315	19,316	2,097	17,219	—
Loans, net of allowance	1,681,275	1,680,364	—	—	1,680,364
Derivative financial instruments	687	687	—	687	—

Financial liabilities:
Deposits, noninterest-bearing	$351,905	$351,905	$—	$351,905	$—
Deposits, interest-bearing	1,355,801	1,368,194	—	—	1,368,194
FHLB short-term advances and repurchase agreements	56,095	56,095	—	56,095	—
FHLB long-term advances	78,500	76,635	—	—	76,635
Junior subordinated debt	5,897	7,747	—	—	7,747
Subordinated debt	43,600	56,399	—	56,399	—

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. INCOME TAXES
The expense for income taxes and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended March 31,
	2020	2019
Income tax expense	$149	$952
Effective tax rate	19.7%	19.6%
For both the three month periods ended March 31, 2020 and 2019, the effective tax rate differs from the statutory tax rate of 21% due to tax exempt interest income earned on certain investment securities.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments
The Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $144,000 and $95,000 at March 31, 2020 and December 31, 2019, respectively.
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
The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	March 31, 2020	December 31, 2019
Commitments to extend credit
Loan commitments	$276,101	$242,180
Standby letters of credit	11,758	11,475
Additionally, at March 31, 2020, the Company had unfunded commitments of $38,000 for its investment in Small Business Investment Company qualified funds.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. LEASES
The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company assumed lease agreements as part of its expansion into Texas. Two of the three branches acquired from Mainland in 2019 and the two branches acquired from PlainsCapital in 2020 are leased properties. In addition, the Company has lease agreements for a de novo branch in the Lafayette, Louisiana market, which opened in 2019, and a future branch location expected to open in 2020. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.
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
Quantitative information regarding the Company’s operating leases is presented below as of and for the three months ended March 31, 2020 (dollars in thousands).

Total operating lease cost	$133.0
Weighted-average remaining lease term (in years)	9.2
Weighted-average discount rate	2.8%
As of March 31, 2020, the Company’s lease ROU assets and related lease liabilities were $4.2 million and $4.3 million, respectively, and have remaining terms ranging from 4 to 12 years, including extension options if the Company is reasonably certain they will be exercised.
Future minimum lease payments due under non-cancelable operating leases at March 31, 2020 are presented below (dollars in thousands).

2020	$433
2021	593
2022	598
2023	595
2024	515
Thereafter	2,168
Total	$4,902
At March 31, 2020, the Company had not entered into any material leases that have not yet commenced.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

When included in this Quarterly Report on Form 10-Q, or in other documents that Investar Holding Corporation (the “Company,” “we,” “our,” or “us”) files with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and similar expressions or the negative version of those words are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. The Company’s forward-looking statements are based on assumptions and estimates that management believes to be reasonable in light of the information available at the time such statements are made. However, many of the matters addressed by these statements are inherently uncertain and could be affected by many factors beyond management’s control. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•
the significant risks and uncertainties for our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements in the United States caused by the COVID-19 pandemic, which will depend on several factors, including the scope and duration of the pandemic, its influence on the economy and financial markets, the effectiveness of our work from home arrangements, the impact of market participants on which we rely, and actions taken by governmental authorities and other third parties in response to the pandemic;

•
business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate; including evolving risks to economic activity and our customers posed by the COVID-19 pandemic;

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

•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;

•	our dependence on our management team, and our ability to attract and retain qualified personnel;

•	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers;

•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;

•	the concentration of our business within our geographic areas of operation in Louisiana, Texas and Alabama;

•	concentration of credit exposure;

•	any deterioration in asset quality and higher loan charge-offs, and the time and effort necessary to resolve problem assets;

•	a reduction in liquidity, including as a result of a reduction in the amount of deposits we hold or other sources of liquidity;

•	impairment of our goodwill and other intangible assets;

•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;

•	difficulties in identifying attractive acquisition opportunities and strategic partners that will complement our relationship banking approach;

•
whether we complete any pending acquisitions, including the pending acquisition of Cheaha Financial Group, Inc., and efficiently integrate completed acquisitions into our operations, meet the regulatory requirements related to such acquisitions, retain the customers of acquired businesses and grow the acquired operations;

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
These factors should not be construed as exhaustive. Additional information on these and other risk factors can be found in Item 1A. “Risk Factors” and Item 7. “Special Note Regarding Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC and in Part II Item 1A. “Risk Factors” of this report.
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
Recent Developments Related to COVID-19
Overview. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. The global COVID-19 pandemic and the public health response to minimize its impact have had severe adverse and disruptive effects on economic, financial market and oil market conditions beginning in the latter part of the first quarter of 2020, which were not anticipated at the beginning of the quarter. Government-mandated closures of businesses and stay-at-home orders have caused steep increases in unemployment and decreases in consumer and business spending. Statewide stay-at-home orders were in effect beginning March 22, 2020 in Louisiana and beginning in early April in Texas and Alabama. Jurisdictions within each state may have promulgated more restrictive orders.
Legislative and Regulatory Developments. In a measure aimed at lessening the economic impact of COVID-19, the Federal Reserve reduced the federal funds rate to 0 to 0.25% on March 15, 2020. This action by the Federal Reserve followed a prior reduction of the targeted federal funds rates to a range of 1.0% to 1.25% on March 3, 2020. The U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020, the largest economic stimulus package in the nation’s history, which includes the Paycheck Protection Program, described below, in an effort to lessen the impact of COVID-19 on consumers and businesses. As funds available under the Paycheck Protection Program were quickly depleted, on April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was signed into law, which, among other things, increased amounts available under the Program.

Paycheck Protection Program. The Bank has participated as a lender in the Small Business Administration’s (“SBA”) and U.S. Department of Treasury’s Paycheck Protection Program (“PPP”) as established by the CARES Act and enhanced by the Paycheck Protection Program and Health Care Enhancement Act. The PPP was established to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1%, payments of interest and principal are deferred for the first six months, and the loan matures two years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during the eight-week period following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount. In April 2020, we began originating loans to qualified small businesses under the PPP. Through May 4, 2020, we have funded approximately $75 million of SBA-approved PPP loans to over 300 customers.
Guidance on Treatment of Pandemic-related Loan Modifications Pursuant to the CARES Act and Interagency Statement. Section 4013 of the CARES Act, enacted on March 27, 2020, provides that, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates (the “applicable period”), we may elect to suspend GAAP for loan modifications related to the pandemic that would otherwise be categorized as troubled debt restructurings (“TDR”) and suspend any determination of a loan modified as a result of the effects of the pandemic as being a TDR, including impairment for accounting purposes. The suspension is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The suspension is not applicable to any adverse impact on the credit of a borrower that is not related to the pandemic.
In addition, our banking regulators and other financial regulators, on March 22, 2020 and revised April 7, 2020, issued a joint interagency statement titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of the COVID-19 pandemic. Pursuant to the interagency statement, loan modifications that do not meet the conditions of Section 4013 of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. Specifically, the agencies confirmed with the staff of the Financial Accounting Standards Board that short-term modifications made in good faith in response to the pandemic to borrowers who were current prior to any relief are not TDRs under GAAP. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Appropriate allowances for loan and lease losses are expected to be maintained. With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to the pandemic as past due because of the deferral. The interagency statement also states that during short-term pandemic-related loan modifications, these loans generally should not be reported as nonaccrual.
Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term modifications of 90 days or less, in the form of deferrals of payment of principal and interest, principal only, or interest only, and fee waivers. See further discussion in the Loans section of the Discussion and Analysis of Financial Condition below.
Impact on our Operations. As discussed above, within the states in which we operate, many jurisdictions have declared health emergencies and have executed stay-at-home orders and closed non-essential businesses which have impacted our operations as well as the operations of our customers. Financial services have been identified as a Critical Infrastructure Sector by the Department of Homeland Security, and therefore, our business remains open. To address the issues arising as a result of COVID-19, and in order to facilitate the continued delivery of essential services while maintaining a high level of safety for our customers and employees, we have temporarily closed all of our branch lobbies and corporate headquarters to non-employees, except for certain limited cases by appointment only. We continue to service our consumer and business customers through drive-thrus, ATMs, internet banking, mobile app and telephone. We have expanded our remote-access capabilities so that our workforce has the capability to work from home and have instituted mandatory social distancing policies for those employees not working remotely.
Impact on our Financial Results for the First Quarter of 2020. As discussed in further detail below, during the first quarter of 2020, we experienced decreased earnings compared to prior quarters, primarily related to the deterioration in the economy caused by the pandemic. We recorded a $3.8 million provision for loan losses in the quarter, as well as recording a $0.8 million decrease in the fair value of our equity securities.

Overview
This section presents management’s perspective on the consolidated financial condition and results of operations of the Company and its wholly-owned subsidiary, Investar Bank, National Association (the “Bank”). The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included herein, and the audited consolidated financial statements for the year ended December 31, 2019, including the notes thereto, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K that the Company filed with the SEC on March 13, 2020.
Through our wholly-owned subsidiary, the Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses in our primary areas of operation in south Louisiana including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding metropolitan areas, in southeast Texas, including Houston and its surrounding metropolitan areas, and Alice and Victoria, Texas, and in west Alabama, including York and its surrounding area. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter and its name changed to Investar Bank, National Association. We currently operate 23 full service branches in Louisiana, five full service branches in Texas, and two full service branches in Alabama.
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
Our strategy includes organic growth through high quality loans and new branches, and growth through acquisitions. We have completed six whole-bank acquisitions since 2011 and regularly review acquisition opportunities. On February 21, 2020, we completed the acquisition of certain assets, deposits and other liabilities relating to two existing branch locations of Dallas-based PlainsCapital Bank. The branches are located in the Texas cities of Victoria and Alice. We acquired $37.0 million in deposits and $45.3 million in loans and substantially all of the fixed assets at the branch locations and assumed the leases for the branch facilities.

Pending Acquisition

On December 20, 2019, we announced that the Company has entered into a definitive agreement (the “Agreement”) to acquire Cheaha Financial Group, Inc. (“Cheaha”), headquartered in Oxford, Alabama, and its wholly-owned subsidiary, Cheaha Bank. According to the terms of the Agreement, we agreed to pay $80.00 in cash consideration for each share of Cheaha common stock, for an aggregate value of approximately $41.1 million. At March 31, 2020, Cheaha Bank had approximately $210.9 million in assets, including $120.3 million in net loans, and $183.6 million in deposits. Cheaha Bank offers a full range of banking products and services to individuals and small businesses from four branch locations in Calhoun County, Alabama. The Agreement has been unanimously approved by both the Boards of Directors of Cheaha and Investar. The transaction has also been approved by Cheaha’s shareholders. However, due to the recent developments related to the COVID-19 pandemic, the timing of the closing of the transaction, which was originally scheduled to occur in the second quarter of 2020, has been delayed and is unknown at this time. The acquisition is subject to customary conditions, including regulatory approvals which are still pending as of the date of this report.
Certain Events That Affect Year-over-Year Comparability
Acquisitions. On March 1, 2019, the Company completed the acquisition of Mainland Bank (“Mainland”), a Texas state bank located in Texas City, Texas. The Company acquired 100% of Mainland’s outstanding common shares for approximately $18.6 million in the form of 763,849 shares of the Company’s common stock. The acquisition of Mainland expanded the Company’s branch footprint into Texas and increased the core deposit base. On the date of acquisition, Mainland had total assets with a fair value of approximately $127.6 million, including $81.3 million in loans, and $107.6 million in deposits, and served the residents of Harris and Galveston counties through its three branch locations. The Company recorded a core deposit intangible and goodwill of $2.4 million and $5.2 million, respectively, related to the acquisition of Mainland.

On November 1, 2019, the Company completed the acquisition of Bank of York, an Alabama state bank located in York, Alabama. All of the issued and outstanding shares of Bank of York common stock were converted into aggregate cash merger consideration of $15.0 million. On the date of acquisition, Bank of York had total assets with a fair value of $101.9 million, including $46.1 million in loans, and $85.0 million in deposits, and served the residents of Sumter County through two branch locations and one loan production office in Tuscaloosa County. The Company recorded a core deposit intangible and goodwill of $0.9 million and $4.3 million, respectively, related to the acquisition of Bank of York.
On February 21, 2020, the Bank completed the acquisition and assumption of certain assets, deposits and other liabilities associated with the Alice and Victoria, Texas locations of PlainsCapital Bank, a wholly-owned subsidiary of Hilltop Holdings Inc. The Bank acquired approximately $45.3 million in loans and $37.0 million in deposits. In addition, the Bank acquired substantially all the fixed assets at the branch locations, and assumed the leases for the branch facilities. The Company recorded a core deposit intangible and goodwill of $0.2 million and $0.5 million, respectively, related to the acquisition.

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
Discussion and Analysis of Financial Condition
For the three months ended March 31, 2020, net income was $0.6 million, or $0.05 per basic and diluted common share, compared to net income of $3.9 million, or $0.40 per basic and diluted common share, for the three months ended March 31, 2019. Basic and diluted earnings per share decreased mainly as a result of decreased earnings primarily due the increased provision for loan losses recorded in the three months ended March 31, 2020 in response to the changing economic environment amidst the COVID-19 pandemic. For the three months ended March 31, 2020, our net interest margin was 3.46%, return on average assets was 0.11%, and return on average equity was 1.00%. From December 31, 2019 to March 31, 2020, total loans increased $37.8 million, or 2.2%, and total deposits increased $21.1 million, or 1.2%. At March 31, 2020, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations.
Loans
General. Loans constitute our most significant asset, comprising 79% of our total assets at March 31, 2020 and December 31, 2019. Total loans increased $37.8 million, or 2.2%, to $1.73 billion at March 31, 2020 compared to $1.69 billion at December 31, 2019. Excluding the loans acquired from PlainsCapital Bank, or $44.5 million, total loans at March 31, 2020 decreased $6.7 million, or 0.4%, compared to December 31, 2019.
The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands).

	March 31, 2020		December 31, 2019
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Construction and development	$191,597	11.1%	$197,797	11.7%
1-4 Family	328,730	19.0	321,489	19.0
Multifamily	61,709	3.6	60,617	3.6
Farmland	29,373	1.7	27,780	1.6
Commercial real estate
Owner-occupied	370,209	21.4	352,324	20.8
Nonowner-occupied	406,145	23.5	378,736	22.4
Total mortgage loans on real estate	1,387,763	80.3	1,338,743	79.1
Commercial and industrial	313,850	18.1	323,786	19.2
Consumer	28,181	1.6	29,446	1.7
Total loans	$1,729,794	100.0%	$1,691,975	100.0%

At March 31, 2020, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $684.1 million, an increase of $7.9 million, or 1.2%, compared to $676.1 million at December 31, 2019. The owner-occupied commercial real estate and commercial and industrial loans acquired from PlainsCapital totaled $15.2 million at March 31, 2020. As the pandemic unfolded during the first quarter, we took proactive, strategic steps to reduce certain exposure in construction and development and commercial and industrial loans, particularly to borrowers in the oil and gas industry, which is reflected in the table above.
Consumer loans totaled $28.2 million at March 31, 2020, a decrease of $1.3 million, or 4.3%, compared to $29.4 million at December 31, 2019. The decrease in consumer loans is attributable to the scheduled paydowns of the consumer loans, most of which relate to our former indirect auto loan business.
The following table sets forth loans outstanding at March 31, 2020, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$147,686	$26,122	$12,322	$5,382	$85	$191,597
1-4 Family	50,636	94,113	47,652	22,761	113,568	328,730
Multifamily	5,005	36,754	19,586	184	180	61,709
Farmland	7,472	12,859	8,024	272	746	29,373
Commercial real estate
Owner-occupied	33,460	167,184	100,405	50,843	18,317	370,209
Nonowner-occupied	56,785	171,325	137,768	40,198	69	406,145
Total mortgage loans on real estate	301,044	508,357	325,757	119,640	132,965	1,387,763
Commercial and industrial	171,461	100,693	26,689	6,841	8,166	313,850
Consumer	6,736	19,251	1,977	213	4	28,181
Total loans	$479,241	$628,301	$354,423	$126,694	$141,135	$1,729,794
Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2020 and December 31, 2019, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.
Our loan portfolio includes loans to businesses in certain industries that may be more significantly affected by the pandemic than others. These loans, including loans related to oil and gas, food services, hospitality, and entertainment, represented approximately 6% of our total loan portfolio at March 31, 2020, as shown below:

Industry	Percentage of Loan Portfolio
Oil and gas	3.2%
Food services	1.8
Hospitality	0.4
Entertainment	0.6
Total	6.0%
Loan Deferral Program. The Company is offering short-term modifications to borrowers impacted by the pandemic who are current and otherwise not past due. These currently include short-term modifications of 90 days or less, in the form of deferrals of payment of principal and interest, principal only, or interest only, and fee waivers. As of March 31, 2020, the Company had placed approximately $55 million, or 3% of the total loan portfolio, on a 90-day deferral plan. As of May 4, 2020, the Company had placed approximately $531 million on the loan deferral program, or 30% of the total loan portfolio, of which 87% are secured by real estate with loan-to-value ratios averaging 67%. Of the loans participating in the deferral program, 69% have deferrals of principal and interest, 18% have deferrals of principal only, and 13% have deferrals of interest only.

Investment Securities
We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 13.2% of our total assets and totaled $290.5 million at March 31, 2020, an increase of $16.3 million, or 6.0%, from $274.2 million at December 31, 2019. The increase in investment securities at March 31, 2020 compared to December 31, 2019 primarily resulted from purchases of obligations of U.S. government agencies and corporations and corporate bonds.
The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	March 31, 2020		December 31, 2019
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of U.S. government agencies and corporations	$44,009	15.2%	$33,651	12.3%
Obligations of state and political subdivisions	41,354	14.2	42,936	15.7
Corporate bonds	23,094	7.9	19,163	6.9
Residential mortgage-backed securities	108,564	37.4	106,868	39.0
Commercial mortgage-backed securities	73,513	25.3	71,596	26.1
Total	$290,534	100.0%	$274,214	100.0%
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
The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at March 31, 2020 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$790	5.88%	$3,575	5.88%	$5,006	3.59%	$—	—%
Residential mortgage-backed securities	—	—	—	—	—	—	4,882	2.79
Available for sale:
Obligations of U.S. government agencies and corporations	142	3.13	891	2.66	39,291	3.12	3,642	3.20
Obligations of state and political subdivisions	24	2.66	1,707	3.05	12,422	2.81	18,564	3.78
Corporate bonds	162	6.65	8,806	3.75	15,101	3.68	—	—
Residential mortgage-backed securities	132	3.06	—	—	630	2.47	100,090	2.30
Commercial mortgage-backed securities	—	—	1,430	2.94	10,654	2.42	60,353	2.90
	$1,250		$16,409		$83,104		$187,531
The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.

Goodwill
As of March 31, 2020, we evaluated recent potential triggering events that may be indicators that our goodwill was impaired. The events include economic disruption and uncertainty surrounding the COVID-19 pandemic and the associated volatility in the financial markets which caused a significant decline in our market capitalization. As a result of the significant decline in our market capitalization, we identified a triggering event and performed an interim goodwill impairment test as of March 31, 2020. Factors considered in our impairment evaluation include the uncertainty related to the pandemic’s impact on our business and our customers’ businesses, the Company’s revised financial forecast in light of current market conditions, and changes in discount rates as a result of uncertainty in the market. Based on our evaluation, we concluded that our goodwill was not impaired as of March 31, 2020, at which time the Company had goodwill of $27.4 million.
A prolonged pandemic, or any other event that harms the global or U.S. economies, could adversely affect our operations and negatively impact our financial condition and results of operations, which may require further evaluation in subsequent reporting periods, prior to our annual impairment test performed in the fourth quarter, and could result in an impairment charge.
Deposits
The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at March 31, 2020 and December 31, 2019 (dollars in thousands).

	March 31, 2020		December 31, 2019
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$339,379	19.6%	$351,905	20.6%
Interest-bearing demand deposits	378,787	21.9	335,478	19.6
Money market deposit accounts	197,703	11.5	198,999	11.7
Savings accounts	118,193	6.8	115,324	6.8
Time deposits	694,764	40.2	706,000	41.3
Total deposits	$1,728,826	100.0%	$1,707,706	100.0%
Total deposits were $1.7 billion at March 31, 2020, an increase of $21.1 million, or 1.2%, compared to December 31, 2019. We acquired approximately $37.0 million in deposits from PlainsCapital Bank in the first quarter of 2020. Excluding deposits acquired from PlainsCapital Bank, deposits decreased $15.9 million, or 0.9%, compared to December 31, 2019.
As the state of the economy and financial markets deteriorated during the first quarter of 2020 in response to the global pandemic, customers desired increased security of funds and transferred holdings into fully-insured checking accounts, or our Assured Checking product, shown in interest-bearing demand deposits in the table above. A portion of the increase in interest-bearing demand deposits resulted from existing customers moving funds out of noninterest-bearing demand deposit accounts. Management also made a strategic decision to either reprice or run-off higher yielding time deposits during the first quarter.
The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at March 31, 2020 and December 31, 2019 (dollars in thousands).

	March 31, 2020		December 31, 2019
	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Time remaining until maturity:
Three months or less	$86,884	$1,396	$89,995	$2,162
Over three months through six months	133,548	1,029	74,759	1,421
Over six months through twelve months	148,361	2,321	198,801	1,852
Over one year through three years	78,913	5,265	90,541	4,954
Over three years	12,376	1,594	13,935	1,629
	$460,082	$11,605	$468,031	$12,018

Borrowings
Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bank (“FNBB”) and The Independent Bankers Bank (“TIB”) totaling $60.0 million, junior subordinated debentures assumed through acquisitions, and subordinated debt issued in 2017 and 2019.
Securities sold under agreements to repurchase increased $0.7 million to $3.7 million at March 31, 2020 from $3.0 million at December 31, 2019. Our advances from the FHLB were $167.7 million at March 31, 2020, an increase of $36.1 million, or 27.4%, from FHLB advances of $131.6 million at December 31, 2019. We had no outstanding balances drawn on unsecured lines of credit at March 31, 2020 or December 31, 2019. The carrying value of the subordinated debt was $42.8 million at March 31, 2020 and December 31, 2019. The $5.9 million in junior subordinated debt at both March 31, 2020 and December 31, 2019 represents the junior subordinated debentures that we assumed through acquisition.
The average balances and cost of funds of short-term borrowings for the three months ended March 31, 2020 and 2019 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Federal funds purchased and other short-term borrowings	$54,482	$132,289	1.36%	2.21%
Securities sold under agreements to repurchase	3,081	3,605	0.76	2.33
Total short-term borrowings	$57,563	$135,894	1.33%	2.19%
The main source of our short-term borrowings are advances from the FHLB. The rate charged for these advances is directly tied to the Federal Reserve Bank’s federal funds rate. Since December 31, 2015, the Federal Funds target rate increased a total of 175 basis points and remained at 2.25% to 2.50%, as of December 19, 2018, until it was lowered to 2.00 to 2.25% on July 31, 2019. The Federal Reserve further reduced the rate by 25 basis points on both September 18, 2019 to 1.75 to 2.00% and October 30, 2019 to 1.50 to 1.75%. On March 3, 2020, the Federal Reserve lowered the Federal Funds target rate to 1.00 to 1.25%, which the Federal Reserve stated was in response to the evolving risks to economic activity posed by the coronavirus. As the coronavirus spread and was declared a pandemic, the Federal Reserve further reduced the federal funds target rate to 0 to 0.25% on March 15, 2020.
For a description of our subordinated notes, see our Annual Report on Form 10-K for the year ended December 31, 2019, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discussion and Analysis of Financial Condition - Borrowings - 2029 Notes and 2027 Notes” and Note 11 to the financial statements included in such report.
Results of Operations
Performance Summary
Three months ended March 31, 2020 vs. three months ended March 31, 2019. For the three months ended March 31, 2020, net income was $0.6 million, or $0.05 per basic and diluted common share, compared to net income of $3.9 million, or $0.40 per basic and diluted common share, for the three months ended March 31, 2019. The primary drivers of the decrease in net income are related to the state of the economy and financial markets at March 31, 2020. As discussed above and as shown on the consolidated statement of income for the quarter ended March 31, 2020, a provision for loan losses of $3.8 million was recorded, primarily attributable to the COVID-19 pandemic, and the fair value of equity securities decreased by $0.8 million due to the condition of the financial markets. Return on average assets decreased to 0.11% for the three months ended March 31, 2020 compared to 0.86% for the three months ended March 31, 2019. Return on average equity was 1.00% for the three months ended March 31, 2020 compared to 8.37% for the three months ended March 31, 2019.
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

Three months ended March 31, 2020 vs. three months ended March 31, 2019. Net interest income increased 14.4% to $17.3 million for the three months ended March 31, 2020 compared to $15.2 million for the same period in 2019. This increase is due primarily to the $263.2 million and $2.4 million increases in average loans and average investment securities, respectively, compared to the same period in 2019, resulting in a $2.9 million increase in interest income, discussed in more detail below. Average interest-bearing deposits increased approximately $188.1 million and average short- and long-term borrowings decreased $42.2 million for the three months ended March 31, 2020 compared to the same period in 2019, resulting in a $0.8 million increase in interest expense, also discussed in more detail below. The increases in both average interest-earning assets and interest-bearing liabilities are results of both organic growth of the Company and the acquisition of Bank of York on November 1, 2019 and the acquisition of two branch locations of PlainsCapital Bank on February 21, 2020.
Interest income was $23.6 million for the three months ended March 31, 2020 compared to $20.7 million for the same period in 2019. Loan interest income made up substantially all of our interest income for the three months ended March 31, 2020 and 2019. An increase in interest income of $3.4 million can be attributed to an increase in the volume of interest-earning assets and a decrease of $0.5 million can be attributed to a decrease in the yield earned on those assets. The overall yield on interest-earning assets was 4.71% and 4.81% for the three months ended March 31, 2020 and 2019, respectively. The loan portfolio yielded 5.11% for the three months ended March 31, 2020 compared to 5.23% for the three months ended March 31, 2019, while the yield on the investment portfolio was 2.45% for the three months ended March 31, 2020 compared to 2.84% for the three months ended March 31, 2019.
Interest expense was $6.3 million for the three months ended March 31, 2020, an increase of $0.8 million compared to interest expense of $5.5 million for the three months ended March 31, 2019. An increase in interest expense of $0.6 million resulted from the increase in volume and an increase of $0.2 million resulted from the increase in the cost of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $145.8 million for the three months ended March 31, 2020 compared to the same period in 2019 mainly as a result of a $188.1 million increase in interest-bearing deposits, as average short- and long-term borrowings decreased $42.2 million. Average short-term debt decreased while average long-term debt increased, primarily due to our issuance of subordinated notes in November 2019. The cost of deposits increased six basis points to 1.47% for the three months ended March 31, 2020 compared to 1.41% for the three months ended March 31, 2019 as a result of the increase in the rates offered for our time deposits. The cost of interest-bearing liabilities increased three basis points to 1.62% for the three months ended March 31, 2020 compared to 1.59% for the same period in 2019, due to the increase in the cost of deposits and long-term debt of six and 30 basis points, respectively. The increase in the cost of long-term debt was driven by the $25.0 million in fixed-to-floating rate subordinated notes issued in November 2019, which currently have an interest rate of 5.125%.
Net interest margin was 3.46% for the three months ended March 31, 2020, a decrease of 7 basis points from 3.53% for the three months ended March 31, 2019. The decrease in net interest margin was primarily driven by an increase in the cost of funds required to fund the increase in assets with a lower yield.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended March 31, 2020 and 2019. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended March 31,
	2020			2019
	Average Balance	Interest Income/ Expense (1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,700,006	$21,669	5.11%	$1,436,798	$18,544	5.23%
Securities:
Taxable	249,581	1,510	2.43	243,065	1,729	2.88
Tax-exempt	28,258	185	2.62	32,325	197	2.47
Interest-earning balances with banks	32,366	257	3.18	31,250	216	2.80
Total interest-earning assets	2,010,211	23,621	4.71	1,743,438	20,686	4.81
Cash and due from banks	26,560			20,150
Intangible assets	31,299			22,301
Other assets	107,190			77,867
Allowance for loan losses	(10,744)			(9,565)
Total assets	$2,164,516			$1,854,191
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$556,541	$1,203	0.87%	$504,123	$1,353	1.09%
Savings deposits	117,153	129	0.44	104,503	119	0.46
Time deposits	697,939	3,700	2.13	574,942	2,634	1.86
Total interest-bearing deposits	1,371,633	5,032	1.47	1,183,568	4,106	1.41
Short-term borrowings	57,563	191	1.33	135,894	733	2.19
Long-term debt	130,247	1,063	3.28	94,161	691	2.98
Total interest-bearing liabilities	1,559,443	6,286	1.62	1,413,623	5,530	1.59
Noninterest-bearing deposits	343,884			239,064
Other liabilities	17,575			11,682
Stockholders’ equity	243,614			189,822
Total liabilities and stockholders’ equity	$2,164,516			$1,854,191
Net interest income/net interest margin		$17,335	3.46%		$15,156	3.53%

(1)
Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the three months ended March 31, 2020 compared to the same period in 2019 (dollars in thousands).

	Three months ended March 31, 2020 vs. three months ended March 31, 2019
	Volume	Rate	Net(1)
Interest income:
Loans	$3,397	$(272)	$3,125
Securities:
Taxable	45	(264)	(219)
Tax-exempt	(24)	12	(12)
Interest-earning balances with banks	8	33	41
Total interest-earning assets	3,426	(491)	2,935
Interest expense:
Interest-bearing demand deposits	141	(291)	(150)
Savings deposits	14	(4)	10
Time deposits	563	503	1,066
Short-term borrowings	(422)	(120)	(542)
Long-term debt	265	107	372
Total interest-bearing liabilities	561	195	756
Change in net interest income	$2,865	$(686)	$2,179

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
Noninterest Income
Noninterest income includes, among other things, fees generated from our deposit services, gain on sale of investment securities, fixed assets and other real estate owned, servicing fees and fee income on serviced loans, interchange fees, income from bank owned life insurance, and changes in the fair value of equity securities. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.
Three months ended March 31, 2020 vs. three months ended March 31, 2019. Total noninterest income decreased $0.2 million, or 15.0%, to $1.1 million for the three months ended March 31, 2020 compared to $1.3 million for the three months ended March 31, 2019. The decrease in noninterest income is mainly attributable to the $0.8 million decrease in fair value of equity securities during the first quarter of 2020 compared to a $0.2 million increase in the prior-year period. The decrease was partially offset by increases in gain on sale of investment securities and other operating income. Other operating income includes, among other things, credit card and ATM fees, derivative fee income, and income in an equity method investment. There was also an increase in service charges on deposit accounts driven by the Bank’s growth since the quarter ended March 31, 2019.
The change in the fair value of equity securities during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is attributable to closing prices and mix of equity securities held by the Company at March 31, 2020 and fluctuates with market activity. Due to the condition of the financial markets at the end of the first quarter in response to the COVID-19 pandemic, the Company recorded a $0.8 million loss on its equity securities.
Noninterest Expense
Three months ended March 31, 2020 vs. three months ended March 31, 2019. Total noninterest expense was $13.9 million for the three months ended March 31, 2020, an increase of $2.6 million, or 23.0%, compared to the same period in 2019. The increase is primarily attributable to increases in salaries and employee benefits and other operating expense. The $1.5 million increase in salaries and employee benefits compared to the three months ended March 31, 2019 is mainly attributable to the increased number of employees as a result of our growth, both organically and through acquisition. With the acquisitions of Bank of York and the PlainsCapital Bank branches, which together added four branch locations and related staff, as well as the opening of two de novo branches in the fourth quarter of 2019, the Company had 335 full-time equivalent employees at March 31, 2020, compared to 280 at March 31, 2019. The $0.6 million increase in other operating expenses compared to the three months ended March 31, 2019 is also attributable to the Bank’s acquisition activity and de novo branches discussed above.

Income Tax Expense
Income tax expense for the three months ended March 31, 2020 was $0.1 million, a decrease of $0.9 million compared to $1.0 million for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 and 2019 was 19.7% and 19.6%, respectively. Management expects the Company’s effective tax rate to approximate 20% in 2020.
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

At March 31, 2020 and December 31, 2019, there were no loans classified as loss. At March 31, 2020, there were $0.8 million of loans classified as doubtful compared to $0.1 million at December 31, 2019. At March 31, 2020 and December 31, 2019, there were $18.7 million and $8.7 million, respectively, of loans classified as substandard, and $8.3 million and $4.4 million, respectively, of loans classified as special mention.
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
Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by type. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $14.2 million at March 31, 2020, an increase from $10.7 million at December 31, 2019. The primary reason for the increase in the allowance for loan losses is the change in economic conditions in response to the COVID-19 pandemic.
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
Impaired loans at March 31, 2020, which include TDRs and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses, were $3.6 million compared to $2.5 million at December 31, 2019. At March 31, 2020 and December 31, 2019, $0.2 million and $0.1 million, respectively, of the allowance for loan losses were specifically allocated to impaired loans.
The provision for loan losses is a charge to expense in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the three months ended March 31, 2020 and 2019, the provision for loan losses was $3.8 million and $0.3 million, respectively. Additional provision for loan losses was recorded in the first quarter of 2020 primarily as a result of the deterioration of market conditions which have been adversely affected by the COVID-19 pandemic. Although we have not yet experienced loan losses directly related to the pandemic, the Company continues to assess the impact the pandemic may have on its loan portfolio to determine the need for additional reserves.
Acquired loans that are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. Because ASC 310-30 does not permit carry over or recognition of an allowance for loan losses, we may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses if future cash flows deteriorate below initial projections. There was no additional provision for loan losses recorded for ASC 310-30 loans during the three months ended March 31, 2020.

The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	March 31, 2020	December 31, 2019
Construction and development	$1,554	$1,201
1-4 Family	2,337	1,490
Multifamily	351	387
Farmland	163	101
Commercial real estate	5,863	4,424
Total mortgage loans on real estate	10,268	7,603
Commercial and industrial	3,287	2,609
Consumer	678	488
Total	$14,233	$10,700
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

	Three months ended March 31,
	2020	2019
Allowance at beginning of period	$10,700	$9,454
Provision for loan losses	3,760	265
Charge-offs:
Mortgage loans on real estate:
1-4 Family	(160)	—
Commercial and industrial	(7)	—
Consumer	(95)	(104)
Total charge-offs	(262)	(104)
Recoveries
Mortgage loans on real estate:
Construction and development	13	1
1-4 Family	4	2
Commercial and industrial	2	11
Consumer	16	13
Total recoveries	35	27
Net charge-offs	(227)	(77)
Balance at end of period	$14,233	$9,642
Net charge-offs to:
Loans - average	0.01%	0.01%
Allowance for loan losses	1.59%	0.80%
Allowance for loan losses to:
Total loans	0.82%	0.64%
Nonperforming loans	188.35%	159.93%
The allowance for loan losses to total loans was 0.82% and 0.64% at March 31, 2020 and 2019, respectively. The allowance for loan losses to nonperforming loans increased to 188.35% at March 31, 2020 compared to 159.93% at March 31, 2019. The increase in the allowance for loan losses to total loans and nonperforming loans at March 31, 2020 is primarily due to the large increase in the allowance for loan losses in response to the deterioration of economic conditions related to the COVID-19 pandemic compared to March 31, 2019. Nonperforming loans increased to $7.6 million at March 31, 2020 compared to $6.0 million at March 31, 2019.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs, which include recoveries of amounts previously charged off, for the three months ended March 31, 2020 were $0.2 million, equal to 0.01% of the average loan balance for the period. Net charge-offs for the three months ended March 31, 2019 were $0.1 million, equal to 0.01% of the average loan balance for the period.

Management believes the allowance for loan losses at March 31, 2020 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to the scope and duration of the COVID-19 pandemic and its influence on the economy, other unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.
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
There were 19 loans classified as TDRs at March 31, 2020 that totaled $1.5 million, compared to 18 loans totaling $1.5 million at December 31, 2019. At March 31, 2020, 11 restructured loans were considered TDRs due to a modification of terms through adjustments to maturity, seven restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, and one restructured loan was considered a TDR due to forgiveness of interest due on the loan. As of March 31, 2020, seven of the TDRs, consisting of two construction and development loans totaling $0.4 million and five 1-4 family loans totaling $0.3 million, were in default of their modified terms and are included in nonaccrual loans. At December 31, 2019, two of the TDRs were in default of their modified terms and are included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.

The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans for which information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	As of and for the three months ended	As of and for the year ended
	March 31, 2020	December 31, 2019
Nonaccrual loans	$7,394	$5,490
Accruing loans past due 90 days or more	163	795
Total nonperforming loans	7,557	6,285
TDRs	790	1,020
Total nonperforming loans and restructured loans	$8,347	$7,305
Interest income recognized on nonperforming loans and restructured loans	$21	$144
Interest income foregone on nonperforming loans and restructured loans	$114	$300
Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 0.44% and 0.37% of total loans at March 31, 2020 and December 31, 2019, respectively.
Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value, less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. Other real estate owned with a cost basis of $0.1 million was sold during the three months ended March 31, 2020, resulting in a gain of $26,000 for the period. Other real estate owned with a cost basis of $3.3 million was sold during the three months ended March 31, 2019, resulting in a gain of $5,000. At March 31, 2020, approximately $2.4 million of loans secured by real estate were in the process of foreclosure, $1.2 million of which were consumer mortgage loans secured by residential real estate property.
The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	March 31, 2020	December 31, 2019
1-4 Family	$28	$133
Commercial real estate	48	—
Total other real estate owned	$76	$133
Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Three months ended March 31,
	2020	2019
Balance, beginning of period	$133	$3,611
Transfers from acquired loans	48	—
Acquired other real estate owned	—	1,407
Sales of other real estate owned	(105)	(3,270)
Balance, end of period	$76	$1,748
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
Short term interest rate risk management tactics are decided by the ALCO where risk exposures exist out into the 1 to 2- year horizon. Tactics are formulated and presented to the ALCO for discussion, modification, and/or approval. Such tactics may include asset and liability acquisitions of appropriate maturities in the cash market, loan and deposit product/pricing strategy modification, and derivatives hedging activities to the extent such activity is authorized by the Board of Directors.
Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At March 31, 2020, the Bank was within the policy guidelines for asset/liability management.
The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of March 31, 2020
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+300	(1.9)%
+200	(1.6)%
+100	(0.8)%
-100	0.5%

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
Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At March 31, 2020 and December 31, 2019, 68% of our total assets were funded by core deposits.
Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At March 31, 2020, securities with a carrying value of $111.7 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $89.5 million in pledged securities at December 31, 2019.
Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2020, the balance of our outstanding advances with the FHLB was $167.7 million, an increase from $131.6 million at December 31, 2019. The total amount of the remaining credit available to us from the FHLB at March 31, 2020 was $595.0 million.
Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $3.7 million of repurchase agreements outstanding at March 31, 2020 compared to $3.0 million of repurchase agreements outstanding at December 31, 2019.
We maintain unsecured lines of credit with other commercial banks totaling $60.0 million. The lines of credit mature at various times within the next year. We had no outstanding balances on our unsecured lines of credit at March 31, 2020 and December 31, 2019.
In addition, at both March 31, 2020 and December 31, 2019, we had $43.6 million in aggregate principal amount of subordinated debt outstanding. For additional information, see our Annual Report on Form 10-K for the year ended December 31, 2019, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discussion and Analysis of Financial Condition - Borrowings - 2029 Notes and 2027 Notes” and Note 11 to the financial statements included in such report.
Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. From time to time, we may hold brokered deposits, as defined for federal regulatory purposes, included in our interest-bearing demand deposit balance, as well as QwickRate® deposits, included in our time deposit balance, which we obtain through a qualified network to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At both March 31, 2020 and December 31, 2019, we did not hold any brokered deposits. At March 31, 2020, we held $98.2 million of QwickRate® deposits, a decrease compared to $101.8 million at December 31, 2019.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three month periods ended March 31, 2020 and 2019.

	Percentage of Total		Cost of Funds
	Three months ended March 31,		Three months ended March 31,
	2020	2019	2020	2019
Noninterest-bearing demand deposits	18%	14%	—%	—%
Interest-bearing demand deposits	29	31	0.87	1.09
Savings accounts	6	6	0.44	0.46
Time deposits	37	35	2.13	1.86
Short-term borrowings	3	8	1.33	2.19
Long-term borrowed funds	7	6	3.28	2.98
Total deposits and borrowed funds	100%	100%	1.32%	1.36%
Capital. Our primary sources of capital include retained earnings, capital obtained through acquisitions, and proceeds from the sale of our capital stock and subordinated debt. We may issue additional common stock and debt securities from time to time to fund acquisitions and support our organic growth. During 2019 we issued $25.0 million of subordinated notes and during 2017 we issued $18.6 million of subordinated notes, both structured to qualify as Tier 2 capital for regulatory capital purposes. We issued 1,290,323 shares of common stock for net proceeds of $28.5 million in December 2019 and we issued 763,849 shares of common stock in connection with our acquisition of Mainland in March 2019.
During the three months ended March 31, 2020, the Company paid $0.6 million in dividends, compared to $0.5 million during the three months ended March 31, 2019. The Company declared dividends on its common stock of $0.06 per share during the three months ended March 31, 2020 compared to dividends of $0.0525 per share during the three months ended March 31, 2019. Our board of directors has authorized a share repurchase program and, at March 31, 2020, the Company had 299,698 shares of its common stock remaining authorized for repurchase under the program. During the three months ended March 31, 2020, the Company paid $6.6 million to repurchase its shares, compared to $3.4 million during the three months ended March 31, 2019. During the three months ended March 31, 2020, the Company repurchased 326,636 shares of its common stock, compared to 143,774 shares during the three months ended March 31, 2019.
We are subject to various regulatory capital requirements administered by the Federal Reserve and the OCC which specify capital tiers, including the following classifications.

Capital Tiers(1)	Tier 1 Leverage Ratio	Common Equity Tier 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Ratio of Tangible to Total Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized					2% or less
(1) In order to be well capitalized or adequately capitalized, a bank must satisfy each of the required ratios in the table. In order to be undercapitalized or significantly undercapitalized, a bank would need to fall below just one of the relevant ratio thresholds in the table.
The Company and the Bank each were in compliance with all regulatory capital requirements at March 31, 2020 and December 31, 2019. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
March 31, 2020
Investar Holding Corporation:
Tier 1 leverage capital	$208,781	9.82%	$—	—%
Common equity tier 1 capital	202,281	10.95	—	—
Tier 1 capital	208,781	11.30	—	—
Total capital	265,989	14.39	—	—
Investar Bank:
Tier 1 leverage capital	223,158	10.52	106,111	5.00
Common equity tier 1 capital	223,158	12.09	119,978	6.50
Tier 1 capital	223,158	12.09	147,666	8.00
Total capital	237,535	12.87	184,582	10.00

December 31, 2019
Investar Holding Corporation:
Tier 1 leverage capital	$215,550	10.45%	$—	—%
Common equity tier 1 capital	209,050	11.67	—	—
Tier 1 capital	215,550	12.03	—	—
Total capital	269,171	15.02	—	—
Investar Bank:
Tier 1 leverage capital	222,316	10.77	103,223	5.00
Common equity tier 1 capital	222,316	12.43	116,289	6.50
Tier 1 capital	222,316	12.43	143,124	8.00
Total capital	233,111	13.03	178,906	10.00
Off-Balance Sheet Transactions
Swap contracts. The Bank enters into interest rate swap contracts, some of which are forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 10.4 years. As of March 31, 2020, the Company had interest rate swap contracts with a total notional amount of $70.0 million and forward starting interest rate swap agreements with a total notional amount of $35.0 million.
The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the quarter ended March 31, 2020.

Unfunded commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $144,000 and $95,000 at March 31, 2020 and December 31, 2019, respectively.
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

	March 31, 2020	December 31, 2019
Commitments to extend credit:
Loan commitments	$276,101	$242,180
Standby letters of credit	11,758	11,475
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.
Additionally, at March 31, 2020, the Company had unfunded commitments of $38,000 for its investment in Small Business Investment Company qualified funds.
For the three months ended March 31, 2020 and for the year ended December 31, 2019, except as disclosed herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.
Contractual Obligations
The following table presents, at March 31, 2020, contractual obligations to third parties by payment date (dollars in thousands).

	Payments Due In:
	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$1,034,062	$—	$—	$—	$1,034,062
Time Deposits(1) (2)	546,792	127,948	19,831	—	694,571
Securities sold under agreements to repurchase(1)	3,732	—	—	—	3,732
Federal Home Loan Bank advances(2)	89,222	—	23,500	55,000	167,722
Subordinated debt(2)	—	—	—	43,600	43,600
Junior subordinated debt(2)	—	—	—	6,702	6,702
Operating lease commitment	580	1,171	1,115	2,036	4,902
Total contractual obligations	$1,674,388	$129,119	$44,446	$107,338	$1,955,291

(1)	Excludes interest.

(2)	Excludes unamortized premiums and discounts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk as of December 31, 2019 are set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2020 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” Please refer to the information in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Risk Management” in this report for additional information about the Company’s market risk for the three months ended March 31, 2020; except as discussed therein, there have been no material changes in the Company’s market risk since December 31, 2019.
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

PART II. OTHER INFORMATION

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019 filed by the Company with the Securities and Exchange Commission (“SEC”) on March 13, 2020, which could materially affect our business, financial condition or future results. Except as disclosed in the updated risk factor below and elsewhere in this report, there have been no significant changes in our risk factors as described in such Annual Report. In particular, please see the discussion under the heading “Recent Developments Related to COVID-19” in Part I Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.
The COVID-19 pandemic and measures intended to prevent its spread have adversely impacted our business and financial results and may continue to adversely impact our Company. The significance of the pandemic’s future impact will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has created a worldwide public health crisis. The pandemic, and government actions taken to reduce the spread of the virus, have significantly increased economic uncertainty and reduced economic activity. Authorities have implemented numerous measures to try to contain the virus. Government-mandated travel restrictions, closures of schools and businesses, and stay-at-home orders, including in our market areas, have significantly disrupted economic activities. These disruptions have also caused steep increases in unemployment and decreases in consumer and business spending. Certain industries have been particularly hard-hit, including the oil and gas industry, the travel and hospitality industry, the restaurant industry and the retail industry. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. Many jurisdictions are beginning to slowly lessen restrictions; however, restrictions may be reinstituted if the cases of the virus increase. Further, many economists believe that the U.S. economy will not recover quickly after restrictions are lifted, and that a recession has occurred or may occur in the future.

The spread of COVID-19 has caused us to modify our business practices (including closing the lobbies of our branches, restricting employee travel, and developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus. As government restrictions are lifted, our business may continue to be disrupted as our customers may not resume normal business and social activities for a longer period of time.

The outbreak has adversely impacted and is likely to further adversely impact our workforce, operations, and financial results. During the first quarter of 2020 we recorded a decrease in the fair value of equity securities, and we may experience further declines in the value of these securities and in the value of our investment portfolio. The operations of our borrowers, customers and business partners have also been affected. We have already increased our allowance for loan losses to reflect increased risks of losses and provided loan modifications to a substantial percentage of our loan customers affected by COVID-19. We may experience future financial losses due to a number of factors, including but not limited to:

•	the risk that financial stress on our borrowers will lead to loan defaults at a rate that is higher than we anticipate;

•
the risk that loans that were modified due to the pandemic and not accounted for as troubled debt restructurings, and on which we continued to accrue interest, will ultimately default, requiring us to reverse related interest income and incur losses;

•	a decline in business activity causing decreased demand for our loans and other banking services, which may reduce related income and fees;

•	further increases in our allowance for loan losses to reflect greater risks of losses;

•	decreases in income resulting from deferrals of loan payments, increases in loan modifications, and waivers or reductions in ATM, overdraft, interchange and other fees;

•	reductions in collateral values from their values when the loans were made;

•	lower market interest rates, which have an adverse impact on our variable rate loans and reduce our interest income;

•	potential impairment of goodwill;

•	increased litigation risk from customers and non-customers that approach the Company regarding receiving PPP loans and do not receive the loan they requested;

•	the risk that the SBA will not guarantee the PPP loans we originate if it determines that there is a deficiency in the manner in which any PPP loan was originated, funded, or serviced by us;

•	increased instability in our deposit base;

•	an increase in costs for additional cleaning, supplies and technology as our branches reopen;

•	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;

•	third party disruptions, including outages at network providers and other suppliers; and

•	lack of availability of employees due to illness.

These factors may remain prevalent for a significant period of time and may have a material adverse effect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact.

There are no comparable recent events that provide guidance as to the effect the pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain. We do not yet know the full extent of the impacts on our business, our operations or the global economy. However, the effects could have a material adverse impact on our financial condition, results of operations and cash flow, and may heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
The table below provides the information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended March 31, 2020.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
January 1, 2020 to January 31, 2020	8,503	$22.86	8,348	317,986
February 1, 2020 to February 29, 2020	29,033	22.45	28,976	289,010
March 1, 2020 to March 31, 2020	302,640	20.12	289,312	299,698
	340,176	$20.39	326,636	299,698

(1)	Includes 13,540 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.

(2)
On March 10, 2020, the Company announced that its board of directors authorized the repurchase of an additional 300,000 shares of the Company’s common stock under its stock repurchase plan, in addition to the 326,334 shares that were remaining as authorized for repurchase at December 31, 2019.

Since we are a holding company with no material business activities, our ability to pay dividends is substantially dependent upon the ability of the Bank to transfer funds to us in the form of dividends, loans and advances. The Bank’s ability to pay dividends and make other distributions and payments to us depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors. In addition, the Bank’s ability to pay dividends to us is itself subject to various legal, regulatory and other restrictions under federal banking laws that are described in Part I Item 1 “Business”, of our Annual Report on Form 10-K for the year ended December 31, 2019. In addition, as a Louisiana corporation, we are subject to certain restrictions on dividends under the Louisiana Business Corporation Act. Generally, a Louisiana corporation may pay dividends to its shareholders unless, after giving effect to the dividend, either (1) the corporation would not be able to pay its debts as they come due in the usual course of business or (2) the corporation’s total assets are less than the sum of its total liabilities and the amount that would be needed, if the corporation were to be dissolved at the time of the payment of the dividend, to satisfy the preferential rights of shareholders whose preferential rights are superior to those receiving the dividend. In addition, our existing and future debt agreements limit, or may limit, our ability to pay dividends. Under the terms of our 5.125% Fixed-to-Floating Rate Subordinated Notes due 2029, we may not pay a dividend if either we or the Bank, both immediately prior to the declaration of the dividend and after giving effect to the payment of the dividend, would not maintain regulatory capital ratios that are at “well capitalized” levels for regulatory capital purposes. We are also prohibited from paying dividends upon and during the continuance of any Event of Default under such notes. Finally, our ability to pay dividends may be limited on account of the junior subordinated debentures that we assumed through acquisitions. We must make payments on the junior subordinated debentures before any dividends can be paid on our common stock.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated July 30, 2019, by and among Investar Holding Corporation, Investar Bank, and Bank of York (1)

2.2	Agreement and Plan of Reorganization, dated October 10, 2018, by and among Investar Holding Corporation, Investar Bank, and Mainland Bank (2)

2.3	Agreement and Plan of Reorganization dated December 19, 2019 by and among Investar Holding Corporation, Cheaha Financial Group, Inc. and High Point Acquisition, Inc. (3)

3.1	Restated Articles of Incorporation of Investar Holding Corporation (4)

3.2	Amended and Restated By-laws of Investar Holding Corporation (5)

4.1	Specimen Common Stock Certificate (6)

4.2	Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee (7)

4.3	Supplemental Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee (8)

4.4	Form of 5.125% Fixed to Fluctuation Rate Subordinated Note due 2029 (9)

4.5	Form of Registration Rights Agreement, dated December 20, 2019, by and between Investar Holding Corporation and the purchasers set forth therein (10)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 31, 2019 and incorporated herein by reference.

(2)	Filed as exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on October 10, 2018 and incorporated herein by reference.

(3)	Filed as exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on December 24, 2019 and incorporated herein by reference.

(4)	Filed as exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

(5)	Filed as exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.

(6)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.

(7)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(8)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.

(9)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2019 and incorporated herein by reference.

(10)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 24, 2019 and incorporated herein by reference.
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

INVESTAR HOLDING CORPORATION

Date: May 8, 2020	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	/s/ Christopher L. Hufft
Christopher L. Hufft
Chief Financial Officer
(Principal Financial Officer)