Form 10-Q
period 2020-06-30
Investar Holding Corp
filed 2020-08-06
CIK 1602658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________________________

FORM 10-Q
_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 10,840,619 shares outstanding as of August 3, 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INVESTAR HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and due from banks	$31,725	$23,769
Interest-bearing balances due from other banks	99,239	20,539
Federal funds sold	—	387
Cash and cash equivalents	130,964	44,695

Available for sale securities at fair value (amortized cost of $242,175 and $258,104, respectively)	246,886	259,805
Held to maturity securities at amortized cost (estimated fair value of $14,265 and $14,480, respectively)	14,053	14,409
Loans, net of allowance for loan losses of $16,657 and $10,700, respectively	1,797,314	1,681,275
Equity securities	19,398	19,315
Bank premises and equipment, net of accumulated depreciation of $14,022 and $12,432, respectively	56,767	50,916
Other real estate owned, net	69	133
Accrued interest receivable	13,701	7,913
Deferred tax asset	1,515	—
Goodwill and other intangible assets, net	32,715	31,035
Bank owned life insurance	38,437	32,014
Other assets	7,544	7,406
Total assets	$2,359,363	$2,148,916

LIABILITIES
Deposits:
Noninterest-bearing	$469,095	$351,905
Interest-bearing	1,420,493	1,355,801
Total deposits	1,889,588	1,707,706
Advances from Federal Home Loan Bank	158,500	131,600
Repurchase agreements	4,908	2,995
Subordinated debt, net of unamortized issuance costs	42,854	42,826
Junior subordinated debt	5,923	5,897
Accrued taxes and other liabilities	20,884	15,916
Total liabilities	2,122,657	1,906,940

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 10,839,977 and 11,228,775 shares issued and outstanding, respectively	10,840	11,229
Surplus	161,729	168,658
Retained earnings	63,767	60,198
Accumulated other comprehensive income	370	1,891
Total stockholders’ equity	236,706	241,976
Total liabilities and stockholders’ equity	$2,359,363	$2,148,916
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$22,118	$20,233	$43,787	$38,777
Interest on investment securities	1,455	1,923	3,150	3,849
Other interest income	229	232	486	448
Total interest income	23,802	22,388	47,423	43,074

INTEREST EXPENSE
Interest on deposits	4,190	4,684	9,222	8,790
Interest on borrowings	1,273	1,373	2,527	2,797
Total interest expense	5,463	6,057	11,749	11,587
Net interest income	18,339	16,331	35,674	31,487

Provision for loan losses	2,500	369	6,260	634
Net interest income after provision for loan losses	15,839	15,962	29,414	30,853

NONINTEREST INCOME
Service charges on deposit accounts	405	434	976	834
Gain on sale of investment securities, net	1,178	227	1,350	229
Loss on sale of fixed assets, net	—	(11)	—	(11)
Gain on sale of other real estate owned, net	—	13	26	18
Servicing fees and fee income on serviced loans	96	150	216	330
Interchange fees	347	291	642	531
Income from bank owned life insurance	233	170	423	322
Change in the fair value of equity securities	248	57	(578)	229
Other operating income	1,424	411	1,965	541
Total noninterest income	3,931	1,742	5,020	3,023
Income before noninterest expense	19,770	17,704	34,434	33,876

NONINTEREST EXPENSE
Depreciation and amortization	1,149	873	2,182	1,637
Salaries and employee benefits	8,572	7,077	16,525	13,492
Occupancy	536	454	1,067	868
Data processing	786	644	1,479	1,180
Marketing	78	68	110	119
Professional fees	429	309	823	614
Acquisition expense	255	—	1,006	905
Other operating expenses	2,675	2,129	5,195	4,042
Total noninterest expense	14,480	11,554	28,387	22,857
Income before income tax expense	5,290	6,150	6,047	11,019
Income tax expense	1,016	1,216	1,165	2,168
Net income	$4,274	$4,934	$4,882	$8,851

EARNINGS PER SHARE
Basic earnings per share	$0.39	$0.49	$0.44	$0.89
Diluted earnings per share	0.39	0.48	0.44	0.88
Cash dividends declared per common share	0.06	0.06	0.12	0.11
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$4,274	$4,934	$4,882	$8,851
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized gain, available for sale, net of tax expense of $766, $710, $916 and $1,298, respectively	2,883	2,672	3,445	4,884
Reclassification of realized gain, net of tax expense of $247, $48, $283 and $48, respectively	(931)	(179)	(1,067)	(181)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0 for all respective periods	(1)	—	(1)	—
Fair value of derivative financial instruments:
Change in fair value of interest rate swaps designated as a cash flow hedge, net of tax benefit of $369, $66, $1,036 and $110, respectively	(1,387)	(247)	(3,898)	(414)
Total other comprehensive income (loss)	564	2,246	(1,521)	4,289
Total comprehensive income	$4,838	$7,180	$3,361	$13,140
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Three months ended:
June 30, 2019
Balance at beginning of period	$10,130	$144,813	$49,104	$(1,033)	$203,014
Surrendered shares	(2)	(39)	—	—	(41)
Options exercised	2	26	—	—	28
Dividends declared, $0.0551 per share	—	—	(546)	—	(546)
Stock-based compensation	5	388	—	—	393
Shares repurchased	(197)	(4,332)	—	—	(4,529)
Net income	—	—	4,934	—	4,934
Other comprehensive income, net	—	—	—	2,246	2,246
Balance at end of period	$9,938	$140,856	$53,492	$1,213	$205,499

June 30, 2020
Balance at beginning of period	$10,940	$162,380	$60,146	$(194)	$233,272
Surrendered shares	(2)	(14)	—	—	(16)
Dividends declared, $0.06 per share	—	—	(653)	—	(653)
Stock-based compensation	4	445	—	—	449
Shares repurchased	(102)	(1,082)	—	—	(1,184)
Net income	—	—	4,274	—	4,274
Other comprehensive income, net	—	—	—	564	564
Balance at end of period	$10,840	$161,729	$63,767	$370	$236,706

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Six months ended:
June 30, 2019
Balance at beginning of period	$9,484	$130,133	$45,721	$(3,076)	$182,262
Common stock issued in acquisition	764	17,873	—	—	18,637
Surrendered shares	(11)	(262)	—	—	(273)
Options exercised	2	26	—	—	28
Dividends declared, $0.1076 per share	—	—	(1,080)	—	(1,080)
Stock-based compensation	40	642	—	—	682
Shares repurchased	(341)	(7,556)	—	—	(7,897)
Net income	—	—	8,851	—	8,851
Other comprehensive income, net	—	—	—	4,289	4,289
Balance at end of period	$9,938	$140,856	$53,492	$1,213	$205,499

June 30, 2020
Balance at beginning of period	$11,229	$168,658	$60,198	$1,891	$241,976
Stock issuance costs	—	(45)	—	—	(45)
Surrendered shares	(15)	(293)	—	—	(308)
Options exercised	3	43	—	—	46
Dividends declared, $0.12 per share	—	—	(1,313)	—	(1,313)
Stock-based compensation	52	780	—	—	832
Shares repurchased	(429)	(7,414)	—	—	(7,843)
Net income	—	—	4,882	—	4,882
Other comprehensive loss, net	—	—	—	(1,521)	(1,521)
Balance at end of period	$10,840	$161,729	$63,767	$370	$236,706

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2020	2019
Net income	$4,882	$8,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,182	1,637
Provision for loan losses	6,260	634
Amortization of purchase accounting adjustments	(705)	(791)
Net amortization of securities	1,113	(21)
Gain on sale of investment securities, net	(1,350)	(229)
Loss on sale of fixed assets, net	—	11
Gain on sale of other real estate owned, net	(26)	(18)
FHLB stock dividend	(754)	(172)
Stock-based compensation	832	682
Deferred taxes	(866)	281
Net change in value of bank owned life insurance	(423)	(322)
Amortization of subordinated debt issuance costs	28	23
Change in the fair value of equity securities	578	(229)
Net change in:
Accrued interest receivable	(5,788)	(1,081)
Other assets	(713)	(489)
Accrued taxes and other liabilities	(1,085)	3,064
Net cash provided by operating activities	$4,165	$11,831

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	$40,538	$62,564
Purchases of securities available for sale	(52,888)	(80,170)
Proceeds from maturities, prepayments and calls of investment securities available for sale	28,530	18,825
Proceeds from maturities, prepayments and calls of investment securities held to maturity	343	572
Proceeds from redemption or sale of equity securities	2,371	—
Purchase of equity securities	(2,277)	—
Net increase in loans	(77,570)	(59,420)
Proceeds from sales of other real estate owned	131	3,507
Purchases of fixed assets	(4,972)	(3,510)
Purchase of bank owned life insurance	(6,000)	(5,023)
Purchase of other investments	—	(95)
Distributions from investments	14	51
Cash acquired from acquisition of Mainland Bank	—	38,365
Cash paid for acquisition PlainsCapital branches, net of cash acquired	(10,761)	—
Net cash used in investing activities	$(82,541)	$(24,334)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net increase in customer deposits	$145,013	$82,872
Net increase (decrease) in repurchase agreements	1,913	(4,808)
Net increase in short-term FHLB advances	30,000	2,100
Repayment of long-term FHLB advances	(3,100)	(12,000)
Cash dividends paid on common stock	(1,339)	(1,013)
Proceeds from stock options and warrants exercised	46	28
Payments to repurchase common stock	(7,843)	(7,897)
Payment of stock issuance costs	(45)	—
Net cash provided by financing activities	$164,645	$59,282

Net change in cash and cash equivalents	$86,269	$46,779
Cash and cash equivalents, beginning of period	44,695	17,140
Cash and cash equivalents, end of period	$130,964	$63,919
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020.
Nature of Operations
The Company, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association (the “Bank”), a national bank, primarily to meet the needs of individuals and small to medium-sized businesses. The Company’s primary markets are south Louisiana, southeast Texas and west Alabama. At June 30, 2020, the Company operated 24 full service branches located in Louisiana, five full service branches located in Texas and two full service branches in southwest Alabama and had 336 employees.
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
Other estimates that are susceptible to significant change in the near term relate to the determination of other-than-temporary impairments of securities, and the fair value of financial instruments and goodwill.
The ongoing COVID-19 pandemic has made certain estimates more challenging, including those discussed above, as the pandemic is unprecedented in recent history, continues to evolve, and its future effects are impossible to predict with any certainty.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Investment Securities
The Company’s investments in debt securities are accounted for in accordance with applicable guidance contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), which requires the classification of securities into one of the following categories:
•Securities to be held to maturity (“HTM”): bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.
•Securities available for sale (“AFS”): available for sale securities consist of bonds, notes, and debentures that are available to meet the Company’s operating needs. These securities are reported at fair value.
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
Equity Securities
The Company is a member of the Federal Home Loan Bank (“FHLB”) system. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, is restricted as to redemption, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Equity securities also include investments in our other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of equity securities in our correspondent banks at June 30, 2020 and December 31, 2019 was $16.9 million and $17.2 million, respectively.
In addition, equity securities include marketable securities in corporate stocks and mutual funds and totaled $2.5 million and $2.1 million at June 30, 2020 and December 31, 2019, respectively.
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
Allowance for Loan Losses
The adequacy of the allowance for loan losses is determined in accordance with GAAP. The allowance for loan losses is estimated through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance.
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
In the ordinary course of business, the Bank enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in accrued taxes and other liabilities in the consolidated balance sheet. At June 30, 2020 and December 31, 2019 the reserve for unfunded loan commitments was $0.3 million and $0.1 million, respectively.

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
FASB ASC Topic 350 “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” ASU No. 2017-04. ASU 2017-04 became effective for the Company on January 1, 2020. The ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Therefore, any carrying amount which exceeds the reporting unit’s fair value, up to the amount of goodwill recorded, will be recognized as an impairment loss. The

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
amendment will be applied prospectively on or after the effective date. Based on recent annual goodwill impairments tests, performed in the fourth quarter of each year, which did not require the application of Step 2, the adoption of this ASU did not have a material impact.
At March 31, 2020, we evaluated potential triggering events that may be indicators that our goodwill was impaired. The events included economic disruption and uncertainty surrounding the COVID-19 pandemic and the associated volatility in the financial markets which caused a significant decline in our market capitalization. As a result of the significant decline in our market capitalization in the first quarter of 2020, we performed an interim goodwill impairment test as of March 31, 2020. Factors considered in our impairment evaluation included the uncertainty related to the pandemic’s impact on our business and our customers’ businesses, the Company’s revised financial forecast in light of current market conditions, and changes in discount rates as a result of uncertainty in the market. Based on our evaluation, we concluded that our goodwill was not impaired as of March 31, 2020. As the economic disruption and uncertainty surrounding the COVID-19 pandemic, as well as the associated volatility in the financial markets continued through the second quarter of 2020, management continued to evaluate goodwill impairment indicators as of June 30, 2020. Based upon management’s procedures, including an assessment of changes to assumptions from the interim quantitative impairment analysis performed as of March 31, 2020, management determined that it was not more likely than not that the goodwill balance of $28.1 million at June 30, 2020 was impaired.
A prolonged pandemic, or any other event that harms the global or U.S. economies, could adversely affect our operations and negatively impact our financial condition and results of operations, which may require further evaluation in subsequent reporting periods, prior to our annual impairment test performed in the fourth quarter, and could result in an impairment charge.
Treatment of Loan Modifications Pursuant to the CARES Act and Interagency Statement
Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted on March 27, 2020 provides that from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates (the “applicable period”), we may elect to suspend GAAP for loan modifications related to the pandemic that would otherwise be categorized as troubled debt restructurings (“TDRs”) and suspend any determination of a loan modified as a result of the effects of the pandemic as being a TDR, including impairment for accounting purposes. The suspension is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The suspension is not applicable to any adverse impact on the credit of a borrower that is not related to the pandemic.
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
Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term modifications of 90 days or less, in the form of deferrals of payment of principal and interest, principal only, or interest only, and fee waivers. As of June 30, 2020, the balance of loans participating in the 90-day deferral program was $490.3 million, or 27% of the total loan portfolio. Of these loans, 73% have deferrals of principal and interest, 17% have deferrals of principal only, and 10% have deferrals of interest only. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual.

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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. BUSINESS COMBINATIONS
Mainland Bank
On March 1, 2019, the Company completed the acquisition of Mainland Bank (“Mainland”) in Texas City, Texas. The Company acquired 100% of Mainland’s outstanding common shares for an aggregate merger consideration of 763,849 shares of the Company’s common stock, for a total of approximately $18.6 million. The acquisition of Mainland expanded the Company’s branch footprint into the greater Houston, Texas market. After fair value adjustments, the acquisition added $127.6 million in total assets, including $81.3 million in loans, and $107.6 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $5.2 million of goodwill. Goodwill resulted from a combination of synergies and cost savings, expansion into Texas with the addition of three branch locations, and enhanced products and services.
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
The fair value of net assets acquired includes a fair value adjustment to loans as of the acquisition date. The adjustment for the acquired loan portfolio is based on current market interest rates at the time of acquisition, and the Company’s initial evaluation of credit losses identified. The contractually required principal and interest payments of the loans acquired from Mainland total $92.4 million.
Prior to the end of the one-year adjustment period following the acquisition of Mainland, certain loans were identified to be purchase credit impaired loans at the time of acquisition. These loans had a balance of $2.8 million at the time of acquisition. The total contractually required principal and interest payments of these loans are $3.1 million, of which $1.7 million is not expected to be collected.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Bank of York
On November 1, 2019, the Company completed the acquisition of Bank of York in York, Alabama. The Company acquired 100% of Bank of York’s outstanding common shares for an aggregate merger consideration of $15.0 million. The acquisition of Bank of York expanded the Company’s branch footprint into the west Alabama market. After fair value adjustments, including total adjustments of approximately $0.7 million to other liabilities and small adjustments to loans and other assets recorded in the three months ended June 30, 2020, the acquisition added $101.9 million in total assets, including $46.1 million in loans, and $85.0 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $5.0 million of goodwill. Goodwill resulted from a combination of synergies and cost savings, and expansion into Alabama with the addition of two branch locations.
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

Purchase price:
Cash paid	$15,000

Fair value of assets acquired:
Cash and cash equivalents	50,776
Investments	451
Loans	46,086
Bank premises and equipment	917
Core deposit intangible asset	931
Bank owned life insurance	2,429
Other assets	344
Total assets acquired	101,934

Fair value of liabilities acquired:
Deposits	85,004
Repurchase agreements	5,641
Other liabilities	1,306
Total liabilities assumed	91,951

Fair value of net assets acquired	9,983
Goodwill	$5,017
The fair value of net assets acquired includes a fair value adjustment to loans as of the acquisition date. The adjustment for the acquired loan portfolio is based on current market interest rates at the time of acquisition, and the Company’s initial evaluation of credit losses identified. The contractually required principal and interest payments of the loans acquired from Bank of York total $51.5 million.
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

The fair value of net assets acquired includes a fair value adjustment to loans as of the acquisition date. The adjustment for the acquired loan portfolio is based on current market interest rates at the time of acquisition, and the Company’s initial evaluation of credit losses identified. The contractually required principal and interest payments of the loans acquired from PlainsCapital total $51.3 million. No loans acquired from PlainsCapital were considered to be purchased credit impaired loans.
Acquisition Expense
Acquisition related costs of $0.3 million and $1.0 million are included in acquisition expenses in the accompanying consolidated statement of income for the three and six months ended June 30, 2020, respectively. These costs include system conversion and integrating operations charges for both the acquisition of Bank of York and the acquisition of two branches from PlainsCapital, as well as legal and consulting expenses.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. EARNINGS PER SHARE
The following is a summary of the information used in the computation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 (in thousands, except share data).

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Earnings per common share - basic
Net income	$4,274	$4,934	$4,882	$8,851
Less: income allocated to participating securities	(21)	(46)	(28)	(93)
Net income allocated to common shareholders	4,253	4,888	4,854	8,758
Weighted-average basic shares outstanding	10,882,084	10,008,882	11,012,581	9,843,052
Basic earnings per common share	$0.39	$0.49	$0.44	$0.89

Earnings per common share - diluted
Net income allocated to common shareholders	$4,253	$4,888	$4,854	$8,758
Weighted-average basic shares outstanding	10,882,084	10,008,882	11,012,581	9,843,052
Dilutive effect of securities	—	95,364	26,373	95,076
Total weighted average diluted shares outstanding	10,882,084	10,104,246	11,038,954	9,938,128
Diluted earnings per common share	$0.39	$0.48	$0.44	$0.88

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Stock options	—	—	43	—
Restricted stock awards	28,360	519	9,565	4
Restricted stock units	102,064	868	74,847	21,915
NOTE 4. INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Obligations of U.S. government agencies and corporations	$41,987	$144	$(130)	$42,001
Obligations of state and political subdivisions	24,085	516	(113)	24,488
Corporate bonds	24,926	218	(492)	24,652
Residential mortgage-backed securities	86,502	3,134	—	89,636
Commercial mortgage-backed securities	64,675	1,645	(211)	66,109
Total	$242,175	$5,657	$(946)	$246,886

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Obligations of U.S. government agencies and corporations	$33,651	$100	$(100)	$33,651
Obligations of state and political subdivisions	32,920	541	(12)	33,449
Corporate bonds	19,245	192	(274)	19,163
Residential mortgage-backed securities	100,948	1,083	(85)	101,946
Commercial mortgage-backed securities	71,340	564	(308)	71,596
Total	$258,104	$2,480	$(779)	$259,805

Proceeds from sales of investment securities AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Proceeds from sale	$23,966	$62,171	$40,538	$62,564
Gross gains	$1,179	$573	$1,361	$575
Gross losses	$(1)	$(346)	$(11)	$(346)

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Obligations of state and political subdivisions	$9,253	$8	$—	$9,261
Residential mortgage-backed securities	4,800	204	—	5,004
Total	$14,053	$212	$—	$14,265

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Obligations of state and political subdivisions	$9,487	$14	$—	$9,501
Residential mortgage-backed securities	4,922	57	—	4,979
Total	$14,409	$71	$—	$14,480

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of June 30, 2020 or December 31, 2019.
The aggregate fair values and aggregate unrealized losses on AFS securities whose fair values are below book values are summarized in the table below. Unrealized losses are generally due to changes in interest rates. Beginning in the first quarter of 2020, the COVID-19 pandemic has led to ongoing disruption and volatility in the capital markets, causing fluctuations of fair values across asset classes. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. Due to the nature of the investment, current market prices, and the current interest rate environment, these unrealized losses are considered a temporary impairment of the securities.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The number of AFS securities, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020
Obligations of U.S. government agencies and corporations	21	$20,689	$(109)	$4,035	$(21)	$24,724	$(130)
Obligations of state and political subdivisions	16	295	(1)	7,931	(112)	8,226	(113)
Corporate bonds	23	5,252	(46)	7,304	(446)	12,556	(492)
Residential mortgage-backed securities	1	293	—	—	—	293	—
Commercial mortgage-backed securities	29	10,645	(102)	8,200	(109)	18,845	(211)
Total	90	$37,174	$(258)	$27,470	$(688)	$64,644	$(946)

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Obligations of U.S. government agencies and corporations	21	$19,980	$(94)	$955	$(6)	$20,935	$(100)
Obligations of state and political subdivisions	10	212	(1)	371	(11)	583	(12)
Corporate bonds	21	495	(5)	7,829	(269)	8,324	(274)
Residential mortgage-backed securities	32	12,341	(56)	6,190	(29)	18,531	(85)
Commercial mortgage-backed securities	57	29,072	(274)	2,516	(34)	31,588	(308)
Total	141	$62,100	$(430)	$17,861	$(349)	$79,961	$(779)

The unrealized losses in the Company’s investment portfolio are not credit issues, and the Company does not intend to sell the securities. Furthermore, it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2020 or December 31, 2019.
The amortized cost and approximate fair value of debt securities, by contractual maturity (including mortgage-backed securities), are shown below as of the dates presented (dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available For Sale		Securities Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
June 30, 2020
Due within one year	$962	$987	$790	$791
Due after one year through five years	10,794	10,833	3,575	3,580
Due after five years through ten years	68,954	68,738	4,888	4,890
Due after ten years	161,465	166,328	4,800	5,004
Total debt securities	$242,175	$246,886	$14,053	$14,265

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Securities Available For Sale		Securities Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2019
Due within one year	$2,174	$2,175	$790	$792
Due after one year through five years	13,525	13,675	3,575	3,582
Due after five years through ten years	66,551	66,568	5,122	5,126
Due after ten years	175,854	177,387	4,922	4,980
Total debt securities	$258,104	$259,805	$14,409	$14,480
At June 30, 2020, securities with a carrying value of $114.2 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $89.5 million in pledged securities at December 31, 2019.
NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES
The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	June 30, 2020	December 31, 2019
Construction and development	$199,419	$197,797
1-4 Family	326,102	321,489
Multifamily	60,617	60,617
Farmland	28,845	27,780
Commercial real estate	783,559	731,060
Total mortgage loans on real estate	1,398,542	1,338,743
Commercial and industrial	390,085	323,786
Consumer	25,344	29,446
Total loans	$1,813,971	$1,691,975
Unamortized premiums and discounts on loans, included in the total loans balances above, were $2.1 million at both June 30, 2020 and December 31, 2019.
Beginning in the second quarter of 2020, the Bank has participated as a lender in the Small Business Administration’s (“SBA”) and U.S. Department of Treasury’s Paycheck Protection Program (“PPP”) as established by the CARES Act and enhanced by the Paycheck Protection Program and Health Care Enhancement Act and the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The PPP was established to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% with deferred payments, and mature two years from origination, or if made on or after June 5, 2020, five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during the eight-week covered period (or, as amended by the Flexibility Act, the 24-week covered period or if shorter to December 31, 2020) following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount. In July 2020, the CARES Act was amended to extend the SBA’s authority to make commitments under the PPP, which had previously expired on June 30, 2020. The PPP resumed taking applications on July 6, 2020 and the new deadline to apply for a PPP loan is August 8, 2020. In April 2020, we began originating loans to qualified small businesses under the PPP. At June 30, 2020, our loan portfolio included PPP loans with a balance of $109.5 million, all of which are included in commercial and industrial loans.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below provides an analysis of the aging of loans as of the dates presented (dollars in thousands).

	June 30, 2020
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$197,945	$389	$—	$—	$1,085	$1,474	$—	$199,419
1-4 Family	324,265	124	—	—	1,315	1,439	398	326,102
Multifamily	59,964	653	—	—	—	653	—	60,617
Farmland	26,581	—	—	—	—	—	2,264	28,845
Commercial real estate	779,318	321	798	219	1,100	2,438	1,803	783,559
Total mortgage loans on real estate	1,388,073	1,487	798	219	3,500	6,004	4,465	1,398,542
Commercial and industrial	381,772	698	744	69	6,496	8,007	306	390,085
Consumer	24,746	25	28	1	503	557	41	25,344
Total loans	$1,794,591	$2,210	$1,570	$289	$10,499	$14,568	$4,812	$1,813,971

	December 31, 2019
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$197,318	$133	$32	$—	$314	$479	$—	$197,797
1-4 Family	317,572	998	413	138	1,923	3,472	445	321,489
Multifamily	60,617	—	—	—	—	—	—	60,617
Farmland	25,516	—	—	—	—	—	2,264	27,780
Commercial real estate	727,423	1,193	14	657	141	2,005	1,632	731,060
Total mortgage loans on real estate	1,328,446	2,324	459	795	2,378	5,956	4,341	1,338,743
Commercial and industrial	323,446	171	19	—	137	327	13	323,786
Consumer	28,443	339	95	—	531	965	38	29,446
Total loans	$1,680,335	$2,834	$573	$795	$3,046	$7,248	$4,392	$1,691,975
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
Loans Acquired with Deteriorated Credit Quality
The Company accounts for certain loans acquired as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments. The acquired impaired loans had no accretable yield recorded for the three and six months ended June 30, 2020 and 2019.
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
The table below presents the Company’s loan portfolio by category and credit quality indicator as of the dates presented (dollars in thousands).

	June 30, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$190,263	$7,860	$1,296	$—	$199,419
1-4 Family	324,046	371	1,685	—	326,102
Multifamily	60,617	—	—	—	60,617
Farmland	26,301	—	2,544	—	28,845
Commercial real estate	779,152	—	4,407	—	783,559
Total mortgage loans on real estate	1,380,379	8,231	9,932	—	1,398,542
Commercial and industrial	383,532	40	6,513	—	390,085
Consumer	24,764	77	503	—	25,344
Total loans	$1,788,675	$8,348	$16,948	$—	$1,813,971

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$196,873	$610	$314	$—	$197,797
1-4 Family	318,549	714	2,198	28	321,489
Multifamily	60,617	—	—	—	60,617
Farmland	25,516	—	2,264	—	27,780
Commercial real estate	729,921	—	1,139	—	731,060
Total mortgage loans on real estate	1,331,476	1,324	5,915	28	1,338,743
Commercial and industrial	318,519	2,910	2,264	93	323,786
Consumer	28,775	128	543	—	29,446
Total loans	$1,678,770	$4,362	$8,722	$121	$1,691,975

The Company had no loans that were classified as loss at June 30, 2020 or December 31, 2019.
Loan Participations and Sold Loans
Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $63.1 million and $82.8 million at June 30, 2020 and December 31, 2019, respectively. The unpaid principal balance of these loans was approximately $139.9 million and $174.7 million at June 30, 2020 and December 31, 2019, respectively.
Loans to Related Parties
In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as companies in which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $97.6 million and $98.1 million as of June 30, 2020 and December 31, 2019, respectively.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	June 30, 2020	December 31, 2019
Balance, beginning of period	$98,093	$93,021
New loans	8,617	20,903
Repayments and changes in relationship	(9,097)	(15,831)
Balance, end of period	$97,613	$98,093
Allowance for Loan Losses
The table below shows a summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2020 and 2019 (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$14,233	$9,642	$10,700	$9,454
Provision for loan losses	2,500	369	6,260	634
Loans charged off	(151)	(120)	(413)	(224)
Recoveries	75	33	110	60
Balance, end of period	$16,657	$9,924	$16,657	$9,924

The following tables outline the activity in the allowance for loan losses by collateral type for the three and six months ended June 30, 2020 and 2019, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of June 30, 2020 and 2019 (dollars in thousands).

	Three months ended June 30, 2020
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,554	$163	$2,337	$351	$5,863	$3,287	$678	$14,233
Provision	495	44	496	135	1,311	46	(27)	2,500
Charge-offs	—	—	—	—	(76)	—	(75)	(151)
Recoveries	9	—	5	—	31	3	27	75
Ending balance	$2,058	$207	$2,838	$486	$7,129	$3,336	$603	$16,657

	Three months ended June 30, 2019
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,094	$101	$1,511	$380	$4,226	$1,673	$657	$9,642
Provision	34	(4)	(77)	(9)	53	424	(52)	369
Charge-offs	(51)	—	—	—	—	—	(69)	(120)
Recoveries	15	—	5	—	—	1	12	33
Ending balance	$1,092	$97	$1,439	$371	$4,279	$2,098	$548	$9,924

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended June 30, 2020
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,201	$101	$1,490	$387	$4,424	$2,609	$488	$10,700
Provision	835	106	1,499	99	2,750	729	242	6,260
Charge-offs	—	—	(160)	—	(76)	(7)	(170)	(413)
Recoveries	22	—	9	—	31	5	43	110
Ending balance	$2,058	$207	$2,838	$486	$7,129	$3,336	$603	$16,657
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	13	159	172
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	2,058	207	2,838	486	7,129	3,323	444	16,485
Loans receivable:
Balance of loans individually evaluated for impairment	1,082	—	1,237	—	4,220	7,051	487	14,077
Balance of loans acquired with deteriorated credit quality	—	2,264	398	—	1,803	306	41	4,812
Balance of loans collectively evaluated for impairment	198,337	26,581	324,467	60,617	777,536	382,728	24,816	1,795,082
Total period-end balance	$199,419	$28,845	$326,102	$60,617	$783,559	$390,085	$25,344	$1,813,971

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended June 30, 2019
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,038	$81	$1,465	$331	$4,182	$1,641	$716	$9,454
Provision	89	16	(33)	40	97	445	(20)	634
Charge-offs	(51)	—	—	—	—	—	(173)	(224)
Recoveries	16	—	7	—	—	12	25	60
Ending balance	$1,092	$97	$1,439	$371	$4,279	$2,098	$548	$9,924
Ending allowance balance for loans individually evaluated for impairment	66	—	—	—	—	—	185	251
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	1,026	97	1,439	371	4,279	2,098	363	9,673
Loans receivable:
Balance of loans individually evaluated for impairment	346	—	1,312	—	878	6	658	3,200
Balance of loans acquired with deteriorated credit quality	—	2,264	472	—	1,550	—	42	4,328
Balance of loans collectively evaluated for impairment	166,886	22,939	303,728	56,081	675,128	276,896	34,122	1,535,780
Total period-end balance	$167,232	$25,203	$305,512	$56,081	$677,556	$276,902	$34,822	$1,543,308
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
The following tables contain information on the Company’s impaired loans, which include TDRs, discussed in more detail below, and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses. The average balances are calculated based on the month-end balances of the loans during the period reported (dollars in thousands).

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$1,082	$1,155	$—
1-4 Family	1,237	1,242	—
Commercial real estate	4,220	4,225	—
Total mortgage loans on real estate	6,539	6,622	—
Commercial and industrial	7,039	7,044	—
Consumer	201	218	—
Total	13,779	13,884	—

With related allowance recorded:
Commercial and industrial	12	13	13
Consumer	286	334	159
Total	298	347	172

Total loans:
Construction and development	1,082	1,155	—
1-4 Family	1,237	1,242	—
Commercial real estate	4,220	4,225	—
Total mortgage loans on real estate	6,539	6,622	—
Commercial and industrial	7,051	7,057	13
Consumer	487	552	159
Total	$14,077	$14,231	$172

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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended June 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$1,089	$3	$265	$3
1-4 Family	1,262	7	1,281	7
Multifamily	—	—	36	—
Commercial real estate	3,262	46	1,198	2
Total mortgage loans on real estate	5,613	56	2,780	12
Commercial and industrial	2,380	18	7	—
Consumer	212	—	188	—
Total	8,205	74	2,975	12

With related allowance recorded:
Construction and development	—	—	114	—
Total mortgage loans on real estate	—	—	114	—
Commercial and industrial	12	—	—	—
Consumer	289	—	479	—
Total	301	—	593	—

Total loans:
Construction and development	1,089	3	379	3
1-4 Family	1,262	7	1,281	7
Multifamily	—	—	36	—
Commercial real estate	3,262	46	1,198	2
Total mortgage loans on real estate	5,613	56	2,894	12
Commercial and industrial	2,392	18	7	—
Consumer	501	—	667	—
Total	$8,506	$74	$3,568	$12

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended June 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$808	$5	$264	$8
1-4 Family	1,508	9	1,257	17
Multifamily	—	—	72	—
Commercial real estate	1,655	46	1,079	4
Total mortgage loans on real estate	3,971	60	2,672	29
Commercial and industrial	1,244	18	14	—
Consumer	208	—	258	—
Total	5,423	78	2,944	29

With related allowance recorded:
Construction and development	—	—	124	—
Total mortgage loans on real estate	—	—	124	—
Commercial and industrial	12	—	—	—
Consumer	292	1	489	—
Total	304	1	613	—

Total loans:
Construction and development	808	5	388	8
1-4 Family	1,508	9	1,257	17
Multifamily	—	—	72	—
Commercial real estate	1,655	46	1,079	4
Total mortgage loans on real estate	3,971	60	2,796	29
Commercial and industrial	1,256	18	14	—
Consumer	500	1	747	—
Total	$5,727	$79	$3,557	$29
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Loans classified as TDRs, consisting of 24 credits, totaled $5.3 million at June 30, 2020, compared to 18 credits totaling $1.5 million at December 31, 2019. At June 30, 2020, 13 of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, seven of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, two restructured loans were considered TDRs due to principal payment forbearance paying interest only for a specified period of time, one restructured loan was considered a TDR due to a reduction in principal payments on a modified payment schedule, and one restructured loan was considered a TDR due to additional funding over the original loan amount. As of June 30, 2020 and December 31, 2019, two of the TDRs, consisting of one construction and development loan totaling $0.3 million and one 1-4 family loan totaling $0.2 million, were in default of their modified terms and are included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.
At June 30, 2020 and December 31, 2019, there were no available balances on loans classified as TDRs that the Company was committed to lend.
There were no loans modified under TDRs during the previous twelve month period that subsequently defaulted during the six months ended June 30, 2020. No TDRs defaulted on their modified terms during the six months ended June 30, 2019.
NOTE 6. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)
Activity within the balances in accumulated other comprehensive income (loss) is shown in the tables below (dollars in thousands).

	Three months ended June 30,
	2020			2019
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain, available for sale, net	$4,038	$2,883	$6,921	$565	$2,672	$3,237
Reclassification of realized gain, net	(2,267)	(931)	(3,198)	(1,927)	(179)	(2,106)
Unrealized gain (loss), transfer from available for sale to held to maturity, net	4	(1)	3	5	—	5
Change in fair value of interest rate swap designated as a cash flow hedge, net	(1,969)	(1,387)	(3,356)	324	(247)	77
Accumulated other comprehensive (loss) income	$(194)	$564	$370	$(1,033)	$2,246	$1,213

	Six months ended June 30,
	2020			2019
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain (loss), available for sale, net	$3,476	$3,445	$6,921	$(1,647)	$4,884	$3,237
Reclassification of realized gain, net	(2,131)	(1,067)	(3,198)	(1,925)	(181)	(2,106)
Unrealized gain (loss), transfer from available for sale to held to maturity, net	4	(1)	3	5	—	5
Change in fair value of interest rate swap designated as a cash flow hedge, net	542	(3,898)	(3,356)	491	(414)	77
Accumulated other comprehensive income (loss)	$1,891	$(1,521)	$370	$(3,076)	$4,289	$1,213

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7. STOCK-BASED COMPENSATION
Equity Incentive Plan. The Company’s 2017 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity grants and awards, such as restricted stock, restricted stock units, stock options and stock appreciation rights, to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. The Plan has reserved 600,000 shares of common stock for grant, award or issuance to eligible participants, including shares underlying granted options. At June 30, 2020, 243,712 shares were available for future grants under the Plan. Shares covered by awards that expire or terminate will again be available for the grant of awards under the Plan.
Stock Options
The Company uses a Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes option pricing model incorporates various highly subjective assumptions, including expected term and expected volatility. The assumptions presented below were used for the options granted during the six months ended June 30, 2020.

Expected dividends	1.12%
Expected volatility	26.39%
Risk-free interest rate	0.99%
Expected term (in years)	6.5
Weighted-average grant date fair value	$5.17

Stock option expense in the accompanying consolidated statements of income for the three and six months ended June 30, 2020 was $83,000 and $156,000, respectively, and $86,000 and $146,000 for the three and six months ended June 30, 2019, respectively. At June 30, 2020, there was $0.7 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 3.6 years.
The table below summarizes stock option activity for the periods presented.

	Six months ended June 30,
	2020		2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	357,214	$16.96	340,646	$15.98
Granted	58,993	21.36	36,984	24.40
Forfeited	(4,585)	14.00	—	—
Exercised	(3,334)	14.00	(1,916)	14.60
Outstanding at end of period	408,288	$17.66	375,714	$16.82
Exercisable at end of period	249,435	$15.85	196,111	$15.27

Restricted Stock and Restricted Stock Units
The Company has granted restricted stock and restricted stock units under the Plan. These awards are subject to a vesting period. During the vesting period, restricted stock participants may exercise full voting rights and will receive all dividends paid with respect to the restricted shares. Restricted stock units do not have voting rights and do not receive dividends or dividend equivalents. Compensation expense for restricted stock and restricted stock units is recognized over the requisite vesting period of generally five years for employees and two years for non-employee directors for the entire award on a straight-line basis. Upon vesting of restricted stock and restricted stock units, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the Consolidated Statements of Income.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock compensation expense related to time vested restricted stock and restricted stock units in the accompanying consolidated statements of income was $0.4 million and $0.7 million for the three and six months ended June 30, 2020, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively. At June 30, 2020, there was $4.1 million of unrecognized compensation cost related to time vested restricted stock and restricted stock units that is expected to be recognized over a weighted average period of 3.6 years.
The restricted stock and restricted stock unit activity is shown below for the periods presented.

	Six months ended June 30,
	2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of period	168,216	$22.43	135,848	$20.47
Granted	100,850	21.56	76,809	24.45
Forfeited	(9,484)	21.92	(5,828)	23.70
Earned and issued	(52,381)	21.39	(39,861)	19.84
Balance at end of period	207,201	$22.29	166,968	$22.33
NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS
As part of its liability management, the Company utilizes pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 10.1 years. As of June 30, 2020, the Company had interest rate swap agreements with a total notional amount of $80.0 million and forward starting interest rate swap agreements with a total notional amount of $110.0 million, all of which were designated as cash flow hedges. The interest rate swaps were determined to be fully effective during the periods presented, and therefore no amount of ineffectiveness has been included in net income. The derivative contracts are between the Company and a single counterparty. To mitigate credit risk, securities are pledged to the Company by the counterparty in an amount greater than or equal to the gain position of the derivative contracts.
For the three and six months ended June 30, 2020, losses of $1.4 million and $3.9 million, respectively, have been recognized in “Other comprehensive income (loss)” in the accompanying consolidated statements of comprehensive income for the change in fair value of the interest rate swaps compared to losses of $0.2 million and $0.4 million recognized for the three and six months ended June 30, 2019, respectively. The swap contracts had a negative fair value of $4.2 million and have been recorded in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheet at June 30, 2020. The swap contracts had a fair value of $0.7 million and is included in “Other assets” in the accompanying consolidated balance sheet at December 31, 2019. The accumulated loss of $3.4 million included in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contracts.
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”). The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the three and six months ended June 30, 2020.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9. FAIR VALUES OF FINANCIAL INSTRUMENTS
In accordance with ASC 820, disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, is required. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Fair value is best determined based upon quoted market prices, or exit prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows, and the fair value estimates may not be realized in an immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data, management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted. At June 30, 2020, all of our level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.
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

	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Assets:
Obligations of U.S. government agencies and corporations	$42,001	$—	$42,001	$—
Obligations of state and political subdivisions	24,488	—	6,192	18,296
Corporate bonds	24,652	—	24,652	—
Residential mortgage-backed securities	89,636	—	89,636	—
Commercial mortgage-backed securities	66,109	—	66,109	—
Equity securities	2,518	2,518	—	—
Total assets	$249,404	$2,518	$228,590	$18,296
Liabilities:
Derivative financial instruments	$4,247	$—	$4,247	$—

December 31, 2019
Assets:
Obligations of U.S. government agencies and corporations	$33,651	$—	$33,651	$—
Obligations of state and political subdivisions	33,449	—	14,074	19,375
Corporate bonds	19,163	—	19,163	—
Residential mortgage-backed securities	101,946	—	101,946	—
Commercial mortgage-backed securities	71,596	—	71,596	—
Equity securities	2,097	2,097	—	—
Derivative financial instruments	687	—	687	—
Total assets	$262,589	$2,097	$241,117	$19,375
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the six months ended June 30, 2020 and June 30, 2019 (dollars in thousands).

Obligations of State and Political Subdivisions
Balance at December 31, 2019	$19,375
Realized gains (losses) included in earnings	—
Unrealized losses included in other comprehensive income (loss)	(1,079)
Purchases	—
Sales	—
Maturities, prepayments, and calls	—
Transfers into level 3	—
Transfers out of level 3	—
Balance at June 30, 2020	$18,296

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2018	$18,808	$1,335	$20,143
Realized gains (losses) included in earnings	—	—	—
Unrealized gains (losses) included in other comprehensive income (loss)	506	(13)	493
Purchases	—	—	—
Sales	—	—	—
Maturities, prepayments, and calls	(23)	—	(23)
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at June 30, 2019	$19,291	$1,322	$20,613
There were no liabilities measured at fair value on a recurring basis using level 3 inputs at June 30, 2020 and December 31, 2019. For the three and six months ended June 30, 2020 and 2019, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.
The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at June 30, 2020 or December 31, 2019 (dollars in thousands):

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts
June 30, 2020
Obligations of State and Political Subdivisions	$18,296	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond Appraisal Adjustment(1)	0% - 7%
(1) Fair values determined through valuation analysis using coupon, yield (discount margin), liquidity and expected repayment dates.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at June 30, 2020 or December 31, 2019 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
June 30, 2020
Impaired loans	$91	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	35%

December 31, 2019
Impaired loans	$55	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	31%

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	June 30, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$130,964	$130,964	$130,964	$—	$—
Investment securities	260,939	261,151	—	233,593	27,558
Equity securities	19,398	19,398	2,518	16,880	—
Loans, net of allowance	1,797,314	1,814,786	—	—	1,814,786

Financial liabilities:
Deposits, noninterest-bearing	$469,095	$469,095	$—	$469,095	$—
Deposits, interest-bearing	1,420,493	1,485,774	—	—	1,485,774
FHLB short-term advances and repurchase agreements	84,908	84,908	—	84,908	—
FHLB long-term advances	78,500	77,870	—	—	77,870
Junior subordinated debt	5,923	3,863	—	—	3,863
Subordinated debt	43,600	42,480	—	42,480	—
Derivative financial instruments	4,247	4,247	—	4,247	—

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$44,308	$44,308	$44,308	$—	$—
Federal funds sold	387	387	387	—	—
Investment securities	274,214	274,285	—	245,410	28,875
Equity securities	19,315	19,316	2,097	17,219	—
Loans, net of allowance	1,681,275	1,680,364	—	—	1,680,364
Derivative financial instruments	687	687	—	687	—

Financial liabilities:
Deposits, noninterest-bearing	$351,905	$351,905	$—	$351,905	$—
Deposits, interest-bearing	1,355,801	1,368,194	—	—	1,368,194
FHLB short-term advances and repurchase agreements	56,095	56,095	—	56,095	—
FHLB long-term advances	78,500	76,635	—	—	76,635
Junior subordinated debt	5,897	7,747	—	—	7,747
Subordinated debt	43,600	56,399	—	56,399	—

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. INCOME TAXES
The expense for income taxes and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Income tax expense	$1,016	$1,216	$1,165	$2,168
Effective tax rate	19.2%	19.8%	19.3%	19.7%
For both the three and six month periods ended June 30, 2020 and 2019, the effective tax rate differs from the statutory tax rate of 21% due to tax exempt interest income earned on certain investment securities.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments
The Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $0.3 million and $0.1 million at June 30, 2020 and December 31, 2019, respectively.
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
The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	June 30, 2020	December 31, 2019
Commitments to extend credit
Loan commitments	$311,744	$242,180
Standby letters of credit	13,245	11,475
Additionally, at June 30, 2020, the Company had unfunded commitments of $38,000 for its investment in Small Business Investment Company qualified funds.

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
Quantitative information regarding the Company’s operating leases is presented below as of and for the six months ended June 30, 2020 (dollars in thousands).

Total operating lease cost	$293.0
Weighted-average remaining lease term (in years)	9.0
Weighted-average discount rate	2.8%
As of June 30, 2020, the Company’s lease ROU assets and related lease liabilities were $4.1 million and $4.2 million, respectively, and have remaining terms ranging from 4 to 11 years, including extension options if the Company is reasonably certain they will be exercised.
Future minimum lease payments due under non-cancelable operating leases at June 30, 2020 are presented below (dollars in thousands).

2020	$289
2021	593
2022	598
2023	595
2024	515
Thereafter	2,168
Total	$4,758
At June 30, 2020, the Company had not entered into any material leases that have not yet commenced.
On May 29, 2020, the Bank purchased the first floor of its corporate headquarters building, which is currently occupied by multiple tenants. The Bank assumed the existing leases, all of which are operating leases. The Bank, as lessor, recognized rental income of $30,000 for the six months ended June 30, 2020.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13. TRANSACTIONS WITH RELATED PARTIES
On May 29, 2020, the Bank purchased the first floor of its corporate headquarters, located at 10500 Coursey Blvd. in Baton Rouge, Louisiana, from Court Plaza Investments, LLC, a related party entity that is controlled by one of the Company’s board members. Following the purchases of the second and third floors in previous years, the first floor was purchased for $1.8 million and gives the Bank complete ownership of the building, branded as the Investar Tower. The purchase price approximated the appraised value as determined by an independent appraiser.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

When included in this Quarterly Report on Form 10-Q, or in other documents that Investar Holding Corporation (the “Company,” “we,” “our,” or “us”) files with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and similar expressions or the negative version of those words are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. The Company’s forward-looking statements are based on assumptions and estimates that management believes to be reasonable in light of the information available at the time such statements are made. However, many of the matters addressed by these statements are inherently uncertain and could be affected by many factors beyond management’s control. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•the significant risks and uncertainties for our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements in the United States caused by the ongoing COVID-19 pandemic, which will depend on several factors, including the scope and duration of the pandemic, its continued influence on the economy and financial markets, the effectiveness of our work from home arrangements, the impact of market participants on which we rely, and actions taken by governmental authorities and other third parties in response to the pandemic;
•business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate; including evolving risks to economic activity and our customers posed by the COVID-19 pandemic;
•our ability to achieve organic loan and deposit growth, and the composition of that growth;
•changes (or the lack of changes) in interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing;
•possible cessation or market replacement of LIBOR and the related effect on our LIBOR-based financial products and contracts, including, but not limited to, hedging products, debt obligations, investments, and loans;
•the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;
•our dependence on our management team, and our ability to attract and retain qualified personnel;
•changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers;
•inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;
•the concentration of our business within our geographic areas of operation in Louisiana, Texas and Alabama;
•concentration of credit exposure;
•any deterioration in asset quality and higher loan charge-offs, and the time and effort necessary to resolve problem assets;
•a reduction in liquidity, including as a result of a reduction in the amount of deposits we hold or other sources of liquidity;
•impairment of our goodwill and other intangible assets;
•our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;
•difficulties in identifying attractive acquisition opportunities and strategic partners that will complement our relationship banking approach;

•our ability to complete future acquisitions and efficiently integrate completed acquisitions into our operations, meet the regulatory requirements related to such acquisitions, retain the customers of acquired businesses and grow the acquired operations;
•the impact of litigation and other legal proceedings to which we become subject;
•data processing system failures and errors;
•cyber attacks and other security breaches;
•competitive pressures in the commercial finance, retail banking, mortgage lending and consumer finance industries, as well as the financial resources of, and products offered by, competitors;
•the impact of changes in laws and regulations applicable to us, including banking, securities and tax laws and regulations and accounting standards, as well as changes in the interpretation of such laws and regulations by our regulators;
•changes in the scope and costs of FDIC insurance and other coverages;
•governmental monetary and fiscal policies;
•hurricanes, floods, other natural disasters and adverse weather; oil spills and other man-made disasters; acts of terrorism, an outbreak of hostilities or other international or domestic calamities, acts of God and other matters beyond our control; and
•other circumstances, many of which are beyond our control.
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
Recent Developments Related to COVID-19
Overview. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. The global COVID-19 pandemic and the public health response to minimize its impact have had severe adverse and disruptive effects on economic, financial market and oil market conditions beginning in the latter part of the first quarter of 2020, and continuing through the second quarter of 2020 and beyond. Beginning in the first quarter of 2020, government responses to the pandemic included mandated closures of businesses not deemed essential, restrictions on other businesses, and stay-at-home orders or recommendations, along with crowd restrictions, which caused steep increases in unemployment and decreases in consumer and business spending. Government authorities in our markets began allowing the re-opening of businesses and easing other restrictions in the second quarter of 2020; however, starting in mid-June there has been a resurgence of COVID-19 infections in many regions of the country, including Louisiana, where the Company does most of its business. In response, authorities in the Company’s markets have either extended or re-imposed some restrictions.
Legislative and Regulatory Developments. In a measure aimed at lessening the economic impact of COVID-19, the Federal Reserve reduced the federal funds rate to 0 to 0.25% on March 15, 2020. This action by the Federal Reserve followed a prior reduction of the targeted federal funds rates to a range of 1.0% to 1.25% on March 3, 2020. On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the largest economic stimulus package in the nation’s history, which includes the Paycheck Protection Program, described below, in an effort to lessen the impact of COVID-19 on consumers and businesses. As funds available under the Paycheck Protection Program were quickly depleted, on April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was signed into law, which, among other things, increased amounts available under the Program. On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”) was enacted, which among other things, provided expanded relief under the Paycheck Protection Program.

Paycheck Protection Program. Beginning in the second quarter of 2020, the Bank has participated as a lender in the Small Business Administration’s (“SBA”) and U.S. Department of Treasury’s Paycheck Protection Program (“PPP”) as established by the CARES Act and enhanced by the Paycheck Protection Program and Health Care Enhancement Act and the Flexibility Act. The PPP was established to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% and payments are deferred until the date on which the amount of loan forgiveness is determined, but no later than 10 months after the end of the borrower’s covered period described below if the borrower has not applied for loan forgiveness. PPP loans mature two years from origination, or if made on or after June 5, 2020, five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during the eight-week covered period (or, as amended by the Flexibility Act, the 24-week covered period or if shorter to December 31, 2020) following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount. In July 2020, the CARES Act was amended to extend the SBA’s authority to make commitments under the PPP, which had previously expired on June 30, 2020. The PPP resumed taking applications on July 6, 2020 and the new deadline to apply for a PPP loan is August 8, 2020. In April 2020, we began originating loans to qualified small businesses under the PPP. At June 30, 2020, our loan portfolio included 998 PPP loans with a balance of $109.5 million, all of which are included in commercial and industrial loans.
Guidance on Treatment of Pandemic-related Loan Modifications Pursuant to the CARES Act and Interagency Statement. Section 4013 of the CARES Act provides that, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates (the “applicable period”), we may elect to suspend GAAP for loan modifications related to the pandemic that would otherwise be categorized as troubled debt restructurings (“TDRs”) and suspend any determination of a loan modified as a result of the effects of the pandemic as being a TDR, including impairment for accounting purposes. The suspension is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The suspension is not applicable to any adverse impact on the credit of a borrower that is not related to the pandemic.
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

Impact on our Operations. As discussed above, within the states in which we operate, beginning in the first quarter of 2020, many jurisdictions declared health emergencies and executed stay-at-home orders and closed non-essential businesses which impacted our operations as well as the operations of our customers. Starting in mid-June 2020, resurgences in the number of COVID-19 cases have resulted in certain jurisdictions extending or re-imposing restrictions. For example, in Louisiana, where most of our operations are currently located, a stay-at-home order was issued on March 22, 2020, and the State moved into Phase 1 of recovery on May 15, 2020 and Phase 2 on June 4, 2020. Since the Phase 2 order, the State has experienced a significant increase in the number of new COVID-19 positive tests, resulting in the State remaining in Phase 2. Under Phase 2, generally speaking, places of public amusement and bars are closed (except for takeout), most other nonessential businesses are restricted to 50% capacity, crowd sizes are limited to 50 people, face coverings are mandatory and all individuals with a higher risk of severe illness from COVID-19 are urged to stay at home.
Financial services have been identified as a Critical Infrastructure Sector by the Department of Homeland Security, and therefore, our business remains open. To address the issues arising as a result of COVID-19, and in order to facilitate the continued delivery of essential services while maintaining a high level of safety for our customers and employees, we have temporarily closed all of our branch lobbies and corporate headquarters to non-employees, except for certain limited cases by appointment only. We continue to service our consumer and business customers through drive-thrus, ATMs, internet banking, mobile application and telephone. We have expanded our remote-access capabilities so that our workforce has the capability to work from home and have instituted mandatory social distancing policies for those employees not working remotely.
Impact on our financial results for the three and six months ended June 30, 2020. As discussed in further detail below, during the three and six months ended June 30, 2020, we experienced decreased earnings compared to prior quarters, primarily related to the deterioration in the economy caused by the pandemic.
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
Through our wholly-owned subsidiary, the Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses in our primary areas of operation in south Louisiana including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding metropolitan areas, in southeast Texas, including Houston and its surrounding metropolitan areas, and Alice and Victoria, Texas, and in west Alabama, including York and its surrounding area. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter and its name changed to Investar Bank, National Association. We currently operate 24 full service branches in Louisiana, five full service branches in Texas, and two full service branches in Alabama.
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

Termination of Pending Acquisition
On December 20, 2019, we announced that the Company had entered into a definitive agreement (the “Agreement”) to acquire Cheaha Financial Group, Inc. (“Cheaha”), headquartered in Oxford, Alabama, and its wholly-owned subsidiary, Cheaha Bank. According to the terms of the Agreement, we agreed to pay $80.00 in cash consideration for each share of Cheaha common stock, for an aggregate value of approximately $41.1 million. However, after the close of business on June 30, 2020, the Company provided notice of termination of the Agreement to Cheaha because the transactions contemplated by the Agreement were not consummated by the close of business on June 30, 2020. Concurrently with the notice of termination, the related ancillary agreements, including without limitation the Agreement and Plan of Bank Merger, dated as of December 19, 2019, by and between the Bank and Cheaha Bank, were also terminated in accordance with their terms.
The termination of the Agreement came in response to the unpredictable economic conditions resulting from the global health crisis caused by the COVID-19 pandemic, which made it impractical for the Company to complete the strategic transaction contemplated by the Agreement.
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
On November 1, 2019, the Company completed the acquisition of Bank of York, an Alabama state bank located in York, Alabama. All of the issued and outstanding shares of Bank of York common stock were converted into aggregate cash merger consideration of $15.0 million. On the date of acquisition, Bank of York had total assets with a fair value of $101.9 million, including $46.1 million in loans, and $85.0 million in deposits, and served the residents of Sumter County through two branch locations and one loan production office in Tuscaloosa County. The Company recorded a core deposit intangible and goodwill of $0.9 million and $5.0 million, respectively, related to the acquisition of Bank of York.
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
Discussion and Analysis of Financial Condition
For the six months ended June 30, 2020, net income was $4.9 million, or $0.44 per basic and diluted common share, compared to net income of $8.9 million, or $0.89 and $0.88 per basic and diluted common share, respectively, for the six months ended June 30, 2019. Basic and diluted earnings per share decreased mainly as a result of decreased earnings primarily due the increased provision for loan losses recorded in the six months ended June 30, 2020 in response to the changing economic environment amidst the COVID-19 pandemic. For the six months ended June 30, 2020, our net interest margin was 3.47%, return on average assets was 0.44%, and return on average equity was 4.09%. From December 31, 2019 to June 30, 2020, total loans increased $122.0 million, or 7.2%, and total deposits increased $181.9 million, or 10.7%. At June 30, 2020, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations.

Loans
General. Loans constitute our most significant asset, comprising 77% and 79% of our total assets at June 30, 2020 and December 31, 2019, respectively. Total loans increased $122.0 million, or 7.2%, to $1.81 billion at June 30, 2020 compared to $1.69 billion at December 31, 2019. Excluding the loans acquired from PlainsCapital Bank, or $43.1 million at June 30, 2020, total loans increased $78.9 million, or 4.7%, compared to December 31, 2019.
In the second quarter of 2020, the Bank began participating as a lender in the PPP as established by the CARES Act. At June 30, 2020, the balance, net of repayments, of the Bank’s 998 PPP loans originated was $109.5 million, and is included in the commercial and industrial loan portfolio. Eighty-five percent of the total number of PPP loans we have originated have principal balances of $150,000 or less. Excluding PPP loans, total loans increased $12.5 million, or 0.7%, at June 30, 2020 compared to December 31, 2019.
The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands).

	June 30, 2020		December 31, 2019
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Construction and development	$199,419	11.0%	$197,797	11.7%
1-4 Family	326,102	18.0	321,489	19.0
Multifamily	60,617	3.3	60,617	3.6
Farmland	28,845	1.6	27,780	1.6
Commercial real estate
Owner-occupied	371,783	20.5	352,324	20.8
Nonowner-occupied	411,776	22.7	378,736	22.4
Total mortgage loans on real estate	1,398,542	77.1	1,338,743	79.1
Commercial and industrial	390,085	21.5	323,786	19.2
Consumer	25,344	1.4	29,446	1.7
Total loans	$1,813,971	100.0%	$1,691,975	100.0%
At June 30, 2020, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $761.9 million, an increase of $85.8 million, or 12.7%, compared to $676.1 million at December 31, 2019. The owner-occupied commercial real estate and commercial and industrial loans acquired from PlainsCapital totaled $14.3 million at June 30, 2020. The remainder of the increase in the business lending portfolio was driven by the origination of PPP loans, which are included in the commercial and industrial portfolio.
Consumer loans totaled $25.3 million at June 30, 2020, a decrease of $4.1 million, or 13.9%, compared to $29.4 million at December 31, 2019. The decrease in consumer loans is attributable to the scheduled paydowns of the consumer loans, most of which relate to our former indirect auto loan business.

The following table sets forth loans outstanding at June 30, 2020, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$152,200	$23,164	$18,228	$5,607	$220	$199,419
1-4 Family	50,584	90,678	46,380	21,285	117,175	326,102
Multifamily	6,332	36,177	18,108	—	—	60,617
Farmland	8,850	11,446	8,447	102	—	28,845
Commercial real estate
Owner-occupied	61,153	135,958	107,980	53,627	13,065	371,783
Nonowner-occupied	68,989	165,145	150,977	26,665	—	411,776
Total mortgage loans on real estate	348,108	462,568	350,120	107,286	130,460	1,398,542
Commercial and industrial	141,722	209,693	23,824	6,755	8,091	390,085
Consumer	5,739	18,222	1,122	256	5	25,344
Total loans	$495,569	$690,483	$375,066	$114,297	$138,556	$1,813,971
Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2020 and December 31, 2019, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.
Our loan portfolio includes loans to businesses in certain industries that may be more significantly affected by the pandemic than others. These loans, including loans related to oil and gas, food services, hospitality, and entertainment, represented approximately 6.8% of our total loan portfolio, or 5.8% excluding PPP loans, at June 30, 2020, as shown below.

Industry	Percentage of Loan Portfolio	Percentage of Loan Portfolio (excluding PPP loans)
Oil and gas	3.5%	2.7%
Food services	2.4	2.2
Hospitality	0.4	0.4
Entertainment	0.5	0.5
Total	6.8%	5.8%
Loan Deferral Program. In response to the COVID-19 pandemic, beginning in the first quarter of 2020, the Bank has offered short-term modifications to borrowers impacted by the pandemic who are current and otherwise not past due. These currently include short-term modifications of 90 days or less, in the form of deferrals of payment of principal and interest, principal only, or interest only, and fee waivers. As of August 3, 2020, the Bank had processed approximately 1,800 payment deferral requests totaling $607 million. As of June 30, 2020, the balance of loans participating in the 90-day deferral program was approximately $490.3 million, or 27.0% of the total loan portfolio. Of these loans, 73% have deferrals of principal and interest, 17% have deferrals of principal only, and 10% have deferrals of interest only. As of August 3, 2020, the balance of loans participating in the 90-day deferral program was $98.8 million, or 5% of the total loan portfolio. This balance includes loans with a deferral period that had not yet expired, and is inclusive of $39.8 million of loans to borrowers who requested a second 90-day deferral period. The Bank continues to support borrowers experiencing financial hardships related to the pandemic and expects to process additional deferrals requested by qualified borrowers. Therefore, we may experience fluctuations in the balance of loans participating in the deferral program throughout the year. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual.

Investment Securities
We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 11.1% of our total assets and totaled $260.9 million at June 30, 2020, a decrease of $13.3 million, or 4.8%, from $274.2 million at December 31, 2019. The decrease in investment securities at June 30, 2020 compared to December 31, 2019 primarily resulted from net sales of obligations of state and political subdivisions and residential and commercial mortgage-backed securities.
The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	June 30, 2020		December 31, 2019
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of U.S. government agencies and corporations	$42,001	16.1%	$33,651	12.3%
Obligations of state and political subdivisions	33,741	12.9	42,936	15.7
Corporate bonds	24,652	9.5	19,163	6.9
Residential mortgage-backed securities	94,436	36.2	106,868	39.0
Commercial mortgage-backed securities	66,109	25.3	71,596	26.1
Total	$260,939	100.0%	$274,214	100.0%
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
The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at June 30, 2020 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$790	5.88%	$3,575	5.88%	$4,888	3.59%	$—	—%
Residential mortgage-backed securities	—	—	—	—	—	—	4,800	2.80
Available for sale:
Obligations of U.S. government agencies and corporations	142	3.13	876	2.55	38,327	1.83	2,642	1.75
Obligations of state and political subdivisions	88	2.96	335	3.28	8,878	2.71	14,784	3.92
Corporate bonds	651	4.39	8,168	2.60	16,107	4.10	—	—
Residential mortgage-backed securities	81	3.03	—	—	—	—	86,421	2.44
Commercial mortgage-backed securities	—	—	1,415	2.93	5,642	1.07	57,618	2.10
	$1,752		$14,369		$73,842		$166,265
The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.

Goodwill
At March 31, 2020, we evaluated potential triggering events that may be indicators that our goodwill was impaired. The events included economic disruption and uncertainty surrounding the COVID-19 pandemic and the associated volatility in the financial markets which caused a significant decline in our market capitalization. As a result of the significant decline in our market capitalization in the first quarter of 2020, we performed an interim goodwill impairment test as of March 31, 2020. Factors considered in our impairment evaluation included the uncertainty related to the pandemic’s impact on our business and our customers’ businesses, the Company’s revised financial forecast in light of current market conditions, and changes in discount rates as a result of uncertainty in the market. Based on our evaluation, we concluded that our goodwill was not impaired as of March 31, 2020. As the economic disruption and uncertainty surrounding the COVID-19 pandemic, as well as the associated volatility in the financial markets continued through the second quarter of 2020, management continued to evaluate goodwill impairment indicators as of June 30, 2020. Based upon management’s procedures, including an assessment of changes to assumptions from the interim quantitative impairment analysis performed as of March 31, 2020, management determined that it was not more likely than not that the goodwill balance of $28.1 million at June 30, 2020 was impaired.
A prolonged pandemic, or any other event that harms the global or U.S. economies, could adversely affect our operations and negatively impact our financial condition and results of operations, which may require further evaluation in subsequent reporting periods, prior to our annual impairment test performed in the fourth quarter, and could result in an impairment charge.
Deposits
The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at June 30, 2020 and December 31, 2019 (dollars in thousands).

	June 30, 2020		December 31, 2019
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$469,095	24.8%	$351,905	20.6%
Interest-bearing demand deposits	437,821	23.2	335,478	19.6
Money market deposit accounts	183,371	9.7	198,999	11.7
Savings accounts	129,157	6.8	115,324	6.8
Time deposits	670,144	35.5	706,000	41.3
Total deposits	$1,889,588	100.0%	$1,707,706	100.0%
Total deposits were $1.9 billion at June 30, 2020, an increase of $181.9 million, or 10.7%, compared to December 31, 2019. We acquired approximately $37.0 million in deposits from PlainsCapital Bank in the first quarter of 2020. Excluding deposits acquired from PlainsCapital Bank, deposits increased $144.9 million, or 8.5%, compared to December 31, 2019.
Noninterest-bearing and interest-bearing demand deposits experienced the largest increases compared to December 31, 2019. These increases were primarily driven by government stimulus payments, reduced spending by consumer and business customers related to the COVID-19 pandemic, and increases in PPP borrowers’ deposit accounts. We believe these factors may be temporary depending on the future economic effects of the COVID-19 pandemic.
As the state of the economy and financial markets deteriorated during the first and second quarters of 2020 in response to the global pandemic, customers desired increased security of funds and transferred holdings into fully-insured checking accounts, or our Assured Checking product, shown in interest-bearing demand deposits in the table above.

The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at June 30, 2020 and December 31, 2019 (dollars in thousands).

	June 30, 2020		December 31, 2019
	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Time remaining until maturity:
Three months or less	$139,147	$1,031	$89,995	$2,162
Over three months through six months	90,732	798	74,759	1,421
Over six months through twelve months	120,310	4,106	198,801	1,852
Over one year through three years	85,045	4,244	90,541	4,954
Over three years	13,189	1,601	13,935	1,629
	$448,423	$11,780	$468,031	$12,018
Borrowings
Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bank and The Independent Bankers Bank totaling $60.0 million, subordinated debt issued in 2017 and 2019, and junior subordinated debentures assumed through acquisitions.
Securities sold under agreements to repurchase increased $1.9 million to $4.9 million at June 30, 2020 from $3.0 million at December 31, 2019. Our advances from the FHLB were $158.5 million at June 30, 2020, an increase of $26.9 million, or 20.4%, from FHLB advances of $131.6 million at December 31, 2019. We had no outstanding balances drawn on unsecured lines of credit at June 30, 2020 or December 31, 2019. The carrying value of the subordinated debt was $42.9 million at June 30, 2020 and December 31, 2019. The $5.9 million in junior subordinated debt at both June 30, 2020 and December 31, 2019 represents the junior subordinated debentures that we assumed through acquisition.
The average balances and cost of funds of short-term borrowings for the six months ended June 30, 2020 and 2019 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Federal funds purchased and other short-term borrowings	$67,045	$128,675	1.24%	2.19%
Securities sold under agreements to repurchase	3,960	2,846	0.47	2.01
Total short-term borrowings	$71,005	$131,521	1.20%	2.17%
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

Results of Operations
Performance Summary
Three months ended June 30, 2020 vs. three months ended June 30, 2019. For the three months ended June 30, 2020, net income was $4.3 million, or $0.39 per basic and diluted common share, compared to net income of $4.9 million, or $0.49 per basic common share and $0.48 per diluted common share, for the three months ended June 30, 2019. The primary driver of the decrease in net income is related to the state of the economy and financial markets at June 30, 2020. As discussed above and as shown on the consolidated statement of income for the three months ended June 30, 2020, a provision for loan losses of $2.5 million was recorded, primarily attributable to the COVID-19 pandemic. Return on average assets decreased to 0.75% for the three months ended June 30, 2020 compared to 1.01% for the three months ended June 30, 2019. Return on average equity was 7.26% for the three months ended June 30, 2020 compared to 9.70% for the three months ended June 30, 2019.
Six months ended June 30, 2020 vs. six months ended June 30, 2019. For the six months ended June 30, 2020, net income was $4.9 million, or $0.44 per basic and diluted common share, compared to net income of $8.9 million, or $0.89 per basic common share and $0.88 per diluted common share, for the six months ended June 30, 2019. The primary drivers of the decrease in net income are related to the state of the economy and financial markets, as mentioned above. As discussed above and as shown on the consolidated statement of income for the six months ended June 30, 2020, a provision for loan losses of $6.3 million was recorded, primarily attributable to the COVID-19 pandemic, compared to a provision for loan losses of $0.6 million for the six months ended June 30, 2019, and the fair value of equity securities decreased by $0.8 million due to the condition of the financial markets. Return on average assets decreased to 0.44% for the six months ended June 30, 2020 compared to 0.94% for the six months ended June 30, 2019. Return on average equity was 4.09% for the six months ended June 30, 2020 compared to 9.06% for the six months ended June 30, 2019.
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
Three months ended June 30, 2020 vs. three months ended June 30, 2019. Net interest income increased 12.3% to $18.3 million for the three months ended June 30, 2020 compared to $16.3 million for the same period in 2019. This increase is due primarily to the $266.9 million increase in average loans, including an average PPP loan balance of $78.9 million, compared to the same period in 2019, resulting in a $1.4 million increase in interest income, discussed in more detail below. Average interest-bearing deposits increased approximately $166.8 million and average short- and long-term borrowings decreased $7.0 million for the three months ended June 30, 2020 compared to the same period in 2019, resulting in a $0.6 million decrease in interest expense, also discussed in more detail below. The increases in both average interest-earning assets and interest-bearing liabilities are results of both organic growth of the Company and the acquisition of Bank of York on November 1, 2019 and the acquisition of two branch locations of PlainsCapital Bank on February 21, 2020.
Interest income was $23.8 million, including $0.8 million of interest and fees for PPP loans, for the three months ended June 30, 2020, compared to $22.4 million for the same period in 2019. Loan interest income made up substantially all of our interest income for the three months ended June 30, 2020 and 2019. An increase in interest income of $3.9 million, can be attributed to an increase in the volume of interest-earning assets and a decrease of $2.4 million can be attributed to a decrease in the yield earned on those assets. The overall yield on interest-earning assets was 4.49% and 4.93% for the three months ended June 30, 2020 and 2019, respectively. The loan portfolio yielded 4.97% for the three months ended June 30, 2020 compared to 5.33% for the three months ended June 30, 2019, while the yield on the investment portfolio was 2.14% for the three months ended June 30, 2020 compared to 2.86% for the three months ended June 30, 2019.
Interest expense was $5.5 million for the three months ended June 30, 2020, a decrease of $0.6 million compared to interest expense of $6.1 million for the three months ended June 30, 2019. An increase in interest expense of $0.6 million resulted from the increase in volume and a decrease of $1.2 million resulted from the decrease in the cost of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $159.8 million for the three months ended June 30, 2020 compared to the same period in 2019 mainly as a result of a $166.8 million increase in interest-bearing deposits, as average short- and long-term borrowings decreased $7.0 million. Average short-term debt decreased while average long-term debt increased, primarily due to our issuance of subordinated notes in November 2019. The cost of deposits decreased 32 basis points to 1.20%

for the three months ended June 30, 2020 compared to 1.52% for the three months ended June 30, 2019 as a result of the decrease in the rates offered for our all of our interest-bearing deposit products, which are driven by the federal funds target rate. Management also made a strategic decision to either reprice or run-off higher yielding time deposits and other interest-bearing deposit products during the first and second quarters of 2020, which contributed to our decreased cost of deposits compared to the quarter ended June 30, 2019. The cost of interest-bearing liabilities decreased 31 basis points to 1.36% for the three months ended June 30, 2020 compared to 1.67% for the same period in 2019, due to the decrease in the cost of deposits. The increase in the cost of long-term debt was driven by the $25.0 million in fixed-to-floating rate subordinated notes issued in November 2019, which currently have an interest rate of 5.125%.
Net interest margin was 3.46% for the three months ended June 30, 2020, a decrease of 13 basis points from 3.59% for the three months ended June 30, 2019. The decrease in net interest margin was primarily driven by a decrease in the yield earned on our interest-earning assets.
Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended June 30, 2020 and 2019. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense (1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,789,863	$22,118	4.97%	$1,523,004	$20,233	5.33%
Securities:
Taxable	244,703	1,253	2.06	238,150	1,726	2.94
Tax-exempt	29,150	202	2.79	31,554	197	2.51
Interest-earning balances with banks	66,520	229	1.38	30,488	232	3.05
Total interest-earning assets	2,130,236	23,802	4.49	1,823,196	22,388	4.93
Cash and due from banks	25,900			23,154
Intangible assets	32,561			26,501
Other assets	121,706			88,486
Allowance for loan losses	(14,321)			(9,778)
Total assets	$2,296,082			$1,951,559
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$597,022	$827	0.56%	$504,541	$1,333	1.06%
Savings deposits	125,680	94	0.30	113,179	126	0.45
Time deposits	680,466	3,269	1.93	618,604	3,225	2.09
Total interest-bearing deposits	1,403,168	4,190	1.20	1,236,324	4,684	1.52
Short-term borrowings	84,447	233	1.11	127,196	685	2.16
Long-term debt	127,807	1,040	3.27	92,103	688	2.99
Total interest-bearing liabilities	1,615,422	5,463	1.36	1,455,623	6,057	1.67
Noninterest-bearing deposits	424,344			277,822
Other liabilities	19,665			14,203
Stockholders’ equity	236,651			203,911
Total liabilities and stockholders’ equity	$2,296,082			$1,951,559
Net interest income/net interest margin		$18,339	3.46%		$16,331	3.59%

(1)Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

	Three months ended June 30, 2020 vs. three months ended June 30, 2019
	Volume	Rate	Net(1)
Interest income:
Loans	$3,545	$(1,660)	$1,885
Securities:
Taxable	48	(521)	(473)
Tax-exempt	(15)	20	5
Interest-earning balances with banks	274	(277)	(3)
Total interest-earning assets	3,852	(2,438)	1,414
Interest expense:
Interest-bearing demand deposits	245	(751)	(506)
Savings deposits	14	(46)	(32)
Time deposits	322	(278)	44
Short-term borrowings	(230)	(222)	(452)
Long-term debt	266	86	352
Total interest-bearing liabilities	617	(1,211)	(594)
Change in net interest income	$3,235	$(1,227)	$2,008
(1)Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
Six months ended June 30, 2020 vs. six months ended June 30, 2019. Net interest income increased 13.3% to $35.7 million for the six months ended June 30, 2020 compared to $31.5 million for the same period in 2019. This increase is due primarily to the $264.8 million increase in average loans compared to the same period in 2019, resulting in a $4.3 million increase in interest income, discussed in more detail below. Average interest-bearing deposits increased approximately $177.3 million and average short- and long-term borrowings decreased $24.6 million for the six months ended June 30, 2020 compared to the same period in 2019, resulting in a $0.2 million increase in interest expense, also discussed in more detail below. The increases in both average interest-earning assets and interest-bearing liabilities are results of both organic growth of the Company and the acquisition of Bank of York on November 1, 2019 and the acquisition of two branch locations of PlainsCapital Bank on February 21, 2020.
Interest income was $47.4 million, including $0.8 million of interest and fees for PPP loans, for the six months ended June 30, 2020 compared to $43.1 million for the same period in 2019. Loan interest income made up substantially all of our interest income for the six months ended June 30, 2020 and 2019. An increase in interest income of $7.3 million can be attributed to an increase in the volume of interest-earning assets and a decrease of $2.9 million can be attributed to a decrease in the yield earned on those assets. The overall yield on interest-earning assets was 4.61% and 4.87% for the six months ended June 30, 2020 and 2019, respectively. The loan portfolio yielded 5.05% for the six months ended June 30, 2020 compared to 5.28% for the six months ended June 30, 2019, while the yield on the investment portfolio was 2.30% for the six months ended June 30, 2020 compared to 2.85% for the six months ended June 30, 2019.
Interest expense was $11.7 million for the six months ended June 30, 2020, an increase of $0.2 million compared to interest expense of $11.6 million for the six months ended June 30, 2019. An increase in interest expense of $1.2 million resulted from the increase in volume and a decrease of $1.0 million resulted from the decrease in the cost of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $152.7 million for the six months ended June 30, 2020 compared to the same period in 2019 mainly as a result of a $177.3 million increase in interest-bearing deposits, as average short- and long-term borrowings decreased $24.6 million. Average short-term debt decreased while average long-term debt increased, primarily due to our issuance of subordinated notes in November 2019. The cost of deposits decreased 12 basis points to 1.34% for the six months ended June 30, 2020 compared to 1.46% for the six months ended June 30, 2019 as a result of the decrease in the rates offered for our interest-bearing demand deposits and savings accounts. The cost of interest-bearing liabilities decreased 14 basis points to 1.49% for the six months ended June 30, 2020 compared to 1.63% for the same period in 2019, primarily due to the decrease in the cost of deposits. The increase in the cost of long-term debt was driven by the $25.0 million in fixed-to-floating rate subordinated notes issued in November 2019, which currently have an interest rate of 5.125%.

Net interest margin was 3.47% for the six months ended June 30, 2020, a decrease of nine basis points from 3.56% for the six months ended June 30, 2019. The decrease in net interest margin was primarily driven by a decrease in the yield earned on our interest-earning assets.
Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the six months ended June 30, 2020 and 2019. Averages presented in the table below are daily averages (dollars in thousands).

	Six months ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense (1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,744,935	$43,787	5.05%	$1,480,139	$38,777	5.28%
Securities:
Taxable	247,142	2,763	2.25	240,594	3,455	2.90
Tax-exempt	28,704	387	2.71	31,937	394	2.49
Interest-earning balances with banks	49,443	486	1.98	30,867	448	2.96
Total interest-earning assets	2,070,224	47,423	4.61	1,783,537	43,074	4.87
Cash and due from banks	26,230			21,660
Intangible assets	31,930			24,413
Other assets	114,448			83,206
Allowance for loan losses	(12,533)			(9,672)
Total assets	$2,230,299			$1,903,144
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$576,782	$2,030	0.71%	$504,333	$2,687	1.07%
Savings deposits	121,416	223	0.37	108,865	245	0.45
Time deposits	689,203	6,969	2.03	596,894	5,858	1.98
Total interest-bearing deposits	1,387,401	9,222	1.34	1,210,092	8,790	1.46
Short-term borrowings	71,005	423	1.20	131,521	1,418	2.17
Long-term debt	129,027	2,104	3.28	93,126	1,379	2.99
Total interest-bearing liabilities	1,587,433	11,749	1.49	1,434,739	11,587	1.63
Noninterest-bearing deposits	384,114			258,550
Other liabilities	18,620			12,950
Stockholders’ equity	240,132			196,905
Total liabilities and stockholders’ equity	$2,230,299			$1,903,144
Net interest income/net interest margin		$35,674	3.47%		$31,487	3.56%
(1)Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the six months ended June 30, 2020 compared to the same period in 2019 (dollars in thousands).

	Six months ended June 30, 2020 vs. six months ended June 30, 2019
	Volume	Rate	Net(1)
Interest income:
Loans	$6,937	$(1,927)	$5,010
Securities:
Taxable	94	(786)	(692)
Tax-exempt	(40)	33	(7)
Interest-earning balances with banks	270	(232)	38
Total interest-earning assets	7,261	(2,912)	4,349
Interest expense:
Interest-bearing demand deposits	386	(1,043)	(657)
Savings deposits	28	(50)	(22)
Time deposits	906	205	1,111
Short-term borrowings	(653)	(342)	(995)
Long-term debt	532	193	725
Total interest-bearing liabilities	1,199	(1,037)	162
Change in net interest income	$6,062	$(1,875)	$4,187
(1)Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
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
Three months ended June 30, 2020 vs. three months ended June 30, 2019. Total noninterest income increased $2.2 million, or 125.7%, to $3.9 million for the three months ended June 30, 2020 compared to $1.7 million for the three months ended June 30, 2019. The increase in noninterest income is mainly attributable to the $1.0 million increases in both the gain on sale of investment securities and other operating income. Other operating income includes, among other things, credit card and ATM fees, derivative fee income, and income in an equity method investment.
Six months ended June 30, 2020 vs. six months ended June 30, 2019. Total noninterest income increased $2.0 million, or 66.1%, to $5.0 million for the six months ended June 30, 2020 compared to $3.0 million for the six months ended June 30, 2019. The increase in noninterest income is mainly attributable to the $1.1 million and $1.4 million increases in the gain on sale of investment securities and other operating income, respectively. These increases were partially offset by a $0.6 million decrease in the fair value of equity securities during the six months ended June 30, 2020 compared to a $0.2 million increase in the prior-year period.
The change in the fair value of equity securities during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 is attributable to closing prices and mix of equity securities held by the Company at June 30, 2020 and fluctuates with market activity. Due to the condition of the financial markets at the end of the second quarter in response to the COVID-19 pandemic, the Company recorded a $0.6 million loss on its equity securities.
Noninterest Expense
Three months ended June 30, 2020 vs. three months ended June 30, 2019. Total noninterest expense was $14.5 million for the three months ended June 30, 2020, an increase of $2.9 million, or 25.3%, compared to the same period in 2019. The increase is primarily attributable to increases in salaries and employee benefits and other operating expense. The $1.5 million increase in salaries and employee benefits compared to the three months ended June 30, 2019 is mainly attributable to the increased number of employees as a result of our growth, both organically and through acquisition. With the acquisitions of Bank of York and the PlainsCapital Bank branches, which together added four branch locations and related staff, as well as the opening of two de novo branches in the fourth quarter of 2019, the Company had 336 full-time equivalent employees at June 30, 2020, compared to 283 at June 30, 2019. Salaries and employee benefits for the three months ended June 30, 2020 also include a $0.3 million severance charge from strategic staffing reductions at the end of the quarter. The $0.6 million increase in other operating expenses compared to the three months ended June 30, 2019 is also attributable to the Bank’s acquisition activity and de novo branches discussed above.
Six months ended June 30, 2020 vs. six months ended June 30, 2019. Total noninterest expense was $28.4 million for the six months ended June 30, 2020, an increase of $5.5 million, or 24.2%, compared to the same period in 2019. The increase is primarily attributable to increases in salaries and employee benefits and other operating expense. The $3.0 million increase in salaries and employee benefits compared to the six months ended June 30, 2019 is mainly attributable to the increased number of employees, discussed above. The $1.2 million increase in other operating expenses compared to the six months ended June 30, 2019 is also attributable to the Bank’s acquisition activity and de novo branches discussed above.
Income Tax Expense
Income tax expense for the three months ended June 30, 2020 was $1.0 million, a decrease of $0.2 million compared to $1.2 million for the three months ended June 30, 2019. The effective tax rate for the three months ended June 30, 2020 and June 30, 2019 was 19.2% and 19.8%, respectively.
Income tax expense for the six months ended June 30, 2020 was $1.2 million, a decrease of $1.0 million compared to $2.2 million for the six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2020 and 2019 was 19.3% and 19.7%, respectively. Management expects the Company’s effective tax rate to approximate 20% in 2020.
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
•Pass (grades 1-6) – Loans not falling into one of the categories below are considered pass. These loans have high credit characteristics and financial strength. The borrowers at least generate profits and cash flow that are in line with peer and industry standards and have debt service coverage ratios above loan covenants and our policy guidelines. For some of these loans, a guaranty from a financially capable party mitigates characteristics of the borrower that might otherwise result in a lower grade.
•Special Mention (grade 7) – Loans classified as special mention possess some credit deficiencies that need to be corrected to avoid a greater risk of default in the future. For example, financial ratios relating to the borrower may have deteriorated. Often, a special mention categorization is temporary while certain factors are analyzed or matters addressed before the loan is re-categorized as either pass or substandard.
•Substandard (grade 8) – Loans rated as substandard are inadequately protected by the current net worth and paying capacity of the borrower or the liquidation value of any collateral. If deficiencies are not addressed, it is likely that this category of loan will result in the Bank incurring a loss. Where a borrower has been unable to adjust to industry or general economic conditions, the borrower’s loan is often categorized as substandard.

•Doubtful (grade 9) – Doubtful loans are substandard loans with one or more additional negative factors that makes full collection of amounts outstanding, either through repayment or liquidation of collateral, highly questionable and improbable.
•Loss (grade 10) – Loans classified as loss have deteriorated to such a point that it is not practicable to defer writing off the loan. For these loans, all efforts to remediate the loan’s negative characteristics have failed and the value of the collateral, if any, has severely deteriorated relative to the amount outstanding. Although some value may be recovered on such a loan, it is not significant in relation to the amount borrowed.
At June 30, 2020 and December 31, 2019, there were no loans classified as loss. There were no loans classified as doubtful at June 30, 2020, compared to $0.1 million at December 31, 2019. At June 30, 2020 and December 31, 2019, there were $16.9 million and $8.7 million, respectively, of loans classified as substandard, and $8.3 million and $4.4 million, respectively, of loans classified as special mention.
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
Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by type. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $16.7 million at June 30, 2020, an increase from $10.7 million at December 31, 2019. The primary reason for the increase in the allowance for loan losses is the change in economic conditions in response to the COVID-19 pandemic.
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

Impaired loans at June 30, 2020, which include TDRs and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses, were $14.1 million compared to $2.5 million at December 31, 2019. The increase in impaired loans at June 30, 2020 is primarily due to one commercial and industrial oil and gas loan relationship totaling $6.4 million, included in nonaccrual loans, and one commercial real estate loan relationship totaling $2.7 million, included in TDRs. At June 30, 2020 and December 31, 2019, $0.2 million and $0.1 million, respectively, of the allowance for loan losses was specifically allocated to impaired loans.
The provision for loan losses is a charge to expense in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the six months ended June 30, 2020 and 2019, the provision for loan losses was $6.3 million and $0.6 million, respectively. Additional provision for loan losses was recorded in the six months ended June 30, 2020 primarily as a result of the deterioration of market conditions which have been adversely affected by the COVID-19 pandemic. Although we have not yet experienced charge-offs directly related to the pandemic, the Company continues to assess the impact the pandemic may have on its loan portfolio to determine the need for additional reserves.
Acquired loans that are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. Because ASC 310-30 does not permit carry over or recognition of an allowance for loan losses, we may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses if future cash flows deteriorate below initial projections. There was no additional provision for loan losses recorded for ASC 310-30 loans during the six months ended June 30, 2020.
The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	June 30, 2020	December 31, 2019
Construction and development	$2,058	$1,201
1-4 Family	2,838	1,490
Multifamily	486	387
Farmland	207	101
Commercial real estate	7,129	4,424
Total mortgage loans on real estate	12,718	7,603
Commercial and industrial	3,336	2,609
Consumer	603	488
Total	$16,657	$10,700
As discussed above, the balance in the allowance for loan losses is principally influenced by the provision for loan losses and net loan loss experience. Additions to the allowance are charged to the provision for loan losses. Losses are charged to the allowance as incurred and recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected. The table below reflects the activity in the allowance for loan losses for the periods indicated (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Allowance at beginning of period	$14,233	$9,642	$10,700	$9,454
Provision for loan losses	2,500	369	6,260	634
Charge-offs:
Mortgage loans on real estate:
Construction and development	—	(51)	—	(51)
1-4 Family	—	—	(160)	—
Commercial real estate	(76)	—	(76)	—
Commercial and industrial	—	—	(7)	—
Consumer	(75)	(69)	(170)	(173)
Total charge-offs	(151)	(120)	(413)	(224)
Recoveries
Mortgage loans on real estate:
Construction and development	9	15	22	16
1-4 Family	5	5	9	7
Commercial real estate	31	—	31	—
Commercial and industrial	3	1	5	12
Consumer	27	12	43	25
Total recoveries	75	33	110	60
Net charge-offs	(76)	(87)	(303)	(164)
Balance at end of period	$16,657	$9,924	$16,657	$9,924
Net charge-offs to:
Loans - average	—%	0.01%	0.02%	0.01%
Allowance for loan losses	0.46%	0.88%	1.82%	1.65%
Allowance for loan losses to:
Total loans	0.92%	0.64%	0.92%	0.64%
Nonperforming loans	127.62%	173.43%	127.62%	173.43%
The allowance for loan losses to total loans was 0.92% and 0.64% at June 30, 2020 and 2019, respectively. The allowance for loan losses to nonperforming loans decreased to 127.62% at June 30, 2020 compared to 173.43% at June 30, 2019. The increase in the allowance for loan losses to total loans at June 30, 2020 is primarily due to the large increase in the allowance for loan losses in response to the deterioration of economic conditions related to the COVID-19 pandemic compared to June 30, 2019. The decrease in the allowance for loan losses to nonperforming loans is due to the increase in nonperforming loans, which increased to $13.1 million at June 30, 2020 compared to $5.7 million at June 30, 2019.
Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs, which include recoveries of amounts previously charged off, for the three and six months ended June 30, 2020 were $0.1 million and $0.3 million, respectively, equal to 0.00% and 0.02%, respectively, of the average loan balance for each period. Net charge-offs for the three and six months ended June 30, 2019 were $0.1 million and $0.2 million, respectively, equal to 0.01% of the average loan balance for each period.

Management believes the allowance for loan losses at June 30, 2020 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to the scope and duration of the COVID-19 pandemic and its continued influence on the economy, other unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

Nonperforming Assets and Restructured Loans. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal and interest is delinquent for 90 days or more. However, under the CARES Act and guidance from regulatory agencies, certain loans modified due to pandemic-related hardships are not accounted for as past due or nonaccrual. Additionally, management may elect to continue the accrual when the estimated net available value of collateral is sufficient to cover the principal balance and accrued interest. It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period of repayment performance by the borrower.
Another category of assets which contributes to our credit risk is troubled debt restructurings (“TDRs”), or restructured loans. A restructured loan is a loan for which a concession that is not insignificant has been granted to the borrower due to a deterioration of the borrower’s financial condition and which is performing in accordance with the new terms. Such concessions may include reduction in interest rates, deferral of interest or principal payments, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. We strive to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before such loan reaches nonaccrual status. In evaluating whether to restructure a loan, management analyzes the long-term financial condition of the borrower, including guarantor and collateral support, to determine whether the proposed concessions will increase the likelihood of repayment of principal and interest. Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days past due or placed on nonaccrual status are reported as nonperforming loans.
There were 24 loans classified as TDRs at June 30, 2020 that totaled $5.3 million, compared to 18 loans totaling $1.5 million at December 31, 2019. At June 30, 2020, 13 of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, seven of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, two restructured loans were considered TDRs due to principal payment forbearance paying interest only for a specified period of time, one restructured loan was considered a TDR due to a reduction in principal payments on a modified payment schedule, and one restructured loan was considered a TDR due to additional funding over the original loan amount. As of June 30, 2020 and December 31, 2019, two of the TDRs, consisting of one construction and development loan totaling $0.3 million and one 1-4 family loan totaling $0.2 million, were in default of their modified terms and are included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.
The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans for which information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	As of and for the six months ended	As of and for the year ended
	June 30, 2020	December 31, 2019
Nonaccrual loans	$12,763	$5,490
Accruing loans past due 90 days or more	289	795
Total nonperforming loans	$13,052	$6,285
TDRs	4,852	1,020
Total nonperforming loans and restructured loans	$17,904	$7,305
Interest income recognized on nonperforming loans and restructured loans	$370	$144
Interest income foregone on nonperforming loans and restructured loans	$155	$300
Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 0.72% and 0.37% of total loans at June 30, 2020 and December 31, 2019, respectively.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value, less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. No other real estate owned was sold during the three months ended June 30, 2020. Other real estate owned with a cost basis of $0.1 million was sold during the six months ended June 30, 2020, resulting in a gain of $26,000 for the period. Other real estate owned with a cost basis of $0.2 million and $3.5 million was sold during the three and six months ended June 30, 2019, resulting in a gain of $13,000 and $18,000 for the respective periods. At June 30, 2020, approximately $0.6 million of loans secured by real estate were in the process of foreclosure, all of which are consumer mortgage loans secured by residential real estate property.
The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	June 30, 2020	December 31, 2019
1-4 Family	$28	$133
Commercial real estate	41	—
Total other real estate owned	$69	$133
Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Six months ended June 30,
	2020	2019
Balance, beginning of period	$133	$3,611
Transfers from acquired loans	41	—
Acquired other real estate owned	—	1,407
Sales of other real estate owned	(105)	(3,489)
Balance, end of period	$69	$1,529
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
Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At June 30, 2020, the Bank was within the policy guidelines for asset/liability management.
The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of June 30, 2020
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+300	3.3%
+200	2.1%
+100	1.1%
-100	—%

(1)The percentage change in this column represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.
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
Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At June 30, 2020 and December 31, 2019, 70% and 68% of our total assets, respectively, were funded by core deposits.
Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At June 30, 2020, securities with a carrying value of $114.2 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $89.5 million in pledged securities at December 31, 2019.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2020, the balance of our outstanding advances with the FHLB was $158.5 million, an increase from $131.6 million at December 31, 2019. The total amount of the remaining credit available to us from the FHLB at June 30, 2020 was $617.7 million.
Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $4.9 million of repurchase agreements outstanding at June 30, 2020 compared to $3.0 million of repurchase agreements outstanding at December 31, 2019.
We maintain unsecured lines of credit with other commercial banks totaling $60.0 million. The lines of credit mature at various times within the next year. We had no outstanding balances on our unsecured lines of credit at June 30, 2020 and December 31, 2019.
In addition, at both June 30, 2020 and December 31, 2019, we had $43.6 million in aggregate principal amount of subordinated debt outstanding. For additional information, see our Annual Report on Form 10-K for the year ended December 31, 2019, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discussion and Analysis of Financial Condition - Borrowings - 2029 Notes and 2027 Notes” and Note 11 to the financial statements included in such report.
Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. From time to time, we may hold brokered deposits, as defined for federal regulatory purposes, included in our interest-bearing demand deposit balance, as well as QwickRate® deposits, included in our time deposit balance, which we obtain through a qualified network to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At both June 30, 2020 and December 31, 2019, we did not hold any brokered deposits. At June 30, 2020, we held $114.5 million of QwickRate® deposits, an increase compared to $101.8 million at December 31, 2019.
The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three and six month periods ended June 30, 2020 and 2019.

	Percentage of Total		Percentage of Total		Cost of Funds		Cost of Funds
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Noninterest-bearing demand deposits	21%	15%	19%	14%	—%	—%	—%	—%
Interest-bearing demand deposits	29	30	29	31	0.56	1.06	0.71	1.07
Savings accounts	6	6	6	6	0.30	0.45	0.37	0.45
Time deposits	34	35	35	35	1.93	2.09	2.03	1.98
Short-term borrowings	4	8	4	8	1.11	2.16	1.20	2.17
Long-term borrowed funds	6	6	7	6	3.27	2.99	3.28	2.99
Total deposits and borrowed funds	100%	100%	100%	100%	1.07%	1.40%	1.20%	1.38%
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

During the six months ended June 30, 2020, the Company paid $1.3 million in dividends, compared to $1.0 million during the six months ended June 30, 2019. The Company declared dividends on its common stock of $0.12 per share during the six months ended June 30, 2020 compared to dividends of $0.1076 per share during the six months ended June 30, 2019. Our board of directors has authorized a share repurchase program and, at June 30, 2020, the Company had 196,861 shares of its common stock remaining authorized for repurchase under the program. During the six months ended June 30, 2020, the Company paid $7.8 million to repurchase its shares, compared to $7.9 million during the six months ended June 30, 2019. During the six months ended June 30, 2020, the Company repurchased 429,473 shares of its common stock, compared to 341,199 shares during the six months ended June 30, 2019.
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
The Company and the Bank each were in compliance with all regulatory capital requirements at June 30, 2020 and December 31, 2019. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
June 30, 2020
Investar Holding Corporation:
Tier 1 leverage capital	$210,122	9.31%	$—	—%
Common equity tier 1 capital	203,622	11.02	—	—
Tier 1 capital	210,122	11.37	—	—
Total capital	269,964	14.61	—	—
Investar Bank:
Tier 1 leverage capital	227,480	10.09	112,741	5.00
Common equity tier 1 capital	227,480	12.33	119,967	6.50
Tier 1 capital	227,480	12.33	147,652	8.00
Total capital	244,468	13.25	184,565	10.00

December 31, 2019
Investar Holding Corporation:
Tier 1 leverage capital	$215,550	10.45%	$—	—%
Common equity tier 1 capital	209,050	11.67	—	—
Tier 1 capital	215,550	12.03	—	—
Total capital	269,171	15.02	—	—
Investar Bank:
Tier 1 leverage capital	222,316	10.77	103,223	5.00
Common equity tier 1 capital	222,316	12.43	116,289	6.50
Tier 1 capital	222,316	12.43	143,124	8.00
Total capital	233,111	13.03	178,906	10.00
Off-Balance Sheet Transactions
Swap contracts. The Bank enters into interest rate swap contracts, some of which are forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 10.1 years. As of June 30, 2020, the Company had interest rate swap contracts with a total notional amount of $80.0 million and forward starting interest rate swap agreements with a total notional amount of $110.0 million.
The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the six months ended June 30, 2020.
Unfunded commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $0.3 million and $0.1 million at June 30, 2020 and December 31, 2019, respectively.
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

	June 30, 2020	December 31, 2019
Commitments to extend credit:
Loan commitments	$311,744	$242,180
Standby letters of credit	13,245	11,475
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.
Additionally, at June 30, 2020, the Company had unfunded commitments of $38,000 for its investment in Small Business Investment Company qualified funds.
For the six months ended June 30, 2020 and for the year ended December 31, 2019, except as disclosed herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.
Contractual Obligations
The following table presents, at June 30, 2020, contractual obligations to third parties by payment date (dollars in thousands).

	Payments Due In:
	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$1,219,444	$—	$—	$—	$1,219,444
Time Deposits(1) (2)	513,840	136,122	20,775	—	670,737
Securities sold under agreements to repurchase(1)	4,908	—	—	—	4,908
Federal Home Loan Bank advances(2)	80,000	—	23,500	55,000	158,500
Subordinated debt(2)	—	—	—	43,600	43,600
Junior subordinated debt(2)	—	—	—	6,702	6,702
Operating lease commitment	585	1,196	1,056	1,921	4,758
Total contractual obligations	$1,818,777	$137,318	$45,331	$107,223	$2,108,649
(1)Excludes interest.
(2)Excludes unamortized premiums and discounts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk as of December 31, 2019 are set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2020 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” Please refer to the information in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Risk Management” in this report for additional information about the Company’s market risk for the six months ended June 30, 2020; except as discussed therein, there have been no material changes in the Company’s market risk since December 31, 2019.
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
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that many of our employees either were, or currently are, working remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the potential effects of the COVID-19 pandemic with the goal of minimizing the impact, if any, on the design and operating effectiveness of our internal controls.

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
The COVID-19 pandemic has created a worldwide public health crisis. The pandemic, and government actions taken to reduce the spread of the virus, have significantly increased economic uncertainty and reduced economic activity. Beginning in the first quarter of 2020, authorities implemented numerous measures to try to contain the virus. Government-mandated travel restrictions, closures of schools and businesses, and stay-at-home orders, including in our market areas, significantly disrupted economic activities. These disruptions also caused steep increases in unemployment and decreases in consumer and business spending. Certain industries have been particularly hard-hit, including the oil and gas industry, the travel and hospitality industry, the restaurant industry and the retail industry. During the second quarter of 2020, many jurisdictions began to slowly lessen restrictions; however, beginning in mid-June 2020, there has been a resurgence of COVID-19 infections in many regions of the country, including Louisiana, where the Company does most of its business. In response, some authorities in the Company’s markets have either extended or re-imposed some restrictions. Further, on June 8, 2020, the National Bureau of Economic Research indicated that the U.S. economy entered a recession in February 2020, and the duration and severity of this recession is unclear at this time. This recession could have a significant adverse effect on our financial condition and the financial condition of our customers. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the pandemic, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

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

The outbreak has adversely impacted and is likely to further adversely impact our workforce, operations, and financial results. The operations of our borrowers, customers and business partners have also been affected. We have already increased our allowance for loan losses to reflect increased risks of losses and provided loan modifications to a substantial percentage of our loan customers affected by COVID-19. We may experience future financial losses due to a number of factors, including but not limited to:
•the risk that financial stress on our borrowers will lead to loan defaults at a rate that is higher than we anticipate;
•the risk that loans that were modified due to the pandemic and not accounted for as troubled debt restructurings, and on which we continued to accrue interest, will ultimately default, requiring us to reverse related interest income and incur losses;
•a decline in business activity causing decreased demand for our loans and other banking services, which may reduce related income and fees;
•further increases in our allowance for loan losses to reflect greater risks of losses;
•decreases in income resulting from deferrals of loan payments, increases in loan modifications, and waivers or reductions in ATM, overdraft, interchange and other fees;

•reductions in collateral values from their values when the loans were made;
•lower market interest rates, which have an adverse impact on our variable rate loans and reduce our interest income;
•potential impairment of goodwill;
•increased litigation risk from customers and non-customers that approach the Company regarding receiving PPP loans and do not receive the loan they requested;
•the risk that the SBA will not guarantee the PPP loans we originate if it determines that there is a deficiency in the manner in which any PPP loan was originated, funded, or serviced by us;
•increased instability in our deposit base;
•an increase in costs for additional cleaning, supplies and technology as our branches reopen;
•increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
•third party disruptions, including outages at network providers and other suppliers; and
•lack of availability of employees due to illness.

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
Issuer Purchases of Equity Securities
The table below provides the information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended June 30, 2020.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
April 1, 2020 to April 30, 2020	2,116	$12.58	813	298,885
May 1, 2020 to May 31, 2020	102,188	11.47	102,024	196,861
June 1, 2020 to June 30, 2020	33	12.08	—	196,861
	104,337	$11.49	102,837	196,861
(1)Includes 1,500 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.
(2)On March 10, 2020, the Company announced that its board of directors authorized the repurchase of an additional 300,000 shares of the Company’s common stock under its stock repurchase plan, in addition to the 326,334 shares that were remaining as authorized for repurchase at December 31, 2019.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated July 30, 2019, by and among Investar Holding Corporation, Investar Bank, and Bank of York (1)

2.2	Agreement and Plan of Reorganization, dated October 10, 2018, by and among Investar Holding Corporation, Investar Bank, and Mainland Bank (2)

2.3	Agreement and Plan of Reorganization dated December 19, 2019 by and among Investar Holding Corporation, Cheaha Financial Group, Inc. and High Point Acquisition, Inc. (3)

3.1	Restated Articles of Incorporation of Investar Holding Corporation (4)

3.2	Amended and Restated By-laws of Investar Holding Corporation (5)

4.1	Specimen Common Stock Certificate (6)

4.2	Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee (7)

4.3	Supplemental Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee (8)

4.4	Form of 5.125% Fixed to Fluctuation Rate Subordinated Note due 2029 (9)

4.5	Form of Registration Rights Agreement, dated December 20, 2019, by and between Investar Holding Corporation and the purchasers set forth therein (10)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)Filed as exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 31, 2019 and incorporated herein by reference.
(2)Filed as exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on October 10, 2018 and incorporated herein by reference.
(3)Filed as exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on December 24, 2019 and incorporated herein by reference.
(4)Filed as exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(5)Filed as exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.
(6)Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(7)Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.
(8)Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.
(9)Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2019 and incorporated herein by reference.
(10)Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 24, 2019 and incorporated herein by reference.

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

INVESTAR HOLDING CORPORATION

Date: August 6, 2020	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	/s/ Christopher L. Hufft
Christopher L. Hufft
Chief Financial Officer
(Principal Financial Officer)