Form 10-Q
period 2020-09-30
Investar Holding Corp
filed 2020-11-05
CIK 1602658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_____________________________________

FORM 10-Q
_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 10,622,068 shares outstanding as of November 3, 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INVESTAR HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and due from banks	$32,856	$23,769
Interest-bearing balances due from other banks	17,697	20,539
Federal funds sold	—	387
Cash and cash equivalents	50,553	44,695

Available for sale securities at fair value (amortized cost of $275,288 and $258,104, respectively)	278,906	259,805
Held to maturity securities at amortized cost (estimated fair value of $13,737 and $14,480, respectively)	13,542	14,409
Loans, net of allowance for loan losses of $19,044 and $10,700, respectively	1,810,636	1,681,275
Equity securities	20,927	19,315
Bank premises and equipment, net of accumulated depreciation of $14,971 and $12,432, respectively	57,074	50,916
Other real estate owned, net	69	133
Accrued interest receivable	13,057	7,913
Deferred tax asset	2,160	—
Goodwill and other intangible assets, net	32,471	31,035
Bank owned life insurance	38,672	32,014
Other assets	5,178	7,406
Total assets	$2,323,245	$2,148,916

LIABILITIES
Deposits:
Noninterest-bearing	$452,070	$351,905
Interest-bearing	1,382,379	1,355,801
Total deposits	1,834,449	1,707,706
Advances from Federal Home Loan Bank	178,500	131,600
Repurchase agreements	5,923	2,995
Subordinated debt, net of unamortized issuance costs	42,874	42,826
Junior subordinated debt	5,936	5,897
Accrued taxes and other liabilities	18,296	15,916
Total liabilities	2,085,978	1,906,940

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 10,629,586 and 11,228,775 shares issued and outstanding, respectively	10,630	11,229
Surplus	159,410	168,658
Retained earnings	67,536	60,198
Accumulated other comprehensive (loss) income	(309)	1,891
Total stockholders’ equity	237,267	241,976
Total liabilities and stockholders’ equity	$2,323,245	$2,148,916
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$21,866	$20,844	$65,653	$59,621
Interest on investment securities	1,356	1,848	4,506	5,697
Other interest income	172	162	658	610
Total interest income	23,394	22,854	70,817	65,928

INTEREST EXPENSE
Interest on deposits	3,404	5,198	12,626	13,988
Interest on borrowings	1,284	1,290	3,811	4,087
Total interest expense	4,688	6,488	16,437	18,075
Net interest income	18,706	16,366	54,380	47,853

Provision for loan losses	2,500	538	8,760	1,172
Net interest income after provision for loan losses	16,206	15,828	45,620	46,681

NONINTEREST INCOME
Service charges on deposit accounts	441	462	1,417	1,296
Gain on sale of investment securities, net	939	—	2,289	229
Loss on sale of fixed assets, net	(5)	—	(5)	(11)
Gain on sale of other real estate owned, net	—	1	26	19
Servicing fees and fee income on serviced loans	85	142	301	472
Interchange fees	387	294	1,029	825
Income from bank owned life insurance	234	186	657	508
Change in the fair value of equity securities	(31)	(9)	(609)	220
Other operating income	1,351	542	3,316	1,083
Total noninterest income	3,401	1,618	8,421	4,641
Income before noninterest expense	19,607	17,446	54,041	51,322

NONINTEREST EXPENSE
Depreciation and amortization	1,203	882	3,385	2,519
Salaries and employee benefits	8,228	7,325	24,753	20,817
Occupancy	604	445	1,671	1,313
Data processing	816	675	2,295	1,855
Marketing	88	86	198	205
Professional fees	343	326	1,166	940
Acquisition expense	52	177	1,058	1,082
Other operating expenses	2,717	1,766	7,912	5,808
Total noninterest expense	14,051	11,682	42,438	34,539
Income before income tax expense	5,556	5,764	11,603	16,783
Income tax expense	1,089	1,107	2,254	3,275
Net income	$4,467	$4,657	$9,349	$13,508

EARNINGS PER SHARE
Basic earnings per share	$0.41	$0.46	$0.85	$1.35
Diluted earnings per share	0.41	0.46	0.85	1.34
Cash dividends declared per common share	0.07	0.06	0.19	0.17
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$4,467	$4,657	$9,349	$13,508
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized (loss) gain, available for sale, net of tax (benefit) expense of $(32), $197, $883 and $1,495, respectively	(122)	740	3,323	5,624
Reclassification of realized gain, net of tax expense of $197, $0, $481 and $48, respectively	(741)	—	(1,808)	(181)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0 for all respective periods	—	(1)	(1)	(1)
Fair value of derivative financial instruments:
Change in fair value of interest rate swaps designated as a cash flow hedge, net of tax expense (benefit) of $49, $22, $(987) and $(88), respectively	184	84	(3,714)	(330)
Total other comprehensive (loss) income	(679)	823	(2,200)	5,112
Total comprehensive income	$3,788	$5,480	$7,149	$18,620
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Three months ended:
September 30, 2019
Balance at beginning of period	$9,938	$140,856	$53,492	$1,213	$205,499
Surrendered shares	—	(7)	—	—	(7)
Options exercised	10	132	—	—	142
Dividends declared, $0.06 per share	—	—	(602)	—	(602)
Stock-based compensation	1	373	—	—	374
Shares repurchased	(19)	(410)	—	—	(429)
Net income	—	—	4,657	—	4,657
Other comprehensive income, net	—	—	—	823	823
Balance at end of period	$9,930	$140,944	$57,547	$2,036	$210,457

September 30, 2020
Balance at beginning of period	$10,840	$161,729	$63,767	$370	$236,706
Surrendered shares	—	(5)	—	—	(5)
Dividends declared, $0.065 per share	—	—	(698)	—	(698)
Stock-based compensation	2	422	—	—	424
Shares repurchased	(212)	(2,736)	—	—	(2,948)
Net income	—	—	4,467	—	4,467
Other comprehensive loss, net	—	—	—	(679)	(679)
Balance at end of period	$10,630	$159,410	$67,536	$(309)	$237,267

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED
(Amounts in thousands, except share data)
(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Nine months ended:
September 30, 2019
Balance at beginning of period	$9,484	$130,133	$45,721	$(3,076)	$182,262
Common stock issued in acquisition	764	17,873	—	—	18,637
Surrendered shares	(11)	(269)	—	—	(280)
Options exercised	12	158	—	—	170
Dividends declared, $0.1676 per share	—	—	(1,682)	—	(1,682)
Stock-based compensation	41	1,015	—	—	1,056
Shares repurchased	(360)	(7,966)	—	—	(8,326)
Net income	—	—	13,508	—	13,508
Other comprehensive income, net	—	—	—	5,112	5,112
Balance at end of period	$9,930	$140,944	$57,547	$2,036	$210,457

September 30, 2020
Balance at beginning of period	$11,229	$168,658	$60,198	$1,891	$241,976
Stock issuance costs	—	(45)	—	—	(45)
Surrendered shares	(15)	(298)	—	—	(313)
Options exercised	3	43	—	—	46
Dividends declared, $0.1850 per share	—	—	(2,011)	—	(2,011)
Stock-based compensation	54	1,202	—	—	1,256
Shares repurchased	(641)	(10,150)	—	—	(10,791)
Net income	—	—	9,349	—	9,349
Other comprehensive loss, net	—	—	—	(2,200)	(2,200)
Balance at end of period	$10,630	$159,410	$67,536	$(309)	$237,267

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Net income	$9,349	$13,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,385	2,519
Provision for loan losses	8,760	1,172
Amortization of purchase accounting adjustments	(933)	(1,200)
Provision for other real estate owned	—	18
Net amortization of securities	1,850	294
Gain on sale of investment securities, net	(2,289)	(229)
Loss on sale of fixed assets, net	5	11
Gain on sale of other real estate owned, net	(26)	(19)
FHLB stock dividend	(116)	(259)
Stock-based compensation	1,256	1,056
Deferred taxes	(1,328)	142
Net change in value of bank owned life insurance	(657)	(508)
Amortization of subordinated debt issuance costs	48	35
Change in the fair value of equity securities	609	(220)
Net change in:
Accrued interest receivable	(5,145)	(1,331)
Other assets	10	(1,061)
Accrued taxes and other liabilities	(3,490)	(191)
Net cash provided by operating activities	$11,288	$13,737

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	$56,466	$62,564
Purchases of securities available for sale	(117,860)	(96,468)
Proceeds from maturities, prepayments and calls of investment securities available for sale	44,676	28,558
Proceeds from maturities, prepayments and calls of investment securities held to maturity	839	720
Proceeds from redemption or sale of equity securities	2,503	2,887
Purchases of equity securities	(4,607)	(7,040)
Net increase in loans	(93,191)	(102,216)
Proceeds from sales of other real estate owned	131	5,041
Purchases of fixed assets	(6,364)	(6,218)
Purchases of bank owned life insurance	(6,000)	(5,023)
Purchases of other investments	—	(95)
Proceeds from sales of other investments	1,762	—
Distributions from investments	16	60
Cash acquired from acquisition of Mainland Bank	—	38,365
Cash paid for acquisition of PlainsCapital branches, net of cash acquired	(10,761)	—
Net cash used in investing activities	$(132,390)	$(78,865)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net increase in customer deposits	$89,915	$116,026
Net increase (decrease) in repurchase agreements	2,928	(4,541)
Net increase (decrease) in short-term FHLB advances	50,000	(32,775)
Proceeds from long-term FHLB advances	—	20,000
Repayments of long-term FHLB advances	(3,100)	(12,000)
Cash dividends paid on common stock	(1,993)	(1,566)
Proceeds from stock options and warrants exercised	46	170
Payments to repurchase common stock	(10,791)	(8,325)
Payments of stock issuance costs	(45)	—
Net cash provided by financing activities	$126,960	$76,989

Net change in cash and cash equivalents	$5,858	$11,861
Cash and cash equivalents, beginning of period	44,695	17,140
Cash and cash equivalents, end of period	$50,553	$29,001
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2019, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020.
Nature of Operations
The Company, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association (the “Bank”), a national bank, primarily to meet the needs of individuals and small to medium-sized businesses. The Company’s primary markets are south Louisiana, southeast Texas and west Alabama. At September 30, 2020, the Company operated 24 full service branches located in Louisiana, five full service branches located in Texas and two full service branches in southwest Alabama and had 318 employees.
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
Equity Securities
The Company is a member of the Federal Home Loan Bank (“FHLB”) system. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, is restricted as to redemption, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Equity securities also include investments in our other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of equity securities in our correspondent banks at September 30, 2020 and December 31, 2019 was $17.1 million and $17.2 million, respectively.
In addition, equity securities include marketable securities in corporate stocks and mutual funds and totaled $3.8 million and $2.1 million at September 30, 2020 and December 31, 2019, respectively.
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
In the ordinary course of business, the Bank enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in accrued taxes and other liabilities in the consolidated balance sheet. At September 30, 2020 and December 31, 2019 the reserve for unfunded loan commitments was $0.4 million and $0.1 million, respectively.

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
At March 31, 2020, we evaluated potential triggering events that may be indicators that our goodwill was impaired. The events included economic disruption and uncertainty surrounding the COVID-19 pandemic and the associated volatility in the financial markets which caused a significant decline in our market capitalization. As a result of the significant decline in our market capitalization in the first quarter of 2020, we performed an interim goodwill impairment test as of March 31, 2020. Factors considered in our impairment evaluation included the uncertainty related to the pandemic’s impact on our business and our customers’ businesses, the Company’s revised financial forecast in light of current market conditions, and changes in discount rates as a result of uncertainty in the market. Based on our evaluation, we concluded that our goodwill was not impaired as of March 31, 2020. As the economic disruption and uncertainty surrounding the COVID-19 pandemic, as well as the associated volatility in the financial markets, continued through the second and third quarters of 2020, management continued to evaluate goodwill impairment indicators as of June 30, 2020 and September 30, 2020. Based upon management’s procedures, including an assessment of changes to assumptions from the interim quantitative impairment analysis performed as of March 31, 2020, management determined that it was not more likely than not that the goodwill balance of $28.1 million at September 30, 2020 was impaired.
A prolonged pandemic, or any other event that harms the global or U.S. economies, could adversely affect our operations and negatively impact our financial condition and results of operations, which may require further evaluation in subsequent reporting periods, in addition to our annual impairment test performed in the fourth quarter of each year, and could result in an impairment charge.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term modifications of 90 days or less, in the form of deferrals of payment of principal and interest, principal only, or interest only, and fee waivers. As of September 30, 2020, the balance of loans participating in the 90-day deferral program was $56.5 million, or 3.1% of the total loan portfolio. Of these loans, 65% have deferrals of principal and interest, 31% have deferrals of principal only, and 4% have deferrals of interest only. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual.
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Bank of York
On November 1, 2019, the Company completed the acquisition of Bank of York in York, Alabama. The Company acquired 100% of Bank of York’s outstanding common shares for an aggregate merger consideration of $15.0 million. The acquisition of Bank of York expanded the Company’s branch footprint into the west Alabama market. After fair value adjustments, including total adjustments of approximately $0.7 million to other liabilities and small adjustments to loans and other assets recorded in the three months ended September 30, 2020, the acquisition added $101.9 million in total assets, including $46.1 million in loans, and $85.0 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $5.0 million of goodwill. Goodwill resulted from a combination of synergies and cost savings, and expansion into Alabama with the addition of two branch locations.
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
Acquisition Expense
Acquisition related costs of $0.1 million and $1.1 million are included in acquisition expenses in the accompanying consolidated statements of income for the three and nine months ended September 30, 2020, respectively. These costs include system conversion and integrating operations charges for both the acquisition of Bank of York and the acquisition of two branches from PlainsCapital, as well as legal and consulting expenses.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. EARNINGS PER SHARE
The following is a summary of the information used in the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except share data).

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Earnings per common share - basic
Net income	$4,467	$4,657	$9,349	$13,508
Less: income allocated to participating securities	(21)	(43)	(50)	(136)
Net income allocated to common shareholders	4,446	4,614	9,299	13,372
Weighted-average basic shares outstanding	10,759,791	9,935,221	10,927,702	9,874,113
Basic earnings per common share	$0.41	$0.46	$0.85	$1.35

Earnings per common share - diluted
Net income allocated to common shareholders	$4,446	$4,614	$9,299	$13,372
Weighted-average basic shares outstanding	10,759,791	9,935,221	10,927,702	9,874,113
Dilutive effect of securities	1,826	102,713	14,057	123,124
Total weighted average diluted shares outstanding	10,761,617	10,037,934	10,941,759	9,997,237
Diluted earnings per common share	$0.41	$0.46	$0.85	$1.34

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Stock options	—	—	54	—
Restricted stock awards	16,060	11	12,611	129
Restricted stock units	68,861	64	73,519	158
NOTE 4. INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
Obligations of U.S. government agencies and corporations	$38,393	$167	$(68)	$38,492
Obligations of state and political subdivisions	20,514	156	(64)	20,606
Corporate bonds	25,831	257	(315)	25,773
Residential mortgage-backed securities	133,549	2,880	(496)	135,933
Commercial mortgage-backed securities	57,001	1,286	(185)	58,102
Total	$275,288	$4,746	$(1,128)	$278,906

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Obligations of U.S. government agencies and corporations	$33,651	$100	$(100)	$33,651
Obligations of state and political subdivisions	32,920	541	(12)	33,449
Corporate bonds	19,245	192	(274)	19,163
Residential mortgage-backed securities	100,948	1,083	(85)	101,946
Commercial mortgage-backed securities	71,340	564	(308)	71,596
Total	$258,104	$2,480	$(779)	$259,805

Proceeds from sales of investment securities AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Proceeds from sale	$15,928	$—	$56,466	$62,564
Gross gains	$939	$—	$2,300	$575
Gross losses	$—	$—	$(11)	$(346)

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
Obligations of state and political subdivisions	$9,135	$12	$—	$9,147
Residential mortgage-backed securities	4,407	183	—	4,590
Total	$13,542	$195	$—	$13,737

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Obligations of state and political subdivisions	$9,487	$14	$—	$9,501
Residential mortgage-backed securities	4,922	57	—	4,979
Total	$14,409	$71	$—	$14,480

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of September 30, 2020 or December 31, 2019.
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

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020
Obligations of U.S. government agencies and corporations	19	$13,218	$(49)	$8,527	$(19)	$21,745	$(68)
Obligations of state and political subdivisions	9	—	—	5,231	(64)	5,231	(64)
Corporate bonds	27	6,887	(123)	5,559	(192)	12,446	(315)
Residential mortgage-backed securities	20	45,277	(496)	—	—	45,277	(496)
Commercial mortgage-backed securities	28	8,567	(73)	8,979	(112)	17,546	(185)
Total	103	$73,949	$(741)	$28,296	$(387)	$102,245	$(1,128)

		Less than 12 Months		12 Months or More		Total
	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
Obligations of U.S. government agencies and corporations	21	$19,980	$(94)	$955	$(6)	$20,935	$(100)
Obligations of state and political subdivisions	10	212	(1)	371	(11)	583	(12)
Corporate bonds	21	495	(5)	7,829	(269)	8,324	(274)
Residential mortgage-backed securities	32	12,341	(56)	6,190	(29)	18,531	(85)
Commercial mortgage-backed securities	57	29,072	(274)	2,516	(34)	31,588	(308)
Total	141	$62,100	$(430)	$17,861	$(349)	$79,961	$(779)

The unrealized losses in the Company’s investment portfolio are not credit issues, and the Company does not intend to sell the securities. Furthermore, it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2020 or December 31, 2019.
The amortized cost and approximate fair value of debt securities, by contractual maturity (including mortgage-backed securities), are shown below as of the dates presented (dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available For Sale		Securities Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
September 30, 2020
Due within one year	$1,692	$1,725	$790	$791
Due after one year through five years	12,064	12,065	3,575	3,582
Due after five years through ten years	63,603	63,849	4,770	4,774
Due after ten years	197,929	201,267	4,407	4,590
Total debt securities	$275,288	$278,906	$13,542	$13,737

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Securities Available For Sale		Securities Held To Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2019
Due within one year	$2,174	$2,175	$790	$792
Due after one year through five years	13,525	13,675	3,575	3,582
Due after five years through ten years	66,551	66,568	5,122	5,126
Due after ten years	175,854	177,387	4,922	4,980
Total debt securities	$258,104	$259,805	$14,409	$14,480
At September 30, 2020, securities with a carrying value of $94.7 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $89.5 million in pledged securities at December 31, 2019.
NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES
The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	September 30, 2020	December 31, 2019
Construction and development	$206,751	$197,797
1-4 Family	339,364	321,489
Multifamily	57,734	60,617
Farmland	26,005	27,780
Commercial real estate	784,238	731,060
Total mortgage loans on real estate	1,414,092	1,338,743
Commercial and industrial	392,955	323,786
Consumer	22,633	29,446
Total loans	$1,829,680	$1,691,975
Unamortized premiums and discounts on loans, included in the total loans balances above, were $1.9 million and $2.1 million at September 30, 2020 and December 31, 2019, respectively, and unearned income on loans was $3.9 million and $0.9 million at September 30, 2020 and December 31, 2019, respectively.
In the second quarter of 2020, the Bank began participating as a lender in the Small Business Administration’s (“SBA”) and U.S. Department of Treasury’s Paycheck Protection Program (“PPP”) as established by the CARES Act and enhanced by the Paycheck Protection Program and Health Care Enhancement Act and the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The PPP was established to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% with deferred payments, and mature two years from origination, or if made on or after June 5, 2020, five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during the eight-week covered period (or, as amended by the Flexibility Act, the 24-week covered period or if shorter to December 31, 2020) following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount. In July 2020, the CARES Act was amended to extend the SBA’s authority to make commitments under the PPP, which had previously expired on June 30, 2020. The PPP resumed taking applications on July 6, 2020 and the new deadline to apply for a PPP loan was August 8, 2020. At September 30, 2020, our loan portfolio included PPP loans with a balance of $110.3 million, all of which are included in commercial and industrial loans.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below provides an analysis of the aging of loans as of the dates presented (dollars in thousands).

	September 30, 2020
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$205,017	$1,212	$—	$—	$522	$1,734	$—	$206,751
1-4 Family	337,162	451	115	—	1,245	1,811	391	339,364
Multifamily	57,078	—	656	—	—	656	—	57,734
Farmland	24,304	—	—	—	—	—	1,701	26,005
Commercial real estate	779,926	711	—	—	1,806	2,517	1,795	784,238
Total mortgage loans on real estate	1,403,487	2,374	771	—	3,573	6,718	3,887	1,414,092
Commercial and industrial	384,511	942	529	—	6,691	8,162	282	392,955
Consumer	22,069	78	28	—	418	524	40	22,633
Total loans	$1,810,067	$3,394	$1,328	$—	$10,682	$15,404	$4,209	$1,829,680

	December 31, 2019
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$197,318	$133	$32	$—	$314	$479	$—	$197,797
1-4 Family	317,572	998	413	138	1,923	3,472	445	321,489
Multifamily	60,617	—	—	—	—	—	—	60,617
Farmland	25,516	—	—	—	—	—	2,264	27,780
Commercial real estate	727,423	1,193	14	657	141	2,005	1,632	731,060
Total mortgage loans on real estate	1,328,446	2,324	459	795	2,378	5,956	4,341	1,338,743
Commercial and industrial	323,446	171	19	—	137	327	13	323,786
Consumer	28,443	339	95	—	531	965	38	29,446
Total loans	$1,680,335	$2,834	$573	$795	$3,046	$7,248	$4,392	$1,691,975
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
Loans Acquired with Deteriorated Credit Quality
The Company accounts for certain loans acquired as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments. The acquired impaired loans had no accretable yield recorded for the three and nine months ended September 30, 2020 and 2019.
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
The table below presents the Company’s loan portfolio by category and credit quality indicator as of the dates presented (dollars in thousands).

	September 30, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$198,557	$7,672	$522	$—	$206,751
1-4 Family	337,919	—	1,445	—	339,364
Multifamily	57,734	—	—	—	57,734
Farmland	24,028	—	1,977	—	26,005
Commercial real estate	778,093	1,057	5,088	—	784,238
Total mortgage loans on real estate	1,396,331	8,729	9,032	—	1,414,092
Commercial and industrial	384,145	1,984	6,470	356	392,955
Consumer	22,216	—	417	—	22,633
Total loans	$1,802,692	$10,713	$15,919	$356	$1,829,680

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$196,873	$610	$314	$—	$197,797
1-4 Family	318,549	714	2,198	28	321,489
Multifamily	60,617	—	—	—	60,617
Farmland	25,516	—	2,264	—	27,780
Commercial real estate	729,921	—	1,139	—	731,060
Total mortgage loans on real estate	1,331,476	1,324	5,915	28	1,338,743
Commercial and industrial	318,519	2,910	2,264	93	323,786
Consumer	28,775	128	543	—	29,446
Total loans	$1,678,770	$4,362	$8,722	$121	$1,691,975

The Company had no loans that were classified as loss at September 30, 2020 or December 31, 2019.
Loan Participations and Sold Loans
Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $62.8 million and $82.8 million at September 30, 2020 and December 31, 2019, respectively. The unpaid principal balance of these loans was approximately $164.3 million and $174.7 million at September 30, 2020 and December 31, 2019, respectively.
Loans to Related Parties
In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as companies in which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $97.4 million and $98.1 million as of September 30, 2020 and December 31, 2019, respectively.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	September 30, 2020	December 31, 2019
Balance, beginning of period	$98,093	$93,021
New loans	10,655	20,903
Repayments and changes in relationship	(11,325)	(15,831)
Balance, end of period	$97,423	$98,093
Allowance for Loan Losses
The table below shows a summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$16,657	$9,924	$10,700	$9,454
Provision for loan losses	2,500	538	8,760	1,172
Loans charged off	(183)	(160)	(596)	(384)
Recoveries	70	37	180	97
Balance, end of period	$19,044	$10,339	$19,044	$10,339

The following tables outline the activity in the allowance for loan losses by collateral type for the three and nine months ended September 30, 2020 and 2019, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of September 30, 2020 and 2019 (dollars in thousands).

	Three months ended September 30, 2020
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,058	$207	$2,838	$486	$7,129	$3,336	$603	$16,657
Provision	335	11	543	45	978	553	35	2,500
Charge-offs	—	—	(13)	—	—	(81)	(89)	(183)
Recoveries	10	—	27	—	3	3	27	70
Ending balance	$2,403	$218	$3,395	$531	$8,110	$3,811	$576	$19,044

	Three months ended September 30, 2019
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,092	$97	$1,439	$371	$4,279	$2,098	$548	$9,924
Provision	63	(2)	24	15	160	264	14	538
Charge-offs	—	—	(3)	—	(24)	(48)	(85)	(160)
Recoveries	6	—	16	—	1	—	14	37
Ending balance	$1,161	$95	$1,476	$386	$4,416	$2,314	$491	$10,339

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30, 2020
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,201	$101	$1,490	$387	$4,424	$2,609	$488	$10,700
Provision	1,170	117	2,042	144	3,728	1,282	277	8,760
Charge-offs	—	—	(173)	—	(76)	(88)	(259)	(596)
Recoveries	32	—	36	—	34	8	70	180
Ending balance	$2,403	$218	$3,395	$531	$8,110	$3,811	$576	$19,044
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	—	129	129
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	2,403	218	3,395	531	8,110	3,811	447	18,915
Loans receivable:
Balance of loans individually evaluated for impairment	790	—	1,273	—	4,199	7,264	406	13,932
Balance of loans acquired with deteriorated credit quality	—	1,701	391	—	1,795	282	40	4,209
Balance of loans collectively evaluated for impairment	205,961	24,304	337,700	57,734	778,244	385,409	22,187	1,811,539
Total period-end balance	$206,751	$26,005	$339,364	$57,734	$784,238	$392,955	$22,633	$1,829,680

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30, 2019
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,038	$81	$1,465	$331	$4,182	$1,641	$716	$9,454
Provision	152	14	(9)	55	257	709	(6)	1,172
Charge-offs	(51)	—	(3)	—	(24)	(48)	(258)	(384)
Recoveries	22	—	23	—	1	12	39	97
Ending balance	$1,161	$95	$1,476	$386	$4,416	$2,314	$491	$10,339
Ending allowance balance for loans individually evaluated for impairment	66	—	—	—	—	—	175	241
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	1,095	95	1,476	386	4,416	2,314	316	10,098
Loans receivable:
Balance of loans individually evaluated for impairment	255	—	1,779	—	121	1	568	2,724
Balance of loans acquired with deteriorated credit quality	—	2,264	458	—	1,535	—	42	4,299
Balance of loans collectively evaluated for impairment	176,419	22,365	308,061	58,243	691,494	293,151	29,586	1,579,319
Total period-end balance	$176,674	$24,629	$310,298	$58,243	$693,150	$293,152	$30,196	$1,586,342
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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$790	$796	$—
1-4 Family	1,273	1,279	—
Commercial real estate	4,199	4,218	—
Total mortgage loans on real estate	6,262	6,293	—
Commercial and industrial	7,264	7,382	—
Consumer	171	186	—
Total	13,697	13,861	—

With related allowance recorded:
Consumer	235	278	129
Total	235	278	129

Total loans:
Construction and development	790	796	—
1-4 Family	1,273	1,279	—
Commercial real estate	4,199	4,218	—
Total mortgage loans on real estate	6,262	6,293	—
Commercial and industrial	7,264	7,382	—
Consumer	406	464	129
Total	$13,932	$14,139	$129

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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended September 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$642	$5	$260	$3
1-4 Family	1,252	7	1,783	7
Commercial real estate	4,230	39	545	2
Total mortgage loans on real estate	6,124	51	2,588	12
Commercial and industrial	7,207	7	25	—
Consumer	203	—	189	—
Total	13,534	58	2,802	12

With related allowance recorded:
Construction and development	—	—	27	—
Total mortgage loans on real estate	—	—	27	—
Consumer	260	—	420	—
Total	260	—	447	—

Total loans:
Construction and development	642	5	287	3
1-4 Family	1,252	7	1,783	7
Commercial real estate	4,230	39	545	2
Total mortgage loans on real estate	6,124	51	2,615	12
Commercial and industrial	7,207	7	25	—
Consumer	463	—	609	—
Total	$13,794	$58	$3,249	$12

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended September 30,
	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$753	$9	$263	$11
1-4 Family	1,423	16	1,432	25
Multifamily	—	—	48	—
Commercial real estate	2,513	85	901	5
Total mortgage loans on real estate	4,689	110	2,644	41
Commercial and industrial	3,240	25	18	—
Consumer	249	—	284	—
Total	8,178	135	2,946	41

With related allowance recorded:
Construction and development	—	—	91	—
Total mortgage loans on real estate	—	—	91	—
Consumer	238	1	417	—
Total	238	1	508	—

Total loans:
Construction and development	753	9	354	11
1-4 Family	1,423	16	1,432	25
Multifamily	—	—	48	—
Commercial real estate	2,513	85	901	5
Total mortgage loans on real estate	4,689	110	2,735	41
Commercial and industrial	3,240	25	18	—
Consumer	487	1	701	—
Total	$8,416	$136	$3,454	$41
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
Loans classified as TDRs, consisting of 23 credits, totaled $5.0 million at September 30, 2020, compared to 18 credits totaling $1.5 million at December 31, 2019. At September 30, 2020, 13 of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, seven of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, two restructured loans were considered TDRs due to principal payment forbearance paying interest only for a specified period of time, and one restructured loan was considered a TDR due to a reduction in principal payments on a modified payment schedule.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2020, one $0.2 million 1-4 family TDR was in default of its modified terms and is included in nonaccrual loans. At December 31, 2019, two of the TDRs, consisting of one $0.3 million construction and development loan and one $0.2 million 1-4 family loan, were in default of their modified terms and are included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.
At September 30, 2020 and December 31, 2019, there were no available balances on loans classified as TDRs that the Company was committed to lend.
There were no loans modified under TDRs during the previous twelve month period that subsequently defaulted during the nine months ended September 30, 2020. No TDRs defaulted on their modified terms during the nine months ended September 30, 2019.
NOTE 6. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)
Activity within the balances in accumulated other comprehensive income (loss) is shown in the tables below (dollars in thousands).

	Three months ended September 30,
	2020			2019
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain (loss), available for sale, net	$6,921	$(122)	$6,799	$3,237	$740	$3,977
Reclassification of realized gain, net	(3,198)	(741)	(3,939)	(2,106)	—	(2,106)
Unrealized gain (loss), transfer from available for sale to held to maturity, net	3	—	3	5	(1)	4
Change in fair value of interest rate swap designated as a cash flow hedge, net	(3,356)	184	(3,172)	77	84	161
Accumulated other comprehensive income (loss)	$370	$(679)	$(309)	$1,213	$823	$2,036

	Nine months ended September 30,
	2020			2019
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain (loss), available for sale, net	$3,476	$3,323	$6,799	$(1,647)	$5,624	$3,977
Reclassification of realized gain, net	(2,131)	(1,808)	(3,939)	(1,925)	(181)	(2,106)
Unrealized gain (loss), transfer from available for sale to held to maturity, net	4	(1)	3	5	(1)	4
Change in fair value of interest rate swap designated as a cash flow hedge, net	542	(3,714)	(3,172)	491	(330)	161
Accumulated other comprehensive income (loss)	$1,891	$(2,200)	$(309)	$(3,076)	$5,112	$2,036

NOTE 7. STOCK-BASED COMPENSATION
Equity Incentive Plan. The Company’s 2017 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity grants and awards, such as restricted stock, restricted stock units, stock options and stock appreciation rights, to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. The Plan has reserved 600,000 shares of common stock for grant, award or issuance to eligible participants, including shares underlying granted options. At September 30, 2020, 241,602 shares were available for future grants under the Plan. Shares covered by awards that expire or terminate will again be available for the grant of awards under the Plan.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options
The Company uses a Black-Scholes option pricing model to estimate the fair value of share-based awards. The Black-Scholes option pricing model incorporates various highly subjective assumptions, including expected term and expected volatility. The assumptions presented below were used for the options granted during the nine months ended September 30, 2020.

Expected dividends	1.12%
Expected volatility	26.39%
Risk-free interest rate	0.99%
Expected term (in years)	6.5
Weighted-average grant date fair value	$5.17

Stock option expense in the accompanying consolidated statements of income for the three and nine months ended September 30, 2020 was $58,000 and $0.2 million, respectively, and $83,000 and $0.2 million for the three and nine months ended September 30, 2019, respectively. At September 30, 2020, there was $0.6 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 3.4 years.
The table below summarizes stock option activity for the periods presented.

	Nine months ended September 30,
	2020		2019
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of period	357,214	$16.96	340,646	$15.98
Granted	58,993	21.36	36,984	24.40
Forfeited	(4,585)	14.00	—	—
Exercised	(3,334)	14.00	(12,082)	14.10
Outstanding at end of period	408,288	$17.66	365,548	$16.90
Exercisable at end of period	276,855	$15.67	217,944	$15.14

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
Stock compensation expense related to time vested restricted stock and restricted stock units in the accompanying consolidated statements of income was $0.4 million and $1.0 million for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2019, respectively. At September 30, 2020, there was $3.7 million of unrecognized compensation cost related to time vested restricted stock and restricted stock units that is expected to be recognized over a weighted average period of 3.5 years.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The restricted stock and restricted stock unit activity is shown below for the periods presented.

	Nine months ended September 30,
	2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of period	168,216	$22.43	135,848	$20.47
Granted	102,960	21.41	77,239	24.44
Forfeited	(9,484)	21.92	(5,828)	23.70
Earned and issued	(53,460)	21.27	(40,858)	19.71
Balance at end of period	208,232	$22.24	166,401	$22.32

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS
As part of its liability management, the Company utilizes pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 9.9 years. As of September 30, 2020, the Company had interest rate swap agreements with a total notional amount of $80.0 million and forward starting interest rate swap agreements with a total notional amount of $140.0 million, all of which were designated as cash flow hedges. The interest rate swaps were determined to be fully effective during the periods presented, and therefore no amount of ineffectiveness has been included in net income. The derivative contracts are between the Company and a single counterparty. To mitigate credit risk, securities are pledged to the Company by the counterparty in an amount greater than or equal to the gain position of the derivative contracts. Conversely, securities are pledged to the counterparty by the Company in an amount greater than or equal to the loss position of the derivative contracts, if applicable.
For the three and nine months ended September 30, 2020, a gain of $0.2 million and a loss of $3.7 million, respectively, have been recognized in “Other comprehensive income (loss)” in the accompanying consolidated statements of comprehensive income for the change in fair value of the interest rate swaps compared to a gain of $0.1 million and a loss of $0.3 million recognized for the three and nine months ended September 30, 2019, respectively. The swap contracts had a negative fair value of $4.0 million and have been recorded in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheet at September 30, 2020. The swap contracts had a fair value of $0.7 million and is included in “Other assets” in the accompanying consolidated balance sheet at December 31, 2019. The accumulated loss of $3.2 million included in “Accumulated other comprehensive (loss) income” in the accompanying consolidated balance sheet as of September 30, 2020 would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contracts.
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”). The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the three and nine months ended September 30, 2020.

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

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data, management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted. At September 30, 2020, all of our level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.
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

	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Assets:
Obligations of U.S. government agencies and corporations	$38,492	$—	$38,492	$—
Obligations of state and political subdivisions	20,606	—	2,338	18,268
Corporate bonds	25,773	—	25,773	—
Residential mortgage-backed securities	135,933	—	135,933	—
Commercial mortgage-backed securities	58,102	—	58,102	—
Equity securities	3,805	3,805	—	—
Total assets	$282,711	$3,805	$260,638	$18,268
Liabilities:
Derivative financial instruments	$4,014	$—	$4,014	$—

December 31, 2019
Assets:
Obligations of U.S. government agencies and corporations	$33,651	$—	$33,651	$—
Obligations of state and political subdivisions	33,449	—	14,074	19,375
Corporate bonds	19,163	—	19,163	—
Residential mortgage-backed securities	101,946	—	101,946	—
Commercial mortgage-backed securities	71,596	—	71,596	—
Equity securities	2,097	2,097	—	—
Derivative financial instruments	687	—	687	—
Total assets	$262,589	$2,097	$241,117	$19,375
The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the nine months ended September 30, 2020 and September 30, 2019 (dollars in thousands).

Obligations of State and Political Subdivisions
Balance at December 31, 2019	$19,375
Realized gains (losses) included in earnings	—
Unrealized losses included in other comprehensive income (loss)	(1,107)
Purchases	—
Sales	—
Maturities, prepayments, and calls	—
Transfers into level 3	—
Transfers out of level 3	—
Balance at September 30, 2020	$18,268

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2018	$18,808	$1,335	$20,143
Realized gains (losses) included in earnings	—	—	—
Unrealized gains (losses) included in other comprehensive income (loss)	618	—	618
Purchases	—	—	—
Sales	—	—	—
Maturities, prepayments, and calls	(23)	—	(23)
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at September 30, 2019	$19,403	$1,335	$20,738
There were no liabilities measured at fair value on a recurring basis using level 3 inputs at September 30, 2020 and December 31, 2019. For the three and nine months ended September 30, 2020 and 2019, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.
The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at September 30, 2020 or December 31, 2019 (dollars in thousands):

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts
September 30, 2020
Obligations of State and Political Subdivisions	$18,268	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond Appraisal Adjustment(1)	0% - 10%
(1) Fair values determined through valuation analysis using coupon, yield (discount margin), liquidity and expected repayment dates.
Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at September 30, 2020 or December 31, 2019 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
September 30, 2020
Impaired loans	$80	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	2% - 100%	38%

December 31, 2019
Impaired loans	$55	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	31%

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	September 30, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$50,553	$50,553	$50,553	$—	$—
Investment securities	292,448	292,643	—	265,228	27,415
Equity securities	20,927	20,927	3,805	17,122	—
Loans, net of allowance	1,810,636	1,836,323	—	—	1,836,323

Financial liabilities:
Deposits, noninterest-bearing	$452,070	$452,070	$—	$452,070	$—
Deposits, interest-bearing	1,382,379	1,455,306	—	—	1,455,306
FHLB short-term advances and repurchase agreements	105,923	105,923	—	105,923	—
FHLB long-term advances	78,500	82,964	—	—	82,964
Junior subordinated debt	5,936	5,484	—	—	5,484
Subordinated debt	43,600	43,168	—	43,168	—
Derivative financial instruments	4,014	4,014	—	4,014	—

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$44,308	$44,308	$44,308	$—	$—
Federal funds sold	387	387	387	—	—
Investment securities	274,214	274,285	—	245,410	28,875
Equity securities	19,315	19,316	2,097	17,219	—
Loans, net of allowance	1,681,275	1,680,364	—	—	1,680,364
Derivative financial instruments	687	687	—	687	—

Financial liabilities:
Deposits, noninterest-bearing	$351,905	$351,905	$—	$351,905	$—
Deposits, interest-bearing	1,355,801	1,368,194	—	—	1,368,194
FHLB short-term advances and repurchase agreements	56,095	56,095	—	56,095	—
FHLB long-term advances	78,500	76,635	—	—	76,635
Junior subordinated debt	5,897	7,747	—	—	7,747
Subordinated debt	43,600	56,399	—	56,399	—

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. INCOME TAXES
The expense for income taxes and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Income tax expense	$1,089	$1,107	$2,254	$3,275
Effective tax rate	19.6%	19.2%	19.4%	19.5%
For both the three and nine month periods ended September 30, 2020 and 2019, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and bank owned life insurance.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments
The Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $0.4 million and $0.1 million at September 30, 2020 and December 31, 2019, respectively.
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
The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	September 30, 2020	December 31, 2019
Commitments to extend credit
Loan commitments	$283,606	$242,180
Standby letters of credit	14,527	11,475
Additionally, at September 30, 2020, the Company had unfunded commitments of $38,000 for its investment in Small Business Investment Company qualified funds.

INVESTAR HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12. LEASES
The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company assumed lease agreements as part of its expansion into Texas. Two of the three branches acquired from Mainland in 2019 and the two branches acquired from PlainsCapital in 2020 are leased properties. In addition, the Company has lease agreements for a de novo branch in the Lafayette, Louisiana market, which opened in 2019, and a branch location opened in the New Orleans, Louisiana market on November 2, 2020. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.
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
Quantitative information regarding the Company’s operating leases is presented below as of and for the nine months ended September 30, 2020 (dollars in thousands).

Total operating lease cost	$447.0
Weighted-average remaining lease term (in years)	8.8
Weighted-average discount rate	2.8%
As of September 30, 2020, the Company’s lease ROU assets and related lease liabilities were $4.0 million and $4.1 million, respectively, and have remaining terms ranging from 3 to 11 years, including extension options if the Company is reasonably certain they will be exercised.
Future minimum lease payments due under non-cancelable operating leases at September 30, 2020 are presented below (dollars in thousands).

2020	$145
2021	593
2022	598
2023	595
2024	515
Thereafter	2,168
Total	$4,614
At September 30, 2020, the Company had not entered into any material leases that have not yet commenced.
On May 29, 2020, the Bank purchased the first floor of its corporate headquarters building, which is currently occupied by multiple tenants. The Bank assumed the existing leases, all of which are operating leases. The Bank, as lessor, recognized rental income of $87,000 and $117,000 for the three and nine months ended September 30, 2020, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

When included in this Quarterly Report on Form 10-Q, or in other documents that Investar Holding Corporation (the “Company,” “we,” “our,” or “us”) files with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and similar expressions or the negative version of those words are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. The Company’s forward-looking statements are based on assumptions and estimates that management believes to be reasonable in light of the information available at the time such statements are made. However, many of the matters addressed by these statements are inherently uncertain and could be affected by many factors beyond management’s control. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•the significant risks and uncertainties for our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements in the United States caused by the ongoing COVID-19 pandemic, which will depend on several factors, including the scope and duration of the pandemic, its continued influence on the economy and financial markets, the impact of market participants on which we rely, and actions taken by governmental authorities and other third parties in response to the pandemic;
•business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate; including evolving risks to economic activity and our customers posed by the COVID-19 pandemic;
•the risk of holding PPP loans at unfavorable rates and on terms that are less favorable than other types of loans, and the Company’s ability to pursue available remedies in the event of a loan default of PPP loans under the Paycheck Protection Program;
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
•hurricanes (including the recent hurricanes, tropical storms and tropical depressions that have affected the Company’s market areas), floods, other natural disasters and adverse weather; oil spills and other man-made disasters; acts of terrorism, an outbreak of hostilities or other international or domestic calamities, acts of God and other matters beyond our control; and
•other circumstances, many of which are beyond our control.
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
Recent Developments Related to COVID-19
Overview. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. The global COVID-19 pandemic and the public health response to minimize its impact have had severe adverse and disruptive effects on economic, financial market and oil market conditions beginning in the latter part of the first quarter of 2020, and continuing through the third quarter of 2020 and beyond. Beginning in the first quarter of 2020, government responses to the pandemic included mandated closures of businesses not deemed essential, restrictions on other businesses, and stay-at-home orders or recommendations, along with crowd restrictions, which caused steep increases in unemployment and decreases in consumer and business spending. Government authorities in our markets began allowing the re-opening of businesses and easing other restrictions in the second quarter of 2020; however, starting in mid-June there was a resurgence of cases that caused governmental authorities in many regions of the country, including Louisiana, where the Company does most of its business, to extend or re-impose some restrictions. Though the number of new cases generally declined in the latter part of the third quarter of 2020, and there has been a further easing of certain restrictions in response, the number of new COVID-19 cases is again on the rise in the United States. In response, governmental authorities may choose to re-impose certain restrictions.

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
Paycheck Protection Program. Beginning in the second quarter of 2020, the Bank has participated as a lender in the Small Business Administration’s (“SBA”) and U.S. Department of Treasury’s Paycheck Protection Program (“PPP”) as established by the CARES Act and enhanced by the Paycheck Protection Program and Health Care Enhancement Act and the Flexibility Act. The PPP was established to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% and payments are deferred until the date on which the amount of loan forgiveness is determined, but no later than 10 months after the end of the borrower’s covered period described below if the borrower has not applied for loan forgiveness. PPP loans mature two years from origination, or if made on or after June 5, 2020, five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during the eight-week covered period (or, as amended by the Flexibility Act, the 24-week covered period or if shorter to December 31, 2020) following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount. In July 2020, the CARES Act was amended to extend the SBA’s authority to make commitments under the PPP, which had previously expired on June 30, 2020. The PPP resumed taking applications on July 6, 2020 and the new deadline to apply for a PPP loan was August 8, 2020. In April 2020, we began originating loans to qualified small businesses under the PPP. At September 30, 2020, our loan portfolio included PPP loans with a balance of $110.3 million, all of which are included in commercial and industrial loans.
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
Impact on our Operations. As discussed above, within the states in which we operate, beginning in the first quarter of 2020, many jurisdictions declared health emergencies and executed stay-at-home orders and closed non-essential businesses which impacted our operations as well as the operations of our customers. Starting in mid-June 2020, resurgences in the number of COVID-19 cases have resulted in certain jurisdictions extending or re-imposing restrictions. For example, in Louisiana, where most of our operations are currently located, a stay-at-home order was issued on March 22, 2020, and the State moved into Phase 1 of recovery on May 15, 2020, Phase 2 on June 4, 2020, and Phase 3 on September 11, 2020. Since the Phase 3 order, the State experienced a period of plateau in new cases, but the Phase 3 restrictions were extended on October 8, 2020. As discussed above, the United States is experiencing a resurgence in new cases. Under Phase 3, generally speaking, places of public amusement are closed, only bars in qualifying parishes may open with stringent restrictions (except for takeout), most other nonessential businesses are restricted to 75% capacity, crowd sizes are limited to 250 people or 50% capacity for indoor gatherings, face coverings are mandatory and all individuals with a higher risk of severe illness from COVID-19 are urged to stay at home.
Financial services have been identified as a Critical Infrastructure Sector by the Department of Homeland Security, and therefore, our business remains open. We continue to service our consumer and business customers from our 31 branch locations and through drive-thrus, ATMs, internet banking, mobile application and telephone.
Impact on our financial results for the three and nine months ended September 30, 2020. As discussed in further detail below, during the three and nine months ended September 30, 2020, we experienced decreased earnings compared to prior quarters, primarily related to the deterioration in the economy caused by the pandemic.
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
Our strategy includes organic growth through high quality loans and new branches and growth through acquisitions. We have completed six whole-bank acquisitions since 2011 and regularly review acquisition opportunities. On February 21, 2020, we completed the acquisition of certain assets, deposits and other liabilities relating to two existing branch locations of Dallas-based PlainsCapital Bank. The branches are located in the Texas cities of Victoria and Alice. We acquired $37.0 million in deposits and $45.3 million in loans and substantially all of the fixed assets at the branch locations, and assumed the leases for the branch facilities.

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
Discussion and Analysis of Financial Condition
For the nine months ended September 30, 2020, net income was $9.3 million, or $0.85 per basic and diluted common share, compared to net income of $13.5 million, or $1.35 and $1.34 per basic and diluted common share, respectively, for the nine months ended September 30, 2019. Basic and diluted earnings per share decreased mainly as a result of decreased earnings primarily due the increased provision for loan losses recorded in the nine months ended September 30, 2020 in response to the changing economic environment amidst the COVID-19 pandemic. For the nine months ended September 30, 2020, our net interest margin was 3.46%, return on average assets was 0.55%, and return on average equity was 5.20%. From December 31, 2019 to September 30, 2020, total loans increased $137.7 million, or 8.1%, and total deposits increased $126.7 million, or 7.4%. At September 30, 2020, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations.

Loans
General. Loans constitute our most significant asset, comprising 79% of our total assets at September 30, 2020 and December 31, 2019. Total loans increased $137.7 million, or 8.1%, to $1.83 billion at September 30, 2020 compared to $1.69 billion at December 31, 2019. Excluding the loans acquired from PlainsCapital Bank, or $39.8 million at September 30, 2020, total loans increased $97.9 million, or 5.8%, compared to December 31, 2019.
In the second quarter of 2020, the Bank began participating as a lender in the PPP as established by the CARES Act. At September 30, 2020, the balance, net of repayments, of the Bank’s PPP loans originated was $110.3 million, and is included in the commercial and industrial loan portfolio. Eighty-six percent of the total number of PPP loans we have originated have principal balances of $150,000 or less. Excluding PPP loans, total loans increased $27.4 million, or 1.6%, at September 30, 2020 compared to December 31, 2019.
The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands).

	September 30, 2020		December 31, 2019
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Construction and development	$206,751	11.3%	$197,797	11.7%
1-4 Family	339,364	18.6	321,489	19.0
Multifamily	57,734	3.2	60,617	3.6
Farmland	26,005	1.4	27,780	1.6
Commercial real estate
Owner-occupied	379,490	20.7	352,324	20.8
Nonowner-occupied	404,748	22.1	378,736	22.4
Total mortgage loans on real estate	1,414,092	77.3	1,338,743	79.1
Commercial and industrial	392,955	21.5	323,786	19.2
Consumer	22,633	1.2	29,446	1.7
Total loans	$1,829,680	100.0%	$1,691,975	100.0%
At September 30, 2020, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $772.4 million, an increase of $96.3 million, or 14.2%, compared to $676.1 million at December 31, 2019. The owner-occupied commercial real estate and commercial and industrial loans acquired from PlainsCapital totaled $12.8 million at September 30, 2020. The remainder of the increase in the business lending portfolio was driven by the origination of PPP loans, which are included in the commercial and industrial portfolio.
Consumer loans totaled $22.6 million at September 30, 2020, a decrease of $6.8 million, or 23.1%, compared to $29.4 million at December 31, 2019. The decrease in consumer loans is attributable to the scheduled paydowns of consumer loans, most of which relate to our former indirect auto loan business.

The following table sets forth loans outstanding at September 30, 2020, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$151,231	$23,213	$23,895	$8,277	$135	$206,751
1-4 Family	65,396	83,088	44,076	19,044	127,760	339,364
Multifamily	7,136	44,130	6,108	225	135	57,734
Farmland	7,538	9,480	8,890	97	—	26,005
Commercial real estate
Owner-occupied	37,502	139,011	134,746	55,262	12,969	379,490
Nonowner-occupied	71,197	144,553	164,110	24,888	—	404,748
Total mortgage loans on real estate	340,000	443,475	381,825	107,793	140,999	1,414,092
Commercial and industrial	150,439	204,484	23,353	6,664	8,015	392,955
Consumer	4,883	16,489	892	324	45	22,633
Total loans	$495,322	$664,448	$406,070	$114,781	$149,059	$1,829,680
Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2020 and December 31, 2019, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.
Our loan portfolio includes loans to businesses in certain industries that may be more significantly affected by the pandemic than others. These loans, including loans related to oil and gas, food services, hospitality, and entertainment, represented approximately 6.6% of our total loan portfolio, or 5.6% excluding PPP loans, at September 30, 2020, as shown below.

Industry	Percentage of Loan Portfolio	Percentage of Loan Portfolio (excluding PPP loans)
Oil and gas	3.5%	2.7%
Food services	2.3	2.1
Hospitality	0.4	0.4
Entertainment	0.4	0.4
Total	6.6%	5.6%
Loan Deferral Program. In response to the COVID-19 pandemic, beginning in the first quarter of 2020, the Bank has offered short-term modifications to borrowers impacted by the pandemic who are current and otherwise not past due. These currently include short-term modifications of 90 days or less, in the form of deferrals of payment of principal and interest, principal only, or interest only, and fee waivers. As of September 30, 2020, the balance of loans participating in the 90-day deferral program was approximately $56.5 million, or 3.1% of the total loan portfolio. Of these loans, 65% have deferrals of principal and interest, 31% have deferrals of principal only, and 4% have deferrals of interest only. As 90-day loan deferrals have expired, most customers have returned to their regular payment schedules. As of November 2, 2020, the balances of loans participating in the 90-day deferral plan was approximately $17.9 million, or 1.0% of the total loan portfolio. This balance includes loans with a deferral period that had not yet expired, and is inclusive of $11.1 million and $1.4 million of loans to borrowers who requested a second and third 90-day deferral period, respectively. The Bank continues to support borrowers experiencing financial hardships related to the pandemic and expects to process additional deferrals requested by qualified borrowers. Therefore, we may experience fluctuations in the balance of loans participating in the deferral program. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual.

Investment Securities
We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 12.6% of our total assets and totaled $292.4 million at September 30, 2020, an increase of $18.2 million, or 6.6%, from $274.2 million at December 31, 2019. The increase in investment securities at September 30, 2020 compared to December 31, 2019 primarily resulted from net purchases of residential mortgage-backed securities.
The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	September 30, 2020		December 31, 2019
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of U.S. government agencies and corporations	$38,492	13.1%	$33,651	12.3%
Obligations of state and political subdivisions	29,741	10.2	42,936	15.7
Corporate bonds	25,773	8.8	19,163	6.9
Residential mortgage-backed securities	140,340	48.0	106,868	39.0
Commercial mortgage-backed securities	58,102	19.9	71,596	26.1
Total	$292,448	100.0%	$274,214	100.0%
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
The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at September 30, 2020 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$790	5.88%	$3,575	5.88%	$4,770	3.59%	$—	—%
Residential mortgage-backed securities	—	—	—	—	—	—	4,407	2.83
Available for sale:
Obligations of U.S. government agencies and corporations	73	3.13	1,951	2.21	34,428	2.03	1,941	1.75
Obligations of state and political subdivisions	88	2.96	635	3.07	8,576	2.71	11,215	3.92
Corporate bonds	1,494	3.53	8,091	1.71	14,996	4.19	1,250	—
Residential mortgage-backed securities	37	3.01	—	—	—	—	133,512	2.44
Commercial mortgage-backed securities	—	—	1,387	2.93	5,603	1.05	50,011	2.10
	$2,482		$15,639		$68,373		$202,336
The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.

Goodwill
At March 31, 2020, we evaluated potential triggering events that may be indicators that our goodwill was impaired. The events included economic disruption and uncertainty surrounding the COVID-19 pandemic and the associated volatility in the financial markets which caused a significant decline in our market capitalization. As a result of the significant decline in our market capitalization in the first quarter of 2020, we performed an interim goodwill impairment test as of March 31, 2020. Factors considered in our impairment evaluation included the uncertainty related to the pandemic’s impact on our business and our customers’ businesses, the Company’s revised financial forecast in light of current market conditions, and changes in discount rates as a result of uncertainty in the market. Based on our evaluation, we concluded that our goodwill was not impaired as of March 31, 2020. As the economic disruption and uncertainty surrounding the COVID-19 pandemic, as well as the associated volatility in the financial markets, continued through the second and third quarters of 2020, management continued to evaluate goodwill impairment indicators as of September 30, 2020. Based upon management’s procedures, including an assessment of changes to assumptions from the interim quantitative impairment analysis performed as of March 31, 2020, management determined that it was not more likely than not that the goodwill balance of $28.1 million at September 30, 2020 was impaired.
A prolonged pandemic, or any other event that harms the global or U.S. economies, could adversely affect our operations and negatively impact our financial condition and results of operations, which may require further evaluation in subsequent reporting periods and could result in an impairment charge.
Deposits
The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at September 30, 2020 and December 31, 2019 (dollars in thousands).

	September 30, 2020		December 31, 2019
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$452,070	24.6%	$351,905	20.6%
Interest-bearing demand deposits	473,819	25.8	335,478	19.6
Money market deposit accounts	179,133	9.8	198,999	11.7
Savings accounts	139,153	7.6	115,324	6.8
Time deposits	590,274	32.2	706,000	41.3
Total deposits	$1,834,449	100.0%	$1,707,706	100.0%
Total deposits were $1.8 billion at September 30, 2020, an increase of $126.7 million, or 7.4%, compared to December 31, 2019. We acquired approximately $37.0 million in deposits from PlainsCapital Bank in the first quarter of 2020. Excluding deposits acquired from PlainsCapital Bank, deposits increased $89.9 million, or 5.3%, compared to December 31, 2019. Noninterest-bearing and interest-bearing demand deposits experienced the largest increases compared to December 31, 2019. These increases were primarily driven by government stimulus payments, reduced spending by consumer and business customers related to the COVID-19 pandemic, and increases in PPP borrowers’ deposit accounts. We believe these factors may be temporary depending on the future economic effects of the COVID-19 pandemic.
As the state of the economy and financial markets deteriorated during the first three quarters of 2020 in response to the global pandemic, customers desired increased security of funds and transferred holdings into fully-insured checking accounts, or our Assured Checking product, shown in interest-bearing demand deposits in the table above.
Management also made the strategic decision to either reprice or run-off higher yielding time deposits and other interest-bearing deposit products during the nine months ended September 30, 2020, which contributed to our decreased cost of deposits compared to the nine months ended September 30, 2019, discussed in Results of Operations below.

The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at September 30, 2020 and December 31, 2019 (dollars in thousands).

	September 30, 2020		December 31, 2019
	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Time remaining until maturity:
Three months or less	$93,259	$800	$89,995	$2,162
Over three months through six months	73,560	1,739	74,759	1,421
Over six months through twelve months	111,491	4,172	198,801	1,852
Over one year through three years	106,134	3,836	90,541	4,954
Over three years	11,930	1,149	13,935	1,629
	$396,374	$11,696	$468,031	$12,018
Borrowings
Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bank and The Independent Bankers Bank totaling $60.0 million, subordinated debt issued in 2017 and 2019, and junior subordinated debentures assumed through acquisitions.
Securities sold under agreements to repurchase increased $2.9 million to $5.9 million at September 30, 2020 from $3.0 million at December 31, 2019. Our advances from the FHLB were $178.5 million at September 30, 2020, an increase of $46.9 million, or 35.6%, from FHLB advances of $131.6 million at December 31, 2019. We had no outstanding balances drawn on unsecured lines of credit at September 30, 2020 or December 31, 2019. The carrying value of the subordinated debt was $42.9 million at September 30, 2020 and December 31, 2019. The $5.9 million in junior subordinated debt at both September 30, 2020 and December 31, 2019 represents the junior subordinated debentures that we assumed through acquisition.
The average balances and cost of funds of short-term borrowings for the nine months ended September 30, 2020 and 2019 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Federal funds purchased and other short-term borrowings	$74,431	$124,201	1.18%	2.17%
Securities sold under agreements to repurchase	4,737	2,543	0.35	1.50
Total short-term borrowings	$79,168	$126,744	1.13%	2.15%
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

Results of Operations
Performance Summary
Three months ended September 30, 2020 vs. three months ended September 30, 2019. For the three months ended September 30, 2020, net income was $4.5 million, or $0.41 per basic and diluted common share, compared to net income of $4.7 million, or $0.46 per basic and diluted common share, for the three months ended September 30, 2019. The primary drivers of the decrease in net income are related to the state of the economy and financial markets at September 30, 2020, along with an increase in noninterest expenses primarily related to our growth. As shown on the consolidated statement of income for the three months ended September 30, 2020, a provision for loan losses of $2.5 million was recorded, primarily attributable to the COVID-19 pandemic, compared to a provision for loan losses of $0.5 million for the three months ended September 30, 2019. Return on average assets decreased to 0.77% for the three months ended September 30, 2020 compared to 0.92% for the three months ended September 30, 2019. Return on average equity was 7.41% for the three months ended September 30, 2020 compared to 8.84% for the three months ended September 30, 2019.
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019. For the nine months ended September 30, 2020, net income was $9.3 million, or $0.85 per basic and diluted common share, compared to net income of $13.5 million, or $1.35 per basic common share and $1.34 per diluted common share, for the nine months ended September 30, 2019. The primary drivers of the decrease in net income are related to the state of the economy and financial markets during the nine months ended September 30, 2020, along with an increase in noninterest expenses primarily related to our growth. As shown on the consolidated statement of income for the nine months ended September 30, 2020, a provision for loan losses of $8.8 million was recorded, primarily attributable to the COVID-19 pandemic, compared to a provision for loan losses of $1.2 million for the nine months ended September 30, 2019. Return on average assets decreased to 0.55% for the nine months ended September 30, 2020 compared to 0.93% for the nine months ended September 30, 2019. Return on average equity was 5.20% for the nine months ended September 30, 2020 compared to 8.99% for the nine months ended September 30, 2019.
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
Three months ended September 30, 2020 vs. three months ended September 30, 2019. Net interest income increased 14.3% to $18.7 million for the three months ended September 30, 2020 compared to $16.4 million for the same period in 2019. This increase is due primarily to the decrease in the cost of deposits compared to the same period in 2019. Average interest-bearing deposits increased approximately $105.8 million and average short- and long-term borrowings increased $18.5 million for the three months ended September 30, 2020 compared to the same period in 2019, but we experienced a $1.8 million decrease in interest expense, discussed in more detail below. There was also a $255.2 million increase in average loans, including an average PPP loan balance of $114.7 million, compared to the same period in 2019, resulting in a $1.0 million increase in interest income, also discussed in more detail below. The increases in both average loans and interest-bearing deposits are results of both organic growth of the Company and the acquisitions of Bank of York on November 1, 2019 and two branch locations of PlainsCapital Bank on February 21, 2020.
Interest income was $23.4 million, including $0.8 million of interest and fees for PPP loans, for the three months ended September 30, 2020, compared to $22.9 million for the same period in 2019. Loan interest income made up substantially all of our interest income for the three months ended September 30, 2020 and 2019. An increase in interest income of $3.6 million, can be attributed to an increase in the volume of interest-earning assets, and a decrease of $3.1 million can be attributed to a decrease in the yield earned on those assets. The overall yield on interest-earning assets was 4.33% and 4.86% for the three months ended September 30, 2020 and 2019, respectively. The loan portfolio yielded 4.79% for the three months ended September 30, 2020 compared to 5.30% for the three months ended September 30, 2019, while the yield on the investment portfolio was 1.89% for the three months ended September 30, 2020 compared to 2.69% for the three months ended September 30, 2019.
Interest expense was $4.7 million for the three months ended September 30, 2020, a decrease of $1.8 million compared to interest expense of $6.5 million for the three months ended September 30, 2019. An increase in interest expense of $0.3 million resulted from the increase in volume and a decrease of $2.1 million resulted from the decrease in the cost of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $124.3 million for the three months ended September 30,

2020 compared to the same period in 2019 mainly as a result of a $105.8 million increase in interest-bearing deposits. Average short-term debt decreased while average long-term debt increased, primarily due to our issuance of subordinated notes in November 2019. The cost of deposits decreased 64 basis points to 0.97% for the three months ended September 30, 2020 compared to 1.61% for the three months ended September 30, 2019 as a result of the decrease in the rates offered for our all of our interest-bearing deposit products, which are driven by the federal funds target rate. Management also made a strategic decision to either reprice or run-off higher yielding time deposits and other interest-bearing deposit products during the first three quarters of 2020, which substantially contributed to our decreased cost of deposits compared to the quarter ended September 30, 2019. The cost of interest-bearing liabilities decreased 57 basis points to 1.16% for the three months ended September 30, 2020 compared to 1.73% for the same period in 2019, due to both the decrease in the cost of deposits and short-term borrowings. The increase in the cost of long-term debt was driven by the $25.0 million in fixed-to-floating rate subordinated notes issued in November 2019, which currently have an interest rate of 5.125%.
Net interest margin was 3.46% for the three months ended September 30, 2020, a decrease of two basis points from 3.48% for the three months ended September 30, 2019. The decrease in net interest margin was primarily driven by a decrease in the yield earned on our interest-earning assets.
Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended September 30, 2020 and 2019. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense (1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,816,014	$21,866	4.79%	$1,560,841	$20,844	5.30%
Securities:
Taxable	262,088	1,199	1.82	240,339	1,649	2.72
Tax-exempt	22,504	157	2.77	31,688	199	2.49
Interest-earning balances with banks	49,340	172	1.39	31,350	162	2.05
Total interest-earning assets	2,149,946	23,394	4.33	1,864,218	22,854	4.86
Cash and due from banks	28,225			23,394
Intangible assets	32,563			26,233
Other assets	126,581			95,437
Allowance for loan losses	(16,814)			(10,042)
Total assets	$2,320,501			$1,999,240
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$627,715	$755	0.48%	$507,293	$1,358	1.06%
Savings deposits	133,701	91	0.27	111,279	127	0.45
Time deposits	629,027	2,558	1.62	666,074	3,713	2.21
Total interest-bearing deposits	1,390,443	3,404	0.97	1,284,646	5,198	1.61
Short-term borrowings	95,316	248	1.03	117,345	624	2.11
Long-term debt	127,290	1,036	3.24	86,785	666	3.04
Total interest-bearing liabilities	1,613,049	4,688	1.16	1,488,776	6,488	1.73
Noninterest-bearing deposits	445,725			285,643
Other liabilities	21,905			15,864
Stockholders’ equity	239,822			208,957
Total liabilities and stockholders’ equity	$2,320,501			$1,999,240
Net interest income/net interest margin		$18,706	3.46%		$16,366	3.48%

(1)Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

	Three months ended September 30, 2020 vs. three months ended September 30, 2019
	Volume	Rate	Net(1)
Interest income:
Loans	$3,408	$(2,386)	$1,022
Securities:
Taxable	150	(600)	(450)
Tax-exempt	(58)	16	(42)
Interest-earning balances with banks	93	(83)	10
Total interest-earning assets	3,593	(3,053)	540
Interest expense:
Interest-bearing demand deposits	323	(926)	(603)
Savings deposits	26	(62)	(36)
Time deposits	(207)	(948)	(1,155)
Short-term borrowings	(117)	(259)	(376)
Long-term debt	311	59	370
Total interest-bearing liabilities	336	(2,136)	(1,800)
Change in net interest income	$3,257	$(917)	$2,340
(1)Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019. Net interest income increased 13.6% to $54.4 million for the nine months ended September 30, 2020 compared to $47.9 million for the same period in 2019. This increase is due primarily to the $261.5 million increase in average loans compared to the same period in 2019, resulting in a $4.9 million increase in total interest income, discussed in more detail below. Average interest-bearing deposits increased approximately $153.2 million and average short- and long-term borrowings decreased $10.1 million for the nine months ended September 30, 2020 compared to the same period in 2019, resulting in a $1.6 million decrease in interest expense, also discussed in more detail below. The increases in both average interest-earning assets and interest-bearing liabilities are results of both organic growth of the Company and the acquisitions of Bank of York on November 1, 2019 and two branch locations of PlainsCapital Bank on February 21, 2020.
Interest income was $70.8 million, including $1.6 million of interest and fees for PPP loans, for the nine months ended September 30, 2020 compared to $65.9 million for the same period in 2019. Loan interest income made up substantially all of our interest income for the nine months ended September 30, 2020 and 2019. An increase in interest income of $10.9 million can be attributed to an increase in the volume of interest-earning assets and a decrease of $6.0 million can be attributed to a decrease in the yield earned on those assets. The overall yield on interest-earning assets was 4.51% and 4.87% for the nine months ended September 30, 2020 and 2019, respectively. The loan portfolio yielded 4.96% for the nine months ended September 30, 2020 compared to 5.29% for the nine months ended September 30, 2019, while the yield on the investment portfolio was 2.16% for the nine months ended September 30, 2020 compared to 2.80% for the nine months ended September 30, 2019.
Interest expense was $16.4 million for the nine months ended September 30, 2020, a decrease of $1.6 million compared to interest expense of $18.1 million for the nine months ended September 30, 2019. An increase in interest expense of $1.6 million resulted from the increase in volume and a decrease of $3.2 million resulted from the decrease in the cost of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $143.1 million for the nine months ended September 30, 2020 compared to the same period in 2019 mainly as a result of a $153.2 million increase in interest-bearing deposits, as average short- and long-term borrowings decreased $10.1 million. Average short-term debt decreased while average long-term debt increased, primarily due to our issuance of subordinated notes in November 2019. The cost of deposits decreased 30 basis points to 1.21% for the nine months ended September 30, 2020 compared to 1.51% for the nine months ended September 30, 2019 as a result of the decrease in the rates offered for our interest-bearing deposit products. The cost of interest-bearing liabilities decreased 28 basis points to 1.38% for the nine months ended September 30, 2020 compared to 1.66% for the same period in 2019, primarily due to the decrease in the cost of deposits. The increase in the cost of long-term debt was driven by the $25.0 million in fixed-to-floating rate subordinated notes issued in November 2019, which currently have an interest rate of 5.125%.

Net interest margin was 3.46% for the nine months ended September 30, 2020, a decrease of seven basis points from 3.53% for the nine months ended September 30, 2019. The decrease in net interest margin was primarily driven by a decrease in the yield earned on our interest-earning assets.
Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the nine months ended September 30, 2020 and 2019. Averages presented in the table below are daily averages (dollars in thousands).

	Nine months ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense (1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,768,801	$65,653	4.96%	$1,507,335	$59,621	5.29%
Securities:
Taxable	252,161	3,962	2.10	240,508	5,104	2.84
Tax-exempt	26,622	544	2.73	31,853	593	2.49
Interest-earning balances with banks	49,408	658	1.78	31,030	610	2.63
Total interest-earning assets	2,096,992	70,817	4.51	1,810,726	65,928	4.87
Cash and due from banks	26,900			22,245
Intangible assets	32,143			25,026
Other assets	118,521			87,328
Allowance for loan losses	(13,970)			(9,797)
Total assets	$2,260,586			$1,935,528
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$593,883	$2,785	0.63%	$505,331	$4,045	1.07%
Savings deposits	125,541	314	0.33	109,678	372	0.45
Time deposits	668,998	9,527	1.90	620,207	9,571	2.06
Total interest-bearing deposits	1,388,422	12,626	1.21	1,235,216	13,988	1.51
Short-term borrowings	79,168	671	1.13	126,744	2,043	2.15
Long-term debt	128,444	3,140	3.26	90,989	2,044	3.00
Total interest-bearing liabilities	1,596,034	16,437	1.38	1,452,949	18,075	1.66
Noninterest-bearing deposits	404,801			267,680
Other liabilities	19,723			13,932
Stockholders’ equity	240,028			200,967
Total liabilities and stockholders’ equity	$2,260,586			$1,935,528
Net interest income/net interest margin		$54,380	3.46%		$47,853	3.53%
(1)Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the nine months ended September 30, 2020 compared to the same period in 2019 (dollars in thousands).

	Nine months ended September 30, 2020 vs. nine months ended September 30, 2019
	Volume	Rate	Net(1)
Interest income:
Loans	$10,342	$(4,310)	$6,032
Securities:
Taxable	247	(1,389)	(1,142)
Tax-exempt	(97)	48	(49)
Interest-earning balances with banks	361	(313)	48
Total interest-earning assets	10,853	(5,964)	4,889
Interest expense:
Interest-bearing demand deposits	708	(1,968)	(1,260)
Savings deposits	54	(112)	(58)
Time deposits	753	(797)	(44)
Short-term borrowings	(767)	(605)	(1,372)
Long-term debt	842	254	1,096
Total interest-bearing liabilities	1,590	(3,228)	(1,638)
Change in net interest income	$9,263	$(2,736)	$6,527
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
Three months ended September 30, 2020 vs. three months ended September 30, 2019. Total noninterest income increased $1.8 million, or 110.2%, to $3.4 million for the three months ended September 30, 2020 compared to $1.6 million for the three months ended September 30, 2019. The increase in noninterest income is mainly attributable to the $0.9 million and $0.8 million increases in the gain on sale of investment securities and other operating income, respectively. Other operating income includes, among other things, credit card and ATM fees and derivative fee income.
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019. Total noninterest income increased $3.8 million, or 81.4%, to $8.4 million for the nine months ended September 30, 2020 compared to $4.6 million for the nine months ended September 30, 2019. The increase in noninterest income is mainly attributable to the $2.0 million and $2.2 million increases in the gain on sale of investment securities and other operating income, respectively. These increases were partially offset by a $0.6 million decrease in the fair value of equity securities during the nine months ended September 30, 2020 compared to a $0.2 million increase in the prior-year period.
The change in the fair value of equity securities during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 is attributable to closing prices and mix of equity securities held by the Company at September 30, 2020 and fluctuates with market activity.

Noninterest Expense
Three months ended September 30, 2020 vs. three months ended September 30, 2019. Total noninterest expense was $14.1 million for the three months ended September 30, 2020, an increase of $2.4 million, or 20.3%, compared to the same period in 2019. The increase is primarily attributable to increases in salaries and employee benefits and other operating expense. The $0.9 million increase in salaries and employee benefits compared to the three months ended September 30, 2019 is mainly attributable to the increased number of employees as a result of our growth, both organically and through acquisitions. With the acquisitions of Bank of York and the PlainsCapital Bank branches, which together added four branch locations and related staff, as well as the opening of two de novo branches in the fourth quarter of 2019, the Company had 318 full-time equivalent employees at September 30, 2020, compared to 283 at September 30, 2019. The $1.0 million increase in other operating expenses compared to the three months ended September 30, 2019 is also attributable to the Bank’s acquisition activity and de novo branches discussed above. Other operating expenses include, among other things, armored car expense, postage, supplies, OCC and FDIC assessments and bank shares tax.
Nine months ended September 30, 2020 vs. nine months ended September 30, 2019. Total noninterest expense was $42.4 million for the nine months ended September 30, 2020, an increase of $7.9 million, or 22.9%, compared to the same period in 2019. The increase is primarily attributable to increases in salaries and employee benefits and other operating expense. The $3.9 million increase in salaries and employee benefits compared to the nine months ended September 30, 2019 is mainly attributable to the increased number of employees, discussed above. The $2.1 million increase in other operating expenses compared to the nine months ended September 30, 2019 is also attributable to the Bank’s acquisition activity and de novo branches discussed above.
Income Tax Expense
Income tax expense for the three months ended September 30, 2020 and 2019 was $1.1 million. The effective tax rate for the three months ended September 30, 2020 and September 30, 2019 was 19.6% and 19.2%, respectively.
Income tax expense for the nine months ended September 30, 2020 was $2.3 million, a decrease of $1.0 million compared to $3.3 million for the nine months ended September 30, 2019. The effective tax rate for the nine months ended September 30, 2020 and 2019 was 19.4% and 19.5%, respectively. For both the three and nine month periods ended September 30, 2020 and 2019, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and bank owned life insurance. Management expects the Company’s effective tax rate to approximate 20% in 2020.
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
At September 30, 2020 and December 31, 2019, there were no loans classified as loss. There was $0.4 million of loans classified as doubtful at September 30, 2020, compared to $0.1 million at December 31, 2019. At September 30, 2020 and December 31, 2019, there were $15.9 million and $8.7 million, respectively, of loans classified as substandard, and $10.7 million and $4.4 million, respectively, of loans classified as special mention.
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
Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by type. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $19.0 million at September 30, 2020, an increase from $10.7 million at December 31, 2019. The primary reason for the increase in the allowance for loan losses is the change in economic conditions in response to the COVID-19 pandemic.

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
Impaired loans at September 30, 2020, which include TDRs and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses, were $13.9 million compared to $2.5 million at December 31, 2019. The increase in impaired loans at September 30, 2020 is primarily due to one commercial and industrial oil and gas loan relationship totaling $6.0 million, included in nonaccrual loans, and one commercial real estate loan relationship totaling $2.7 million, included in TDRs. At September 30, 2020 and December 31, 2019, $0.1 million of the allowance for loan losses was specifically allocated to impaired loans.
The provision for loan losses is a charge to expense in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the nine months ended September 30, 2020 and 2019, the provision for loan losses was $8.8 million and $1.2 million, respectively. Additional provision for loan losses was recorded in the nine months ended September 30, 2020 primarily as a result of the deterioration of market conditions which have been adversely affected by the COVID-19 pandemic. Although we have not yet experienced charge-offs directly related to the pandemic, the Company continues to assess the impact the pandemic may have on its loan portfolio to determine the need for additional reserves.
Acquired loans that are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. Because ASC 310-30 does not permit carry over or recognition of an allowance for loan losses, we may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses if future cash flows deteriorate below initial projections. There was no additional provision for loan losses recorded for ASC 310-30 loans during the nine months ended September 30, 2020.

The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	September 30, 2020	December 31, 2019
Construction and development	$2,403	$1,201
1-4 Family	3,395	1,490
Multifamily	531	387
Farmland	218	101
Commercial real estate	8,110	4,424
Total mortgage loans on real estate	14,657	7,603
Commercial and industrial	3,811	2,609
Consumer	576	488
Total	$19,044	$10,700
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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Allowance at beginning of period	$16,657	$9,924	$10,700	$9,454
Provision for loan losses	2,500	538	8,760	1,172
Charge-offs:
Mortgage loans on real estate:
Construction and development	—	—	—	(51)
1-4 Family	(13)	(3)	(173)	(3)
Commercial real estate	—	(24)	(76)	(24)
Commercial and industrial	(81)	(48)	(88)	(48)
Consumer	(89)	(85)	(259)	(258)
Total charge-offs	(183)	(160)	(596)	(384)
Recoveries
Mortgage loans on real estate:
Construction and development	10	6	32	22
1-4 Family	27	16	36	23
Commercial real estate	3	1	34	1
Commercial and industrial	3	—	8	12
Consumer	27	14	70	39
Total recoveries	70	37	180	97
Net charge-offs	(113)	(123)	(416)	(287)
Balance at end of period	$19,044	$10,339	$19,044	$10,339
Net charge-offs to:
Loans - average	0.01%	0.01%	0.02%	0.02%
Allowance for loan losses	0.59%	1.19%	2.18%	2.78%
Allowance for loan losses to:
Total loans	1.04%	0.65%	1.04%	0.65%
Nonperforming loans	153.80%	182.40%	153.80%	182.40%

The allowance for loan losses to total loans was 1.04% and 0.65% at September 30, 2020 and 2019, respectively. The allowance for loan losses to nonperforming loans decreased to 153.80% at September 30, 2020 compared to 182.40% at September 30, 2019. The increase in the allowance for loan losses to total loans at September 30, 2020 is primarily due to the large increase in the allowance for loan losses in response to the deterioration of economic conditions related to the COVID-19 pandemic compared to September 30, 2019. The decrease in the allowance for loan losses to nonperforming loans is due to the increase in nonperforming loans, which increased to $12.4 million at September 30, 2020 compared to $5.7 million at September 30, 2019.
Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs, which include recoveries of amounts previously charged off, for the three and nine months ended September 30, 2020 were $0.1 million and $0.4 million, respectively, equal to 0.01% and 0.02%, respectively, of the average loan balance for each period. Net charge-offs for the three and nine months ended September 30, 2019 were $0.1 million and $0.3 million, respectively, equal to 0.01% and 0.02%, respectively, of the average loan balance for each period.

Management believes the allowance for loan losses at September 30, 2020 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to the scope and duration of the COVID-19 pandemic and its continued influence on the economy, other unanticipated adverse changes in the economy or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.
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
There were 23 loans classified as TDRs at September 30, 2020 that totaled $5.0 million, compared to 18 loans totaling $1.5 million at December 31, 2019. At September 30, 2020, 13 of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, seven of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, two restructured loans were considered TDRs due to principal payment forbearance paying interest only for a specified period of time, and one restructured loan was considered a TDR due to a reduction in principal payments on a modified payment schedule.

As of September 30, 2020, one $0.2 million 1-4 family TDR was in default of its modified terms and is included in nonaccrual loans. As of December 31, 2019, two of the TDRs, consisting of one $0.3 million construction and development loan and one $0.2 million 1-4 family loan, were in default of their modified terms and are included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.
The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans for which information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	As of and for the nine months ended	As of and for the year ended
	September 30, 2020	December 31, 2019
Nonaccrual loans	$12,383	$5,490
Accruing loans past due 90 days or more	—	795
Total nonperforming loans	$12,383	$6,285
TDRs	4,801	1,020
Total nonperforming loans and restructured loans	$17,184	$7,305
Interest income recognized on nonperforming loans and restructured loans	$463	$144
Interest income foregone on nonperforming loans and restructured loans	$269	$300
Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 0.68% and 0.37% of total loans at September 30, 2020 and December 31, 2019, respectively.
Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value, less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. No other real estate owned was sold during the three months ended September 30, 2020. Other real estate owned with a cost basis of $0.1 million was sold during the nine months ended September 30, 2020, resulting in a gain of $26,000 for the period. Other real estate owned with a cost basis of $1.5 million and $5.0 million was sold during the three and nine months ended September 30, 2019, resulting in a gain of $1,000 and $19,000 for the respective periods. At September 30, 2020, no loans secured by real estate were in the process of foreclosure.
The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	September 30, 2020	December 31, 2019
1-4 Family	$28	$133
Commercial real estate	41	—
Total other real estate owned	$69	$133
Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Nine months ended September 30,
	2020	2019
Balance, beginning of period	$133	$3,611
Additions	—	48
Transfers from acquired loans	41	—
Acquired other real estate owned	—	1,507
Sales of other real estate owned	(105)	(5,022)
Write-downs	—	(18)
Balance, end of period	$69	$126

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
Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At September 30, 2020, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of September 30, 2020
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+300	3.7%
+200	3.0%
+100	2.0%
-100	(0.4)%

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
Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At September 30, 2020 and December 31, 2019, 69% and 68% of our total assets, respectively, were funded by core deposits.
Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At September 30, 2020, securities with a carrying value of $94.7 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $89.5 million in pledged securities at December 31, 2019.
Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2020, the balance of our outstanding advances with the FHLB was $178.5 million, an increase from $131.6 million at December 31, 2019. The total amount of the remaining credit available to us from the FHLB at September 30, 2020 was $592.8 million.
Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $5.9 million of repurchase agreements outstanding at September 30, 2020 compared to $3.0 million of repurchase agreements outstanding at December 31, 2019.

We maintain unsecured lines of credit with other commercial banks totaling $60.0 million. The lines of credit mature at various times within the next year. We had no outstanding balances on our unsecured lines of credit at September 30, 2020 and December 31, 2019.
In addition, at both September 30, 2020 and December 31, 2019, we had $43.6 million in aggregate principal amount of subordinated debt outstanding. For additional information, see our Annual Report on Form 10-K for the year ended December 31, 2019, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discussion and Analysis of Financial Condition - Borrowings - 2029 Notes and 2027 Notes” and Note 11 to the financial statements included in such report.
Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. From time to time, we may hold brokered deposits, as defined for federal regulatory purposes, included in our interest-bearing demand deposit balance, as well as QwickRate® deposits, included in our time deposit balance, which we obtain through a qualified network to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At both September 30, 2020 and December 31, 2019, we did not hold any brokered deposits. At September 30, 2020, we held $125.7 million of QwickRate® deposits, an increase compared to $101.8 million at December 31, 2019.
The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three and nine month periods ended September 30, 2020 and 2019.

	Percentage of Total		Percentage of Total		Cost of Funds		Cost of Funds
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Noninterest-bearing demand deposits	22%	16%	20%	16%	—%	—%	—%	—%
Interest-bearing demand deposits	30	29	30	29	0.48	1.06	0.63	1.07
Savings accounts	6	6	6	6	0.27	0.45	0.33	0.45
Time deposits	31	37	33	36	1.62	2.21	1.90	2.06
Short-term borrowings	5	7	4	8	1.03	2.11	1.13	2.15
Long-term borrowed funds	6	5	7	5	3.24	3.04	3.26	3.00
Total deposits and borrowed funds	100%	100%	100%	100%	0.90%	1.45%	1.09%	1.40%
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
During the nine months ended September 30, 2020, the Company paid $2.0 million in dividends, compared to $1.6 million during the nine months ended September 30, 2019. The Company declared dividends on its common stock of $0.065 and $0.185 per share during the three and nine months ended September 30, 2020 compared to dividends of $0.06 and $0.1676 per share during the three and nine months ended September 30, 2019. Our board of directors has authorized a share repurchase program and, at September 30, 2020, the Company had 285,729 shares of its common stock remaining authorized for repurchase under the program. During the nine months ended September 30, 2020, the Company paid $10.8 million to repurchase 640,605 shares of its common stock, compared to paying $8.3 million to repurchase 359,906 shares of its common stock during the nine months ended September 30, 2019.

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
The Company and the Bank each were in compliance with all regulatory capital requirements at September 30, 2020 and December 31, 2019. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.
The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
September 30, 2020
Investar Holding Corporation:
Tier 1 leverage capital	$211,605	9.29%	$—	—%
Common equity tier 1 capital	205,105	10.95	—	—
Tier 1 capital	211,605	11.30	—	—
Total capital	273,887	14.62	—	—
Investar Bank:
Tier 1 leverage capital	232,895	10.23	113,779	5.00
Common equity tier 1 capital	232,895	12.46	121,498	6.50
Tier 1 capital	232,895	12.46	149,536	8.00
Total capital	252,304	13.50	186,919	10.00

December 31, 2019
Investar Holding Corporation:
Tier 1 leverage capital	$215,550	10.45%	$—	—%
Common equity tier 1 capital	209,050	11.67	—	—
Tier 1 capital	215,550	12.03	—	—
Total capital	269,171	15.02	—	—
Investar Bank:
Tier 1 leverage capital	222,316	10.77	103,223	5.00
Common equity tier 1 capital	222,316	12.43	116,289	6.50
Tier 1 capital	222,316	12.43	143,124	8.00
Total capital	233,111	13.03	178,906	10.00

Off-Balance Sheet Transactions
Swap contracts. The Bank enters into interest rate swap contracts, some of which are forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 9.9 years. As of September 30, 2020, the Company had interest rate swap contracts with a total notional amount of $80.0 million and forward starting interest rate swap agreements with a total notional amount of $140.0 million.
The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the nine months ended September 30, 2020.
Unfunded commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $0.4 million and $0.1 million at September 30, 2020 and December 31, 2019, respectively.
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

	September 30, 2020	December 31, 2019
Commitments to extend credit:
Loan commitments	$283,606	$242,180
Standby letters of credit	14,527	11,475
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.
Additionally, at September 30, 2020, the Company had unfunded commitments of $38,000 for its investment in Small Business Investment Company qualified funds.
For the nine months ended September 30, 2020 and for the year ended December 31, 2019, except as disclosed herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Contractual Obligations
The following table presents, at September 30, 2020, contractual obligations to third parties by payment date (dollars in thousands).

	Payments Due In:
	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$1,244,175	$—	$—	$—	$1,244,175
Time deposits(1) (2)	413,141	157,482	19,208	—	589,831
Securities sold under agreements to repurchase(1)	5,923	—	—	—	5,923
Federal Home Loan Bank advances(1)(2)	100,000	—	23,500	55,000	178,500
Subordinated debt(1)(2)	—	—	—	43,600	43,600
Junior subordinated debt(1)(2)	—	—	—	6,702	6,702
Operating lease commitment	589	1,199	1,020	1,806	4,614
Total contractual obligations	$1,763,828	$158,681	$43,728	$107,108	$2,073,345
(1)Excludes interest.
(2)Excludes unamortized premiums and discounts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Quantitative and qualitative disclosures about market risk as of December 31, 2019 are set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2020 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” Please refer to the information in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Risk Management” in this report for additional information about the Company’s market risk for the nine months ended September 30, 2020; except as discussed therein, there have been no material changes in the Company’s market risk since December 31, 2019.
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
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that many of our employees were working remotely for a period of time due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the potential effects of the COVID-19 pandemic with the goal of minimizing the impact, if any, on the design and operating effectiveness of our internal controls.

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
The COVID-19 pandemic has created a worldwide public health crisis. The pandemic, and government actions taken to reduce the spread of the virus, have significantly increased economic uncertainty and reduced economic activity. Beginning in the first quarter of 2020, authorities implemented numerous measures to try to contain the virus. Government-mandated travel restrictions, closures of schools and businesses, and stay-at-home orders, including in our market areas, significantly disrupted economic activities. These disruptions also caused steep increases in unemployment and decreases in consumer and business spending. Certain industries have been particularly hard-hit, including the oil and gas industry, the travel and hospitality industry, the restaurant industry and the retail industry. During the second quarter of 2020, many jurisdictions began to slowly lessen restrictions; however, beginning in mid-June 2020, there was a resurgence of new COVID-19 infections that caused governmental authorities in many regions of the country, including Louisiana, where the Company does most of its business, to extend or re-impose certain restrictions. Though the number of new cases generally declined in the latter part of the third quarter of 2020, and there has been a further easing of certain restrictions in response, the number of new COVID-19 cases is again on the rise in the United States. In response, governmental authorities may choose to re-impose certain restrictions. Further, on June 8, 2020, the National Bureau of Economic Research indicated that the U.S. economy entered a recession in February 2020, and the duration and severity of this recession, which remains ongoing, is unclear at this time. This recession could have a significant adverse effect on our financial condition and the financial condition of our customers. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the pandemic, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion or that additional, similar governmental relief will be provided in the future.

The spread of COVID-19 has caused us to modify our business practices, and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus. As government restrictions are lifted, our business may continue to be disrupted as our customers may not resume normal business and social activities for a longer period of time.

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
•the risk of holding PPP loans at unfavorable interest rates and on terms that are less than favorable than other types of loans, and the Company’s ability to pursue available remedies in the event of a loan default of PPP loans under the Paycheck Protection Program;
•increased instability in our deposit base;
•an increase in costs for additional cleaning, supplies and technology as our branches reopen;
•increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
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

Issuer Purchases of Equity Securities
The table below provides the information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended September 30, 2020.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
July 1, 2020 to July 31, 2020	213	$15.21	—	196,861
August 1, 2020 to August 31, 2020	145,128	14.08	145,054	351,807
September 1, 2020 to September 30, 2020	66,128	13.58	66,078	285,729
	211,469	$13.92	211,132	285,729
(1)Includes 337 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.
(2)On March 10, 2020, the Company announced that its board of directors authorized the repurchase of an additional 300,000 shares of the Company’s common stock under its stock repurchase plan, in addition to the 326,334 shares that were remaining as authorized for repurchase at December 31, 2019. On August 26, 2020, the Company announced that its board of directors authorized the repurchase of an additional 300,000 shares of the Company's common stock.
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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated July 30, 2019, by and among Investar Holding Corporation, Investar Bank, and Bank of York (1)

2.2	Agreement and Plan of Reorganization, dated October 10, 2018, by and among Investar Holding Corporation, Investar Bank, and Mainland Bank (2)

2.3	Agreement and Plan of Reorganization dated December 19, 2019 by and among Investar Holding Corporation, Cheaha Financial Group, Inc. and High Point Acquisition, Inc. (3)

3.1	Restated Articles of Incorporation of Investar Holding Corporation (4)

3.2	Amended and Restated By-laws of Investar Holding Corporation (5)

4.1	Specimen Common Stock Certificate (6)

4.2	Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee (7)

4.3	Supplemental Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee (8)

4.4	Form of 5.125% Fixed to Fluctuation Rate Subordinated Note due 2029 (9)

4.5	Form of Registration Rights Agreement, dated December 20, 2019, by and between Investar Holding Corporation and the purchasers set forth therein (10)

10.1	Employment Agreement, dated as of August 1, 2020, by and among Investar Holding Corporation, Investar Bank, National Association, and John J. D’Angelo(11)

10.2	Employment Agreement, dated as of August 1, 2020, by and among Investar Holding Corporation, Investar Bank, National Association, and Christopher L. Hufft(12)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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
(11)Filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on August 6, 2020 and incorporated herein by reference.
(12)Filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on August 6, 2020 and incorporated herein by reference.
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

INVESTAR HOLDING CORPORATION

Date: November 5, 2020	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	/s/ Christopher L. Hufft
Christopher L. Hufft
Chief Financial Officer
(Principal Financial Officer)