Form 10-K
period 2020-12-31
Investar Holding Corp
filed 2021-03-10
CIK 1602658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________

FORM 10-K
_____________________________________

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2020, was approximately $146.0 million.
The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value per share, 10,475,083 shares outstanding as of March 8, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders of Investar Holding Corporation are incorporated by reference into Part III of the Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

PART I

Item 1. Business
General
Investar Holding Corporation (the “Company”), a Louisiana corporation incorporated in 2009, is a financial holding company headquartered in Baton Rouge, Louisiana that conducts its operations primarily through its wholly-owned subsidiary, Investar Bank, National Association (the “Bank”), a national bank chartered by the Office of the Comptroller of Currency (“OCC”). The Bank was originally chartered as a Louisiana commercial bank in 2006 and converted to a national bank in July 2019. Through the Bank, the Company offers a wide range of commercial banking products tailored to meet the needs of individuals and small to medium-sized businesses. Our primary areas of operation are south Louisiana, including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; southeast Texas, including Houston and its surrounding area and, as of February 21, 2020, Alice and Victoria; and west Alabama, including York and its surrounding area. These markets are served from our executive and operations center located in Baton Rouge and from 31 full service branches located throughout our market areas. We have experienced significant growth since the Bank was chartered, completing six whole-bank acquisitions, as described below in more detail, and establishing additional branches in our market areas. On January 25, 2021, we announced a definitive agreement to acquire Cheaha Financial Group, Inc., with four branches in Calhoun County in northeast Alabama.
As of December 31, 2020, on a consolidated basis, the Company had total assets of $2.3 billion, net loans of $1.8 billion, total deposits of $1.9 billion, and stockholders’ equity of $243.3 million.
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
For a discussion of the impacts of the COVID-19 pandemic on the Company, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments Related to COVID-19.
The information set forth in this Annual Report on Form 10-K is as of March 10, 2021, unless otherwise indicated herein.
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
Lending Activities. Income generated by our lending activities represents a substantial portion of our total revenue. For the years ended December 31, 2020, 2019 and 2018, income from our lending activities comprised 83%, 85% and 84%, respectively, of our total revenue. Over the last three fiscal years, we have increased our focus on commercial real estate loans and commercial and industrial loans, including adding and expanding a new Commercial and Industrial division in early 2018.

Lending to Businesses. Our lending to small to medium-sized businesses falls into three general categories:
•Commercial real estate loans. Approximately 48% of our total loans at December 31, 2020 were commercial real estate loans, which include multifamily, farmland and commercial real estate loans, with owner-occupied loans comprising approximately 42% of the commercial real estate loan portfolio. Commercial real estate loan terms generally are 10 years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 120 months, and we generally charge an origination fee. We do not offer non-recourse loans. Risks associated with commercial real estate loans include, among other things, fluctuations in the value of real estate, new job creation trends, tenant vacancy rates, and the quality of the borrower’s management. We attempt to limit risk by analyzing a borrower’s cash flow and collateral value on an ongoing basis. Also, we typically require personal guarantees from the principal owners of the property, supported by a review of their personal financial statements, as an additional means of mitigating our risk. We also manage risk by avoiding concentrations in any one business or industry.
•Commercial and industrial loans. Commercial and industrial loans primarily consist of working capital lines of credit and equipment loans. The terms of these loans vary by purpose and by type of underlying collateral. We make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the relevant piece of equipment. Loans to support working capital typically have terms not exceeding one year, and such loans are secured by accounts receivable or inventory. Fixed rate loans are priced based on collateral, term and amortization. The interest rate for floating rate loans is typically tied to the prime rate published in The Wall Street Journal. Commercial and industrial loans accounted for approximately 21% of our total loans at December 31, 2020.
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
•Construction and development loans. Construction and development loans, which consist of loans for the construction of commercial projects, single family residential properties and multifamily properties, accounted for approximately 11% of our total loans at December 31, 2020. Our construction and development loans are made on both a “pre-sold” basis and on a “speculative” basis. Construction and development loans are generally made with a term of 6 to 18 months, with interest accruing at either a fixed or floating rate and paid monthly. These loans are secured by the underlying project being built. For construction loans, loan to value ratios range from 70% to 80% of the developed/completed value, while for development loans our loan to value ratios typically will not exceed 70% to 75% of such value. Speculative loans are based on the borrower’s financial strength and cash flow position, and we disburse funds in installments based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector.
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

Lending to Individuals. We make the following types of loans to our individual customers:
•Residential real estate. One-to-four family residential real estate loans, including second mortgage loans, comprised approximately 18% of our total loans at December 31, 2020. Second mortgage loans in this category include only loans we make to cover the gap between the purchase price of a residence and the amount of the first mortgage; all other second mortgage loans are considered consumer loans. Loan to value ratios do not typically exceed 80%, although some of the mortgage loans that we retain in our portfolio may have higher loan to value ratios. We use an independent appraiser to establish collateral values. We generate residential real estate mortgage loans through Bank referrals and contacts with real estate agents in our markets. We do not originate subprime residential real estate loans.
•Consumer loans. Consumer loans represented 1% of our total loans at December 31, 2020. We make these loans (which are normally fixed-rate loans) to individuals for a variety of personal, family and household purposes, secured and unsecured installment and term loans, second mortgages, home equity loans and home equity lines of credit. Because many consumer loans are secured by depreciable assets such as cars, boats and trailers, the loans are amortized over the useful life of the asset. The amortization of second mortgages generally does not exceed 15 years and the rates generally are not fixed for more than 60 months. As a general matter, in underwriting these loans, our credit analysts review a borrower’s past credit history, credit scores, past income level, debt history and, when applicable, cash flow, debt to income ratio, and payment to income, and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. A comparison of the value of the collateral, if any, to the proposed loan amount, is also a consideration in the underwriting process. Repayment of consumer loans depends upon key consumer economic measures and upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. A shortfall in the value of any collateral also may pose a risk of loss to us for these types of loans.
Indirect auto loans historically comprised the largest component of our consumer loans, however, only 22% of our total consumer loans were indirect auto loans at December 31, 2020. We were an indirect lender for our auto loans, meaning that the loans were originated by automobile dealerships and then assigned to us. These dealerships were selected based on our review of their operating history and the dealership’s reputation in the marketplace, which we believe helped to mitigate the risks of fraud or negligence by the dealership. At all times, the decision whether or not to provide financing resided with us.
In November 2015, the Bank announced that it was exiting the indirect auto loan origination business. The Bank discontinued accepting indirect auto loan applications December 31, 2015, but continued to process and fund applications that were accepted on or before that date. The Bank will continue to service the current indirect auto loan portfolio for its duration. At December 31, 2020, the weighted average remaining term of the indirect auto loan portfolio was 1.3 years.
Deposits. We offer a broad base of deposit products and services to our individual and business clients, including savings, checking, and money market accounts, debit cards and mobile banking with smartphone deposit capability, as well as a variety of certificates of deposit and individual retirement accounts. We also offer a reciprocal deposit product, Assured Checking, that allows customers to deposit funds in excess of the Federal Deposit Insurance Corporation’s (“FDIC”) $250,000 insurance limit and have the funds insured by the FDIC. For our business clients, we offer a competitive suite of cash management products which include, but are not limited to, remote deposit capture, virtual vault, electronic statements, positive pay, ACH origination and wire transfer, investment sweep accounts, and enhanced business internet banking.
Other Banking Services. The Bank’s other banking services include cashiers’ checks, direct deposit of payroll and Social Security checks, night depository, bank-by-mail, automated teller machines with deposit automation, debit cards, mobile wallet payment options, Business Electronic Banking for business customers, and Zelle®, a fast, safe and easy way to send money directly between almost any bank account in the United States. In addition, the bank has options for contactless banking including interactive teller machines (ITMs) and video banking. ITMs are an upgrade on traditional ATM technology that allow customers to virtually interact directly with Bank staff for a safer, more secure transaction. Video banking lets customers communicate with Bank staff from a mobile device or computer without visiting a branch.
We have also associated with nationwide networks of automated teller machines, enabling the Bank’s customers to use ATMs throughout our markets and other regions. We offer merchant card services through a third-party vendor and a business credit card product. The Bank does not offer trust services or insurance products.

Acquisition Activity
General. To complement our organic growth strategy, from time to time, we evaluate potential acquisition opportunities including whole-bank acquisitions and strategic branch acquisitions. We believe there are many banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the increasing regulatory burden. Our management team has a long history of identifying targets, assessing and pricing risk and executing acquisitions in a creative, yet disciplined, manner. We seek acquisitions that provide meaningful financial benefits, long-term organic growth opportunities and expense reductions, without compromising our risk profile. Additionally, we seek banking markets with favorable competitive dynamics and potential consolidation opportunities. All of our acquisition activity is evaluated and overseen by a standing Merger and Acquisition Committee of our board of directors. Acquisitions completed since January 1, 2018 and any pending acquisitions are discussed below.
Acquisition of Mainland Bank. On March 1, 2019, the Company completed its acquisition of Mainland Bank (“Mainland”), headquartered in Texas City, Texas, with two additional branch locations in Houston and Dickinson, Texas. The Company acquired all of the outstanding common stock of the former Mainland shareholders for a total consideration of $18.6 million in the form of 763,849 shares of the Company’s common stock. The Company acquired assets with a fair value of approximately $127.6 million, including $81.3 million in loans, assumed $107.6 million in deposits, and recognized $5.2 million in goodwill.
Acquisition of Bank of York. On November 1, 2019, the Company completed its acquisition of Bank of York, headquartered in York, Alabama, with an additional branch location in Livingston, Alabama. The Company acquired all of the outstanding common stock of the former Bank of York shareholders for a total cash consideration of $15.0 million. Bank of York was also permitted under the terms of the merger agreement to make a special pre-closing cash distribution to its shareholders in an aggregate amount of approximately $1.0 million. The Company acquired assets with a fair value of approximately $101.9 million, including $46.1 million in loans, assumed $85.0 million in deposits, and recognized $5.0 million in goodwill.
Acquisition of two branches from PlainsCapital Bank. On February 21, 2020, the Bank completed its acquisition and assumption of certain assets, deposits and other liabilities associated with the Alice and Victoria, Texas locations of PlainsCapital Bank, a wholly-owned subsidiary of Hilltop Holdings Inc., for an aggregate consideration of approximately $11.2 million. The Bank acquired approximately $45.9 million in loans and $37.3 million in deposits. In addition, the Bank acquired substantially all the fixed assets at the branch locations, and assumed the leases for the branch facilities.
Definitive Agreement with Cheaha Financial Group, Inc. On January 25, 2021 the Company announced that it has entered into a definitive agreement (the “Agreement”) to acquire Cheaha Financial Group, Inc. (“Cheaha”), headquartered in Oxford, Alabama, and its wholly-owned subsidiary, Cheaha Bank. According to the terms of the Agreement, the Company will pay $80.00 in cash consideration for each share of Cheaha common stock, for an aggregate value of approximately $41.1 million. Investar previously executed a definitive agreement to acquire Cheaha in December 2019. However, that agreement was terminated in accordance with its terms after the transaction failed to close by June 30, 2020. The termination of the agreement came in response to the unpredictable economic conditions resulting from the global health crisis caused by the COVID-19 pandemic. At December 31, 2020, Cheaha Bank had approximately $236 million in assets, $126 million in net loans, and $202 million in deposits. Cheaha Bank offers a full range of banking products and services to individuals and small businesses from four branch locations in Calhoun County, Alabama.
De Novo Branches
During our last three fiscal years, we have opened five full-service branch locations in Louisiana, consisting of two locations in the Lake Charles market, one location in the Baton Rouge market, one location in the New Orleans market, and one location in the Lafayette market, in addition to the branches we acquired through our acquisition activity described above. We do not expect to open de novo branches in 2021.
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

While we continually strive to offer competitive pricing for our banking products, we believe that our community bank approach to customers, focusing on quality customer service, and maintaining strong customer relationships affords us the best opportunity to successfully compete with other institutions. In addition, as a smaller institution, we think we can be flexible in developing and implementing new products and services. Further, in recent years there has been consolidation activity involving banks with a presence in our markets. In our view, mergers and other business combinations within our markets provide us with growth opportunities. Many acquisitions, especially when local institutions are acquired by institutions based outside our markets, result not only in customer disruption, but also in a loss of market knowledge and relationships that we believe provide us the opportunity to acquire customers seeking a personalized approach to banking. Furthermore, acquisition activity typically creates opportunities to hire talented personnel from the combining institutions.
The following table sets forth certain information about our total deposits, and our share of total deposits, in specified locations, and is shown as of June 30, 2020, which is the latest date for which such information is available.

Location	Investar Total Deposits	Investar Share of Deposits
	(in millions)
Baton Rouge, Louisiana	$800	3.7%
New Orleans, Louisiana	256	1.2
Lafayette, Louisiana	171	2.5
Evangeline Parish, Louisiana(1)	200	2.3
East and West Feliciana Parishes, Louisiana(1)	58	22.5
Calcasieu Parish, Louisiana(1)	19	0.4
Houston, Texas	143	0.1
Alice, Texas	14	2.2
Victoria, Texas	24	0.9
Sumter County, Alabama(1)	108	43.9
(1)Evangeline Parish, Calcasieu Parish, East and West Feliciana Parishes, and Sumter County are not included in Metropolitan Statistical Areas but are included in this table to reflect the deposit balances of our branches in these parishes and county.
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
The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. This system is intended primarily for the protection of the FDIC’s deposit insurance funds, bank depositors, and the public, rather than our shareholders and creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the authority, among other things, to enjoin “unsafe or unsound” practices, require affirmative action to correct any violation or practice, issue administrative orders that can be judicially enforced, direct increases in capital, direct the sale of subsidiaries or other assets, limit dividends and distributions, restrict growth, assess civil monetary penalties, remove officers and directors, and, with respect to banks, terminate deposit insurance or place the bank into conservatorship or receivership. In general, these enforcement actions may be initiated for violations of laws and regulations or unsafe or unsound practices.
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

The Dodd-Frank Act, among other things:
•established the Consumer Financial Protection Bureau, an independent bureau within the Federal Reserve System with centralized responsibility for promulgating and enforcing federal consumer protection laws applicable to all entities offering consumer financial products or services;
•established the Financial Stability Oversight Council, tasked with the authority to identify and monitor institutions and systems that pose a systemic risk to the financial system;
•changed the assessment base for federal deposit insurance from the amount of insured deposits held by the depository institution to the institution’s average total consolidated assets less tangible equity;
•increased the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35%;
•permanently increased the deposit insurance coverage amount from $100,000 to $250,000;
•required the federal banking agencies to make their capital requirements for insured depository institutions countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;
•directed the Federal Reserve to establish interchange fees for debit cards under a restrictive “reasonable and proportional cost” per transaction standard;
•limited the ability of banking organizations to sponsor or invest in private equity and hedge funds and to engage in proprietary trading;
•increased regulation of consumer protections regarding mortgage originations, including originator compensation, minimum repayment standards, prepayment consideration, and mortgage servicing;
•restricted the preemption of select state laws by federal banking law applicable to national banks and disallowed subsidiaries and affiliates of national banks from availing themselves of such preemption;
•authorized national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location; and
•repealed the federal prohibition on the payment of interest on commercial demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
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
The Volcker Rule. On December 10, 2013, the Federal Reserve and the other federal banking regulators as well as the SEC each adopted a final rule implementing Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule.” Generally speaking, the final rule prohibits a bank and its affiliates from engaging in proprietary trading and from sponsoring certain “covered funds” or from acquiring or retaining any ownership interest in such covered funds. Most private equity, venture capital and hedge funds are considered “covered funds” as are bank trust preferred collateralized debt obligations. The final rule requires banking entities to divest disallowed securities by July 21, 2015, subject to extension upon application. The Economic Growth, Regulatory Relief, and Consumer Protection Act which was enacted in 2018 amended Section 619 of the Dodd-Frank Act to exempt from the Volcker Rule any insured depository institution that has $10.0 billion or less in total consolidated assets and whose total trading assets and trading liabilities are 5.0% or less of total consolidated assets.

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
Under the current regulatory framework, we are required to maintain the following minimum regulatory capital ratios:
•A ratio of common equity Tier 1 capital to total risk-weighted assets of at least 4.5%;
•A ratio of Tier 1 capital to total risk-weighted assets of at least 6.0%;
•A ratio of Tier 1 capital plus Tier 2 capital to total risk-weighted assets of at least 8.0%; and
•A leverage ratio (Tier 1 capital to adjusted total assets) of at least 4.0%.
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
We were in compliance with all applicable minimum regulatory capital requirements as of December 31, 2020.
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
The federal banking agencies finalized a rule in 2019 that allows bank holding companies and banks with less than $10.0 billion in total consolidated assets, limited amounts of certain assets and off balance sheet exposures, and a bank leverage ratio of greater than 9% to elect to use the Community Bank Leverage Ratio (“CBLR”) framework. A community banking organization electing to use the CBLR framework would have a simplified capital regime and would be considered well capitalized as long as it had a leverage ratio of greater than 9% (subsequently temporarily reduced to 8% as a COVID-19 relief measure). We have not elected to use the CBLR framework and it is uncertain if we will elect to use the CBLR framework in the future.
Furthermore, the U.S. federal banking agencies have finalized rules that would permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new current expected credit loss accounting rule in retained earnings over a period of three years commencing with time of adoption of the new standard. For further discussion of the new current expected credit loss accounting rule, see Note 1 to the consolidated financial statements and also see “Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio, and we may be required to further increase our provision for loan losses” in Item 1A. Risk Factors.

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
Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories that, if undertaken, could have a material adverse effect on the institution’s operations or financial condition. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, banking regulators must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized institution also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with OCC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. Additionally, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval.
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
The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities, and the deposit insurance premiums paid by the bank. As of December 31, 2020, the Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework as currently in effect.
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
The Bank is also subject to certain restrictions on dividends under federal laws, regulations and policies. In general, under OCC regulations, the Bank may pay dividends to us without the approval of the OCC only so long as the amount of the dividend does not exceed the Bank’s net income earned during the current year (net of dividends paid) combined with its retained net income (net of dividends paid) of the immediately preceding two years. The Bank must obtain the approval of the OCC for any amount in excess of this threshold. Further, a national bank may not pay a dividend in excess of its undivided profits. In addition, under federal law, the Bank may not pay any dividend to us if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The OCC may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Moreover, if, in the opinion of the OCC, the Bank is engaged in an unsound practice (which could include the payment of dividends even within the legal requirements noted above), the OCC may require the Bank to cease such practice. The OCC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice.

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
Deposit Insurance Assessments
FDIC insured banks are required to pay deposit insurance assessments to the FDIC. The amount of the assessment is based on the size of the bank’s assessment base, which is equal to its average consolidated total assets less its average tangible equity, and its risk classification under an FDIC risk-based assessment system. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to the Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on certain financial data and the level of supervisory concern that the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. As noted above, the Dodd-Frank Act changed the way that deposit insurance premiums are calculated. Action by the FDIC to replenish the Deposit Insurance Fund when needed could result in higher assessment rates, which could reduce our profitability or otherwise negatively impact our operations.
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
Community Reinvestment Act
The Bank is required under the Community Reinvestment Act, or CRA, and related OCC regulations to help meet the credit needs of its communities, including low and moderate-income borrowers. In connection with its examination of the Bank, the OCC assesses our record of compliance with the CRA. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its or the

Company’s activities. The Bank received a “Satisfactory” CRA rating on its most recent CRA Performance Evaluation. The CRA requires all FDIC-insured institutions to publicly disclose their rating.
Concentrated Commercial Real Estate Lending Regulations
The federal bank regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2020, the Company did not have a concentration in commercial real estate as defined by the regulatory guidance.
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
Federal law and regulations also establish certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.
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
Consumer Laws and Regulations
The Bank is subject to numerous laws and regulations intended to protect consumers in transactions with the Bank, including, among others, laws regarding unfair, deceptive and abusive acts and practices, usury laws, and other federal consumer protection statutes. These federal laws include the Equal Credit Opportunity Act (the “ECOA”), the Electronic Fund Transfer Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act of 1974, the S.A.F.E. Mortgage Licensing Act of 2008, the Truth in Lending Act and the Truth in Savings Act, among others. Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those enacted under federal law. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans and conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.
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
Employees
As of December 31, 2020, we had 319 full-time and 7 part-time employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.
Dependence upon a Single Customer
No material portion of our loans has been made to, nor have our deposits been obtained from, a single or small group of customers; the loss of any single customer or small group of customers would not have a materially adverse effect on our business. A discussion of concentrations of credit in our loan portfolio is set forth under the heading Loan Concentrations in “Discussion and Analysis of Financial Condition—Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Investar Holding Corporation
P.O. Box 84207
Baton Rouge, Louisiana 70884-4207

Item 1A. Risk Factors
Our business is subject to risk. In addition to the other information contained in this Annual Report on Form 10-K, including management’s discussion and analysis of financial condition and results of operations and our financial statements and the notes thereto, investors should consider the following risks when evaluating whether to invest in our common stock. If any of the following risks occur, whether alone or in combination, our business, financial condition, results of operations, cash flows and growth prospects could be materially and adversely affected. Additional risks that we do not presently know of or currently deem immaterial may also adversely affect our business, financial condition, results of operations, cash flows and growth prospects.
Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic may continue to adversely impact our business and financial results.
The COVID-19 pandemic has created a worldwide public health crisis. The pandemic, and government actions taken to reduce the spread of the virus, have significantly increased economic uncertainty and reduced economic activity. Beginning in the first quarter of 2020, authorities implemented numerous measures to try to contain the virus. Government-mandated travel restrictions, closures of schools and businesses, occupancy restrictions, and stay-at-home orders, including in our market areas, significantly disrupted economic activities. These disruptions also caused steep increases in unemployment and decreases in consumer and business spending. Certain industries have been particularly hard-hit, including the oil and gas industry, the travel and hospitality industry, the restaurant industry and the retail industry. During the second quarter of 2020, many jurisdictions began to slowly lessen restrictions; however, there have since been multiple periods of resurgences in the number of new cases. Authorities have reacted to these resurgences by deferring the phasing out of these restrictions and, in some instances, re-imposing restrictions. Further, on June 8, 2020, the National Bureau of Economic Research indicated that the U.S. economy entered a recession in February 2020, and the duration of this recession is unclear at this time. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the pandemic, but there can be no assurance that such steps will be effective or that additional, similar governmental relief will be provided in the future.
The pandemic and related economic consequences have adversely impacted and are likely to further adversely impact our workforce, operations, and financial results. The operations of our borrowers, other customers and suppliers have also been affected. We have already increased our allowance for loan losses to reflect increased risks of losses and provided loan modifications to certain customers affected by COVID-19. We may experience future financial losses due to a number of factors, including but not limited to:
•the risk that financial stress on our borrowers will lead to loan defaults at a rate that is higher than we anticipate;
•the risk that loans that were modified due to the pandemic and not accounted for as troubled debt restructurings, and on which we continued to accrue interest, will ultimately default, requiring us to reverse related interest income and incur losses;
•a further decline in business activity causing decreased demand for our loans and other banking services, which may reduce related income and fees;
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
•the risk of holding PPP loans at unfavorable interest rates and on terms that are less than favorable than other types of loans, and the Company’s ability to pursue available remedies in the event of a loan default of PPP loans;
•increased instability in our deposit base;
•the risk that economic conditions may prevent the completion of any of our planned acquisitions;
•an increase in costs for additional cleaning, supplies and technology as we work to operate our branches in accordance with the health and safety guidelines imposed due to the pandemic;

•increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
•third party disruptions, including outages at network providers and other suppliers; and
•lack of availability of employees due to illness.
These factors may remain prevalent for a significant period of time and may have a material adverse effect on our business, results of operations and financial condition, even after the COVID-19 outbreak has subsided.
The extent to which the COVID-19 pandemic will impact our business, results of operations and financial condition in the future is difficult to predict, particularly due to the unprecedented nature of the pandemic, and depends upon, among other things, the duration and spread of the outbreak, its severity, actions to contain the virus or treat its impact, the availability, acceptance and effectiveness of the recently approved vaccines, the impact of variants of the virus that have recently been detected in the U.S. and elsewhere, and how quickly and to what extent normal economic and operating conditions can resume.
Risks Related to our Business
As a business operating in the financial services industry, our business and operations may be adversely affected by prevailing economic conditions and geopolitical matters.
Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, pandemics (such as the COVID-19 pandemic) or fear of pandemics, or a combination of these or other factors. Additionally, declines in real estate value and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.
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
We have grown our business primarily through de novo branching and through the acquisition of other financial institutions. Since our bank was founded in June 2006, through December 31, 2020, we have opened 14 de novo branches, completed six whole bank acquisitions, and acquired two branch locations. We have also expanded our operations outside our historical south Louisiana base and into Texas and Alabama, progressing towards our goal to build a premier regional community bank. As of January 21, 2021, we had pending the acquisition of Cheaha Financial Group, Inc., with four branch locations in Calhoun County, Alabama. We intend to continue pursuing a multi-state growth strategy for our business through de novo branching and to evaluate attractive acquisition opportunities and to continue to pursue organic growth throughout our franchise. Our growth prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following:
•De Novo Branching; Branch Acquisitions. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our de novo branches can be expected to negatively impact our earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in opening any of our de novo branches. We may be unable to accomplish future de novo branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, or other factors. We may also be unable to identify and acquire suitable operating branches. Finally, we have no assurance our de novo branches or branches that we may acquire will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Our growth and de novo branching strategy necessarily entails growth in overhead expenses as we routinely add new offices and staff. During the last three fiscal years, we have opened five de novo branches. We do not expect to open de novo branches in 2021.
•Expansion into New Markets. Prior to our acquisition of Mainland in the first quarter of 2019, we operated exclusively in Louisiana. With our acquisition of Mainland, we entered Texas, and we subsequently entered Alabama with our acquisition of Bank of York in November 2019. The financial services industry in these areas is highly competitive, and the challenges of operating in new markets and multiple states may be greater than we anticipate.
•Acquisition and Integration Risks. An acquisition strategy involves substantial risks and uncertainties including:
◦the time and costs of evaluating potential acquisition candidates and new markets, negotiating transactions, and related diversion of management’s attention from day-to-day operations;
◦our ability to continue to finance acquisitions and possible dilution to our existing shareholders;
◦potential for acquisition agreements, once signed, not to be completed due to inability to obtain required regulatory approvals, third-party litigation, lack of shareholder approval if required, failure of other conditions to closing, agreement of the parties, or other reasons;
◦unanticipated difficulties in integrating acquired businesses, including potential losses of customers and employees, higher than expected integration costs, and inability to maintain and increase market share at new locations; and
◦potential differences between management’s expectations regarding how an acquired business will perform and actual results once acquired, which may result in lower than expected revenues, inability to achieve expected cost savings and synergies, higher than expected liabilities and costs, impairments of goodwill, and losses.
•Organic Growth Risks. As we continue to pursue organic growth at our existing and new or acquired locations, we may be unable to successfully maintain loan quality, obtain deposits at attractive rates, attract and retain personnel to implement and oversee such growth, or maintain an efficient overhead cost structure. We may also introduce new products and services that do not produce projected profits and may result in losses.
Failure to successfully address these issues relating to our growth strategy could have a material adverse effect on our financial condition and results of operations. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.
Our business is concentrated in southern Louisiana, southeast Texas, and western Alabama, and an economic downturn affecting these areas may magnify the adverse effects and consequences to us.
We currently conduct our operations primarily in southern Louisiana, and more specifically, in the Baton Rouge, New Orleans, Lafayette and Lake Charles metropolitan areas, in the greater Houston, Texas area, and in western Alabama. As of December 31, 2020, our primary markets were south Louisiana (approximately 86% of our total deposits of $1.7 billion), southeast Texas (approximately 7% of our total deposits) and west Alabama (approximately 7% of our total deposits). We also have pending our acquisition of Cheaha Financial Group, Inc., with approximately $202 million in deposits in east Alabama as of December 31, 2020. At December 31, 2020, approximately 66%, 6%, and 2% of the secured loans in our total loan portfolio were secured by properties and other collateral located in Louisiana, Texas and Alabama, respectively. Our pending acquisition of Cheaha Financial Group, Inc., if completed, would more than double our loans secured by properties and other collateral in Alabama.
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
Much of our business development and marketing strategy is directed toward fulfilling the banking and financial services needs of small to medium-sized businesses. Such businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If economic conditions negatively impact our selected markets and these businesses are adversely affected, our financial condition and results of operations may be negatively affected.

Adverse economic factors affecting particular industries could have a negative effect on our customers and their ability to make payments to us.
Certain industry-specific economic factors may also adversely affect us. For example, the energy sector, which is historically cyclical, has experienced significant volatility and a decline in oil and gas prices. While we consider our direct exposure to the energy sector not to be significant, comprising approximately 2.6% of total loans, excluding PPP loans, at December 31, 2020, continued and further depressed oil prices and increased oil price volatility could have further negative impacts on general economic conditions, particularly in our south Louisiana and southeast Texas markets, which could have a material adverse effect on our business, financial condition, and results of operations.
We have a significant number of loans secured by real estate, and a downturn in the real estate market could result in losses and negatively impact our profitability.
At December 31, 2020, approximately 78% of our total loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower, but its value may deteriorate during the time the credit is extended. Declines in real estate values in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for loan losses to address the deterioration in the value of the real estate securing our loans. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, cash flows and growth prospects.
Commercial real estate loans may expose us to greater risks than our other real estate loans.
Our loan portfolio includes commercial real estate loans, which are secured by owner-occupied and nonowner-occupied commercial properties. As of December 31, 2020, our owner-occupied commercial real estate loans totaled $375.4 million, or 20% of our total loan portfolio and our nonowner-occupied commercial real estate loans totaled $437.0 million, or 24% of our total loan portfolio.
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
Commercial and industrial loans may expose us to greater risk than other loans.
Commercial and industrial loans primarily consist of working capital lines of credit and equipment loans, typically secured by accounts receivable or inventory, or the relevant equipment. Repayment of these loans generally comes from the generation of cash flow as the result of the borrower’s business operations. Commercial lending generally involves different risks from those associated with commercial real estate lending or construction lending. Although commercial loans may be collateralized by business assets (including real estate, if available as collateral), the repayment of these types of loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the general business conditions of the local economy and the borrower’s ability to sell its products and services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, are the chief considerations when assessing the risk of a commercial and industrial loan. The liquidation of collateral, if any, is considered a secondary source of repayment because equipment and other business assets may, among other things, be obsolete or of limited resale value.

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
Additionally, an increase in the general level of interest rates may also, among other things, adversely affect our current borrowers’ ability to repay variable rate loans, the demand for and our ability to originate loans, and decrease loan prepayment rates, or could increase the cost of the Company’s deposits and borrowings. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs but also necessitate further increases to the allowance for loan losses. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income, but we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.
Conversely, a decrease in the general level of interest rates may lead to, among other things, prepayments on our loan and mortgage-backed securities portfolios as borrowers refinance their loans at lower rates, lower rates on new loans, lower rates on existing variable rate loans, and lower yields on investment securities, which could result in decreased yields on earning assets. Volatility in interest rates may increase competition for deposits, and raise the cost of deposits.
Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in the general level of market interest rates, we may not be able to accurately predict the likelihood, nature and magnitude of those changes or how and to what extent they may affect our business. We also may not be able to adequately prepare for or compensate for the consequences of such changes. Any failure to predict and prepare for changes in interest rates or adjust for the consequences of these changes may adversely affect our earnings and capital levels. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Interest Rate Risk.
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
As of December 31, 2020, our allowance for loan losses as percentages of total loans and nonperforming loans was 1.09% and 147%, respectively. The determination of the appropriate level of the allowance is inherently subjective, involves a high degree of judgment and complexity, and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes, particularly in light of the COVID-19 pandemic. In addition, loans acquired in connection with business combination transactions are measured at fair value, based on management’s estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. Because fair value measurements incorporate assumptions regarding credit risk, no allowance for loan losses related to the acquired loans is recorded on the acquisition date.
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
The FDIC, Federal Reserve and the OCC issued a final rule to allow a banking organization to elect to phase in the regulatory capital impact over a three-year period commencing with time of adoption of the new standard. A failure to effectively measure the impact of the new CECL standard may result in significant overstatement or understatement of our allowance for loan and lease losses, and in the event of an understatement, may necessitate that we significantly increase our allowance for loan and lease losses, which could adversely affect our net income.
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
Our floating-rate funding, certain hedging transactions and certain of the products we offer, such as floating-rate loans, determine their applicable interest rate or payment amount by reference to a benchmark rate, such as LIBOR, or to an index, currency, basket or other financial metric. The administrator of LIBOR has proposed to extend publication of the most commonly used U.S. Dollar LIBOR settings to June 30, 2023 and to cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. Consequently, at this time, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments. Certain of our LIBOR-based financial products and contracts, including, but not limited to, hedging products, debt obligations, investments and loans, extend beyond 2021. We are in the process of assessing the impact that a cessation or market replacement of LIBOR would have on these various products and contracts.
Hurricanes or other adverse weather conditions, as well as man-made disasters, could negatively affect our local markets or disrupt our operations, which may adversely affect our business and results of operations.
Our business is concentrated in southern Louisiana, in southeast Texas, and in west Alabama. Our selected markets are susceptible to major hurricanes, floods, tropical storms, tornadoes and other natural disasters and adverse weather, the nature and severity of which can be difficult to predict. These natural disasters can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. For example, the historic flooding of Baton Rouge and surrounding areas in August 2016 had significant impacts in several markets in which we conduct business. Hurricane Harvey caused significant damage and flooding in Texas when it made landfall in August 2017. The severity and impact of future severe weather events are difficult to predict and may be exacerbated by global climate change. The 2010 Deepwater Horizon oil spill in the Gulf of Mexico illustrated that man-made disasters can also adversely affect economic activity in the markets in which we operate. Any economic decline as a result of a natural disaster, adverse weather, oil spill or other man-made disaster can reduce the demand for loans and our other products and services.
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
Our failure to effectively implement new technologies could adversely affect our operations and financial condition.
Our industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Our ability to compete successfully to some extent depends on whether we can implement new technologies to provide products and services to our customers more efficiently while avoiding significant operational challenges that increase our costs or delay full implementation, especially relative to our peers, many of which have greater resources to devote to technological improvements.
We rely on information technology and telecommunications systems, many of which are provided by third-party vendors.
The successful and uninterrupted functioning of our information technology and telecommunications systems is critical to our business. We outsource many of our major systems, such as data processing and deposit processing. If one of these third-party service providers terminates their relationship with us or fails to provide services to us for any reason or provides such services poorly, our business may be materially and adversely affected. In addition, we may be forced to replace such vendors, which could interrupt our operations and result in a higher costs to us.
Cyber-attacks or other security breaches could adversely affect our operations, net income or reputation.
As part of our banking business, we and certain of our third-party vendors collect, use and hold sensitive data concerning individuals and businesses with whom we have a banking relationship. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change and are becoming increasingly sophisticated, exposing us to additional costs to secure our data in accordance with customer expectations and statutory and regulatory requirements. We could also experience a breach by intentional or negligent conduct on the part of our employees or other internal sources or by merchants using our customers’ debit and credit cards, software bug, other technical malfunctions, or other causes. As a result of any of these threats, our computer systems and/or our customer accounts could become vulnerable to misappropriation of confidential information, account takeover schemes or cyber-fraud. Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.
A breach of security that results in unauthorized access to our data could result in violations of applicable privacy and other laws and expose us to disruptions in our daily operations as well as to data loss, litigation, damages, fines and penalties, customer notification requirements, significant increases in compliance and insurance costs, increases in costs for measures to minimize and remediate these risks and breaches, loss of confidence in our security measures, and reputational damage, any of which could individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition, prospects, and shareholder value.
We have attempted to address these concerns by backing up our systems as well as retaining qualified third-party vendors to test and audit our network. However, there can be no guarantees that our efforts and those of our third-party vendors will be successful in avoiding material problems with our information technology and telecommunications systems. We may not be able to anticipate all cyber security breaches or implement effective preventative measures against such breaches.
Loss of deposits or a change in deposit mix could increase the Company’s funding costs.
Deposits are a low cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs could increase if the Company loses deposits and replaces them with more expensive sources of funding, if customers shift their deposits into higher cost products, or if the Company needs to raise its interest rates to avoid losing deposits. Higher funding costs reduce the Company’s net interest margin, net interest income and net income.
We may need to raise additional capital in the future to execute our business strategy.
In addition to the liquidity that we require to conduct our day-to-day operations, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet regulatory requirements. Also, we may need capital to finance our growth, including through acquisitions. In 2019, we sold $25.0 million of subordinated notes structured to qualify as tier 2 capital, and $30.0 million of common stock, in part to fund acquisitions.
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
We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2020, our goodwill totaled $28.1 million. While we have not recorded any such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.
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
We are exposed to many types of operational risks, including, particularly as a financial institution, fraud risks and human error. Our fraud risks include fraud committed by external parties against the Company or our customers and fraud committed internally by our associates. Certain fraud risks, including identity theft and account takeover, may increase as a result of customers’ accounts or personally identifiable information being obtained through breaches of retailers’ or other third parties’ networks. There are inherent limitations to our risk management strategies, as there may exist, or develop in the future, risks that we have not appropriately anticipated, monitored or identified. If our risk management framework proves ineffective, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems and we may be subject to potential claims from third parties and government agencies. We may also suffer severe reputational damage. Any of these consequences could materially and adversely affect our business, financial condition or results of operations.
Because the nature of the financial services industry involves a high volume of transactions, certain systems or human errors may be repeated or compounded before they are discovered and successfully rectified. The Company’s necessary dependence upon automated systems to record and process our transaction volume may further increase the risk that technical flaws or associate tampering or manipulation of those systems will result in losses that are difficult to detect. The Company is further exposed to the risk that our third-party vendors may be unable to fulfill their contractual obligations, or will be subject to the same risk of fraud or systems or human errors as we are. These risks include the cyber-security risks discussed above.

Risks Related to Our Industry
We operate in a highly regulated environment, which could restrain our growth and profitability.
We are subject to extensive regulation and supervision under federal and state banking laws and regulations that govern almost all aspects of our operations, including, among other things, our lending practices, capital structure, investment practices, dividend policy, operations and growth. The level of regulatory scrutiny that we are subject to may fluctuate over time, based on numerous factors, including as a result of the change in the U.S. presidential administration in January 2021. These laws and regulations, and the supervisory framework that oversees the administration of these laws and regulations, are primarily intended to protect consumers, depositors, the Deposit Insurance Fund and the banking system as a whole, and not shareholders and counterparties. Furthermore, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on our operations and our ability to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Our efforts to comply with these additional laws, regulations and standards are likely to result in increased expenses and a diversion of management time and attention. The information under the heading “Supervision and Regulation” in Item 1. Business, provides more information regarding the regulatory environment in which we and the Bank operate.
Federal regulators periodically examine our business, and we may be required to remediate adverse examination findings.
The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of regulations on both the federal and state levels. The Federal Reserve and the OCC periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. If we become subject to any regulatory actions, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects. Failure to comply with any applicable regulations and supervisory expectations related thereto could result in fines, penalties, lawsuits, regulatory sanctions, reputation damage or restrictions on business.
We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The ECOA, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies enforce these laws and regulations, but private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. If an institution’s performance under the fair lending laws and regulations is found to be deficient, the institution could be subject to damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines, among other sanctions. In addition, the OCC’s assessment of our compliance with the Community Reinvestment Act (“CRA”) is taken into account when evaluating any application we submit for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of another financial institution. Our failure to satisfy our CRA obligations could, at a minimum, result in the denial of such applications and limit our growth.
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
Fintech developments, such as bitcoin or other types of cryptocurrency and the development of alternative payment systems, have the potential to disrupt the financial industry and change the way banks do business. Our success depends on our ability to adapt to the pace of the rapidly changing technological environment, which is crucial to retention and acquisition of customers. On July 31, 2018, the OCC announced it will grant limited-purpose national bank charters to fintech companies that offer bank products and services. The federal charter would allow fintech companies to operate nationwide under a single set of national standards, without needing to seek state-by-state licenses or joining with brick-and-mortar banks, which could have the effect of allowing fintech companies to more easily compete with us for financial products and services in the communities we serve. In October 2019, a federal district court blocked the OCC’s ability to issue such charters. The OCC has filed an appeal which is still pending.
We may be required to pay significantly higher FDIC deposit insurance premiums in the future.
The deposits of Investar Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. We are generally unable to control the amount of premiums that we are required to pay for FDIC deposit insurance. A bank’s regular assessments are determined by its risk classification, which is based on certain financial information and the level of supervisory concern that it poses. In order to maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC has, in the past, increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have an adverse effect on our business, financial condition and results of operations.
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
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including, without limitation:
•actual or anticipated variations in our quarterly and annual operating results, financial condition or asset quality;
•changes in general economic or business conditions, both domestically and internationally;
•the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve, or in laws and regulations affecting us;
•changes in the credit, mortgage and real estate markets;
•the number of securities analysts covering us;
•our creditworthiness;
•publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;
•changes in market valuations or earnings of companies that investors deemed comparable to us;
•the average daily trading volume of our common stock;
•future issuances of our common stock or other securities;
•changes in dividends on our common stock;
•additions or departures of key personnel;
•perceptions in the marketplace regarding our competitors and/or us;
•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us; and
•other news, announcements or disclosures (whether by us or others) related to us, our competitors, our markets or the financial services industry.
The stock market and, in particular, the market for financial institution stocks have experienced significant fluctuations in recent years. For example, the COVID-19 pandemic led to a period of depressed market conditions in the first quarter of 2020, and market conditions have remained volatile since that period. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which may make it difficult for investors to sell their shares at the volume, prices and times desired.
Shares eligible for future sale could adversely affect market prices of our common stock.
Shares of our common stock eligible for future sale, including those that may be issued in any private or public offering of our common stock, as consideration in acquisition transactions, or as incentives under incentive plans, could adversely affect market prices for our common stock. As of December 31, 2020, we had 10,608,869 shares outstanding and 408,288 shares subject to options granted under our incentive plan. On December 19, 2019, we sold 1,290,323 shares of our common stock in a private placement and have registered those shares for resale under the Securities Act of 1933, as amended (the “Securities Act”). Because our other outstanding shares of common stock either were issued in an offering registered under the Securities Act or have been held for more than one year, such shares are freely tradable, except for shares held by our affiliates (approximately 8% of shares outstanding as of December 31, 2020) and 207,146 shares that represent unvested restricted shares under our incentive plan. Shares issued under our incentive plan will be available for sale into the public market, except for shares held by our affiliates. Shares held by our affiliates may be resold subject to the restrictions in Rule 144 of the Securities Act. In the future, we may issue additional shares of common stock to raise capital for growth or as consideration in acquisition transactions or for other purposes, and such shares may be registered under the Securities Act and freely tradable or may be issued in a private placement and registered for resale under the Securities Act.

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
Certain provisions of our restated articles of incorporation and our by-laws, as amended, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:
•enable our board of directors to issue additional shares of authorized, but unissued capital stock. In particular, our board may issue “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the board;
•enable our board of directors to increase the size of the board and fill the vacancies created by the increase;
•enable our board of directors to amend our by-laws without shareholder approval;
•require advance notice for director nominations and other shareholder proposals; and
•require prior regulatory application and approval of any transaction involving control of our organization.
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

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our main office, which serves as our executive and operations center, is located at 10500 Coursey Boulevard in Baton Rouge, Louisiana. In addition, we operate 31 branches. Our 24 branches in Louisiana are located in Ascension (2), East Baton Rouge (5), West Baton Rouge (1), Jefferson (2), Lafayette (2), Livingston (1), Orleans (1), St. Tammany (1), Tangipahoa (1), East Feliciana (2), West Feliciana (1), Evangeline (3) and Calcasieu (2) Parishes. Our five branches in Texas are located in Galveston (2), Harris (1), Victoria (1) and Jim Wells (1) Counties. In Alabama, two branches are located in Sumter County and one loan production office is located in Tuscaloosa County. We also have one stand-alone automated teller machine in Baton Rouge, Louisiana and one stand-alone interactive teller machine in Morgan City, Louisiana.
We own our main office and all of our branch offices in Louisiana and Alabama, with the exception of two leased branch locations and one leased loan production office. Of the branches acquired from Mainland, located in Texas, one location is owned and two are leased properties. Each of our owned branch facilities is a stand-alone building, equipped with an automated teller machine or interactive teller machine, on-site parking, and drive-up access. Both branches acquired from PlainsCapital, also located in Texas, are leased properties. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.
We also own two tracts of land in East Baton Rouge Parish and a tract of land in each of the following Louisiana parishes: St. Mary Parish; Lafayette Parish; Jefferson Parish; and Ascension Parish. Each tract of land has been designated as either a future branch or standalone interactive teller machine location. The timing of the development of these tracts of land is uncertain.
Item 3. Legal Proceedings
From time to time we are party to ordinary routine litigation matters incidental to the conduct of our business. We are not presently party to, and none of our property is the subject of, any legal proceedings, the resolution of which we believe would have a material adverse effect on our business, financial condition, results of operations, cash flows, growth prospects or capital levels, nor were any such proceedings terminated during the fourth quarter of 2020.
Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the Nasdaq Global Market (the “Nasdaq”) under the symbol “ISTR.” As of March 8, 2021, there were approximately 724 holders of record of our common stock.
Dividend Policy
The Company has paid a quarterly dividend since 2011 and intends to continue to declare dividends on a quarterly basis. The declaration of dividends is at the discretion of our board of directors and will depend on our financial performance, future prospects, regulatory requirements and other factors deemed relevant by the board of directors.
Since we are a holding company with no material business activities, our ability to pay dividends is substantially dependent upon the ability of Investar Bank to transfer funds to us in the form of dividends, loans and advances. The Bank’s ability to pay dividends and make other distributions and payments to us depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors. In addition, the Bank’s ability to pay dividends to us is itself subject to various legal, regulatory and other restrictions. See Item 1. Business — Supervision and Regulation — Dividends, above for a discussion of the restrictions on dividends under federal banking laws and regulations. In addition, as a Louisiana corporation, we are subject to certain restrictions on dividends under the Louisiana Business Corporation Act. Generally, a Louisiana corporation may pay dividends to its shareholders unless, after giving effect to the dividend, either (1) the corporation would not be able to pay its debts as they come due in the usual course of business or (2) the corporations’ total assets are less than the sum of its total liabilities and the amount that would be needed, if the corporation were to be dissolved at the time of the payment of the dividend, to satisfy the preferential rights of shareholders whose preferential rights are superior to those receiving the dividend. In addition, our existing and future debt agreements limit, or may limit, our ability to pay dividends. Under the terms of our 5.125% Fixed-to-Floating Rate Subordinated Notes due 2029, we may not pay a dividend if either our parent company or the Bank, both immediately prior to the declaration of the dividend and after giving effect to the payment of the dividend, would not maintain regulatory capital ratios that are at “well capitalized” levels for regulatory capital purposes. We are also prohibited from paying dividends upon and during the continuance of any Event of Default under such notes. Finally, our ability to pay dividends may be limited on account of the junior subordinated debentures that we assumed through acquisitions. We must make payments on the junior subordinated debentures before any dividends can be paid on our common stock.
These restrictions do not, and are not expected in the future to, materially limit the Company’s ability to pay dividends to its shareholders in an amount consistent with the Company’s history of paying dividends.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on the Company’s common stock over a measurement period beginning January 1, 2016 with (i) the cumulative total return on the stocks included in the Russell 3000 Index and (ii) the cumulative total return on the stocks included in the SNL Index of Banks with assets between $1 billion and $5 billion. The performance graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the SNL Index of Banks was $100 at January 1, 2016 and that all dividends were reinvested.

Index	12/31/2015	6/30/2016	12/31/2016	6/30/2017
Investar Holding Corporation	$100.00	$87.50	$106.24	$130.70
Russell 3000	100.00	103.62	112.74	122.80
SNL U.S. Bank $1B-$5B	100.00	98.71	143.87	144.16
	12/31/2017	6/30/2018	12/31/2018	6/30/2019
Investar Holding Corporation	$137.72	$158.43	$142.83	$137.68
Russell 3000	136.56	140.95	129.40	153.61
SNL U.S. Bank $1B-$5B	153.37	166.59	134.37	147.44
	12/31/2019	6/30/2020	12/31/2020
Investar Holding Corporation	$139.56	$84.78	$97.99
Russell 3000	169.54	163.64	204.95
SNL U.S. Bank $1B-$5B	163.35	114.27	138.81
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
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs (2)
October 1, 2020 to October 31, 2020	7,700	$13.19	7,700	278,029
November 1, 2020 to November 30, 2020	598	13.57	500	277,529
December 1, 2020 to December 31, 2020	12,699	16.69	12,699	264,830
	20,997	$15.32	20,899	264,830

(1)Includes 98 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.
(2)On March 10, 2020, the Company announced that its board of directors authorized the repurchase of an additional 300,000 shares of the Company’s common stock under its stock repurchase plan, in addition to the 326,344 shares that were remaining as authorized for repurchase at December 31, 2019. On August 27, 2020, the Company announced that its board of directors authorized the repurchase of an additional 300,000 shares of the Company’s common stock under its stock repurchase plan.
Unregistered Sales of Equity Securities
Not applicable.
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
Item 6. Selected Financial Data
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section presents management’s perspective on the financial condition and results of operations of Investar Holding Corporation (the “Company,” “we,” “our,” or “us”) and its wholly-owned subsidiary, Investar Bank, National Association (the “Bank”). The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes and other supplemental information included herein. Certain risks, uncertainties and other factors, including those set forth under Item 1A. Risk Factors in Part I, and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statement appearing in this discussion and analysis.
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
Our forward-looking statements contained herein are based on assumptions and estimates that management believes to be reasonable in light of the information available at this time. However, many of these statements are inherently uncertain and beyond our control and could be affected by many factors. Factors that could have a material effect on our business, financial condition, results of operations, cash flows and future growth prospects can be found in Item 1A. Risk Factors. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:
•the significant risks and uncertainties for our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements in the United States caused by the ongoing COVID-19 pandemic, which will depend on several factors, including the scope and duration of the pandemic, its continued influence on the economy and financial markets, the impact on market participants on which we rely, and actions taken by governmental authorities and other third parties in response to the pandemic;
•business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate; including evolving risks to economic activity and our customers posed by the COVID-19 pandemic and government actions taken to address the impact of COVID-19 or contain it;
•ongoing disruptions in the oil and gas industry due to the significant decrease in the price of oil;
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
•our ability to complete any pending or future acquisitions and efficiently integrate completed acquisitions into our operations, meet the regulatory requirements related to such acquisitions, retain the customers of acquired businesses and grow the acquired operations;
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
•hurricanes (including the recent hurricanes, tropical storms and tropical depressions that have affected the Company’s market areas), floods, winter storms, other natural disasters and adverse weather; oil spills and other man-made disasters; acts of terrorism, an outbreak of hostilities or other international or domestic calamities, acts of God and other matters beyond our control; and
•other circumstances, many of which are beyond our control.
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
Recent Developments Related to COVID-19
Overview. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. The global COVID-19 pandemic and the public health response to minimize its impact have had severe adverse and disruptive effects on economic, financial market and oil market conditions beginning in the latter part of the first quarter of 2020, and continuing through the fourth quarter of 2020 and beyond. Beginning in the first quarter of 2020, government responses to the pandemic included mandated closures of businesses not deemed essential, restrictions on other businesses, and stay-at-home orders or recommendations, along with crowd restrictions, which caused steep increases in unemployment and decreases in consumer and business spending. Government authorities in our markets began allowing the re-opening of businesses and easing other restrictions in the second quarter of 2020; however, the country, including areas in which we do business, experienced multiple periods of resurgences of new cases in both the third and fourth quarters of 2020. Authorities reacted to these resurgences by extending or re-imposing some restrictions.

Legislative and Regulatory Developments. In a measure aimed at lessening the economic impact of COVID-19, the Federal Reserve reduced the federal funds rate to 0% to 0.25% on March 16, 2020. This action by the Federal Reserve followed a prior reduction of the targeted federal funds rates to a range of 1.0% to 1.25% on March 3, 2020. On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the largest economic stimulus package in the nation’s history, which included the Small Business Administration’s (“SBA”) and U.S. Department of Treasury’s Paycheck Protection Program (“PPP”), discussed further below, in an effort to lessen the impact of COVID-19 on consumers and businesses. As funds available under the PPP were quickly depleted, on April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was signed into law, which, among other things, increased amounts available under the Program. On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”) was enacted, which among other things, provided expanded relief under the PPP. On December 27, 2020, legislation was enacted providing additional aid to individuals and businesses, which among other things, provided additional funding for the PPP and allowed businesses meeting certain requirements to obtain a second PPP loan.
Paycheck Protection Program. Beginning in the second quarter of 2020, the Bank has participated as a lender in the PPP as established by the CARES Act and enhanced by the Paycheck Protection Program and Health Care Enhancement Act and the Flexibility Act. The PPP was established to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1%, and payments are deferred until the date on which the amount of loan forgiveness is remitted to the lender by the SBA, the forgiveness application is otherwise denied, or if no forgiveness application is filed 10 months after the end of the borrower’s covered period. PPP loans made prior to June 5, 2020 mature two years from origination, or if made on or after June 5, 2020, five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount. The original PPP program ceased taking applications on August 8, 2020. On December 27, 2020, legislation was enacted that renewed the PPP and allocated additional funding for both new first time PPP loans under the original PPP and also authorized second draw PPP loans for certain eligible borrowers that had previously received a PPP loan. The SBA began accepting applications on the next round of the PPP in January 2021, and the application period will last until March 31, 2021, subject to the availability of funds. In April 2020, we began originating loans to qualified small businesses under the PPP. At December 31, 2020, our loan portfolio included PPP loans with a balance of $94.5 million, all of which are included in commercial and industrial loans.
Guidance on Treatment of Pandemic-related Loan Modifications Pursuant to the CARES Act and Interagency Statement. Section 4013 of the CARES Act provides that, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates (the “applicable period”), we may elect to suspend GAAP for loan modifications related to the pandemic that would otherwise be categorized as troubled debt restructurings (“TDRs”) and suspend any determination of a loan modified as a result of the effects of the pandemic as being a TDR, including impairment for accounting purposes. The suspension is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The suspension is not applicable to any adverse impact on the credit of a borrower that is not related to the pandemic. Legislation enacted on December 27, 2020, extended this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date.
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

Accordingly, during 2020, we offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These include short-term modifications of 90 days or less, in the form of deferrals of payment of principal and interest, principal only, or interest only, and fee waivers. As of December 31, 2020, the balance of loans participating in the 90-day deferral program was approximately $5.9 million, or 0.3% of the total loan portfolio. See further discussion in the Loans section of the Discussion and Analysis of Financial Condition below.
Impact on our Operations. As discussed above, within the states in which we operate, beginning in the first quarter of 2020, many jurisdictions declared health emergencies and executed stay-at-home orders and closed non-essential businesses which impacted our operations as well as the operations of our customers. Though authorities began phasing out certain restrictions in the summer of 2020, resurgences in the number of COVID-19 cases in the second and third quarters of 2020 resulted in the extension and, in some instances, the re-imposition of certain restrictions. For example, in Louisiana, where most of our operations are currently located, a stay-at-home order was issued on March 22, 2020, and the state moved into Phase 1 of recovery on May 15, 2020, Phase 2 on June 4, 2020, and Phase 3 on September 11, 2020. However, the state experienced several resurgences in the number of cases in the fall and winter of 2020, which prompted the issuance of an order reverting back to a modified Phase 2 as of November 25, 2020, which was extended through March 2, 2021, when Louisiana re-entered Phase 3. Under Phase 3, generally speaking, places of public amusement are closed, only bars in qualifying parishes may open with stringent restrictions (except for takeout), most other nonessential businesses are restricted to 75% capacity, crowd sizes are limited to 250 people or 50% capacity for indoor gatherings, face coverings are mandatory and all individuals with a higher risk of severe illness from COVID-19 are urged to stay at home. Additionally, effective March 10, 2021, the Texas governor issued an order lifting the state's mask mandate and rescinding most of its restrictions related to COVID-19.
Financial services have been identified as a Critical Infrastructure Sector by the Department of Homeland Security, and therefore, our business remains open. We continue to service our consumer and business customers from our 31 branch locations and through drive-thrus, ATMs, internet banking, mobile application and telephone.
Impact on our financial results for 2020. As discussed in further detail below, during 2020, we experienced decreased earnings compared to 2019, primarily related to the deterioration in the economy caused by the pandemic. While our net interest income increased, due primarily to an increase in the volume of our interest-earning assets, and lower interest rates on deposits resulting from lower prevailing interest rates, we substantially increased our provision for loan losses.
Overview
Through our wholly-owned subsidiary Investar Bank, National Association, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses. Our primary areas of operation are south Louisiana (approximately 86% of our total deposits as of December 31, 2020), including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; southeast Texas, including Houston and its surrounding area, Alice, and Victoria; and west Alabama, including York and its surrounding area. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter and its name changed to Investar Bank, National Association. Our strategy includes organic growth through high quality loans and growth through acquisitions, including whole-bank acquisitions and strategic branch acquisitions. We currently operate 24 full service branches in Louisiana, five full service branches in Texas, and two full service branches in Alabama. We have completed six whole-bank acquisitions since 2011 and regularly review acquisition opportunities. In addition to our branches acquired through acquisitions, during our last three fiscal years, we opened five de novo branch locations.
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

For certain GAAP performance measures, see “Certain Performance Indicators” below. We also monitor changes in our tangible equity, tangible assets, tangible book value per share, and our efficiency ratio, shown in the section “Certain Performance Indicators: Non-GAAP Financial Measures” below.
Certain Performance Indicators

(In thousands, except share data)	As of and for the year ended December 31,
	2020(1)	2019(1)	2018	2017(1)	2016
Financial Information
Total assets	$2,321,181	$2,148,916	$1,786,469	$1,622,734	$1,158,960
Total stockholders' equity	243,284	241,976	182,262	172,729	112,757
Net interest income	73,534	64,818	57,370	42,517	34,739
Net income	13,889	16,839	13,606	8,202	7,880
Diluted earnings per share	1.27	1.66	1.39	0.96	1.10

Performance Ratios
Return on average assets	0.61%	0.85%	0.81%	0.62%	0.71%
Return on average equity	5.77	8.21	7.68	5.65	6.99
Net interest margin	3.49	3.51	3.61	3.39	3.32
Dividend payout ratio	19.69	13.55	12.09	10.78	3.80

Capital Ratios
Total equity to total assets	10.48%	11.26%	10.20%	10.64%	9.73%
Tangible equity to tangible assets	9.22	9.96	9.20	9.53	9.48
(1)Selected consolidated financial data includes the effect of mergers from the date of each merger. On July 1, 2017, the Company acquired Citizens Bancshares, Inc. and its wholly-owned subsidiary, Citizens Bank, by merger with and into the Company and Bank, respectively. On December 1, 2017, the Company acquired BOJ Bancshares, Inc. and its wholly-owned subsidiary, The Highlands Bank, by merger with and into the Company and Bank, respectively. On March 1, 2019, the Company acquired Mainland Bank, by merger with and into the Bank. On November 1, 2019, the Company acquired Bank of York, by merger with and into the Bank. On February 21, 2020, the Company acquired two branches from PlainsCapital Bank by purchase and assumption agreement with and into the Bank. References in this document to assets purchased and liabilities assumed in acquisition transactions reflect the fair value of such assets and liabilities on the date of acquisition, unless the context indicates otherwise.
Certain Performance Indicators: Non-GAAP Financial Measures
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

	As of and for the year ended December 31,
	2020	2019	2018	2017	2016
Total stockholders’ equity - GAAP	$243,284	$241,976	$182,262	$172,729	$112,757
Adjustments:
Goodwill	28,144	26,132	17,424	17,086	2,684
Core deposit intangible	3,988	4,803	2,263	2,740	450
Trademark intangible	100	100	100	100	100
Tangible equity	$211,052	$210,941	$162,475	$152,803	$109,523

Total assets - GAAP	$2,321,181	$2,148,916	$1,786,469	$1,622,734	$1,158,960
Adjustments:
Goodwill	28,144	26,132	17,424	17,086	2,684
Core deposit intangible	3,988	4,803	2,263	2,740	450
Trademark intangible	100	100	100	100	100
Tangible assets	$2,288,949	$2,117,881	$1,766,682	$1,602,808	$1,155,726

Total shares outstanding	10,608,869	11,228,775	9,484,219	9,514,926	7,101,851
Book value per share	$22.93	$21.55	$19.22	$18.15	$15.88
Effect of adjustment	(3.04)	(2.76)	(2.09)	(2.09)	(0.46)
Tangible book value per share	$19.89	$18.79	$17.13	$16.06	$15.42
Total equity to total assets	10.48%	11.26%	10.20%	10.64%	9.73%
Effect of adjustment	(1.26)	(1.30)	(1.00)	(1.11)	(0.25)
Tangible equity to tangible assets	9.22%	9.96%	9.20%	9.53%	9.48%

Efficiency ratio(1)
Noninterest expense	$57,131	$48,168	$41,882	$32,342	$26,639
Net interest income	73,534	64,818	57,370	42,517	34,739
Noninterest income	12,096	6,216	4,318	3,815	5,468
Efficiency ratio	66.72%	67.81%	67.89%	69.80%	66.25%
(1)Calculated as noninterest expense divided by the sum of net interest income (before provision for loan losses) and noninterest income.
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, income and expenses and related disclosure of contingent assets and liabilities. Although independent third parties are often engaged to assist us in the estimation process, management evaluates the results, challenges assumptions used and considers other factors which could impact these estimates. Actual results may differ from these estimates under different assumptions or conditions.
For more detailed information about our accounting policies, please refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data. The following discussion presents our critical accounting estimates, which are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We believe that the judgments, estimates and assumptions that we use in the preparation of our consolidated financial statements are appropriate.

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
Overview of Financial Condition and Results of Operations
Net income for the year ended December 31, 2020 totaled $13.9 million, or $1.27 per diluted share, compared to $16.8 million, or $1.66 per diluted share, for the year ended December 31, 2019. This represents a $3.0 million, or a 17.5%, decrease in net income. The decrease can mainly be attributed to the Company’s increased provisions for loan losses during 2020, as a result of the impacts of the pandemic. The Company also experienced an increase in noninterest expense.
Key components of the Company’s performance during the year ended December 31, 2020 are summarized below.
•Total assets grew to $2.3 billion at December 31, 2020, an increase of 8.0% from $2.1 billion at December 31, 2019.
•Total loans, net of allowance for loan losses at December 31, 2020 were $1.8 billion, an increase of $158.7 million, or 9.4% compared to $1.7 billion at December 31, 2019.

•Total deposits were $1.9 billion at December 31, 2020, an increase of $180.1 million, or 10.5%, compared to deposits of $1.7 billion at December 31, 2019. Noninterest-bearing deposits increased $96.3 million, or 27.4%, to $448.2 million compared to $351.9 million at December 31, 2019.
•Net interest income for the year ended December 31, 2020 was $73.5 million, an increase of $8.7 million, or 13.4%, compared to $64.8 million for the year ended December 31, 2019.
•On February 21, 2020, the Bank completed its acquisition and assumption of certain assets, deposits and other liabilities associated with the Alice and Victoria, Texas locations of PlainsCapital Bank, a wholly-owned subsidiary of Hilltop Holdings, Inc. See further discussion in Acquisitions below.
Certain Events That Affect Year-over-Year Comparability
COVID-19 Pandemic. As discussed throughout this report, the COVID-19 pandemic impacted our Company during 2020.
Acquisitions. On March 1, 2019, the Company completed the acquisition of Mainland Bank (“Mainland”), a Texas state bank located in Texas City, Texas. The Company acquired 100% of Mainland’s outstanding common shares for approximately $18.6 million in the form of 763,849 shares of the Company’s common stock. The acquisition of Mainland expanded the Company’s branch footprint into Texas and increased the core deposit base to help position the Company to continue to grow. On the date of acquisition, Mainland had total assets with a fair value of approximately $127.6 million, $81.3 million in loans, and $107.6 million in deposits, and served the residents of Harris and Galveston counties through three branch locations. The Company recorded a core deposit intangible and goodwill of $2.4 million and $5.2 million, respectively, related to the acquisition of Mainland.
On November 1, 2019, the Company completed the acquisition of Bank of York, an Alabama state bank located in York, Alabama. All of the issued and outstanding shares of Bank of York common stock were converted into aggregate cash merger consideration of $15.0 million. The acquisition of Bank of York expanded the Company’s branch footprint into Alabama. On the date of acquisition, Bank of York had total assets with a fair value of $101.9 million, $46.1 million in loans, and $85.0 million in deposits, and served the residents of Sumter County through two branch locations and one loan production office in Tuscaloosa County. The Company recorded a core deposit intangible and goodwill of $0.9 million and $5.0 million, respectively, related to the acquisition of Bank of York.
On February 21, 2020, the Bank completed the acquisition and assumption of certain assets, deposits and other liabilities associated with the Alice and Victoria, Texas locations of PlainsCapital Bank, a wholly-owned subsidiary of Hilltop Holdings Inc., for an aggregate consideration of approximately $11.2 million. The Bank acquired approximately $45.3 million in loans and $37.0 million in deposits. In addition, the Bank acquired substantially all the fixed assets at the branch locations, and assumed the leases for the branch facilities. The Company recorded a core deposit intangible and goodwill of $0.2 million and $0.5 million, respectively, related to the acquisition.
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
Discussion and Analysis of Financial Condition
Total assets were $2.3 billion at December 31, 2020, an increase of 8.0% from total assets of $2.1 billion at December 31, 2019. Our total assets of $2.1 billion at December 31, 2019 represents a 20.3% increase from total assets of $1.8 billion at December 31, 2018. The growth experienced since December 31, 2018 can mainly be attributed to growth in loans, $94.5 million of which is PPP loans originated during 2020, four de novo branch openings, two acquisitions completed in 2019 which added assets with a fair value of $229.5 million, as well as the acquisition of two branch locations in February 2020 which added assets with a fair value of $48.8 million.

Loans
General. Loans constitute our most significant asset, comprising 80%, 79%, and 78% of our total assets at December 31, 2020, 2019 and 2018, respectively. Loans increased $168.3 million, or 9.9%, to $1.9 billion at December 31, 2020 from $1.7 billion at December 31, 2019. Loans increased $291.2 million, or 20.8%, to $1.7 billion at December 31, 2019 from $1.4 billion at December 31, 2018.
In the second quarter of 2020, the Bank began participating as a lender in the PPP as established by the CARES Act. At December 31, 2020, the balance, net of repayments, of the Bank’s PPP loans originated was $94.5 million, which is included in the commercial and industrial loan portfolio. Eighty-seven percent of the total number of PPP loans we have originated have principal balances of $150,000 or less. Excluding PPP loans, total loans increased $73.8 million, or 4.4%, at December 31, 2020 compared to December 31, 2019.
The table below sets forth the balance of loans outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	December 31,
	2020		2019		2018		2017		2016
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Mortgage loans on real estate:
Construction and land development	$206,011	11.1%	$197,797	11.7%	$157,946	11.3%	$157,667	12.5%	$90,737	10.2%
1-4 Family	339,525	18.2	321,489	19.0	287,137	20.5	276,922	22.0	177,205	19.8
Multifamily	60,724	3.3	60,617	3.6	50,501	3.6	51,283	4.1	42,759	4.8
Farmland	26,547	1.4	27,780	1.6	21,356	1.5	23,838	1.9	8,207	0.9
Commercial real estate
Owner-occupied	375,421	20.2	352,324	20.8	298,222	21.3	272,433	21.6	180,458	20.2
Nonowner-occupied	436,974	23.5	378,736	22.4	328,782	23.5	264,931	21.0	200,258	22.4
Commercial and industrial	394,497	21.2	323,786	19.2	210,924	15.0	135,392	10.8	85,377	9.6
Consumer	20,619	1.1	29,446	1.7	45,957	3.3	76,313	6.1	108,425	12.1
Total loans	$1,860,318	100%	$1,691,975	100%	$1,400,825	100%	$1,258,779	100%	$893,426	100%
Our focus on a relationship-driven banking strategy and the hiring of experienced commercial lenders are the primary reasons for our organic loan growth. Over the last three fiscal years, we have increased our focus on commercial real estate loans and commercial and industrial loans, including adding and expanding a new Commercial and Industrial division in early 2018. Excluding $94.5 million of PPP loans outstanding as of December 31, 2020, which are included in our commercial and industrial loan portfolio, we experienced the greatest loan growth in our commercial real estate portfolio from December 31, 2019 to December 31, 2020. In addition, we completed two acquisitions in 2019, as well as the acquisition of two branch locations in February 2020.
The decrease in the consumer loan portfolio during this period is primarily a result of pay-downs of portfolio loans. At December 31, 2020, indirect auto loans made up 22.2% of the consumer loan portfolio. The Company discontinued accepting indirect auto loan applications on December 31, 2015 and expects its consumer loan portfolio as a percentage of the total loan portfolio to continue to decrease over time. At December 31, 2020, the weighted average remaining term of the indirect auto loan portfolio was 1.3 years.
At December 31, 2020, the Company’s total business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $769.9 million, an increase of $93.8 million, or 13.9%, compared to the business lending portfolio of $676.1 million at December 31, 2019. The business lending portfolio at December 31, 2019 increased $167.0 million, or 32.8%, compared to $509.1 million at December 31, 2018. The origination of PPP loans, which are included in the commercial and industrial loan portfolio, was the primary driver of the increase in the business lending portfolio compared to December 31, 2019.

The following table sets forth loans outstanding at December 31, 2020, which, based on remaining scheduled repayments of principal, are due in the periods indicated, as well as the amount of loans with fixed and variable rates in each maturity range. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less.

(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Mortgage loans on real estate:
Construction and land development	$143,943	$20,498	$32,544	$8,786	$240	$206,011
1-4 Family	61,081	86,910	43,605	17,681	130,248	339,525
Multifamily	9,101	49,048	2,199	242	134	60,724
Farmland	8,080	9,218	9,152	97	—	26,547
Commercial real estate
Owner-occupied	44,547	128,834	131,889	53,099	17,052	375,421
Nonowner-occupied	107,020	156,931	152,885	20,138	—	436,974
Commercial and industrial	166,842	187,223	25,630	6,864	7,938	394,497
Consumer	5,351	14,069	838	358	3	20,619
Total loans	$545,965	$652,731	$398,742	$107,265	$155,615	$1,860,318
Amounts with fixed rates	$122,784	$599,740	$329,203	$89,603	$148,501	$1,289,831
Amounts with variable rates	423,181	52,991	69,539	17,662	7,114	570,487
Total loans	$545,965	$652,731	$398,742	$107,265	$155,615	$1,860,318
Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2020 and December 31, 2019, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.
Our loan portfolio includes loans to businesses in certain industries that may be more significantly affected by the pandemic than others. These loans, including loans related to oil and gas, food services, hospitality, and entertainment, represented approximately 6.6% of our total loan portfolio, or 5.7% excluding PPP loans, at December 31, 2020, as shown below.

Industry	Percentage of Loan Portfolio	Percentage of Loan Portfolio (excluding PPP loans)
Oil and gas	3.3%	2.6%
Food services	2.5	2.3
Hospitality	0.4	0.4
Entertainment	0.4	0.4
Total	6.6%	5.7%
Loan Deferral Program. In response to the COVID-19 pandemic, beginning in the first quarter of 2020, the Bank has offered short-term modifications to borrowers impacted by the pandemic who are current and otherwise not past due. These currently include short-term modifications of 90 days or less, in the form of deferrals of payment of principal and interest, principal only, or interest only, and fee waivers. As of December 31, 2020, the balance of loans participating in the 90-day deferral program was approximately $5.9 million, or 0.3% of the total loan portfolio. Of these loans, 57% have deferrals of principal and interest, 40% have deferrals of principal only, and 3% have deferrals of interest only. As 90-day loan deferrals have expired, most customers have returned to their regular payment schedules. The Bank continues to support borrowers experiencing financial hardships related to the pandemic and expects to process additional deferrals requested by qualified borrowers. Therefore, we may experience fluctuations in the balance of loans participating in the deferral program. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual.

Investment Securities
We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment as a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 12% of our total assets and totaled $280.8 million at December 31, 2020, an increase of $6.6 million, or 2.4%, from $274.2 million at December 31, 2019. The investment securities balance at December 31, 2019 represented a $9.2 million, or 3.5%, increase from $265.0 million at December 31, 2018. The increase in investment securities at December 31, 2020 compared to December 31, 2019 and 2018 resulted from purchases of multiple investment types in our current portfolio.
The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	December 31,
	2020		2019		2018
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of U.S. government agencies and corporations	$36,821	13.1%	$33,651	12.3%	$7,870	3.0%
Obligations of state and political subdivisions	30,362	10.8	42,936	15.7	44,685	16.9
Corporate bonds	27,708	9.8	19,163	6.9	15,509	5.8
Residential mortgage-backed securities	126,807	45.2	106,868	39.0	140,294	52.9
Commercial mortgage-backed securities	59,146	21.1	71,596	26.1	56,689	21.4
Total investment securities	$280,844	100%	$274,214	100%	$265,047	100%
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
Typically, our investment securities are available for sale. There were no purchases of held to maturity securities during the years ended December 31, 2020, 2019 and 2018. In the year ended December 31, 2020, we purchased $127.1 million of investment securities, compared to purchases of $110.4 million and $72.3 million of investment securities during the years ended December 31, 2019 and 2018, respectively. Mortgage-backed securities represented 58%, 65%, and 68% of the available for sale securities we purchased in 2020, 2019 and 2018, respectively. Of the remaining securities purchased in 2020, 2019 and 2018, 22%, 29%, and 25%, respectively, were U.S. government agency securities, while 7%, 4%, and 1%, respectively, were municipal securities. We only purchase corporate bonds that are investment grade securities issued by seasoned corporations.

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio as of December 31, 2020 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of states and political subdivisions	$830	5.88%	$2,745	5.88%	$4,650	3.59%	$—	—%
Residential mortgage-backed securities	—	—	—	—	—	—	4,209	2.83
Available for sale:
Obligations of U.S. government agencies and corporations	73	3.13	2,373	2.34	31,579	2.12	2,623	1.64
Obligations of states and political subdivisions	88	2.96	893	3.06	8,824	2.65	11,845	4.05
Corporate bonds	1,503	3.51	8,393	1.55	16,687	4.52	1,000	1.95
Residential mortgage-backed securities	5	3.00	—	—	335	1.99	119,594	1.36
Commercial mortgage-backed securities	—	—	1,278	2.93	6,734	1.30	50,086	2.11
	$2,499		$15,682		$68,809		$189,357
The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.
Premises and Equipment
Bank premises and equipment increased $5.4 million, or 10.6%, to $56.3 million at December 31, 2020 from $50.9 million at December 31, 2019. The increase was mainly attributable to the acquisition of two branch locations in Alice and Victoria, Texas which added $2.8 million in bank premises and equipment, and the addition of two de novo branches. Bank premises and equipment increased $10.7 million, or 26.6%, to $50.9 million at December 31, 2019 from $40.2 million at December 31, 2018. The increase was mainly attributable to the completion of two acquisitions which added $3.5 million in bank premises and equipment, the addition of right-of-use assets related to leases of $3.3 million, and the addition of two de novo branches.
Deferred Tax Asset/Liability
At December 31, 2020, the net deferred tax asset was $1.4 million, compared to a net deferred tax liability of $0.1 million and a net deferred tax asset of $1.1 million at December 31, 2019 and 2018, respectively. The decrease in the deferred tax liability at December 31, 2019 to a net deferred tax asset at December 31, 2020 was primarily driven by the increased provisioning for loan losses during 2020 compared to 2019. The provision for loan losses is not tax deductible until loans are charged off, causing an increase in the deferred tax asset at December 31, 2020. The decrease in the deferred tax asset to a net deferred tax liability at December 31, 2019 compared to December 31, 2018 is mainly attributable to the increase in the unrealized gain on available for sale (“AFS”) securities during the period.
The Bank acquired net operating loss carryforwards as a result of acquisitions. At December 31, 2020, we held approximately $0.4 million and $1.7 million in net operating loss carryforwards that expire in 2033 and 2039, respectively. U.S. tax law imposes annual limitations under Internal Revenue Code Section 382 on the amount of net operating loss carryforwards that may be used to offset federal taxable income. Under these laws, we may apply up to approximately $0.6 million to offset our taxable income each year. In addition to this limitation, our ability to utilize net operating loss carryforwards depends upon the Company generating taxable income. Given the substantial amount of time before our net operating loss carryforwards begin to expire, we currently expect to utilize these net operating loss carryforwards in full before their expiration.

Deposits
The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at December 31, 2020, 2019 and 2018 (dollars in thousands).

	December 31,
	2020		2019		2018
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$448,230	23.7%	$351,905	20.6%	$217,457	16.0%
Interest-bearing demand deposits	496,745	26.3	335,478	19.6	295,212	21.7
Brokered deposits	80,017	4.2	—	—	—	—
Money market deposit accounts	186,307	9.9	198,999	11.7	179,340	13.2
Savings accounts	141,134	7.5	115,324	6.8	104,146	7.6
Time deposits	535,391	28.4	706,000	41.3	565,576	41.5
Total deposits	$1,887,824	100.0%	$1,707,706	100.0%	$1,361,731	100.0%
Total deposits were $1.9 billion at December 31, 2020, an increase of $180.1 million, or 10.5%, from total deposits of $1.7 billion at December 31, 2019. The Company acquired approximately $37.0 million in deposits from two branch locations acquired from PlainsCapital Bank in February 2020 and utilized $80.0 million in brokered deposits in the fourth quarter of 2020. The remaining increase of approximately $63.1 million is due to organic growth. Total deposits at December 31, 2019 increased $346.0 million, or 25.4%, from total deposits of $1.4 billion at December 31, 2018. The Company acquired approximately $85.0 million and $107.6 million in deposits from Bank of York and Mainland Bank, respectively, in 2019. The remaining increase is due to organic growth.
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
As the state of the economy and financial markets deteriorated during 2020 in response to the global pandemic, customers desired increased security of funds and transferred holdings into fully-insured checking accounts, or our Assured Checking product, shown in interest-bearing demand deposits in the table above. Management also made the strategic decision to either reprice or run-off higher yielding time deposits and other interest-bearing deposit products during the year ended December 31, 2020, which contributed to our decreased cost of deposits compared to the same period in 2019, discussed in Results of Operations below.
The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at December 31, 2020 and 2019 (dollars in thousands).

	December 31,
	2020		2019
Time remaining until maturity:	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Three months or less	$78,482	$1,733	$89,995	$2,162
Over three months through six months	73,456	2,619	74,759	1,421
Over six months through twelve months	108,901	3,128	198,801	1,852
Over one year through three years	90,101	4,202	90,541	4,954
Over three years	10,529	283	13,935	1,629
	$361,469	$11,965	$468,031	$12,018

Borrowings
Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bank and The Independent Bankers Bank totaling $60.0 million, subordinated debt issued in 2017 and 2019, and junior subordinated debentures assumed through acquisitions.
Securities sold under agreements to repurchase increased $2.7 million to $5.7 million at December 31, 2020 from $3.0 million at December 31, 2019. Our advances from the FHLB were $120.5 million at December 31, 2020, a decrease of $11.1 million from FHLB advances of $131.6 million at December 31, 2019 as we utilized available cash to pay off a portion of advances. We had no outstanding balances drawn on the unsecured lines of credit at December 31, 2020 or 2019. Junior subordinated debt of $5.9 million at December 31, 2020 and 2019 represents the junior subordinated debentures that we assumed in connection with our acquisitions of BOJ Bancshares, Inc. in 2017 and First Community Bank in 2013.
The average balances and cost of funds of short-term borrowings at December 31, 2020, 2019 and 2018 are summarized in the table below (dollars in thousands).

	Average Balances			Cost of Funds
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
Federal funds purchased and other short-term borrowings	$60,243	$110,603	$126,670	1.15%	2.09%	1.84%
Securities sold under agreements to repurchase	5,080	2,936	18,420	0.30	1.32	0.99
Total short-term borrowings	$65,323	$113,539	$145,090	1.09%	2.07%	1.73%

2029 Notes. On November 12, 2019, the Company issued $25.0 million in aggregate principal amount of its 5.125% Fixed-to-Floating Rate Subordinated 2029 Notes due 2029 (“2029 Notes”) at 100% of their face amount in a private placement to certain institutional and other accredited investors. The 2029 Notes have a maturity date of December 30, 2029. From and including the date of issuance to, but excluding December 30, 2024, the 2029 Notes will bear interest at an initial fixed rate of 5.125% per annum, payable semi-annually in arrears. From and including December 30, 2024 and thereafter, the 2029 Notes will bear interest at a floating rate equal to the then-current three-month LIBOR as calculated on each applicable date of determination, or an alternative rate determined in accordance with the terms of the 2029 Notes if the three-month LIBOR cannot be determined, plus 3.490%, payable quarterly in arrears.

The Company may redeem the 2029 Notes, in whole or in part, on or after December 30, 2024 or, in whole but not in part, under certain limited circumstances set forth in the 2029 Notes. Any redemption by the Company would be at a redemption price equal to 100% of the principal balance being redeemed, together with any accrued and unpaid interest to the date of redemption.

Principal and interest on the 2029 Notes are not subject to acceleration, except upon certain bankruptcy-related events. The 2029 Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s current and future senior indebtedness and to the Company’s obligations to its general creditors. The 2029 Notes are obligations of the Company only and are not obligations of, and are not guaranteed by, any of the Company’s subsidiaries. The 2029 Notes are structured to qualify as Tier 2 capital for regulatory capital purposes.

2027 Notes. On March 24, 2017, the Company issued $18.6 million in aggregate principal amount of its 6.00% Fixed-to-Floating Rate Subordinated Notes due 2027 (the “2027 Notes”), at 100% of the aggregate principal amount of the 2027 Notes in an offering registered under the Securities Act of 1933, as amended.

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

Principal and interest on the 2027 Notes are not subject to acceleration, except upon certain bankruptcy-related events. The 2027 Notes are unsecured subordinated obligations of the Company. The 2027 Notes are subordinated in right of payment to the payment of the Company’s existing and future senior indebtedness, including all of its general creditors. The 2027 Notes are obligations of the Company only and are not obligations of, and are not guaranteed by, any of the Company’s subsidiaries. The

Company may, beginning with the interest payment date of March 30, 2022, and on any interest payment date thereafter, redeem the 2027 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The 2027 Notes are structured to qualify as Tier 2 capital for regulatory capital purposes.
Results of Operations
Performance Summary
2020 vs. 2019. For the year ended December 31, 2020, net income was $13.9 million, or $1.27 per basic and diluted common share, compared to net income of $16.8 million, or $1.68 per basic common share and $1.66 per diluted common share, for the year ended December 31, 2019. The primary drivers of the decrease in net income are related to the state of the economy and financial markets during the year ended December 31, 2020 resulting from the pandemic, along with an increase in noninterest expenses primarily related to our growth. As shown on the consolidated statement of income for the year ended December 31, 2020, a provision for loan losses of $11.2 million was recorded, primarily attributable to the COVID-19 pandemic, compared to a provision for loan losses of $1.9 million for the year ended December 31, 2019. Return on average assets decreased to 0.61% for the year ended December 31, 2020 from 0.85% for the year ended December 31, 2019. Return on average equity was 5.77% for the year ended December 31, 2020 compared to 8.21% for the year ended December 31, 2019. The decrease in both return on average assets and return on average equity is mainly attributable to the $2.9 million decrease in net income.
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
Net Interest Income and Net Interest Margin
Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of nonperforming loans, the amount of noninterest-bearing liabilities supporting earning assets, and the interest rate environment.
The primary factors affecting net interest margin are changes in interest rates, competition, and the shape of the interest rate yield curve. The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. Since December 31, 2015, the Federal Funds target rate had increased a total of 175 basis points and remained at 2.25% to 2.50%, as of December 19, 2018, until it was lowered to 2.00 to 2.25% on July 31, 2019. The Federal Reserve further reduced the rate by 25 basis points on both September 18, 2019 to 1.75 to 2.00% and October 30, 2019 to 1.50 to 1.75%. On March 3, 2020, the Federal Reserve lowered the Federal Funds target rate to 1.00 to 1.25%, which the Federal Reserve stated was in response to the evolving risks to economic activity posed by the coronavirus. In a measure aimed at lessening the economic impact of COVID-19, the Federal Reserve reduced the federal funds target rate to 0% to 0.25% on March 16, 2020, where it remained as of March 10, 2021.
2020 vs. 2019. Net interest income increased 13.4% to $73.5 million for the year ended December 31, 2020 from $64.8 million for the same period in 2019. Net interest margin was 3.49% for the year ended December 31, 2020, a decrease of two basis points from 3.51% for the year ended December 31, 2019. The increase in net interest income resulted from an increase in the volume of interest-earning assets, and a decrease in the rates paid on interest-bearing liabilities, partially offset by a decrease in the yield earned on interest-earnings assets and increase in the volume of interest-bearing liabilities. For the year ended December 31, 2020, average loans and average investment securities increased approximately $246.4 million and $7.9 million, respectively, while average interest-bearing deposits increased approximately $139.4 million. The increases in average loans, investment securities and interest-bearing deposits was driven by both organic growth and growth through the acquisitions of Bank of York on November 1, 2019 and two branch locations of PlainsCapital Bank on February 21, 2020. Demand deposit growth also was driven by the pandemic-related factors discussed above. Average total borrowings decreased approximately $18.1 million compared to the same period in 2019 as we used available cash to pay down a portion of advances from the FHLB. Our yield on interest-earning assets declined as did our rate paid on interest-bearing liabilities primarily as a result of the overall decline in prevailing interest rates.
Interest income was $93.8 million for the year ended December 31, 2020 compared to $89.4 million for the same period in 2019. Loan interest income made up substantially all of our interest income for the years ended December 31, 2020 and 2019. Interest on our commercial real estate loans, commercial and industrial loans, and one-to-four family residential real estate loans constituted the three largest components of our loan interest income for the years ended December 31, 2020 and 2019 at 83% and 81% of total interest income on loans, respectively. The overall yield on interest-earning assets decreased 39 basis points to 4.45% for the year ended December 31, 2020 compared to 4.84% for the same period in 2019. The loan portfolio yielded 4.89% for the year ended December 31, 2020 compared to 5.26% for the year ended December 31, 2019. The PPP loans originated in 2020 have a contractual interest rate of 1% and origination fees based on the loan amount, which contributed to the decline in the yield on our portfolio. In addition, the yield on the investment portfolio was 2.00% for the year ended December 31, 2020 compared to 2.73% for the year ended December 31, 2019.
Interest expense was $20.3 million for the year ended December 31, 2020, a decrease of $4.4 million compared to interest expense of $24.6 million for the year ended December 31, 2019. While there was an increase in the volume of interest-bearing liabilities, the decrease in interest expense is mainly attributable to the decrease in the rate paid for these liabilities for the year ended December 31, 2020 compared to December 31, 2019. As previously mentioned, the federal funds target rate decreased to 0% to 0.25% on March 15, 2020, which affects the rate the Company pays for immediately available overnight funds, long-term borrowings, and deposits. For the year ended December 31, 2020, the cost of interest-bearing deposits decreased 43 basis points to 1.10% and the cost of interest-bearing liabilities decreased 40 basis points to 1.27% compared to the same period in 2019.
2019 vs. 2018. For a detailed discussion of our net interest income and net interest margin performance for 2019 compared to 2018, see our annual report on Form 10-K for the year ended December 31, 2019, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Interest Income and Net Interest Margin – 2019 vs. 2018, and – Volume/Rate Analysis.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category as of and for the years ended December 31, 2020, 2019 and 2018. Averages presented below are daily averages (dollars in thousands).

	As of and for the year ended December 31,
	2020			2019			2018
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,786,302	$87,365	4.89%	$1,539,886	$80,954	5.26%	$1,306,264	$66,750	5.11%
Securities:
Taxable	255,405	4,927	1.93	240,751	6,650	2.76	222,948	5,793	2.60
Tax-exempt	25,024	686	2.74	31,780	790	2.49	34,159	815	2.39
Interest-earning balances with banks	42,852	816	1.90	34,905	1,049	3.00	24,126	533	2.21
Total interest-earning assets	2,109,583	93,794	4.45	1,847,322	89,443	4.84	1,587,497	73,891	4.65
Cash and due from banks	27,768			22,969			17,219
Intangible assets	32,190			26,107			19,927
Other assets	119,994			90,949			73,472
Allowance for loan losses	(15,272)			(9,969)			(8,491)
Total assets	$2,274,263			$1,977,378			$1,689,624
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$612,000	$3,535	0.58%	$510,148	$5,308	1.04%	$394,336	$3,206	0.81%
Brokered Deposits	20,308	177	0.87	—	—	—	—	—	—
Savings deposits	129,211	401	0.31	110,936	501	0.45	116,544	567	0.49
Time deposits	640,549	11,263	1.76	641,630	13,498	2.10	530,881	7,621	1.44
Total interest-bearing deposits	1,402,068	15,376	1.10	1,262,714	19,307	1.53	1,041,761	11,394	1.09
Short-term borrowings	65,323	710	1.09	113,539	2,348	2.07	145,090	2,511	1.73
Long-term debt	128,163	4,174	3.26	98,017	2,970	3.03	95,692	2,616	2.73
Total interest-bearing liabilities	1,595,554	20,260	1.27	1,474,270	24,625	1.67	1,282,543	16,521	1.29
Noninterest-bearing deposits	418,240			283,274			220,068
Other liabilities	19,805			14,717			9,817
Stockholders’ equity	240,664			205,117			177,196
Total liabilities and stockholders’ equity	$2,274,263			$1,977,378			$1,689,624
Net interest income/net interest margin		$73,534	3.49%		$64,818	3.51%		$57,370	3.61%
(1)Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.
Nonaccrual loans were included in the computation of average loan balances but carry a zero yield. The yields include the effect of loan fees of $2.4 million, $1.9 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, and discounts and premiums that are amortized or accreted to interest income or expense.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the year ended December 31, 2020 compared to the year ended December 31, 2019 (dollars in thousands):

	Year ended December 31, 2020 vs. Year ended December 31, 2019
	Volume	Rate	Net(1)
Interest income:
Loans	$12,954	$(6,543)	$6,411
Securities:
Taxable	405	(2,128)	(1,723)
Tax-exempt	(168)	64	(104)
Interest-earning balances with banks	239	(472)	(233)
Total interest-earning assets	13,430	(9,079)	4,351
Interest expense:
Interest-bearing demand deposits	1,060	(2,833)	(1,773)
Brokered deposits	—	177	177
Savings deposits	82	(182)	(100)
Time deposits	(23)	(2,212)	(2,235)
Short-term borrowings	(997)	(641)	(1,638)
Long-term debt	913	291	1,204
Total interest-bearing liabilities	1,035	(5,400)	(4,365)
Change in net interest income	$12,395	$(3,679)	$8,716
(1)Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.
Noninterest Income
Noninterest income includes, among other things, fees generated from our deposit services, gain on sale of securities, fixed assets and other real estate owned, servicing fees and fee income on serviced loans, interchange fees, income from bank owned life insurance, and changes in the fair value of equity securities. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.
2020 vs. 2019. Total noninterest income increased $5.9 million, or 94.6%, to $12.1 million for the year ended December 31, 2020 compared to $6.2 million for the year ended December 31, 2019. The increase is primarily due to the $3.6 million increase in other operating income and the $2.0 million increase in the gain on sale of investment securities.
Other operating income is the largest component of our noninterest income for the year ended December 31, 2020. Other operating income includes, among other things, credit card, ATM and wire fees, derivative fee income, and rental income. The $3.6 million increase in other operating income for the year ended December 31, 2020 is primarily attributable to a $2.8 million increase in derivative fee income compared to the year ended December 31, 2019. We also experienced an increase in rental income of $0.2 million due to the Company’s purchase in May 2020 of the first floor of its corporate headquarters, which has multiple tenants.
Service charges on deposit accounts include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item charges, overdraft fees, and treasury management charges. Service charges on deposit accounts increased 4.2% to $1.9 million for the year ended December 31, 2020 compared to $1.8 million for the same period in 2019.
Gain on the sale of investment securities for the year ended December 31, 2020 increased to $2.3 million from $0.3 million for the same period in 2019. We sold approximately $56.5 million in securities during the year ended December 31, 2020 compared to sales of $65.6 million during the year ended December 31, 2019.

Servicing fees and fee income on serviced loans decreased $0.2 million, or 36.1%, to $0.4 million, for the year ended December 31, 2020. This decrease is a result of the Bank exiting the indirect auto loan origination business at the end of 2015. Since the Bank did not originate auto loans for sale during the years ended December 31, 2020 and 2019, the servicing portfolio, which experienced regularly scheduled paydowns, was not replaced with new loans. We expect servicing fees and fee income on serviced loans to decrease over time until all serviced loans are paid off. At December 31, 2020, the weighted average remaining term of the indirect auto loan portfolio was 1.3 years.
Interchange fees, which are fees earned on the usage of the Bank’s credit and debit cards, increased $0.3 million, or 26.9%, to $1.4 million for year ended December 31, 2020 from $1.1 million for same period in 2019. The increase in interchange fees can primarily be attributed to the increase in the volume of debit and credit card transactions.
Income from bank owned life insurance increased $0.2 million to $0.9 million for the year ended December 31, 2020 from $0.7 million for the same period in 2019. This increase reflects increased interest earned on the Company’s bank owned life insurance policies.
Change in the fair value of equity securities for the year ended December 31, 2020 was a decrease of $0.1 million and represents the change in the fair value of marketable equity securities that, prior to January 1, 2018, were included as AFS investment securities in the Company’s consolidated balance sheet. With the adoption of ASU 2016-01 on January 1, 2018, equity securities can no longer be classified as AFS, and, therefore, marketable equity securities are disclosed as equity securities on the balance sheet with changes in the fair value reflected in noninterest income.
2019 vs. 2018. For a detailed discussion of our noninterest income for 2019 compared to 2018, see our annual report on Form 10-K for the year ended December 31, 2019, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Noninterest Income – 2019 vs. 2018.
Noninterest Expense
Noninterest expense includes salaries and benefits and other costs associated with the conduct of our operations. We are committed to managing our costs within the framework of our operating strategy. However, since we are focused on growth both organically and through acquisition, we expect our expenses to continue to increase as we add employees and physical locations to accommodate our growing franchise. Our goal is to create synergies promptly after completing an acquisition, as this is important to our earnings success.
2020 vs. 2019. Total noninterest expense was $57.1 million for the year ended December 31, 2020, an increase of $9.0 million, or 18.6%, from $48.2 million for the year ended December 31, 2019. This increase was driven by the increases in salaries and employee benefits, depreciation and amortization, and other operating expenses.
Salaries and employee benefits increased $4.7 million, or 16.5%, to $33.4 million for the year ended December 31, 2020, compared to $28.6 million for the year ended December 31, 2019. The increase in salaries and employee benefits is mainly attributable to the increased number of employees as a result of our growth, both organically and through acquisitions. The Company completed the acquisitions of Mainland Bank in March 2019 and Bank of York in November 2019, which added five branch locations and related staff during the year ended December 31, 2019. The Bank also added staff when it opened two de novo branches in October and December 2019. In addition, the Bank acquired two branch locations from PlainsCapital Bank in February 2020 and opened two de novo branches in July and November 2020. Further, as a result of the success of the PPP loan program, the Bank paid a $0.2 million incentive in the fourth quarter of 2020 to recognize the efforts of Bank employees.
Depreciation and amortization increased $1.1 million, or 32.0%, to $4.6 million for the year ended December 31, 2020, compared to $3.5 million for the year ended December 31, 2019. The increase in depreciation and amortization was driven by the addition of approximately $2.8 million in fixed assets acquired from PlainsCapital, as well as various projects throughout the year, including equipment upgrades at acquired branches, opening of a free-standing interactive teller machine in Morgan City, Louisiana in August 2020, and the addition of two de novo branches in July and November 2020.
Other operating expenses include security, business development, FDIC and OCC assessments, bank shares and property taxes, charitable contributions, repair and maintenance costs, personnel training and development, filing fees, and other costs related to the operation of our business. Other operating expenses increased $2.6 million, or 31.7%, to $11.0 million for the year ended December 31, 2020 from $8.3 million for the same period in 2019. The increase in other operating expenses was primarily related to increases in software and telephone expenses, and FDIC and OCC assessment fees.

Data processing increased $0.7 million, or 30.0%, to $3.1 million for the year ended December 31, 2020 from $2.4 million for the same period in 2019. The increase is mainly attributable to the Bank’s investments in multiple technology enhancements for our customers such as teller capture, Zelle®, and Business Electronic Banking for our more complex business customers’ banking needs. We also experienced an increase in customers due to organic growth, including new PPP customers, and growth from acquisitions.
Occupancy expense increased $0.4 million, or 21.7% to $2.2 million for the year ended December 31, 2020 from $1.8 million for the year ended December 31, 2019. This increase is primarily attributable to building rent, as the Bank acquired leases for the two branch locations acquired from PlainsCapital in February 2020.
2019 vs. 2018. For a detailed discussion of our noninterest expense for 2019 compared to 2018, see our annual report on Form 10-K for the year ended December 31, 2019, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Noninterest Expense – 2019 vs. 2018.
Income Tax Expense
Income tax expense for the years ended December 31, 2020, 2019 and 2018 was $3.5 million, $4.1 million, and $3.6 million, respectively. The effective tax rates for the years ended December 31, 2020, 2019 and 2018 were 19.9%, 19.7%, and 21.1%, respectively. The effective tax rate differs from the statutory rate of 21% primarily due to tax exempt interest income earned on certain investment securities and bank owned life insurance, and in 2018, a $0.3 million charge related to the Tax Cuts and Jobs Act.
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
•Pass (Loan grades 1-6)—Loans not meeting the criteria below are considered pass. These loans have high credit characteristics and financial strength. The borrowers at least generate profits and cash flow that are in line with peer and industry standards and have debt service coverage ratios above loan covenants and our policy guidelines. For some of these loans, a guaranty from a financially capable party mitigates characteristics of the borrower that might otherwise result in a lower grade.
•Special Mention (grade 7)—Loans classified as special mention possess some credit deficiencies that need to be corrected to avoid a greater risk of default in the future. For example, financial ratios relating to the borrower may have deteriorated. Often, a special mention categorization is temporary while certain factors are analyzed or matters addressed before the loan is re-categorized as either pass or substandard.
•Substandard (grade 8)—Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower or the liquidation value of any collateral. If deficiencies are not addressed, it is likely that this category of loan will result in the Bank incurring a loss. Where a borrower has been unable to adjust to industry or general economic conditions, the borrower’s loan is often categorized as substandard.
•Doubtful (grade 9)—Doubtful loans are substandard loans with one or more additional negative factors that makes full collection of amounts outstanding, either through repayment or liquidation of collateral, highly questionable and improbable.

•Loss (grade 10)—Loans classified as loss have deteriorated to such a point that it is not practicable to defer writing off the loan. For these loans, all efforts to remediate the loan’s negative characteristics have failed and the value of the collateral, if any, has severely deteriorated relative to the amount outstanding. Although some value may be recovered on such a loan, it is not significant in relation to the amount borrowed.
At December 31, 2020 and December 31, 2019, there were no loans classified as loss, while there were $0.9 million and $0.1 million, respectively, of loans classified as doubtful, $20.1 million and $8.7 million, respectively, of loans classified as substandard, and $16.9 million and $4.4 million, respectively, of loans classified as special mention as of such dates. Of our aggregate $37.9 million and $13.2 million doubtful, substandard and special mention loans at December 31, 2020 and December 31, 2019, respectively, $8.4 million and $7.1 million, respectively, were acquired and marked to fair value at the time of their acquisition. At December 31, 2018, we had no loans classified as loss, and we had doubtful, substandard and special mention loans of $0.1 million, $9.5 million and $0.2 million, respectively.
An independent loan review is conducted annually, whether internally or externally, on at least 40% of commercial loans utilizing a risk-based approach designed to maximize the effectiveness of the review. Internal loan review is independent of the loan underwriting and approval process. In addition, credit analysts periodically review certain commercial loans to identify negative financial trends related to any one borrower, any related groups of borrowers or an industry. All loans not categorized as pass are put on an internal watch list, with quarterly reports to the board of directors. In addition, a written status report is maintained by our special assets division for all commercial loans categorized as substandard or worse. We use this information in connection with our collection efforts.
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
Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC Topic 450, Contingencies. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $20.4 million at December 31, 2020, an increase compared to $10.7 million at December 31, 2019 and $9.5 million at December 31, 2018. The primary reason for the increase in the allowance for loan losses at December 31, 2020 compared to prior years is the change in economic conditions in response to the COVID-19 pandemic.
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

Impaired loans at December 31, 2020, which include all TDRs and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses, were $19.2 million compared to $2.5 million at December 31, 2019, and $3.3 million at December 31, 2018. At December 31, 2020 and December 31, 2019, $0.2 million and $0.1 million, respectively, of the allowance for loan losses were specifically allocated to impaired loans, while $0.2 million of the allowance was specifically allocated to such loans at December 31, 2018.
The provision for loan losses is a charge to income in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the years ended December 31, 2020, 2019 and 2018, the provision for loan losses was $11.2 million, $1.9 million, and $2.6 million, respectively. Additional provision for loan losses was recorded in the year ended December 31, 2020 primarily as a result of the deterioration of market conditions which have been adversely affected by the COVID-19 pandemic. Although we have not yet experienced charge-offs directly related to the pandemic, the Company continues to assess the impact the pandemic may have on its loan portfolio to determine the need for additional reserves.
Acquired loans that are accounted for under ASC 310-30 were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. If future cash flows are not reasonably estimable, the Company accounts for the acquired loans using the cash basis method. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. Because ASC 310-30 does not permit carry over or recognition of an allowance for loan losses, we may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses if future cash flows deteriorate below initial projections. We did not increase the allowance for loan losses for loans accounted for under ASC 310-30 during 2019 or 2018. In 2020, one acquired loan accounted for under ASC 310-30 required a specific reserve of $0.2 million, which was charged to provision for loan losses.
The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	December 31,
	2020	2019	2018	2017	2016
Mortgage loans on real estate:
Construction and development	$2,375	$1,201	$1,038	$945	$579
1-4 Family	3,370	1,490	1,465	1,287	1,377
Multifamily	589	387	331	332	355
Farmland	435	101	81	60	60
Commercial real estate	8,496	4,424	4,182	3,599	2,499
Commercial and industrial	4,558	2,609	1,641	693	759
Consumer	540	488	716	975	1,422
Total	$20,363	$10,700	$9,454	$7,891	$7,051
The following table presents the amount of the allowance for loan losses allocated to each loan category as a percentage of total loans as of the dates indicated (dollars in thousands).

	December 31,
	2020	2019	2018	2017	2016
Mortgage loans on real estate:
Construction and development	0.13%	0.07%	0.07%	0.07%	0.06%
1-4 Family	0.18	0.09	0.10	0.10	0.15
Multifamily	0.03	0.02	0.02	0.03	0.04
Farmland	0.02	0.01	0.01	—	0.01
Commercial real estate	0.46	0.26	0.30	0.29	0.28
Commercial and industrial	0.25	0.15	0.12	0.06	0.09
Consumer	0.02	0.03	0.05	0.08	0.16
Total	1.09%	0.63%	0.67%	0.63%	0.79%

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
The table below reflects the activity in the allowance for loan losses for the periods indicated (dollars in thousands).

	Year ended December 31,
	2020	2019	2018	2017	2016
Allowance at beginning of period	$10,700	$9,454	$7,891	$7,051	$6,128
Provision for loan losses	11,160	1,908	2,570	1,540	2,079
Charge-offs:
Mortgage loans on real estate:
Construction and development	—	(51)	(24)	—	(27)
1-4 Family	(173)	(62)	(167)	—	(57)
Commercial real estate	(51)	(24)	—	—	(526)
Commercial and industrial	(1,195)	(252)	(481)	(270)	—
Consumer	(335)	(411)	(513)	(495)	(618)
Total charge-offs	(1,754)	(800)	(1,185)	(765)	(1,228)
Recoveries
Mortgage loans on real estate:
Construction and development	47	27	12	34	14
1-4 Family	74	27	29	7	13
Commercial real estate	8	1	—	—	1
Commercial and industrial	50	26	55	—	20
Consumer	78	57	82	24	24
Total recoveries	257	138	178	65	72
Net charge-offs	(1,497)	(662)	(1,007)	(700)	(1,156)
Balance at end of period	$20,363	$10,700	$9,454	$7,891	$7,051
Net charge-offs to:
Loans - average	0.08%	0.04%	0.08%	0.07%	0.14%
Allowance for loan losses	7.35%	6.19%	10.65%	8.87%	16.39%
Allowance for loan losses to:
Total loans	1.09%	0.63%	0.67%	0.63%	0.79%
Nonperforming loans	147%	171%	159%	214%	356%
The allowance for loan losses to total loans increased to 1.09% at December 31, 2020 compared to 0.63% at December 31, 2019 while the allowance for loan losses to nonperforming loans ratio decreased to 147% at December 31, 2020 from 171% at December 31, 2019. The increase in the allowance for loan losses to total loans at December 31, 2020 is primarily due to the large increase in the allowance for loan losses in response to the deterioration of economic conditions related to the COVID-19 pandemic compared to December 31, 2019. The decrease in the allowance for loan losses to nonperforming loans is due to the increase in nonperforming loans. Nonperforming loans were $13.8 million, or 0.74% of total loans, at December 31, 2020, an increase of $7.5 million compared to $6.3 million, or 0.37% of total loans, at December 31, 2019.
Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the year ended December 31, 2020 were $1.5 million, or 0.08% of the average loan balance. Net charge-offs for the years ended December 31, 2019 and 2018 were $0.7 million and $1.0 million respectively, equal to 0.04% and 0.08%, respectively, of the average loan balance for the respective periods. For the year ended December 31, 2020, the largest category of charge-offs was commercial and industrial loans. For the years ended December 31, 2019 and 2018, the largest category of charge-offs was consumer loans. Net charge-offs of commercial and industrial loans as a percentage of the average commercial and industrial loan portfolio for the year ended December 31, 2020 was 0.3%. Net charge-offs of consumer loans as a percentage of average consumer loans for the years ended December 31, 2019 and 2018 were 1.1% and 0.7%, respectively.

Management believes the allowance for loan losses at December 31, 2020 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to unanticipated adverse changes in the economy or discrete events, such as the COVID-19 pandemic, adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.
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
Another category of assets which contributes to our credit risk is troubled debt restructurings, or restructured loans (“TDR”). A TDR is a loan for which a concession that is not insignificant has been granted to the borrower due to a deterioration of the borrower’s financial condition and subsequently performs in accordance with the new terms. Such concessions may include reduction in interest rates, deferral of interest or principal payments, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. We strive to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before such loans reach nonaccrual status. In evaluating whether to restructure a loan, management analyzes the long-term financial condition of the borrower, including guarantor and collateral support, to determine whether the proposed concessions will increase the likelihood of repayment of principal and interest. TDRs that are not performing in accordance with their restructured terms that are either contractually 90 days past due or placed on nonaccrual status are reported as nonperforming loans.
There were 34 loans classified as TDRs at December 31, 2020 that totaled approximately $14.7 million, compared to 18 credits totaling $1.5 million at December 31, 2019. Twelve of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, eleven restructured loans were considered TDRs due to principal payment forbearance paying interest only for a specified period of time, seven of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, three of the restructured loans were considered TDRs due to principal and interest payment forbearance, and one restructured loan was considered a TDR due to a reduction in principal payments on a modified payment schedule. At December 31, 2020, none of the TDRs were in default of their modified terms and included in nonaccrual loans. At December 31, 2019, two of the TDRs were in default of their modified terms and were included in nonaccrual loans. At December 31, 2020 and 2019, there were no available balances on loans classified as TDRs that the Company was committed to lend. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.
The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans for which information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	December 31,
	2020	2019	2018	2017	2016
Nonaccrual loans	$13,506	$5,490	$5,891	$3,547	$1,978
Accruing loans past due 90 days or more	321	795	58	134	1
Total nonperforming loans	13,827	6,285	5,949	3,681	1,979
TDRs	8,017	1,020	1,248	1,621	2,399
Total nonperforming and restructured loans	$21,844	$7,305	$7,197	$5,302	$4,378
Interest income recognized on nonperforming and restructured loans	$757	$144	$315	$185	$169
Interest income foregone on nonperforming and restructured loans	$455	$300	$164	$104	$159
Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 0.74%, 0.37%, and 0.42% of total loans at December 31, 2020, 2019 and 2018, respectively.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure, as well as any properties owned by the Company that are not intended to be used to carry out its operations. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Other real estate owned with a cost basis of $0.1 million and $5.1 million was sold during the years ended December 31, 2020 and 2019, respectively, resulting in a net gain of $12,000 and $2,000 for the respective periods, compared to a cost basis of $0.1 million and a net loss of $24,000 for the year ended December 31, 2018.
The following table provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	December 31, 2020	December 31, 2019
1-4 Family	28	133
Commercial real estate	635	—
Total other real estate owned	$663	$133
Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Year ended December 31, 2020	Year ended December 31, 2019
Balance, beginning of period	$133	$3,611
Additions	41	181
Transfers from bank premises and equipment	665	—
Acquired other real estate owned	—	1,507
Sales of other real estate owned	(146)	(5,148)
Write-downs	(30)	(18)
Balance, end of period	$663	$133
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
Short term interest rate risk management tactics are decided by the ALCO where risk exposures exist out into the 1 to 2-year horizon. Tactics are formulated and presented to the ALCO for discussion, modification, and/or approval. Such tactics may include asset and liability acquisitions of appropriate maturities in the cash market, loan and deposit product/pricing strategy modification, and derivatives hedging activities to the extent such activity is authorized by the board of directors.

Since the impact of rate changes due to mismatched balance sheet positions in the short-term can quickly and materially affect the current year’s income statement, they require constant monitoring and management.
Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, four to six months, seven to twelve months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At December 31, 2020, the Bank was within the policy guidelines for asset/liability management.
The following table depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels for the periods presented.

As of December 31, 2020
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income (1)
+300	5.8%
+200	4.3%
+100	2.8%
-100	(1.5)%
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
Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At December 31, 2020 and 2019, 69% and 68% of our total assets, respectively, were funded by core deposits.
Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings (such as FHLB advances), which impacts their liquidity. At December 31, 2020, securities with a carrying value of $84.6 million were pledged to secure deposits or borrowings, compared to $89.5 million in pledged securities at December 31, 2019.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2020, the balance of our outstanding advances with the FHLB was $120.5 million, a decrease from $131.6 million at December 31, 2019. The total amount of the remaining credit available to us from the FHLB at December 31, 2020 was $654.9 million. At December 31, 2020, our FHLB borrowings were collateralized by approximately $775.7 million of the Company’s loan portfolio and $9.0 million of the Company’s investment securities.
Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by U.S. Treasury and agency securities. We had $5.7 million of repurchase agreements outstanding at December 31, 2020, compared to $3.0 million at December 31, 2019.
We maintain unsecured lines of credit with FNBB and TIB totaling $60.0 million. These lines of credit are Fed Funds lines of credit and are used for overnight borrowing only. There were no outstanding balances on our unsecured lines of credit at December 31, 2020 or 2019.
In addition, at December 31, 2020 and 2019 we had $43.6 million in aggregate principal amount of subordinated debt outstanding, respectively. For additional information, see Note 11 in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data, and see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion and Analysis of Financial Condition – Borrowings.
Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. As of December 31, 2020, we held $80.0 million in brokered deposits, as defined for federal regulatory purposes, which the Bank uses periodically to satisfy the required borrowings under its interest rate swap agreements, due to more favorable pricing. We also hold QwickRate® deposits, included in our time deposit balances, to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At December 31, 2020, we held $123.1 million of QwickRate® deposits, an increase compared to $101.8 million at December 31, 2019.
The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the years ended December 31, 2020 and 2019.

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Year ended December 31,		Year ended December 31,
	2020	2019	2020	2019
Noninterest-bearing demand	21%	16%	—%	—%
Interest-bearing demand	31	29	0.58	1.04
Brokered deposits	1	—	0.87	—
Savings deposits	6	6	0.31	0.45
Time deposits	32	37	1.76	2.10
Short-term borrowings	3	6	1.09	2.07
Borrowed funds	6	6	3.26	3.03
Total deposits and borrowed funds	100%	100%	1.00%	1.40%
Capital Management. Our primary sources of capital include retained earnings, capital obtained through acquisitions and proceeds from the sale of our capital stock and subordinated debt. We may issue capital stock and debt securities from time to time to fund acquisitions and support our organic growth. During 2019, we issued $25.0 million of subordinated notes and during 2017 we issued $18.6 million of subordinated notes, both structured to qualify as Tier 2 capital for regulatory capital purposes. For additional information see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion and Analysis of Financial Condition – Borrowings.

In 2019, we issued 1,290,323 shares of common stock for net proceeds of $28.5 million. We also issued 763,849 shares of common stock in connection with our acquisition of Mainland in 2019 and 799,559 shares of common stock in connection with our acquisition of BOJ in 2017. During 2020, we paid $2.7 million in dividends, compared to $2.2 million in 2019 and $1.5 million in 2018. Our board of directors has authorized a share repurchase program and during 2020 we paid $11.1 million to repurchase our shares, compared to $8.3 million in 2019 and $3.4 million in 2018. On both March 10, 2020 and August 27, 2020, the board of directors approved an additional 300,000 shares of the Company’s common stock for repurchase. At December 31, 2020, we had 264,830 shares of our common stock remaining authorized for repurchase under the program.
For additional information, see Notes 2, 11 and 14 to our consolidated financial statements. We are subject to restrictions on dividends under applicable banking laws and regulations. Please refer to the discussion under the heading “Supervision and Regulation – Dividends” in Item 1. Business, for more information. We are also subject to additional legal and contractual restrictions on dividends. Please refer to the discussion under the heading “Dividend Policy” in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and under the heading “Common Stock - Dividend Restrictions” in Note 14 in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.
We are subject to various regulatory capital requirements administered by the Federal Reserve and the OCC. These requirements are described in greater detail under the heading “Supervision and Regulation – Regulatory Capital Requirements” of Item 1. Business. Those guidelines specify capital tiers, which include the following classifications:

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
(1) In order to be well capitalized or adequately capitalized, a bank must satisfy each of the required ratios in the table. In order to be undercapitalized or significantly undercapitalized, a bank would need to fall below just one of the relevant ratio thresholds in the table. In order to be well capitalized, the Bank cannot be subject to any written agreement or order requiring it to maintain a specific level of capital for any capital measure.
The Company and the Bank each were in compliance with all regulatory capital requirements as of December 31, 2020, 2019 and 2018. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
December 31, 2020
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$215,750	9.49%	$—	—%
Tier 1 common equity to risk-weighted assets	209,250	11.02	—	—
Tier 1 capital to risk-weighted assets	215,750	11.36	—	—
Total capital to risk-weighted assets	279,253	14.71	—	—
Investar Bank:
Tier 1 capital to average assets (leverage)	237,684	10.47	113,546	5.00
Tier 1 common equity to risk-weighted assets	237,684	12.53	123,268	6.50
Tier 1 capital to risk-weighted assets	237,684	12.53	151,714	8.00
Total capital to risk-weighted assets	258,291	13.62	189,642	10.00

December 31, 2019
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$215,550	10.45%	$—	—%
Tier 1 common equity to risk-weighted assets	209,050	11.67	—	—
Tier 1 capital to risk-weighted assets	215,550	12.03	—	—
Total capital to risk-weighted assets	269,171	15.02	—	—
Investar Bank:
Tier 1 capital to average assets (leverage)	222,316	10.77	103,223	5.00
Tier 1 common equity to risk-weighted assets	222,316	12.43	116,293	6.50
Tier 1 capital to risk-weighted assets	222,316	12.43	143,130	8.00
Total capital to risk-weighted assets	233,111	13.03	178,912	10.00
Off-Balance Sheet Transactions
Swap Contracts. The Bank enters into interest rate swap contracts, some of which are forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 9.6 years. At December 31, 2020, the Bank had interest rate swap contracts with a notional amount of $80.0 million and forward starting interest rate swap agreements with a total notional amount of $140.0 million, compared to one interest rate swap contract with a total notional amount of $50.0 million at December 31, 2019.
For the year ended December 31, 2020, a loss of $2.3 million, net of a $0.6 million tax benefit, was recognized in “Other comprehensive (loss) income” (“OCI”) in the accompanying consolidated statements of other comprehensive income for the change in fair value of the interest rate swap contracts. For the years ended December 31, 2019 and December 31, 2018, a gain of $51,000, net of a $14,000 tax expense, and a gain of $84,000, net of a $22,000 tax expense, respectively, was recognized in OCI in the accompanying consolidated statements of other comprehensive income for the change in fair value of the interest rate swap contracts.

The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the years ended December 31, 2020 and 2019.
Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At December 31, 2020 and 2019, the reserve for unfunded loan commitments was $0.2 million and $0.1 million, respectively.
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

	December 31, 2020	December 31, 2019
Commitments to extend credit:
Loan commitments	$266,039	$242,180
Standby letters of credit	14,420	11,475
The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.
Additionally, at December 31, 2020, the Company had unfunded commitments of $1.0 million for its investment in Small Business Investment Company qualified funds.
For each of the years ended December 31, 2020 and 2019, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations, or cash flows currently or in the future.

Contractual Obligations
The following table presents, as of December 31, 2020, significant fixed and determinable contractual obligations to third parties by payment date (dollars in thousands).

	Payments Due In:
	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$1,352,433	$—	$—	$—	$1,352,433
Time deposits(1)	382,573	136,860	15,958	—	535,391
Securities sold under agreements to repurchase(1)	5,653	—	—	—	5,653
Federal Home Loan Bank advances(2)	42,000	—	23,500	55,000	120,500
Subordinated debt(2)	—	—	—	43,600	43,600
Junior subordinated debentures(2)	—	—	—	6,702	6,702
Operating lease commitment	593	1,193	991	1,691	4,468
Total contractual obligations	$1,783,252	$138,053	$40,449	$106,993	$2,068,747
(1)Excludes interest.
(2)Excludes unamortized premiums and discounts.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management hereof is incorporated herein by reference.

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
Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2020, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2020, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.”
HORNE LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

Date: March 10, 2021	By:	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer

Date: March 10, 2021	By:	/s/ Christopher L. Hufft
Christopher L. Hufft
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Investar Holding Corporation
Opinion on the Internal Control Over Financial Reporting

We have audited Investar Holding Corporation's (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated financial statements of the Company as of December 31, 2020 and our report dated March 10, 2021 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report on Management's Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ HORNE LLP
Baton Rouge, Louisiana
March 10, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Investar Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Investar Holding Corporation (the “Company”) as of December 31, 2020, and the related consolidated statements of income, comprehensive income, changes in shareholder’ equity, and cash flows, for the year ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2021, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses
As described in Notes 1 and 4 to the financial statements, the Company’s allowance for loan losses is a valuation allowance that reflects the Company’s estimation of incurred losses in its loan portfolio to the extent they are both probable and reasonable to estimate. The allowance for loan losses was $20,363,000 at December 31, 2020, which consists of two components; the allowance for loans individually evaluated for impairment (“specific reserves”) and the allowance for loans collectively evaluated for impairment (“general reserves”).

The Company’s general reserves include reserves based on historical charge-off factors and qualitative general reserve factors. The component for qualitative general reserve factors involves an evaluation of items which are not yet reflected in the factors for historical charge-offs including changes in: lending policies and procedures, economic and business conditions, nature and volume of the portfolio, lending staff, volume and severity of delinquent loans, loan review systems, collateral values, and concentrations of credit. The evaluation of these items results in qualitative general reserve factors, which contribute significantly to the general reserve component of the estimate of the allowance for loan losses.

We identified management’s estimate of the aggregate effect of the qualitative reserve factors on the allowance for loan losses as a critical audit matter as it involved subjective auditor judgment. Management’s determination of qualitative general reserve factors involved especially subjective judgment because management's estimate relies on qualitative analysis to determine the quantitative impact the items have on the allowance.

The primary procedures we performed to address this critical audit matter included:

Evaluated the design and tested the operating effectiveness of controls over the determination of items used to estimate the qualitative general reserve factors, including controls addressing:
a.The data used as the basis for the adjustments relating to qualitative general reserve factors.
b.Management’s determination of loans excluded from qualitative general reserve factors calculation.
c.Management’s review of the qualitative and quantitative conclusions related to the qualitative general reserve factors and the resulting allocation to the allowance.

Substantively tested the general reserves related to qualitative general reserve factors which included:
a.Evaluation of the completeness and accuracy of data inputs used as a basis for the adjustments relating to the qualitative general reserve factors.
b.Evaluation of loans excluded from the qualitative general reserve calculation for propriety of classification.
c.Evaluation of the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of qualitative general reserve factors and the resulting allocation to the allowance. Our evaluation considered the weight of confirming and disconfirming evidence from internal and external sources, loan portfolio performance and third-party data, and whether management’s assumptions were applied consistently period to period.

/s/ HORNE LLP

We have served as the Company’s auditor since 2020.

Baton Rouge, Louisiana
March 10, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Investar Holding Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Investar Holding Corporation (the Company) as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with U.S. generally accepted accounting principles.
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
/s/ Ernst & Young LLP
New Orleans, Louisiana
March 13, 2020

INVESTAR HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31,
	2020	2019
ASSETS
Cash and due from banks	$25,672	$23,769
Interest-bearing balances due from other banks	9,696	20,539
Federal funds sold	—	387
Cash and cash equivalents	35,368	44,695

Available for sale securities at fair value (amortized cost of $263,913 and $258,104, respectively)	268,410	259,805
Held to maturity securities at amortized cost (estimated fair value of $12,649 and $14,480, respectively)	12,434	14,409
Loans, net of allowance for loan losses of $20,363 and $10,700, respectively	1,839,955	1,681,275
Equity securities	16,599	19,315
Bank premises and equipment, net of accumulated depreciation of $15,830 and $12,432, respectively	56,303	50,916
Other real estate owned, net	663	133
Accrued interest receivable	12,969	7,913
Deferred tax asset	1,360	—
Goodwill and other intangible assets, net	32,232	31,035
Bank owned life insurance	38,908	32,014
Other assets	5,980	7,406
Total assets	$2,321,181	$2,148,916

LIABILITIES
Deposits:
Noninterest-bearing	$448,230	$351,905
Interest-bearing	1,439,594	1,355,801
Total deposits	1,887,824	1,707,706
Advances from Federal Home Loan Bank	120,500	131,600
Repurchase agreements	5,653	2,995
Subordinated debt, net of unamortized issuance costs	42,897	42,826
Junior subordinated debt	5,949	5,897
Accrued taxes and other liabilities	15,074	15,916
Total liabilities	2,077,897	1,906,940

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 10,608,869 and 11,228,775 shares issued and outstanding, respectively	10,609	11,229
Surplus	159,485	168,658
Retained earnings	71,385	60,198
Accumulated other comprehensive income	1,805	1,891
Total stockholders’ equity	243,284	241,976
Total liabilities and stockholders’ equity	$2,321,181	$2,148,916

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share data)

	For the years ended December 31,
	2020	2019	2018
INTEREST INCOME
Interest and fees on loans	$87,365	$80,954	$66,750
Interest on investment securities	5,613	7,440	6,608
Other interest income	816	1,049	533
Total interest income	93,794	89,443	73,891

INTEREST EXPENSE
Interest on deposits	15,376	19,307	11,394
Interest on borrowings	4,884	5,318	5,127
Total interest expense	20,260	24,625	16,521
Net interest income	73,534	64,818	57,370

Provision for loan losses	11,160	1,908	2,570
Net interest income after provision for loan losses	62,374	62,910	54,800

NONINTEREST INCOME
Service charges on deposit accounts	1,917	1,840	1,453
Gain on sale of investment securities, net	2,289	262	14
(Loss) gain on sale of fixed assets, net	(38)	(11)	98
Gain (loss) on sale of other real estate owned, net	12	2	(24)
Servicing fees and fee income on serviced loans	379	593	963
Interchange fees	1,414	1,114	932
Income from bank owned life insurance	894	703	628
Change in the fair value of equity securities	268	341	(267)
Other operating income	4,961	1,372	521
Total noninterest income	12,096	6,216	4,318
Income before noninterest expense	74,470	69,126	59,118

NONINTEREST EXPENSE
Depreciation and amortization	4,570	3,462	2,553
Salaries and employee benefits	33,378	28,643	25,469
Occupancy	2,236	1,837	1,378
Data processing	3,069	2,360	2,090
Marketing	333	260	237
Professional fees	1,519	1,189	1,051
Acquisition expense	1,062	2,090	1,445
Other operating expenses	10,964	8,327	7,659
Total noninterest expense	57,131	48,168	41,882
Income before income tax expense	17,339	20,958	17,236
Income tax expense	3,450	4,119	3,630
Net income	$13,889	$16,839	$13,606

EARNINGS PER SHARE
Basic earnings per share	$1.27	$1.68	$1.41
Diluted earnings per share	1.27	1.66	1.39
Cash dividends declared per common share	0.25	0.23	0.17
See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the years ended December 31,
	2020	2019	2018
Net income	$13,889	$16,839	$13,606
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized gain (loss), available for sale, net of tax expense (benefit) of $1,068, $1,362, and $(419), respectively	4,017	5,123	(1,576)
Reclassification of realized gain, net of tax expense of $481, $56, and $3, respectively	(1,808)	(206)	(11)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0 for all respective periods	(1)	(1)	(2)
Fair value of derivative financial instruments
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax (benefit) expense of $(610), $14, and $22, respectively	(2,294)	51	84
Total other comprehensive (loss) income	(86)	4,967	(1,505)
Total comprehensive income	$13,803	$21,806	$12,101

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2017	$9,515	$131,582	$33,203	$(1,571)	$172,729
Surrendered shares	(9)	(210)	—	—	(219)
Shares repurchased	(132)	(3,236)	—	—	(3,368)
Options and warrants exercised	76	960	—	—	1,036
Dividends declared, $0.17 per share	—	—	(1,640)	—	(1,640)
Stock-based compensation	34	1,037	—	—	1,071
Reclassification of tax effects of the Tax Cuts and Jobs Act(1)	—	—	557	—	557
Net income	—	—	13,606	—	13,606
Other comprehensive loss, net	—	—	—	(1,505)	(1,505)
Impact of adoption of new accounting standards(2)	—	—	(5)	—	(5)
Balance, December 31, 2018	$9,484	$130,133	$45,721	$(3,076)	$182,262
Common stock issued in offering, net of direct costs of $1,475	1,290	27,235	—	—	28,525
Common stock issued in acquisition, net of issuance costs	764	17,873	—	—	18,637
Surrendered shares	(11)	(272)	—	—	(283)
Shares repurchased	(360)	(7,966)	—	—	(8,326)
Options exercised	21	266	—	—	287
Dividends declared, $0.23 per share	—	—	(2,362)	—	(2,362)
Stock-based compensation	41	1,389	—	—	1,430
Net income	—	—	16,839	—	16,839
Other comprehensive income, net	—	—	—	4,967	4,967
Balance, December 31, 2019	$11,229	$168,658	$60,198	$1,891	$241,976
Stock issuance costs	—	(57)	—	—	(57)
Surrendered shares	(15)	(299)	—	—	(314)
Shares repurchased	(662)	(10,450)	—	—	(11,112)
Options exercised	3	43	—	—	46
Dividends declared, $0.25 per share	—	—	(2,702)	—	(2,702)
Stock-based compensation	54	1,590	—	—	1,644
Net income	—	—	13,889	—	13,889
Other comprehensive loss, net	—	—	—	(86)	(86)
Balance, December 31, 2020	$10,609	$159,485	$71,385	$1,805	$243,284
(1)    The $0.6 million adjustment to retained earnings for the period ended December 31, 2018 represents a reclassification of the tax effects of the Tax Cuts and Jobs Act (“TCJA”), enacted on December 22, 2017, which required the revaluation of the Company’s deferred tax assets and liabilities as of December 31, 2017 as a result of the lower corporate tax rates to be realized beginning January 1, 2018.
(2)    Represents the impact of adopting ASU No. 2016-01.

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the years ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$13,889	$16,839	$13,606
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,570	3,462	2,553
Provision for loan losses	11,160	1,908	2,570
Amortization of purchase accounting adjustments	(1,112)	(1,425)	(2,180)
Provision for other real estate owned	30	18	567
Net amortization of securities	2,825	712	478
Gain on sale of investment securities, net	(2,289)	(262)	(14)
Loss (gain) on sale of fixed assets, net	38	11	(98)
(Gain) loss on sale of other real estate owned, net	(12)	(2)	24
FHLB stock dividend	(134)	(336)	(239)
Stock-based compensation	1,644	1,430	1,071
Deferred taxes	(1,388)	153	841
Net change in value of bank owned life insurance	(894)	(703)	(628)
Amortization of subordinated debt issuance costs	71	53	46
Change in the fair value of equity securities	(268)	(341)	267
Net change in:
Accrued interest receivable	(5,056)	(1,925)	(865)
Other assets	(953)	(2,015)	995
Accrued taxes and other liabilities	(4,372)	990	(2,582)
Net cash provided by operating activities	17,749	18,567	16,412

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	56,466	65,834	7,021
Purchases of securities available for sale	(127,123)	(110,431)	(72,258)
Proceeds from maturities, prepayments and calls of investment securities available for sale	64,348	39,578	30,545
Proceeds from maturities, prepayments and calls of investment securities held to maturity	1,938	1,623	1,884
Proceeds from redemption or sale of equity securities	9,283	2,986	1,299
Purchases of equity securities	(6,165)	(7,040)	(4,265)
Net increase in loans	(124,736)	(162,025)	(141,505)
Proceeds from sales of other real estate owned	158	5,150	132
Purchases of other real estate owned	—	—	(257)
Proceeds from insurance claims	232	—	—
Proceeds from sales of fixed assets	—	—	19
Purchases of fixed assets	(7,590)	(7,918)	(4,936)
Purchase of bank owned life insurance	(6,000)	(5,023)	—
Purchase of other investments	—	(95)	(119)
Proceeds from sales of other investments	1,762	—	—
Distributions from investments	93	162	39
Cash acquired from Mainland Bank	—	38,365	—
Cash acquired from Bank of York, net of cash paid	—	35,771	—
Cash paid for acquisition of PlainsCapital branches, net of cash acquired	(10,809)	—	—
Net cash used in investing activities	(148,143)	(103,063)	(182,401)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)

	For the years ended December 31,
	2020	2019	2018
Cash flows from financing activities
Net increase in customer deposits	143,318	153,403	136,644
Net increase (decrease) in repurchase agreements	2,658	(9,329)	(19,936)
Net (decrease) increase in short-term FHLB advances	(8,000)	(86,400)	22,900
Proceeds from long-term FHLB advances	—	23,500	75,000
Repayment of long-term FHLB advances	(3,100)	(12,000)	(58,100)
Cash dividends paid on common stock	(2,686)	(2,167)	(1,468)
Payments to repurchase common stock	(11,112)	(8,326)	(3,368)
Proceeds from common stock offering, net of issuance costs	—	28,525	—
Proceeds from stock options and warrants exercised	46	287	1,036
Proceeds from subordinated debt, net of issuance costs	—	24,558	—
Payments of stock issuance costs	(57)	—	—
Net cash provided by financing activities	121,067	112,051	152,708
Net (decrease) increase in cash and cash equivalents	(9,327)	27,555	(13,281)
Cash and cash equivalents, beginning of period	44,695	17,140	30,421
Cash and cash equivalents, end of period	$35,368	$44,695	$17,140

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Income taxes	$4,336	$4,190	$2,555
Interest on deposits and borrowings	20,702	24,396	16,139
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfer from loans to other real estate owned	$41	$133	$239
Transfer from bank premises and equipment to other real estate owned	665	—	—

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
Basis of Presentation
The consolidated financial statements of Investar Holding Corporation and its wholly-owned subsidiary, the Bank, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and to generally accepted practices within the banking industry.
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements
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
The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Company’s impaired loans include troubled debt restructurings (“TDRs”) and performing and non-performing loans for which full payment of principal or interest is not expected. Large groups of smaller balance homogenous loans are collectively evaluated for impairment. The Company calculates an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of its collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is required as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.
See Treatment of Loan Modifications Pursuant to the CARES Act and Interagency Statement under Accounting Standards Adopted in 2020 below for further discussion on the accounting treatment for loans.

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
In the ordinary course of business, the Bank enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the consolidated balance sheet. At December 31, 2020 and 2019 the reserve for unfunded loan commitments was $0.2 million and $0.1 million, respectively.
Equity Securities
The Company is a member of the Federal Home Loan Bank (“FHLB”) system. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, is restricted as to redemption, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Equity securities also include investments in our other correspondent banks including Independent Bankers Financial Corporation (“IBFC”) and First National Bankers Bank (“FNBB”) stock. These investments are carried at cost which approximates fair value. The balance of equity securities in our correspondent banks at December 31, 2020 and 2019 was $14.9 million and $17.2 million, respectively.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements
In addition, equity securities include marketable securities in corporate stocks and mutual funds and totaled $1.7 million and $2.1 million at December 31, 2020 and 2019, respectively.
Bank Premises and Equipment
Bank premises and equipment are stated at cost, less accumulated depreciation, with the exception of land, which is stated at cost. Depreciation expense is computed using the straight-line method and is charged to expense over the estimated useful lives of 39 years for buildings, five to 39 years for improvements, three to seven years for furniture and equipment, and one to five years for computer equipment and software. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are expensed as incurred. Gains or losses on the disposition of land, buildings, and equipment are included in noninterest income on the consolidated statements of income.
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
Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with FASB ASC Topic 360, Property, Plant, and Equipment. If impaired, the asset is written down to its estimated fair value. No impairment charges have been recognized through December 31, 2020. Core deposit intangibles representing the value of the acquired core deposit base are generally recorded in connection with business combinations involving banks and branch locations. The Company’s policy is to amortize core deposit intangibles over the estimated useful life of the deposit base. The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant revision of the remaining period of amortization. The Company’s core deposit intangibles are currently amortized using the sum-of-the-years-digits basis over 10 to 15 years. See Note 8, Goodwill and Other Intangible Assets, for additional information.
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements
The Company has adopted accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.
The Company recognizes interest and penalties on income taxes as a component of income tax expense.
Revenue Recognition
The Company recognizes revenue in the consolidated statements of income as it is earned and when collectability is reasonably assured. The primary source of revenue is interest income from interest-earning assets, which is recognized on the accrual basis of accounting using the effective interest method. The recognition of revenues from interest-earning assets is based upon formulas from underlying loan agreements, securities contracts, or other similar contracts. Noninterest income is recognized on the accrual basis of accounting as services are provided or as transactions occur. Noninterest income includes fees from deposit accounts, merchant services, ATM and debit card fees, servicing fees, interchange fees, and other miscellaneous services and transactions.
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements
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
Share Repurchases
The Louisiana Business Corporation Act does not include the concept of treasury stock. Rather, shares purchased by the Company constitute authorized but unissued shares. Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law. The Company’s consolidated financial statements as of December 31, 2020, 2019 and 2018 reflect this change. The cost of shares purchased by the Company has been allocated to common stock and surplus balances.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements
Reclassifications
Certain reclassifications have been made to the 2019 and 2018 financial statements to conform to the 2020 presentation.
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
FASB ASC Topic 350 “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” ASU No. 2017-04. ASU 2017-04 became effective for the Company on January 1, 2020. The ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Therefore, any carrying amount which exceeds the reporting unit’s fair value, up to the amount of goodwill recorded, will be recognized as an impairment loss. The amendment will be applied prospectively on or after the effective date. Based on recent annual goodwill impairments tests, performed in the fourth quarter of each year, which did not require the application of Step 2, the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
Prolonged continuation of the COVID-19 pandemic, or any other event that harms the global or U.S. economies or the economies of the regions in which our business is concentrated, could adversely affect our operations and negatively impact our financial condition and results of operations, which may require further evaluation in subsequent reporting periods, in addition to our annual impairment test performed in the fourth quarter of each year, and could result in an impairment charge.
Treatment of Loan Modifications Pursuant to the CARES Act and Interagency Statement
Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted on March 27, 2020 provides that from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates (the “applicable period”), we may elect to suspend GAAP for loan modifications related to the pandemic that would otherwise be categorized as TDRs and suspend any determination of a loan modified as a result of the effects of the pandemic as being a TDR, including impairment for accounting purposes. The suspension is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The suspension is not applicable to any adverse impact on the credit of a borrower that is not related to the pandemic. Legislation enacted on December 27, 2020 extended this relief to the earlier of January 1, 2022 or 60 days after the national emergency termination date.
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
FASB ASC Topic 848 “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting” Update No. 2020-04. In March 2020, the FASB issued ASU 2020-04, which is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements
NOTE 2. BUSINESS COMBINATIONS
Mainland Bank
On March 1, 2019, the Company completed the acquisition of Mainland Bank (“Mainland”) located in Texas City, Texas. The Company acquired 100% of Mainland’s outstanding common shares for an aggregate merger consideration of 763,849 shares of the Company’s common stock, for a total of approximately $18.6 million. The acquisition of Mainland expanded the Company’s branch footprint into the greater Houston, Texas market. After fair value adjustments, the acquisition added $127.6 million in total assets, $81.3 million in loans, and $107.6 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $5.2 million of goodwill. Goodwill resulted from a combination of synergies and cost savings, expansion into Texas with the addition of three branch locations, and enhanced products and services.
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
Prior to the end of the one-year adjustment period following the acquisition of Mainland, certain loans were identified to be purchase credit impaired loans at the time of acquisition. These loans had a balance of $2.8 million at the time of acquisition. The contractually required principal and interest payments of these loans total $3.1 million, of which $1.7 million is not expected to be collected.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements
Bank of York
On November 1, 2019, the Company completed the acquisition of Bank of York located in York, Alabama. The Company acquired 100% of Bank of York’s outstanding common shares for an aggregate cash merger consideration of $15.0 million. The acquisition of Bank of York expanded the Company’s branch footprint into the west Alabama market. After fair value adjustments, the acquisition added $101.9 million in total assets, $46.1 million in loans, and $85.0 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $5.0 million of goodwill. Goodwill resulted from a combination of synergies and cost savings, and expansion into Alabama with the addition of two branch locations.
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
Loans acquired from Bank of York that are considered to be purchased credit impaired loans had a balance of $0.3 million at the time of acquisition. The contractually required principal and interest payments of these loans total $0.3 million, of which $0.1 million is not expected to be collected.
PlainsCapital
On February 21, 2020, the Company completed the acquisition of the Alice and Victoria, Texas branch locations of PlainsCapital Bank (“PlainsCapital”), a wholly-owned subsidiary of Hilltop Holdings Inc., for an aggregate cash consideration of approximately $11.2 million. The acquisition added $48.8 million in total assets, including $45.3 million in loans, and $37.0 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $0.5 million of goodwill. Goodwill resulted from a combination of synergies and cost savings, and further expansion into south Texas with the addition of two branch locations.

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

Purchase price:
Cash paid	$11,162

Fair value of assets acquired:
Cash and cash equivalents	353
Loans	45,299
Bank premises and equipment	2,770
Core deposit intangible asset	170
Other assets	163
Total assets acquired	48,755

Fair value of liabilities acquired:
Deposits	36,973
Other liabilities	1,084
Total liabilities assumed	38,057

Fair value of net assets acquired	10,698
Goodwill	$464

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

The change in goodwill and other intangibles at December 31, 2020 compared to December 31, 2019 is primarily attributable to fair value adjustments recorded within the one-year adjustment period following the acquisitions of Mainland and Bank of York, as well as goodwill and core deposit intangibles recorded as a result of the acquisition of branch locations from PlainsCapital.
Acquisition Expense
Acquisition related costs of $1.1 million and $2.1 million are included in acquisition expenses in the accompanying consolidated statements of income for the years ended December 31, 2020 and 2019, respectively. These costs include system conversion and integrating operations charges and legal and consulting expenses related to the acquisitions of Mainland, Bank of York, and the branches from PlainsCapital, as well as legal and consulting expenses related to the pending acquisition of Cheaha Financial Group, Inc., announced in January 2021.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements
NOTE 3. INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government agencies and corporations	$36,648	$201	$(28)	$36,821
Obligations of state and political subdivisions	21,650	490	(3)	22,137
Corporate bonds	27,583	348	(223)	27,708
Residential mortgage-backed securities	119,934	2,675	(11)	122,598
Commercial mortgage-backed securities	58,098	1,202	(154)	59,146
Total	$263,913	$4,916	$(419)	$268,410

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. government agencies and corporations	$33,651	$100	$(100)	$33,651
Obligations of state and political subdivisions	32,920	541	(12)	33,449
Corporate bonds	19,245	192	(274)	19,163
Residential mortgage-backed securities	100,948	1,083	(85)	101,946
Commercial mortgage-backed securities	71,340	564	(308)	71,596
Total	$258,104	$2,480	$(779)	$259,805
Proceeds from sales of investment securities AFS and gross realized gains and losses are summarized below for the periods presented (dollars in thousands).

	Twelve months ended December 31,
	2020	2019	2018
Proceeds from sales	$56,466	$65,834	$7,021
Gross gains	$2,300	$608	$35
Gross losses	$(11)	$(346)	$(21)
The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of state and political subdivisions	$8,225	$12	$—	$8,237
Residential mortgage-backed securities	4,209	203	—	4,412
Total	$12,434	$215	$—	$12,649

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of state and political subdivisions	$9,487	$14	$—	$9,501
Residential mortgage-backed securities	4,922	57	—	4,979
Total	$14,409	$71	$—	$14,480
Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of December 31, 2020 or December 31, 2019.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements
The number of AFS securities, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands). There were no HTM securities in a continuous loss position as of December 31, 2020 or December 31, 2019.

		Less than 12 Months		12 Months or More		Total
December 31, 2020	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and corporations	12	$9,080	$(19)	$4,043	$(9)	$13,123	$(28)
Obligations of state and political subdivisions	4	505	(3)	204	—	709	(3)
Corporate bonds	22	6,970	(133)	2,559	(90)	9,529	(223)
Residential mortgage-backed securities	6	11,070	(11)	—	—	11,070	(11)
Commercial mortgage-backed securities	26	6,921	(57)	7,965	(97)	14,886	(154)
Total	70	$34,546	$(223)	$14,771	$(196)	$49,317	$(419)

		Less than 12 Months		12 Months or More		Total
December 31, 2019	Count	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. government agencies and corporations	21	$19,980	$(94)	$955	$(6)	$20,935	$(100)
Obligations of state and political subdivisions	10	212	(1)	371	(11)	583	(12)
Corporate bonds	21	495	(5)	7,829	(269)	8,324	(274)
Residential mortgage-backed securities	32	12,341	(56)	6,190	(29)	18,531	(85)
Commercial mortgage-backed securities	57	29,072	(274)	2,516	(34)	31,588	(308)
Total	141	$62,100	$(430)	$17,861	$(349)	$79,961	$(779)
Unrealized losses are generally due to changes in interest rates. Beginning in the first quarter of 2020, the COVID-19 pandemic has led to ongoing disruption and volatility in the capital markets, causing fluctuations of fair values across asset classes. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. Due to the nature of the investment, current market prices, and the current interest rate environment, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2020 and 2019.
The amortized cost and approximate fair value of investment debt securities, by contractual maturity (including mortgage-backed securities), are shown below as of the dates presented (dollars in thousands). Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available For Sale		Securities Held to Maturity
December 31, 2020	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,669	$1,691	$830	$832
Due after one year through five years	12,937	13,014	2,745	2,751
Due after five years through ten years	64,159	64,865	4,650	4,654
Due after ten years	185,148	188,840	4,209	4,412
Total debt securities	$263,913	$268,410	$12,434	$12,649

	Securities Available For Sale		Securities Held to Maturity
December 31, 2019	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$2,174	$2,175	$790	$792
Due after one year through five years	13,525	13,675	3,575	3,582
Due after five years through ten years	66,551	66,568	5,122	5,126
Due after ten years	175,854	177,387	4,922	4,980
Total debt securities	$258,104	$259,805	$14,409	$14,480

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements
At December 31, 2020, securities with a carrying value of $84.6 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $89.5 million in pledged securities at December 31, 2019.
NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES
The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	December 31,
	2020	2019
Construction and development	$206,011	$197,797
1-4 Family	339,525	321,489
Multifamily	60,724	60,617
Farmland	26,547	27,780
Commercial real estate	812,395	731,060
Total mortgage loans on real estate	1,445,202	1,338,743
Commercial and industrial	394,497	323,786
Consumer	20,619	29,446
Total loans	$1,860,318	$1,691,975
Unamortized premiums and discounts on loans, included in the total loans balances above, were $1.8 million and $2.1 million at December 31, 2020 and 2019, respectively. Unearned income, or deferred fees, on loans was $3.2 million and $0.9 million at December 31, 2020 and 2019, respectively and is also included in the total loans balances in the table above.
In the second quarter of 2020, the Bank began participating as a lender in the Small Business Administration’s (“SBA”) and U.S. Department of Treasury’s Paycheck Protection Program (“PPP”) as established by the CARES Act and enhanced by the Paycheck Protection Program and Health Care Enhancement Act and the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The PPP was established to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% with deferred payments, and if originated before June 5, 2020, mature two years from origination, or if made on or after June 5, 2020, five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount. In July 2020, the CARES Act was amended to extend the SBA’s authority to make commitments under the PPP, which had previously expired on June 30, 2020. The PPP resumed taking applications on July 6, 2020, and the new deadline to apply for a PPP loan ended on August 8, 2020. On December 27, 2020, legislation was enacted that renewed the PPP and allocated additional funding for both new first time PPP loans under the original PPP and also authorized second draw PPP loans for certain eligible borrowers that had previously received a PPP loan. The SBA began accepting applications on the next round of the PPP in January 2021, and the application period will last until March 31, 2021, subject to the availability of funds. At December 31, 2020, our loan portfolio included PPP loans with a balance of $94.5 million, all of which are included in commercial and industrial loans.

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
Certain borrowers are currently experiencing difficulties meeting their contractual payment obligations because of the adverse economic effects attributable to the COVID-19 pandemic. As a result, loan customers may apply for payment deferrals, or portions thereof, for up to 90 days. In the absence of other contributing factors, these short-term modifications made on a good faith basis are not considered TDRs, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on non-accrual status if the loans were not past due or on non-accrual status prior to the deferral. See Note 1, Summary of Significant Accounting Policies for further discussion.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements
The tables below provide an analysis of the aging of loans as of the dates presented (dollars in thousands).

	December 31, 2020
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$205,002	$488	$—	$—	$521	$1,009	$—	$206,011
1-4 Family	335,710	1,085	734	—	1,615	3,434	381	339,525
Multifamily	60,724	—	—	—	—	—	—	60,724
Farmland	24,333	297	—	216	—	513	1,701	26,547
Commercial real estate	807,243	1,472	118	—	1,771	3,361	1,791	812,395
Total mortgage loans on real estate	1,433,012	3,342	852	216	3,907	8,317	3,873	1,445,202
Commercial and industrial	386,607	359	273	105	6,907	7,644	246	394,497
Consumer	20,135	79	21	—	346	446	38	20,619
Total loans	$1,839,754	$3,780	$1,146	$321	$11,160	$16,407	$4,157	$1,860,318

	December 31, 2019
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$197,318	$133	$32	$—	$314	$479	$—	$197,797
1-4 Family	317,572	998	413	138	1,923	3,472	445	321,489
Multifamily	60,617	—	—	—	—	—	—	60,617
Farmland	25,516	—	—	—	—	—	2,264	27,780
Commercial real estate	727,423	1,193	14	657	141	2,005	1,632	731,060
Total mortgage loans on real estate	1,328,446	2,324	459	795	2,378	5,956	4,341	1,338,743
Commercial and industrial	323,446	171	19	—	137	327	13	323,786
Consumer	28,443	339	95	—	531	965	38	29,446
Total loans	$1,680,335	$2,834	$573	$795	$3,046	$7,248	$4,392	$1,691,975

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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements
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
Concentrations of Credit
Substantially all of the Company’s loans and commitments have been granted to customers in the Company’s market areas in south Louisiana, southeast Texas and west Alabama. The distribution of commitments to extend credit approximates the distribution of loans outstanding.
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

	December 31, 2020
	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$198,139	$7,352	$520	$—	$206,011
1-4 Family	337,829	—	1,696	—	339,525
Multifamily	60,724	—	—	—	60,724
Farmland	24,846	—	1,701	—	26,547
Commercial real estate	801,244	4,729	6,422	—	812,395
Total mortgage loans on real estate	1,422,782	12,081	10,339	—	1,445,202
Commercial and industrial	379,451	4,794	9,343	909	394,497
Consumer	20,235	—	384	—	20,619
Total loans	$1,822,468	$16,875	$20,066	$909	$1,860,318

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$196,873	$610	$314	$—	$197,797
1-4 Family	318,549	714	2,198	28	321,489
Multifamily	60,617	—	—	—	60,617
Farmland	25,516	—	2,264	—	27,780
Commercial real estate	729,921	—	1,139	—	731,060
Total mortgage loans on real estate	1,331,476	1,324	5,915	28	1,338,743
Commercial and industrial	318,519	2,910	2,264	93	323,786
Consumer	28,775	128	543	—	29,446
Total loans	$1,678,770	$4,362	$8,722	$121	$1,691,975
The Company had no loans that were classified as loss at December 31, 2020 or 2019.
Loan Participations and Sold Loans
Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balances of the participations and whole loans sold were $53.5 million and $82.8 million as of December 31, 2020 and 2019, respectively. The unpaid principal balances of these loans were approximately $154.0 million and $174.7 million at December 31, 2020 and 2019, respectively.
Loans to Related Parties
In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal shareholders, directors and their immediate family members, as well as to companies in which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $96.4 million and $98.1 million as of December 31, 2020 and December 31, 2019, respectively.
The table below shows the aggregate principal balance of loans to such related parties for the years ended December 31, 2020 and 2019 (dollars in thousands).

	December 31,
	2020	2019
Balance, beginning of period	$98,093	$93,021
New loans/changes in relationship	12,443	20,903
Repayments/changes in relationship	(14,146)	(15,831)
Balance, end of period	$96,390	$98,093

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements
Loans Acquired with Deteriorated Credit Quality
The Company accounts for certain loans acquired as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments.
There were no changes in the accretable yield on acquired impaired loans for the years ended December 31, 2020 and 2019.
Allowance for Loan Losses
The table below shows a summary of the activity in the allowance for loan losses for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands).

	December 31,
	2020	2019	2018
Balance, beginning of period	$10,700	$9,454	$7,891
Provision for loan losses	11,160	1,908	2,570
Loans charged-off	(1,754)	(800)	(1,185)
Recoveries	257	138	178
Balance, end of period	$20,363	$10,700	$9,454
The following tables outline the activity in the allowance for loan losses by collateral type for the years ended December 31, 2020, 2019 and 2018, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of December 31, 2020, 2019 and 2018 (dollars in thousands).

	December 31, 2020
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,201	$101	$1,490	$387	$4,424	$2,609	$488	$10,700
Charge-offs	—	—	(173)	—	(51)	(1,195)	(335)	(1,754)
Recoveries	47	—	74	—	8	50	78	257
Provision	1,127	334	1,979	202	4,115	3,094	309	11,160
Ending balance	$2,375	$435	$3,370	$589	$8,496	$4,558	$540	$20,363
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	80	130	210
Ending allowance balance for loans acquired with deteriorated credit quality	—	210	—	—	—	—	—	210
Ending allowance balance for loans collectively evaluated for impairment	2,375	225	3,370	589	8,496	4,478	410	19,943
Loans receivable:
Balance of loans individually evaluated for impairment	782	—	2,280	—	6,666	9,102	347	19,177
Balance of loans acquired with deteriorated credit quality	—	1,701	381	—	1,791	246	38	4,157
Balance of loans collectively evaluated for impairment	205,229	24,846	336,864	60,724	803,938	385,149	20,234	1,836,984
Total period-end balance	$206,011	$26,547	$339,525	$60,724	$812,395	$394,497	$20,619	$1,860,318

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	December 31, 2019
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,038	$81	$1,465	$331	$4,182	$1,641	$716	$9,454
Charge-offs	(51)	—	(62)	—	(24)	(252)	(411)	(800)
Recoveries	27	—	27	—	1	26	57	138
Provision	187	20	60	56	265	1,194	126	1,908
Ending balance	$1,201	$101	$1,490	$387	$4,424	$2,609	$488	$10,700
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	—	141	141
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	1,201	101	1,490	387	4,424	2,609	347	10,559
Loans receivable:
Balance of loans individually evaluated for impairment	247	—	1,662	—	47	93	498	2,547
Balance of loans acquired with deteriorated credit quality	—	2,264	445	—	1,632	13	38	4,392
Balance of loans collectively evaluated for impairment	197,550	25,516	319,382	60,617	729,381	323,680	28,910	1,685,036
Total period-end balance	$197,797	$27,780	$321,489	$60,617	$731,060	$323,786	$29,446	$1,691,975

	December 31, 2018
	Construction & Development	Farmland	1-4 Family	Multifamily	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$945	$60	$1,287	$332	$3,599	$693	$975	$7,891
Charge-offs	(24)	—	(167)	—	—	(481)	(513)	(1,185)
Recoveries	12	—	29	—	—	55	82	178
Provision	105	21	316	(1)	583	1,374	172	2,570
Ending balance	$1,038	$81	$1,465	$331	$4,182	$1,641	$716	$9,454
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	—	236	236
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	1,038	81	1,465	331	4,182	1,641	480	9,218
Loans receivable:
Balance of loans individually evaluated for impairment	339	—	1,177	—	761	76	916	3,269
Balance of loans acquired with deteriorated credit quality	13	2,264	490	—	2,011	1,195	44	6,017
Balance of loans collectively evaluated for impairment	157,594	19,092	285,470	50,501	624,232	209,653	44,997	1,391,539
Total period-end balance	$157,946	$21,356	$287,137	$50,501	$627,004	$210,924	$45,957	$1,400,825

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

	As of and for the year ended December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$782	$800	$—	$887	$13
1-4 Family	2,280	2,353	—	2,172	26
Commercial real estate	6,666	6,721	—	3,456	126
Total mortgage loans on real estate	9,728	9,874	—	6,515	165
Commercial and industrial	8,841	9,953	—	4,614	31
Consumer	126	143	—	227	1
Total	18,695	19,970	—	11,356	197

With related allowance recorded:
Commercial and industrial	261	260	80	22	—
Consumer	221	265	130	256	1
Total	482	525	210	278	1

Total loans:
Construction and development	782	800	—	887	13
1-4 Family	2,280	2,353	—	2,172	26
Commercial real estate	6,666	6,721	—	3,456	126
Total mortgage loans on real estate	9,728	9,874	—	6,515	165
Commercial and industrial	9,102	10,213	80	4,636	31
Consumer	347	408	130	483	2
Total	$19,177	$20,495	$210	$11,634	$198

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	As of and for the year ended December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$247	$269	$—	$328	$14
1-4 Family	1,662	1,745	—	1,507	32
Multifamily	—	—	—	36	—
Commercial real estate	47	50	—	700	7
Total mortgage loans on real estate	1,956	2,064	—	2,571	53
Commercial and industrial	93	96	—	33	—
Consumer	188	205	—	328	—
Total	2,237	2,365	—	2,932	53

With related allowance recorded:
Consumer	310	347	141	324	—
Total	310	347	141	324	—

Total loans:
Construction and development	247	269	—	328	14
1-4 Family	1,662	1,745	—	1,507	32
Multifamily	—	—	—	36	—
Commercial real estate	47	50	—	700	7
Total mortgage loans on real estate	1,956	2,064	—	2,571	53
Commercial and industrial	93	96	—	33	—
Consumer	498	552	141	652	—
Total	$2,547	$2,712	$141	$3,256	$53

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	As of and for the year ended December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Construction and development	$339	$359	$—	$237	$13
1-4 Family	1,177	1,180	—	1,455	39
Commercial real estate	761	777	—	878	20
Total mortgage loans on real estate	2,277	2,316	—	2,570	72
Commercial and industrial	76	77	—	278	—
Consumer	215	237	—	410	—
Total	2,568	2,630	—	3,258	72

With related allowance recorded:
Consumer	701	738	236	588	—
Total	701	738	236	588	—

Total loans:
Construction and development	339	359	—	237	13
1-4 Family	1,177	1,180	—	1,455	39
Commercial real estate	761	777	—	878	20
Total mortgage loans on real estate	2,277	2,316	—	2,570	72
Commercial and industrial	76	77	—	278	—
Consumer	916	975	236	998	—
Total	$3,269	$3,368	$236	$3,846	$72
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
Loans classified as TDRs, consisting of 34 credits, totaled approximately $14.7 million at December 31, 2020, compared to 18 credits totaling $1.5 million at December 31, 2019. Twelve of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, eleven restructured loans were considered TDRs due to principal payment forbearance paying interest only for a specified period of time, seven of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, three of the restructured loans were considered TDRs due to principal and interest payment forbearance, and one restructured loan was considered a TDR due to a reduction in principal payments on a modified payment schedule. At December 31, 2020, none of the TDRs were in default of their modified terms and included in nonaccrual loans. At December 31, 2019, two of the TDRs were in default of their modified terms and were included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.
At December 31, 2020 and 2019, there were no available balances on loans classified as TDRs that the Company was committed to lend.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements
The table below presents the TDR pre- and post-modification outstanding recorded investments by loan categories for loans modified during the years ended December 31, 2020 and 2019 (dollars in thousands).

	December 31, 2020			December 31, 2019
Troubled debt restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Construction and development	1	$64	$64	—	$—	$—
Commercial Real Estate	8	5,833	5,833	—	—	—
Commercial and industrial	9	7,729	7,729	—	—	—
		$13,626	$13,626		$—	$—
There were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the year ended December 31, 2020.
The following is a summary of accruing and nonaccrual TDRs and the related loan losses by portfolio type as of the dates presented (dollars in thousands).

	TDRs
	Accruing	Nonaccrual	Total	Related Allowance
December 31, 2020
Construction and development	$262	$—	$262	$—
1-4 Family	665	161	826	—
Commercial real estate	4,895	938	5,833	—
Commercial and industrial	2,195	5,534	7,729	—
Total	$8,017	$6,633	$14,650	$—

December 31, 2019
Construction and development	$220	$287	$507	$—
1-4 Family	800	176	976	—
Total	$1,020	$463	$1,483	$—

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements
The table below includes the average recorded investment and interest income recognized for TDRs for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands).

	TDRs
	Average Recorded Investment	Interest Income Recognized
December 31, 2020
Construction and development	$438	$14
1-4 Family	936	35
Commercial real estate	2,778	126
Commercial and industrial	1,075	53
Total	$5,227	$228

December 31, 2019
Construction and development	$515	$14
1-4 Family	1,014	51
Commercial real estate	264	7
Commercial and industrial	2	—
Total	$1,795	$72

December 31, 2018
Construction and development	$308	$13
1-4 Family	948	45
Commercial real estate	553	20
Commercial and industrial	8	—
Consumer	2	—
Total	$1,819	$78

NOTE 5. OTHER REAL ESTATE OWNED
The table below shows the activity in other real estate owned for the years ended December 31, 2020 and 2019 (dollars in thousands).

	December 31,
	2020	2019
Balance, beginning of period	$133	$3,611
Additions	41	181
Transfers from bank premises and equipment	665	—
Acquired other real estate owned	—	1,507
Sales of other real estate owned	(146)	(5,148)
Write-downs	(30)	(18)
Balance, end of period	$663	$133
For the years ended December 31, 2020 and 2019, additions to other real estate owned of $41,000 and $133,000, respectively, were related to acquired loans. After the closure of a branch location in 2020, the land and building were transferred from bank premises and equipment to other real estate owned as the Company does not intend to use the property for operations. At December 31, 2020, approximately $1.7 million of loans secured by real estate were in the process of foreclosure.

NOTE 6. BANK PREMISES AND EQUIPMENT
Bank premises and equipment consisted of the following as of the dates indicated (dollars in thousands).

	December 31,
	2020	2019
Land	$13,530	$13,851
Buildings and improvements	37,947	31,926
Furniture and equipment	13,196	10,915
Software	1,990	1,373
Construction-in-progress	1,619	1,974
Right-of-use asset	3,851	3,309
Less: Accumulated depreciation and amortization	(15,830)	(12,432)
Bank premises and equipment, net	$56,303	$50,916
Depreciation and amortization related to bank premises and equipment charged to noninterest expense was approximately $3.6 million, $2.6 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
NOTE 7. LEASES
The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company assumed lease agreements as part of its expansion into Texas. Two of the three branches acquired from Mainland in 2019 and the two branches acquired from PlainsCapital in 2020 are leased properties. In addition, the Company has lease agreements for a de novo branch in the Lafayette, Louisiana market, which opened in 2019, and a branch location opened in the New Orleans, Louisiana market in 2020. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.
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
Quantitative information regarding the Company’s operating leases is presented below as of and for the years ended December 31, 2020 and 2019 (dollars in thousands).

	December 31,
	2020	2019
Total operating lease cost	$599	$341
Weighted-average remaining lease term (in years)	8.6	10.4
Weighted-average discount rate	2.8%	3.1%

As of December 31, 2020, the Company’s lease ROU assets and related lease liabilities were both $3.9 million and have remaining terms ranging from 3 to 11 years, including extension options if the Company is reasonably certain they will be exercised.
Future minimum lease payments due under non-cancelable operating leases at December 31, 2020 are presented below (dollars in thousands).

2021	$593
2022	598
2023	595
2024	515
2025	476
Thereafter	1,691
Total	$4,468
At December 31, 2020, the Company had not entered into any material leases that have not yet commenced.
On May 29, 2020, the Bank purchased the first floor of its corporate headquarters building, which is currently occupied by multiple tenants. The Bank assumed the existing leases, all of which are operating leases. The Bank, as lessor, recognized rental income of $0.2 million for the year ended December 31, 2020. For the year ended December 31, 2019, the Bank recognized $8,000 in rental income.
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The Company’s intangible assets consist of goodwill, core deposit intangible assets arising from acquisitions, and a trademark intangible. At December 31, 2020 and 2019, goodwill and other intangible assets totaled $32.2 million and $31.0 million, respectively, and included no accumulated impairment losses.
Additions and adjustments to goodwill were recorded during the years ended December 31, 2020 and 2019 as a result of the acquisitions discussed in Note 2, Business Combinations. The carrying amount of goodwill at December 31, 2020 and 2019 was $28.1 million and $26.1 million, respectively. The trademark intangible had a carrying value of $0.1 million at December 31, 2020 and 2019.
In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite-lived intangible assets at least annually, or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing on October 31, 2020 and determined that there was no impairment to its goodwill or trademark intangible asset.
Core deposit intangibles have finite lives and are being amortized over their estimated useful lives, which range from 10 to 15 years. The table below shows a summary of the core deposit intangible assets as of the dates presented (dollars in thousands).

	December 31,
Core deposit intangibles	2020	2019
Gross carrying amount	$6,637	$6,467
Accumulated amortization	(2,649)	(1,664)
Net carrying amount	$3,988	$4,803
Amortization expense for the core deposit intangible assets recorded in depreciation and amortization totaled approximately $1.0 million, $0.8 million, and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The future amortization schedule for the Company’s core deposit intangible assets is displayed in the table below. The weighted average amortization period remaining for core deposit intangibles is 7.8 years.

(dollars in thousands)
2021	$882
2022	773
2023	663
2024	554
2025	444
Thereafter	672
$3,988
NOTE 9. DEPOSITS
Deposits consisted of the following as of the dates presented (dollars in thousands).

	December 31,
	2020	2019
Noninterest-bearing demand deposits	$448,230	$351,905
Interest-bearing demand deposits	496,745	335,478
Brokered deposits	80,017	—
Money market deposit accounts	186,307	198,999
Savings accounts	141,134	115,324
Time deposits	535,391	706,000
Total deposits	$1,887,824	$1,707,706
The table below summarizes outstanding time deposits as of the dates indicated (dollars in thousands).

	December 31,
	2020	2019
$0 to $99,999	$161,957	$225,951
$100,000 to $249,999	274,470	345,040
$250,000 and above	98,964	135,009
	$535,391	$706,000
The contractual maturities of time deposits of $100,000 or more outstanding are summarized in the table below as of the dates presented (dollars in thousands).

	December 31,
	2020	2019
Time remaining until maturity:
Three months or less	$80,605	$92,157
Over three through six months	75,974	76,179
Over six through twelve months	111,879	200,654
Over one year through three years	94,178	95,495
Over three years	10,798	15,564
	$373,434	$480,049

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The approximate scheduled maturities of time deposits for each of the next five years are shown below (dollars in thousands).

2021	$382,713
2022	103,488
2023	33,247
2024	10,785
2025	5,158
$535,391
Public fund deposits as of December 31, 2020 and 2019 totaled approximately $86.6 million and $103.4 million, respectively. The funds were secured by securities with a fair value of approximately $72.7 million and $89.4 million as of December 31, 2020 and 2019, respectively.
As of December 31, 2020 and 2019, total deposits outstanding to executive officers, principal shareholders, directors and to companies in which they are principal owners amounted to approximately $38.8 million and $76.3 million, respectively.
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
Repurchase agreements mature on a daily basis. The total balance of repurchase agreements was $5.7 million and $3.0 million at December 31, 2020 and December 31, 2019, respectively. These funds were secured by investment securities with fair values of approximately $6.3 million and $2.9 million at December 31, 2020 and December 31, 2019, respectively. The interest rate paid for repurchase agreements is tiered, based on balance, and is indexed to the Federal Funds Rate. The weighted average interest rate on repurchase agreements was 0.20% and 0.75% at December 31, 2020 and December 31, 2019, respectively. The weighted-average rate paid for repurchase agreements during the years ended December 31, 2020, 2019 and 2018 was 0.30%, 1.32% and 0.99%, respectively.
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
The carrying value of subordinated debt was $42.9 million and $42.8 million at December 31, 2020 and 2019, respectively. The subordinated debt securities were recorded net of issuance costs of $0.7 million and $0.8 million at December 31, 2020 and 2019, respectively, which are being amortized using the straight-line method over the lives of the respective securities.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 12. OTHER BORROWED FUNDS
Federal Home Loan Bank Advances
FHLB advances and weighted average interest rates at the end of the period by contractual maturity are summarized as of the dates presented (dollars in thousands).

	Amount		Weighted Average Rate
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Fixed rate advances maturing:
2020	$—	$53,100	—%	1.74%
2021	42,000	—	0.11	—
2024	23,500	23,500	1.81	1.81
2028	25,000	25,000	1.77	1.77
2033	30,000	30,000	1.88	1.88
	$120,500	$131,600	1.23%	1.79%
As of December 31, 2020, these advances are collateralized by approximately $775.7 million of the Company’s loan portfolio and $9.0 million of the Company’s investment securities in accordance with the Advance Security and Collateral Agreement with the FHLB. As of December 31, 2020, the Company had an additional $654.9 million available under its line of credit with the FHLB.
At December 31, 2020 and 2019, the FHLB advances contractually maturing in 2028 and 2033 are fixed rate, nonamortizing puttable advances. Under the terms of these advances, the Bank sells the FHLB options to terminate the fixed rate advances at specified points in time prior to the stated maturity dates. The FHLB may terminate the advances on quarterly option exercise dates until maturity.
Lines of Credit
In addition, the Company has outstanding unsecured lines of credit with its correspondent banks available to assist in the management of short-term liquidity. Any balances drawn on these lines of credit mature daily. At December 31, 2020 and 2019, the available balance on the unsecured lines of credit totaled approximately $60.0 million, with no outstanding balance reflected on the consolidated balance sheets.
Junior Subordinated Debt
The following table provides a summary of the Company’s junior subordinated debentures (dollars in thousands).

	Face Value	Carrying Value	Maturity Date	Variable Interest Rate	Interest Rate at December 31, 2020
First Community Louisiana Statutory Trust I	$3,609	$3,609	June 2036	3-month LIBOR + 1.77%	1.99%
BOJ Bancshares Statutory Trust I	3,093	2,340	December 2034	3-month LIBOR + 1.90%	2.12%
	$6,702	$5,949
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

As part of the purchase accounting adjustments made with the BOJ Bancshares Inc. acquisition on December 1, 2017, the Company adjusted the carrying value of the BOJ Bancshares Statutory Trust I junior subordinated debentures to fair value as of the acquisition date. The discount on the debentures will continue to be amortized through maturity and recognized as a component of interest expense.
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
The debentures are included on the consolidated balance sheets as liabilities; however, for regulatory purposes, the carrying values of these obligations are eligible for inclusion in Tier I regulatory capital, subject to certain limitations. The total carrying value of $5.9 million was allowed in the calculation of Tier I regulatory capital at both December 31, 2020 and 2019.
NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS
As part of its liability management, the Company utilizes pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 9.6 years. As of December 31, 2020, the Company had interest rate swap agreements with a total notional amount of $80.0 million and forward starting interest rate swap agreements with a total notional amount $140.0 million, all of which were designated as cash flow hedges, compared to one interest rate swap agreement with a notional amount of $50.0 million at December 31, 2019. The derivative contracts are between the Company and a single counterparty. To mitigate credit risk, securities are pledged to the Company by the counterparty in an amount greater than or equal to the gain position of the derivative contracts. Conversely, securities are pledged to the counterparty by the Company in an amount greater than or equal to the loss position of the derivative contracts, if applicable.
For the year ended December 31, 2020, a loss of $2.3 million, net of a $0.6 million tax benefit, was recognized in “Other comprehensive (loss) income” (“OCI”) in the accompanying consolidated statements of other comprehensive income for the change in fair value of the interest rate swap contracts. For the years ended December 31, 2019 and December 31, 2018, a gain of $51,000, net of a $14,000 tax expense, and a gain of $84,000, net of a $22,000 tax expense, respectively, was recognized in OCI in the accompanying consolidated statements of other comprehensive income for the change in fair value of the interest rate swap contracts.
The fair value of the swap contracts consisted of gross liabilities of $2.8 million and gross assets of $0.6 million, netting to a fair value of $2.2 million recorded in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheet at December 31, 2020. The swap contract had a fair value of $0.7 million and is included in “Other assets” in the accompanying consolidated balance sheet at December 31, 2019. The accumulated loss of $1.8 million included in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets would be reclassified to current earnings if the hedge transaction becomes probable of not occurring. The Company expects the hedges to remain fully effective during the remaining terms of the swap contracts.
Customer Derivatives – Interest Rate Swaps
The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”). The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the years ended December 31, 2020, 2019 and 2018.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 14. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company’s Articles of Incorporation give the Company’s board of directors the authority to issue up to 5,000,000 shares of preferred stock. At December 31, 2020, there were no preferred shares outstanding. The preferred shares are considered “blank check” preferred stock. This type of preferred stock allows the board of directors to fix the designations, preferences and relative, participating, optional or other special rights, and qualifications and limitations or restrictions of any series of preferred stock without further shareholder approval.
Common Stock
The Company’s Articles of Incorporation give the Company’s board of directors the authority to issue up to 40,000,000 shares of common stock. At December 31, 2020, there were 10,608,869 common shares outstanding compared to 11,228,775 and 9,484,219 at December 31, 2019 and 2018, respectively.
On March 1, 2019, the Company issued 763,849 shares of its common stock as consideration for the acquisition of Mainland. On December 20, 2019 the Company completed a private placement of 1,290,323 shares of its common stock at a price of $23.25 per share. The private offering generated net proceeds of $28.5 million.
In addition, the Company repurchased 661,504 and 359,906 shares of its common stock through its stock repurchase program at an average price of $16.75 and $23.09 during the years ended December 31, 2020 and 2019, respectively.
Dividend Restrictions. In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Under the foregoing dividend restrictions and while maintaining its “well capitalized” status, at December 31, 2020, the Bank could pay aggregate dividends of up to $44.3 million to the Company without prior regulatory approval.
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
Under the terms of the Company’s 5.125% Fixed -to-Floating Rate Subordinated Notes due 2029, the Company may not pay a dividend if either the parent company or the Bank, both immediately prior to the declaration of the dividend and after giving effect to the payment of the dividend, would not maintain regulatory capital ratios that are at “well capitalized” levels for regulatory purposes (but with respect to the parent company, only if it is required to measure and report such ratios on a consolidated basis under applicable law). The Company is also prohibited from paying dividends upon and during the continuance of any Event of Default under such notes.
These restrictions do not, and are not expected in the future to, materially limit the Company’s ability to pay dividends to its shareholders in an amount consistent with the Company’s history of paying dividends.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Income (Loss)
Activity within the balances in accumulated other comprehensive income (loss), net is shown in the tables below (dollars in thousands).

	For the years ended December 31,
	2020			2019			2018
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain (loss), available for sale, net	$3,476	$4,017	$7,493	$(1,647)	$5,123	$3,476	$(71)	$(1,576)	$(1,647)
Reclassification of realized gain, net	(2,131)	(1,808)	(3,939)	(1,925)	(206)	(2,131)	(1,914)	(11)	(1,925)
Unrealized loss, transfer from available for sale to held to maturity, net	4	(1)	3	5	(1)	4	7	(2)	5
Change in fair value of interest rate swap designated as a cash flow hedge, net	542	(2,294)	(1,752)	491	51	542	407	84	491
Accumulated other comprehensive income (loss)	$1,891	$(86)	$1,805	$(3,076)	$4,967	$1,891	$(1,571)	$(1,505)	$(3,076)
NOTE 15. STOCK-BASED COMPENSATION
Equity Incentive Plan. The Company’s 2017 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity awards, such as restricted stock, restricted stock units, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. The Plan has reserved 600,000 shares of common stock for issuance to eligible participants pursuant to equity awards under the Plan. The Plan is administered by the Compensation Committee of the Company’s board of directors, which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, equity awards will be granted. The Compensation Committee, in its discretion, may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee may approve the terms of equity awards to the Company’s executive officers and directors. At December 31, 2020, approximately 242,408 shares remain available for grant.
Stock Options
During the years ended December 31, 2020, 2019 and 2018, the Company granted 58,993, 36,984 and 31,788 stock options, respectively, to key personnel that vest in one-fifth increments on each of the first five anniversaries of the grant date.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The table below summarizes the Company’s stock option activity for the periods indicated.

Stock Options
	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2017	322,917	$15.09	7.19
Granted	31,788	20.25
Forfeited	(1,644)	14.00
Exercised	(12,415)	14.07
Outstanding at December 31, 2018	340,646	15.98	6.49
Granted	36,984	24.40
Forfeited	—	—
Exercised	(20,416)	14.06
Outstanding at December 31, 2019	357,214	16.96	5.93
Granted	58,993	16.96
Forfeited	(4,585)	21.36
Exercised	(3,334)	14.00
Outstanding at December 31, 2020	408,288	17.66	5.57
Exercisable at December 31, 2020	276,855	15.67	4.47
The aggregate intrinsic value of stock options is calculated as the aggregate difference between the exercise price of the stock options and the fair market value of the Company’s common stock for those stock options having an exercise price lower than the fair market value of the Company’s common stock. At December 31, 2020, the shares underlying outstanding and exercisable stock options had an intrinsic value of $0.5 million.
The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards. The Black-Scholes option pricing model incorporates various subjective assumptions, including expected term and expected volatility. Stock option expense in the accompanying consolidated statements of income for the years ended December 31, 2020, 2019, and 2018 was $0.2 million, $0.3 million and $0.3 million, respectively. At December 31, 2020, there was $0.6 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted average period of 3.3 years.
The table below shows the assumptions used for the stock options granted during the years ended December 31, 2020 and 2019.

	2020	2019
Dividend yield	1.12%	0.82%
Expected volatility	26.39%	27.26%
Risk-free interest rate	0.99%	2.63%
Expected term (in years)	6.5	6.5
Weighted-average grant date fair value	$5.17	$7.30
Restricted Stock and Restricted Stock Units

Under the Plan, the Company may grant restricted stock, restricted stock units, and other stock-based awards to Plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While restricted stock is subject to forfeiture, holders of restricted stock may exercise full voting rights and will receive all dividends paid with respect to the restricted shares. Restricted stock units (“RSUs”) do not have voting rights and do not receive dividends or dividend equivalents. The restricted stock and RSUs granted under the Plan are typically subject to a vesting period. Compensation expense for restricted stock and RSUs is determined based on the market price of the Company’s common stock at the grant date and is applied to the total number of shares or units granted and is recognized on a straight-line basis over the requisite service period of generally five years for employees and two years for non-employee directors. Upon vesting of restricted stock and RSUs, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the Consolidated Statements of Income.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Historically, the Company has granted restricted stock awards to Plan participants. Beginning in 2019, the Company granted time vested RSUs to its non-employee directors and certain officers of the Company with vesting terms ranging from two years to five years.
The Company granted a total of 102,953 RSUs to employees and directors for the year ended December 31, 2020. Of the RSUs issued in 2020, 91,268 shares will vest over five years and 11,685 shares will vest over two years.
The Company granted a total of 79,439 shares of RSUs to employees and directors for the year ended December 31, 2019. Of the RSUs issued in 2019, 68,430 shares will vest over five years and 11,009 shares will vest over two years.
The Company granted a total of 60,260 shares of restricted stock to employees for the year ended December 31, 2018. Of the restricted stock issued in 2018, 51,263 shares will vest over five years and 8,997 shares will vest over two years.
Compensation expense related to restricted stock and RSUs in the accompanying consolidated statements of income for the years ended December 31, 2020, 2019, and 2018 was $1.4 million, $1.1 million and $0.8 million, respectively. The unearned compensation related to these awards is amortized to compensation expense over the vesting period. As of December 31, 2020, 2019 and 2018, unearned stock-based compensation associated with these awards totaled approximately $3.4 million, $2.8 million and $2.1 million, respectively. The $3.4 million of unrecognized compensation cost related to time vested restricted stock and RSUs at December 31, 2020 is expected to be recognized over a weighted average period of 3.3 years.
The following table summarizes the restricted stock and RSU activity for the years ended December 31, 2020 and December 31, 2019.

	December 31,
	2020		2019
	Shares	Weighted Avg Grant Date Fair Value	Shares	Weighted Avg Grant Date Fair Value
Balance, beginning of period	168,216	$22.43	135,848	$20.47
Granted	102,953	21.41	79,439	24.46
Forfeited	(10,283)	22.16	(5,828)	23.70
Earned and issued	(53,740)	21.29	(41,243)	19.65
Balance, end of period	207,146	$22.23	168,216	$22.43
NOTE 16. EMPLOYEE BENEFIT PLANS
The Company maintains a 401(k) defined contribution plan (the “401(k) Plan”) which covers employees over the age of twenty-one who have completed three months of credited service, as defined by the 401(k) Plan. The 401(k) Plan allows employees to defer a percentage of their salaries subject to certain limits based on federal tax laws. The Company makes matching contributions up to 4% of the employee’s annual salary (subject to certain maximum compensation amounts as prescribed in Internal Revenue Service guidance). Contributions by the Company and participants are immediately vested. Employer matching contributions to the 401(k) Plan for the years ended December 31, 2020, 2019 and 2018 were approximately $0.9 million, $0.8 million and $0.7 million, respectively, and are included in salaries and employee benefits on the consolidated statements of income.
The 401(k) Plan also allows for discretionary Company contributions in the form of cash or Company stock. Contributions in the form of Company stock are held in a portion of the 401(k) Plan that qualifies as an employee stock ownership plan. The Company made a $0.2 million Company stock contribution in both the years ended December 31, 2020 and 2019. The discretionary components vest in increments of 20% annually over a period of five years based on the employees’ years of service, beginning upon completion of two years of service (such that an employee with six years of service will be 100% vested).
In 2018, 2019 and 2020, the Bank entered into Salary Continuation Agreements (“SCA”) with certain of the Company’s officers. The SCAs represent unfunded, non-qualified deferred compensation arrangements under the Internal Revenue Code of 1986, as amended. The SCAs between the Bank and each officer, as supplemented if applicable, provide that the officer shall receive annual payments of a fixed amount upon attaining the age of 65, with such payments payable monthly over a period of 120 months (10 years). Each officer is also entitled to certain reduced payments following a termination of employment prior to attaining age 65 (other than a termination due to death or with cause), which payments shall be made on the same schedule mentioned above.
The Company maintained a deferred compensation plan for a former employee of First Community Bank, a bank acquired by the Company in 2013. A single premium immediate annuity policy was purchased of which the former employee is the beneficiary. Under this policy, the beneficiary received monthly payments of $2,000 through 2020. The Company also maintains a deferred compensation plan for a former employee of Citizens Bank (“Citizens”), a liability for which was assumed in the Citizens acquisition in 2017. Under the deferred compensation agreement, the former employee will receive monthly payments of $2,000 through May of 2030. At December 31, 2020 and 2019, the Company had a liability of $1.9 million and $1.6 million, respectively, in Accrued taxes and other liabilities on the consolidated balance sheets related to these deferred compensation plans.
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
The income tax expense included in the consolidated statements of income is displayed in the table below for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands).

	December 31,
	2020	2019	2018
Current	$4,838	$3,966	$2,789
Deferred	(1,388)	153	841
Total income tax expense	$3,450	$4,119	$3,630
The Company’s income tax expense for the year ended December 31, 2018 includes total charges of $0.3 million related to the revaluation of its deferred tax assets and liabilities as a result of the TCJA.
The provision for federal income taxes differs from that computed by applying the federal statutory rate of 21% as indicated in the following analysis for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands).

	December 31,
	2020	2019	2018
Tax based on statutory rate	$3,641	$4,401	$3,619
Increase (decrease) resulting from:
Effect of tax-exempt income	(299)	(250)	(249)
Acquisition costs	—	32	29
Historical tax credits	29	6	6
Effect of tax rate change	—	—	338
State taxes	33	15	—
Other	46	(85)	(113)
Total income tax expense	$3,450	$4,119	$3,630
Effective rate	19.9%	19.7%	21.1%
The Company records deferred income tax on the tax effect of changes in timing differences.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The net deferred tax liability or asset was comprised of the following items as of the dates indicated (dollars in thousands).

	December 31,
	2020	2019
Deferred tax liabilities:
Depreciation	$(3,746)	$(2,903)
FHLB stock dividend	(63)	(122)
Unrealized gain on available for sale securities	(480)	(502)
Basis difference in acquired assets and liabilities	(1,010)	(1,123)
Operating lease right-of-use asset	(809)	(695)
Other	(149)	(88)
Gross deferred tax liability	(6,257)	(5,433)

Deferred tax assets:
Allowance for loan losses	4,012	2,219
Net operating loss carryforward	440	564
Deferred compensation	404	372
Basis difference in acquired assets and liabilities	380	481
Historical tax credit	—	155
Employee and director stock awards	524	419
Operating lease liability	828	709
Unearned loan fees	667	190
Other	362	229
Gross deferred tax assets	7,617	5,338
Net deferred tax asset (liability)	$1,360	$(95)
The Company acquired net operating loss (“NOL”) carryforwards through tax free acquisitions. As of December 31, 2020 and December 31, 2019, the Company’s gross NOL carryforwards were approximately $2.1 million and $2.7 million, respectively. As of December 31, 2020, $0.4 million and $1.7 million of the NOL carryforwards expire in 2033 and 2039, respectively. All available NOL carryforwards are expected to be fully utilized by 2023.
The Company files income tax returns under U.S. federal jurisdiction and the states of Alabama, Florida, Texas and Louisiana, although the state of Louisiana does not assess an income tax on income resulting from banking operations. The Company is open to examination in the U.S. and the state of Louisiana for tax years ended December 31, 2017 through December 31, 2020; and Alabama, Texas and Florida for tax years ended December 31, 2019 and December 31, 2020.
NOTE 18. FAIR VALUES OF FINANCIAL INSTRUMENTS
In accordance with FASB ASC 820, disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, is required. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Fair value is best determined based upon quoted market prices, or exit prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows, and the fair value estimates may not be realized in an immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
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
Based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data, management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted. In the fourth quarter of 2019, the Company transferred approximately $1.3 million of corporate bonds from level 3 to level 2 based on reported trades of similar securities. At December 31, 2020, all of our level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Assets:
Obligations of U.S. government agencies and corporations	$36,821	$—	$36,821	$—
Obligations of state and political subdivisions	22,137	—	3,621	18,516
Corporate bonds	27,708	—	27,708	—
Residential mortgage-backed securities	122,598	—	122,598	—
Commercial mortgage-backed securities	59,146	—	59,146	—
Equity securities	1,670	1,670	—	—
Total assets	$270,080	$1,670	$249,894	$18,516
Liabilities:
Derivative financial instruments	$2,216	$—	$2,216	$—

December 31, 2019
Assets:
Obligations of U.S. government agencies and corporations	$33,651	$—	$33,651	$—
Obligations of state and political subdivisions	33,449	—	14,074	19,375
Corporate bonds	19,163	—	19,163	—
Residential mortgage-backed securities	101,946	—	101,946	—
Commercial mortgage-backed securities	71,596	—	71,596	—
Equity securities	2,097	2,097	—	—
Derivative financial instruments	687	—	687	—
Total assets	$262,589	$2,097	$241,117	$19,375

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2018	$18,808	$1,335	$20,143
Realized gains (losses) included in net income	—	—	—
Unrealized gains included in other comprehensive (loss) income	590	—	590
Purchases	—	—	—
Sales	—	—	—
Maturities, prepayments, and calls	(23)	—	(23)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(1,335)	(1,335)
Balance at December 31, 2019	$19,375	$—	$19,375
Realized gains (losses) included in net income	—	—	—
Unrealized losses included in other comprehensive (loss) income	(859)	—	(859)
Purchases	—	—	—
Sales	—	—	—
Maturities, prepayments, and calls	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at December 31, 2020	$18,516	$—	$18,516
There were no liabilities measured at fair value on a recurring basis using level 3 inputs at December 31, 2020 and 2019. For the years ended December 31, 2020, 2019 and 2018, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.
The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at December 31, 2020 (dollars in thousands):

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts
December 31, 2020
Obligations of State and Political Subdivisions	$18,516	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond Appraisal Adjustment(1)	0% - 0.4%
(1) Fair values determined through valuation analysis using coupon, yield (discount margin), liquidity and expected repayment dates.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Fair Value of Assets Measured on a Nonrecurring Basis
Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) are summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at December 31, 2020 or 2019 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
December 31, 2020
Impaired loans	$259	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	2% - 100%	34%
Other real estate owned	$635	Underlying collateral value, Third party appraisals	Collateral discounts and discount rates	4%	4%

December 31, 2019
Impaired loans	$55	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	31%
The estimated fair values of the Company’s financial instruments at December 31, 2020 and December 31, 2019 are shown below (dollars in thousands).

	December 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$35,368	$35,368	$35,368	$—	$—
Investment securities	280,844	281,059	—	254,306	26,753
Equity securities	16,599	16,599	1,670	14,929	—
Loans, net of allowance	1,839,955	1,861,971	—	—	1,861,971

Financial liabilities:
Deposits, noninterest-bearing	$448,230	$448,230	$—	$448,230	$—
Deposits, interest-bearing	1,439,594	1,504,644	—	—	1,504,644
FHLB short-term advances and repurchase agreements	47,653	47,653	—	47,653	—
FHLB long-term advances	78,500	82,101	—	—	82,101
Junior subordinated debt	5,949	5,299	—	—	5,299
Subordinated debt	43,600	42,336	—	42,336	—
Derivative financial instruments	2,216	2,216	—	2,216	—

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$44,308	$44,308	$44,308	$—	$—
Federal funds sold	387	387	387	—	—
Investment securities	274,214	274,285	—	245,410	28,875
Equity securities	19,315	19,316	2,097	17,219	—
Loans, net of allowance	1,681,275	1,680,364	—	—	1,680,364
Derivative financial instruments	687	687	—	687	—

Financial liabilities:
Deposits, noninterest-bearing	$351,905	$351,905	$—	$351,905	$—
Deposits, interest-bearing	1,355,801	1,368,194	—	—	1,368,194
FHLB short-term advances and repurchase agreements	56,095	56,095	—	56,095	—
FHLB long-term advances	78,500	76,635	—	—	76,635
Junior subordinated debt	5,897	7,747	—	—	7,747
Subordinated debt	43,600	56,399	—	56,399	—
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
As of December 31, 2020 and 2019, the Bank was considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based and Tier 1 leverage capital ratios as set forth in the table below and not be subject to a written agreement or order with regulators to maintain a specific capital level for any capital measure. There are no conditions or events since the regulatory framework for prompt corrective action was issued that management believes have changed the Bank’s category.
The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2020 and December 31, 2019 are presented in the tables below (dollars in thousands).

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	Actual		Capital Adequacy*		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Tier 1 leverage capital
Investar Holding Corporation	$215,750	9.49%	$90,975	4.00%	NA	NA
Investar Bank	237,684	10.47	90,837	4.00	113,546	5.00

Common Equity Tier 1 risk-based capital
Investar Holding Corporation	209,250	11.02	132,890	7.00	NA	NA
Investar Bank	237,684	12.53	132,750	7.00	123,268	6.50

Tier 1 risk-based capital
Investar Holding Corporation	215,750	11.36	161,366	8.50	NA	NA
Investar Bank	237,684	12.53	161,196	8.50	151,714	8.00

Total risk-based capital
Investar Holding Corporation	279,253	14.71	199,335	10.50	NA	NA
Investar Bank	258,291	13.62	199,125	10.50	189,642	10.00

December 31, 2019
Tier 1 leverage capital
Investar Holding Corporation	$215,550	10.45%	$82,546	4.00%	NA	NA
Investar Bank	222,316	10.77	82,578	4.00	103,223	5.00

Common Equity Tier 1 risk-based capital
Investar Holding Corporation	209,050	11.67	125,412	7.00	NA	NA
Investar Bank	222,316	12.43	125,238	7.00	116,293	6.50

Tier 1 risk-based capital
Investar Holding Corporation	215,550	12.03	152,286	8.50	NA	NA
Investar Bank	222,316	12.43	152,074	8.50	143,130	8.00

Total risk-based capital
Investar Holding Corporation	269,171	15.02	188,118	10.50	NA	NA
Investar Bank	233,111	13.03	187,857	10.50	178,912	10.00
*The minimum ratios and amounts under the column for Capital Adequacy for December 31, 2020 and December 31, 2019 reflect the minimum regulatory capital ratios imposed under Basel III plus the fully phased-in capital conservation buffer of 2.5%.
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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

These include:
•Increased the Prompt Corrective Action Capital Category Thresholds to be deemed well-capitalized.
•Established a Capital Conservation Buffer - The Capital Conservation Buffer was phased in through 2019.
•Changes in risk-weighting of assets.
•Opt-out Election of Accumulated Other Comprehensive Income from Common Equity Tier 1 Capital.
Financial institutions became subject to the final rule on January 1, 2015, and the rules were fully phased in as of January 1, 2019.
NOTE 20. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments
The Company is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At December 31, 2020 and 2019, the reserve for unfunded loan commitments was $0.2 million and $0.1 million, respectively.
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
The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	December 31, 2020	December 31, 2019
Loan commitments	$266,039	$242,180
Standby letters of credit	14,420	11,475
Additionally, at December 31, 2020, the Company had unfunded commitments of $1.0 million for its investment in Small Business Investment Company qualified funds, which is included in other assets on the consolidated balance sheet.
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
Employment Agreements
On August 1, 2020, the Company entered into employment agreements with its Chief Executive Officer and Chief Financial Officer. These agreements provide that each executive shall receive a minimum annual base salary ($510,000 for its Chief Executive Officer and $285,000 for its Chief Financial Officer), shall be eligible for annual incentive compensation up to a certain percentage of the base salary, subject to the discretion and approval of the Company’s board of directors, and shall be entitled to the payment of severance benefits upon termination under specified circumstances.

The initial term of each Employment Agreement expires on August 1, 2023 and will automatically renew for successive one-year periods unless written notice of non-renewal is given by either party to the other at least ninety (90) days prior to the expiration of the then-current term.
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
The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available and available insurance coverage, the Company’s management believes that it has established appropriate legal reserves. If an accrual is not made, and there is at least a reasonable possibility that a loss or additional loss may have been incurred, the Company discloses the nature of the contingency and an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows.
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
During 2020 and 2019, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated, were deposit customers of the Bank. See Note 9, Deposits, regarding total deposits outstanding to these related parties.
The Company has transactions with related parties for which the Company believes the terms and conditions are comparable to terms that would have been available from a third party that was unaffiliated with the Company. The following describes transactions since January 1, 2018, in addition to the ordinary banking relationships described above, in which the Company has participated in which one or more of its directors, executive officers or other related persons had or will have a direct or indirect material interest.
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
The Company has engaged in a number of transactions with Joffrion Commercial Division, LLC (“JCD”), a commercial construction company owned and managed by Gordon H. Joffrion, one of the Company’s directors. For each transaction, the Company selected JCD through its public bidding process. The Company paid JCD approximately $0.9 million, $0.3 million and $0.6 million during the years ended December 31, 2020, 2019 and 2018, respectively.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 22. PARENT ONLY BALANCE SHEETS, STATEMENTS OF OPERATIONS AND STATEMENTS OF CASH FLOWS

BALANCE SHEETS
	December 31,
(dollars in thousands)	2020	2019
ASSETS
Cash and due from bank	$19,678	$35,535
Equity securities	1,178	1,615
Accounts receivable	—	3
Due from bank subsidiary	909	712
Investment in bank subsidiary	271,619	255,141
Investment in trust	202	202
Investment in tax credit entity	—	87
Trademark intangible	100	100
Other assets	63	37
Total assets	$293,749	$293,432

LIABILITIES
Subordinated debt, net of unamortized issuance costs	$42,897	$42,826
Junior subordinated debt	5,949	5,897
Accounts payable	167	1,579
Accrued interest payable	606	465
Dividend payable	694	679
Deferred tax liability	152	10
Total liabilities	50,465	51,456

STOCKHOLDERS’ EQUITY
Common stock	10,609	11,229
Surplus	159,485	168,658
Retained earnings	71,385	60,198
Accumulated other comprehensive income	1,805	1,891
Total stockholders’ equity	243,284	241,976

Total liabilities and stockholders’ equity	$293,749	$293,432

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

STATEMENTS OF OPERATIONS
	For the year ended December 31,
(dollars in thousands)	2020	2019
REVENUE
Dividends received from bank subsidiary	$—	$6,600
Dividends on corporate stock	78	30
Partnership income	19	—
Change in the fair value of equity securities	258	327
Interest income from investment in trust	5	9
Total revenue	360	6,966
EXPENSE
Interest on borrowings	2,713	1,686
Management fees to bank subsidiary	360	360
Acquisition expense	72	31
Other expense	574	440
Total expense	3,719	2,517
(Loss) income before income taxes and equity in undistributed income of bank subsidiary	(3,359)	4,449
Equity in undistributed income of bank subsidiary	16,563	11,941
Income tax benefit	685	449
Net income	$13,889	$16,839

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

STATEMENTS OF CASH FLOWS
	For the year ended December 31,
(dollars in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,889	$16,839
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	(16,563)	(11,941)
Change in the fair value of equity securities	(258)	(327)
Amortization of debt issuance costs and purchase accounting adjustments	123	105
Net change in:
Due from bank subsidiary	(197)	(261)
Other assets	10	25
Deferred tax asset	142	62
Accrued other liabilities	(23)	2,776
Net cash (used in) provided by operating activities	(2,877)	7,278

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributed to bank subsidiary	—	(23,250)
Repayment of investment in and advances to subsidiary	—	8,000
Distributions from investments	77	82
Purchases of equity securities	(2,449)	(144)
Proceeds from the sale of equity securities	3,144	88
Net cash provided by (used in) investing activities	772	(15,224)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(2,686)	(2,167)
Proceeds from common stock offering, net of issuance costs	—	28,525
Payments to repurchase common stock	(11,112)	(8,326)
Proceeds from stock options	46	287
Proceeds from subordinated debt, net of costs	—	24,558
Net cash (used in) provided by financing activities	(13,752)	42,877
Net (decrease) increase in cash	(15,857)	34,931
Cash and cash equivalents, beginning of period	35,535	604
Cash and cash equivalents, end of period	$19,678	$35,535

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest on borrowings	$2,571	$1,513

NOTE 23. EARNINGS PER SHARE
The following is a summary of the information used in the computation of basic and diluted earnings per common share for the years ended December 31, 2020, 2019 and 2018 (in thousands, except share data).

	December 31,
	2020	2019	2018
Earnings per common share - basic
Net income	$13,889	$16,839	$13,606
Less: income allocated to participating securities	(73)	(164)	(192)
Net income allocated to common shareholders	$13,816	$16,675	$13,414
Weighted-average basic shares outstanding	10,850,936	9,931,497	9,538,891
Basic earnings per common share	$1.27	$1.68	$1.41

Earnings per common share - diluted
Net income allocated to common shareholders	$13,816	$16,676	$13,417
Weighted-average basic shares outstanding	10,850,936	9,931,497	9,538,891
Dilutive effect of securities	14,911	99,521	125,952
Total weighted average diluted shares outstanding	10,865,847	10,031,018	9,664,843
Diluted earnings per common share	$1.27	$1.66	$1.39

The weighted average number of shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	December 31,
	2020	2019	2018
Stock options	71	—	6,306
Restricted stock awards	10,968	388	1,364
Restricted stock units	62,754	7,550	—

NOTE 24. SUBSEQUENT EVENTS

On January 21, 2021, the Company and its wholly-owned subsidiary, the Bank, entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) with Cheaha Financial Group, Inc. (“Cheaha”), the holding company for Cheaha Bank, Oxford, Alabama, and High Point Acquisition, Inc., a Louisiana corporation and wholly-owned subsidiary of the Company (“Merger Subsidiary”). The Reorganization Agreement provides for the merger of the Merger Subsidiary with and into Cheaha, with Cheaha as the surviving corporation. Immediately following the merger, Cheaha will be merged with and into the Company, with the Company as the surviving corporation, and then Cheaha Bank will be immediately merged with and into the Bank, with the Bank as the surviving bank.

Under the terms of the Reorganization Agreement, each of the issued and outstanding shares of Cheaha common stock will be converted into and represent the right to receive $80.00 in cash from the Company. In the aggregate, Cheaha’s shareholders will receive approximately $41.1 million in cash consideration as a result of the merger, which per share and aggregate consideration shall be reduced by any dividends paid to Cheaha shareholders prior to the closing of the acquisition. Prior to the closing of the merger, Cheaha will be required to have adjusted tangible shareholders equity, calculated on a consolidated basis in the manner described in the Reorganization Agreement, equal to at least $27.6 million.

Consummation of the transactions contemplated by the Reorganization Agreement is subject to various customary conditions, including, without limitation (i) the approval of the shareholders of Cheaha, (ii) the receipt of certain regulatory approvals, (iii) the accuracy of the representations and warranties of the parties and compliance by the parties with their respective covenants and obligations under the Reorganization Agreement (subject to customary materiality qualifiers), and (iv) the absence of a material adverse change with respect to Cheaha.

Management has evaluated all subsequent events and transactions that occurred after December 31, 2020 up through the date that the financial statements were available to be issued and determined that there were no additional events that require disclosure. No events or changes in circumstances were identified that would have an adverse impact on the financial statements.

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
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management’s annual report on internal control over financial reporting and the report thereon of Horne LLP are included herein under Item 8. Financial Statements and Supplementary Data.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Except as provided below, the information required by Item 10 is incorporated by reference to the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”).
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to the 2021 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Stock Ownership
Except as provided below, the information required by Item 12 is incorporated by reference to the 2021 Proxy Statement.
Securities Authorized for Issuance under Equity Compensation Plans
The following table presents certain information regarding our equity compensation plans as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	127,765	$22.97	242,408
Equity compensation plans not approved by security holders(2)	280,523	15.23	—
Total	408,288	$16.96	242,408
(1)Effective May 24, 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Compensation Plan (the “Plan”) and ceased using the 2014 Long-Term Incentive Plan, discussed below. The Plan authorizes the grant of various types of equity grants and awards, such as restricted stock, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. The Plan has reserved 600,000 shares of common stock for issuance to eligible participants pursuant to awards under the Plan. No awards may be granted under the Plan after May 24, 2027.
(2)The Investar Holding Corporation 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”) was adopted by the Company’s board of directors on January 15, 2014 and was amended on March 13, 2014. Because the Company was a private corporation at the time of the adoption of the 2014 Plan, shareholder approval of the 2014 Plan was not required, nor was such approval obtained. A total of 600,000 shares of common stock was reserved for issuance pursuant to awards under the 2014 Plan. Effective May 24, 2017, no future awards will be granted under the 2014 Plan, although the terms and conditions of the 2014 Plan will continue to govern any outstanding awards thereunder.
Item 13. Certain Relationships and Related Transactions, and Directors Independence
The information required by Item 13 is incorporated by reference to the 2021 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the 2021 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)Documents Filed as Part of this Report.
(1)The following financial statements are incorporated by reference from Item 8. Financial Statements and Supplementary Data hereof:
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
(2)All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.
(3)The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Number	Description	Location
2.1	Agreement and Plan of Reorganization dated October 10, 2018, by and among Investar Holding Corporation, Investar Bank and Mainland Bank	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed October 10, 2018 and incorporated herein by reference

2.2	Agreement and Plan of Reorganization dated July 30, 2019 by and among Investar Holding Corporation, Investar Bank, and Bank of York	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed July 31, 2019 and incorporated herein by reference

2.3	Agreement and Plan of Reorganization dated January 21, 2021 by and among Investar Holding Corporation, Cheaha Financial Group, Inc. and High Point Acquisition, Inc.	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed January 25, 2021 and incorporated herein by reference

3.1	Restated Articles of Incorporation of Investar Holding Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

3.2	Amended and Restated By-laws of Investar Holding Corporation	Exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed October 10, 2017 and incorporated herein by reference

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

4.2	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934	Exhibit 4.2 to the Annual Report on Form 10-K filed March 13, 2020 and incorporated herein by reference.

4.3	Form of 5.125% Fixed to Floating Rate Subordinated Note due 2029	Exhibit 4.1 to the Current Report on Form 8-K filed November 14, 2019 and incorporated herein by reference.

4.4	Form of Registration Rights Agreement, dated December 20, 2019, by and between Investar Holding Corporation and the purchasers set forth therein.	Exhibit 4.1 to the Current Report on Form 8-K filed December 24, 2019 and incorporated herein by reference.

4.5	Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee	Exhibit 4.1 to the Current Report on Form 8-K filed March 24, 2017 and incorporated herein by reference

4.6	Supplemental Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee	Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference

10.1	Form of Stock Purchase Agreement, dated December 20, 2019, by and between Investar Holding Corporation and the purchasers set forth therein	Exhibit 10.1 to the Current Report on Form 8-K filed December 24, 2019 and incorporated herein by reference

10.2	Form of Subordinated Note Purchase Agreement, dated November 12, 2019, by and between Investar Holding Corporation and the purchasers set forth therein	Exhibit 10.1 to the Current Report on Form 8-K filed November 14, 2019 and incorporated herein by reference

10.3	Form of the Director Support Agreement, dated October 10, 2018, among Investar Holding Corporation, Mainland Bank and all of the directors of Mainland Bank parties thereto	Exhibit 10.3 to the Registration Statement on Form S-4 of the Company filed November 30, 2018 and incorporated herein by reference

10.4*	Employment Agreement, dated August 1, 2020 by and among Investar Holding Corporation, Investar Bank, National Association, and John J. D'Angelo	Exhibit 10.1 to the Current Report on Form 8-K filed August 6, 2020 and incorporated herein by reference.

10.5*	Employment Agreement, dated August 1, 2020 by and among Investar Holding Corporation, Investar Bank, National Association, and Christopher L. Hufft	Exhibit 10.2 to the Current Report on Form 8-K filed August 6, 2020 and incorporated herein by reference.

10.6*	Investar Holding Corporation 2017 Long-Term Incentive Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K filed May 25, 2017 and incorporated herein by reference

10.7*	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and John D’Angelo	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.8*	Supplemental Salary Continuation Agreement, dated May 22, 2019, by and between Investar Bank and John D’Angelo	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed May 23, 2019 and incorporated herein by reference

10.9*	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and Chris Hufft	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.10*	Supplemental Salary Continuation Agreement, dated May 22, 2019, by and between Investar Bank and Christopher Hufft	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed May 23, 2019 and incorporated herein by reference

10.11*	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and Dane Babin	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.12*	Form of Split Dollar Agreement by and between Investar Bank and each executive entering into a Salary Continuation Agreement	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.13*	Form of First Amendment to Split Dollar Agreement by and between Investar Bank and each executive entering into a Supplemental Salary Continuation Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed May 23, 2019 and incorporated herein by reference

10.14*	Investar Holding Corporation 2014 Long-Term Incentive Compensation Plan, as amended by Amendment No. 1 to Investar Holding Corporation 2014 Long Term Incentive Plan	Exhibit 10.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and, as to Amendment No.1, Exhibit 99.2 to the Registration Statement on Form S-8 of the Company filed October 31, 2014, each of which is incorporated herein by reference

10.15*	Form of Stock Option Grant Agreement	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.16*	Form of Restricted Stock Award Agreement for Employees	Exhibit 10.3 to the Annual Report on Form 10-K of the Company filed March 11, 2016 and incorporated herein by reference

10.17*	Form of Restricted Stock Award Agreement for Non-Employee Directors	Exhibit 10.4 to the Annual Report on Form 10-K of the Company filed March 11, 2016 and incorporated herein by reference

10.18*	Form of Restricted Stock Unit Agreement for Employees	Exhibit 10.15 to the Annual Report on Form 10-K of the Company filed March 15, 2019 and incorporated herein by reference

10.19*	Form of Restricted Stock Unit Agreement for Non-Employee Directors	Exhibit 10.16 to the Annual Report on Form 10-K of the Company filed March 15, 2019 and incorporated herein by reference

10.20*	Investar Holding Corporation 401(k) Plan, as restated effective January 1, 2021	Filed herewith

21	Subsidiaries of the Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

23.1	Consent of Ernst & Young LLP	Filed herewith

23.2	Consent of Horne LLP	Filed herewith

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)	Filed herewith
* Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTAR HOLDING CORPORATION

Date:	March 10, 2021	by:	/s/John J. D’Angelo
John J. D’Angelo
President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 10, 2021	by:	/s/John J. D’Angelo
John J. D’Angelo
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Date:	March 10, 2021	by:	/s/Christopher L. Hufft
Christopher L. Hufft
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	March 10, 2021	by:	/s/Rachel P. Cherco
Rachel P. Cherco
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 10, 2021	by:	/s/James M. Baker
James M Baker
Director

Date:	March 10, 2021	by:	/s/Thomas C. Besselman, Sr.
Thomas C. Besselman, Sr.
Director

Date:	March 10, 2021	by:	/s/James H. Boyce, III
James H. Boyce, III
Director

Date:	March 10, 2021	by:	/s/Robert M. Boyce, Sr.
Robert M. Boyce, Sr.
Director

Date:	March 10, 2021	by:	/s/William H. Hidalgo, Sr.
William H. Hidalgo, Sr.
Chairman of the Board

Date:	March 10, 2021	by:	/s/Gordon H. Joffrion, III
Gordon H. Joffrion, III
Director

Date:	March 10, 2021	by:	/s/Robert C. Jordan
Robert C. Jordan
Director

Date:	March 10, 2021	by:	/s/David J. Lukinovich
David J. Lukinovich
Director

Date:	March 10, 2021	by:	/s/Suzanne O. Middleton
Suzanne O. Middleton
Director

Date:	March 10, 2021	by:	/s/Andrew C. Nelson, M.D.
Andrew C. Nelson, M.D.
Director

Date:	March 10, 2021	by:	/s/Frank L. Walker
Frank L. Walker
Director