Form 10-Q
period 2021-03-31
Investar Holding Corp
filed 2021-05-06
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 10,413,331 shares outstanding as of May 3, 2021.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and due from banks	$29,970	$25,672
Interest-bearing balances due from other banks	69,400	9,696
Federal funds sold	97	—
Cash and cash equivalents	99,467	35,368

Available for sale securities at fair value (amortized cost of $299,310 and $263,913, respectively)	301,433	268,410
Held to maturity securities at amortized cost (estimated fair value of $12,341 and $12,649, respectively)	11,966	12,434
Loans, net of allowance for loan losses of $20,423 and $20,363, respectively	1,825,547	1,839,955
Equity securities	16,763	16,599
Bank premises and equipment, net of accumulated depreciation of $16,803 and $15,830, respectively	56,631	56,303
Other real estate owned, net	1,518	663
Accrued interest receivable	12,868	12,969
Deferred tax asset	—	1,360
Goodwill and other intangible assets, net	32,001	32,232
Bank owned life insurance	39,131	38,908
Other assets	10,631	5,980
Total assets	$2,407,956	$2,321,181

LIABILITIES
Deposits:
Noninterest-bearing	$515,487	$448,230
Interest-bearing	1,494,393	1,439,594
Total deposits	2,009,880	1,887,824
Advances from Federal Home Loan Bank	82,500	120,500
Repurchase agreements	4,274	5,653
Subordinated debt, net of unamortized issuance costs	42,920	42,897
Junior subordinated debt	5,962	5,949
Accrued taxes and other liabilities	14,169	15,074
Total liabilities	2,159,705	2,077,897

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 10,436,493 and 10,608,869 shares issued and outstanding, respectively	10,436	10,609
Surplus	155,822	159,485
Retained earnings	75,998	71,385
Accumulated other comprehensive income	5,995	1,805
Total stockholders’ equity	248,251	243,284
Total liabilities and stockholders’ equity	$2,407,956	$2,321,181

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended March 31,
	2021	2020
INTEREST INCOME
Interest and fees on loans	$21,627	$21,669
Interest on investment securities	1,179	1,695
Other interest income	163	257
Total interest income	22,969	23,621

INTEREST EXPENSE
Interest on deposits	2,302	5,032
Interest on borrowings	1,033	1,254
Total interest expense	3,335	6,286
Net interest income	19,634	17,335

Provision for loan losses	400	3,760
Net interest income after provision for loan losses	19,234	13,575

NONINTEREST INCOME
Service charges on deposit accounts	491	571
Gain on sale of investment securities, net	600	172
Loss on sale of fixed assets, net	(2)	—
Gain on sale of other real estate owned, net	—	26
Servicing fees and fee income on serviced loans	64	120
Interchange fees	388	295
Income from bank owned life insurance	223	190
Change in the fair value of equity securities	65	(826)
Other operating income	536	541
Total noninterest income	2,365	1,089
Income before noninterest expense	21,599	14,664

NONINTEREST EXPENSE
Depreciation and amortization	1,206	1,033
Salaries and employee benefits	8,695	7,953
Occupancy	637	531
Data processing	746	693
Marketing	41	32
Professional fees	358	394
Acquisition expense	361	751
Other operating expenses	2,765	2,520
Total noninterest expense	14,809	13,907
Income before income tax expense	6,790	757
Income tax expense	1,430	149
Net income	$5,360	$608

EARNINGS PER SHARE
Basic earnings per share	$0.51	$0.05
Diluted earnings per share	0.51	0.05
Cash dividends declared per common share	0.07	0.06

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
Net income	$5,360	$608
Other comprehensive income (loss):
Unrealized (loss) gain on investment securities:
Unrealized (loss) gain, available for sale, net of tax (benefit) expense of ($372) and $149, respectively	(1,401)	562
Reclassification of realized gain, net of tax expense of $126 and $36, respectively	(474)	(136)
Fair value of derivative financial instruments:
Change in fair value of interest rate swaps designated as a cash flow hedge, net of tax expense (benefit) of $1,612 and ($667), respectively	6,065	(2,511)
Total other comprehensive income (loss)	4,190	(2,085)
Total comprehensive income (loss)	$9,550	$(1,477)

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income (Loss)	Equity
Three months ended:
March 31, 2020
Balance at beginning of period	$11,229	$168,658	$60,198	$1,891	$241,976
Stock issuance costs	—	(45)	—	—	(45)
Surrendered shares	(13)	(279)	—	—	(292)
Options exercised	3	43	—	—	46
Dividends declared, $0.06 per share	—	—	(660)	—	(660)
Stock-based compensation	48	335	—	—	383
Shares repurchased	(327)	(6,332)	—	—	(6,659)
Net income	—	—	608	—	608
Other comprehensive loss, net	—	—	—	(2,085)	(2,085)
Balance at end of period	$10,940	$162,380	$60,146	$(194)	$233,272

March 31, 2021
Balance at beginning of period	$10,609	$159,485	$71,385	$1,805	$243,284
Surrendered shares	(19)	(337)	—	—	(356)
Options exercised	8	107	—	—	115
Dividends declared, $0.07 per share	—	—	(747)	—	(747)
Stock-based compensation	64	336	—	—	400
Shares repurchased	(226)	(3,769)	—	—	(3,995)
Net income	—	—	5,360	—	5,360
Other comprehensive income, net	—	—	—	4,190	4,190
Balance at end of period	$10,436	$155,822	$75,998	$5,995	$248,251

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
Net income	$5,360	$608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,206	1,033
Provision for loan losses	400	3,760
Amortization of purchase accounting adjustments	(140)	(299)
Net amortization of securities	919	538
Gain on sale of investment securities, net	(600)	(172)
Loss on sale of fixed assets, net	2	—
Gain on sale of other real estate owned, net	—	(26)
FHLB stock dividend	(11)	(715)
Stock-based compensation	400	383
Deferred taxes	367	(347)
Net change in value of bank owned life insurance	(223)	(190)
Amortization of subordinated debt issuance costs	23	5
Change in the fair value of equity securities	(65)	826
Net change in:
Accrued interest receivable	101	(851)
Other assets	933	(1,270)
Accrued taxes and other liabilities	782	(2,500)
Net cash provided by operating activities	$9,454	$783

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	$17,123	$16,572
Purchases of securities available for sale	(74,334)	(47,882)
Proceeds from maturities, prepayments and calls of investment securities available for sale	21,505	15,014
Proceeds from maturities, prepayments and calls of investment securities held to maturity	458	151
Proceeds from redemption or sale of equity securities	435	2,371
Purchases of equity securities	(523)	(820)
Net decrease in loans	13,789	6,322
Proceeds from sales of other real estate owned	—	131
Purchases of other real estate owned	(501)	—
Purchases of fixed assets	(1,429)	(1,759)
Distributions from investments	—	7
Cash paid for acquisition of PlainsCapital branches, net of cash acquired	—	(10,761)
Net cash used in investing activities	$(23,477)	$(20,654)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net increase (decrease) in customer deposits	$122,074	$(15,803)
Net (decrease) increase in repurchase agreements	(1,379)	737
Net (decrease) increase in short-term FHLB advances	(38,000)	36,721
Repayments of long-term FHLB advances	—	(600)
Cash dividends paid on common stock	(693)	(679)
Proceeds from stock options and warrants exercised	115	46
Payments to repurchase common stock	(3,995)	(6,659)
Payments of stock issuance costs	—	(45)
Net cash provided by financing activities	$78,122	$13,718

Net change in cash and cash equivalents	$64,099	$(6,153)
Cash and cash equivalents, beginning of period	35,368	44,695
Cash and cash equivalents, end of period	$99,467	$38,542

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2021.

Nature of Operations

The Company, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association (the “Bank”), a national bank, primarily to meet the needs of individuals and small to medium-sized businesses. The Company’s primary markets are in Louisiana, Texas and Alabama. At March 31, 2021, the Company operated 24 full service branches located in Louisiana, five full service branches located in Texas and six full service branches located in Alabama, and had 319 employees.

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

Equity Securities

The Company is a member of the Federal Home Loan Bank (“FHLB”) system. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, is restricted as to redemption, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Equity securities also include investments in our other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of equity securities in our correspondent banks at  March 31, 2021 and  December 31, 2020 was $15.0 million and $14.9 million, respectively.

In addition, equity securities include marketable securities in corporate stocks and mutual funds. The estimated fair value of equity securities totaled $1.8 million and $1.7 million at March 31, 2021 and  December 31, 2020, respectively.

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

Treatment of Loan Modifications Pursuant to the CARES Act and Interagency Statement

Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted on March 27, 2020 provides that from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates (the “applicable period”), we may elect to suspend GAAP for loan modifications related to the pandemic that would otherwise be categorized as troubled debt restructurings (“TDRs”) and suspend any determination of a loan modified as a result of the effects of the pandemic as being a TDR, including impairment for accounting purposes. The suspension is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The suspension is not applicable to any adverse impact on the credit of a borrower that is not related to the pandemic. The Consolidated Appropriations Act, 2021 (“CAA”) enacted on December 27, 2020 extended the applicable period to the earlier of January 1, 2022 or 60 days after the national emergency termination date.

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

Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term modifications of 90 days or less, in the form of deferrals of payment of principal and interest, principal only, or interest only, and fee waivers. As of March 31, 2021, the balance of loans participating in the 90-day deferral program was $11.2 million, or 0.6% of the total loan portfolio, compared to $5.9 million, or 0.3% of the total loan portfolio, at December 31, 2020. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual. We are continuing to support borrowers experiencing financial hardships related to the pandemic, and we expect to process additional deferrals requested by qualified borrowers. Therefore, we may experience fluctuations in the balance of loans participating in the deferral program.

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

In the ordinary course of business, the Bank enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in accrued taxes and other liabilities in the consolidated balance sheet. At March 31, 2021 and  December 31, 2020 the reserve for unfunded loan commitments was $0.3 million and $0.2 million, respectively.

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

Reclassifications

Certain reclassifications have been made to the 2020 financial statements to be consistent with the 2021 presentation, if applicable.

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

Accounting Standards Adopted in 2021

FASB ASC Topics 321, 323, and 815 “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)” ASU No. 2020-01. ASU 2020-01 became effective for the Company on January 1, 2021. The ASU clarifies the interaction among ASC 321, ASC 323, and ASC 815 for equity securities, equity method investments, and certain financial instruments to acquire equity securities. It clarifies whether re-measurement of equity investments is appropriate when observable transactions cause the equity method to be triggered or discontinued. ASU 2020-01 also provides that certain forward contracts and purchased options to acquire equity securities will be measured under ASC 321 without an assessment of subsequent accounting upon settlement or exercise. The adoption of ASU 2020-01 did not have a material impact on the consolidated financial statements.

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

FASB ASC Topic 848 “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting” Update No. 2020-04. In March 2020, the FASB issued ASU 2020-04, which is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

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

Acquisition Expense

Acquisition related costs of $0.4 million and $0.8 million are included in acquisition expenses in the accompanying consolidated statements of income for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, these costs are related to the acquisition of Cheaha Financial Group, Inc. which was completed on April 1, 2021. See Note 12. Subsequent Events for further acquisition details. For the three months ended March 31, 2020, these costs include system conversion and integrating operations charges, as well as legal and consulting expenses primarily related to the acquisition of two branches from PlainsCapital.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 (in thousands, except share data).

	Three months ended March 31,
	2021	2020
Earnings per common share - basic
Net income	$5,360	$608
Less: income allocated to participating securities	(20)	(3)
Net income allocated to common shareholders	5,340	605
Weighted-average basic shares outstanding	10,509,468	11,143,078
Basic earnings per common share	$0.51	$0.05

Earnings per common share - diluted
Net income allocated to common shareholders	$5,340	$605
Weighted-average basic shares outstanding	10,509,468	11,143,078
Dilutive effect of securities	57,705	68,265
Total weighted average diluted shares outstanding	10,567,173	11,211,343
Diluted earnings per common share	$0.51	$0.05

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended March 31,
	2021	2020
Stock options	—	3,782
Restricted stock awards	209	295
Restricted stock units	8,242	64,780

NOTE 4. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
March 31, 2021
Obligations of U.S. government agencies and corporations	$38,230	$160	$(54)	$38,336
Obligations of state and political subdivisions	22,094	712	(95)	22,711
Corporate bonds	29,206	433	(131)	29,508
Residential mortgage-backed securities	138,163	1,955	(752)	139,366
Commercial mortgage-backed securities	71,617	647	(752)	71,512
Total	$299,310	$3,907	$(1,784)	$301,433

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2020
Obligations of U.S. government agencies and corporations	$36,648	$201	$(28)	$36,821
Obligations of state and political subdivisions	21,650	490	(3)	22,137
Corporate bonds	27,583	348	(223)	27,708
Residential mortgage-backed securities	119,934	2,675	(11)	122,598
Commercial mortgage-backed securities	58,098	1,202	(154)	59,146
Total	$263,913	$4,916	$(419)	$268,410

Proceeds from sales of investment securities AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended March 31,
	2021	2020
Proceeds from sale	$17,123	$16,572
Gross gains	$602	$182
Gross losses	$(2)	$(10)

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
March 31, 2021
Obligations of state and political subdivisions	$8,106	$217	$—	$8,323
Residential mortgage-backed securities	3,860	158	—	4,018
Total	$11,966	$375	$—	$12,341

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2020
Obligations of state and political subdivisions	$8,225	$12	$—	$8,237
Residential mortgage-backed securities	4,209	203	—	4,412
Total	$12,434	$215	$—	$12,649

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of March 31, 2021 or December 31, 2020.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The number of AFS securities, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands). There were no HTM securities in a continuous loss position as of March 31, 2021 or December 31, 2020.

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2021
Obligations of U.S. government agencies and corporations	10	$6,658	$(47)	$5,754	$(7)	$12,412	$(54)
Obligations of state and political subdivisions	5	2,726	(95)	—	—	2,726	(95)
Corporate bonds	15	3,921	(114)	1,983	(17)	5,904	(131)
Residential mortgage-backed securities	40	56,937	(752)	—	—	56,937	(752)
Commercial mortgage-backed securities	53	20,922	(624)	13,140	(128)	34,062	(752)
Total	123	$91,164	$(1,632)	$20,877	$(152)	$112,041	$(1,784)

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2020
Obligations of U.S. government agencies and corporations	12	$9,080	$(19)	$4,043	$(9)	$13,123	$(28)
Obligations of state and political subdivisions	4	505	(3)	204	—	709	(3)
Corporate bonds	22	6,970	(133)	2,559	(90)	9,529	(223)
Residential mortgage-backed securities	6	11,070	(11)	—	—	11,070	(11)
Commercial mortgage-backed securities	26	6,921	(57)	7,965	(97)	14,886	(154)
Total	70	$34,546	$(223)	$14,771	$(196)	$49,317	$(419)

Unrealized losses are generally due to changes in interest rates. Beginning in the first quarter of 2020, the COVID-19 pandemic has led to ongoing disruption and volatility in the capital markets, causing fluctuations of fair values across asset classes. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. Due to the nature of the investment, current market prices, and the current interest rate environment, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2021 or December 31, 2020.

The amortized cost and approximate fair value of debt securities, by contractual maturity (including mortgage-backed securities), are shown below as of the dates presented (dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
March 31, 2021
Due within one year	$1,493	$1,503	$830	$851
Due after one year through five years	14,095	14,291	2,745	2,845
Due after five years through ten years	65,135	65,986	4,531	4,626
Due after ten years	218,587	219,653	3,860	4,019
Total debt securities	$299,310	$301,433	$11,966	$12,341

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
December 31, 2020
Due within one year	$1,669	$1,691	$830	$832
Due after one year through five years	12,937	13,014	2,745	2,751
Due after five years through ten years	64,159	64,865	4,650	4,654
Due after ten years	185,148	188,840	4,209	4,412
Total debt securities	$263,913	$268,410	$12,434	$12,649

At March 31, 2021, securities with a carrying value of $101.0 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $84.6 million in pledged securities at December 31, 2020.

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	March 31, 2021	December 31, 2020
Construction and development	$190,816	$206,011
1-4 Family	341,266	339,525
Multifamily	60,844	60,724
Farmland	24,145	26,547
Commercial real estate	829,880	812,395
Total mortgage loans on real estate	1,446,951	1,445,202
Commercial and industrial	380,534	394,497
Consumer	18,485	20,619
Total loans	$1,845,970	$1,860,318

Unamortized premiums and discounts on loans, included in the total loans balances above, were $1.6 million and $1.8 million at March 31, 2021 and  December 31, 2020, respectively, and unearned income, or deferred fees, on loans was $4.1 million and $3.2 million at March 31, 2021 and  December 31, 2020, respectively.

In the second quarter of 2020, the Bank began participating as a lender in the Small Business Administration’s (“SBA”) and U.S. Department of Treasury’s Paycheck Protection Program (“PPP”) as established by the CARES Act and enhanced by the Paycheck Protection Program and Health Care Enhancement Act and the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The PPP was established to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% with deferred payments, and if originated before June 5, 2020, mature two years from origination, or if made on or after June 5, 2020, five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount. In July 2020, the CARES Act was amended to extend the SBA’s authority to make commitments under the PPP, which had previously expired on June 30, 2020. The PPP resumed taking applications on July 6, 2020, and the new deadline to apply for a PPP loan ended on August 8, 2020. On December 27, 2020, the CAA, a $900 billion aid package, was enacted that renewed the PPP and allocated additional funding for new first time PPP loans under the original PPP and also authorized second draw PPP loans for certain eligible borrowers that had previously received a PPP loan. The SBA began accepting applications on the next round of the PPP in January 2021, and the application period was extended from  March 31, 2021 to May 31, 2021, subject to the availability of funds. Congress passed the American Rescue Plan Act of 2021, an additional $1.9 trillion stimulus package, including additional funding for the PPP, in March 2021. At March 31, 2021 and  December 31, 2020 the Company’s loan portfolio included PPP loans with balances of $106.6 million and $94.5 million, respectively, all of which are included in commercial and industrial loans.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below provides an analysis of the aging of loans as of the dates presented (dollars in thousands).

	March 31, 2021
	Accruing
		30-59 Days	60-89 Days	90 Days or More		Total Past Due	Acquired
	Current	Past Due	Past Due	Past Due	Nonaccrual	& Nonaccrual	Impaired Loans	Total Loans
Construction and development	$190,249	$50	$—	$—	$517	$567	$—	$190,816
1-4 Family	338,679	1,186	89	61	876	2,212	375	341,266
Multifamily	60,844	—	—	—	—	—	—	60,844
Farmland	22,141	—	—	—	303	303	1,701	24,145
Commercial real estate	826,077	79	—	40	3,150	3,269	534	829,880
Total mortgage loans on real estate	1,437,990	1,315	89	101	4,846	6,351	2,610	1,446,951
Commercial and industrial	373,092	77	20	1,604	5,741	7,442	—	380,534
Consumer	18,074	67	14	—	293	374	37	18,485
Total loans	$1,829,156	$1,459	$123	$1,705	$10,880	$14,167	$2,647	$1,845,970

	December 31, 2020
	Accruing
		30-59 Days	60-89 Days	90 Days or More		Total Past Due	Acquired
	Current	Past Due	Past Due	Past Due	Nonaccrual	& Nonaccrual	Impaired Loans	Total Loans
Construction and development	$205,002	$488	$—	$—	$521	$1,009	$—	$206,011
1-4 Family	335,710	1,085	734	—	1,615	3,434	381	339,525
Multifamily	60,724	—	—	—	—	—	—	60,724
Farmland	24,333	297	—	216	—	513	1,701	26,547
Commercial real estate	807,243	1,472	118	—	1,771	3,361	1,791	812,395
Total mortgage loans on real estate	1,433,012	3,342	852	216	3,907	8,317	3,873	1,445,202
Commercial and industrial	386,607	359	273	105	6,907	7,644	246	394,497
Consumer	20,135	79	21	—	346	446	38	20,619
Total loans	$1,839,754	$3,780	$1,146	$321	$11,160	$16,407	$4,157	$1,860,318

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, the borrower’s debt service capacity is considered through the analysis of current financial information, if available, and/or current information with regard to the collateral position. Regulatory provisions would typically require the placement of a loan on nonaccrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

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

Loans Acquired with Deteriorated Credit Quality

The Company accounts for certain loans acquired as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments. The acquired impaired loans had no accretable yield recorded for the three months ended March 31, 2021 and 2020.

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

The table below presents the Company’s loan portfolio by category and credit quality indicator as of the dates presented (dollars in thousands).

	March 31, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total
Construction and development	$189,087	$1,212	$517	$—	$190,816
1-4 Family	339,250	—	2,016	—	341,266
Multifamily	60,203	—	641	—	60,844
Farmland	22,141	—	2,004	—	24,145
Commercial real estate	814,704	4,978	10,198	—	829,880
Total mortgage loans on real estate	1,425,385	6,190	15,376	—	1,446,951
Commercial and industrial	355,582	2,259	22,046	647	380,534
Consumer	18,155	—	330	—	18,485
Total loans	$1,799,122	$8,449	$37,752	$647	$1,845,970

	December 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
Construction and development	$198,139	$7,352	$520	$—	$206,011
1-4 Family	337,829	—	1,696	—	339,525
Multifamily	60,724	—	—	—	60,724
Farmland	24,846	—	1,701	—	26,547
Commercial real estate	801,244	4,729	6,422	—	812,395
Total mortgage loans on real estate	1,422,782	12,081	10,339	—	1,445,202
Commercial and industrial	379,451	4,794	9,343	909	394,497
Consumer	20,235	—	384	—	20,619
Total loans	$1,822,468	$16,875	$20,066	$909	$1,860,318

The Company had no loans that were classified as loss at March 31, 2021 or December 31, 2020.

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $50.3 million and $53.5 million at March 31, 2021 and  December 31, 2020, respectively. The unpaid principal balance of these loans was approximately$137.8 million and $154.0 million at March 31, 2021 and  December 31, 2020, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as companies in which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $94.7 million and $96.4 million as of March 31, 2021 and  December 31, 2020, respectively.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	March 31, 2021	December 31, 2020
Balance, beginning of period	$96,390	$98,093
New loans	3,545	12,443
Repayments and changes in relationship	(5,211)	(14,146)
Balance, end of period	$94,724	$96,390

Allowance for Loan Losses

The table below shows a summary of the activity in the allowance for loan losses for the three months ended March 31, 2021 and 2020 (dollars in thousands).

	Three months ended March 31,
	2021	2020
Balance, beginning of period	$20,363	$10,700
Provision for loan losses	400	3,760
Loans charged off	(405)	(262)
Recoveries	65	35
Balance, end of period	$20,423	$14,233

The following tables outline the activity in the allowance for loan losses by collateral type for the three months ended March 31, 2021 and 2020, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of  March 31, 2021 and 2020 (dollars in thousands).

	Three months ended March 31, 2021
	Construction &				Commercial	Commercial &
	Development	Farmland	1-4 Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,375	$435	$3,370	$589	$8,496	$4,558	$540	$20,363
Provision	(140)	(40)	127	107	547	(122)	(79)	400
Charge-offs	—	—	(134)	—	—	(215)	(56)	(405)
Recoveries	10	—	6	—	2	5	42	65
Ending balance	$2,245	$395	$3,369	$696	$9,045	$4,226	$447	$20,423
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	175	81	103	359
Ending allowance balance for loans acquired with deteriorated credit quality	—	210	—	—	—	—	—	210
Ending allowance balance for loans collectively evaluated for impairment	2,245	185	3,369	696	8,870	4,145	344	19,854
Loans receivable:
Balance of loans individually evaluated for impairment	774	302	1,532	—	6,654	8,159	298	17,719
Balance of loans acquired with deteriorated credit quality	—	1,701	375	—	534	—	37	2,647
Balance of loans collectively evaluated for impairment	190,042	22,142	339,359	60,844	822,692	372,375	18,150	1,825,604
Total period-end balance	$190,816	$24,145	$341,266	$60,844	$829,880	$380,534	$18,485	$1,845,970

	Three months ended March 31, 2020
	Construction &				Commercial	Commercial &
	Development	Farmland	1-4 Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,201	$101	$1,490	$387	$4,424	$2,609	$488	$10,700
Provision	340	62	1,003	(36)	1,439	683	269	3,760
Charge-offs	—	—	(160)	—	—	(7)	(95)	(262)
Recoveries	13	—	4	—	—	2	16	35
Ending balance	$1,554	$163	$2,337	$351	$5,863	$3,287	$678	$14,233
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	13	175	188
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	1,554	163	2,337	351	5,863	3,274	503	14,045
Loans receivable:
Balance of loans individually evaluated for impairment	1,097	—	1,763	—	47	155	512	3,574
Balance of loans acquired with deteriorated credit quality	—	2,264	405	—	1,564	1,042	38	5,313
Balance of loans collectively evaluated for impairment	190,500	27,109	326,562	61,709	774,743	312,653	27,631	1,720,907
Total period-end balance	$191,597	$29,373	$328,730	$61,709	$776,354	$313,850	$28,181	$1,729,794

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

	March 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$774	$782	$—
1-4 Family	1,532	1,588	—
Farmland	302	302	—
Commercial real estate	5,341	5,410	—
Total mortgage loans on real estate	7,949	8,082	—
Commercial and industrial	8,074	9,325	—
Consumer	127	145	—
Total	16,150	17,552	—

With related allowance recorded:
Commercial real estate	1,313	1,344	175
Total mortgage loans on real estate	1,313	1,344	175
Commercial and industrial	85	85	81
Consumer	171	212	103
Total	1,569	1,641	359

Total loans:
Construction and development	774	782	—
1-4 Family	1,532	1,588	—
Farmland	302	302	—
Commercial real estate	6,654	6,754	175
Total mortgage loans on real estate	9,262	9,426	175
Commercial and industrial	8,159	9,410	81
Consumer	298	357	103
Total	$17,719	$19,193	$359

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$782	$800	$—
1-4 Family	2,280	2,353	—
Commercial real estate	6,666	6,721	—
Total mortgage loans on real estate	9,728	9,874	—
Commercial and industrial	8,841	9,953	—
Consumer	126	143	—
Total	18,695	19,970	—

With related allowance recorded:
Commercial and industrial	261	260	80
Consumer	221	265	130
Total	482	525	210

Total loans:
Construction and development	782	800	—
1-4 Family	2,280	2,353	—
Commercial real estate	6,666	6,721	—
Total mortgage loans on real estate	9,728	9,874	—
Commercial and industrial	9,102	10,213	80
Consumer	347	408	130
Total	$19,177	$20,495	$210

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

	Three months ended March 31,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$777	$5	$528	$2
1-4 Family	1,541	9	1,754	2
Farmland	244	—	—	—
Commercial real estate	5,370	46	47	—
Total mortgage loans on real estate	7,932	60	2,329	4
Commercial and industrial	8,067	42	109	1
Consumer	120	—	185	1
Total	16,119	102	2,623	6

With related allowance recorded:
Commercial real estate	1,326	—	—	—
Total mortgage loans on real estate	1,326	—	—	—
Commercial and industrial	202	—	13	—
Consumer	177	—	312	1
Total	1,705	—	325	1

Total loans:
Construction and development	777	5	528	2
1-4 Family	1,541	9	1,754	2
Farmland	244	—	—	—
Commercial real estate	6,696	46	47	—
Total mortgage loans on real estate	9,258	60	2,329	4
Commercial and industrial	8,269	42	122	1
Consumer	297	—	497	2
Total	$17,824	$102	$2,948	$7

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Loans classified as TDRs, consisting of 33 credits, totaled $13.8 million at  March 31, 2021, compared to 34 credits totaling $14.7 million at  December 31, 2020. At  March 31, 2021, twelve of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, nine restructured loans were considered TDRs due to principal payment forbearance paying interest only for a specified period of time, seven of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, four of the restructured loans were considered TDRs due to principal and interest payment forbearance, and one restructured loan was considered a TDR due to a reduction in principal payments on a modified payment schedule.

As of March 31, 2021, one $1.3 million commercial real estate TDR was in default of its modified terms and is included in nonaccrual loans. At December 31, 2020, none of the TDRs were in default of their modified terms and included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.

There was one loan modified under TDR during the previous twelve month period that subsequently defaulted during the three months ended March 31, 2021. No TDRs defaulted on their modified terms during the three months ended March 31, 2020.

At March 31, 2021 and  December 31, 2020, there were no available balances on loans classified as TDRs that the Company was committed to lend.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

Activity within the balances in accumulated other comprehensive income (loss) is shown in the tables below (dollars in thousands).

	Three months ended March 31,
	2021			2020
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain (loss), available for sale, net	$7,493	$(1,401)	$6,092	$3,476	$562	$4,038
Reclassification of realized gain, net	(3,939)	(474)	(4,413)	(2,131)	(136)	(2,267)
Unrealized loss, transfer from available for sale to held to maturity, net	3	—	3	4	—	4
Change in fair value of interest rate swap designated as a cash flow hedge, net	(1,752)	6,065	4,313	542	(2,511)	(1,969)
Accumulated other comprehensive income (loss)	$1,805	$4,190	$5,995	$1,891	$(2,085)	$(194)

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its liability management, the Company utilizes pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 9.4 years. At  March 31, 2021 and December 31, 2020, the Company had interest rate swap agreements with a total notional amount of $80.0 million and forward starting interest rate swap agreements with a total notional amount of $140.0 million, all of which were designated as cash flow hedges. The interest rate swaps were determined to be fully effective during the periods presented, and therefore no amount of ineffectiveness has been included in net income. The derivative contracts are between the Company and a single counterparty. To mitigate credit risk, securities are pledged to the Company by the counterparty in an amount greater than or equal to the gain position of the derivative contracts. Conversely, securities are pledged to the counterparty by the Company in an amount greater than or equal to the loss position of the derivative contracts, if applicable.

For the three months ended March 31, 2021, a gain of $6.1 million, net of a $1.6 million tax expense, has been recognized in “Other comprehensive income (loss)” in the accompanying consolidated statements of comprehensive income (loss) for the change in fair value of the interest rate swaps compared to a loss of $2.5 million, net of a $0.7 million tax benefit, recognized for the three months ended March 31, 2020.

The fair value of the swap contracts consisted of gross assets of $7.0 million and gross liabilities of $1.5 million, netting to a fair value of $5.5 million recorded in “Other assets” in the accompanying consolidated balance sheet at March 31, 2021. The fair value of the swap contracts consisted of gross liabilities of $2.8 million and gross assets $0.6 million, netting to a fair value of $2.2 million recorded in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheet at December 31, 2020. The accumulated gain of $4.3 million included in “Accumulated other comprehensive income” in the accompanying consolidated balance sheet as of March 31, 2021 would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contracts.

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”). The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the three months ended March 31, 2021 and 2020.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data, management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted. At March 31, 2021, all of our level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2021
Assets:
Obligations of U.S. government agencies and corporations	$38,336	$—	$38,336	$—
Obligations of state and political subdivisions	22,711	—	4,762	17,949
Corporate bonds	29,508	—	29,508	—
Residential mortgage-backed securities	139,366	—	139,366	—
Commercial mortgage-backed securities	71,512	—	71,512	—
Equity securities	1,800	1,800	—	—
Derivative financial instruments	5,461	—	5,461	—
Total assets	$308,694	$1,800	$288,945	$17,949

December 31, 2020
Assets:
Obligations of U.S. government agencies and corporations	$36,821	$—	$36,821	$—
Obligations of state and political subdivisions	22,137	—	3,621	18,516
Corporate bonds	27,708	—	27,708	—
Residential mortgage-backed securities	122,598	—	122,598	—
Commercial mortgage-backed securities	59,146	—	59,146	—
Equity securities	1,670	1,670	—	—
Total assets	$270,080	$1,670	$249,894	$18,516
Liabilities:
Derivative financial instruments	$2,216	$—	$2,216	$—

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the three months ended March 31, 2021 and 2020 (dollars in thousands).

Obligations of State and
Political Subdivisions
Balance at December 31, 2020	$18,516
Realized gains (losses) included in earnings	—
Unrealized losses included in other comprehensive income (loss)	(567)
Purchases	—
Sales	—
Maturities, prepayments, and calls	—
Transfers into level 3	—
Transfers out of level 3	—
Balance at March 31, 2021	$17,949

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Obligations of State and
Political Subdivisions
Balance at December 31, 2019	$19,375
Realized gains (losses) included in earnings	—
Unrealized losses included in other comprehensive income (loss)	(2,502)
Purchases	—
Sales	—
Maturities, prepayments, and calls	—
Transfers into level 3	—
Transfers out of level 3	—
Balance at March 31, 2020	$16,873

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at March 31, 2021 and  December 31, 2020. For the three months ended March 31, 2021 and 2020, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at March 31, 2021 or December 31, 2020 (dollars in thousands):

	Estimated
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts
March 31, 2021
Obligations of State and Political Subdivisions	$17,949	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond Appraisal Adjustment(1)	0%

December 31, 2020
Obligations of State and Political Subdivisions	$18,516	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond Appraisal Adjustment(1)	0% - 0.4%

(1) Fair values determined through valuation analysis using coupon, yield (discount margin), liquidity and expected repayment dates.

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at March 31, 2021 or December 31, 2020 (dollars in thousands).

	Estimated				Weighted Average
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Discount
March 31, 2021
Impaired loans	$1,146	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	5% - 13%	13%

December 31, 2020
Impaired loans	$259	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	2% - 100%	34%
Other real estate owned	635	Underlying collateral value, Third party appraisals	Collateral discounts and discount rates	4%	4%

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	March 31, 2021
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$99,370	$99,370	$99,370	$—	$—
Federal funds sold	97	97	97	—	—
Investment securities	313,399	313,774	—	287,502	26,272
Equity securities	16,763	16,763	1,800	14,963	—
Loans, net of allowance	1,825,547	1,848,567	—	1,848,567	—
Derivative financial instruments	5,461	5,461	—	5,461	—

Financial liabilities:
Deposits, noninterest-bearing	$515,487	$515,487	$—	$515,487	$—
Deposits, interest-bearing	1,494,393	1,520,587	—	—	1,520,587
FHLB short-term advances and repurchase agreements	8,274	8,274	—	8,274	—
FHLB long-term advances	78,500	78,353	—	—	78,353
Junior subordinated debt	5,962	2,556	—	—	2,556
Subordinated debt	43,600	39,937	—	39,937	—

	December 31, 2020
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$35,368	$35,368	$35,368	$—	$—
Investment securities	280,844	281,059	—	254,306	26,753
Equity securities	16,599	16,599	1,670	14,929	—
Loans, net of allowance	1,839,955	1,861,971	—	—	1,861,971

Financial liabilities:
Deposits, noninterest-bearing	$448,230	$448,230	$—	$448,230	$—
Deposits, interest-bearing	1,439,594	1,504,644	—	—	1,504,644
FHLB short-term advances and repurchase agreements	47,653	47,653	—	47,653	—
FHLB long-term advances	78,500	82,101	—	—	82,101
Junior subordinated debt	5,949	5,299	—	—	5,299
Subordinated debt	43,600	42,336	—	42,336	—
Derivative financial instruments	2,216	2,216	—	2,216	—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. INCOME TAXES

The expense for income taxes and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended March 31,
	2021	2020
Income tax expense	$1,430	$149
Effective tax rate	21.1%	19.7%

For the three month period ended March 31, 2021, the effective tax rate differs from the statutory tax rate of 21% primarily due to an increase in state taxes and the impact of share-based compensation. For the three month period ended March 31, 2020, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $0.3 million and $0.2 million at March 31, 2021 and  December 31, 2020, respectively.

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

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	March 31, 2021	December 31, 2020
Commitments to extend credit
Loan commitments	$290,043	$266,039
Standby letters of credit	14,412	14,420

Additionally, at March 31, 2021, the Company had unfunded commitments of $1.0 million for its investment in Small Business Investment Company qualified funds.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11. LEASES

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

Quantitative information regarding the Company’s operating leases is presented below as of and for the three months ended March 31, 2021 and 2020 (dollars in thousands).

	March 31,
	2021	2020
Total operating lease cost	$152	$133
Weighted-average remaining lease term (in years)	8.4	9.2
Weighted-average discount rate	2.8%	2.8%

At  March 31, 2021, the Company’s lease ROU assets and related lease liabilities were $3.7 million and $3.8 million, respectively, and have remaining terms ranging from 3 to 11 years, including extension options if the Company is reasonably certain they will be exercised.

Future minimum lease payments due under non-cancelable operating leases at March 31, 2021 are presented below (dollars in thousands).

2021	$447
2022	598
2023	595
2024	515
2025	476
Thereafter	1,691
Total	$4,322

At March 31, 2021, the Company had not entered into any material leases that have not yet commenced.

On May 29, 2020, the Bank purchased the first floor of its corporate headquarters building, which is currently occupied by multiple tenants. The Bank assumed the existing leases, all of which are operating leases. The Bank, as lessor, recognized rental income of $79,000 for the three months ended March 31, 2021.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12. SUBSEQUENT EVENTS

On April 1, 2021, the Company completed the previously announced acquisition of Cheaha Financial Group, Inc. (“Cheaha”) in Oxford, Alabama. The acquisition was completed pursuant to the terms of the Agreement and Plan of Reorganization (the “Reorganization Agreement”), dated January 21, 2021, by and among the Company, Cheaha, the Bank, and High Point Acquisition, Inc., a Louisiana corporation and wholly-owned subsidiary of the Company.

Under the terms of the Reorganization Agreement, each of the issued and outstanding shares of Cheaha common stock was converted into and represented the right to receive $80.00 in cash from the Company. In the aggregate, Cheaha’s shareholders received approximately $41.1 million in cash consideration as a result of the merger. As of March 31, 2021, Cheaha had approximately $238 million in assets, $120 million in net loans, and $206 million in total deposits.

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

•

the risk of holding PPP loans at unfavorable rates and on terms that are less favorable than other types of loans, and the Company’s ability to pursue available remedies in the event of a loan default of PPP loans under the Paycheck Protection Program;

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

•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;

•	our dependence on our management team, and our ability to attract and retain qualified personnel;

•	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers;

•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;

•	the concentration of our business within our geographic areas of operation in Louisiana, Texas and Alabama;

•	concentration of credit exposure;

•	any deterioration in asset quality and higher loan charge-offs, and the time and effort necessary to resolve problem assets;

•	a reduction in liquidity, including as a result of a reduction in the amount of deposits we hold or other sources of liquidity;
•	ongoing disruptions in the oil and gas industry due to the significant fluctuations in the price of oil;
•	impairment of our goodwill and other intangible assets;

•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;

•	difficulties in identifying attractive acquisition opportunities and strategic partners that will complement our relationship banking approach;

•

our ability to complete future acquisitions and efficiently integrate completed acquisitions into our operations, meet the regulatory requirements related to such acquisitions, retain the customers of acquired businesses and grow the acquired operations;

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

•

hurricanes, tropical storms and tropical depressions, floods, winter storms, other natural disasters and adverse weather; oil spills and other man-made disasters that have affected and may affect in the future the Company’s market areas; acts of terrorism, an outbreak of hostilities or other international or domestic calamities, acts of God and other matters beyond our control; and

•	other circumstances, many of which are beyond our control.

These factors should not be construed as exhaustive. Additional information on these and other risk factors can be found in Item 1A. “Risk Factors” and Item 7. “Special Note Regarding Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC and in Part II Item 1A. “Risk Factors” of this report.

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

Overview

This section presents management’s perspective on the consolidated financial condition and results of operations of the Company and its wholly-owned subsidiary, Investar Bank, National Association (the “Bank”). The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included herein, and the audited consolidated financial statements for the year ended December 31, 2020, including the notes thereto, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K that the Company filed with the SEC on March 10, 2021.

Through our wholly-owned subsidiary, the Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses in our primary areas of operation in south Louisiana including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding metropolitan areas, in southeast Texas, including Houston and its surrounding metropolitan areas, and Alice and Victoria, Texas, in west Alabama, including York and its surrounding area, and, as of April 1, 2021, east Alabama, including Oxford and its surrounding area. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter and its name changed to Investar Bank, National Association. Our strategy includes organic growth through high quality loans, new branches, and growth through acquisitions. We have completed seven whole-bank acquisitions since 2011 and regularly review acquisition opportunities. We currently operate 23 full service branches in Louisiana, after the closure of one branch on April 30, 2021, five full service branches in Texas, and six full service branches in Alabama.

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

Certain Events That Affect Year-over-Year Comparability

Acquisitions. On February 21, 2020, the Bank completed the acquisition and assumption of certain assets, deposits and other liabilities associated with the Alice and Victoria, Texas locations of PlainsCapital Bank, a wholly-owned subsidiary of Hilltop Holdings Inc. The Bank acquired approximately $45.3 million in loans and $37.0 million in deposits. In addition, the Bank acquired substantially all the fixed assets at the branch locations and assumed the leases for the branch facilities. The Company recorded a core deposit intangible and goodwill of $0.2 million and $0.5 million, respectively, related to the acquisition.

De Novo Branches. We opened a new branch in Lake Charles, Louisiana in July 2020 and a new branch in New Orleans, Louisiana in November 2020. We also closed a branch location in Zachary, Louisiana in October 2020. We do not expect to open de novo branches in 2021.

COVID-19 Pandemic. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. The global COVID-19 pandemic and the public health response to minimize its impact have had severe adverse and disruptive effects on economic, financial market and oil market conditions beginning in the latter part of the first quarter of 2020, and continuing through the first quarter of 2021 and beyond. Beginning in the first quarter of 2020, government responses to the pandemic included mandated closures of businesses not deemed essential, restrictions on other businesses, and stay-at-home orders or recommendations, along with crowd restrictions, which caused steep increases in unemployment and decreases in consumer and business spending. Government authorities in our markets began allowing the re-opening of businesses and easing other restrictions in the second quarter of 2020; however, the country, including areas in which we do business, experienced multiple periods of resurgences of new cases in both the third and fourth quarters of 2020. Authorities reacted to these resurgences by extending or re-imposing some restrictions. In the first quarter of 2021, though certain regions of the U.S. have faced increased rates of COVID-19 infections, overall our market areas have experienced a decrease in the number of cases compared to the resurgence experienced during the winter months. In response, governmental authorities in our market areas have continued to relax or completely repeal certain restrictions. The extent to which our operations and financial performance will be impacted by the pandemic during the remainder of 2021 will depend in part on future developments, including the long-term efficacy, global availability and acceptance of the vaccines, as well as the effects of governmental stimulus legislation and other actions taken in response to the pandemic.

Legislative and Regulatory Developments. In a measure aimed at lessening the economic impact of COVID-19, the Federal Reserve reduced the federal funds rate to 0 to 0.25% on March 16, 2020. This action by the Federal Reserve followed a prior reduction of the targeted federal funds rates to a range of 1.0% to 1.25% on March 3, 2020. On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the largest economic stimulus package in the nation’s history, which included the Small Business Administration’s (“SBA”) and U.S. Department of Treasury’s Paycheck Protection Program (“PPP”), discussed further below, in an effort to lessen the impact of COVID-19 on consumers and businesses. As funds available under the PPP were quickly depleted, on April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was signed into law, which, among other things, increased amounts available under the PPP. On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”) was enacted, which among other things, provided expanded relief under the PPP. On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was enacted providing an additional $900 billion in aid to individuals and businesses, which among other things, provided additional funding for the PPP and allowed businesses meeting certain requirements to obtain a second PPP loan. Congress passed the American Rescue Plan Act of 2021 (“Rescue Act”), an additional $1.9 trillion stimulus package, including additional funding for the PPP, in March 2021.

Paycheck Protection Program. Beginning in the second quarter of 2020, the Bank has participated as a lender in the PPP as established by the Flexibility Act. The PPP was established to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% and payments are deferred until the date on which the amount of loan forgiveness is remitted to the lender by the SBA, the forgiveness application is otherwise denied, or if no forgiveness application is filed 10 months after the end of the borrower’s covered period. PPP loans made prior to June 5, 2020 mature two years from origination, or if made on or after June 5, 2020, five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount. The original PPP program ceased taking applications on August 8, 2020. On December 27, 2020, the CAA was enacted that renewed the PPP and allocated additional funding for both new first time PPP loans under the original PPP and also authorized second draw PPP loans for certain eligible borrowers that had previously received a PPP loan. The SBA began accepting applications on the next round of PPP in January 2021, and the application period was extended to May 31, 2021, subject to the availability of funds. The Rescue Act, enacted in March 2021, also provided additional funding for the PPP. At March 31, 2021 and December 31, 2020, our loan portfolio included PPP loans with balances of $106.6 million and $94.5 million, respectively, all of which are included in commercial and industrial loans.

Guidance on Treatment of Pandemic-related Loan Modifications Pursuant to the CARES Act and Interagency Statement. Section 4013 of the CARES Act provides that, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates (the “applicable period”), we may elect to suspend GAAP for loan modifications related to the pandemic that would otherwise be categorized as troubled debt restructurings (“TDRs”) and suspend any determination of a loan modified as a result of the effects of the pandemic as being a TDR, including impairment for accounting purposes. The suspension is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The suspension is not applicable to any adverse impact on the credit of a borrower that is not related to the pandemic. The CAA extended the applicable period to the earlier of January 1, 2022 or 60 days after the national emergency termination date.

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

Impact on our Operations. As discussed above, within the states in which we operate, beginning in the first quarter of 2020, many jurisdictions declared health emergencies and executed stay-at-home orders and closed non-essential businesses which impacted our operations as well as the operations of our customers. Though authorities began phasing out certain restrictions in the summer of 2020, resurgences in the number of COVID-19 cases in the second and third quarters of 2020 resulted in the extension and, in some instances, the re-imposition of certain restrictions. For example, Louisiana, where most of our operations are currently located, had entered Phase 3, which eased previous restrictions, in the third quarter of 2020. However, the state subsequently experienced several resurgences in the number of cases in the fall and winter of 2020, which prompted the issuance of an order reverting back to a modified Phase 2 as of November 25, 2020, which was extended through March 2, 2021, when Louisiana re-entered Phase 3. Under Phase 3, generally speaking, places of public amusement are closed, only bars in qualifying parishes may open with stringent restrictions (except for takeout), most other nonessential businesses are restricted to 75% capacity, crowd sizes are limited to 250 people or 50% capacity for indoor gatherings, face coverings are mandatory and all individuals with a higher risk of severe illness from COVID-19 are urged to stay at home. On April 27, 2021, the Louisiana governor announced the termination of the statewide mask mandate (with some exceptions for schools, healthcare facilities, and governmental buildings) and the lifting of certain COVID-19 restrictions on bars, restaurants and other venues. Additionally, effective March 10, 2021, the Texas governor issued an order lifting the state’s mask mandate and rescinding most of its restrictions related to COVID-19.

Financial services have been identified as a Critical Infrastructure Sector by the Department of Homeland Security, and therefore, our business remains open. We continue to service our consumer and business customers from our 34 branch locations and through drive-thrus, ATMs, internet banking, mobile application and telephone.

Impact on our financial results. As discussed in further detail below and in our Annual Report on Form 10-K for the year ended December 31, 2020, net income for 2020 decreased compared to 2019, largely due to our increased provision for loan losses during 2020 as a result of the impacts of the pandemic; however, we had record quarterly net income for the first quarter of 2021 as market conditions improved and our cost of funds decreased.

Discussion and Analysis of Financial Condition

For the three months ended March 31, 2021, net income was $5.4 million, or $0.51 per basic and diluted common share, compared to net income of $0.6 million, or $0.05 per basic and diluted common share for the three months ended March 31, 2020. Net income increased primarily due to the lower provision for loan losses, as we recorded a $3.8 million provision in the first quarter of 2020 in response to the changing economic environment amidst the COVID-19 pandemic, compared to a $0.4 million provision in the first quarter of 2021. Net income also increased due to an increase in our net interest income resulting from a significant decrease in our costs of deposits, driven by a reduction in the federal funds target rate. Improvement in our earnings per share resulted from the increase in net income and also from a decrease in our weighted-average shares outstanding due to our stock repurchase activity under our stock repurchase program. For the three months ended March 31, 2021, our net interest margin was 3.64%, return on average assets was 0.92%, and return on average equity was 8.79%. At March 31, 2021, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations.

Loans

General. Loans constitute our most significant asset, comprising 77% and 80% of our total assets at March 31, 2021 and December 31, 2020, respectively. Total loans decreased $14.3 million, or 0.8%, to $1.85 billion at March 31, 2021 compared to $1.86 billion at December 31, 2020.

Beginning in the second quarter of 2020, the Bank has participated as a lender in the PPP as established by the CARES Act. At March 31, 2021, the balance, net of repayments, of the Bank’s PPP loans originated was $106.6 million, compared to $94.5 million at December 31, 2020, and is included in the commercial and industrial loan portfolio. Eighty-five percent of the total number of PPP loans we have originated have principal balances of $150,000 or less. Excluding PPP loans, total loans decreased $26.5 million, or 1.5%, at March 31, 2021 compared to December 31, 2020. At March 31, 2021, approximately 31% of the total balance of PPP loans originated have been forgiven by the SBA or paid off by the customer.

The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands).

	March 31, 2021		December 31, 2020
		Percentage of		Percentage of
	Amount	Total Loans	Amount	Total Loans
Construction and development	$190,816	10.3%	$206,011	11.1%
1-4 Family	341,266	18.5	339,525	18.2
Multifamily	60,844	3.3	60,724	3.3
Farmland	24,145	1.3	26,547	1.4
Commercial real estate
Owner-occupied	399,393	21.7	375,421	20.2
Nonowner-occupied	430,487	23.3	436,974	23.5
Total mortgage loans on real estate	1,446,951	78.4	1,445,202	77.7
Commercial and industrial	380,534	20.6	394,497	21.2
Consumer	18,485	1.0	20,619	1.1
Total loans	$1,845,970	100.0%	$1,860,318	100.0%

At March 31, 2021, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $779.9 million, an increase of $10.0 million, or 1.3%, compared to $769.9 million at December 31, 2020. The increase in the business lending portfolio was driven by the growth in the owner-occupied commercial real estate portfolio and the origination of PPP loans, which are included in the commercial and industrial loans.

Consumer loans totaled $18.5 million at March 31, 2021, a decrease of $2.1 million, or 10.3%, compared to $20.6 million at December 31, 2020. The decrease in consumer loans is mainly attributable to the scheduled paydowns of consumer loans, most of which relate to our former indirect auto loan business.

The following table sets forth loans outstanding at March 31, 2021, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$146,459	$22,190	$14,688	$7,305	$174	$190,816
1-4 Family	61,119	79,442	48,115	16,449	136,141	341,266
Multifamily	17,953	38,409	4,120	228	134	60,844
Farmland	7,487	7,590	8,795	273	—	24,145
Commercial real estate
Owner-occupied	49,061	128,788	153,967	50,653	16,924	399,393
Nonowner-occupied	85,660	156,986	148,680	39,161	—	430,487
Total mortgage loans on real estate	367,739	433,405	378,365	114,069	153,373	1,446,951
Commercial and industrial	153,631	189,372	23,202	6,474	7,855	380,534
Consumer	6,873	10,460	796	353	3	18,485
Total loans	$528,243	$633,237	$402,363	$120,896	$161,231	$1,845,970

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2021 and December 31, 2020, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

Our loan portfolio includes loans to businesses in certain industries that may be more significantly affected by the pandemic than others. These loans, including loans related to oil and gas, food services, hospitality, and entertainment, represented approximately 6.8% of our total loan portfolio, or 5.7% excluding PPP loans, at March 31, 2021, compared to 6.6% of our total portfolio, or 5.7% excluding PPP loans, at December 31, 2020, as shown in the table below.

		Percentage of Loan Portfolio		Percentage of Loan Portfolio
	Percentage of Loan Portfolio	March 31, 2021	Percentage of Loan Portfolio	December 31, 2020
Industry	March 31, 2021	(excluding PPP loans)	December 31, 2020	(excluding PPP loans)
Oil and gas	3.2%	2.4%	3.3%	2.6%
Food services	2.8	2.5	2.5	2.3
Hospitality	0.4	0.4	0.4	0.4
Entertainment	0.4	0.4	0.4	0.4
Total	6.8%	5.7%	6.6%	5.7%

Loan Deferral Program. In response to the COVID-19 pandemic, beginning in the first quarter of 2020, the Bank has offered short-term modifications to borrowers impacted by the pandemic who are current and otherwise not past due. These currently include short-term modifications of 90 days or less, in the form of deferrals of payment of principal and interest, principal only, or interest only, and fee waivers. As of March 31, 2021, the balance of loans participating in the 90-day deferral program was approximately $11.2 million, or 0.6% of the total loan portfolio, compared to $5.9 million, or 0.3% of the total loan portfolio, at December 31, 2020. As 90-day loan deferrals have expired, most customers have returned to their regular payment schedules. The Bank continues to support borrowers experiencing financial hardships related to the pandemic and expects to process additional deferrals requested by qualified borrowers. Therefore, we may experience fluctuations in the balance of loans participating in the deferral program. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 13% of our total assets and totaled $313.4 million at March 31, 2021, an increase of $32.6 million, or 11.6%, from $280.8 million at December 31, 2020. The increase in investment securities at March 31, 2021 compared to December 31, 2020 primarily resulted from net purchases of residential mortgage-backed securities.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	March 31, 2021		December 31, 2020
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of U.S. government agencies and corporations	$38,336	12.2%	$36,821	13.1%
Obligations of state and political subdivisions	30,817	9.8	30,362	10.8
Corporate bonds	29,508	9.5	27,708	9.8
Residential mortgage-backed securities	143,226	45.7	126,807	45.2
Commercial mortgage-backed securities	71,512	22.8	59,146	21.1
Total	$313,399	100.0%	$280,844	100.0%

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

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at March 31, 2021 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$830	5.88%	$2,745	5.88%	$4,531	3.59%	$—	—%
Residential mortgage-backed securities	—	—	—	—	—	—	3,860	2.87
Available for sale:
Obligations of U.S. government agencies and corporations	61	2.50	2,636	2.43	31,805	2.25	3,728	1.51
Obligations of state and political subdivisions	89	2.95	896	3.06	8,042	2.64	13,067	3.89
Corporate bonds	1,343	3.27	9,385	1.53	17,228	4.58	1,250	2.31
Residential mortgage-backed securities	—	—	—	—	312	1.99	137,851	2.13
Commercial mortgage-backed securities	—	—	1,178	2.94	7,748	1.28	62,691	1.93
	$2,323		$16,840		$69,666		$222,447

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at March 31, 2021 and December 31, 2020 (dollars in thousands).

	March 31, 2021		December 31, 2020
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$515,487	25.6%	$448,230	23.7%
Interest-bearing demand deposits	564,128	28.1	496,745	26.3
Brokered deposits	80,015	4.0	80,017	4.2
Money market deposit accounts	200,744	10.0	186,307	9.9
Savings accounts	154,131	7.7	141,134	7.5
Time deposits	495,375	24.6	535,391	28.4
Total deposits	$2,009,880	100.0%	$1,887,824	100.0%

Total deposits were $2.01 billion at March 31, 2021, an increase of $122.1 million, or 6.5%, compared to $1.89 billion at December 31, 2020. The COVID-19 pandemic has created a significant amount of excess liquidity in the market, and, as a result, we experienced large increases in both noninterest and interest-bearing demand deposits compared to December 31, 2020. These increases were primarily driven by reduced spending by consumer and business customers related to the COVID-19 pandemic, and increases in PPP borrowers’ deposit accounts. We believe these factors may be temporary depending on the future economic effects of the COVID-19 pandemic. The Bank utilized $80.0 million in brokered deposits in the first quarter of 2021 and the fourth quarter of 2020, which are used to satisfy the required borrowings under its interest rate swap agreements, due to more favorable pricing. Management made the strategic decision to either reprice or run-off higher yielding time deposits and other interest-bearing deposit products during the year ended December 31, 2020 and the three months ended March 31, 2021, which contributed to our decreased cost of deposits compared to the three months ended March 31, 2020, discussed in Results of Operations below.

Our deposit mix has improved and reflects our consistent focus on relationship banking and growing our commercial relationships, as well as the effects of the pandemic on consumer and business spending.

The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at March 31, 2021 and December 31, 2020 (dollars in thousands).

	March 31, 2021		December 31, 2020
	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Time remaining until maturity:
Three months or less	$77,726	$2,582	$78,482	$1,733
Over three months through six months	66,292	2,007	73,456	2,619
Over six months through twelve months	97,015	3,807	108,901	3,128
Over one year through three years	80,801	3,888	90,101	4,202
Over three years	6,739	115	10,529	283
	$328,573	$12,399	$361,469	$11,965

Borrowings

Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bank and The Independent Bankers Bank totaling $60.0 million, subordinated debt issued in 2017 and 2019, and junior subordinated debentures assumed through acquisitions.

Securities sold under agreements to repurchase decreased $1.4 million to $4.3 million at March 31, 2021 from $5.7 million at December 31, 2020. Our advances from the FHLB were $82.5 million at March 31, 2021, a decrease of $38.0 million, or 31.5%, from FHLB advances of $120.5 million at December 31, 2020.

We had no outstanding balances drawn on unsecured lines of credit at March 31, 2021 or December 31, 2020. The carrying value of the subordinated debt was $42.9 million at March 31, 2021 and December 31, 2020. The $6.0 million and $5.9 million in junior subordinated debt at March 31, 2021 and December 31, 2020, respectively, represents the junior subordinated debentures that we assumed through acquisition.

The average balances and cost of funds of short-term borrowings for the three months ended March 31, 2021 and 2020 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Federal funds purchased and other short-term borrowings	$6,599	$54,482	0.17%	1.36%
Securities sold under agreements to repurchase	4,808	3,081	0.20	0.76
Total short-term borrowings	$11,407	$57,563	0.18%	1.33%

The main source of our short-term borrowings are advances from the FHLB. The rate charged for these advances is directly tied to the Federal Reserve Bank’s federal funds target rate. On March 3, 2020, the Federal Reserve lowered the federal funds target rate to 1.00 to 1.25%, which the Federal Reserve stated was in response to the evolving risks to economic activity posed by the coronavirus. As the coronavirus spread and was declared a pandemic, the Federal Reserve further reduced the federal funds target rate to 0 to 0.25% on March 15, 2020, where it currently remains.

For a description of our subordinated notes, see our Annual Report on Form 10-K for the year ended December 31, 2020, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discussion and Analysis of Financial Condition - Borrowings - 2029 Notes and 2027 Notes” and Note 11 to the financial statements included in such report.

Results of Operations

Performance Summary

Three months ended March 31, 2021 vs. three months ended March 31, 2020. For the three months ended March 31, 2021, net income was $5.4 million, or $0.51 per basic and diluted common share, compared to net income of $0.6 million, or $0.05 per basic and diluted common share, for the three months ended March 31, 2020. The primary drivers of the increase in net income are related to the state of the economy and financial markets at March 31, 2020, which led to increased provision for loan losses recorded for the three months ended March 31, 2020, along with a decrease in interest expense for the three months ended March 31, 2021 driven by the reduction in the federal funds target rate, discussed above. As shown on the consolidated statement of income for the three months ended March 31, 2020, a provision for loan losses of $3.8 million was recorded, primarily attributable to the COVID-19 pandemic, compared to a provision for loan losses of $0.4 million for the three months ended March 31, 2021. Improvement in our earnings per share resulted from the increase in net income and also from a decrease in our weighted-average shares outstanding due to our repurchase activity under our stock repurchase program. Return on average assets increased to 0.92% for the three months ended March 31, 2021 compared to 0.11% for the three months ended March 31, 2020. Return on average equity was 8.79% for the three months ended March 31, 2021 compared to 1.00% for the three months ended March 31, 2020.

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

Three months ended March 31, 2021 vs. three months ended March 31, 2020. Net interest income increased 13.3% to $19.6 million for the three months ended March 31, 2021 compared to $17.3 million for the same period in 2020. This increase is due primarily to the decrease in the cost of deposits compared to the same period in 2020. Average interest-bearing deposits increased approximately $112.9 million and average short- and long-term borrowings decreased $49.0 million for the three months ended March 31, 2021 compared to the same period in 2020, but we experienced a $3.0 million decrease in interest expense, discussed in more detail below. There was also a $157.3 million increase in average loans, including an average PPP loan balance of $97.3 million, compared to the same period in 2020, but we experienced a $0.6 million decrease in interest income, also discussed in more detail below. The increases in both average loans and interest-bearing deposits resulted from organic growth of the Company.

Interest income was $23.0 million, including $1.4 million of interest and fees for PPP loans, for the three months ended March 31, 2021, compared to $23.6 million for the same period in 2020. Loan interest income made up substantially all of our interest income for the three months ended March 31, 2021 and 2020. An increase in interest income of $2.1 million, can be attributed to an increase in the volume of interest-earning assets, and a decrease of $2.8 million can be attributed to a decrease in the yield earned on those assets. The overall yield on interest-earning assets was 4.26% and 4.71% for the three months ended March 31, 2021 and 2020, respectively. The loan portfolio yielded 4.72% for the three months ended March 31, 2021 compared to 5.11% for the three months ended March 31, 2020, while the yield on the investment portfolio was 1.65% for the three months ended March 31, 2021 compared to 2.45% for the three months ended March 31, 2020.

Interest expense was $3.3 million for the three months ended March 31, 2021, a decrease of $3.0 million compared to interest expense of $6.3 million for the three months ended March 31, 2020. A decrease in interest expense of $0.7 million resulted from the change in volume of interest-bearing liabilities and a decrease of $2.2 million resulted from the decrease in the cost of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $63.8 million for the three months ended March 31, 2021 compared to the same period in 2020 mainly as a result of a $112.9 million increase in interest-bearing deposits. Average short-term and long-term debt decreased. The cost of deposits decreased 84 basis points to 0.63% for the three months ended March 31, 2021 compared to 1.47% for the three months ended March 31, 2020 as a result of the decrease in the rates offered for our all of our interest-bearing deposit products, which are driven by the federal funds target rate. Management also made a strategic decision to either reprice or run-off higher yielding time deposits and other interest-bearing deposit products during 2020 and the first quarter of 2021, which substantially contributed to our decreased cost of deposits compared to the quarter ended March 31, 2020. The cost of interest-bearing liabilities decreased 79 basis points to 0.83% for the three months ended March 31, 2021 compared to 1.62% for the same period in 2020, due to the decrease in the cost of both deposits and short-term borrowings.

Net interest margin was 3.64% for the three months ended March 31, 2021, an increase of 18 basis points from 3.46% for the three months ended March 31, 2020. The increase in net interest margin was primarily driven by a decrease in the cost of interest-bearing liabilities.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended March 31, 2021 and 2020. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended March 31,
	2021			2020
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,857,272	$21,627	4.72%	$1,700,006	$21,669	5.11%
Securities:
Taxable	270,040	1,039	1.56	249,581	1,510	2.43
Tax-exempt	20,228	140	2.81	28,258	185	2.62
Interest-earning balances with banks	38,313	163	1.72	32,366	257	3.18
Total interest-earning assets	2,185,853	22,969	4.26	2,010,211	23,621	4.71
Cash and due from banks	30,335			26,560
Intangible assets	32,112			31,299
Other assets	126,750			107,190
Allowance for loan losses	(20,546)			(10,744)
Total assets	$2,354,504			$2,164,516
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$736,502	$685	0.38%	$556,541	$1,203	0.87%
Brokered deposits	83,832	209	1.01	—	—	—
Savings deposits	146,078	66	0.19	117,153	129	0.44
Time deposits	518,103	1,342	1.05	697,939	3,700	2.13
Total interest-bearing deposits	1,484,515	2,302	0.63	1,371,633	5,032	1.47
Short-term borrowings	11,407	6	0.18	57,563	191	1.33
Long-term debt	127,364	1,027	3.27	130,247	1,063	3.28
Total interest-bearing liabilities	1,623,286	3,335	0.83	1,559,443	6,286	1.62
Noninterest-bearing deposits	466,531			343,884
Other liabilities	17,451			17,575
Stockholders’ equity	247,236			243,614
Total liabilities and stockholders’ equity	$2,354,504			$2,164,516
Net interest income/net interest margin		$19,634	3.64%		$17,335	3.46%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

	Three months ended March 31, 2021 vs.
	Three months ended March 31, 2020
	Volume	Rate	Net(1)
Interest income:
Loans	$2,005	$(2,047)	$(42)
Securities:
Taxable	124	(595)	(471)
Tax-exempt	(53)	8	(45)
Interest-earning balances with banks	47	(141)	(94)
Total interest-earning assets	2,123	(2,775)	(652)
Interest expense:
Interest-bearing demand deposits	389	(908)	(519)
Brokered deposits	—	209	209
Savings deposits	32	(94)	(62)
Time deposits	(953)	(1,405)	(2,358)
Short-term borrowings	(153)	(32)	(185)
Long-term debt	(24)	(12)	(36)
Total interest-bearing liabilities	(709)	(2,242)	(2,951)
Change in net interest income	$2,832	$(533)	$2,299

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

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

Three months ended March 31, 2021 vs. three months ended March 31, 2020. Total noninterest income increased $1.3 million, or 117.2%, to $2.4 million for the three months ended March 31, 2021 compared to $1.1 million for the three months ended March 31, 2020. The increase in noninterest income is mainly attributable to a $0.1 million increase in the fair value of equity securities compared to a loss in fair value of equity securities of $0.8 million during the three months ended March 31, 2020. The change in the fair value of equity securities during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is attributable to closing prices and mix of equity securities held by the Company at March 31, 2021 and fluctuates with market activity. There was also a $0.4 million increase in the gain on sale of investment securities compared to the three months ended March 31, 2020.

Noninterest Expense

Three months ended March 31, 2021 vs. three months ended March 31, 2020. Total noninterest expense was $14.8 million for the three months ended March 31, 2021, an increase of $0.9 million, or 6.5%, compared to the same period in 2020. The increase is primarily attributable to the $0.7 million and $0.2 million increases in salaries and employee benefits and other operating expenses, respectively. The $0.7 million increase in salaries and employee benefits was driven by an increase in unfavorable health insurance claims, annual employee salary increases that were effective June 1, 2020, and deferred compensation costs. The increase in other operating expenses was driven by the addition of two de novo branches opened in the second and third quarters of 2020. Other operating expenses include, among other things, software expense, bank security, repairs and maintenance, armored car expense, postage, supplies, OCC and FDIC assessments, and bank shares tax.

Income Tax Expense

Income tax expense for the three months ended March 31, 2021 and 2020 was $1.4 million and $0.1 million, respectively. The effective tax rate for the three months ended March 31, 2021 and 2020 was 21.1% and 19.7%, respectively. For the three months ended March 31, 2021, the effective tax rate differs from the statutory tax rate of 21% primarily due an increase in state taxes and the impact of share-based compensation. For the three months ended March 31, 2020, the effective tax rate differs from the statutory tax rate of 21% due to tax exempt interest income earned on certain investment securities.

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

At March 31, 2021 and December 31, 2020, there were no loans classified as loss. There was $0.6 million of loans classified as doubtful at March 31, 2021, compared to $0.9 million at December 31, 2020. At March 31, 2021 and December 31, 2020, there were $37.8 million and $20.1 million, respectively, of loans classified as substandard, and $8.4 million and $16.9 million, respectively, of loans classified as special mention. The increase in substandard loans compared to December 31, 2020 was driven by several commercial and industrial loan relationships primarily within the energy sector.

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

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by type. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $20.4 million at March 31, 2021 and December 31, 2020.

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

Impaired loans at March 31, 2021, which include TDRs and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses, were $17.7 million compared to $19.2 million at December 31, 2020. At March 31, 2021 and December 31, 2020, $0.4 million and $0.2 million, respectively, of the allowance for loan losses was specifically allocated to impaired loans.

The provision for loan losses is a charge to expense in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the three months ended March 31, 2021 and 2020, the provision for loan losses was $0.4 million and $3.8 million, respectively. Additional provision for loan losses was recorded in the three months ended March 31, 2020 primarily as a result of the deterioration of market conditions which were adversely affected by the COVID-19 pandemic. The Company continues to assess the impact the pandemic may have on its loan portfolio to determine the need for additional reserves.

Acquired loans that are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. Because ASC 310-30 does not permit carry over or recognition of an allowance for loan losses, we may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses if future cash flows deteriorate below initial projections. In 2020, one acquired loan accounted for under ASC 310-30 required a specific reserve of $0.2 million, which was charged to provision for loan losses. There was no additional provision for loan losses recorded for ASC 310-30 loans during the three months ended March 31, 2021.

The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	March 31, 2021	December 31, 2020
Construction and development	$2,245	$2,375
1-4 Family	3,369	3,370
Multifamily	696	589
Farmland	395	435
Commercial real estate	9,045	8,496
Total mortgage loans on real estate	15,750	15,265
Commercial and industrial	4,226	4,558
Consumer	447	540
Total	$20,423	$20,363

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

	Three months ended March 31,
	2021	2020
Allowance at beginning of period	$20,363	$10,700
Provision for loan losses	400	3,760
Charge-offs:
Mortgage loans on real estate:
1-4 Family	(134)	(160)
Commercial and industrial	(215)	(7)
Consumer	(56)	(95)
Total charge-offs	(405)	(262)
Recoveries
Mortgage loans on real estate:
Construction and development	10	13
1-4 Family	6	4
Commercial real estate	2	—
Commercial and industrial	5	2
Consumer	42	16
Total recoveries	65	35
Net charge-offs	(340)	(227)
Balance at end of period	$20,423	$14,233
Net charge-offs to:
Loans - average	0.02%	0.01%
Allowance for loan losses	1.66%	1.59%
Allowance for loan losses to:
Total loans	1.11%	0.82%
Nonperforming loans	137.33%	188.35%

The allowance for loan losses to total loans was 1.11% and 0.82% at March 31, 2021 and 2020, respectively. The allowance for loan losses to nonperforming loans decreased to 137.33% at March 31, 2021 compared to 188.35% at March 31, 2020. The increase in the allowance for loan losses to total loans at March 31, 2021 is primarily due to the large increase in the allowance for loan losses in response to the deterioration of economic conditions related to the COVID-19 pandemic compared to March 31, 2020. The decrease in the allowance for loan losses to nonperforming loans is due to the increase in nonperforming loans, which increased to $14.9 million at March 31, 2021 compared to $7.6 million at March 31, 2020.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs, which include recoveries of amounts previously charged off, for the three months ended March 31, 2021 and 2020 were $0.3 million and $0.2 million, respectively, equal to 0.02% and 0.01%, respectively, of the average loan balance for each period.

Management believes the allowance for loan losses at March 31, 2021 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to the scope and duration of the COVID-19 pandemic and its continued influence on the economy, other unanticipated adverse changes in the economy, or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

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

There were 33 loans classified as TDRs at March 31, 2021 that totaled $13.8 million, compared to 34 loans totaling $14.7 million at December 31, 2020. At March 31, 2021, twelve of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, nine restructured loans were considered TDRs due to principal payment forbearance paying interest only for a specified period of time, seven of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, four of the restructured loans were considered TDRs due to principal and interest forbearance, and one restructured loan was considered a TDR due to a reduction in principal payments on a modified payment schedule.

As of March 31, 2021, one $1.3 million commercial real estate TDR was in default of its modified terms and is included in nonaccrual loans. At December 31, 2020, none of the TDRs were in default of their modified terms and included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.

The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans for which information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	As of and for the three months ended	As of and for the year ended
	March 31, 2021	December 31, 2020
Nonaccrual loans	$13,170	$13,506
Accruing loans past due 90 days or more	1,705	321
Total nonperforming loans	$14,875	$13,827
TDRs	6,610	8,017
Total nonperforming loans and restructured loans	$21,485	$21,844
Interest income recognized on nonperforming loans and restructured loans	$204	$757
Interest income foregone on nonperforming loans and restructured loans	$111	$455

Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 0.81% and 0.74% of total loans at March 31, 2021 and December 31, 2020, respectively.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value, less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. No other real estate owned was sold during the three months ended March 31, 2021. Other real estate owned with a cost basis of $0.1 million was sold during the three months ended March 31, 2020, resulting in a gain of $26,000 for the period. At March 31, 2021, approximately $1.3 million of loans secured by real estate were in the process of foreclosure.

The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	March 31, 2021	December 31, 2020
1-4 Family	$883	$28
Commercial real estate	635	635
Total other real estate owned	$1,518	$663

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Three months ended March 31,
	2021	2020
Balance, beginning of period	$663	$133
Additions	501	—
Transfers from acquired loans	354	48
Sales of other real estate owned	—	(105)
Balance, end of period	$1,518	$76

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At March 31, 2021, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of March 31, 2021
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income(1)
+300	7.8%
+200	5.4%
+100	3.2%
-100	(3.7)%

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At March 31, 2021 and December 31, 2020, 75% and 69% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At March 31, 2021, securities with a carrying value of $101.0 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $84.6 million in pledged securities at December 31, 2020.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2021, the balance of our outstanding advances with the FHLB was $82.5 million, a decrease from $120.5 million at December 31, 2020. The total amount of the remaining credit available to us from the FHLB at March 31, 2021 was $718.8 million.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $4.3 million of repurchase agreements outstanding at March 31, 2021 compared to $5.7 million of repurchase agreements outstanding at December 31, 2020.

We maintain unsecured lines of credit with other commercial banks totaling $60.0 million. The lines of credit mature at various times within the next year. We had no outstanding balances on our unsecured lines of credit at March 31, 2021 and December 31, 2020.

In addition, at both March 31, 2021 and December 31, 2020, we had $43.6 million in aggregate principal amount of subordinated debt outstanding. For additional information, see our Annual Report on Form 10-K for the year ended December 31, 2020, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discussion and Analysis of Financial Condition - Borrowings - 2029 Notes and 2027 Notes” and Note 11 to the financial statements included in such report.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. At March 31, 2021 and December 31, 2020, we held $80.0 million in brokered deposits, as defined for federal regulatory purposes, which the Bank uses periodically to satisfy the required borrowings under its interest rate swap agreements, due to more favorable pricing. We also hold QwickRate® deposits, included in our time deposit balances, which we obtain through a qualified network to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At March 31, 2021, we held $103.8 million of QwickRate® deposits, a decrease compared to $123.1 million at December 31, 2020.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three month periods ended March 31, 2021 and 2020.

	Percentage of Total		Cost of Funds
	Three months ended March 31,		Three months ended March 31,
	2021	2020	2021	2020
Noninterest-bearing demand deposits	22%	18%	—%	—%
Interest-bearing demand deposits	35	29	0.38	0.87
Brokered deposits	4	—	1.01	—
Savings accounts	7	6	0.19	0.44
Time deposits	25	37	1.05	2.13
Short-term borrowings	1	3	0.18	1.33
Long-term borrowed funds	6	7	3.70	3.28
Total deposits and borrowed funds	100%	100%	0.65%	1.32%

Capital management. Our primary sources of capital include retained earnings, capital obtained through acquisitions, and proceeds from the sale of our capital stock and subordinated debt. We may issue additional common stock and debt securities from time to time to fund acquisitions and support our organic growth.

During the three months ended March 31, 2021, the Company paid $0.7 million in dividends, compared to $0.6 million during the three months ended March 31, 2020. The Company declared dividends on its common stock of $0.07 and $0.06 per share during the three months ended March 31, 2021 and 2020, respectively. Our board of directors has authorized a share repurchase program and, at March 31, 2021, the Company had 338,880 shares of its common stock remaining authorized for repurchase under the program. During the three months ended March 31, 2021, the Company paid $6.7 million to repurchase 225,950 shares of its common stock, compared to paying $6.6 million to repurchase 326,636 shares of its common stock during the three months ended March 31, 2020.

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

The Company and the Bank each were in compliance with all regulatory capital requirements at March 31, 2021 and December 31, 2020. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
March 31, 2021
Investar Holding Corporation:
Tier 1 leverage capital	$216,757	9.37%	$—	—%
Common equity tier 1 capital	210,257	11.08	—	—
Tier 1 capital	216,757	11.42	—	—
Total capital	280,380	14.77	—	—
Investar Bank:
Tier 1 leverage capital	243,912	10.56	115,534	5.00
Common equity tier 1 capital	243,912	12.86	123,297	6.50
Tier 1 capital	243,912	12.86	151,750	8.00
Total capital	264,616	13.95	189,688	10.00

December 31, 2020
Investar Holding Corporation:
Tier 1 leverage capital	$215,750	9.49%	$—	—%
Common equity tier 1 capital	209,250	11.02	—	—
Tier 1 capital	215,750	11.36	—	—
Total capital	279,253	14.71	—	—
Investar Bank:
Tier 1 leverage capital	237,684	10.47	113,546	5.00
Common equity tier 1 capital	237,684	12.53	123,268	6.50
Tier 1 capital	237,684	12.53	151,714	8.00
Total capital	258,291	13.62	189,642	10.00

Off-Balance Sheet Transactions

Swap contracts. The Bank enters into interest rate swap contracts, some of which are forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 9.4 years. At March 31, 2021 and December 31, 2020, the Company had interest rate swap contracts with a total notional amount of $80.0 million and forward starting interest rate swap agreements with a total notional amount of $140.0 million.

The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the three months ended March 31, 2021 and 2020.

Unfunded commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $0.3 million and $0.2 million at March 31, 2021 and December 31, 2020, respectively.

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

	March 31, 2021	December 31, 2020
Commitments to extend credit:
Loan commitments	$290,043	$266,039
Standby letters of credit	14,412	14,420

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at March 31, 2021, the Company had unfunded commitments of $1.0 million for its investment in Small Business Investment Company qualified funds.

For the three months ended March 31, 2021 and for the year ended December 31, 2020, except as disclosed herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Contractual Obligations

The following table presents, at March 31, 2021, contractual obligations to third parties by payment date (dollars in thousands).

	Payments Due In:
	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$1,514,505	$—	$—	$—	$1,514,505
Time deposits(1)(2)	363,945	120,306	11,124	—	495,375
Securities sold under agreements to repurchase(1)	4,274	—	—	—	4,274
Federal Home Loan Bank advances(1)	4,000	—	23,500	55,000	82,500
Subordinated debt(1)	—	—	—	43,600	43,600
Junior subordinated debt(1)(2)	—	—	—	6,702	6,702
Operating lease commitment	594	1,173	948	1,607	4,322
Total contractual obligations	$1,887,318	$121,479	$35,572	$106,909	$2,151,278

(1)	Excludes interest.
(2)	Excludes unamortized premiums and discounts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2020 are set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2021 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” Please refer to the information in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Risk Management” in this report for additional information about the Company’s market risk for the three months ended March 31, 2021; except as discussed therein, there have been no material changes in the Company’s market risk since December 31, 2020.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

For information regarding risk factors that could affect Investar Holding Corporation's (the “Company”) results of operations, financial condition and liquidity, see the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020 filed by the Company with the Securities and Exchange Commission (“SEC”) on March 10, 2021. There have been no significant changes in our risk factors as described in such Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended March 31, 2021.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
January 1, 2021 - January 31, 2021	12,017	$16.41	11,800	253,030
February 1, 2021 - February 28, 2021	173,952	16.79	173,895	79,135
March 1, 2021 - March 31, 2021	58,580	20.89	40,255	338,880
	244,549	$17.75	225,950	338,880

(1)	Includes 18,599 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.

(2)

On March 17, 2021, the Company announced that its board of directors authorized the repurchase of an additional 300,000 shares of the Company’s common stock under its stock repurchase plan, in addition to the 264,830 shares that were remaining as authorized for repurchase at December 31, 2020.

Since we are a holding company with no material business activities, our ability to pay dividends is substantially dependent upon the ability of the Bank to transfer funds to us in the form of dividends, loans and advances. The Bank’s ability to pay dividends and make other distributions and payments to us depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors. In addition, the Bank’s ability to pay dividends to us is itself subject to various legal, regulatory and other restrictions under federal banking laws that are described in Part I Item 1 “Business”, of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated January 21, 2021 by and among Investar Holding Corporation, Cheaha Financial Group, Inc. and High Point Acquisition, Inc.(1)

3.1	Restated Articles of Incorporation of Investar Holding Corporation(2)

3.2	Amended and Restated By-laws of Investar Holding Corporation(3)

4.1	Specimen Common Stock Certificate(4)

4.2	Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee(5)

4.3	Supplemental Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee(6)

4.4	Form of 5.125% Fixed to Fluctuation Rate Subordinated Note due 2029(7)

4.5	Form of Registration Rights Agreement, dated December 20, 2019, by and between Investar Holding Corporation and the purchasers set forth therein(8)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)	Filed as exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on January 25, 2021 and incorporated herein by reference.
(2)	Filed as exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(3)	Filed as exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.
(4)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(5)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.
(6)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.
(7)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2019 and incorporated herein by reference.

(8)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 24, 2019 and incorporated herein by reference.

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

INVESTAR HOLDING CORPORATION

Date: May 6, 2021	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	/s/ Christopher L. Hufft
Christopher L. Hufft
Chief Financial Officer
(Principal Financial Officer)