Form 10-Q
period 2021-06-30
Investar Holding Corp
filed 2021-08-06
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 10,423,938 shares outstanding as of August 4, 2021.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and due from banks	$36,775	$25,672
Interest-bearing balances due from other banks	229,498	9,696
Federal funds sold	500	—
Cash and cash equivalents	266,773	35,368

Available for sale securities at fair value (amortized cost of $267,706 and $263,913, respectively)	269,360	268,410
Held to maturity securities at amortized cost (estimated fair value of $12,007 and $12,649, respectively)	11,812	12,434
Loans, net of allowance for loan losses of $20,445 and $20,363, respectively	1,927,375	1,839,955
Equity securities	16,725	16,599
Bank premises and equipment, net of accumulated depreciation of $17,566 and $15,830, respectively	62,588	56,303
Other real estate owned, net	1,490	663
Accrued interest receivable	12,205	12,969
Deferred tax asset	508	1,360
Goodwill and other intangible assets, net	43,973	32,232
Bank owned life insurance	50,462	38,908
Other assets	9,636	5,980
Total assets	$2,672,907	$2,321,181

LIABILITIES
Deposits:
Noninterest-bearing	$582,109	$448,230
Interest-bearing	1,678,057	1,439,594
Total deposits	2,260,166	1,887,824
Advances from Federal Home Loan Bank	82,500	120,500
Repurchase agreements	6,713	5,653
Subordinated debt, net of unamortized issuance costs	42,943	42,897
Junior subordinated debt	8,320	5,949
Accrued taxes and other liabilities	21,550	15,074
Total liabilities	2,422,192	2,077,897

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 10,413,390 and 10,608,869 shares issued and outstanding, respectively	10,413	10,609
Surplus	155,847	159,485
Retained earnings	80,867	71,385
Accumulated other comprehensive income	3,588	1,805
Total stockholders’ equity	250,715	243,284
Total liabilities and stockholders’ equity	$2,672,907	$2,321,181

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$23,135	$22,118	$44,762	$43,787
Interest on investment securities	1,009	1,455	2,188	3,150
Other interest income	203	229	366	486
Total interest income	24,347	23,802	47,316	47,423

INTEREST EXPENSE
Interest on deposits	2,114	4,190	4,416	9,222
Interest on borrowings	1,068	1,273	2,101	2,527
Total interest expense	3,182	5,463	6,517	11,749
Net interest income	21,165	18,339	40,799	35,674

Provision for loan losses	114	2,500	514	6,260
Net interest income after provision for loan losses	21,051	15,839	40,285	29,414

NONINTEREST INCOME
Service charges on deposit accounts	607	405	1,098	976
Gain on sale of investment securities, net	1,721	1,178	2,321	1,350
Loss on sale of fixed assets, net	—	—	(2)	—
(Loss) gain on sale of other real estate owned, net	(5)	—	(5)	26
Gain on sale of loans	46	—	46	—
Servicing fees and fee income on serviced loans	65	96	129	216
Interchange fees	501	347	889	642
Income from bank owned life insurance	311	233	534	423
Change in the fair value of equity securities	91	248	156	(578)
Other operating income	745	1,424	1,281	1,965
Total noninterest income	4,082	3,931	6,447	5,020
Income before noninterest expense	25,133	19,770	46,732	34,434

NONINTEREST EXPENSE
Depreciation and amortization	1,278	1,149	2,484	2,182
Salaries and employee benefits	9,916	8,572	18,611	16,525
Occupancy	676	536	1,313	1,067
Data processing	973	786	1,719	1,479
Marketing	71	78	112	110
Professional fees	378	429	736	823
Acquisition expense	1,641	255	2,002	1,006
Other operating expenses	3,027	2,675	5,792	5,195
Total noninterest expense	17,960	14,480	32,769	28,387
Income before income tax expense	7,173	5,290	13,963	6,047
Income tax expense	1,485	1,016	2,915	1,165
Net income	$5,688	$4,274	$11,048	$4,882

EARNINGS PER SHARE
Basic earnings per share	$0.54	$0.39	$1.05	$0.44
Diluted earnings per share	0.53	0.39	1.04	0.44
Cash dividends declared per common share	0.08	0.06	0.15	0.12

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$5,688	$4,274	$11,048	$4,882
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities:
Unrealized gain (loss), available for sale, net of tax expense (benefit) of $263, $766, ($110) and $916, respectively	988	2,883	(413)	3,445
Reclassification of realized gain, net of tax expense of $361, $247, $487 and $283, respectively	(1,360)	(931)	(1,834)	(1,067)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0 for all respective periods	—	(1)	—	(1)
Fair value of derivative financial instruments:
Change in fair value of interest rate swaps designated as a cash flow hedge, net of tax (benefit) expense of ($541), ($369), $1,071 and ($1,036), respectively	(2,035)	(1,387)	4,030	(3,898)
Total other comprehensive (loss) income	(2,407)	564	1,783	(1,521)
Total comprehensive income	$3,281	$4,838	$12,831	$3,361

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income (Loss)	Equity
Three months ended:
June 30, 2020
Balance at beginning of period	$10,940	$162,380	$60,146	$(194)	$233,272
Surrendered shares	(2)	(14)	—	—	(16)
Dividends declared, $0.06 per share	—	—	(653)	—	(653)
Stock-based compensation	4	445	—	—	449
Shares repurchased	(102)	(1,082)	—	—	(1,184)
Net income	—	—	4,274	—	4,274
Other comprehensive income, net	—	—	—	564	564
Balance at end of period	$10,840	$161,729	$63,767	$370	$236,706

June 30, 2021
Balance at beginning of period	$10,436	$155,822	$75,998	$5,995	$248,251
Surrendered shares	—	(6)	—	—	(6)
Dividends declared, $0.08 per share	—	—	(819)	—	(819)
Stock-based compensation	1	493	—	—	494
Shares repurchased	(24)	(462)	—	—	(486)
Net income	—	—	5,688	—	5,688
Other comprehensive loss, net	—	—	—	(2,407)	(2,407)
Balance at end of period	$10,413	$155,847	$80,867	$3,588	$250,715

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED

(Amounts in thousands, except share data)

(Unaudited)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income (Loss)	Equity
Six months ended:
June 30, 2020
Balance at beginning of period	$11,229	$168,658	$60,198	$1,891	$241,976
Stock issuance costs	—	(45)	—	—	(45)
Surrendered shares	(15)	(293)	—	—	(308)
Options exercised	3	43	—	—	46
Dividends declared, $0.12 per share	—	—	(1,313)	—	(1,313)
Stock-based compensation	52	780	—	—	832
Shares repurchased	(429)	(7,414)	—	—	(7,843)
Net income	—	—	4,882	—	4,882
Other comprehensive loss, net	—	—	—	(1,521)	(1,521)
Balance at end of period	$10,840	$161,729	$63,767	$370	$236,706

June 30, 2021
Balance at beginning of period	$10,609	$159,485	$71,385	$1,805	$243,284
Surrendered shares	(19)	(343)	—	—	(362)
Options exercised	8	107	—	—	115
Dividends declared, $0.15 per share	—	—	(1,566)	—	(1,566)
Stock-based compensation	65	829	—	—	894
Shares repurchased	(250)	(4,231)	—	—	(4,481)
Net income	—	—	11,048	—	11,048
Other comprehensive income, net	—	—	—	1,783	1,783
Balance at end of period	$10,413	$155,847	$80,867	$3,588	$250,715

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2021	2020
Net income	$11,048	$4,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,484	2,182
Provision for loan losses	514	6,260
Amortization of purchase accounting adjustments	(825)	(705)
Net amortization of securities	1,970	1,113
Gain on sale of investment securities, net	(2,321)	(1,350)
Loss on sale of fixed assets, net	2	—
Loans held for sale:
Originations	(3,660)	—
Proceeds from sales	3,706	—
Gain on sale of loans	(46)	—
Loss (gain) on sale of other real estate owned, net	5	(26)
FHLB stock dividend	(21)	(754)
Stock-based compensation	894	832
Deferred taxes	390	(866)
Net change in value of bank owned life insurance	(531)	(423)
Amortization of subordinated debt issuance costs	46	28
Change in the fair value of equity securities	(156)	578
Net change in:
Accrued interest receivable	1,601	(5,788)
Other assets	(489)	(713)
Accrued taxes and other liabilities	6,533	(1,085)
Net cash provided by operating activities	$21,144	$4,165

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	$137,803	$40,538
Purchases of securities available for sale	(128,945)	(52,888)
Proceeds from maturities, prepayments and calls of investment securities available for sale	48,653	28,530
Proceeds from maturities, prepayments and calls of investment securities held to maturity	607	343
Proceeds from redemption or sale of equity securities	574	2,371
Purchases of equity securities	(523)	(2,277)
Net decrease (increase) in loans	32,775	(77,570)
Proceeds from sales of other real estate owned	23	131
Purchases of other real estate owned	(501)	—
Proceeds from sales of fixed assets	3	—
Purchases of fixed assets	(3,124)	(4,972)
Purchases of bank owned life insurance	(8,000)	(6,000)
Purchase of other investments	(40)	—
Distributions from investments	17	14
Cash paid for acquisition of PlainsCapital branches, net of cash acquired	—	(10,761)
Cash paid for acquisition of Cheaha Financial Group, net of cash acquired	8,112	—
Net cash provided by (used in) investing activities	$87,434	$(82,541)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net increase in customer deposits	$165,559	$145,013
Net increase in repurchase agreements	1,060	1,913
Net (decrease) increase in short-term FHLB advances	(38,000)	30,000
Repayments of long-term FHLB advances	—	(3,100)
Cash dividends paid on common stock	(1,426)	(1,339)
Proceeds from stock options and warrants exercised	115	46
Payments to repurchase common stock	(4,481)	(7,843)
Payments of stock issuance costs	—	(45)
Net cash provided by financing activities	$122,827	$164,645

Net change in cash and cash equivalents	$231,405	$86,269
Cash and cash equivalents, beginning of period	35,368	44,695
Cash and cash equivalents, end of period	$266,773	$130,964

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2021.

Nature of Operations

The Company, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association (the “Bank”), a national bank, primarily to meet the needs of individuals and small to medium-sized businesses. The Company’s primary markets are in Louisiana, Texas and Alabama. At June 30, 2021, the Company operated 23 full service branches located in Louisiana, five full service branches located in Texas and six full service branches located in Alabama, and had 357 employees.

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

Equity Securities

The Company is a member of the Federal Home Loan Bank (“FHLB”) system. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, is restricted as to redemption, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Equity securities also include investments in our other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of equity securities in our correspondent banks at  June 30, 2021 and  December 31, 2020 was $15.0 million and $14.9 million, respectively.

In addition, equity securities include marketable securities in corporate stocks and mutual funds. The estimated fair value of equity securities totaled $1.8 million and $1.7 million at June 30, 2021 and  December 31, 2020, respectively.

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

Accordingly, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term modifications of 90 days or less, in the form of deferrals of payment of principal and interest, principal only, or interest only, and fee waivers. As of June 30, 2021, the balance of loans participating in the 90-day deferral program was $0.3 million, or 0.01% of the total loan portfolio, compared to $5.9 million, or 0.3% of the total loan portfolio, at December 31, 2020. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. For loans carried at the lower of cost or fair value, gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan. At June 30, 2021 and December 31, 2020, there were no loans held for sale.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In the ordinary course of business, the Bank enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in accrued taxes and other liabilities in the consolidated balance sheet. At both  June 30, 2021 and  December 31, 2020 the reserve for unfunded loan commitments was $0.2 million.

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

Cheaha Financial Group, Inc.

On  April 1, 2021, the Company completed the previously announced acquisition of Cheaha Financial Group, Inc. (“Cheaha”) and its wholly-owned subsidiary, Cheaha Bank, in Oxford, Alabama for an aggregate cash consideration of approximately $41.1 million. The acquisition added $240.7 million in total assets, including $120.4 million in loans, and $207.0 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $11.4 million of goodwill. Goodwill resulted from a combination of synergies and cost savings, and further expansion into Alabama with the addition of four branch locations.

Purchase price:
Cash paid	$41,067

Fair value of assets acquired:
Cash and cash equivalents	49,179
Investment securities	60,938
Loans	120,395
Bank premises and equipment	5,407
Core deposit intangible asset	848
Bank owned life insurance	3,023
Other assets	863
Total assets acquired	240,653

Fair value of liabilities acquired:
Deposits	206,986
Notes payable	2,327
Other liabilities	1,655
Total liabilities assumed	210,968

Fair value of net assets acquired	29,685
Goodwill	$11,382

The fair value of net assets acquired includes a fair value adjustment to loans as of the acquisition date. The adjustment for the acquired loan portfolio is based on current market interest rates at the time of acquisition, and the Company’s initial evaluation of credit losses identified. The contractually required principal and interest payments of the loans acquired from Cheaha total $134.8 million. Loans acquired from Cheaha that are considered to be purchased credit impaired loans had a balance of $0.2 million at the time of acquisition. The contractually required principal and interest payments of these loans total $0.2 million, of which $0.1 million is not expected to be collected.

Acquisition Expense

Acquisition related costs of $1.6 million and $2.0 million are included in acquisition expense in the accompanying consolidated statements of income for the three and six months ended June 30, 2021, respectively, and include system conversion and integrating operations charges, as well as legal and consulting expenses, for the acquisition of Cheaha which was completed on April 1, 2021 and the operational conversion of Cheaha that was completed on June 18, 2021. Acquisition related costs of $0.3 million and $1.0 million are included in acquisition expense for the three and six months ended June 30, 2020, respectively, and include system conversion and integrating operations charges, as well as legal and consulting expenses, related to both the acquisition of Bank of York in November 2019 and the acquisition of two branches from PlainsCapital.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 (in thousands, except share data).

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Earnings per common share - basic
Net income	$5,688	$4,274	$11,048	$4,882
Less: income allocated to participating securities	(14)	(21)	(34)	(28)
Net income allocated to common shareholders	5,674	4,253	11,014	4,854
Weighted-average basic shares outstanding	10,414,875	10,882,084	10,461,910	11,012,581
Basic earnings per common share	$0.54	$0.39	$1.05	$0.44

Earnings per common share - diluted
Net income allocated to common shareholders	$5,674	$4,253	$11,014	$4,854
Weighted-average basic shares outstanding	10,414,875	10,882,084	10,461,910	11,012,581
Dilutive effect of securities	127,032	—	80,254	26,373
Total weighted average diluted shares outstanding	10,541,907	10,882,084	10,542,164	11,038,954
Diluted earnings per common share	$0.53	$0.39	$1.04	$0.44

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Stock options	6,188	—	1,363	43
Restricted stock awards	25	28,360	252	9,565
Restricted stock units	—	102,064	53,756	74,847

NOTE 4. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
June 30, 2021
Obligations of U.S. government agencies and corporations	$25,336	$151	$(39)	$25,448
Obligations of state and political subdivisions	26,300	728	(31)	26,997
Corporate bonds	28,879	294	(94)	29,079
Residential mortgage-backed securities	124,197	1,270	(512)	124,955
Commercial mortgage-backed securities	62,994	505	(618)	62,881
Total	$267,706	$2,948	$(1,294)	$269,360

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2020
Obligations of U.S. government agencies and corporations	$36,648	$201	$(28)	$36,821
Obligations of state and political subdivisions	21,650	490	(3)	22,137
Corporate bonds	27,583	348	(223)	27,708
Residential mortgage-backed securities	119,934	2,675	(11)	122,598
Commercial mortgage-backed securities	58,098	1,202	(154)	59,146
Total	$263,913	$4,916	$(419)	$268,410

Proceeds from sales of investment securities classified as AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Proceeds from sale	$120,680	$23,966	$137,803	$40,538
Gross gains	$1,721	$1,179	$2,323	$1,361
Gross losses	$—	$(1)	$(2)	$(11)

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
June 30, 2021
Obligations of state and political subdivisions	$7,984	$45	$—	$8,029
Residential mortgage-backed securities	3,828	150	—	3,978
Total	$11,812	$195	$—	$12,007

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2020
Obligations of state and political subdivisions	$8,225	$12	$—	$8,237
Residential mortgage-backed securities	4,209	203	—	4,412
Total	$12,434	$215	$—	$12,649

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of June 30, 2021 or December 31, 2020.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The number of AFS securities, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands). There were no HTM securities in a continuous loss position as of June 30, 2021 or December 31, 2020.

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2021
Obligations of U.S. government agencies and corporations	5	$1,532	$(36)	$996	$(3)	$2,528	$(39)
Obligations of state and political subdivisions	4	2,493	(31)	—	—	2,493	(31)
Corporate bonds	12	4,021	(79)	1,985	(15)	6,006	(94)
Residential mortgage-backed securities	40	53,876	(512)	—	—	53,876	(512)
Commercial mortgage-backed securities	52	20,914	(555)	8,883	(63)	29,797	(618)
Total	113	$82,836	$(1,213)	$11,864	$(81)	$94,700	$(1,294)

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2020
Obligations of U.S. government agencies and corporations	12	$9,080	$(19)	$4,043	$(9)	$13,123	$(28)
Obligations of state and political subdivisions	4	505	(3)	204	—	709	(3)
Corporate bonds	22	6,970	(133)	2,559	(90)	9,529	(223)
Residential mortgage-backed securities	6	11,070	(11)	—	—	11,070	(11)
Commercial mortgage-backed securities	26	6,921	(57)	7,965	(97)	14,886	(154)
Total	70	$34,546	$(223)	$14,771	$(196)	$49,317	$(419)

Unrealized losses are generally due to changes in interest rates. Beginning in the first quarter of 2020, the COVID-19 pandemic has led to ongoing disruption and volatility in the capital markets, causing fluctuations of fair values across asset classes. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. Due to the nature of the investment, current market prices, and the current interest rate environment, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2021 or December 31, 2020.

The amortized cost and approximate fair value of debt securities, by contractual maturity (including mortgage-backed securities), are shown below as of the dates presented (dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
June 30, 2021
Due within one year	$436	$438	$830	$833
Due after one year through five years	12,537	12,695	2,745	2,767
Due after five years through ten years	51,879	52,732	4,409	4,429
Due after ten years	202,854	203,495	3,828	3,978
Total debt securities	$267,706	$269,360	$11,812	$12,007

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
December 31, 2020
Due within one year	$1,669	$1,691	$830	$832
Due after one year through five years	12,937	13,014	2,745	2,751
Due after five years through ten years	64,159	64,865	4,650	4,654
Due after ten years	185,148	188,840	4,209	4,412
Total debt securities	$263,913	$268,410	$12,434	$12,649

At June 30, 2021, securities with a carrying value of $118.2 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $84.6 million in pledged securities at December 31, 2020.

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	June 30, 2021	December 31, 2020
Construction and development	$213,070	$206,011
1-4 Family	375,690	339,525
Multifamily	60,309	60,724
Farmland	22,263	26,547
Commercial real estate	883,715	812,395
Total mortgage loans on real estate	1,555,047	1,445,202
Commercial and industrial	370,203	394,497
Consumer	22,570	20,619
Total loans	$1,947,820	$1,860,318

Unamortized premiums and discounts on loans, included in the total loans balances above, were $2.4 million and $1.8 million at June 30, 2021 and  December 31, 2020, respectively, and unearned income, or deferred fees, on loans was $3.8 million and $3.2 million at June 30, 2021 and  December 31, 2020, respectively.

In the second quarter of 2020, the Bank began participating as a lender in the Small Business Administration’s (“SBA”) and U.S. Department of Treasury’s Paycheck Protection Program (“PPP”) as established by the CARES Act and enhanced by the Paycheck Protection Program and Health Care Enhancement Act and the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The PPP was established to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% with deferred payments, and if originated before June 5, 2020, mature two years from origination, or if made on or after June 5, 2020, five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount. In July 2020, the CARES Act was amended to extend the SBA’s authority to make commitments under the PPP, which had previously expired on June 30, 2020. The PPP resumed taking applications on July 6, 2020, and the new deadline to apply for a PPP loan ended on August 8, 2020. On December 27, 2020, the CAA, a $900 billion aid package, was enacted that renewed the PPP and allocated additional funding for new first time PPP loans under the original PPP and also authorized second draw PPP loans for certain eligible borrowers that had previously received a PPP loan. The application period for the renewed PPP lasted from January 1, 2021 to May 31, 2021. At June 30, 2021 and  December 31, 2020 the Company’s loan portfolio included PPP loans with balances of $73.0 million and $94.5 million, respectively, all of which are included in commercial and industrial loans.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below provides an analysis of the aging of loans as of the dates presented (dollars in thousands).

	June 30, 2021
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$212,493	$—	$—	$—	$577	$577	$—	$213,070
1-4 Family	372,640	304	370	—	1,991	2,665	385	375,690
Multifamily	59,671	638	—	—	—	638	—	60,309
Farmland	20,059	—	206	—	297	503	1,701	22,263
Commercial real estate	877,514	39	40	—	5,485	5,564	637	883,715
Total mortgage loans on real estate	1,542,377	981	616	—	8,350	9,947	2,723	1,555,047
Commercial and industrial	359,599	581	7	1,610	8,406	10,604	—	370,203
Consumer	22,040	181	36	—	245	462	68	22,570
Total loans	$1,924,016	$1,743	$659	$1,610	$17,001	$21,013	$2,791	$1,947,820

	December 31, 2020
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$205,002	$488	$—	$—	$521	$1,009	$—	$206,011
1-4 Family	335,710	1,085	734	—	1,615	3,434	381	339,525
Multifamily	60,724	—	—	—	—	—	—	60,724
Farmland	24,333	297	—	216	—	513	1,701	26,547
Commercial real estate	807,243	1,472	118	—	1,771	3,361	1,791	812,395
Total mortgage loans on real estate	1,433,012	3,342	852	216	3,907	8,317	3,873	1,445,202
Commercial and industrial	386,607	359	273	105	6,907	7,644	246	394,497
Consumer	20,135	79	21	—	346	446	38	20,619
Total loans	$1,839,754	$3,780	$1,146	$321	$11,160	$16,407	$4,157	$1,860,318

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans Acquired with Deteriorated Credit Quality

The Company accounts for certain loans acquired as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments. The acquired impaired loans had no accretable yield recorded for the three and six months ended June 30, 2021 and 2020.

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

The table below presents the Company’s loan portfolio by category and credit quality indicator as of the dates presented (dollars in thousands).

	June 30, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total
Construction and development	$210,978	$—	$2,092	$—	$213,070
1-4 Family	371,638	—	4,052	—	375,690
Multifamily	59,222	—	1,087	—	60,309
Farmland	20,265	—	1,998	—	22,263
Commercial real estate	867,477	4,947	11,291	—	883,715
Total mortgage loans on real estate	1,529,580	4,947	20,520	—	1,555,047
Commercial and industrial	346,220	2,072	21,309	602	370,203
Consumer	22,209	—	361	—	22,570
Total loans	$1,898,009	$7,019	$42,190	$602	$1,947,820

	December 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
Construction and development	$198,139	$7,352	$520	$—	$206,011
1-4 Family	337,829	—	1,696	—	339,525
Multifamily	60,724	—	—	—	60,724
Farmland	24,846	—	1,701	—	26,547
Commercial real estate	801,244	4,729	6,422	—	812,395
Total mortgage loans on real estate	1,422,782	12,081	10,339	—	1,445,202
Commercial and industrial	379,451	4,794	9,343	909	394,497
Consumer	20,235	—	384	—	20,619
Total loans	$1,822,468	$16,875	$20,066	$909	$1,860,318

The Company had no loans that were classified as loss at June 30, 2021 or December 31, 2020.

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $44.3 million and $53.5 million at June 30, 2021 and  December 31, 2020, respectively. The unpaid principal balance of these loans was approximately$128.1 million and $154.0 million at June 30, 2021 and  December 31, 2020, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as companies in which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $96.1 million and $96.4 million as of June 30, 2021 and  December 31, 2020, respectively.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	June 30, 2021	December 31, 2020
Balance, beginning of period	$96,390	$98,093
New loans	9,937	12,443
Repayments and changes in relationship	(10,238)	(14,146)
Balance, end of period	$96,089	$96,390

Allowance for Loan Losses

The table below shows a summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2021 and 2020 (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$20,423	$14,233	$20,363	$10,700
Provision for loan losses	114	2,500	514	6,260
Loans charged off	(155)	(151)	(560)	(413)
Recoveries	63	75	128	110
Balance, end of period	$20,445	$16,657	$20,445	$16,657

The following tables outline the activity in the allowance for loan losses by collateral type for the three and six months ended June 30, 2021 and 2020, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of  June 30, 2021 and 2020 (dollars in thousands).

	Three months ended June 30, 2021
	Construction &				Commercial	Commercial &
	Development	Farmland	1-4 Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,245	$395	$3,369	$696	$9,045	$4,226	$447	$20,423
Provision	23	16	(152)	(23)	102	154	(6)	114
Charge-offs	(11)	(13)	—	—	—	(88)	(43)	(155)
Recoveries	3	—	14	—	1	14	31	63
Ending balance	$2,260	$398	$3,231	$673	$9,148	$4,306	$429	$20,445

	Three months ended June 30, 2020
	Construction &				Commercial	Commercial &
	Development	Farmland	1-4 Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,554	$163	$2,337	$351	$5,863	$3,287	$678	$14,233
Provision	495	44	496	135	1,311	46	(27)	2,500
Charge-offs	—	—	—	—	(76)	—	(75)	(151)
Recoveries	9	—	5	—	31	3	27	75
Ending balance	$2,058	$207	$2,838	$486	$7,129	$3,336	$603	$16,657

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six months ended June 30, 2021
	Construction &				Commercial	Commercial &
	Development	Farmland	1-4 Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,375	$435	$3,370	$589	$8,496	$4,558	$540	$20,363
Provision	(117)	(24)	(25)	84	649	32	(85)	514
Charge-offs	(11)	(13)	(134)	—	—	(303)	(99)	(560)
Recoveries	13	—	20	—	3	19	73	128
Ending balance	$2,260	$398	$3,231	$673	$9,148	$4,306	$429	$20,445
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	175	—	106	281
Ending allowance balance for loans acquired with deteriorated credit quality	—	210	—	—	—	—	—	210
Ending allowance balance for loans collectively evaluated for impairment	2,260	188	3,231	673	8,973	4,306	323	19,954
Loans receivable:
Balance of loans individually evaluated for impairment	828	297	2,637	—	8,971	10,861	246	23,840
Balance of loans acquired with deteriorated credit quality	—	1,701	385	—	637	—	68	2,791
Balance of loans collectively evaluated for impairment	212,242	20,265	372,668	60,309	874,107	359,342	22,256	1,921,189
Total period-end balance	$213,070	$22,263	$375,690	$60,309	$883,715	$370,203	$22,570	$1,947,820

	Six months ended June 30, 2020
	Construction &				Commercial	Commercial &
	Development	Farmland	1-4 Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,201	$101	$1,490	$387	$4,424	$2,609	$488	$10,700
Provision	835	106	1,499	99	2,750	729	242	6,260
Charge-offs	—	—	(160)	—	(76)	(7)	(170)	(413)
Recoveries	22	—	9	—	31	5	43	110
Ending balance	$2,058	$207	$2,838	$486	$7,129	$3,336	$603	$16,657
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	13	159	172
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	2,058	207	2,838	486	7,129	3,323	444	16,485
Loans receivable:
Balance of loans individually evaluated for impairment	1,082	—	1,237	—	4,220	7,051	487	14,077
Balance of loans acquired with deteriorated credit quality	—	2,264	398	—	1,803	306	41	4,812
Balance of loans collectively evaluated for impairment	198,337	26,581	324,467	60,617	777,536	382,728	24,816	1,795,082
Total period-end balance	$199,419	$28,845	$326,102	$60,617	$783,559	$390,085	$25,344	$1,813,971

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

	June 30, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$828	$836	$—
1-4 Family	2,637	2,710	—
Farmland	297	298	—
Commercial real estate	7,699	7,787	—
Total mortgage loans on real estate	11,461	11,631	—
Commercial and industrial	10,861	12,100	—
Consumer	96	112	—
Total	22,418	23,843	—

With related allowance recorded:
Commercial real estate	1,272	1,322	175
Total mortgage loans on real estate	1,272	1,322	175
Commercial and industrial	—	—	—
Consumer	150	193	106
Total	1,422	1,515	281

Total loans:
Construction and development	828	836	—
1-4 Family	2,637	2,710	—
Farmland	297	298	—
Commercial real estate	8,971	9,109	175
Total mortgage loans on real estate	12,733	12,953	175
Commercial and industrial	10,861	12,100	—
Consumer	246	305	106
Total	$23,840	$25,358	$281

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

	Three months ended June 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$790	$4	$1,089	$3
1-4 Family	1,683	8	1,262	7
Farmland	299	—	—	—
Commercial real estate	6,110	47	3,262	46
Total mortgage loans on real estate	8,882	59	5,613	56
Commercial and industrial	8,650	37	2,380	18
Consumer	104	—	212	—
Total	17,636	96	8,205	74

With related allowance recorded:
Commercial real estate	1,285	—	—	—
Total mortgage loans on real estate	1,285	—	—	—
Commercial and industrial	—	—	12	—
Consumer	156	—	289	—
Total	1,441	—	301	—

Total loans:
Construction and development	790	4	1,089	3
1-4 Family	1,683	8	1,262	7
Farmland	299	—	—	—
Commercial real estate	7,395	47	3,262	46
Total mortgage loans on real estate	10,167	59	5,613	56
Commercial and industrial	8,650	37	2,392	18
Consumer	260	—	501	—
Total	$19,077	$96	$8,506	$74

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six months ended June 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$783	$9	$808	$5
1-4 Family	1,612	16	1,508	9
Farmland	272	—	—	—
Commercial real estate	5,740	93	1,655	46
Total mortgage loans on real estate	8,407	118	3,971	60
Commercial and industrial	8,460	80	1,244	18
Consumer	113	—	208	—
Total	16,980	198	5,423	78

With related allowance recorded:
Construction and development	1,306	—	—	—
Total mortgage loans on real estate	1,306	—	—	—
Commercial and industrial	—	—	12	—
Consumer	165	—	292	1
Total	1,471	—	304	1

Total loans:
Construction and development	783	9	808	5
1-4 Family	1,612	16	1,508	9
Farmland	272	—	—	—
Commercial real estate	7,046	93	1,655	46
Total mortgage loans on real estate	9,713	118	3,971	60
Commercial and industrial	8,460	80	1,256	18
Consumer	278	—	500	1
Total	$18,451	$198	$5,727	$79

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession for other than an insignificant period of time to the borrower that the Company would not otherwise consider, the related loan is classified as a TDR. The Company strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before such loans reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases in which the Company grants the borrower new terms that provide for a reduction of either interest or principal, or otherwise include a concession, the Company identifies the loan as a TDR and measures any impairment on the restructuring as previously noted for impaired loans. See Note 1. Summary of Significant Accounting Policies for further discussion of our treatment of TDRs in response to guidance from financial regulators.

Loans classified as TDRs, consisting of 34 credits, totaled $13.9 million at  June 30, 2021, compared to 34 credits totaling $14.7 million at  December 31, 2020. At  June 30, 2021, twelve of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, eight restructured loans were considered TDRs due to principal payment forbearance paying interest only for a specified period of time, eight of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, four of the restructured loans were considered TDRs due to principal and interest payment forbearance, and two restructured loans were considered TDRs due to a reduction in principal payments on a modified payment schedule.

As of June 30, 2021, one $1.3 million commercial real estate TDR was in default of its modified terms and is included in nonaccrual loans. At December 31, 2020, none of the TDRs were in default of their modified terms and included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.

There was one loan modified under TDR during the previous twelve month period that subsequently defaulted during the six months ended June 30, 2021. No TDRs defaulted on their modified terms during the six months ended June 30, 2020.

At June 30, 2021 and  December 31, 2020, there were no available balances on loans classified as TDRs that the Company was committed to lend.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

Activity within the balances in accumulated other comprehensive income (loss) is shown in the tables below (dollars in thousands).

	Three months ended June 30,
	2021			2020
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain, available for sale, net	$6,092	$988	$7,080	$4,038	$2,883	$6,921
Reclassification of realized gain, net	(4,413)	(1,360)	(5,773)	(2,267)	(931)	(3,198)
Unrealized gain (loss), transfer from available for sale to held to maturity, net	3	—	3	4	(1)	3
Change in fair value of interest rate swap designated as a cash flow hedge, net	4,313	(2,035)	2,278	(1,969)	(1,387)	(3,356)
Accumulated other comprehensive income (loss)	$5,995	$(2,407)	$3,588	$(194)	$564	$370

	Six months ended June 30,
	2021			2020
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain (loss), available for sale, net	$7,493	$(413)	$7,080	$3,476	$3,445	$6,921
Reclassification of realized gain, net	(3,939)	(1,834)	(5,773)	(2,131)	(1,067)	(3,198)
Unrealized gain (loss), transfer from available for sale to held to maturity, net	3	—	3	4	(1)	3
Change in fair value of interest rate swap designated as a cash flow hedge, net	(1,752)	4,030	2,278	542	(3,898)	(3,356)
Accumulated other comprehensive income (loss)	$1,805	$1,783	$3,588	$1,891	$(1,521)	$370

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its liability management, the Company utilizes pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 9.1 years. At  June 30, 2021 and December 31, 2020, the Company had interest rate swap agreements with total notional amounts of $100.0 million and $80.0 million, respectively, and forward starting interest rate swap agreements with total notional amounts of $165.0 million and $140.0 million, respectively, all of which were designated as cash flow hedges. The interest rate swaps were determined to be fully effective during the periods presented, and therefore no amount of ineffectiveness has been included in net income. The derivative contracts are between the Company and two counterparties. To mitigate credit risk, securities are pledged to the Company by the counterparties in an amount greater than or equal to the gain position of the derivative contracts. Conversely, securities are pledged to the counterparties by the Company in an amount greater than or equal to the loss position of the derivative contracts, if applicable.

For the three and six months ended June 30, 2021, a loss of $2.0 million, net of a tax benefit of $0.5 million, and a gain of $4.0 million, net of a $1.1 million tax expense, respectively, have been recognized in “Other comprehensive income (loss)” in the accompanying consolidated statements of comprehensive income for the change in fair value of the interest rate swaps compared to losses of $1.4 million and $3.9 million, net of $0.4 million and $1.0 million tax benefits, recognized for the three and six months ended June 30, 2020, respectively.

The fair value of the swap contracts consisted of gross assets of $4.5 million and gross liabilities of $1.6 million, netting to a fair value of $2.9 million recorded in “Other assets” in the accompanying consolidated balance sheet at June 30, 2021. The fair value of the swap contracts consisted of gross liabilities of $2.8 million and gross assets $0.6 million, netting to a fair value of $2.2 million recorded in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheet at December 31, 2020. The accumulated gain of $2.3 million included in “Accumulated other comprehensive income” in the accompanying consolidated balance sheet as of June 30, 2021 would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contracts.

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”). The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the three and six months ended June 30, 2021 and 2020.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data, management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted. At June 30, 2021 and December 31, 2020, all of our level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Assets:
Obligations of U.S. government agencies and corporations	$25,448	$—	$25,448	$—
Obligations of state and political subdivisions	26,997	—	9,113	17,884
Corporate bonds	29,079	—	29,079	—
Residential mortgage-backed securities	124,955	—	124,955	—
Commercial mortgage-backed securities	62,881	—	62,881	—
Equity securities	1,752	1,752	—	—
Derivative financial instruments	2,884	—	2,884	—
Total assets	$273,996	$1,752	$254,360	$17,884

December 31, 2020
Assets:
Obligations of U.S. government agencies and corporations	$36,821	$—	$36,821	$—
Obligations of state and political subdivisions	22,137	—	3,621	18,516
Corporate bonds	27,708	—	27,708	—
Residential mortgage-backed securities	122,598	—	122,598	—
Commercial mortgage-backed securities	59,146	—	59,146	—
Equity securities	1,670	1,670	—	—
Total assets	$270,080	$1,670	$249,894	$18,516
Liabilities:
Derivative financial instruments	$2,216	$—	$2,216	$—

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the six months ended June 30, 2021 and 2020 (dollars in thousands).

Obligations of State and
Political Subdivisions
Balance at December 31, 2020	$18,516
Realized gains (losses) included in earnings	—
Unrealized losses included in other comprehensive income (loss)	(632)
Purchases	—
Sales	—
Maturities, prepayments, and calls	—
Transfers into level 3	—
Transfers out of level 3	—
Balance at June 30, 2021	$17,884

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

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at June 30, 2021 and  December 31, 2020. For the six months ended June 30, 2021 and 2020, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at June 30, 2021 or December 31, 2020 (dollars in thousands):

	Estimated
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts
June 30, 2021
Obligations of State and Political Subdivisions	$17,884	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond Appraisal Adjustment(1)	0%

December 31, 2020
Obligations of State and Political Subdivisions	$18,516	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond Appraisal Adjustment(1)	0% - 0.4%

(1) Fair values determined through valuation analysis using coupon, yield (discount margin), liquidity and expected repayment dates.

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at June 30, 2021 or December 31, 2020 (dollars in thousands).

	Estimated				Weighted Average
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Discount
June 30, 2021
Impaired loans	$1,100	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	5% - 100%	14%

December 31, 2020
Impaired loans	$259	Discounted cash flows, Underlying collateral value	Collateral discounts and estimated costs to sell	2% - 100%	34%
Other real estate owned	635	Underlying collateral value, Third party appraisals	Collateral discounts and discount rates	4%	4%

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	June 30, 2021
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$266,273	$266,273	266,273	—	—
Federal funds sold	500	500	500	—	—
Investment securities	281,172	281,367	—	255,454	25,913
Equity securities	16,725	16,725	1,752	14,973	—
Loans, net of allowance	1,927,375	1,949,638	—	1,949,638	—
Derivative financial instruments	2,884	2,884	—	2,884	—

Financial liabilities:
Deposits, noninterest-bearing	$582,109	$582,109	$—	$582,109	$—
Deposits, interest-bearing	1,678,057	1,718,162	—	—	1,718,162
FHLB short-term advances and repurchase agreements	10,713	10,713	—	10,713	—
FHLB long-term advances	78,500	79,149	—	—	79,149
Junior subordinated debt	8,320	7,220	—	—	7,220
Subordinated debt	43,600	39,973	—	39,973	—

	December 31, 2020
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$35,368	$35,368	$35,368	$—	$—
Investment securities	280,844	281,059	—	254,306	26,753
Equity securities	16,599	16,599	1,670	14,929	—
Loans, net of allowance	1,839,955	1,861,971	—	—	1,861,971

Financial liabilities:
Deposits, noninterest-bearing	$448,230	448,230	$—	$448,230	$—
Deposits, interest-bearing	1,439,594	1,504,644	—	—	1,504,644
FHLB short-term advances and repurchase agreements	47,653	47,653	—	47,653	—
FHLB long-term advances	78,500	82,101	—	—	82,101
Junior subordinated debt	5,949	5,299	—	—	5,299
Subordinated debt	43,600	42,336	—	42,336	—
Derivative financial instruments	2,216	2,216	—	2,216	—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. INCOME TAXES

The expense for income taxes and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Income tax expense	$1,485	$1,016	$2,915	$1,165
Effective tax rate	20.7%	19.2%	20.9%	19.3%

For both the three and six month periods ended June 30, 2021 and 2020, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $0.2 million at June 30, 2021 and  December 31, 2020.

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

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	June 30, 2021	December 31, 2020
Commitments to extend credit
Loan commitments	$308,957	$266,039
Standby letters of credit	15,373	14,420

Additionally, at June 30, 2021, the Company had unfunded commitments of $1.0 million for its investment in Small Business Investment Company qualified funds.

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

Quantitative information regarding the Company’s operating leases is presented below as of and for the six months ended June 30, 2021 and 2020 (dollars in thousands).

	June 30,
	2021	2020
Total operating lease cost	$305	$293
Weighted-average remaining lease term (in years)	8.2	9.0
Weighted-average discount rate	2.8%	2.8%

At  June 30, 2021, the Company’s lease ROU assets and related lease liabilities were $3.6 million and $3.7 million, respectively, and have remaining terms ranging from 2 to 10 years, including extension options if the Company is reasonably certain they will be exercised.

Future minimum lease payments due under non-cancelable operating leases at June 30, 2021 are presented below (dollars in thousands).

2021	$298
2022	598
2023	595
2024	515
2025	476
Thereafter	1,691
Total	$4,173

At June 30, 2021, the Company had not entered into any material leases that have not yet commenced.

On May 29, 2020, the Bank purchased the first floor of its corporate headquarters building, which is currently occupied by multiple tenants. The Bank assumed the existing leases, all of which are operating leases. The Bank, as lessor, recognized rental income of $0.2 million and $30,000 for the six months ended June 30, 2021 and 2020, respectively.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

When included in this Quarterly Report on Form 10-Q, or in other documents that Investar Holding Corporation (the “Company,” “we,” “our,” or “us”) files with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and similar expressions or the negative version of those words are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. The Company’s forward-looking statements are based on assumptions and estimates that management believes to be reasonable in light of the information available at the time such statements are made. However, many of the matters addressed by these statements are inherently uncertain and could be affected by many factors beyond management’s control. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•

the significant risks and uncertainties for our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements in the United States caused by the ongoing COVID-19 pandemic, including due to the recent resurgence of cases in our markets related to the spread of COVID-19 variants, which will depend on several factors, including the scope and duration of the pandemic, its continued influence on the economy and financial markets, the impact on market participants on which we rely, and actions taken by governmental authorities and other third parties in response to the pandemic;

•

business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate, including evolving risks to economic activity and our customers posed by the COVID-19 pandemic and government actions taken to address the impact of COVID-19 or contain it and the potential impact of the termination of various pandemic-related government support programs;

•

the risk of holding PPP loans at unfavorable rates and on terms that are less favorable than other types of loans, and the Company’s ability to pursue available remedies in the event of a loan default of loans under the Paycheck Protection Program;

•	our ability to achieve organic loan and deposit growth, and the composition of that growth;

•

changes (or the lack of changes) in interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing, including rising inflation in recent months, which may not be temporary;

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

•	the impact of litigation and other legal proceedings to which we become subject;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	data processing system failures and errors;

•	cyber attacks and other security breaches;

•	competitive pressures in the commercial finance, retail banking, mortgage lending and consumer finance industries, as well as the financial resources of, and products offered by, competitors;

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

Through our wholly-owned subsidiary, the Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses in our primary areas of operation in south Louisiana including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding metropolitan areas, in southeast Texas, including Houston and its surrounding metropolitan areas, and Alice and Victoria, Texas, in west Alabama, including York and its surrounding area, and, as of April 1, 2021, east Alabama, including Oxford and its surrounding area. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter and its name changed to Investar Bank, National Association. Our strategy includes organic growth through high quality loans, new branches, and growth through acquisitions. We have completed seven whole-bank acquisitions since 2011 and regularly review acquisition opportunities. We currently operate 23 full service branches in Louisiana, after the closure of one branch in Prairieville, Louisiana on April 30, 2021. We also operate five full service branches in Texas, and six full service branches in Alabama.

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

On April 1, 2021, the Company completed the acquisition of Cheaha Financial Group, Inc. (“Cheaha”), headquartered in Oxford, Alabama, and its wholly-owned subsidiary, Cheaha Bank. All of the issued and outstanding shares of Cheaha were converted into aggregate cash merger consideration of $41.1 million. On the date of the acquisition, Cheaha had total assets with a fair value of $240.7 million, including $120.4 million in loans, and $207.0 million in deposits, and served the residents of Calhoun County, Alabama through four branch locations. The Company recorded a core deposit intangible and goodwill of $0.8 million and $11.4 million, respectively, related to the acquisition of Cheaha.

De Novo Branches. We opened a new branch in Lake Charles, Louisiana in July 2020 and a new branch in New Orleans, Louisiana in November 2020. We also closed branch locations in Zachary and Prairieville, Louisiana in October 2020 and April 2021, respectively. We do not expect to open de novo branches in 2021.

COVID-19 Pandemic. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. The global COVID-19 pandemic and the public health response to minimize its impact have had severe adverse and disruptive effects on economic, financial market and oil market conditions beginning in the latter part of the first quarter of 2020, and continuing through the second quarter of 2021 and beyond. Beginning in the first quarter of 2020, government responses to the pandemic included mandated closures of businesses not deemed essential, restrictions on other businesses, and stay-at-home orders or recommendations, along with crowd restrictions, which caused steep increases in unemployment and decreases in consumer and business spending. Government authorities in our markets began allowing the re-opening of businesses and easing other restrictions in the second quarter of 2020; however, the country, including areas in which we do business, experienced multiple periods of resurgences of new cases in both the third and fourth quarters of 2020. Authorities reacted to these resurgences by extending or re-imposing some restrictions. In the first quarter of 2021, though certain regions of the U.S. faced increased rates of COVID-19 infections, overall our market areas experienced a decrease in the number of cases compared to the resurgence experienced during the winter months. In response, governmental authorities in our market areas relaxed or completely repealed certain restrictions. In recent months, economic activity in the U.S. has risen significantly, as COVID-19 vaccines have become widely available and pandemic-related restrictions lessened or were eliminated. Inflation has also increased significantly, and we cannot predict the extent to which these increases may be transitory. Federally funded pandemic-related additional unemployment benefits terminated in Texas at the end of June and in Louisiana at the end of July 2021. In July 2021, new cases of COVID-19 in our markets began to rise substantially, connected to the spread of the Delta variant. On July 27, 2021, the U.S. Centers for Disease Control and Prevention (“CDC”) changed its mask guidance to, among other things, recommend that fully vaccinated individuals wear masks indoors in areas of “substantial” or “high transmission,” which according to the CDC include all of our markets. We cannot predict the extent to which individuals may decide to restrict their activities as a result of these developments, the extent to which governments may reinstitute certain restrictions, nor what impact these developments may have on the economy or our business. The extent to which our operations and financial performance will be impacted by the pandemic during the remainder of 2021 will depend in part on future developments, including the long-term efficacy, global availability and acceptance of the vaccines, as well as the effects of governmental stimulus legislation and other actions taken in response to the pandemic.

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

Paycheck Protection Program. Beginning in the second quarter of 2020, the Bank has participated as a lender in the PPP as established by the CARES Act and as subsequently modified by other legislation. The PPP was established to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% and payments are deferred until the date on which the amount of loan forgiveness is remitted to the lender by the SBA, the forgiveness application is otherwise denied, or if no forgiveness application is filed 10 months after the end of the borrower’s covered period. PPP loans made prior to June 5, 2020 mature two years from origination, or if made on or after June 5, 2020, five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount. The original PPP program ceased taking applications on August 8, 2020. On December 27, 2020, the CAA was enacted that renewed the PPP and allocated additional funding for both new first time PPP loans under the original PPP and also authorized second draw PPP loans for certain eligible borrowers that had previously received a PPP loan. The application period for the renewed PPP lasted from January 1, 2021 through May 31, 2021. At June 30, 2021 and December 31, 2020, our loan portfolio included PPP loans with balances of $73.0 million and $94.5 million, respectively, all of which are included in commercial and industrial loans.

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

Impact on our Operations. As discussed above, within the states in which we operate, beginning in the first quarter of 2020, many jurisdictions declared health emergencies and executed stay-at-home orders and closed non-essential businesses which impacted our operations as well as the operations of our customers. Though authorities began phasing out certain restrictions in the summer of 2020, resurgences in the number of COVID-19 cases in the second and third quarters of 2020 resulted in the extension and, in some instances, the re-imposition of certain restrictions. For example, Louisiana, where most of our operations are currently located, had entered Phase 3, which eased previous restrictions, in the third quarter of 2020. However, the state subsequently experienced several resurgences in the number of cases in the fall and winter of 2020, which prompted the issuance of an order reverting back to a modified Phase 2 as of November 25, 2020, which was extended through March 2, 2021, when Louisiana re-entered Phase 3. Under Phase 3, generally speaking, places of public amusement are closed, only bars in qualifying parishes may open with stringent restrictions (except for takeout), most other nonessential businesses are restricted to 75% capacity, crowd sizes are limited to 250 people or 50% capacity for indoor gatherings, face coverings are mandatory and all individuals with a higher risk of severe illness from COVID-19 are urged to stay at home. On April 27, 2021, the Louisiana governor announced the termination of the statewide mask mandate (with some exceptions for schools, healthcare facilities, and governmental buildings) and the lifting of certain COVID-19 restrictions on bars, restaurants and other venues. Additionally, effective March 10, 2021, the Texas governor issued an order lifting the state’s mask mandate and rescinding most of its restrictions related to COVID-19. In July 2021, new cases of COVID-19 in our markets began to rise substantially, connected to the spread of the Delta variant. In response, on August 2, 2021 the Governor of Louisiana reinstituted the statewide mask mandate. We cannot predict the extent to which individuals may decide to restrict their activities as a result of these developments, the extent to which governments may reinstitute certain restrictions, nor what impact these developments may have on the economy or our business.

Financial services have been identified as a Critical Infrastructure Sector by the Department of Homeland Security, and therefore, our business remains open. We continue to service our consumer and business customers from our 34 branch locations and through drive-thrus, ATMs, internet banking, mobile application and telephone.

Impact on our financial results. As discussed in further detail below and in our Annual Report on Form 10-K for the year ended December 31, 2020, net income for 2020 decreased compared to 2019, largely due to our increased provision for loan losses during 2020 as a result of the impacts of the pandemic; however, we had record quarterly net income for the first and second quarters of 2021 as market conditions improved and our cost of funds decreased.

Discussion and Analysis of Financial Condition

For the six months ended June 30, 2021, net income was $11.0 million, or $1.05 and $1.04 per basic and diluted common share, respectively, compared to net income of $4.9 million, or $0.44 per basic and diluted common share for the six months ended June 30, 2020. Net income increased primarily due to the lower provision for loan losses, as we recorded a $6.3 million provision in the six months ended June 30, 2020 in response to the changing economic environment amidst the COVID-19 pandemic, compared to a $0.5 million provision in the six months ended June 30, 2021. Net income also increased due to an increase in our net interest income resulting from a significant decrease in our costs of deposits, driven by a reduction in the federal funds target rate. Improvement in our earnings per share resulted from the increase in net income and also from a decrease in our weighted-average shares outstanding due to our stock repurchase activity under our stock repurchase program. For the six months ended June 30, 2021, our net interest margin was 3.56%, return on average assets was 0.89%, and return on average equity was 8.93%. At June 30, 2021, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations.

Loans

General. Loans constitute our most significant asset, comprising 73% and 80% of our total assets at June 30, 2021 and December 31, 2020, respectively. Total loans increased $87.5 million, or 4.7%, to $1.95 billion at June 30, 2021 compared to $1.86 billion at December 31, 2020. The increase in loans was primarily the result of the acquisition of Cheaha.

Beginning in the second quarter of 2020, the Bank has participated as a lender in the PPP as established by the CARES Act. At June 30, 2021, the balance, net of repayments, of the Bank’s PPP loans originated was $73.0 million, compared to $94.5 million at December 31, 2020, and is included in the commercial and industrial loan portfolio. Eighty-five percent of the total number of PPP loans we have originated have principal balances of $150,000 or less. At June 30, 2021, approximately 57% of the total balance of PPP loans originated have been forgiven by the SBA or paid off by the customer.

Excluding loans acquired from Cheaha on April 1, 2021 with a total balance of $120.0 million at June 30, 2021 and PPP loans with a total balance of $73.0 million ($1.7 million acquired from Cheaha) and $94.5 million at June 30, 2021 and December 31, 2020, respectively, loans decreased $9.3 million, or 0.5%, at June 30, 2021 compared to December 31, 2020.

The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands).

	June 30, 2021		December 31, 2020
		Percentage of		Percentage of
	Amount	Total Loans	Amount	Total Loans
Construction and development	$213,070	10.9%	$206,011	11.1%
1-4 Family	375,690	19.3	339,525	18.2
Multifamily	60,309	3.1	60,724	3.3
Farmland	22,263	1.1	26,547	1.4
Commercial real estate
Owner-occupied	438,590	22.5	375,421	20.2
Nonowner-occupied	445,125	22.9	436,974	23.5
Total mortgage loans on real estate	1,555,047	79.8	1,445,202	77.7
Commercial and industrial	370,203	19.0	394,497	21.2
Consumer	22,570	1.2	20,619	1.1
Total loans	$1,947,820	100.0%	$1,860,318	100.0%

At June 30, 2021, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $808.8 million, an increase of $38.9 million, or 5.0%, compared to $769.9 million at December 31, 2020. The increase in the business lending portfolio was driven by the growth in the owner-occupied commercial real estate portfolio. The business lending portfolio acquired from Cheaha totaled $22.3 million at June 30, 2021 and included approximately $7.7 million in owner-occupied commercial real estate loans. The remaining growth was driven by a $55.5 million increase in the owner-occupied commercial real estate portfolio, partially offset by the decrease in the commercial and industrial loan portfolio during the period driven by payoffs of PPP loans.

Consumer loans totaled $22.6 million at June 30, 2021, an increase of $2.0 million, or 9.5%, compared to $20.6 million at December 31, 2020. The increase in consumer loans is mainly attributable to the acquisition of Cheaha, which added consumer loans totaling $6.1 million at June 30, 2021. Excluding the consumer loans acquired from Cheaha, consumer loans decreased $4.1 million, or 19.9%, due to the scheduled paydowns of consumer loans, most of which relate to our former indirect auto loan business.

The following table sets forth loans outstanding at June 30, 2021, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$165,253	$25,364	$17,180	$5,222	$51	$213,070
1-4 Family	73,372	101,499	41,720	18,792	140,307	375,690
Multifamily	13,362	43,986	2,453	370	138	60,309
Farmland	6,157	7,768	8,241	97	—	22,263
Commercial real estate
Owner-occupied	50,079	132,835	173,772	65,120	16,784	438,590
Nonowner-occupied	81,477	180,570	145,102	37,976	—	445,125
Total mortgage loans on real estate	389,700	492,022	388,468	127,577	157,280	1,555,047
Commercial and industrial	182,722	142,082	24,922	12,691	7,786	370,203
Consumer	7,209	13,623	1,304	430	4	22,570
Total loans	$579,631	$647,727	$414,694	$140,698	$165,070	$1,947,820

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2021 and December 31, 2020, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

Our loan portfolio includes loans to businesses in certain industries that may be more significantly affected by the pandemic than others. These loans, including loans related to oil and gas, food services, hospitality, and entertainment, represented approximately 6.4% of our total loan portfolio, or 5.9% excluding PPP loans, at June 30, 2021, compared to 6.6% of our total portfolio, or 5.7% excluding PPP loans, at December 31, 2020, as shown in the table below.

Industry	Percentage of Loan Portfolio June 30, 2021	Percentage of Loan Portfolio June 30, 2021 (excluding PPP loans)	Percentage of Loan Portfolio December 31, 2020	Percentage of Loan Portfolio December 31, 2020 (excluding PPP loans)
Oil and gas	2.7%	2.5%	3.3%	2.6%
Food services	2.9	2.6	2.5	2.3
Hospitality	0.4	0.4	0.4	0.4
Entertainment	0.4	0.4	0.4	0.4
Total	6.4%	5.9%	6.6%	5.7%

Loan Deferral Program. In response to the COVID-19 pandemic, beginning in the first quarter of 2020, the Bank offered short-term modifications to borrowers impacted by the pandemic who are current and otherwise not past due. These currently include short-term modifications of 90 days or less, in the form of deferrals of payment of principal and interest, principal only, or interest only, and fee waivers. As of June 30, 2021, the balance of loans participating in the 90-day deferral program was approximately $0.3 million, or 0.01% of the total loan portfolio, compared to $5.9 million, or 0.3% of the total loan portfolio, at December 31, 2020. As 90-day loan deferrals have expired, most customers have returned to their regular payment schedules. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 11% of our total assets and totaled $281.2 million at June 30, 2021, an increase of $0.3 million, or 0.1%, from $280.8 million at December 31, 2020. The increase in investment securities at June 30, 2021 compared to December 31, 2020 resulted from a decreased investment in obligations of U.S. government agencies and corporations being slightly offset by increases in investments across other types of securities including obligations of state and political subdivisions and commercial mortgage-backed securities.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	June 30, 2021		December 31, 2020
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of U.S. government agencies and corporations	$25,448	9.1%	$36,821	13.1%
Obligations of state and political subdivisions	34,981	12.4	30,362	10.8
Corporate bonds	29,079	10.3	27,708	9.8
Residential mortgage-backed securities	128,783	45.8	126,807	45.2
Commercial mortgage-backed securities	62,881	22.4	59,146	21.1
Total	$281,172	100.0%	$280,844	100.0%

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

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at June 30, 2021 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$830	5.88%	$2,745	5.88%	$4,409	3.59%	$—	—%
Residential mortgage-backed securities	—	—	—	—	—	—	3,828	2.85
Available for sale:
Obligations of U.S. government agencies and corporations	61	2.50	2,389	2.52	21,054	2.32	1,832	1.24
Obligations of state and political subdivisions	25	2.66	972	3.13	9,475	2.57	15,828	3.60
Corporate bonds	350	2.00	8,046	1.66	16,483	4.09	4,000	2.69
Residential mortgage-backed securities	—	—	—	—	289	1.99	123,908	1.76
Commercial mortgage-backed securities	—	—	1,130	2.94	4,578	1.72	57,286	1.80
	$1,266		$15,282		$56,288		$206,682

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at June 30, 2021 and December 31, 2020 (dollars in thousands).

	June 30, 2021		December 31, 2020
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$582,109	25.8%	$448,230	23.7%
Interest-bearing demand deposits	630,829	27.9	496,745	26.3
Brokered deposits	100,117	4.4	80,017	4.2
Money market deposit accounts	243,058	10.8	186,307	9.9
Savings accounts	174,385	7.7	141,134	7.5
Time deposits	529,668	23.4	535,391	28.4
Total deposits	$2,260,166	100.0%	$1,887,824	100.0%

Total deposits were $2.26 billion at June 30, 2021, an increase of $372.3 million, or 19.7%, compared to $1.89 billion at December 31, 2020. The Company acquired approximately $207.0 million in deposits from Cheaha at the time of acquisition on April 1, 2021. The COVID-19 pandemic has created a significant amount of excess liquidity in the market, and, as a result, we experienced large increases in both noninterest and interest-bearing demand deposits, and in money market deposit accounts and savings accounts compared to December 31, 2020. These increases were primarily driven by reduced spending by consumer and business customers related to the COVID-19 pandemic, and increases in PPP borrowers’ deposit accounts. We believe these factors may be temporary depending on the future economic effects of the COVID-19 pandemic. The Bank utilized $100.1 million in brokered deposits in the second quarter of 2021, an increase of $20.1 from the fourth quarter of 2020, which are used to satisfy the required borrowings under its interest rate swap agreements, due to more favorable pricing. Management made the strategic decision to either reprice or run-off higher yielding time deposits and other interest-bearing deposit products during the year ended December 31, 2020 and the six months ended June 30, 2021, which contributed to our decreased cost of deposits compared to the six months ended June 30, 2020, discussed in Results of Operations below.

Our deposit mix has improved and reflects our consistent focus on relationship banking and growing our commercial relationships, as well as the effects of the pandemic on consumer and business spending.

The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at June 30, 2021 and December 31, 2020 (dollars in thousands).

	June 30, 2021		December 31, 2020
	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Time remaining until maturity:
Three months or less	$86,853	$2,521	$78,482	$1,733
Over three months through six months	65,012	1,774	73,456	2,619
Over six months through twelve months	104,041	6,166	108,901	3,128
Over one year through three years	71,505	4,995	90,101	4,202
Over three years	12,472	329	10,529	283
	$339,883	$15,785	$361,469	$11,965

Borrowings

Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bank and The Independent Bankers Bank totaling $60.0 million, subordinated debt issued in 2017 and 2019, and junior subordinated debentures assumed through acquisitions.

Securities sold under agreements to repurchase increased $1.1 million to $6.7 million at June 30, 2021 from $5.7 million at December 31, 2020. Our advances from the FHLB were $82.5 million at June 30, 2021, a decrease of $38.0 million, or 31.5%, from FHLB advances of $120.5 million at December 31, 2020.

We had no outstanding balances drawn on unsecured lines of credit at June 30, 2021 or December 31, 2020. The carrying value of the subordinated debt was $42.9 million at June 30, 2021 and December 31, 2020. The $8.3 million and $5.9 million in junior subordinated debt at June 30, 2021 and December 31, 2020, respectively, represents the junior subordinated debentures that we assumed through acquisition. The $2.4 million increase in junior subordinated debt at June 30, 2021 compared to December 31, 2020 was a result of the acquisition of Cheaha.

The average balances and cost of funds of short-term borrowings for the six months ended June 30, 2021 and 2020 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Federal funds purchased and other short-term borrowings	$5,300	$67,045	0.19%	1.24%
Securities sold under agreements to repurchase	5,415	3,960	0.20	0.47
Total short-term borrowings	$10,715	$71,005	0.20%	1.20%

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

Results of Operations

Performance Summary

Three months ended June 30, 2021 vs. three months ended June 30, 2020. For the three months ended June 30, 2021, net income was $5.7 million, or $0.54 and $0.53 per basic and diluted common share, respectively, compared to net income of $4.3 million, or $0.39 per basic and diluted common share, for the three months ended June 30, 2020. The primary drivers of the increase in net income are related to the state of the economy and financial markets at June 30, 2020, which led to increased provision for loan losses recorded for the three months ended June 30, 2020, along with a decrease in interest expense for the three months ended June 30, 2021 driven by the reduction in the federal funds target rate, discussed above. As shown on the consolidated statement of income for the three months ended June 30, 2020, a provision for loan losses of $2.5 million was recorded, primarily attributable to the COVID-19 pandemic, compared to a provision for loan losses of $0.1 million for the three months ended June 30, 2021. Improvement in our earnings per share resulted from the increase in net income and also from a decrease in our weighted-average shares outstanding due to our repurchase activity under our stock repurchase program. Return on average assets increased to 0.86% for the three months ended June 30, 2021 compared to 0.75% for the three months ended June 30, 2020. Return on average equity was 9.06% for the three months ended June 30, 2021 compared to 7.26% for the three months ended June 30, 2020.

Six months ended June 30, 2021 vs. six months ended June 30, 2020. For the six months ended June 30, 2021, net income was $11.0 million, or $1.05 and $1.04 per basic and diluted common share, respectively, compared to net income of $4.9 million, or $0.44 per basic and diluted common share, for the six months ended June 30, 2020. The primary drivers of the increase in net income are related to the state of the economy and financial markets at June 30, 2020, which led to increased provision for loan losses recorded for the six months ended June 30, 2020, along with a decrease in interest expense for the six months ended June 30, 2021 driven by the reduction in the federal funds target rate, discussed above. As shown on the consolidated statement of income for the six months ended June 30, 2020, a provision for loan losses of $6.3 million was recorded, primarily attributable to the COVID-19 pandemic, compared to a provision for loan losses of $0.5 million for the six months ended June 30, 2021. Improvement in our earnings per share resulted from the increase in net income and also from a decrease in our weighted-average shares outstanding due to our repurchase activity under our stock repurchase program. Return on average assets increased to 0.89% for the six months ended June 30, 2021 compared to 0.44% for the six months ended June 30, 2020. Return on average equity was 8.93% for the six months ended June 30, 2021 compared to 4.09% for the six months ended June 30, 2020.

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

Three months ended June 30, 2021 vs. three months ended June 30, 2020. Net interest income increased 15.4% to $21.2 million for the three months ended June 30, 2021 compared to $18.3 million for the same period in 2020. This increase is due primarily to the decrease in the cost of deposits compared to the same period in 2020. Average interest-bearing deposits increased approximately $274.3 million and average short- and long-term borrowings decreased $72.0 million for the three months ended June 30, 2021 compared to the same period in 2020, but we experienced a $2.3 million decrease in interest expense, discussed in more detail below. The increase in interest-bearing deposits resulted from both the acquisition of Cheaha and organic growth of the Company. The organic growth experienced was partially driven by reduced consumer and business spending related to the pandemic as well as increases in PPP borrowers' deposit accounts. There was also a $150.7 million increase in average loans, driven by the acquisition of Cheaha, compared to the same period in 2020, and we experienced a $0.5 million increase in interest income, also discussed in more detail below.

Interest income was $24.3 million, including $1.2 million of interest and fees for PPP loans, for the three months ended June 30, 2021, compared to $23.8 million, including $0.8 million of interest and fees for PPP loans, for the same period in 2020. Loan interest income made up substantially all of our interest income for the three months ended June 30, 2021 and 2020. An increase in interest income of $2.5 million can be attributed to the change in the volume of interest-earning assets, and a decrease of $1.9 million can be attributed to a decrease in the yield earned on those assets. The overall yield on interest-earning assets was 4.00% and 4.49% for the three months ended June 30, 2021 and 2020, respectively. The loan portfolio yielded 4.78% for the three months ended June 30, 2021 compared to 4.97% for the three months ended June 30, 2020, while the yield on the investment portfolio was 1.33% for the three months ended June 30, 2021 compared to 2.14% for the three months ended June 30, 2020.

Interest expense was $3.2 million for the three months ended June 30, 2021, a decrease of $2.3 million compared to interest expense of $5.5 million for the three months ended June 30, 2020. A decrease in interest expense of $0.6 million resulted from the change in volume of interest-bearing liabilities and a decrease of $1.7 million resulted from the decrease in the cost of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $202.3 million for the three months ended June 30, 2021 compared to the same period in 2020 mainly as a result of a $274.3 million increase in interest-bearing deposits, while average debt decreased by $72.0 million. The cost of deposits decreased 69 basis points to 0.51% for the three months ended June 30, 2021 compared to 1.20% for the three months ended June 30, 2020 as a result of the decrease in the rates offered for our all of our interest-bearing deposit products, which are driven by the federal funds target rate. Management also made a strategic decision to either reprice or run-off higher yielding time deposits and other interest-bearing deposit products during 2020 and the first and second quarters of 2021, which substantially contributed to our decreased cost of deposits compared to the quarter ended June 30, 2020. The cost of interest-bearing liabilities decreased 66 basis points to 0.70% for the three months ended June 30, 2021 compared to 1.36% for the same period in 2020, due to the decrease in the cost of both deposits and short-term borrowings.

Net interest margin was 3.48% for the three months ended June 30, 2021, an increase of two basis points from 3.46% for the three months ended June 30, 2020. The increase in net interest margin was primarily driven by a decrease in the cost of interest-bearing liabilities.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended June 30, 2021 and 2020. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended June 30,
	2021			2020
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,940,513	$23,135	4.78%	$1,789,863	$22,118	4.97%
Securities:
Taxable	283,318	860	1.22	244,703	1,253	2.06
Tax-exempt	22,061	149	2.71	29,150	202	2.79
Interest-earning balances with banks	195,476	203	0.42	66,520	229	1.38
Total interest-earning assets	2,441,368	24,347	4.00	2,130,236	23,802	4.49
Cash and due from banks	40,639			25,900
Intangible assets	44,727			32,561
Other assets	143,774			121,706
Allowance for loan losses	(20,458)			(14,321)
Total assets	$2,650,050			$2,296,082
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$854,504	$701	0.33%	$597,022	$827	0.56%
Brokered deposits	97,245	240	0.99	—	—	—
Savings deposits	173,553	71	0.16	125,680	94	0.30
Time deposits	552,169	1,102	0.80	680,466	3,269	1.93
Total interest-bearing deposits	1,677,471	2,114	0.51	1,403,168	4,190	1.20
Short-term borrowings	10,030	5	0.21	84,447	233	1.11
Long-term debt	130,245	1,063	3.27	127,807	1,040	3.27
Total interest-bearing liabilities	1,817,746	3,182	0.70	1,615,422	5,463	1.36
Noninterest-bearing deposits	559,431			424,344
Other liabilities	21,080			19,665
Stockholders’ equity	251,793			236,651
Total liabilities and stockholders’ equity	$2,650,050			$2,296,082
Net interest income/net interest margin		$21,165	3.48%		$18,339	3.46%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

	Three months ended June 30, 2021 vs.
	Three months ended June 30, 2020
	Volume	Rate	Net(1)
Interest income:
Loans	$1,861	$(844)	$1,017
Securities:
Taxable	198	(591)	(393)
Tax-exempt	(49)	(4)	(53)
Interest-earning balances with banks	443	(469)	(26)
Total interest-earning assets	2,453	(1,908)	545
Interest expense:
Interest-bearing demand deposits	357	(482)	(125)
Brokered deposits	(201)	442	241
Savings deposits	36	(59)	(23)
Time deposits	(615)	(1,554)	(2,169)
Short-term borrowings	(206)	(22)	(228)
Long-term debt	20	3	23
Total interest-bearing liabilities	(609)	(1,672)	(2,281)
Change in net interest income	$3,062	$(236)	$2,826

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Six months ended June 30, 2021 vs. six months ended June 30, 2020. Net interest income increased 14.4% to $40.8 million for the six months ended June 30, 2021 compared to $35.7 million for the same period in 2020. This increase is due primarily to the decrease in the cost of deposits compared to the same period in 2020. Average interest-bearing deposits increased approximately $194.1 million and average short- and long-term borrowings decreased $60.5 million for the six months ended June 30, 2021 compared to the same period in 2020, but we experienced a $5.2 million decrease in interest expense, discussed in more detail below. The increase in interest-bearing deposits resulted from both the acquisition of Cheaha and organic growth of the Company. The organic growth experienced was partially driven by reduced consumer and business spending related to the pandemic as well as increases in PPP borrowers' deposit accounts. There was also a $154.2 million increase in average loans, driven by the acquisition of Cheaha, compared to the same period in 2020, but we experienced a $0.1 million decrease in interest income, also discussed in more detail below.

Interest income was $47.3 million, including $2.6 million of interest and fees for PPP loans, for the six months ended June 30, 2021, compared to $47.4 million, including $0.7 million of interest and fees for PPP loans, for the same period in 2020. Loan interest income made up substantially all of our interest income for the six months ended June 30, 2021 and 2020. An increase in interest income of $4.8 million, can be attributed to the change in the volume of interest-earning assets, and a decrease of $4.9 million can be attributed to a decrease in the yield earned on those assets. The overall yield on interest-earning assets was 4.12% and 4.61% for the six months ended June 30, 2021 and 2020, respectively. The loan portfolio yielded 4.75% for the six months ended June 30, 2021 compared to 5.05% for the six months ended June 30, 2020, while the yield on the investment portfolio was 1.48% for the six months ended June 30, 2021 compared to 2.30% for the six months ended June 30, 2020.

Interest expense was $6.5 million for the six months ended June 30, 2021, a decrease of $5.2 million compared to interest expense of $11.7 million for the six months ended June 30, 2020. A decrease in interest expense of $1.9 million resulted from the change in volume of interest-bearing liabilities and a decrease of $3.4 million resulted from the decrease in the cost of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $133.6 million for the six months ended June 30, 2021 compared to the same period in 2020 mainly as a result of a $194.1 million increase in interest-bearing deposits, while average debt decreased by $60.5 million. The cost of deposits decreased 78 basis points to 0.56% for the six months ended June 30, 2021 compared to 1.34% for the six months ended June 30, 2020 as a result of the decrease in the rates offered for our all of our interest-bearing deposit products, which are driven by the federal funds target rate. Management also made a strategic decision to either reprice or run-off higher yielding time deposits and other interest-bearing deposit products during 2020 and the first and second quarters of 2021, which substantially contributed to our decreased cost of deposits compared to the quarter ended June 30, 2020. The cost of interest-bearing liabilities decreased 73 basis points to 0.76% for the six months ended June 30, 2021 compared to 1.49% for the same period in 2020, due to the decrease in the cost of both deposits and short-term borrowings.

Net interest margin was 3.56% for the six months ended June 30, 2021, an increase of nine basis points from 3.47% for the six months ended June 30, 2020. The increase in net interest margin was primarily driven by a decrease in the cost of interest-bearing liabilities.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the six months ended June 30, 2021 and 2020. Averages presented in the table below are daily averages (dollars in thousands).

	Six months ended June 30,
	2021			2020
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,899,122	$44,762	4.75%	$1,744,935	$43,787	5.05%
Securities:
Taxable	276,716	1,899	1.38	247,142	2,763	2.25
Tax-exempt	21,150	289	2.76	28,704	387	2.71
Interest-earning balances with banks	117,328	366	0.63	49,443	486	1.98
Total interest-earning assets	2,314,316	47,316	4.12	2,070,224	47,423	4.61
Cash and due from banks	35,516			26,230
Intangible assets	38,454			31,930
Other assets	135,309			114,448
Allowance for loan losses	(20,502)			(12,533)
Total assets	$2,503,093			$2,230,299
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$795,829	$1,386	0.35%	$576,782	$2,030	0.71%
Brokered deposits	90,576	449	1.00	—	—	—
Savings deposits	159,891	137	0.17	121,416	223	0.37
Time deposits	535,230	2,444	0.92	689,203	6,969	2.03
Total interest-bearing deposits	1,581,526	4,416	0.56	1,387,401	9,222	1.34
Short-term borrowings	10,715	11	0.20	71,005	423	1.20
Long-term debt	128,812	2,090	3.27	129,027	2,104	3.28
Total interest-bearing liabilities	1,721,053	6,517	0.76	1,587,433	11,749	1.49
Noninterest-bearing deposits	513,238			384,114
Other liabilities	19,275			18,620
Stockholders’ equity	249,527			240,132
Total liabilities and stockholders’ equity	$2,503,093			$2,230,299
Net interest income/net interest margin		$40,799	3.56%		$35,674	3.47%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

	Six months ended June 30, 2021 vs.
	Six months ended June 30, 2020
	Volume	Rate	Net(1)
Interest income:
Loans	$3,869	$(2,894)	$975
Securities:
Taxable	331	(1,195)	(864)
Tax-exempt	(102)	4	(98)
Interest-earning balances with banks	666	(786)	(120)
Total interest-earning assets	4,764	(4,871)	(107)
Interest expense:
Interest-bearing demand deposits	771	(1,415)	(644)
Brokered deposits	(774)	1,225	451
Savings deposits	70	(155)	(85)
Time deposits	(1,556)	(2,972)	(4,528)
Short-term borrowings	(360)	(53)	(413)
Long-term debt	(3)	(10)	(13)
Total interest-bearing liabilities	(1,852)	(3,380)	(5,232)
Change in net interest income	$6,616	$(1,491)	$5,125

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

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

Three months ended June 30, 2021 vs. three months ended June 30, 2020. Total noninterest income increased $0.2 million, or 3.8%, to $4.1 million for the three months ended June 30, 2021 compared to $3.9 million for the three months ended June 30, 2020. The increase in noninterest income is mainly attributable to a $0.5 million increase in the gain on sale of investment securities and $0.2 million increases in service charges on deposit accounts and interchange fees, partially offset by a $0.7 million decrease in other operating income, compared to the three months ended June 30, 2020. The decrease in other operating income compared to the three months ended June 30, 2020 was driven by a $0.6 million decrease in derivative fee income.

Six months ended June 30, 2021 vs. six months ended June 30, 2020. Total noninterest income increased $1.4 million, or 28.4%, to $6.4 million for the six months ended June 30, 2021 compared to $5.0 million for the six months ended June 30, 2020. The increase in noninterest income is mainly attributable to a $1.0 million increase in the gain on sale of investment securities and the $0.2 million increase in the fair value of equity securities compared to a loss in fair value of equity securities of $0.6 million during the six months ended June 30, 2020. The change in the fair value of equity securities during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 is attributable to closing prices and mix of equity securities held by the Company at June 30, 2021 and fluctuates with market activity. These increases were partially offset by a $0.7 million decrease in the other operating income, primarily due to the decrease in derivative income discussed above, compared to the six months ended June 30, 2020.

Noninterest Expense

Three months ended June 30, 2021 vs. three months ended June 30, 2020. Total noninterest expense was $18.0 million for the three months ended June 30, 2021, an increase of $3.5 million, or 24.0%, compared to the same period in 2020. The increase is primarily attributable to the $1.4 million and $1.3 million increases in acquisition expense and salaries and employee benefits, respectively. The $1.3 million increase in salaries and employee benefits was driven by an increase in employees following the acquisition of Cheaha, as well as an increase in health insurance claims and deferred compensation costs.

Six months ended June 30, 2021 vs. six months ended June 30, 2020. Total noninterest expense was $32.8 million for the six months ended June 30, 2021, an increase of $4.4 million, or 15.4%, compared to the same period in 2020. The increase is primarily attributable to the $2.1 million and $1.0 million increases in salaries and employee benefits and acquisition expense, respectively. The $2.0 million increase in salaries and employee benefits was driven by an increase in employees following the Cheaha acquisition and the addition of two de novo branches in the second and third quarters of 2020, as well as unfavorable health insurance claims, and deferred compensation costs. For additional information on acquisition expenses, see Note 2 to the financial statements herein.

Income Tax Expense

Income tax expense for the three months ended June 30, 2021 and 2020 was $1.5 million and $1.0 million, respectively. The effective tax rate for the three months ended June 30, 2021 and 2020 was 20.7% and 19.2%, respectively. Income tax expense for the six months ended June 30, 2021 and 2020 was $2.9 million and $1.2 million, respectively. The effective tax rate for the six months ended June 30, 2021 and 2020 was 20.9% and 19.3%, respectively.

For the three and six months ended June 30, 2021 and 2020, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities.

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

At June 30, 2021 and December 31, 2020, there were no loans classified as loss. There was $0.6 million of loans classified as doubtful at June 30, 2021, compared to $0.9 million at December 31, 2020. At June 30, 2021 and December 31, 2020, there were $42.2 million and $20.1 million, respectively, of loans classified as substandard, and $7.0 million and $16.9 million, respectively, of loans classified as special mention. The increase in substandard loans compared to December 31, 2020 was driven by several commercial and industrial loan relationships primarily within the energy sector, as well as several owner-occupied commercial real estate relationships.

An independent loan review is conducted annually, whether internally or externally, on at least 40% of commercial loans utilizing a risk-based approach designed to maximize the effectiveness of the review. Internal loan review is independent of the loan underwriting and approval process. In addition, credit analysts periodically review certain commercial loans to identify negative financial trends related to any one borrower, any related groups of borrowers, or an industry. All loans not categorized as pass are put on an internal watch list, with quarterly reports to the board of directors. In addition, a written status report is maintained by our special assets division for all commercial loans categorized as substandard or worse. We use this information in connection with our collection efforts.

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

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by type. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $20.4 million at June 30, 2021 and December 31, 2020.

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

Impaired loans at June 30, 2021, which include TDRs and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses, were $23.8 million compared to $19.2 million at December 31, 2020. At June 30, 2021 and December 31, 2020, $0.3 million and $0.2 million, respectively, of the allowance for loan losses was specifically allocated to impaired loans.

The provision for loan losses is a charge to expense in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the six months ended June 30, 2021 and 2020, the provision for loan losses was $0.5 million and $6.3 million, respectively. Additional provision for loan losses was recorded in the six months ended June 30, 2020 primarily as a result of the deterioration of market conditions which were adversely affected by the COVID-19 pandemic. The Company continues to assess the impact the pandemic may have on its loan portfolio to determine the need for additional reserves.

Acquired loans that are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. Because ASC 310-30 does not permit carry over or recognition of an allowance for loan losses, we may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses if future cash flows deteriorate below initial projections. In 2020, one acquired loan accounted for under ASC 310-30 required a specific reserve of $0.2 million, which was charged to provision for loan losses. There was no additional provision for loan losses recorded for ASC 310-30 loans during the six months ended June 30, 2021.

The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	June 30, 2021	December 31, 2020
Construction and development	$2,260	$2,375
1-4 Family	3,231	3,370
Multifamily	673	589
Farmland	398	435
Commercial real estate	9,148	8,496
Total mortgage loans on real estate	15,710	15,265
Commercial and industrial	4,306	4,558
Consumer	429	540
Total	$20,445	$20,363

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Allowance at beginning of period	$20,423	$14,233	$20,363	$10,700
Provision for loan losses	114	2,500	514	6,260
Charge-offs:
Mortgage loans on real estate:
Construction and development	(11)	—	(11)	—
1-4 Family	—	—	(134)	(160)
Farmland	(13)	—	(13)	—
Commercial real estate	—	(76)	—	(76)
Commercial and industrial	(88)	—	(303)	(7)
Consumer	(43)	(75)	(99)	(170)
Total charge-offs	(155)	(151)	(560)	(413)
Recoveries
Mortgage loans on real estate:
Construction and development	3	9	13	22
1-4 Family	14	5	20	9
Commercial real estate	1	31	3	31
Commercial and industrial	14	3	19	5
Consumer	31	27	73	43
Total recoveries	63	75	128	110
Net charge-offs	(92)	(76)	(432)	(303)
Balance at end of period	$20,445	$16,657	$20,445	$16,657
Net charge-offs to:
Loans - average	—%	—%	0.02%	0.02%
Allowance for loan losses	0.45%	0.46%	2.11%	1.82%
Allowance for loan losses to:
Total loans	1.05%	0.92%	1.05%	0.92%
Nonperforming loans	97.83%	127.62%	97.83%	127.62%

The allowance for loan losses to total loans was 1.05% and 0.92% at June 30, 2021 and 2020, respectively. The allowance for loan losses to nonperforming loans decreased to 97.83% at June 30, 2021 compared to 127.62% at June 30, 2020. The increase in the allowance for loan losses to total loans at June 30, 2021 is primarily due to the increase in the allowance for loan losses throughout 2020 in response to the deterioration of economic conditions related to the COVID-19 pandemic compared to June 30, 2020. The decrease in the allowance for loan losses to nonperforming loans is due to the increase in nonperforming loans, which increased to $20.9 million at June 30, 2021 compared to $13.1 million at June 30, 2020.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs, which include recoveries of amounts previously charged off, for the three and six months ended June 30, 2021 were $0.1 million and $0.4 million, respectively, equal to 0% and 0.02%, respectively, of the average loan balance for each period. Net charge-offs for the three and six months ended June 30, 2020 were $0.1 million and $0.3 million, respectively, equal to 0% and 0.02%, respectively, of the average loan balance for each period.

Management believes the allowance for loan losses at June 30, 2021 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to the scope and duration of the COVID-19 pandemic and its continued influence on the economy, other unanticipated adverse changes in the economy, or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

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

There were 34 loans classified as TDRs at June 30, 2021 that totaled $13.9 million, compared to 34 loans totaling $14.7 million at December 31, 2020. At June 30, 2021, twelve of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, eight restructured loans were considered TDRs due to principal payment forbearance, paying interest only for a specified period of time, eight of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, four of the restructured loans were considered TDRs due to principal and interest forbearance, and two restructured loans were considered TDRs due to a reduction in principal payments on a modified payment schedule.

As of June 30, 2021, one $1.3 million commercial real estate TDR was in default of its modified terms and is included in nonaccrual loans. At December 31, 2020, none of the TDRs were in default of their modified terms and included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.

The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans for which information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	As of and for the six months ended	As of and for the year ended
	June 30, 2021	December 31, 2020
Nonaccrual loans	$19,290	$13,506
Accruing loans past due 90 days or more	1,609	321
Total nonperforming loans	$20,899	$13,827
TDRs	6,835	8,017
Total nonperforming loans and restructured loans	$27,734	$21,844
Interest income recognized on nonperforming loans and restructured loans	$536	$757
Interest income foregone on nonperforming loans and restructured loans	$327	$455

Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 1.07% and 0.74% of total loans at June 30, 2021 and December 31, 2020, respectively.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value, less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. Other real estate owned with a cost basis of $28,000 was sold during the three and six months ended June 30, 2021 resulting in a loss of $5,000. Other real estate owned with a cost basis of $0.1 million and was sold during the six months ended June 30, 2020, resulting in a gain of $26,000 for the period. At June 30, 2021, approximately $2.7 million of loans secured by real estate were in the process of foreclosure.

The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	June 30, 2021	December 31, 2020
1-4 Family	$855	$28
Commercial real estate	635	635
Total other real estate owned	$1,490	$663

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Six months ended June 30,
	2021	2020
Balance, beginning of period	$663	$133
Additions	501	—
Transfers from acquired loans	354	48
Sales of other real estate owned	(28)	(105)
Balance, end of period	$1,490	$76

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

Short term interest rate risk management tactics are decided by the ALCO where risk exposures exist out into the 1 to 2 year horizon. Tactics are formulated and presented to the ALCO for discussion, modification, and/or approval. Such tactics may include asset and liability acquisitions of appropriate maturities in the cash market, loan and deposit product/pricing strategy modification, and derivatives hedging activities to the extent such activity is authorized by the Board of Directors.

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At June 30, 2021, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of June 30, 2021
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income(1)
+300	13.2%
+200	8.9%
+100	5.0%
-100	(4.2)%

(1)

The percentage change in this column represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.

The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. However, there are a number of factors that influence the effect of interest rate fluctuations on us which are difficult to measure and predict. For example, a rapid drop in interest rates might cause our loans to repay at a more rapid pace and certain mortgage-related investments to prepay more quickly than projected. Conversely, a rapid rise in rates could give us an opportunity to increase our yield on loans and other interest-bearing assets and stifle the rate of repayment on our mortgage-related loans which would increase our returns. As a result, because these assumptions are inherently uncertain, actual results will differ from simulated results.

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At June 30, 2021 and December 31, 2020, 74% and 69% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At June 30, 2021, securities with a carrying value of $118.2 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $84.6 million in pledged securities at December 31, 2020.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2021, the balance of our outstanding advances with the FHLB was $82.5 million, a decrease from $120.5 million at December 31, 2020. The total amount of the remaining credit available to us from the FHLB at June 30, 2021 was $726.0 million.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $6.7 million of repurchase agreements outstanding at June 30, 2021 compared to $5.7 million of repurchase agreements outstanding at December 31, 2020.

We maintain unsecured lines of credit with other commercial banks totaling $60.0 million. The lines of credit mature at various times within the next year. We had no outstanding balances on our unsecured lines of credit at June 30, 2021 and December 31, 2020.

In addition, at both June 30, 2021 and December 31, 2020, we had $43.6 million in aggregate principal amount of subordinated debt outstanding. For additional information, see our Annual Report on Form 10-K for the year ended December 31, 2020, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discussion and Analysis of Financial Condition - Borrowings - 2029 Notes and 2027 Notes” and Note 11 to the financial statements included in such report.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. At June 30, 2021 and December 31, 2020, we held $100.1 million and $80.0 million, respectively, in brokered deposits, as defined for federal regulatory purposes, which the Bank uses periodically to satisfy the required borrowings under its interest rate swap agreements, due to more favorable pricing. We also hold QwickRate® deposits, included in our time deposit balances, which we obtain through a qualified network to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At June 30, 2021, we held $72.7 million of QwickRate® deposits, a decrease compared to $123.1 million at December 31, 2020.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three month periods ended June 30, 2021 and 2020.

	Percentage of Total		Percentage of Total		Cost of Funds		Cost of Funds
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Noninterest-bearing demand deposits	24%	21%	23%	19%	—%	—%	—%	—%
Interest-bearing demand deposits	36	29	36	29	0.33	0.56	0.35	0.71
Brokered deposits	4	—	4	—	0.99	—	1.00	—
Savings accounts	7	6	7	6	0.16	0.30	0.17	0.37
Time deposits	23	34	24	35	0.80	1.93	0.92	2.03
Short-term borrowings	—	4	—	4	0.21	1.11	20.00	1.20
Long-term borrowed funds	6	6	6	7	3.27	3.27	3.27	3.28
Total deposits and borrowed funds	100%	100%	100%	100%	0.54%	1.07%	0.59%	1.20%

Capital management. Our primary sources of capital include retained earnings, capital obtained through acquisitions, and proceeds from the sale of our capital stock and subordinated debt. We may issue additional common stock and debt securities from time to time to fund acquisitions and support our organic growth.

During the six months ended June 30, 2021, the Company paid $1.4 million in dividends, compared to $1.3 million during the six months ended June 30, 2020. The Company declared dividends on its common stock of $0.15 per share during the six months ended June 30, 2021 compared to dividends of $0.12 per share during the six months ended June 30, 2020. Our board of directors has authorized a share repurchase program and, at June 30, 2021, the Company had 515,240 shares of its common stock remaining authorized for repurchase under the program. During the six months ended June 30, 2021, the Company paid $4.5 million to repurchase 249,590 shares of its common stock, compared to paying $7.8 million to repurchase 429,473 shares of its common stock during the six months ended June 30, 2020.

We are subject to various regulatory capital requirements administered by the Federal Reserve and the OCC which specify capital tiers, including the following classifications for the Bank under the OCC’s prompt corrective action regulations.

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

The Company and the Bank each were in compliance with all regulatory capital requirements at June 30, 2021 and December 31, 2020. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement for Bank to be Well Capitalized Under Prompt Corrective Action Rules
	Amount	Ratio	Amount	Ratio
June 30, 2021
Investar Holding Corporation:
Tier 1 leverage capital	$212,653	8.19%	$—	—%
Common equity tier 1 capital	203,153	9.97	—	—
Tier 1 capital	212,653	10.43	—	—
Total capital	276,276	13.55	—	—
Investar Bank:
Tier 1 leverage capital	246,396	9.49	129,762	5.00
Common equity tier 1 capital	246,396	12.10	132,374	6.50
Tier 1 capital	246,396	12.10	162,921	8.00
Total capital	267,077	13.11	203,652	10.00

December 31, 2020
Investar Holding Corporation:
Tier 1 leverage capital	$215,750	9.49%	$—	—%
Common equity tier 1 capital	209,250	11.02	—	—
Tier 1 capital	215,750	11.36	—	—
Total capital	279,253	14.71	—	—
Investar Bank:
Tier 1 leverage capital	237,684	10.47	113,546	5.00
Common equity tier 1 capital	237,684	12.53	123,268	6.50
Tier 1 capital	237,684	12.53	151,714	8.00
Total capital	258,291	13.62	189,642	10.00

Off-Balance Sheet Transactions

Swap contracts. The Bank enters into interest rate swap contracts, some of which are forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 9.1 years. At June 30, 2021 and December 31, 2020, the Company had interest rate swap contracts with total notional amounts of $100.0 million and $80.0 million, respectively, and forward starting interest rate swap agreements with total notional amounts of $165.0 million and $140.0 million, respectively. For additional information, see Note 7 to the financial statements included herein.

The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the six months ended June 30, 2021 and 2020.

Unfunded commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $0.2 million at June 30, 2021 and December 31, 2020.

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

	June 30, 2021	December 31, 2020
Commitments to extend credit:
Loan commitments	$308,957	$266,039
Standby letters of credit	15,373	14,420

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at June 30, 2021, the Company had unfunded commitments of $1.0 million for its investment in Small Business Investment Company qualified funds.

For the six months ended June 30, 2021 and for the year ended December 31, 2020, except as disclosed herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Contractual Obligations

The following table presents, at June 30, 2021, contractual obligations to third parties by payment date (dollars in thousands).

	Payments Due In:
	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$1,730,498	—	—	—	$1,730,498
Time deposits(1)(2)	403,241	107,845	18,582	—	529,668
Securities sold under agreements to repurchase(1)	6,713	—	—	—	6,713
Federal Home Loan Bank advances(1)	4,000	—	23,500	55,000	82,500
Subordinated debt(1)	—	—	—	43,600	43,600
Junior subordinated debt(1)(2)	—	—	—	9,795	9,795
Operating lease commitment	595	1,152	904	1,522	4,173
Total contractual obligations	$2,145,047	$108,997	$42,986	$109,917	$2,406,947

(1)	Excludes interest.
(2)	Excludes unamortized premiums and discounts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2020 are set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2021 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” Please refer to the information in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Risk Management” in this report for additional information about the Company’s market risk for the six months ended June 30, 2021; except as discussed therein, there have been no material changes in the Company’s market risk since December 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended June 30, 2021.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
April 1, 2021 - April 30, 2021	23,640	$20.50	23,640	315,240
May 1, 2021 - May 31, 2021	268	22.11	—	515,240
June 1, 2021 - June 30, 2021	33	22.88	—	515,240
	23,941	$20.52	23,640	515,240

(1)	Includes 301 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.

(2)

On March 17, 2021, the Company announced that its board of directors authorized the repurchase of an additional 300,000 shares of the Company’s common stock under its stock repurchase plan, in addition to the 264,830 shares that were remaining as authorized for repurchase at December 31, 2020. On May 19, 2021, the Company announced that its board of directors authorized the repurchase of an additional 200,000 shares of the Company's common stock through July 31, 2021.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated January 21, 2021 by and among Investar Holding Corporation, Cheaha Financial Group, Inc. and High Point Acquisition, Inc.(1)

3.1	Restated Articles of Incorporation of Investar Holding Corporation(2)

3.2	Amended and Restated By-laws of Investar Holding Corporation(3)

4.1	Specimen Common Stock Certificate(4)

4.2	Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee(5)

4.3	Supplemental Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee(6)

4.4	Form of 5.125% Fixed to Fluctuation Rate Subordinated Note due 2029(7)

4.5	Form of Registration Rights Agreement, dated December 20, 2019, by and between Investar Holding Corporation and the purchasers set forth therein(8)

10.1	Amended and Restated Investar Holding Corporation 2017 Long-Term Incentive Compensation Plan(9)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)	Filed as exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on January 25, 2021 and incorporated herein by reference.
(2)	Filed as exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(3)	Filed as exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.
(4)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(5)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.
(6)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.
(7)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2019 and incorporated herein by reference.
(8)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 24, 2019 and incorporated herein by reference.
(9)	Filed as exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 20, 2021 and incorporated herein by reference.

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

INVESTAR HOLDING CORPORATION

Date: August 6, 2021	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	/s/ Christopher L. Hufft
Christopher L. Hufft
Chief Financial Officer
(Principal Financial Officer)