Form 10-Q
period 2021-09-30
Investar Holding Corp
filed 2021-11-03
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 10,343,494 shares outstanding as of November 1, 2021.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and due from banks	$45,404	$25,672
Interest-bearing balances due from other banks	304,587	9,696
Federal funds sold	500	—
Cash and cash equivalents	350,491	35,368

Available for sale securities at fair value (amortized cost of $274,312 and $263,913, respectively)	274,387	268,410
Held to maturity securities at amortized cost (estimated fair value of $11,936 and $12,649, respectively)	11,407	12,434
Loans held for sale	300	—
Loans, net of allowance for loan losses of $20,567 and $20,363, respectively	1,860,091	1,839,955
Equity securities	16,783	16,599
Bank premises and equipment, net of accumulated depreciation of $18,579 and $15,830, respectively	61,619	56,303
Other real estate owned, net	635	663
Accrued interest receivable	11,732	12,969
Deferred tax asset	1,493	1,360
Goodwill and other intangible assets, net	44,283	32,232
Bank owned life insurance	50,767	38,908
Other assets	12,060	5,980
Total assets	$2,696,048	$2,321,181

LIABILITIES
Deposits:
Noninterest-bearing	$597,452	$448,230
Interest-bearing	1,706,189	1,439,594
Total deposits	2,303,641	1,887,824
Advances from Federal Home Loan Bank	78,500	120,500
Repurchase agreements	6,580	5,653
Subordinated debt, net of unamortized issuance costs	42,966	42,897
Junior subordinated debt	8,352	5,949
Accrued taxes and other liabilities	19,685	15,074
Total liabilities	2,459,724	2,077,897

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 10,343,416 and 10,608,869 shares issued and outstanding, respectively	10,344	10,609
Surplus	154,527	159,485
Retained earnings	70,054	71,385
Accumulated other comprehensive income	1,399	1,805
Total stockholders’ equity	236,324	243,284
Total liabilities and stockholders’ equity	$2,696,048	$2,321,181

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$23,220	$21,866	$67,982	$65,653
Interest on investment securities	1,021	1,356	3,209	4,506
Other interest income	232	172	598	658
Total interest income	24,473	23,394	71,789	70,817

INTEREST EXPENSE
Interest on deposits	1,854	3,404	6,270	12,626
Interest on borrowings	1,071	1,284	3,172	3,811
Total interest expense	2,925	4,688	9,442	16,437
Net interest income	21,548	18,706	62,347	54,380

Provision for loan losses	21,713	2,500	22,227	8,760
Net interest (loss) income after provision for loan losses	(165)	16,206	40,120	45,620

NONINTEREST INCOME
Service charges on deposit accounts	650	441	1,748	1,417
Gain on sale of investment securities, net	—	939	2,321	2,289
Loss on sale of fixed assets, net	—	(5)	(2)	(5)
(Loss) gain on sale of other real estate owned, net	—	—	(5)	26
Swap termination fee income	1,835	—	1,835	—
Gain on sale of loans	73	—	119	—
Servicing fees and fee income on serviced loans	38	85	167	301
Interchange fees	504	387	1,393	1,029
Income from bank owned life insurance	304	234	838	657
Change in the fair value of equity securities	48	(31)	204	(609)
Other operating income	462	1,351	1,743	3,316
Total noninterest income	3,914	3,401	10,361	8,421
Income before noninterest expense	3,749	19,607	50,481	54,041

NONINTEREST EXPENSE
Depreciation and amortization	1,264	1,203	3,748	3,385
Salaries and employee benefits	9,770	8,228	28,381	24,753
Occupancy	662	604	1,975	1,671
Data processing	715	816	2,434	2,295
Marketing	57	88	169	198
Professional fees	382	343	1,118	1,166
Acquisition expense	446	52	2,448	1,058
Other operating expenses	3,085	2,717	8,877	7,912
Total noninterest expense	16,381	14,051	49,150	42,438
(Loss) income before income tax (benefit) expense	(12,632)	5,556	1,331	11,603
Income tax (benefit) expense	(2,648)	1,089	267	2,254
Net (loss) income	$(9,984)	$4,467	$1,064	$9,349

EARNINGS PER SHARE
Basic (loss) earnings per share	$(0.95)	$0.41	$0.10	$0.85
Diluted (loss) earnings per share	(0.95)	0.41	0.09	0.85
Cash dividends declared per common share	0.08	0.07	0.23	0.19

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(9,984)	$4,467	$1,064	$9,349
Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities:
Unrealized (loss) gain, available for sale, net of tax (benefit) expense of ($331), ($32), ($441) and $883, respectively	(1,246)	(122)	(1,659)	3,323
Reclassification of realized gain, available for sale, net of tax expense of $0, $197, $487 and $481, respectively	—	(741)	(1,834)	(1,808)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0 for all respective periods	(1)	—	(1)	(1)
Fair value of derivative financial instruments:
Change in fair value of interest rate swaps designated as a cash flow hedge, net of tax expense (benefit) of $135, $49, $1,206 and ($987), respectively	508	184	4,538	(3,714)
Reclassification of realized gain, interest rate swap termination, net of tax expense of $385, $0, $385 and $0, respectively	(1,450)	—	(1,450)	—
Total other comprehensive loss	(2,189)	(679)	(406)	(2,200)
Total comprehensive (loss) income	$(12,173)	$3,788	$658	$7,149

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income (Loss)	Equity
Three months ended:
September 30, 2020
Balance at beginning of period	$10,840	$161,729	$63,767	$370	$236,706
Surrendered shares	—	(5)	—	—	(5)
Dividends declared, $0.07 per share	—	—	(698)	—	(698)
Stock-based compensation	2	422	—	—	424
Shares repurchased	(212)	(2,736)	—	—	(2,948)
Net income	—	—	4,467	—	4,467
Other comprehensive loss, net	—	—	—	(679)	(679)
Balance at end of period	$10,630	$159,410	$67,536	$(309)	$237,267

September 30, 2021
Balance at beginning of period	$10,413	$155,847	$80,867	$3,588	$250,715
Surrendered shares	—	(5)	—	—	(5)
Options exercised	39	579	—	—	618
Dividends declared, $0.08 per share	—	—	(829)	—	(829)
Stock-based compensation	1	441	—	—	442
Shares repurchased	(109)	(2,335)	—	—	(2,444)
Net loss	—	—	(9,984)	—	(9,984)
Other comprehensive loss, net	—	—	—	(2,189)	(2,189)
Balance at end of period	$10,344	$154,527	$70,054	$1,399	$236,324

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED

(Amounts in thousands, except share data)

(Unaudited)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income (Loss)	Equity
Nine months ended:
September 30, 2020
Balance at beginning of period	$11,229	$168,658	$60,198	$1,891	$241,976
Stock issuance costs	—	(45)	—	—	(45)
Surrendered shares	(15)	(298)	—	—	(313)
Options exercised	3	43	—	—	46
Dividends declared, $0.19 per share	—	—	(2,011)	—	(2,011)
Stock-based compensation	54	1,202	—	—	1,256
Shares repurchased	(641)	(10,150)	—	—	(10,791)
Net income	—	—	9,349	—	9,349
Other comprehensive loss, net	—	—	—	(2,200)	(2,200)
Balance at end of period	$10,630	$159,410	$67,536	$(309)	$237,267

September 30, 2021
Balance at beginning of period	$10,609	$159,485	$71,385	$1,805	$243,284
Surrendered shares	(19)	(348)	—	—	(367)
Options exercised	47	686	—	—	733
Dividends declared, $0.23 per share	—	—	(2,395)	—	(2,395)
Stock-based compensation	66	1,270	—	—	1,336
Shares repurchased	(359)	(6,566)	—	—	(6,925)
Net income	—	—	1,064	—	1,064
Other comprehensive loss, net	—	—	—	(406)	(406)
Balance at end of period	$10,344	$154,527	$70,054	$1,399	$236,324

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2021	2020
Net income	$1,064	$9,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,748	3,385
Provision for loan losses	22,227	8,760
Amortization of purchase accounting adjustments	(1,249)	(933)
Net amortization of securities	2,839	1,850
Gain on sale of investment securities, net	(2,321)	(2,289)
Loss on sale of fixed assets, net	2	5
Loss (gain) on sale of other real estate owned, net	5	(26)
FHLB stock dividend	(31)	(116)
Stock-based compensation	1,336	1,256
Deferred taxes	136	(1,328)
Net change in value of bank owned life insurance	(835)	(657)
Amortization of subordinated debt issuance costs	69	48
Change in the fair value of equity securities	(204)	609
Loans held for sale:
Originations	(7,195)	—
Proceeds from sales	7,014	—
Gain on sale of loans	(119)	—
Net change in:
Accrued interest receivable	2,074	(5,145)
Other assets	(3,898)	10
Accrued taxes and other liabilities	3,960	(3,490)
Net cash provided by operating activities	$28,622	$11,288

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	$137,803	$56,466
Purchases of securities available for sale	(156,204)	(117,860)
Proceeds from maturities, prepayments and calls of investment securities available for sale	68,444	44,676
Proceeds from maturities, prepayments and calls of investment securities held to maturity	1,003	839
Proceeds from redemption or sale of equity securities	574	2,503
Purchases of equity securities	(523)	(4,607)
Net decrease (increase) in loans	78,644	(93,191)
Proceeds from sales of other real estate owned	878	131
Purchases of other real estate owned	(501)	—
Proceeds from sales of fixed assets	3	—
Purchases of fixed assets	(3,293)	(6,364)
Purchases of bank owned life insurance	(8,000)	(6,000)
Purchase of other investments	(123)	—
Proceeds from sales of other investments	—	1,762
Distributions from investments	20	16
Cash paid for acquisition of PlainsCapital branches, net of cash acquired	—	(10,761)
Cash paid for acquisition of Cheaha Financial Group, net of cash acquired	8,112	—
Net cash provided by (used in) investing activities	$126,837	$(132,390)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net increase in customer deposits	$209,190	$89,915
Net increase in repurchase agreements	927	2,928
Net (decrease) increase in short-term FHLB advances	(42,000)	50,000
Repayments of long-term FHLB advances	—	(3,100)
Cash dividends paid on common stock	(2,261)	(1,993)
Proceeds from stock options and warrants exercised	733	46
Payments to repurchase common stock	(6,925)	(10,791)
Payments of stock issuance costs	—	(45)
Net cash provided by financing activities	$159,664	$126,960

Net change in cash and cash equivalents	$315,123	$5,858
Cash and cash equivalents, beginning of period	35,368	44,695
Cash and cash equivalents, end of period	$350,491	$50,553

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2021.

Nature of Operations

The Company, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association (the “Bank”), a national bank, primarily to meet the needs of individuals and small to medium-sized businesses. The Company’s primary markets are in Louisiana, Texas and Alabama. At September 30, 2021, the Company operated 23 full service branches located in Louisiana, five full service branches located in Texas and six full service branches located in Alabama, and had 348 employees.

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

Equity Securities

The Company is a member of the Federal Home Loan Bank (“FHLB”) system. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, is restricted as to redemption, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Equity securities also include investments in our other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of equity securities in our correspondent banks at  September 30, 2021 and  December 31, 2020 was $15.0 million and $14.9 million, respectively.

In addition, equity securities include marketable securities in corporate stocks and mutual funds. The estimated fair value of equity securities totaled $1.8 million and $1.7 million at September 30, 2021 and  December 31, 2020, respectively.

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

Accordingly, the Company is offering short-term modifications made in response to COVID-19 to qualified borrowers who are current and otherwise not past due. These include short-term modifications of 90 days or less, in the form of deferrals of payment of principal and interest, principal only, or interest only, and fee waivers. As of September 30, 2021, the balance of loans participating in the 90-day deferral program was $0.9 million, or 0.05% of the total loan portfolio, compared to $5.9 million, or 0.3% of the total loan portfolio, at December 31, 2020. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. For loans carried at the lower of cost or fair value, gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan. At September 30, 2021, there were $0.3 million in loans held for sale and at December 31, 2020, there were no loans held for sale.

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

In the ordinary course of business, the Bank enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in accrued taxes and other liabilities in the consolidated balance sheet. The reserve for unfunded loan commitments was $0.5 million and $0.2 million at  September 30, 2021 and  December 31, 2020, respectively.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Pronouncements Not Yet Adopted

FASB ASC Topic 326 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” Update No. 2016-13. The FASB issued ASU No. 2016-13 in June 2016. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements. In that regard, we have formed a cross-functional working group, under the direction of our Chief Financial Officer and our Chief Risk Officer. The working group is comprised of individuals from various functional areas including credit, risk management, finance and information technology. We have developed an implementation plan to include assessment of processes, portfolio segmentation, model development and validation, system requirements and the identification of data and resource needs, among other things. We have also selected a third-party vendor solution to assist us in the application of ASU 2016-13.

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

Cheaha Financial Group, Inc.

On  April 1, 2021, the Company completed the acquisition of Cheaha Financial Group, Inc. (“Cheaha”) and its wholly-owned subsidiary, Cheaha Bank, in Oxford, Alabama for an aggregate cash consideration of approximately $41.1 million. After fair value adjustments, including $0.7 million to other liabilities and $0.2 million to other assets recorded in the three months ended September 30, 2021, the acquisition added $240.8 million in total assets, including $120.4 million in loans, and $207.0 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $11.9 million of goodwill. Goodwill resulted from a combination of synergies and cost savings, and further expansion into Alabama with the addition of four branch locations.

The table below shows the allocation of the consideration paid for Cheaha's common equity to the acquired identifiable assets and liabilities assumed and the goodwill generated from the transaction (dollars in thousands). The fair values listed below, primarily related to loans and deferred tax assets and liabilities, are subject to refinement for up to one year after the closing date of the acquisition as additional information becomes available.

Purchase price:
Cash paid	$41,067

Fair value of assets acquired:
Cash and cash equivalents	49,179
Investment securities	60,938
Loans	120,395
Bank premises and equipment	5,407
Core deposit intangible asset	848
Bank owned life insurance	3,023
Other assets	1,012
Total assets acquired	240,802

Fair value of liabilities acquired:
Deposits	206,986
Notes payable	2,327
Other liabilities	2,366
Total liabilities assumed	211,679

Fair value of net assets acquired	29,123
Goodwill	$11,944

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

Acquisition Expense

Acquisition related costs of $0.4 million and $2.4 million are included in acquisition expense in the accompanying consolidated statements of income for the three and nine months ended September 30, 2021, respectively, and include system conversion and integrating operations charges, as well as legal and consulting expenses, for the acquisition of Cheaha which was completed on April 1, 2021 and the operational conversion of Cheaha that was completed on June 18, 2021. Acquisition related costs of $0.1 million and $1.1 million are included in acquisition expense for the three and nine months ended September 30, 2020, respectively, and include system conversion and integrating operations charges, as well as legal and consulting expenses, related to both the acquisition of Bank of York in November 2019 and the acquisition of two branches from PlainsCapital.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share data).

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
(Loss) earnings per common share - basic
Net (loss) income	$(9,984)	$4,467	$1,064	$9,349
Less: loss (income) allocated to participating securities	23	(21)	(2)	(50)
Net (loss) income allocated to common shareholders	(9,961)	4,446	1,062	9,299
Weighted average basic shares outstanding	10,398,787	10,759,791	10,440,638	10,927,702
Basic (loss) earnings per common share	$(0.95)	$0.41	$0.10	$0.85

(Loss) earnings per common share - diluted
Net (loss) income allocated to common shareholders	$(9,961)	$4,446	$1,062	$9,299
Weighted average basic shares outstanding	10,398,787	10,759,791	10,440,638	10,927,702
Dilutive effect of securities	—	1,826	88,226	14,057
Total weighted average diluted shares outstanding	10,398,787	10,761,617	10,528,864	10,941,759
Diluted (loss) earnings per common share	$(0.95)	$0.41	$0.09	$0.85

Due to the net loss for the three months ended September 30, 2021, the exercise or conversion of any outstanding stock options, restricted stock awards, and restricted stock units increases the number of shares in the denominator of the calculation of diluted (loss) earnings per share and results in a lower loss per share. The Company excludes the effect of these shares from the loss per share calculation as their effect is antidilutive. Therefore, diluted loss per share is the same as basic loss per share for the three months ended September 30, 2021.

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Stock options	80,586	—	51	54
Restricted stock awards	323	16,060	294	12,611
Restricted stock units	44,336	68,861	29,066	73,519

NOTE 4. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
September 30, 2021
Obligations of U.S. government agencies and corporations	$23,064	$172	$(31)	$23,205
Obligations of state and political subdivisions	26,503	499	(96)	26,906
Corporate bonds	27,778	268	(222)	27,824
Residential mortgage-backed securities	127,227	1,080	(999)	127,308
Commercial mortgage-backed securities	69,740	414	(1,010)	69,144
Total	$274,312	$2,433	$(2,358)	$274,387

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2020
Obligations of U.S. government agencies and corporations	$36,648	$201	$(28)	$36,821
Obligations of state and political subdivisions	21,650	490	(3)	22,137
Corporate bonds	27,583	348	(223)	27,708
Residential mortgage-backed securities	119,934	2,675	(11)	122,598
Commercial mortgage-backed securities	58,098	1,202	(154)	59,146
Total	$263,913	$4,916	$(419)	$268,410

Proceeds from sales of investment securities classified as AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Proceeds from sale	$—	$15,928	$137,803	$56,466
Gross gains	$—	$939	$2,323	$2,300
Gross losses	$—	$—	$(2)	$(11)

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
September 30, 2021
Obligations of state and political subdivisions	$7,862	$380	$—	$8,242
Residential mortgage-backed securities	3,545	149	—	3,694
Total	$11,407	$529	$—	$11,936

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2020
Obligations of state and political subdivisions	$8,225	$12	$—	$8,237
Residential mortgage-backed securities	4,209	203	—	4,412
Total	$12,434	$215	$—	$12,649

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of September 30, 2021 or December 31, 2020.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The number of AFS securities, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands). There were no HTM securities in a continuous loss position as of September 30, 2021 or December 31, 2020.

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2021
Obligations of U.S. government agencies and corporations	5	$1,453	$(29)	$760	$(2)	$2,213	$(31)
Obligations of state and political subdivisions	9	5,197	(96)	—	—	5,197	(96)
Corporate bonds	16	7,031	(169)	2,447	(53)	9,478	(222)
Residential mortgage-backed securities	59	78,177	(990)	1,013	(9)	79,190	(999)
Commercial mortgage-backed securities	59	35,536	(968)	7,904	(42)	43,440	(1,010)
Total	148	$127,394	$(2,252)	$12,124	$(106)	$139,518	$(2,358)

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2020
Obligations of U.S. government agencies and corporations	12	$9,080	$(19)	$4,043	$(9)	$13,123	$(28)
Obligations of state and political subdivisions	4	505	(3)	204	—	709	(3)
Corporate bonds	22	6,970	(133)	2,559	(90)	9,529	(223)
Residential mortgage-backed securities	6	11,070	(11)	—	—	11,070	(11)
Commercial mortgage-backed securities	26	6,921	(57)	7,965	(97)	14,886	(154)
Total	70	$34,546	$(223)	$14,771	$(196)	$49,317	$(419)

Unrealized losses are generally due to changes in interest rates. Beginning in the first quarter of 2020, the COVID-19 pandemic has led to ongoing disruption and volatility in the capital markets, causing fluctuations of fair values across asset classes. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. Due to the nature of the investment, current market prices, and the current interest rate environment, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2021 or December 31, 2020.

The amortized cost and approximate fair value of debt securities, by contractual maturity (including mortgage-backed securities), are shown below as of the dates presented (dollars in thousands). Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
September 30, 2021
Due within one year	$26	$26	$830	$836
Due after one year through five years	13,026	13,196	2,745	2,928
Due after five years through ten years	49,030	49,716	4,288	4,479
Due after ten years	212,230	211,449	3,544	3,693
Total debt securities	$274,312	$274,387	$11,407	$11,936

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
December 31, 2020
Due within one year	$1,669	$1,691	$830	$832
Due after one year through five years	12,937	13,014	2,745	2,751
Due after five years through ten years	64,159	64,865	4,650	4,654
Due after ten years	185,148	188,840	4,209	4,412
Total debt securities	$263,913	$268,410	$12,434	$12,649

At September 30, 2021, securities with a carrying value of $119.1 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $84.6 million in pledged securities at December 31, 2020.

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company’s loan portfolio, excluding loans held for sale, consists of the following categories of loans as of the dates presented (dollars in thousands).

	September 30, 2021	December 31, 2020
Construction and development	$215,247	$206,011
1-4 Family	362,249	339,525
Multifamily	58,972	60,724
Farmland	21,376	26,547
Commercial real estate	868,473	812,395
Total mortgage loans on real estate	1,526,317	1,445,202
Commercial and industrial	335,008	394,497
Consumer	19,333	20,619
Total loans	$1,880,658	$1,860,318

Unamortized premiums and discounts on loans, included in the total loans balances above, were $2.1 million and $1.8 million at September 30, 2021 and  December 31, 2020, respectively, and unearned income, or deferred fees, on loans was $2.7 million and $3.2 million at September 30, 2021 and  December 31, 2020, respectively.

In the second quarter of 2020, the Bank began participating as a lender in the Small Business Administration’s (“SBA”) and U.S. Department of Treasury’s Paycheck Protection Program (“PPP”) as established by the CARES Act and enhanced by the Paycheck Protection Program and Health Care Enhancement Act and the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The PPP was established to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% with deferred payments, and if originated before June 5, 2020, mature two years from origination, or if made on or after June 5, 2020, five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount. In July 2020, the CARES Act was amended to extend the SBA’s authority to make commitments under the PPP, which had previously expired on June 30, 2020. The PPP resumed taking applications on July 6, 2020, and the new deadline to apply for a PPP loan ended on August 8, 2020. On December 27, 2020, the CAA, a $900 billion aid package, was enacted that renewed the PPP and allocated additional funding for new first time PPP loans under the original PPP and also authorized second draw PPP loans for certain eligible borrowers that had previously received a PPP loan. The application period for the renewed PPP lasted from January 1, 2021 to May 31, 2021. At September 30, 2021 and  December 31, 2020 the Company’s loan portfolio included PPP loans with balances of $41.9 million and $94.5 million, respectively, all of which are included in commercial and industrial loans.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below provides an analysis of the aging of loans, excluding loans held for sale, as of the dates presented (dollars in thousands).

	September 30, 2021
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$214,652	$20	$—	$—	$575	$595	$—	$215,247
1-4 Family	358,638	773	431	111	1,936	3,251	360	362,249
Multifamily	58,337	—	635	—	—	635	—	58,972
Farmland	19,596	—	—	—	79	79	1,701	21,376
Commercial real estate	851,944	382	—	—	15,511	15,893	636	868,473
Total mortgage loans on real estate	1,503,167	1,175	1,066	111	18,101	20,453	2,697	1,526,317
Commercial and industrial	319,687	804	2,279	25	12,213	15,321	—	335,008
Consumer	18,986	54	10	—	217	281	66	19,333
Total loans	$1,841,840	$2,033	$3,355	$136	$30,531	$36,055	$2,763	$1,880,658

	December 31, 2020
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$205,002	$488	$—	$—	$521	$1,009	$—	$206,011
1-4 Family	335,710	1,085	734	—	1,615	3,434	381	339,525
Multifamily	60,724	—	—	—	—	—	—	60,724
Farmland	24,333	297	—	216	—	513	1,701	26,547
Commercial real estate	807,243	1,472	118	—	1,771	3,361	1,791	812,395
Total mortgage loans on real estate	1,433,012	3,342	852	216	3,907	8,317	3,873	1,445,202
Commercial and industrial	386,607	359	273	105	6,907	7,644	246	394,497
Consumer	20,135	79	21	—	346	446	38	20,619
Total loans	$1,839,754	$3,780	$1,146	$321	$11,160	$16,407	$4,157	$1,860,318

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans Acquired with Deteriorated Credit Quality

The Company accounts for certain loans acquired as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments. The acquired impaired loans had no accretable yield recorded for the three and nine months ended September 30, 2021 and 2020.

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

The table below presents the Company’s loan portfolio, excluding loans held for sale, by category and credit quality indicator as of the dates presented (dollars in thousands).

	September 30, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total
Construction and development	$212,519	$824	$1,904	$—	$215,247
1-4 Family	355,491	—	6,758	—	362,249
Multifamily	57,885	—	1,087	—	58,972
Farmland	19,595	—	1,781	—	21,376
Commercial real estate	843,326	3,938	21,209	—	868,473
Total mortgage loans on real estate	1,488,816	4,762	32,739	—	1,526,317
Commercial and industrial	305,691	2,853	25,882	582	335,008
Consumer	18,996	—	337	—	19,333
Total loans	$1,813,503	$7,615	$58,958	$582	$1,880,658

	December 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
Construction and development	$198,139	$7,352	$520	$—	$206,011
1-4 Family	337,829	—	1,696	—	339,525
Multifamily	60,724	—	—	—	60,724
Farmland	24,846	—	1,701	—	26,547
Commercial real estate	801,244	4,729	6,422	—	812,395
Total mortgage loans on real estate	1,422,782	12,081	10,339	—	1,445,202
Commercial and industrial	379,451	4,794	9,343	909	394,497
Consumer	20,235	—	384	—	20,619
Total loans	$1,822,468	$16,875	$20,066	$909	$1,860,318

The Company had no loans that were classified as loss at September 30, 2021 or December 31, 2020.

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of loans serviced for others was $36.8 million and $53.5 million at September 30, 2021 and  December 31, 2020, respectively. The unpaid principal balance of these loans was approximately$89.7 million and $154.0 million at September 30, 2021 and  December 31, 2020, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as companies in which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $93.4 million and $96.4 million as of September 30, 2021 and  December 31, 2020, respectively.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	September 30, 2021	December 31, 2020
Balance, beginning of period	$96,390	$98,093
New loans	15,130	12,443
Repayments and changes in relationship	(18,142)	(14,146)
Balance, end of period	$93,378	$96,390

Allowance for Loan Losses

The table below shows a summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$20,445	$16,657	$20,363	$10,700
Provision for loan losses	21,713	2,500	22,227	8,760
Loans charged off	(21,664)	(183)	(22,224)	(596)
Recoveries	73	70	201	180
Balance, end of period	$20,567	$19,044	$20,567	$19,044

For the three and nine months ended September 30, 2021, the provision for loan losses includes a $21.6 million impairment recorded for one of the Company’s loan relationships as a result of Hurricane Ida. The corresponding loan balances in the same amount were then charged off. See further discussion in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report.

The following tables outline the activity in the allowance for loan losses by collateral type for the three and nine months ended September 30, 2021 and 2020, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of  September 30, 2021 and 2020 (dollars in thousands).

	Three months ended September 30, 2021
	Construction &				Commercial	Commercial &
	Development	Farmland	1-4 Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,260	$398	$3,231	$673	$9,148	$4,306	$429	$20,445
Provision	61	(4)	(36)	(8)	10,032	11,713	(45)	21,713
Charge-offs	—	—	(54)	—	(10,222)	(11,363)	(25)	(21,664)
Recoveries	6	—	5	—	2	47	13	73
Ending balance	$2,327	$394	$3,146	$665	$8,960	$4,703	$372	$20,567

	Three months ended September 30, 2020
	Construction &				Commercial	Commercial &
	Development	Farmland	1-4 Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,058	$207	$2,838	$486	$7,129	$3,336	$603	$16,657
Provision	335	11	543	45	978	553	35	2,500
Charge-offs	—	—	(13)	—	—	(81)	(89)	(183)
Recoveries	10	—	27	—	3	3	27	70
Ending balance	$2,403	$218	$3,395	$531	$8,110	$3,811	$576	$19,044

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine months ended September 30, 2021
	Construction &				Commercial	Commercial &
	Development	Farmland	1-4 Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,375	$435	$3,370	$589	$8,496	$4,558	$540	$20,363
Provision	(56)	(28)	(61)	76	10,681	11,745	(130)	22,227
Charge-offs	(11)	(13)	(188)	—	(10,222)	(11,666)	(124)	(22,224)
Recoveries	19	—	25	—	5	66	86	201
Ending balance	$2,327	$394	$3,146	$665	$8,960	$4,703	$372	$20,567
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	175	468	96	739
Ending allowance balance for loans acquired with deteriorated credit quality	—	210	—	—	—	—	—	210
Ending allowance balance for loans collectively evaluated for impairment	2,327	184	3,146	665	8,785	4,235	276	19,618
Loans receivable:
Balance of loans individually evaluated for impairment	821	79	2,533	—	18,499	14,076	219	36,227
Balance of loans acquired with deteriorated credit quality	—	1,701	360	—	636	—	66	2,763
Balance of loans collectively evaluated for impairment	214,426	19,596	359,356	58,972	849,338	320,932	19,048	1,841,668
Total period-end balance	$215,247	$21,376	$362,249	$58,972	$868,473	$335,008	$19,333	$1,880,658

	Nine months ended September 30, 2020
	Construction &				Commercial	Commercial &
	Development	Farmland	1-4 Family	Multifamily	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,201	$101	$1,490	$387	$4,424	$2,609	$488	$10,700
Provision	1,170	117	2,042	144	3,728	1,282	277	8,760
Charge-offs	—	—	(173)	—	(76)	(88)	(259)	(596)
Recoveries	32	—	36	—	34	8	70	180
Ending balance	$2,403	$218	$3,395	$531	$8,110	$3,811	$576	$19,044
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	—	129	129
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	2,403	218	3,395	531	8,110	3,811	447	18,915
Loans receivable:
Balance of loans individually evaluated for impairment	790	—	1,273	—	4,199	7,264	406	13,932
Balance of loans acquired with deteriorated credit quality	—	1,701	391	—	1,795	282	40	4,209
Balance of loans collectively evaluated for impairment	205,961	24,304	337,700	57,734	778,244	385,409	22,187	1,811,539
Total period-end balance	$206,751	$26,005	$339,364	$57,734	$784,238	$392,955	$22,633	$1,829,680

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

	September 30, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$821	$829	$—
1-4 Family	2,533	2,614	—
Farmland	79	81	—
Commercial real estate	17,268	17,370	—
Total mortgage loans on real estate	20,701	20,894	—
Commercial and industrial	10,125	11,371	—
Consumer	79	94	—
Total	30,905	32,359	—

With related allowance recorded:
Commercial real estate	1,231	1,300	175
Total mortgage loans on real estate	1,231	1,300	175
Commercial and industrial	3,951	3,952	468
Consumer	140	176	96
Total	5,322	5,428	739

Total loans:
Construction and development	821	829	—
1-4 Family	2,533	2,614	—
Farmland	79	81	—
Commercial real estate	18,499	18,670	175
Total mortgage loans on real estate	21,932	22,194	175
Commercial and industrial	14,076	15,323	468
Consumer	219	270	96
Total	$36,227	$37,787	$739

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

	Three months ended September 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$823	$4	$642	$5
1-4 Family	2,317	8	1,252	7
Farmland	151	—	—	—
Commercial real estate	10,093	49	4,230	39
Total mortgage loans on real estate	13,384	61	6,124	51
Commercial and industrial	10,018	37	7,207	7
Consumer	82	—	203	—
Total	23,484	98	13,534	58

With related allowance recorded:
Commercial real estate	1,244	—	—	—
Total mortgage loans on real estate	1,244	—	—	—
Commercial and industrial	1,317	24	—	—
Consumer	141	—	260	—
Total	2,702	24	260	—

Total loans:
Construction and development	823	4	642	5
1-4 Family	2,317	8	1,252	7
Farmland	151	—	—	—
Commercial real estate	11,337	49	4,230	39
Total mortgage loans on real estate	14,628	61	6,124	51
Commercial and industrial	11,335	61	7,207	7
Consumer	223	—	463	—
Total	$26,186	$122	$13,794	$58

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine months ended September 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$796	$13	$753	$9
1-4 Family	1,847	24	1,423	16
Farmland	232	—	—	—
Commercial real estate	7,191	142	2,513	85
Total mortgage loans on real estate	10,066	179	4,689	110
Commercial and industrial	8,979	117	3,240	25
Consumer	107	—	249	—
Total	19,152	296	8,178	135

With related allowance recorded:
Commercial real estate	1,285	—	—	—
Total mortgage loans on real estate	1,285	—	—	—
Commercial and industrial	439	24	—	—
Consumer	153	—	238	1
Total	1,877	24	238	1

Total loans:
Construction and development	796	13	753	9
1-4 Family	1,847	24	1,423	16
Farmland	232	—	—	—
Commercial real estate	8,476	142	2,513	85
Total mortgage loans on real estate	11,351	179	4,689	110
Commercial and industrial	9,418	141	3,240	25
Consumer	260	—	487	1
Total	$21,029	$320	$8,416	$136

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

Loans classified as TDRs, consisting of 30 credits, totaled $12.2 million at  September 30, 2021, compared to 34 credits totaling $14.7 million at  December 31, 2020. At  September 30, 2021, ten of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, eight of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, six restructured loans were considered TDRs due to principal payment forbearance paying interest only for a specified period of time, four of the restructured loans were considered TDRs due to principal and interest payment forbearance, and two restructured loans were considered TDRs due to a reduction in principal payments on a modified payment schedule.

As of September 30, 2021, one $1.2 million commercial real estate TDR was in default of its modified terms and is included in nonaccrual loans. At December 31, 2020, none of the TDRs were in default of their modified terms and included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.

There was one loan modified under TDR during the previous twelve month period that subsequently defaulted during the nine months ended September 30, 2021. No TDRs defaulted on their modified terms during the nine months ended September 30, 2020.

At September 30, 2021 and  December 31, 2020, there were no available balances on loans classified as TDRs that the Company was committed to lend.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

Activity within the balances in accumulated other comprehensive income (loss) is shown in the tables below (dollars in thousands).

	Three months ended September 30,
	2021			2020
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain (loss), available for sale, net	$7,080	$(1,246)	$5,834	$6,921	$(122)	$6,799
Reclassification of realized gain on investment securities, net	(5,773)	—	(5,773)	(3,198)	(741)	(3,939)
Unrealized gain (loss), transfer from available for sale to held to maturity, net	3	(1)	2	3	—	3
Change in fair value of interest rate swaps designated as cash flow hedges, net	2,278	508	2,786	(3,356)	184	(3,172)
Reclassification of realized gain on interest rate swap termination, net	—	(1,450)	(1,450)	—	—	—
Accumulated other comprehensive income (loss)	$3,588	$(2,189)	$1,399	$370	$(679)	$(309)

	Nine months ended September 30,
	2021			2020
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain (loss), available for sale, net	$7,493	$(1,659)	$5,834	$3,476	$3,323	$6,799
Reclassification of realized gain on investment securities, net	(3,939)	(1,834)	(5,773)	(2,131)	(1,808)	(3,939)
Unrealized gain (loss), transfer from available for sale to held to maturity, net	3	(1)	2	4	(1)	3
Change in fair value of interest rate swaps designated as cash flow hedges, net	(1,752)	4,538	2,786	542	(3,714)	(3,172)
Reclassification of realized gain on interest rate swap termination, net	—	(1,450)	(1,450)	—	—	—
Accumulated other comprehensive income (loss)	$1,805	$(406)	$1,399	$1,891	$(2,200)	$(309)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its liability management, the Company utilizes pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 8.1 years. At  September 30, 2021, the Company had no current interest rate swap agreements compared to current interest rate swap agreements with a total notional amount of $80.0 million at  December 31, 2020, and forward starting interest rate swap agreements with a total notional amount of $115.0 million compared to $140.0 million at December 31, 2020, all of which were designated as cash flow hedges. The interest rate swaps were determined to be fully effective during the periods presented, and therefore no amount of ineffectiveness has been included in net income. The derivative contracts are between the Company and two counterparties. To mitigate credit risk, securities are pledged to the Company by the counterparties in an amount greater than or equal to the gain position of the derivative contracts. Conversely, securities are pledged to the counterparties by the Company in an amount greater than or equal to the loss position of the derivative contracts, if applicable.

In September 2021, the Company voluntarily terminated interest rate swaps with a total notional amount of $150.0 million in response to market conditions and as a result of excess liquidity. Unrealized gains of $1.4 million, net of tax expense of $0.4 million, were reclassified from “Accumulated other comprehensive income” as of September 30, 2021 and recorded as “Swap termination fee income” in noninterest income in the accompanying consolidated statements of income for the three and nine months ended September 30, 2021.

For the three and nine months ended September 30, 2021, gains of $0.5 million and $4.5 million, net of a tax expenses of $0.1 million and $1.2 million, respectively, have been recognized in “Other comprehensive loss” in the accompanying consolidated statements of comprehensive income for the change in fair value of the interest rate swaps compared to a gain of $0.2 million, net of tax expense of $49,000, and a loss of $3.7 million, net of a $1.0 million tax benefit, recognized for the three and nine months ended September 30, 2020, respectively.

The fair value of the swap contracts consisted of gross assets of $1.8 million and gross liabilities of $0.1 million, netting to a fair value of $1.7 million recorded in “Other assets” in the accompanying consolidated balance sheet at September 30, 2021. The fair value of the swap contracts consisted of gross liabilities of $2.8 million and gross assets $0.6 million, netting to a fair value of $2.2 million recorded in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheet at December 31, 2020. The accumulated gain of $1.3 million included in “Accumulated other comprehensive income” in the accompanying consolidated balance sheet as of September 30, 2021 would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contracts.

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”). The Company did not recognize any gains or losses in other income resulting from fair value adjustments of these swap agreements during the three and nine months ended September 30, 2021 and 2020.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data, management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted. At September 30, 2021 and December 31, 2020, the majority of our level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2021
Assets:
Obligations of U.S. government agencies and corporations	$23,205	$—	$23,205	$—
Obligations of state and political subdivisions	26,906	—	9,500	17,406
Corporate bonds	27,824	—	27,332	492
Residential mortgage-backed securities	127,308	—	127,308	—
Commercial mortgage-backed securities	69,144	—	69,144	—
Equity securities	1,800	1,800	—	—
Derivative financial instruments	1,693	—	1,693	—
Total assets	$277,880	$1,800	$258,182	$17,898

December 31, 2020
Assets:
Obligations of U.S. government agencies and corporations	$36,821	$—	$36,821	$—
Obligations of state and political subdivisions	22,137	—	3,621	18,516
Corporate bonds	27,708	—	27,708	—
Residential mortgage-backed securities	122,598	—	122,598	—
Commercial mortgage-backed securities	59,146	—	59,146	—
Equity securities	1,670	1,670	—	—
Total assets	$270,080	$1,670	$249,894	$18,516
Liabilities:
Derivative financial instruments	$2,216	$—	$2,216	$—

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. In the third quarter of 2021, the Company transferred approximately $0.5 million of corporate bonds from level 2 to level 3 based on insufficient market reference data. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the nine months ended September 30, 2021 and 2020 (dollars in thousands).

	Obligations of State and
	Political Subdivisions	Corporate Bonds
Balance at December 31, 2020	$18,516	$—
Realized gains (losses) included in earnings	—	—
Unrealized losses included in other comprehensive income (loss)	(1,110)	—
Purchases	—	—
Sales	—	—
Maturities, prepayments, and calls	—	—
Transfers into level 3	—	492
Transfers out of level 3	—	—
Balance at September 30, 2021	$17,406	$492

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

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at September 30, 2021 and  December 31, 2020. For the nine months ended September 30, 2021 and 2020, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at September 30, 2021 or December 31, 2020 (dollars in thousands):

	Estimated
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts
September 30, 2021
Obligations of state and political subdivisions	$17,406	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0%
Corporate bonds	492	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	2%

December 31, 2020
Obligations of state and political subdivisions	$18,516	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 0.4%

(1) Fair values determined through valuation analysis using coupon, yield (discount margin), liquidity and expected repayment dates.

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at September 30, 2021 or December 31, 2020 (dollars in thousands).

	Estimated				Weighted Average
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Discount
September 30, 2021
Impaired loans	$13,696	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	8% - 100%	56%

December 31, 2020
Impaired loans	$259	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	2% - 100%	34%
Other real estate owned	635	Underlying collateral value; third party appraisals	Collateral discounts and discount rates	4%	4%

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	September 30, 2021
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$349,991	$349,991	349,991	—	—
Federal funds sold	500	500	500	—	—
Investment securities	285,794	286,323	—	260,183	26,140
Equity securities	16,783	16,783	1,800	14,983	—
Loans, net of allowance	1,860,091	1,882,707	—	1,882,707	—
Loans held for sale	300	304	—	—	304
Derivative financial instruments	1,693	1,693	—	1,693	—

Financial liabilities:
Deposits, noninterest-bearing	$597,452	$597,452	$—	$597,452	$—
Deposits, interest-bearing	1,706,189	1,727,421	—	—	1,727,421
FHLB short-term advances and repurchase agreements	6,580	6,580	—	6,580	—
FHLB long-term advances	78,500	78,158	—	—	78,158
Junior subordinated debt	8,352	8,583	—	—	8,583
Subordinated debt	43,600	39,316	—	39,316	—

	December 31, 2020
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$35,368	$35,368	$35,368	$—	$—
Investment securities	280,844	281,059	—	254,306	26,753
Equity securities	16,599	16,599	1,670	14,929	—
Loans, net of allowance	1,839,955	1,861,971	—	—	1,861,971

Financial liabilities:
Deposits, noninterest-bearing	$448,230	448,230	$—	$448,230	$—
Deposits, interest-bearing	1,439,594	1,504,644	—	—	1,504,644
FHLB short-term advances and repurchase agreements	47,653	47,653	—	47,653	—
FHLB long-term advances	78,500	82,101	—	—	82,101
Junior subordinated debt	5,949	5,299	—	—	5,299
Subordinated debt	43,600	42,336	—	42,336	—
Derivative financial instruments	2,216	2,216	—	2,216	—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. INCOME TAXES

The (benefit) expense for income taxes and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Income tax (benefit) expense	$(2,648)	$1,089	$267	$2,254
Effective tax rate	21.0%	19.6%	20.1%	19.4%

For the three month period ended  September 30, 2021 and the three and nine month periods ended September 30, 2020, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and bank owned life insurance.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments was $0.5 and $0.2 million at September 30, 2021 and  December 31, 2020, respectively, and is included in "Accrued taxes and other liabilities" in the consolidated balance sheets.

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

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	September 30, 2021	December 31, 2020
Commitments to extend credit
Loan commitments	$346,866	$266,039
Standby letters of credit	18,285	14,420

Additionally, at September 30, 2021, the Company had unfunded commitments of $1.9 million for its investment in Small Business Investment Company qualified funds.

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

Quantitative information regarding the Company’s operating leases is presented below as of and for the nine months ended September 30, 2021 and 2020 (dollars in thousands).

	September 30,
	2021	2020
Total operating lease cost	$457	$447
Weighted-average remaining lease term (in years)	8.0	8.8
Weighted-average discount rate	2.8%	2.8%

At  September 30, 2021, the Company’s lease ROU assets and related lease liabilities were $3.5 million and $3.6 million, respectively, and have remaining terms ranging from 2 to 10 years, including extension options if the Company is reasonably certain they will be exercised.

Future minimum lease payments due under non-cancelable operating leases at September 30, 2021 are presented below (dollars in thousands).

2021	$151
2022	598
2023	595
2024	515
2025	476
Thereafter	1,691
Total	$4,026

At September 30, 2021, the Company had not entered into any material leases that have not yet commenced.

On May 29, 2020, the Bank purchased the first floor of its corporate headquarters building, which is currently occupied by multiple tenants. The Bank assumed the existing leases, all of which are operating leases. The Bank, as lessor, recognized rental income of $86,000 and $0.3 million and $87,000 and $117,000 for the three and nine month periods ended September 30, 2021 and 2020, respectively.

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

•

business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate, including evolving risks to economic activity and our customers posed by the COVID-19 pandemic and government actions taken to address the impact of COVID-19 or contain it and the potential impact of the termination of various pandemic-related government support programs and the potential impact of legislation under consideration in Congress, such as the Infrastructure Investment and Jobs Act and the Build Back Better Act, which could increase government programs, spending and taxes;

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

These factors should not be construed as exhaustive. Additional information on these and other risk factors can be found in Item 1A. “Risk Factors” and Item 7. “Special Note Regarding Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 10, 2021 (the “Annual Report”) and in Part II Item 1A. “Risk Factors” of this report.

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

Overview

This section presents management’s perspective on the consolidated financial condition and results of operations of the Company and its wholly-owned subsidiary, Investar Bank, National Association (the “Bank”). The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included herein, and the audited consolidated financial statements for the year ended December 31, 2020, including the notes thereto, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Through our wholly-owned subsidiary, the Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals and small to medium-sized businesses in our primary areas of operation in south Louisiana including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding metropolitan areas, in southeast Texas, including Houston and its surrounding metropolitan areas, and Alice and Victoria, Texas, in west Alabama, including York and its surrounding area, and, as of April 1, 2021, east Alabama, including Oxford and its surrounding area. The Bank commenced operations in 2006 and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter and its name changed to Investar Bank, National Association. Our strategy includes organic growth through high quality loans, new branches, and growth through acquisitions. We have completed seven whole-bank acquisitions since 2011 and regularly review acquisition opportunities. We currently operate 23 full service branches in Louisiana. We also operate four full service branches in Texas, after the closure of one branch on October 29, 2021, and six full service branches in Alabama.

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

On April 1, 2021, the Company completed the acquisition of Cheaha Financial Group, Inc. (“Cheaha”), headquartered in Oxford, Alabama, and its wholly-owned subsidiary, Cheaha Bank. All of the issued and outstanding shares of Cheaha were converted into aggregate cash merger consideration of $41.1 million. On the date of the acquisition, Cheaha had total assets with a fair value of $240.7 million, including $120.4 million in loans, and $207.0 million in deposits, and served the residents of Calhoun County, Alabama through four branch locations. The Company recorded a core deposit intangible and goodwill of $0.8 million and $11.9 million, respectively, related to the acquisition of Cheaha.

De Novo Branches. We opened a new branch in Lake Charles, Louisiana in July 2020 and a new branch in New Orleans, Louisiana in November 2020. We also closed branch locations in Zachary and Prairieville, Louisiana in October 2020 and April 2021, respectively, and one location in Dickinson, Texas in October 2021. We do not expect to open de novo branches during the remainder of 2021 or in 2022.

COVID-19 Pandemic. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. The global COVID-19 pandemic and the public health response to minimize its impact have had severe disruptive effects on economic, financial market and oil market conditions beginning in the latter part of the first quarter of 2020, and continuing through the third quarter of 2021 and beyond. Beginning in the first quarter of 2020, government responses to the pandemic included mandated closures of businesses not deemed essential, restrictions on other businesses, and stay-at-home orders or recommendations, along with crowd restrictions, which caused steep increases in unemployment and decreases in consumer and business spending. Government authorities in our markets began allowing the re-opening of businesses and easing other restrictions in the second quarter of 2020; however, the country, including areas in which we do business, experienced multiple periods of resurgences of new cases in both the third and fourth quarters of 2020. Authorities reacted to these resurgences by extending or re-imposing some restrictions. In the first quarter of 2021, though certain regions of the U.S. faced increased rates of COVID-19 infections, overall our market areas experienced a decrease in the number of cases compared to the resurgence experienced during the winter months. In response, governmental authorities in our market areas relaxed or completely repealed certain restrictions. Economic activity in the U.S., stock prices, and oil prices have been rising significantly, as COVID-19 vaccines have become widely available and pandemic-related restrictions lessened or were eliminated. At the same time, many industries have been experiencing supply chain disruptions and labor shortages. Inflation has also increased significantly, and we cannot predict the extent to which these increases may be transitory. Federally funded pandemic-related additional unemployment benefits terminated in Texas at the end of June and in Louisiana at the end of July 2021. In July 2021, new cases of COVID-19 in our markets began to rise substantially, connected to the spread of the Delta variant. On July 27, 2021, the U.S. Centers for Disease Control and Prevention (“CDC”) changed its mask guidance to, among other things, recommend that fully vaccinated individuals wear masks indoors in areas of “substantial” or “high transmission,” which according to the CDC included all of our markets, although recently some of our primary markets have been classified as areas of only “moderate” transmission. The Governor of Louisiana reinstated the state-wide mask mandate effective August 4, 2021, which remained in place until October 29, 2021. We cannot predict the extent to which individuals may decide to restrict their activities as a result of these developments, the extent to which governments may reinstitute certain restrictions, nor what impact these developments may have on the economy or our business. The extent to which our operations and financial performance will be impacted by the pandemic during the remainder of 2021 and in 2022 will depend in part on future developments, including the long-term efficacy, global availability and acceptance of the vaccines, as well as the effects of existing and potential additional governmental stimulus legislation and other actions taken in response to the pandemic.

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

Paycheck Protection Program. Beginning in the second quarter of 2020, the Bank has participated as a lender in the PPP as established by the CARES Act and as subsequently modified by other legislation. The PPP was established to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% and payments are deferred until the date on which the amount of loan forgiveness is remitted to the lender by the SBA, the forgiveness application is otherwise denied, or if no forgiveness application is filed 10 months after the end of the borrower’s covered period. PPP loans made prior to June 5, 2020 mature two years from origination, or if made on or after June 5, 2020, five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount. The original PPP program ceased taking applications on August 8, 2020. On December 27, 2020, the CAA was enacted that renewed the PPP and allocated additional funding for both new first time PPP loans under the original PPP and also authorized second draw PPP loans for certain eligible borrowers that had previously received a PPP loan. The application period for the renewed PPP lasted from January 1, 2021 through May 31, 2021. At September 30, 2021 and December 31, 2020, our loan portfolio included PPP loans with balances of $41.9 million and $94.5 million, respectively, all of which are included in commercial and industrial loans.

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

Accordingly, beginning in the first quarter of 2020, we have offered short-term modifications made in response to COVID-19 to qualified borrowers. These included short-term modifications of 90 days or less, in the form of deferrals of payment of principal and interest, principal only, or interest only, and fee waivers. At September 30, 2021, the balance of loans participating in the 90-day deferral program was approximately $0.9 million, or 0.05% of the total loan portfolio. See further discussion in the Loans section of the Discussion and Analysis of Financial Condition below.

Impact on our Operations. As discussed above, within the states in which we operate, beginning in the first quarter of 2020, many jurisdictions declared health emergencies and executed stay-at-home orders and closed non-essential businesses which impacted our operations as well as the operations of our customers. Though authorities began phasing out certain restrictions in the summer of 2020, resurgences in the number of COVID-19 cases in the second and third quarters of 2020 resulted in the extension and, in some instances, the re-imposition of certain restrictions. For example, Louisiana, where most of our operations are currently located, had eased previous restrictions in the third quarter of 2020. However, the state subsequently experienced several resurgences in the number of cases in the fall and winter of 2020, which prompted the issuance of an order as of November 25, 2020, which was extended through March 2, 2021, that reimplemented certain restrictions. Decreased levels of COVID-19 infections in the spring of 2021 led to additional easing of restrictions, including the lifting of the mask mandates in Louisiana and Texas and the cessation of nearly all COVID-19 restrictions in Texas. However, in July 2021, new cases of COVID-19 in our markets began to rise substantially, connected to the spread of the Delta variant. In response, on August 2, 2021 the Governor of Louisiana reinstituted the statewide mask mandate. Subsequently, as new cases declined, on October 26, 2021, the Governor of Louisiana lifted the statewide mask mandate. We cannot predict the extent to which individuals may decide to restrict their activities as a result of these developments, the extent to which governments may reinstitute certain restrictions, nor what impact these developments may have on the economy or our business.

Financial services have been identified as a Critical Infrastructure Sector by the Department of Homeland Security, and therefore, our business remains open. We continue to service our consumer and business customers from our 33 branch locations and through drive-thrus, ATMs, internet banking, mobile application and telephone.

Hurricane Ida. On August 29, 2021, Hurricane Ida hit the Louisiana coast as a category 4 hurricane. Though Hurricane Ida did not cause significant physical damage to our branch locations, the storm devastated some of our market areas. The Company set up programs to help employees and customers experiencing financial difficulty as a result of the hurricane, including a deferral program discussed further in Loans below. Additionally, the Company recorded an impairment charge of $21.6 million in the third quarter of 2021 related to a lending relationship with related borrowers (collectively, the “Borrower”) consisting of multiple loans that are secured by various types of collateral, including real estate, inventory, and equipment. As a result of Hurricane Ida’s impact on the Borrower’s business operations, some of the collateral securing the loan relationship experienced a significant reduction in value.

Impact on our Financial Results. As discussed in further detail below and in our Annual Report, net income for 2020 decreased compared to 2019, largely due to our increased provision for loan losses during 2020 as a result of the impacts of the pandemic; however, we had record quarterly net income for the first and second quarters of 2021 as market conditions improved and our cost of funds decreased. In the third quarter of 2021, the Company recorded an impairment charge, discussed above, that adversely impacted the financial results for the three and nine months ended September 30, 2021.

Discussion and Analysis of Financial Condition

For the nine months ended September 30, 2021, net income was $1.1 million, or $0.10 and $0.09 per basic and diluted common share, respectively, compared to net income of $9.3 million, or $0.85 per basic and diluted common share for the nine months ended September 30, 2020. Net income decreased primarily due to the increase in provision for loan losses that resulted from the $21.6 million impairment charge recorded on one of the Company’s loan relationships connected with Hurricane Ida, as discussed above. We recorded a $8.8 million provision in the nine months ended September 30, 2020 in response to the changing economic environment amidst the COVID-19 pandemic, compared to a $22.2 million provision in the nine months ended September 30, 2021. For the nine months ended September 30, 2021, our net interest margin was 3.52%, return on average assets was 0.06%, and return on average equity was 0.57%. At September 30, 2021, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations.

Loans

General. Loans, excluding loans held for sale, constitute our most significant asset, comprising 70% and 80% of our total assets at September 30, 2021 and December 31, 2020, respectively. Total loans increased $20.3 million, or 1.1%, to $1.88 billion at September 30, 2021 compared to $1.86 billion at December 31, 2020. The increase in loans was primarily the result of the acquisition of Cheaha on April 1, 2021, which added approximately $120.4 million in loans at the time of acquisition.

Beginning in the second quarter of 2020, the Bank has participated as a lender in the PPP as established by the CARES Act. At September 30, 2021, the balance, net of repayments, of the Bank’s PPP loans originated was $41.9 million, compared to $94.5 million at December 31, 2020, and is included in the commercial and industrial loan portfolio. Eighty-seven percent of the total number of PPP loans we have originated have principal balances of $150,000 or less. At September 30, 2021, approximately 76% of the total balance of PPP loans originated have been forgiven by the SBA or paid off by the customer.

Excluding loans acquired from Cheaha on April 1, 2021 with an aggregate balance of $110.1 million at September 30, 2021 and PPP loans with a total balance of $41.9 million ($1.4 million acquired from Cheaha) and $94.5 million at September 30, 2021 and December 31, 2020, respectively, loans decreased $35.7 million, or 2.0%, at September 30, 2021 compared to December 31, 2020.

The table below sets forth the composition of the Company’s loan portfolio as of the dates indicated (dollars in thousands).

	September 30, 2021		December 31, 2020
		Percentage of		Percentage of
	Amount	Total Loans	Amount	Total Loans
Construction and development	$215,247	11.4%	$206,011	11.1%
1-4 Family	362,249	19.3	339,525	18.2
Multifamily	58,972	3.1	60,724	3.3
Farmland	21,376	1.1	26,547	1.4
Commercial real estate
Owner-occupied	432,898	23.0	375,421	20.2
Nonowner-occupied	435,575	23.2	436,974	23.5
Total mortgage loans on real estate	1,526,317	81.2	1,445,202	77.7
Commercial and industrial	335,008	17.8	394,497	21.2
Consumer	19,333	1.0	20,619	1.1
Total loans	1,880,658	100.0%	1,860,318	100.0%
Loans held for sale	300		—
Total gross loans	$1,880,958		$1,860,318

At September 30, 2021, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $767.9 million, a decrease of $2.0 million, or 0.3%, compared to $769.9 million at December 31, 2020. The decrease in the business lending portfolio was driven by the $59.5 million decrease in the commercial and industrial portfolio at September 30, 2021 compared to December 31, 2020, $52.6 of which was due to the forgiveness or paydowns of PPP loans, partially offset by the $57.5 million growth in the owner-occupied commercial real estate portfolio. The business lending portfolio acquired from Cheaha totaled $19.3 million at September 30, 2021 and included approximately $6.9 million in owner-occupied commercial real estate loans.

Consumer loans totaled $19.3 million at September 30, 2021, a decrease of $1.3 million, or 6.2%, compared to $20.6 million at December 31, 2020. The acquisition of Cheaha added consumer loans totaling $5.0 million at September 30, 2021. Excluding the consumer loans acquired from Cheaha, consumer loans decreased $6.3 million, or 30.4%, due to the scheduled paydowns of consumer loans, most of which relate to our former indirect auto loan business.

The following table sets forth loans outstanding at September 30, 2021, excluding loans held for sale, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$167,192	$19,199	$20,918	$7,824	$114	$215,247
1-4 Family	57,774	92,090	44,015	22,023	146,347	362,249
Multifamily	13,058	42,126	2,288	367	1,133	58,972
Farmland	5,778	7,932	7,484	182	—	21,376
Commercial real estate
Owner-occupied	42,348	118,022	182,099	73,197	17,232	432,898
Nonowner-occupied	73,951	197,332	126,624	36,898	770	435,575
Total mortgage loans on real estate	360,101	476,701	383,428	140,491	165,596	1,526,317
Commercial and industrial	157,399	122,207	35,633	12,011	7,758	335,008
Consumer	5,485	12,076	1,345	423	4	19,333
Total loans	$522,985	$610,984	$420,406	$152,925	$173,358	$1,880,658

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2021 and December 31, 2020, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

Our loan portfolio, excluding loans held for sale, includes loans to businesses in certain industries that may be more significantly affected by the pandemic than others. These loans, including loans related to oil and gas, food services, hospitality, and entertainment, represented approximately 5.5% of our total loan portfolio, or 5.2% excluding PPP loans, at September 30, 2021, compared to 6.6% of our total portfolio, or 5.7% excluding PPP loans, at December 31, 2020, as shown in the table below.

Industry	Percentage of Loan Portfolio September 30, 2021	Percentage of Loan Portfolio September 30, 2021 (excluding PPP loans)	Percentage of Loan Portfolio December 31, 2020	Percentage of Loan Portfolio December 31, 2020 (excluding PPP loans)
Oil and gas	2.6%	2.4%	3.3%	2.6%
Food services	1.8	1.6	2.5	2.3
Hospitality	0.5	0.5	0.4	0.4
Entertainment	0.6	0.7	0.4	0.4
Total	5.5%	5.2%	6.6%	5.7%

Loan Deferral Programs. In response to the COVID-19 pandemic, beginning in the first quarter of 2020, the Bank offered short-term modifications to borrowers impacted by the pandemic who are current and otherwise not past due. These currently include short-term modifications of 90 days or less, in the form of deferrals of payment of principal and interest, principal only, or interest only, and fee waivers. As of September 30, 2021, the balance of loans participating in the 90-day deferral program was approximately $0.9 million, or 0.05% of the total loan portfolio, compared to $5.9 million, or 0.3% of the total loan portfolio, at December 31, 2020. As 90-day loan deferrals have expired, most customers have returned to their regular payment schedules. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual.

The Bank also instituted a 90-day deferral program for eligible customers who were impacted by Hurricane Ida. During the quarter ended September 30, 2021, the Bank placed loans with a total aggregate balance of $47.7 million, or 2.5% of the total loan portfolio, in the deferral program.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 11% of our total assets and totaled $285.8 million at September 30, 2021, an increase of $4.9 million, or 1.8%, from $280.8 million at December 31, 2020. The increase in investment securities at September 30, 2021 compared to December 31, 2020 resulted from increases in investments in obligations of state and political subdivisions and residential and commercial mortgage-backed securities slightly offset by a decrease in investments in obligations of U.S. government agencies and corporations.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	September 30, 2021		December 31, 2020
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of U.S. government agencies and corporations	$23,205	8.1%	$36,821	13.1%
Obligations of state and political subdivisions	34,768	12.2	30,362	10.8
Corporate bonds	27,824	9.7	27,708	9.8
Residential mortgage-backed securities	130,853	45.8	126,807	45.2
Commercial mortgage-backed securities	69,144	24.2	59,146	21.1
Total	$285,794	100.0%	$280,844	100.0%

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

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at September 30, 2021 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$830	5.88%	$2,745	5.88%	$4,287	3.59%	$—	—%
Residential mortgage-backed securities	—	—	—	—	—	—	3,545	2.89
Available for sale:
Obligations of U.S. government agencies and corporations	1	2.50	2,308	2.63	20,002	2.33	753	1.45
Obligations of state and political subdivisions	25	2.66	771	3.05	9,374	2.55	16,333	3.54
Corporate bonds	—	—	8,797	1.93	14,981	4.08	4,000	2.69
Residential mortgage-backed securities	—	—	—	—	267	1.99	126,960	1.77
Commercial mortgage-backed securities	—	—	1,150	2.82	4,407	1.73	64,183	1.82
	$856		$15,771		$53,318		$215,774

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at September 30, 2021 and December 31, 2020 (dollars in thousands).

	September 30, 2021		December 31, 2020
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$597,452	25.9%	$448,230	23.7%
Interest-bearing demand deposits	658,743	28.6	496,745	26.3
Brokered deposits	125,016	5.4	80,017	4.2
Money market deposit accounts	264,846	11.5	186,307	9.9
Savings accounts	174,953	7.6	141,134	7.5
Time deposits	482,631	21.0	535,391	28.4
Total deposits	$2,303,641	100.0%	$1,887,824	100.0%

Total deposits were $2.30 billion at September 30, 2021, an increase of $415.8 million, or 22.0%, compared to $1.89 billion at December 31, 2020. The Company acquired approximately $207.0 million in deposits from Cheaha at the time of acquisition on April 1, 2021. The remaining increase is due to organic growth and an increase in brokered deposits.

The COVID-19 pandemic has created a significant amount of excess liquidity in the market, and, as a result, we experienced large increases in both noninterest and interest-bearing demand deposits, and in money market deposit accounts and savings accounts compared to December 31, 2020. These increases were primarily driven by reduced spending by consumer and business customers related to the COVID-19 pandemic, and increases in PPP borrowers’ deposit accounts. We believe these factors may be temporary depending on the future economic effects of the COVID-19 pandemic. The Bank had $125.0 million in brokered deposits as of September 30, 2021, an increase of $45.0 from December 31, 2020, all of which were used to satisfy the required borrowings under its interest rate swap agreements, due to more favorable pricing. Management made the strategic decision to either reprice or run-off higher yielding time deposits and other interest-bearing deposit products during the year ended December 31, 2020 and the nine months ended September 30, 2021, which contributed to our decreased cost of deposits compared to the nine months ended September 30, 2020, discussed in Results of Operations below.

Our deposit mix has improved and reflects our consistent focus on relationship banking and growing our commercial relationships, as well as the effects of the pandemic on consumer and business spending. From December 31, 2020 to September 30, 2021, noninterest-bearing deposits as a percentage of total deposits has increased while time deposits as a percentage of total deposits has decreased.

The following table shows the contractual maturities of certificates of deposit and other time deposits greater than $100,000 at September 30, 2021 and December 31, 2020 (dollars in thousands).

	September 30, 2021		December 31, 2020
	Certificates of Deposit	Other Time Deposits	Certificates of Deposit	Other Time Deposits
Time remaining until maturity:
Three months or less	$83,603	$3,609	$78,482	$1,733
Over three months through six months	64,248	2,759	73,456	2,619
Over six months through twelve months	88,229	3,648	108,901	3,128
Over one year through three years	58,162	4,545	90,101	4,202
Over three years	10,075	220	10,529	283
	$304,317	$14,781	$361,469	$11,965

Borrowings

Total borrowings include securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bank and The Independent Bankers Bank totaling $60.0 million, subordinated debt issued in 2017 and 2019, and junior subordinated debentures assumed through acquisitions.

Securities sold under agreements to repurchase increased $0.9 million to $6.6 million at September 30, 2021 from $5.7 million at December 31, 2020. Our advances from the FHLB were $78.5 million at September 30, 2021, a decrease of $42.0 million, or 34.9%, from FHLB advances of $120.5 million at December 31, 2020.

We had no outstanding balances drawn on unsecured lines of credit at September 30, 2021 or December 31, 2020. The carrying value of the subordinated debt was $43.0 million and $42.9 million at September 30, 2021 and December 31, 2020, respectively. The $8.4 million and $5.9 million in junior subordinated debt at September 30, 2021 and December 31, 2020, respectively, represent the junior subordinated debentures that we assumed through acquisition. The $2.4 million increase in junior subordinated debt at September 30, 2021 compared to December 31, 2020 was a result of the acquisition of Cheaha.

The average balances and cost of funds of short-term borrowings for the nine months ended September 30, 2021 and 2020 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Federal funds purchased and other short-term borrowings	$4,335	$74,431	0.20%	1.18%
Securities sold under agreements to repurchase	5,848	4,737	0.20	0.35
Total short-term borrowings	$10,183	$79,168	0.20%	1.13%

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

For a description of our subordinated notes, see our Annual Report, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discussion and Analysis of Financial Condition - Borrowings - 2029 Notes and 2027 Notes” and Note 11 to the financial statements included in such report.

Results of Operations

Performance Summary

Three months ended September 30, 2021 vs. three months ended September 30, 2020. For the three months ended September 30, 2021, net loss was $10.0 million, or $0.95 per basic and diluted common share, respectively, compared to net income of $4.5 million, or $0.41 per basic and diluted common share, for the three months ended September 30, 2020. The primary driver of the decrease in net income is the $21.6 million impairment charge recorded in the third quarter of 2021 and discussed above. The negative impact of the impairment charge was partially offset by a $1.1 million increase in interest income, a $1.8 million decrease in interest expense driven by the reduction in the federal funds target rate, discussed above, and $1.8 million in swap termination fee income for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Return on average assets decreased to -1.47% for the three months ended September 30, 2021 compared to 0.77% for the three months ended September 30, 2020. Return on average equity was -15.56% for the three months ended September 30, 2021 compared to 7.41% for the three months ended September 30, 2020.

Nine months ended September 30, 2021 vs. nine months ended September 30, 2020. For the nine months ended September 30, 2021, net income was $1.1 million, or $0.10 and $0.09 per basic and diluted common share, respectively, compared to net income of $9.3 million, or $0.85 per basic and diluted common share, for the nine months ended September 30, 2020. The primary driver of the decrease in net income is the $21.6 million impairment charge recorded in the third quarter of 2021 and discussed above. The negative impact of the impairment charge was partially offset by a $1.0 million increase in interest income, a $7.0 million decrease in interest expense, and $1.8 million in swap termination fee income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Return on average assets decreased to 0.06% for the nine months ended September 30, 2021 compared to 0.55% for the nine months ended September 30, 2020. Return on average equity was 0.57% for the nine months ended September 30, 2021 compared to 5.20% for the nine months ended September 30, 2020.

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

Three months ended September 30, 2021 vs. three months ended September 30, 2020. Net interest income increased 15.2% to $21.5 million for the three months ended September 30, 2021 compared to $18.7 million for the same period in 2020. This increase is due primarily to the decrease in the cost of deposits compared to the same period in 2020. Average interest-bearing deposits increased approximately $300.9 million for the three months ended September 30, 2021 compared to the same period in 2020, but we experienced a $1.8 million decrease in interest expense, discussed in more detail below. The increase in interest-bearing deposits resulted from the acquisition of Cheaha, organic growth of the Company, and the use of brokered deposits. The organic growth experienced was partially driven by reduced consumer and business spending related to the pandemic as well as increases in PPP borrowers’ deposit accounts. There was also a $107.9 million increase in average loans, primarily due to the acquisition of Cheaha, compared to the same period in 2020, which drove a $1.1 million increase in interest income, also discussed in more detail below.

Interest income was $24.5 million, including $1.3 million of interest and fees for PPP loans, for the three months ended September 30, 2021, compared to $23.4 million, including $0.8 million of interest and fees for PPP loans, for the same period in 2020. Loan interest income made up substantially all of our interest income for the three months ended September 30, 2021 and 2020. An increase in interest income of $2.1 million can be attributed to the change in the volume of interest-earning assets, and a decrease of $1.0 million can be attributed to a decrease in the yield earned on those assets. The overall yield on interest-earning assets was 3.91% and 4.33% for the three months ended September 30, 2021 and 2020, respectively. The loan portfolio yielded 4.79% for the three months ended September 30, 2021 and September 30, 2020, while the yield on the investment portfolio was 1.44% for the three months ended September 30, 2021 compared to 1.89% for the three months ended September 30, 2020.

Interest expense was $2.9 million for the three months ended September 30, 2021, a decrease of $1.8 million compared to interest expense of $4.7 million for the three months ended September 30, 2020. A decrease in interest expense of $0.4 million resulted from the change in volume of interest-bearing liabilities and a decrease of $1.4 million resulted from the decrease in the cost of interest-bearing liabilities, primarily time deposits. Average interest-bearing liabilities increased approximately $217.2 million for the three months ended September 30, 2021 compared to the same period in 2020 mainly as a result of a $300.9 million increase in interest-bearing deposits, while average short- and long-term debt decreased by $83.7 million. The cost of deposits decreased 54 basis points to 0.43% for the three months ended September 30, 2021 compared to 0.97% for the three months ended September 30, 2020 as a result of the decrease in the rates offered for our all of our interest-bearing deposit products, which are driven by the federal funds target rate. Management also made a strategic decision to either reprice or run-off higher yielding time deposits and other interest-bearing deposit products during 2020 and the nine months ended September 30, 2021, which substantially contributed to our decreased cost of deposits compared to the quarter ended September 30, 2020. The cost of interest-bearing liabilities decreased 53 basis points to 0.63% for the three months ended September 30, 2021 compared to 1.16% for the same period in 2020, due to the decrease in the cost of both deposits and short-term borrowings.

Net interest margin was 3.44% for the three months ended September 30, 2021, a decrease of two basis points from 3.46% for the three months ended September 30, 2020. The decrease in net interest margin was primarily driven by the excess liquidity in interest earning balances with banks, which caused a decrease in the yield on interest-earning assets. Interest earning balances with banks had an average balance of $276.8 million and a yield of 0.33% for the three months ended September 30, 2021 compared to an average balance of $49.3 million and a yield of 1.39% for the three months ended September 30, 2020. The decrease in net interest margin resulting from excess liquidity was partially offset by a 54 basis point decrease in the cost of deposits.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended September 30, 2021 and 2020. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended September 30,
	2021			2020
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,923,960	$23,220	4.79%	$1,816,014	$21,866	4.79%
Securities:
Taxable	262,751	892	1.35	262,088	1,199	1.82
Tax-exempt	18,499	129	2.76	22,504	157	2.77
Interest-earning balances with banks	276,860	232	0.33	49,340	172	1.39
Total interest-earning assets	2,482,070	24,473	3.91	2,149,946	23,394	4.33
Cash and due from banks	38,511			28,225
Intangible assets	44,040			32,563
Other assets	142,608			126,581
Allowance for loan losses	(20,517)			(16,814)
Total assets	$2,686,712			$2,320,501
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$901,146	$599	0.26%	$627,715	$755	0.48%
Brokered deposits	112,601	264	0.93	—		—
Savings deposits	173,971	67	0.15	133,701	91	0.27
Time deposits	503,600	924	0.73	629,027	2,558	1.62
Total interest-bearing deposits	1,691,318	1,854	0.43	1,390,443	3,404	0.97
Short-term borrowings	9,136	5	0.21	95,316	248	1.03
Long-term debt	129,786	1,066	3.26	127,290	1,036	3.24
Total interest-bearing liabilities	1,830,240	2,925	0.63	1,613,049	4,688	1.16
Noninterest-bearing deposits	581,397			445,725
Other liabilities	20,459			21,905
Stockholders’ equity	254,616			239,822
Total liabilities and stockholders’ equity	$2,686,712			$2,320,501
Net interest income/net interest margin		$21,548	3.44%		$18,706	3.46%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

	Three months ended September 30, 2021 vs.
	Three months ended September 30, 2020
	Volume	Rate	Net(1)
Interest income:
Loans	$1,300	$54	$1,354
Securities:
Taxable	3	(309)	(306)
Tax-exempt	(29)	—	(29)
Interest-earning balances with banks	796	(736)	60
Total interest-earning assets	2,070	(991)	1,079
Interest expense:
Interest-bearing demand deposits	332	(488)	(156)
Brokered deposits	(34)	299	265
Savings deposits	27	(52)	(25)
Time deposits	(508)	(1,126)	(1,634)
Short-term borrowings	(224)	(19)	(243)
Long-term debt	20	10	30
Total interest-bearing liabilities	(387)	(1,376)	(1,763)
Change in net interest income	$2,457	$385	$2,842

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Nine months ended September 30, 2021 vs. nine months ended September 30, 2020. Net interest income increased 14.7% to $62.3 million for the nine months ended September 30, 2021 compared to $54.4 million for the same period in 2020. This increase is due primarily to the decrease in the cost of deposits compared to the same period in 2020. Average interest-bearing deposits increased approximately $230.1 million for the nine months ended September 30, 2021 compared to the same period in 2020, but we experienced a $7.0 million decrease in interest expense, discussed in more detail below. The increase in interest-bearing deposits resulted from the acquisition of Cheaha, organic growth of the Company, and the use of brokered deposits. The organic growth experienced was partially driven by reduced consumer and business spending related to the pandemic as well as increases in PPP borrowers’ deposit accounts. There was also a $138.7 million increase in average loans, primarily due to the acquisition of Cheaha, compared to the same period in 2020, which drove a $1.0 million increase in interest income, also discussed in more detail below.

Interest income was $71.8 million, including $4.0 million of interest and fees for PPP loans, for the nine months ended September 30, 2021, compared to $70.8 million, including $1.6 million of interest and fees for PPP loans, for the same period in 2020. Loan interest income made up substantially all of our interest income for the nine months ended September 30, 2021 and 2020. An increase in interest income of $7.0 million can be attributed to the change in the volume of interest-earning assets, and a decrease of $6.0 million can be attributed to a decrease in the yield earned on those assets. The overall yield on interest-earning assets was 4.05% and 4.51% for the nine months ended September 30, 2021 and 2020, respectively. The loan portfolio yielded 4.76% for the nine months ended September 30, 2021 compared to 4.96% for the nine months ended September 30, 2020, while the yield on the investment portfolio was 1.47% for the nine months ended September 30, 2021 compared to 2.16% for the nine months ended September 30, 2020.

Interest expense was $9.4 million for the nine months ended September 30, 2021, a decrease of $7.0 million compared to interest expense of $16.4 million for the nine months ended September 30, 2020. A decrease in interest expense of $1.7 million resulted from the change in volume of interest-bearing liabilities and a decrease of $5.3 million resulted from the decrease in the cost of interest-bearing liabilities, primarily time deposits. Average interest-bearing liabilities increased approximately $161.8 million for the nine months ended September 30, 2021 compared to the same period in 2020 mainly as a result of a $230.1 million increase in interest-bearing deposits, while average short- and long-term debt decreased by $68.3 million. The cost of deposits decreased 69 basis points to 0.52% for the nine months ended September 30, 2021 compared to 1.21% for the nine months ended September 30, 2020 as a result of the decrease in the rates offered for all of our interest-bearing deposit products, which are driven by the federal funds target rate. Management also made a strategic decision to either reprice or run-off higher yielding time deposits and other interest-bearing deposit products during 2020 and the nine months ended September 30, 2021, which substantially contributed to our decreased cost of deposits compared to the nine months ended September 30, 2020. The cost of interest-bearing liabilities decreased 66 basis points to 0.72% for the nine months ended September 30, 2021 compared to 1.38% for the same period in 2020, due to the decrease in the cost of both deposits and short-term borrowings.

Net interest margin was 3.52% for the nine months ended September 30, 2021, an increase of six basis points from 3.46% for the nine months ended September 30, 2020. The increase in net interest margin was primarily driven by a decrease in the cost of interest-bearing liabilities.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the nine months ended September 30, 2021 and 2020. Averages presented in the table below are daily averages (dollars in thousands).

	Nine months ended September 30,
	2021			2020
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,907,492	$67,982	4.76%	$1,768,801	$65,653	4.96%
Securities:
Taxable	272,010	2,791	1.37	252,161	3,962	2.10
Tax-exempt	20,256	418	2.76	26,622	544	2.73
Interest-earning balances with banks	171,090	598	0.47	49,408	658	1.78
Total interest-earning assets	2,370,848	71,789	4.05	2,096,992	70,817	4.51
Cash and due from banks	36,525			26,900
Intangible assets	40,336			32,143
Other assets	137,770			118,521
Allowance for loan losses	(20,507)			(13,970)
Total assets	$2,564,972			$2,260,586
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$831,320	$1,985	0.32%	$593,883	$2,785	0.63%
Brokered deposits	97,998	713	0.97	—	—	—
Savings deposits	164,636	204	0.17	125,541	314	0.33
Time deposits	524,571	3,368	0.86	668,998	9,527	1.90
Total interest-bearing deposits	1,618,525	6,270	0.52	1,388,422	12,626	1.21
Short-term borrowings	10,183	16	0.20	79,168	671	1.13
Long-term debt	129,141	3,156	3.27	128,444	3,140	3.26
Total interest-bearing liabilities	1,757,849	9,442	0.72	1,596,034	16,437	1.38
Noninterest-bearing deposits	536,207			404,801
Other liabilities	19,674			19,723
Stockholders’ equity	251,242			240,028
Total liabilities and stockholders’ equity	$2,564,972			$2,260,586
Net interest income/net interest margin		$62,347	3.52%		$54,380	3.46%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

	Nine months ended September 30, 2021 vs.
	Nine months ended September 30, 2020
	Volume	Rate	Net(1)
Interest income:
Loans	$5,148	$(2,819)	$2,329
Securities:
Taxable	312	(1,482)	(1,170)
Tax-exempt	(131)	4	(127)
Interest-earning balances with banks	1,621	(1,681)	(60)
Total interest-earning assets	6,950	(5,978)	972
Interest expense:
Interest-bearing demand deposits	1,117	(1,918)	(801)
Brokered deposits	(272)	988	716
Savings deposits	98	(207)	(109)
Time deposits	(2,054)	(4,108)	(6,162)
Short-term borrowings	(585)	(71)	(656)
Long-term debt	17	—	17
Total interest-bearing liabilities	(1,679)	(5,316)	(6,995)
Change in net interest income	$8,629	$(662)	$7,967

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Noninterest Income

Noninterest income includes, among other things, fees generated from our deposit services, gain on sale of investment securities, fixed assets and other real estate owned, swap termination fee income, servicing fees and fee income on serviced loans, interchange fees, income from bank owned life insurance, and changes in the fair value of equity securities. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.

Three months ended September 30, 2021 vs. three months ended September 30, 2020. Total noninterest income increased $0.5 million, or 15.1%, to $3.9 million for the three months ended September 30, 2021 compared to $3.4 million for the three months ended September 30, 2020. The increase in noninterest income is mainly attributable to $1.8 million in swap termination fee income, which was recorded when we voluntarily terminated a number of our interest rate swap agreements at the end of the third quarter of 2021, partially offset by decreases in the gain on sale of investment securities and other operating income. The decrease in other operating income was attributable to a $0.8 million decrease in derivative fee income compared to the three months ended September 30, 2020.

Nine months ended September 30, 2021 vs. nine months ended September 30, 2020. Total noninterest income increased $1.9 million, or 23.0%, to $10.4 million for the nine months ended September 30, 2021 compared to $8.4 million for the nine months ended September 30, 2020. The increase in noninterest income is mainly attributable to $1.8 million in swap termination fee income and the $0.2 million increase in the fair value of equity securities compared to a loss in fair value of equity securities of $0.6 million during the nine months ended September 30, 2020. The change in the fair value of equity securities during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is attributable to closing prices and mix of equity securities held by the Company at September 30, 2021 and fluctuates with market activity. These increases were partially offset by a $1.6 million decrease in the other operating income, primarily due to a $1.4 million decrease in derivative fee income compared to the nine months ended September 30, 2020.

Noninterest Expense

Three months ended September 30, 2021 vs. three months ended September 30, 2020. Total noninterest expense was $16.4 million for the three months ended September 30, 2021, an increase of $2.3 million, or 16.6%, compared to the same period in 2020. The increase is primarily attributable to the $1.5 million increase in salaries and employee benefits and $0.4 million increases in acquisition expense and other operating expenses. The $1.5 million increase in salaries and employee benefits was driven by an increase in employees following the acquisition of Cheaha, which added four branch locations and related staff, as well as an increase in health insurance claims and deferred compensation costs.

Nine months ended September 30, 2021 vs. nine months ended September 30, 2020. Total noninterest expense was $49.2 million for the nine months ended September 30, 2021, an increase of $6.7 million, or 15.8%, compared to the same period in 2020. The increase is primarily attributable to the $3.6 million and $1.4 million increases in salaries and employee benefits and acquisition expense, respectively. The $3.6 million increase in salaries and employee benefits was driven by an increase in employees following the Cheaha acquisition and the addition of two de novo branches in the second and third quarters of 2020, as well as unfavorable health insurance claims, and deferred compensation costs. For additional information on acquisition expenses, see Note 2 to the financial statements herein.

Income Tax (Benefit) Expense

We recorded an income tax benefit of $2.6 million for the three months ended September 30, 2021 and an income tax expense of $1.1 million for the three months ended September 30, 2020. The effective tax rate for the three months ended September 30, 2021 and 2020 was 21.0% and 19.6%, respectively. Income tax expense for the nine months ended September 30, 2021 and 2020 was $0.3 million and $2.3 million, respectively. The effective tax rate for the nine months ended September 30, 2021 and 2020 was 20.1% and 19.4%, respectively.

For the nine months ended September 30, 2021 and the three and nine months ended 2020, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and bank owned life insurance.

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

At September 30, 2021 and December 31, 2020, there were no loans classified as loss. There was $0.6 million of loans classified as doubtful at September 30, 2021, compared to $0.9 million at December 31, 2020. At September 30, 2021 and December 31, 2020, there were $59.0 million and $20.1 million, respectively, of loans classified as substandard, and $7.6 million and $16.9 million, respectively, of loans classified as special mention. The increase in substandard loans compared to December 31, 2020 was driven by the loan relationship for which the Company recorded a $21.6 million impairment charge in connection with Hurricane Ida as discussed above, in addition to several commercial and industrial loan relationships primarily within the energy sector, and several owner-occupied commercial real estate relationships.

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

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by type. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $20.6 million and $20.4 million at September 30, 2021 and December 31, 2020, respectively.

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

Impaired loans at September 30, 2021, which include TDRs and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses, were $36.2 million compared to $19.2 million at December 31, 2020. The increase in impaired loans at September 30, 2021 compared to December 31, 2020 was driven by the loan relationship for which the Company recorded a $21.6 million impairment, as discussed above. Many of the loans comprising the total relationship were placed on nonaccrual following the impairment. At September 30, 2021 and December 31, 2020, $0.7 million and $0.2 million, respectively, of the allowance for loan losses was specifically allocated to impaired loans.

The provision for loan losses is a charge to expense in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the nine months ended September 30, 2021 and 2020, the provision for loan losses was $22.2 million and $8.8 million, respectively. The provision for loan losses for the nine months ended September 30, 2021 includes a $21.6 million impairment charge related to one loan relationship impacted by Hurricane Ida. Additional provision for loan losses was recorded in the nine months ended September 30, 2020 compared to prior periods primarily as a result of the deterioration of market conditions which were adversely affected by the COVID-19 pandemic. The Company continues to assess the impact the pandemic may have on its loan portfolio to determine the need for additional reserves.

Acquired loans that are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. Because ASC 310-30 does not permit carry over or recognition of an allowance for loan losses, we may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses if future cash flows deteriorate below initial projections. In 2020, one acquired loan accounted for under ASC 310-30 required a specific reserve of $0.2 million, which was charged to provision for loan losses. There was no additional provision for loan losses recorded for ASC 310-30 loans during the nine months ended September 30, 2021.

The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	September 30, 2021	December 31, 2020
Construction and development	$2,327	$2,375
1-4 Family	3,146	3,370
Multifamily	665	589
Farmland	394	435
Commercial real estate	8,960	8,496
Total mortgage loans on real estate	15,492	15,265
Commercial and industrial	4,703	4,558
Consumer	372	540
Total	$20,567	$20,363

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Allowance at beginning of period	$20,445	$16,657	$20,363	$10,700
Provision for loan losses	21,713	2,500	22,227	8,760
Charge-offs:
Mortgage loans on real estate:
Construction and development	—	—	(11)	—
1-4 Family	(54)	(13)	(188)	(173)
Farmland	—	—	(13)	—
Commercial real estate	(10,222)	—	(10,222)	(76)
Commercial and industrial	(11,363)	(81)	(11,666)	(88)
Consumer	(25)	(89)	(124)	(259)
Total charge-offs	(21,664)	(183)	(22,224)	(596)
Recoveries
Mortgage loans on real estate:
Construction and development	6	10	19	32
1-4 Family	5	27	25	36
Commercial real estate	2	3	5	34
Commercial and industrial	47	3	66	8
Consumer	13	27	86	70
Total recoveries	73	70	201	180
Net charge-offs	(21,591)	(113)	(22,023)	(416)
Balance at end of period	$20,567	$19,044	$20,567	$19,044
Net charge-offs to:
Loans - average	1.12%	0.01%	1.15%	0.02%
Allowance for loan losses	104.98%	0.59%	107.08%	2.18%
Allowance for loan losses to:
Total loans	1.09%	1.04%	1.09%	1.04%
Nonperforming loans	62.44%	153.80%	62.44%	153.80%

The allowance for loan losses to total loans was 1.09% and 1.04% at September 30, 2021 and 2020, respectively. The allowance for loan losses to nonperforming loans decreased to 62.44% at September 30, 2021 compared to 153.80% at September 30, 2020. The increase in the allowance for loan losses to total loans at September 30, 2021 is primarily due to the increase in the allowance for loan losses compared to September 30, 2020. The decrease in the allowance for loan losses to nonperforming loans is due to the increase in nonperforming loans, which increased to $32.9 million at September 30, 2021 compared to $12.4 million at September 30, 2020.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs, which include recoveries of amounts previously charged off, for the three and nine months ended September 30, 2021 were $21.6 million and $22.0 million, respectively, equal to 1.12% and 1.15%, respectively, of the average loan balance for each period. Net charge-offs for the three and nine months ended September 30, 2020 were $0.1 million and $0.4 million, respectively, equal to 0.01% and 0.02%, respectively, of the average loan balance for each period. Most of the increase in charge-offs for the three and nine month periods ended September 30, 2021 was due to charge-offs of $21.6 million in the third quarter of 2021 due to the impairment charge related to one loan relationship impacted by Hurricane Ida.

Management believes the allowance for loan losses at September 30, 2021 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to the scope and duration of the COVID-19 pandemic and its continued influence on the economy, Hurricane Ida and its potential impact to our market areas, other unanticipated adverse changes in the economy, or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

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

There were 30 loans classified as TDRs at September 30, 2021 with a total aggregate balance of $12.2 million, compared to 34 loans with a total aggregate balance of $14.7 million at December 31, 2020. At September 30, 2021, ten of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, eight of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, six restructured loans were considered TDRs due to principal payment forbearance, paying interest only for a specified period of time, four of the restructured loans were considered TDRs due to principal and interest forbearance, and two restructured loans were considered TDRs due to a reduction in principal payments on a modified payment schedule.

As of September 30, 2021, one $1.2 million commercial real estate TDR was in default of its modified terms and is included in nonaccrual loans. At December 31, 2020, none of the TDRs were in default of their modified terms and included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.

The following table shows the principal amounts of nonperforming and restructured loans as of the dates indicated. All loans for which information exists about possible credit problems that would cause us to have serious doubts about the borrower’s ability to comply with the current repayment terms of the loan have been reflected in the table below (dollars in thousands).

	As of and for the nine months ended	As of and for the year ended
	September 30, 2021	December 31, 2020
Nonaccrual loans	$32,803	$13,506
Accruing loans past due 90 days or more	136	321
Total nonperforming loans	$32,939	$13,827
TDRs	5,689	8,017
Total nonperforming loans and restructured loans	$38,628	$21,844
Interest income recognized on nonperforming loans and restructured loans	$397	$757
Interest income foregone on nonperforming loans and restructured loans	$684	$455

Nonperforming loans are comprised of accruing loans past due 90 days or more and nonaccrual loans. Nonperforming loans outstanding represented 1.75% and 0.74% of total loans at September 30, 2021 and December 31, 2020, respectively. The increase in nonperforming loans is primarily due to the loan relationship impacted by Hurricane Ida discussed above, which added $15.5 million to the balance of nonperforming loans at September 30, 2021.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value, less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. Other real estate owned with a cost basis of $0.9 million was sold during the three and nine months ended September 30, 2021, respectively, resulting in a loss of $5,000 for the nine months ended September 30, 2021. No loss was recognized for the three months ended September 30, 2021. No other real estate owned was sold during the three months ended September 30, 2020. Other real estate owned with a cost basis of $0.1 million and was sold during the nine months ended September 30, 2020, resulting in a gain of $26,000 for the period. At September 30, 2021, approximately $1.4 million of loans secured by real estate were in the process of foreclosure.

The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	September 30, 2021	December 31, 2020
1-4 Family	$—	$28
Commercial real estate	635	635
Total other real estate owned	$635	$663

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Nine months ended September 30,
	2021	2020
Balance, beginning of period	$663	$133
Additions	501	—
Transfers from acquired loans	354	41
Sales of other real estate owned	(883)	(105)
Balance, end of period	$635	$69

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At September 30, 2021, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of September 30, 2021
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income(1)
+300	9.0%
+200	6.0%
+100	3.5%
-100	(5.0)%

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At September 30, 2021 and December 31, 2020, 75% and 69% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At September 30, 2021, securities with a carrying value of $119.1 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $84.6 million in pledged securities at December 31, 2020.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2021, the balance of our outstanding advances with the FHLB was $78.5 million, a decrease from $120.5 million at December 31, 2020. The total amount of the remaining credit available to us from the FHLB at September 30, 2021 was $848.8 million.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $6.6 million of repurchase agreements outstanding at September 30, 2021 compared to $5.7 million of repurchase agreements outstanding at December 31, 2020.

We maintain unsecured lines of credit with other commercial banks totaling $60.0 million. The lines of credit mature at various times within the next year. We had no outstanding balances on our unsecured lines of credit at September 30, 2021 and December 31, 2020.

In addition, at both September 30, 2021 and December 31, 2020, we had $43.6 million in aggregate principal amount of subordinated debt outstanding. For additional information, see our Annual Report on Form 10-K for the year ended December 31, 2020, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discussion and Analysis of Financial Condition - Borrowings - 2029 Notes and 2027 Notes” and Note 11 to the financial statements included in such report.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. At September 30, 2021 and December 31, 2020, we held $125.0 million and $80.0 million, respectively, in brokered deposits, as defined for federal regulatory purposes, which the Bank uses periodically to satisfy the required borrowings under its interest rate swap agreements, due to more favorable pricing. We also hold QwickRate® deposits, included in our time deposit balances, which we obtain through a qualified network to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At September 30, 2021, we held $67.3 million of QwickRate® deposits, a decrease compared to $123.1 million at December 31, 2020.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three and nine month periods ended September 30, 2021 and 2020.

	Percentage of Total		Percentage of Total		Cost of Funds		Cost of Funds
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Noninterest-bearing demand deposits	24%	22%	24%	20%	—%	—%	—%	—%
Interest-bearing demand deposits	37	30	36	30	0.26	0.48	0.32	0.63
Brokered deposits	5	—	4	—	0.93	—	0.97	—
Savings accounts	7	6	7	6	0.15	0.27	0.17	0.33
Time deposits	21	31	23	33	0.73	1.62	0.86	1.90
Short-term borrowings	—	5	—	4	0.21	1.03	0.20	1.13
Long-term borrowed funds	6	6	6	7	3.26	3.24	3.27	3.26
Total deposits and borrowed funds	100%	100%	100%	100%	0.48%	0.90%	0.55%	1.09%

Capital Management. Our primary sources of capital include retained earnings, capital obtained through acquisitions, and proceeds from the sale of our capital stock and subordinated debt. We may issue additional common stock and debt securities from time to time to fund acquisitions and support our organic growth.

During the nine months ended September 30, 2021, the Company paid $2.3 million in dividends, compared to $2.0 million during the nine months ended September 30, 2020. The Company declared dividends on its common stock of $0.23 per share during the nine months ended September 30, 2021 compared to dividends of $0.19 per share during the nine months ended September 30, 2020. Our board of directors has authorized a share repurchase program and, at September 30, 2021, the Company had 205,692 shares of its common stock remaining authorized for repurchase under the program. During the nine months ended September 30, 2021, the Company paid $6.9 million to repurchase 359,138 shares of its common stock, compared to paying $10.8 million to repurchase 640,605 shares of its common stock during the nine months ended September 30, 2020.

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

The Company and the Bank each were in compliance with all regulatory capital requirements at September 30, 2021 and December 31, 2020. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement for Bank to be Well Capitalized Under Prompt Corrective Action Rules
	Amount	Ratio	Amount	Ratio
September 30, 2021
Investar Holding Corporation:
Tier 1 leverage capital	$200,141	7.60%	$—	—%
Common equity tier 1 capital	190,641	9.25	—	—
Tier 1 capital	200,141	9.71	—	—
Total capital	264,123	12.82	—	—
Investar Bank:
Tier 1 leverage capital	236,680	8.99	131,602	5.00
Common equity tier 1 capital	236,680	11.50	133,734	6.50
Tier 1 capital	236,680	11.50	164,595	8.00
Total capital	257,697	12.53	205,744	10.00

December 31, 2020
Investar Holding Corporation:
Tier 1 leverage capital	$215,750	9.49%	$—	—%
Common equity tier 1 capital	209,250	11.02	—	—
Tier 1 capital	215,750	11.36	—	—
Total capital	279,253	14.71	—	—
Investar Bank:
Tier 1 leverage capital	237,684	10.47	113,546	5.00
Common equity tier 1 capital	237,684	12.53	123,268	6.50
Tier 1 capital	237,684	12.53	151,714	8.00
Total capital	258,291	13.62	189,642	10.00

Off-Balance Sheet Transactions

Swap Contracts. The Bank enters into interest rate swap contracts, some of which are forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 8.1 years. At September 30, 2021, the Company had no current interest rate swap agreements compared to current interest rate swap agreements with a total notional amount of $80.0 million at December 31, 2020, and forward starting interest rate swap agreements with a total notional amount of $115.0 million compared to $140.0 million at December 31, 2020, all of which were designated as cash flow hedges. For additional information, see Note 7 to the financial statements included herein.

In September 2021, the Company voluntarily terminated interest rate swaps with a total notional amount of $150.0 million in response to market conditions and as a result of excess liquidity. Since the Company used brokered deposits to satisfy the borrowings required by the swap agreements, we will reduce the use of brokered deposits in the fourth quarter of 2021. Unrealized gains of $1.4 million, net of tax expense of $0.4 million, were reclassified from “Accumulated other comprehensive income” as of September 30, 2021 and recorded as “Swap termination fee income” in noninterest income in the accompanying consolidated statements of income for the three and nine months ended September 30, 2021.

The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the nine months ended September 30, 2021 and 2020.

Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $0.5 million and $0.2 million at September 30, 2021 and December 31, 2020, respectively.

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

	September 30, 2021	December 31, 2020
Commitments to extend credit:
Loan commitments	$346,866	$266,039
Standby letters of credit	18,285	14,420

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at September 30, 2021, the Company had unfunded commitments of $1.9 million for its investment in Small Business Investment Company qualified funds.

For the nine months ended September 30, 2021 and for the year ended December 31, 2020, except as disclosed herein and in the Company’s Annual Report, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Contractual Obligations

The following table presents, at September 30, 2021, contractual obligations to third parties by payment date (dollars in thousands).

	Payments Due In:
	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$1,821,010	—	—	—	$1,821,010
Time deposits(1)(2)	376,298	90,362	15,182	—	481,842
Securities sold under agreements to repurchase(1)	6,580	—	—	—	6,580
Federal Home Loan Bank advances(1)	—	20,000	3,500	55,000	78,500
Subordinated debt(1)	—	—	—	43,600	43,600
Junior subordinated debt(1)(2)	—	—	—	9,795	9,795
Operating lease commitment	597	1,131	860	1,438	4,026
Total contractual obligations	$2,204,485	$111,493	$19,542	$109,833	$2,445,353

(1)	Excludes interest.
(2)	Excludes unamortized premiums and discounts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2020 are set forth in the Company’s Annual Report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” Please refer to the information in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Risk Management” in this report for additional information about the Company’s market risk for the nine months ended September 30, 2021; except as discussed therein, there have been no material changes in the Company’s market risk since December 31, 2020.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

For information regarding risk factors that could affect Investar Holding Corporation's (the “Company”) results of operations, financial condition and liquidity, see the risk factors disclosed in the Annual Report. There have been no significant changes in our risk factors as described in such Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended September 30, 2021.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
July 1, 2021 - July 31, 2021	17,198	$21.50	17,127	298,113
August 1, 2021 - August 31, 2021	58,918	22.39	58,821	239,292
September 1, 2021 - September 30, 2021	33,600	22.46	33,600	205,692
	109,716	$22.27	109,548	205,692

(1)	Includes 168 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.

(2)

On March 17, 2021, the Company announced that its board of directors authorized the repurchase of an additional 300,000 shares of the Company’s common stock under its stock repurchase plan, and on May 19, 2021, the Company announced that its board of directors authorized the repurchase of an additional 200,000 shares of the Company's common stock through July 31, 2021. As of September 30, 2021, the Company had 205,692 shares remaining as authorized for repurchase.

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

INVESTAR HOLDING CORPORATION

Date: November 3, 2021	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2021	/s/ Christopher L. Hufft
Christopher L. Hufft
Chief Financial Officer
(Principal Financial Officer)