Form 10-K
period 2021-12-31
Investar Holding Corp
filed 2022-03-09
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-K

_____________________________________

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2021, was approximately $220.7 million.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value per share, 10,310,212 shares outstanding as of March 7, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders of Investar Holding Corporation are incorporated by reference into Part III of the Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

PART I

Item 1. Business

General

Investar Holding Corporation (the “Company”), a Louisiana corporation incorporated in 2009, is a financial holding company headquartered in Baton Rouge, Louisiana that conducts its operations primarily through its wholly-owned subsidiary, Investar Bank, National Association (the “Bank”), a national bank chartered by the Office of the Comptroller of Currency (“OCC”). The Bank was originally chartered as a Louisiana commercial bank in 2006 and converted to a national bank in July 2019. Through the Bank, the Company offers a wide range of commercial banking products tailored to meet the needs of individuals, professionals, and small to medium-sized businesses. Our primary areas of operation are south Louisiana, including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; southeast Texas, including Houston and its surrounding area, Alice and Victoria; and Alabama, including York and its surrounding area and, as of April 1, 2021, Oxford and its surrounding area. These markets are served from our executive and operations center located in Baton Rouge and from 33 full service branches located throughout our market areas. We have experienced significant growth since the Bank was chartered, completing seven whole-bank acquisitions and establishing additional branches in our market areas.

As of December 31, 2021, on a consolidated basis, the Company had total assets of $2.5 billion, net loans of $1.9 billion, total deposits of $2.1 billion, and stockholders’ equity of $242.6 million.

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

For a discussion of the impacts of the COVID-19 pandemic on the Company, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – COVID-19.

The information set forth in this Annual Report on Form 10-K is as of March 9, 2022, unless otherwise indicated herein.

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

Lending Activities. Income generated by our lending activities represents a substantial portion of our total revenue. For the years ended December 31, 2021, 2020 and 2019, income from our lending activities comprised 84%, 83% and 85%, respectively, of our total revenue. Over the last three fiscal years, we have increased our focus on commercial real estate loans and commercial and industrial loans.

Lending to Businesses. Our lending to small to medium-sized businesses falls into three general categories:

•

Commercial real estate loans. Approximately 52% of our total loans at December 31, 2021 were commercial real estate loans, which include multifamily, farmland and commercial real estate loans, with owner-occupied loans comprising approximately 47% of the commercial real estate loan portfolio. Commercial real estate loan terms generally are 10 years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 120 months, and we generally charge an origination fee. Risks associated with commercial real estate loans include, among other things, fluctuations in the value of real estate, new job creation trends, tenant vacancy rates, and the quality of the borrower’s management. We attempt to limit risk by analyzing a borrower’s cash flow and collateral value on an ongoing basis. Also, we typically require personal guarantees from the principal owners of the property, supported by a review of their personal financial statements, as an additional means of mitigating our risk. We also manage risk by avoiding concentrations in any one business or industry.

•

Commercial and industrial loans. Commercial and industrial loans primarily consist of working capital lines of credit and equipment loans. The terms of these loans vary by purpose and by type of underlying collateral. We make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the relevant piece of equipment. Loans to support working capital typically have terms not exceeding one year, and such loans are secured by accounts receivable or inventory. Fixed rate loans are priced based on collateral, term and amortization. The interest rate for floating rate loans is typically tied to the prime rate published in The Wall Street Journal. Commercial and industrial loans accounted for approximately 17% of our total loans at December 31, 2021.

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

•

Construction and development loans. Construction and development loans, which consist of loans for the construction of commercial projects, single family residential properties and multifamily properties, accounted for approximately 11% of our total loans at December 31, 2021. Our construction and development loans are made on both a “pre-sold” basis and on a “speculative” basis. Construction and development loans are generally made with a term of 6 to 18 months, with interest accruing at either a fixed or floating rate and paid monthly. These loans are secured by the underlying project being built. For construction loans, loan to value ratios range from 70% to 80% of the developed/completed value, while for development loans our loan to value ratios typically will not exceed 70% to 75% of such value. Speculative loans are based on the borrower’s financial strength and cash flow position, and we disburse funds in installments based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector.

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

Lending to Individuals. We make the following types of loans to our individual customers:

•

Residential real estate. 1-4 family residential real estate loans, including second mortgage loans, comprised approximately 19% of our total loans at December 31, 2021. Second mortgage loans in this category include only loans we make to cover the gap between the purchase price of a residence and the amount of the first mortgage; all other second mortgage loans are considered consumer loans. Loan to value ratios do not typically exceed 80%, although some of the mortgage loans that we retain in our portfolio may have higher loan to value ratios. We use an independent appraiser to establish collateral values. We generate residential real estate mortgage loans through Bank referrals and contacts with real estate agents in our markets. We do not originate subprime residential real estate loans.

•

Consumer loans. Consumer loans represented 1% of our total loans at December 31, 2021. We make these loans (which are normally fixed-rate loans) to individuals for a variety of personal, family and household purposes, secured and unsecured installment and term loans, second mortgages, home equity loans and home equity lines of credit. Because many consumer loans are secured by depreciable assets such as cars, boats and trailers, the loans are amortized over the useful life of the asset. The amortization of second mortgages generally does not exceed 15 years and the rates generally are not fixed for more than 60 months. As a general matter, in underwriting these loans, our credit analysts review a borrower’s past credit history, credit scores, past income level, debt history and, when applicable, cash flow, debt to income ratio, and payment to income, and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. A comparison of the value of the collateral, if any, to the proposed loan amount, is also a consideration in the underwriting process. Repayment of consumer loans depends upon key consumer economic measures and upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. A shortfall in the value of any collateral also may pose a risk of loss to us for these types of loans.

Deposits. We offer a broad base of deposit products and services to our individual and business clients, including savings, checking, and money market accounts, debit cards and mobile banking with smartphone deposit capability, as well as a variety of certificates of deposit and individual retirement accounts. We also offer a reciprocal deposit product, Assured Checking, that allows customers to deposit funds in excess of the Federal Deposit Insurance Corporation’s (“FDIC”) $250,000 insurance limit and have the funds insured by the FDIC. For our business clients, we offer a competitive suite of cash management products which include, but are not limited to, remote deposit capture, lockbox payment processing, virtual vault, electronic statements, positive pay, ACH origination and wire transfer, investment sweep accounts, and enhanced business internet banking.

Other Banking Services. The Bank’s other banking services include cashiers’ checks, direct deposit of payroll and Social Security checks, night depository, bank-by-mail, automated teller machines with deposit automation, debit cards, mobile wallet payment options, business electronic banking for business customers, and Zelle®, a fast, safe and easy way to send money directly between almost any bank account in the United States. In addition, the bank has options for contactless banking including interactive teller machines (“ITMs”) and video banking. ITMs are an upgrade on traditional automated teller machine (“ATM”) technology that allow customers to virtually interact directly with Bank staff for a safer, more secure transaction. Video banking lets customers communicate with Bank staff from a mobile device or computer without visiting a branch.

We have also associated with nationwide networks of ATMs, enabling the Bank’s customers to use ATMs throughout our markets and other regions. We offer merchant card services through a third-party vendor and a business credit card product. The Bank does not offer trust services or insurance products.

Acquisition Activity

General.To complement our organic growth strategy, from time to time we evaluate potential acquisition opportunities including whole-bank acquisitions and strategic branch acquisitions. We believe there are many banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the increasing regulatory burden. Our management team has a long history of identifying targets, assessing and pricing risk and executing acquisitions in a creative, yet disciplined, manner. We seek acquisitions that provide meaningful financial benefits, long-term organic growth opportunities and expense reductions, without compromising our risk profile. Additionally, we seek banking markets with favorable competitive dynamics and potential consolidation opportunities.

Recent Acquisitions. All of our acquisition activity is evaluated and overseen by a standing Mergers and Acquisitions Committee of our board of directors. A discussion of acquisitions completed since January 1, 2019 is set forth under the heading “Certain Events That Affect Year-over-Year Comparability – Acquisitions” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

De Novo Branches

During our last three fiscal years, we have opened four full-service branch locations in Louisiana, consisting of two locations in the Lake Charles market, one location in the New Orleans market, and one location in the Lafayette market, in addition to the branches we acquired through our acquisition activity. We do not expect to open de novo branches in 2022.

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

The following table sets forth certain information about our total deposits, and our share of total deposits, in specified locations, and is shown as of June 30, 2021, which is the latest date for which such information is available.

Location	Investar Total Deposits	Investar Share of Deposits
	(in millions)
Baton Rouge, Louisiana	$892	3.6%
New Orleans, Louisiana	250	1.0
Lafayette, Louisiana	253	2.9
Evangeline Parish, Louisiana(1)	202	26.6
East and West Feliciana Parishes, Louisiana(1)	144	24.8
Calcasieu Parish, Louisiana(1)	8	0.1
Houston, Texas	144	0.4
Alice, Texas	14	2.1
Victoria, Texas	20	0.8
Sumter County, Alabama(1)	100	39.4
Calhoun County, Alabama(1)	218	9.6

(1)

Evangeline Parish, East and West Feliciana Parishes, Calcasieu Parish, Sumter County, and Calhoun County are not included in Metropolitan Statistical Areas but are included in this table to reflect the deposit balances of our branches in these parishes and counties.

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

The Dodd-Frank Act. The Dodd-Frank Act, enacted on July 21, 2010, aims to restore responsibility and accountability to the financial system by significantly altering the regulation of financial institutions and the financial services industry. Full implementation of the Dodd-Frank Act has required many new rules to be issued by federal regulatory agencies over the last several years, and it will continue to profoundly affect how financial institutions will be regulated in the future.

The Dodd-Frank Act, among other things:

•

established the Consumer Financial Protection Bureau, an independent bureau within the Federal Reserve System with centralized responsibility for promulgating and enforcing federal consumer protection laws applicable to all entities offering consumer financial products or services;

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

The Volcker Rule. On December 10, 2013, the Federal Reserve and the other federal banking regulators as well as the SEC each adopted a final rule implementing Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule.” Generally speaking, the final rule prohibited a bank and its affiliates from engaging in proprietary trading and from sponsoring certain “covered funds” or from acquiring or retaining any ownership interest in such covered funds. Most private equity, venture capital and hedge funds are considered “covered funds” as are bank trust preferred collateralized debt obligations. The final rule required banking entities to divest disallowed securities by July 21, 2015, subject to extension upon application. The Economic Growth, Regulatory Relief, and Consumer Protection Act which was enacted in 2018 amended Section 619 of the Dodd-Frank Act to exempt from the Volcker Rule any insured depository institution that has $10.0 billion or less in total consolidated assets and whose total trading assets and trading liabilities are 5.0% or less of total consolidated assets.

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

We were in compliance with all applicable minimum regulatory capital requirements as of December 31, 2021.

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

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized banks. For this purpose, a bank is placed in one of the following five categories based on its capital: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the prompt corrective action regulations, as currently in effect, to be well capitalized, a bank must have a leverage capital ratio of at least 5%, a common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%, and must not be subject to any order or written agreement or directive by a federal banking agency to meet and maintain a specific capital level for any capital measure.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to banks in the three undercapitalized categories that, if undertaken, could have a material adverse effect on the bank's operations or financial condition. The severity of the action depends upon the capital category in which the bank is placed. Generally, subject to a narrow exception, banking regulators must appoint a receiver or conservator for a bank that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. A bank that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with OCC approval. The regulations also establish procedures for downgrading a bank to a lower capital category based on supervisory factors other than capital. Additionally, only a well-capitalized depository bank may accept brokered deposits without prior regulatory approval.

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

The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities, and the deposit insurance premiums paid by the bank. As of December 31, 2021, the Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework as currently in effect.

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

If the Bank seeks to acquire another depository institution or branches of another depository institution, it is required to obtain the prior approval of the OCC. In reviewing the application, the OCC will consider, among other things, the Bank’s capital level, its financial and managerial resources and future prospects, the impact of the transaction on the Bank’s safety and soundness, the impact of the transaction on competition in the relevant geographic market, its record in combating money laundering activities, the impact on the convenience and needs of the communities served, and the Bank’s record of Community Reinvestment Act performance.

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

Restrictions on Transactions with Affiliates and Loans to Insiders

Federal law strictly limits the ability of banks to engage in transactions with their affiliates, including their parent bank holding companies. Sections 23A and 23B of the Federal Reserve Act, and Federal Reserve Regulation W, impose quantitative limits, qualitative standards, and collateral requirements on certain transactions by a bank with, or for the benefit of, its affiliates, and generally require those transactions to be on terms at least as favorable to the bank as transactions with non-affiliates and to be consistent with safe and sound practices. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization, including an expansion of the types of transactions that are covered transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.

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

Concentrated Commercial Real Estate Lending Regulations

The federal bank regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2021, the Company did not have a concentration in commercial real estate as defined by the regulatory guidance.

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

Federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management. A financial institution is expected to implement multiple lines of defense against cyberattacks. Financial institutions are also expected to implement procedures designed to address the risks posed by potential cyber threats, and to allow the institution to respond and recover effectively after a cyberattack. The Company has adopted procedures designed to comply with the regulatory cybersecurity guidance.

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

The Office of Foreign Assets Control, or OFAC, is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Generally, if the Bank identifies a transaction, account or wire transfer relating to a person or entity on an OFAC list, it must freeze the account or block the transaction, file a suspicious activity report and notify the appropriate authorities.

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

The cumulative effect of these laws and regulations adds significantly to the cost of our operations and thus has a negative impact on profitability. There has also been a tremendous expansion in recent years of financial service providers that are not subject to the same level of regulation, examination and oversight as we are. Those providers, because they are not so highly regulated, may have a competitive advantage over us and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.

Human Capital Resources

Our business is built on relationships with our customers, our community, and most of all, our employees. We are committed to providing quality service and products to the consumers and businesses within the markets we serve. We strive to create superior shareholder value by attracting and retaining exceptional employees who are highly motivated and well trained.

Our compensation strategy provides a total rewards structure that reflects position responsibilities, is competitive with the external market, and is capable of attracting, retaining, and motivating our employees. We provide a comprehensive benefits package for eligible employees which includes group health (medical, dental, and vision) insurance including health savings account and health reimbursement arrangement options, paid time off, short and long term disability insurance, life insurance and a 401(k) plan in which we provide a matching contribution. We also offer eligible employees participation in our Employee Stock Ownership Plan (ESOP) as well as our Long Term Incentive plan (LTI) in order to better align employee and shareholder interests.

We provide employees with robust training programs that promote employee development and effectiveness by providing high-quality curriculums designed to meet individual, departmental and Bank-wide objectives. This includes mentorships, 1-on-1 job shadowing, classroom training, and computer-based training.

We believe employing a diverse and inclusive workforce strengthens our ability to serve our customers and our communities, which is a key component of our success. To that end, we are a proud equal opportunity employer committed to attracting, retaining and promoting employees regardless of sex, sexual orientation, gender identity, race, color, national origin, age, religion and physical ability. We do not tolerate illegal discrimination or harassment and encourage employees to immediately report any violations to management and human resources.

As of December 31, 2021, we had 339 full-time and 4 part-time employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

Dependence upon a Single Customer

No material portion of our loans has been made to, nor have our deposits been obtained from, a single or small group of customers; the loss of any single customer or small group of customers would not have a materially adverse effect on our business. A discussion of concentrations of credit in our loan portfolio is set forth under the heading “Discussion and Analysis of Financial Condition – Loan Concentrations” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The COVID-19 pandemic has created a worldwide public health crisis. The pandemic, and government and voluntary actions taken to reduce the spread of the virus, have significantly increased economic uncertainty and reduced economic activity. Beginning in the first quarter of 2020, authorities implemented numerous measures to try to contain the virus. Government-mandated travel restrictions, closures of schools and businesses, occupancy restrictions, and stay-at-home orders, including in our market areas, significantly disrupted economic activities. These disruptions also caused steep increases in unemployment and decreases in consumer and business spending. Certain industries have been particularly hard-hit, including the oil and gas industry, the travel and hospitality industry, the restaurant industry and the retail industry. Although jurisdictions in which we operate have mostly lifted restrictions, worker shortages, supply chain disruptions, inflation, emergences of viral variants and uneven vaccination rates have impacted the ability of businesses to return to pre-pandemic levels of activity and employment.

The pandemic and related economic consequences have adversely impacted and may further adversely impact our workforce, operations, and financial results. The operations of our borrowers, other customers, and suppliers have also been affected. We may experience future financial losses due to a number of factors, including but not limited to:

•	the risk that financial stress on our borrowers will lead to loan defaults at a rate that is higher than we anticipate;
•	a further decline in business activity causing decreased demand for our loans and other banking services, which may reduce related income and fees;
•	further increases in our allowance for loan losses to reflect greater risks of losses;
•	decreases in income resulting from deferrals of loan payments, increases in loan modifications, and waivers or reductions in ATM, overdraft, interchange and other fees;
•	reductions in collateral values from their values when the loans were made;
•	potential impairment of goodwill;
•	the risk that the SBA will not guarantee the PPP loans we originated if it determines that there is a deficiency in the manner in which any PPP loan was originated, funded, or serviced by us;
•	increased instability in our deposit base;
•	the risk that economic conditions may disrupt our ability to complete acquisitions;

•	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
•	third party disruptions, including outages at network providers and other suppliers; and
•	lack of availability of employees due to illness.

These factors may remain prevalent for a significant period of time and may have a material adverse effect on our business, results of operations and financial condition, even after the COVID-19 outbreak has subsided.

The extent to which the COVID-19 pandemic will impact our business, results of operations and financial condition in the future is difficult to predict, particularly due to the unprecedented nature of the pandemic, and depends upon, among other things, the duration and spread of the outbreak, its severity, actions to contain the virus or treat its impact, the availability, acceptance and effectiveness of vaccines, the impact of variants of the virus, and how quickly and to what extent normal economic and operating conditions can resume.

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

In addition, geopolitical matters, including international political unrest, disruptions in international trade patterns, and slow growth in sectors of the global economy, as well as acts of terrorism, war and other violence could result, and in the case of the war in Ukraine, has resulted, in disruptions or volatility in the financial markets, which could reduce the value of our assets or reduce liquidity. These negative events could have a material adverse effect on our results of operations and financial condition, including our liquidity position, and may affect our ability to access capital.

Our business strategy includes the continuation of our multi-state growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We have grown our business primarily through de novo branching and through the acquisition of other financial institutions. Since our bank was founded in June 2006, through December 31, 2021, we have opened 14 de novo branches, completed seven whole bank acquisitions, and acquired two branch locations. We have also expanded our operations outside our historical south Louisiana base and into Texas and Alabama, progressing towards our goal to build a premier regional community bank. We intend to continue pursuing a multi-state growth strategy for our business primarily through attractive acquisition opportunities as well as continue to pursue organic growth throughout our franchise. Our growth prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following:

•

De Novo Branching; Branch Acquisitions. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our de novo branches can be expected to negatively impact our earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in opening any of our de novo branches. We may be unable to accomplish future de novo branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, or other factors. We may also be unable to identify and acquire suitable operating branches. Finally, we have no assurance our de novo branches or branches that we may acquire will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Our growth and de novo branching strategy necessarily entails growth in overhead expenses as we routinely add new offices and staff. During the last three fiscal years, we have opened four de novo branches. We do not expect to open de novo branches in 2022.

•

Expansion into New Markets. Prior to our acquisition of Mainland in the first quarter of 2019, we operated exclusively in Louisiana. With our acquisition of Mainland, we entered Texas, and we subsequently entered Alabama with our acquisition of Bank of York in November 2019. The financial services industry in these areas is highly competitive, and the challenges of operating in new markets and multiple states may be greater than we anticipate.

•	Acquisition and Integration Risks. An acquisition strategy involves substantial risks and uncertainties including:

◦	the time and costs of evaluating potential acquisition candidates and new markets, negotiating transactions, and related diversion of management’s attention from day-to-day operations;
◦	our ability to continue to finance acquisitions and possible dilution to our existing shareholders;
◦

potential for acquisition agreements, once signed, not to be completed due to inability to obtain required regulatory approvals, third-party litigation, lack of shareholder approval if required, failure of other conditions to closing, agreement of the parties, or other reasons;

◦

unanticipated difficulties in integrating acquired businesses, including potential losses of customers and employees, higher than expected integration costs, and inability to maintain and increase market share at new locations; and

◦

potential differences between management’s expectations regarding how an acquired business will perform and actual results once acquired, which may result in lower than expected revenues, inability to achieve expected cost savings and synergies, higher than expected liabilities and costs, impairments of goodwill, and losses.

•

Organic Growth Risks. As we continue to pursue organic growth at our existing and new or acquired locations, we may be unable to successfully maintain loan quality, obtain deposits at attractive rates, attract and retain personnel to implement and oversee such growth, or maintain an efficient overhead cost structure. We may also introduce new products and services that do not produce projected profits and may result in losses.

Failure to successfully address these issues relating to our growth strategy could have a material adverse effect on our financial condition and results of operations. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

Our business is concentrated in southern Louisiana, southeast Texas, and Alabama, and an economic downturn affecting these areas may magnify the adverse effects and consequences to us.

We currently conduct our operations primarily in southern Louisiana, and more specifically, in the Baton Rouge, New Orleans, Lafayette and Lake Charles metropolitan areas, in the greater Houston, Texas area, and in Alabama. As of December 31, 2021, our primary markets were south Louisiana (approximately 77% of our total deposits of $2.1 billion), southeast Texas (approximately 9% of our total deposits) and Alabama (approximately 14% of our total deposits). At December 31, 2021, approximately 68%, 5%, and 6% of the secured loans in our total loan portfolio were secured by properties and other collateral located in Louisiana, Texas and Alabama, respectively.

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

Certain industry-specific economic factors may also adversely affect us. For example, the energy sector, which is historically cyclical, has experienced significant volatility in oil and gas prices. While we consider our direct exposure to the energy sector not to be significant, comprising approximately 2.1% of total loans, excluding PPP loans, at December 31, 2021, continued oil price volatility could have further negative impacts on general economic conditions, particularly in our south Louisiana and southeast Texas markets, which could have a material adverse effect on our business, financial condition, and results of operations.

We have a significant number of loans secured by real estate, and a downturn in the real estate market could result in losses and negatively impact our profitability.

At December 31, 2021, approximately 82% of our total loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower, but its value may deteriorate during the time the credit is extended. Declines in real estate values in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for loan losses to address the deterioration in the value of the real estate securing our loans. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, cash flows and growth prospects.

Commercial real estate loans may expose us to greater risks than our other real estate loans.

Our loan portfolio includes commercial real estate loans, which are secured by owner-occupied and nonowner-occupied commercial properties. As of December 31, 2021, our owner-occupied commercial real estate loans totaled $460.2 million, or 24.6% of our total loan portfolio and our nonowner-occupied commercial real estate loans totaled $436.2 million, or 23.3% of our total loan portfolio.

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

The majority of our assets and liabilities are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Changes in interest rates may affect our net interest income as well as the valuation of our assets and liabilities. We cannot predict with certainty changes in interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, competition for loans and deposits, domestic and international events, changes in the United States and other financial markets, and the policies of the Federal Reserve. Inflation reached a near 40-year high in late 2021, driven in large part by the ongoing COVID-19 pandemic. In response, the Federal Reserve is expected to interest rates one or more times in 2022, which would likely result in an increase in market interest rates. Our earnings depend significantly on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect to periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates move contrary to our position, this “gap” may work against us, and our earnings may be adversely affected. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income.

Additionally, an increase in the general level of interest rates may also, among other things, adversely affect our current borrowers’ ability to repay variable rate loans, the demand for and our ability to originate loans, negatively affect the value of our investment securities portfolio, and decrease loan prepayment rates, or could increase the cost of the Company’s deposits and borrowings. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate further increases to the allowance for loan losses. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income, but we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.

Conversely, a decrease in the general level of interest rates may lead to, among other things, prepayments on our loan and mortgage-backed securities portfolios as borrowers refinance their loans at lower rates, lower rates on new loans, lower rates on existing variable rate loans, and lower yields on investment securities, which could result in decreased yields on earning assets. Volatility in interest rates may increase competition for deposits and raise the cost of deposits.

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

As of December 31, 2021, our allowance for loan losses as percentages of total loans and nonperforming loans was 1.11% and 70.59%, respectively. The determination of the appropriate level of the allowance is inherently subjective, involves a high degree of judgment and complexity, and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes, particularly in light of the COVID-19 pandemic. In addition, loans acquired in connection with business combination transactions are measured at fair value, based on management’s estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. Because fair value measurements incorporate assumptions regarding credit risk, no allowance for loan losses related to the acquired loans is recorded on the acquisition date.

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

Our success depends significantly on the continued service and skills of our existing executive management team. The implementation of our business and growth strategies also depends significantly on our ability to retain employees with experience and business relationships within their respective market areas, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, particularly in light of the labor shortages caused by the COVID-19 pandemic. We could have difficulty replacing key employees with personnel with the combination of skills and attributes required to execute our business and growth strategies and who have ties to the communities within our market areas. The loss of any of our key personnel could therefore have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may be adversely impacted by the transition from LIBOR as a reference rate.

Our floating-rate funding, certain hedging transactions, and certain of the products we have offered, such as floating-rate loans, determine their applicable interest rate or payment amount by reference to the U.S. dollar London Interbank Offered Rate (“LIBOR”). Regulatory authorities responsible for the administration and publication of LIBOR have announced that the most commonly used LIBOR settings will cease to be published or cease to be representative after June 30, 2023. All other LIBOR settings ceased to be published as of December 31, 2021. Bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks and encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. The Bank discontinued originating LIBOR-based loans effective December 31, 2021 and will negotiate loans using our preferred replacement index, the Secured Overnight Financing Rate (“SOFR”).

As of December 31, 2021, approximately $186.4 million of our outstanding loans, and, in addition, certain derivative contracts, borrowings and other financial instruments, have attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts, and could present additional risk. We are subject to litigation and reputational risks if we are unable to renegotiate and amend existing contracts with counterparties that are dependent on LIBOR, including contracts that do not have fallback language. The timing and manner in which each customer’s contract transitions to an alternative reference rate will vary on a case-by-case basis. There continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition, including with respect to the acceptance and use of other benchmark rates. Since other benchmark rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR, which may lead to increased volatility as compared to LIBOR. The transition has impacted our market risk profiles and required changes to our risk and pricing models, valuation tools, product design and hedging strategies. Failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

Hurricanes or other adverse weather conditions, as well as man-made disasters, could negatively affect our local markets or disrupt our operations, which may adversely affect our business and results of operations.

Our business is concentrated in southern Louisiana, in southeast Texas, and in Alabama. Our selected markets are susceptible to major hurricanes, floods, tropical storms, tornadoes and other natural disasters and adverse weather, the nature and severity of which can be difficult to predict. These natural disasters can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. For example, the historic flooding of Baton Rouge and surrounding areas in August 2016 had significant impacts in several markets in which we conduct business. Hurricane Harvey caused significant damage and flooding in Texas when it made landfall in August 2017. Hurricane Ida, which made landfall as a category 4 hurricane in Louisiana in August 2021, caused significant damage in the southern part of the state and also disrupted operations for certain of our customers. We recognized a material impairment related to a lending relationship with a group of related borrowers (the “Borrower”), collateralized by commercial real estate, inventory, and equipment. As a result of Hurricane Ida, the Borrower’s business operations were disrupted, and due to this impact on the Borrower’s operations, certain of the collateral supporting the loan relationship experienced a significant reduction in value. The severity and impact of future severe weather events are difficult to predict and may be exacerbated by global climate change. The 2010 Deepwater Horizon oil spill in the Gulf of Mexico illustrated that man-made disasters can also adversely affect economic activity in the markets in which we operate. Any economic decline as a result of a natural disaster, adverse weather, oil spill or other man-made disaster can reduce the demand for loans and our other products and services.

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

Climate related events and legislative and societal responses regarding climate change present risks to our business.

Climate change may intensify severe weather events such as hurricanes and rainstorms that recur in our market areas, which may adversely impact our locations and business and those of our customers and suppliers. In addition, there has been an increased focus among businesses, consumers and investors regarding transitioning to renewable energy and a net zero economy. If we fail to adequately anticipate and address these changing preferences, our business could be adversely impacted. We are also subject to risks relating to potential new climate change-related legislation or regulations, which could increase our and our customers’ costs. The risks associated with these matters are continuing to evolve rapidly and the ultimate impact on our business is difficult to predict with any certainty.

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

The successful and uninterrupted functioning of our information technology and telecommunications systems is critical to our business. We outsource many of our major systems, such as data processing and deposit processing. If one of these third-party service providers terminates their relationship with us or fails to provide services to us for any reason or provides such services poorly, our business may be materially and adversely affected. In addition, we may be forced to replace such vendors, which could interrupt our operations and result in a higher cost to us.

Cyberattacks or other security breaches could adversely affect our operations, net income or reputation.

The financial services industry is particularly at risk for cybersecurity concerns because of the proliferation of new and emerging technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. Additionally, increased use of internet and mobile banking products, such as our Lumen system, and applications and plans to use or develop additional remote connectivity solutions increase our cybersecurity risks and exposure. Additionally, as part of our banking business, we and certain of our third-party vendors collect, use and hold sensitive data concerning individuals and businesses with whom we have a banking relationship. Threats to data security, including unauthorized access and cyberattacks, rapidly emerge and change and are becoming increasingly sophisticated, exposing us to additional costs to secure our data in accordance with customer expectations and statutory and regulatory requirements. We could also experience a breach by intentional or negligent conduct on the part of our employees or other internal sources or by merchants using our customers’ debit and credit cards, software bugs, other technical malfunctions, or other causes. As a result of any of these threats, our computer systems and/or our customer accounts could become vulnerable to misappropriation of confidential information, account takeover schemes, ransomware, or cyberfraud. A ransomware attack could potentially shut down our data processing system and prevent us from accessing critical information. Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

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

In addition to the liquidity that we require to conduct our day-to-day operations, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet regulatory requirements. Also, we may need capital to finance our growth, including through acquisitions. For example, in 2019, we sold $25.0 million of subordinated notes structured to qualify as tier 2 capital, and $30.0 million of common stock, in part to fund acquisitions.

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

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have substantially greater resources than we have, including higher total assets and capitalization, a more extensive and established branch network, greater access to capital markets and a broader offering of financial services. Such competitors primarily include national, regional and community banks within the various markets in which we operate. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing. We also face competition from many other types of financial institutions, including savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. Many of these entities have fewer regulatory constraints and may have lower cost structures than we do. There has been an increasing trend of credit unions acquiring banks. Credit unions are tax-exempt entities which provides an advantage when pricing loans and deposits. The acquisition of banks by credit unions may increase competition for customers and acquisitions.

Our industry could become even more competitive as a result of legislative and regulatory changes, as well as continued consolidation. The increased regulatory requirements imposed on financial institutions as well as the economic downturn in the United States in the 2007-2009 time frame, and generally slow recovery thereafter, have already resulted in the consolidation of a number of financial institutions, in addition to acquisitions of failed institutions. We expect additional consolidation to occur. Finally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Our ability to compete successfully depends on a number of factors, including customer convenience, quality of service, personal contacts, pricing and range of products. If we are unable to successfully compete, our business, financial condition, results of operations and growth prospects will be materially adversely affected.

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

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2021, our goodwill totaled $40.1 million. While we have not recorded any such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

Factors outside our control could result in impairment of or losses with respect to our investment securities.

Under applicable accounting standards, we are required to review our securities portfolio periodically for the presence of other-than-temporary impairment, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold securities until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be other-than-temporarily impaired, with the credit related portion of the reduction in the value recognized as a charge to the results of operations in the period in which the impairment occurs. In addition, an increase in interest rates could have a negative effect on the value of our investment securities portfolio. Market volatility may make it difficult to value certain securities. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize further impairments in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

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

Because the nature of the financial services industry involves a high volume of transactions, certain systems or human errors may be repeated or compounded before they are discovered and successfully rectified. The Company’s necessary dependence upon automated systems to record and process our transaction volume may further increase the risk that technical flaws or associate tampering or manipulation of those systems will result in losses that are difficult to detect. The Company is further exposed to the risk that our third-party vendors may be unable to fulfill their contractual obligations, or will be subject to the same risk of fraud or systems or human errors as we are. These risks include the cybersecurity risks discussed above.

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

The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of regulations on both the federal and state levels. The Federal Reserve and the OCC periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. If we become subject to any regulatory actions, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects. Failure to comply with any applicable regulations and supervisory expectations related thereto could result in fines, penalties, lawsuits, regulatory sanctions, reputation damage or restrictions on business.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The ECOA, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies enforce these laws and regulations, but private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. If an institution’s performance under the fair lending laws and regulations is found to be deficient, the institution could be subject to damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines, among other sanctions. For example, in 2021, the OCC announced that it had issued enforcement actions against two regional banks relating to Fair Housing Act violations. In addition, the OCC’s assessment of our compliance with the Community Reinvestment Act (“CRA”) is taken into account when evaluating any application we submit for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of another financial institution. Our failure to satisfy our CRA obligations could, at a minimum, result in the denial of such applications and limit our growth.

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

Fintech developments, such as bitcoin or other types of cryptocurrency and the development of alternative payment systems, have the potential to disrupt the financial industry and change the way banks do business. Our success depends on our ability to adapt to the pace of the rapidly changing technological environment, which is crucial to retention and acquisition of customers. On July 31, 2018, the OCC announced it would grant limited-purpose national bank charters to fintech companies that offer bank products and services. The federal charter would allow fintech companies to operate nationwide under a single set of national standards, without needing to seek state-by-state licenses or joining with brick-and-mortar banks, which could have the effect of allowing fintech companies to more easily compete with us for financial products and services in the communities we serve. This decision was subsequently reversed on appeal on procedural grounds. At present, the future of the OCC fintech charter is unclear.

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

We regularly use third-party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Regulation requires us to perform due diligence and ongoing monitoring and control over our third-party vendors and other ongoing third-party business relationships. In certain cases, we may be required to renegotiate our agreements with these vendors to meet these requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

Risks Related to an Investment in our Common Stock

The market price of our common stock may be volatile, which may make it difficult for investors to sell their shares at the volume, prices and times desired.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including, without limitation:

•	actual, anticipated, or unanticipated variations in our quarterly and annual operating results, financial condition or asset quality;
•	changes in general economic or business conditions, both domestically and internationally;
•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve, or in laws and regulations affecting us;
•	changes in the credit, mortgage and real estate markets;
•	the number of securities analysts covering us;
•	our creditworthiness;
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

Shares of our common stock eligible for future sale, including those that may be issued in any private or public offering of our common stock, as consideration in acquisition transactions, or as incentives under incentive plans, could adversely affect market prices for our common stock. As of December 31, 2021, we had 10,343,494 shares outstanding and 368,481 shares subject to options granted under our incentive plan. On December 20, 2019, we sold 1,290,323 shares of our common stock in a private placement and have registered those shares for resale under the Securities Act of 1933, as amended (the “Securities Act”). Because our other outstanding shares of common stock either were issued in an offering registered under the Securities Act or have been held for more than one year, such shares are freely tradable, except for shares held by our affiliates (approximately 7% of shares outstanding as of December 31, 2021) and 241,070 shares that represent unvested restricted shares under our incentive plan. Shares issued under our incentive plan will be available for sale into the public market, except for shares held by our affiliates. Shares held by our affiliates may be resold subject to the restrictions in Rule 144 of the Securities Act. In the future, we may issue additional shares of common stock to raise capital for growth or as consideration in acquisition transactions or for other purposes, and such shares may be registered under the Securities Act and freely tradable or may be issued in a private placement and registered for resale under the Securities Act.

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

In addition, there are numerous laws and banking regulations that limit our and Investar Bank’s ability to pay dividends. For further discussion of the regulatory restrictions on our ability to pay dividends, see Item 1. Business – Supervision and Regulation – Dividends.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our main office, which serves as our executive and operations center, is located at 10500 Coursey Boulevard in Baton Rouge, Louisiana. In addition, we operate 33 full service branches. Our 23 branches in Louisiana are located in Ascension (1), East Baton Rouge (5), West Baton Rouge (1), Jefferson (2), Lafayette (2), Livingston (1), Orleans (1), St. Tammany (1), Tangipahoa (1), East Feliciana (2), West Feliciana (1), Evangeline (3) and Calcasieu (2) Parishes. Our four branches in Texas are located in Galveston (1), Harris (1), Victoria (1) and Jim Wells (1) Counties. Our six branches in Alabama are located in Calhoun (4) and Sumter (2) Counties, and one loan production office is located in Tuscaloosa County. We also have one stand-alone automated teller machine in Baton Rouge, Louisiana and one stand-alone interactive teller machine in Morgan City, Louisiana.

We own the building, known as Investar Tower, in which our main office is located and all of our branch offices in Louisiana and Alabama, with the exception of two leased branch locations and one leased loan production office. Of the remaining branches acquired from Mainland, located in Texas, one location is owned and one is leased. The two branches acquired from PlainsCapital, also located in Texas, are leased properties. Each of our owned branch facilities is a stand-alone building, equipped with an automated teller machine or interactive teller machine, on-site parking, and drive-up access. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

We also own a tract of land in each of the following Louisiana parishes: East Baton Rouge Parish; St. Mary Parish; Lafayette Parish; Jefferson Parish; and Ascension Parish. Each tract of land has been designated as either a future branch or standalone interactive teller machine location. The timing of the development of these tracts of land is uncertain.

Item 3. Legal Proceedings

From time to time we are party to ordinary routine litigation matters incidental to the conduct of our business. We are not presently party to, and none of our property is the subject of, any legal proceedings, the resolution of which we believe would have a material adverse effect on our business, financial condition, results of operations, cash flows, growth prospects or capital levels, nor were any such proceedings terminated during the fourth quarter of 2021.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Market (the “Nasdaq”) under the symbol “ISTR.” As of March 7, 2022, there were approximately 692 holders of record of our common stock.

Dividend Policy

The Company has paid a quarterly dividend since 2011 and intends to continue to declare dividends on a quarterly basis. The declaration of dividends is at the discretion of our board of directors and will depend on our financial performance, future prospects, regulatory requirements and other factors deemed relevant by the board of directors.

Since we are a holding company with no material business activities, our ability to pay dividends is substantially dependent upon the ability of Investar Bank to transfer funds to us in the form of dividends, loans and advances. The Bank’s ability to pay dividends and make other distributions and payments to us depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors. In addition, the Bank’s ability to pay dividends to us is itself subject to various legal, regulatory and other restrictions. See Item 1. Business – Supervision and Regulation – Dividends, above for a discussion of the restrictions on dividends under federal banking laws and regulations. In addition, as a Louisiana corporation, we are subject to certain restrictions on dividends under the Louisiana Business Corporation Act. Generally, a Louisiana corporation may pay dividends to its shareholders unless, after giving effect to the dividend, either (1) the corporation would not be able to pay its debts as they come due in the usual course of business or (2) the corporations’ total assets are less than the sum of its total liabilities and the amount that would be needed, if the corporation were to be dissolved at the time of the payment of the dividend, to satisfy the preferential rights of shareholders whose preferential rights are superior to those receiving the dividend. In addition, our existing and future debt agreements limit, or may limit, our ability to pay dividends. Under the terms of our 5.125% Fixed-to-Floating Rate Subordinated Notes due 2029, we may not pay a dividend if either our parent company or the Bank, both immediately prior to the declaration of the dividend and after giving effect to the payment of the dividend, would not maintain regulatory capital ratios that are at “well capitalized” levels for regulatory capital purposes. We are also prohibited from paying dividends upon and during the continuance of any Event of Default under such notes. Finally, our ability to pay dividends may be limited on account of the junior subordinated debentures that we assumed through acquisitions. We must make payments on the junior subordinated debentures before any dividends can be paid on our common stock.

These restrictions do not, and are not expected in the future to, materially limit the Company’s ability to pay dividends to its shareholders in an amount consistent with the Company’s history of paying dividends.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s common stock over a measurement period beginning January 1, 2017 with (i) the cumulative total return on the stocks included in the Russell 3000 Index and (ii) the cumulative total return on the stocks included in the S&P United States SmallCap Banks Index, which includes banks with market capitalizations of $250 million to $1 billion. We formerly used the SNL Index of Banks as our industry index; however, this index has been discontinued, and we believe that the S&P United States SmallCap Banks Index is the appropriate replacement because it contains financial institutions with market capitalizations similar to ours The performance graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the S&P United States SmallCap Banks Index was $100 at January 1, 2017 and that all dividends were reinvested.

Index	1/1/2017	6/30/2017	12/31/2017	6/30/2018
Investar Holding Corporation	$100.00	$123.02	$129.62	$149.12
Russell 3000	100.00	108.93	121.13	125.03
S&P US SmallCap Banks	100.00	97.59	104.33	108.67
	12/31/2018	6/30/2019	12/31/2019	6/30/2020
Investar Holding Corporation	$134.43	$129.58	$131.36	$79.80
Russell 3000	114.78	136.26	150.39	145.16
S&P US SmallCap Banks	87.06	98.54	109.19	72.97
	12/31/2020	6/30/2021	12/31/2021
Investar Holding Corporation	$92.23	$128.53	$104.20
Russell 3000	181.80	209.27	228.45
S&P US SmallCap Banks	98.76	125.56	137.98

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs (2)
October 1, 2021 to October 31, 2021	—	$—	—	205,692
November 1, 2021 to November 30, 2021	42	17.68	—	205,692
December 1, 2021 to December 31, 2021	—	—	—	205,692
	42	$17.68	—	205,692

(1)	Includes 42 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.

(2)	On March 17, 2021, the Company announced that its board of directors authorized the repurchase of an additional 300,000 shares of the Company’s common stock under its stock repurchase plan, and on May 19, 2021, the Company announced that its board of directors authorized the repurchase of an additional 200,000 shares of the Company's common stock through July 31, 2021. As of December 31, 2021, the Company had 205,692 shares remaining as authorized for repurchase.

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

Item 6. [Reserved]

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

Our forward-looking statements contained herein are based on assumptions and estimates that management believes to be reasonable in light of the information available at this time. However, many of these statements are inherently uncertain and beyond our control and could be affected by many factors. Factors that could have a material effect on our business, financial condition, results of operations, cash flows and future growth prospects can be found in Item 1A. Risk Factors. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•	the significant risks and uncertainties for our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements in the United States caused by the ongoing COVID-19 pandemic, including but not limited to potential continued higher inflation and supply and labor constraints, which will depend on several factors, including the scope and duration of the pandemic, its continued influence on the economy and financial markets, the impact on market participants on which we rely, and actions taken by governmental authorities and other third parties in response to the pandemic;
•	business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate, including evolving risks to economic activity and our customers posed by the COVID-19 pandemic and government actions taken to address the impact of COVID-19 or contain it, the potential impact of the termination of various pandemic-related government support programs, and the potential impact of legislation under consideration in Congress, which could increase government programs, spending and taxes;
•	the risk that the SBA will not guarantee the PPP loans we originated if it determines that there is a deficiency in the manner in which any PPP loan was originated, funded, or serviced by us;
•	our ability to achieve organic loan and deposit growth, and the composition of that growth;
•

changes (or the lack of changes) in interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing, including potential continued increases in interest rates in 2022;

•

cessation of the one-week and two-month U.S. dollar settings of LIBOR as of December 31, 2021 and announced cessation of the remaining U.S. dollar LIBOR settings after June 30, 2023, and the related effect on our LIBOR-based financial products and contracts, including, but not limited to, hedging products, debt obligations, investments and loans;

•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;
•	our dependence on our management team, and our ability to attract and retain qualified personnel;
•	changes in the quality or composition of our loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers;
•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;
•	the concentration of our business within our geographic areas of operation in Louisiana, Texas and Alabama;

•	concentration of credit exposure;
•	any deterioration in asset quality and higher loan charge-offs, and the time and effort necessary to resolve problem assets;
•	a reduction in liquidity, including as a result of a reduction in the amount of deposits we hold or other sources of liquidity;
•	ongoing disruptions in the oil and gas industry due to the significant fluctuations in the price of oil and natural gas;
•	potential impairment of our goodwill and other intangible assets;
•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;
•	difficulties in identifying attractive acquisition opportunities and strategic partners that will complement our relationship banking approach;
•

our ability to identify and enter into agreements to combine with attractive acquisition partners, finance acquisitions, complete acquisitions after definitive agreements are entered into, and successfully integrate and grow acquired operations;

•	the impact of litigation and other legal proceedings to which we become subject;
•	data processing system failures and errors;
•	cyberattacks and other security breaches;
•	competitive pressures in the commercial finance, retail banking, mortgage lending and consumer finance industries, as well as the financial resources of, and products offered by, competitors;
•

the impact of changes in laws and regulations applicable to us, including banking, securities and tax laws and regulations and accounting standards, as well as changes in the interpretation of such laws and regulations by our regulators;

•	changes in the scope and costs of FDIC insurance and other coverages;
•	governmental monetary and fiscal policies, including the potential for the Federal Reserve Board to raise target interest rates one or more times during 2022;
•

hurricanes (including the recent hurricanes, tropical storms and tropical depressions that have affected the Company’s market areas), floods, winter storms, other natural disasters and adverse weather; oil spills and other man-made disasters; acts of terrorism, an outbreak or intensifying of hostilities including the war in Ukraine or other international or domestic calamities, acts of God and other matters beyond our control; and

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

COVID-19

Overview. In March 2020, COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the United States. The global COVID-19 pandemic and the public health response to minimize its impact have had severe disruptive effects on economic, financial market and oil market conditions beginning in the latter part of the first quarter of 2020, and continuing through the fourth quarter of 2021 and beyond. Beginning in the first quarter of 2020, government responses to the pandemic included mandated closures of businesses not deemed essential, restrictions on other businesses, and stay-at-home orders or recommendations, along with crowd restrictions, which caused steep increases in unemployment and decreases in consumer and business spending. Government authorities in our markets began allowing the re-opening of businesses and easing other restrictions in the second quarter of 2020. During 2020 and 2021, the United States experienced multiple periods of declines followed by resurgences of new cases, including due to the emergence of new variants of the COVID-19 virus, leading to cycles of tightening and subsequent lessening of governmental restrictions, such as mask mandates and restrictions on business activity. Economic activity in the U.S., stock prices, and oil prices rose significantly during 2021, as COVID-19 vaccines became widely available and pandemic-related restrictions lessened or were eliminated. At the same time, many industries have been experiencing supply chain disruptions and labor shortages. Inflation has also increased significantly. We cannot predict the extent to which individuals may decide to restrict their activities as a result of evolving pandemic developments, the extent to which governments may reinstitute certain restrictions, nor what future impact evolving pandemic developments may have on the economy or our business. The extent to which our operations and financial performance will be impacted by the pandemic in 2022 will depend in part on future developments, including the long-term efficacy, global availability and acceptance of the vaccines, emergence of new variants of the COVID-19 virus, as well as the effects of existing and potential additional governmental stimulus legislation and other actions taken in response to the pandemic.

Legislative and Regulatory Developments. In a measure aimed at lessening the economic impact of COVID-19, the Federal Reserve reduced the federal funds rate to 0 to 0.25% on March 16, 2020. This action by the Federal Reserve followed a prior reduction of the targeted federal funds rates to a range of 1.0% to 1.25% on March 3, 2020. On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the largest economic stimulus package in the nation’s history, which included the Small Business Administration’s (“SBA”) and U.S. Department of Treasury’s Paycheck Protection Program (“PPP”), discussed further below, in an effort to lessen the impact of COVID-19 on consumers and businesses. As funds available under the PPP were quickly depleted, on April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was signed into law, which, among other things, increased amounts available under the PPP. On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”) was enacted, which among other things, provided expanded relief under the PPP. On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”) was enacted providing an additional $900 billion in aid to individuals and businesses, which among other things, provided additional funding for the PPP and allowed businesses meeting certain requirements to obtain a second PPP loan. Congress passed the American Rescue Plan Act of 2021 (“Rescue Act”), an additional $1.9 trillion stimulus package, in March 2021. The Rescue Act provided additional funding for the PPP and extended and modified the Employee Retention Credit (“ERC”) discussed below, among other things.

Paycheck Protection Program. Beginning in the second quarter of 2020, the Bank has participated as a lender in the PPP as established by the CARES Act and as subsequently modified by other legislation. The PPP was established to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% and payments are deferred until the date on which the amount of loan forgiveness is remitted to the lender by the SBA, the forgiveness application is otherwise denied, or if no forgiveness application is filed 10 months after the end of the borrower’s covered period. PPP loans made prior to June 5, 2020 mature two years from origination, or if made on or after June 5, 2020, five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount. The original PPP program ceased taking applications on August 8, 2020. On December 27, 2020, the CAA was enacted that renewed the PPP and allocated additional funding for both new first time PPP loans under the original PPP and also authorized second draw PPP loans for certain eligible borrowers that had previously received a PPP loan. The application period for the renewed PPP lasted from January 1, 2021 through May 31, 2021. At December 31, 2021 and December 31, 2020, our loan portfolio included PPP loans with balances of $23.3 million and $94.5 million, respectively, all of which are included in commercial and industrial loans.

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

Accordingly, during 2020 and 2021, we offered short-term modifications made in response to COVID-19 to borrowers who were current and otherwise not past due. These include short-term modifications of 90 days or less, in the form of deferrals of payment of principal and interest, principal only, or interest only, and fee waivers. See further discussion in the Loans – Loan Deferral Program section of the Discussion and Analysis of Financial Condition below.

Employee Retention Credit. The CARES Act also provided for an ERC, which is a broad based refundable payroll tax credit that incentivized businesses to retain employees on the payroll during the COVID-19 pandemic. The ERC is a credit against certain employment taxes of up to $5,000 per employee for eligible employers based on certain wages paid after March 12, 2020 through December 31, 2020. In 2021, the tax credit increased to up to $7,000 for each quarter, equal to 70% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee per quarter. The ERC terminated effective September 30, 2021. We qualified for the ERC based on the significant adverse financial impacts of the COVID-19 pandemic. In the fourth quarter of 2021, we recorded a $1.9 million reduction to payroll taxes related to the first quarter of 2021, which is included in salaries and employee benefits on the consolidated statements of operations for the year ended December 31, 2021.

Summary of Impact on our Operations and Financial Results. Financial services have been identified as a Critical Infrastructure Sector by the Department of Homeland Security, and therefore, our business has remained open throughout the pandemic. The pandemic generally slowed business lending activity from the level we would otherwise have expected, particularly in 2020, except for our participation in the PPP, and created excess liquidity in the market, contributing to increases in our noninterest and interest-bearing demand deposits, and in money market deposit accounts and savings accounts. We took actions to protect our customers and employees throughout the pandemic, including increasing our remote banking and working options. Net income for 2020 decreased compared to 2019, largely due to our increased provision for loan losses during 2020 as a result of the impact of the pandemic. Market conditions generally improved during 2021 compared to 2020, as vaccines became available and government restrictions lessened. We continue to service our consumer and business customers from our 33 branch locations and through drive-thrus, ATMs, internet banking, mobile application and telephone.

Overview

Through our wholly-owned subsidiary Investar Bank, National Association, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals, and small to medium-sized businesses. Our primary areas of operation are south Louisiana (approximately 77% of our total deposits as of December 31, 2021), including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; southeast Texas, including Houston and its surrounding area, Alice and Victoria; and Alabama, including York and its surrounding area and, as of April 1, 2021, Oxford and its surrounding area. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter and its name changed to Investar Bank, National Association. Our strategy includes organic growth through high quality loans and growth through acquisitions, including whole-bank acquisitions and strategic branch acquisitions. We currently operate 23 full service branches in Louisiana, four full service branches in Texas, and six full service branches in Alabama. We have completed seven whole-bank acquisitions since 2011 and regularly review acquisition opportunities. In addition to our branches acquired through acquisitions, during our last three fiscal years, we opened four de novo branch locations. We closed three branches during our last three fiscal years, as we continued to evaluate opportunities to improve our branch network efficiency and further reduce costs.

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

Certain Performance Indicators

(In thousands, except share data)	As of and for the year ended December 31,
	2021(1)	2020(1)	2019(1)	2018	2017(1)
Financial Information
Total assets	$2,513,203	$2,321,181	$2,148,916	$1,786,469	$1,622,734
Total stockholders' equity	242,598	243,284	241,976	182,262	172,729
Net interest income	83,814	73,534	64,818	57,370	42,517
Net income	8,000	13,889	16,839	13,606	8,202
Diluted earnings per share	0.76	1.27	1.66	1.39	0.96

Performance Ratios
Return on average assets	0.31%	0.61%	0.85%	0.81%	0.62%
Return on average equity	3.22	5.77	8.21	7.68	5.65
Net interest margin	3.53	3.49	3.51	3.61	3.39
Dividend payout ratio	40.26	19.69	13.55	12.09	10.78

Capital Ratios
Total equity to total assets	9.65%	10.48%	11.26%	10.20%	10.64%
Tangible equity to tangible assets(2)	8.04	9.22	9.96	9.20	9.53

(1)

Certain performance indicators includes the effect of acquisitions from the date of each acquisition. On July 1, 2017, the Company acquired Citizens Bancshares, Inc. and its wholly-owned subsidiary, Citizens Bank, by merger with and into the Company and Bank, respectively. On December 1, 2017, the Company acquired BOJ Bancshares, Inc. and its wholly-owned subsidiary, The Highlands Bank, by merger with and into the Company and Bank, respectively. On March 1, 2019, the Company acquired Mainland Bank, by merger with and into the Bank. On November 1, 2019, the Company acquired Bank of York, by merger with and into the Bank. On February 21, 2020, the Company acquired two branches from PlainsCapital Bank by purchase and assumption agreement with and into the Bank. On April 1, 2021, the Company acquired Cheaha Financial Group, Inc. and its wholly-owned subsidiary Cheaha Bank, by merger with and into the Company and Bank, respectively.

(2)	Non-GAAP financial measure. See reconciliation below.

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

	As of and for the year ended December 31,
	2021	2020	2019	2018	2017
Total stockholders’ equity - GAAP	$242,598	$243,284	$241,976	$182,262	$172,729
Adjustments:
Goodwill	40,088	28,144	26,132	17,424	17,086
Core deposit intangible	3,848	3,988	4,803	2,263	2,740
Trademark intangible	100	100	100	100	100
Tangible equity	$198,562	$211,052	$210,941	$162,475	$152,803

Total assets - GAAP	$2,513,203	$2,321,181	$2,148,916	$1,786,469	$1,622,734
Adjustments:
Goodwill	40,088	28,144	26,132	17,424	17,086
Core deposit intangible	3,848	3,988	4,803	2,263	2,740
Trademark intangible	100	100	100	100	100
Tangible assets	$2,469,167	$2,288,949	$2,117,881	$1,766,682	$1,602,808

Total shares outstanding	10,343,494	10,608,869	11,228,775	9,484,219	9,514,926
Book value per share	$23.45	$22.93	$21.55	$19.22	$18.15
Effect of adjustments	(4.25)	(3.04)	(2.76)	(2.09)	(2.09)
Tangible book value per share	$19.20	$19.89	$18.79	$17.13	$16.06
Total equity to total assets	9.65%	10.48%	11.26%	10.20%	10.64%
Effect of adjustments	(1.61)	(1.26)	(1.30)	(1.00)	(1.11)
Tangible equity to tangible assets	8.04%	9.22%	9.96%	9.20%	9.53%

Efficiency ratio(1)
Noninterest expense	$63,062	$57,131	$48,168	$41,882	$32,342
Net interest income	83,814	73,534	64,818	57,370	42,517
Noninterest income	12,042	12,096	6,216	4,318	3,815
Efficiency ratio	65.79%	66.72%	67.81%	67.89%	69.80%

(1)	Calculated as noninterest expense divided by the sum of net interest income (before provision for loan losses) and noninterest income.

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

Overview of Financial Condition and Results of Operations

Net income for the year ended December 31, 2021 totaled $8.0 million, or $0.76 per diluted share, compared to $13.9 million, or $1.27 per diluted share, for the year ended December 31, 2020. This represents a $5.9 million, or a 42.4%, decrease in net income. The decrease can mainly be attributed to the Company’s increased provision for loan losses during 2021, which includes an impairment charge of $21.6 million recorded in the third quarter as a result of Hurricane Ida, as discussed further below. The Company also experienced an increase in noninterest expense as a result of growth organically and through acquisition. We had record quarterly net income in each quarter of 2021 other than the third quarter, as market conditions improved and our cost of funds decreased compared to 2020.

Key components of the Company’s performance during the year ended December 31, 2021 are summarized below.

•	Total assets grew to $2.5 billion at December 31, 2021, an increase of 8.3% from $2.3 billion at December 31, 2020.

•	Total loans, net of allowance for loan losses at December 31, 2021 were $1.9 billion, an increase of $11.2 million, or 0.6% compared to $1.8 billion at December 31, 2020.

•

Total deposits were $2.1 billion at December 31, 2021, an increase of $232.4 million, or 12.3%, compared to deposits of $1.9 billion at December 31, 2020. Noninterest-bearing deposits increased $137.2 million, or 30.6%, to $585.5 million compared to $448.2 million at December 31, 2020.

•

Net interest income for the year ended December 31, 2021 was $83.8 million, an increase of $10.3 million, or 14.0%, compared to $73.5 million for the year ended December 31, 2020, driven primarily by an increase in the volume of interest-earning assets and a decrease in the rates paid on interest-bearing liabilities.

•

On April 1, 2021, the Company completed its acquisition of Cheaha Financial Group, Inc. (“Cheaha”), an Alabama state bank headquartered in Oxford, Alabama, and its wholly-owned subsidiary, Cheaha Bank. See further discussion in Acquisitions below.

Certain Events That Affect Year-over-Year Comparability

COVID-19 Pandemic. For an overview of the impacts of the COVID-19 pandemic on our business, please see “COVID-19 – Summary of Impact on our Operations and Financial Results” above and our discussion throughout this report.

Acquisitions. On March 1, 2019, the Company completed the acquisition of Mainland Bank (“Mainland”), a Texas state bank located in Texas City, Texas. The Company acquired 100% of Mainland’s outstanding common shares for approximately $18.6 million in the form of 763,849 shares of the Company’s common stock. The acquisition of Mainland expanded the Company’s branch footprint into Texas and increased the core deposit base to help position the Company to continue to grow. On the date of acquisition, Mainland had total assets with a fair value of approximately $127.6 million, $81.3 million in loans, and $107.6 million in deposits, and served the residents of Harris and Galveston counties through three branch locations. The Company recorded a core deposit intangible and goodwill of $2.4 million and $5.2 million, respectively, related to the acquisition of Mainland. In the fourth quarter of 2021, the Dickinson, Texas branch location was closed and the property was sold in February 2022.

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

On February 21, 2020, the Bank completed the acquisition and assumption of certain assets, deposits and other liabilities associated with the Alice and Victoria, Texas branch locations of PlainsCapital Bank, a wholly-owned subsidiary of Hilltop Holdings Inc., for an aggregate cash consideration of approximately $11.2 million. The Bank acquired approximately $45.3 million in loans and $37.0 million in deposits. In addition, the Bank acquired substantially all the fixed assets at the branch locations, and assumed the leases for the branch facilities. The Company recorded a core deposit intangible and goodwill of $0.2 million and $0.5 million, respectively, related to the acquisition.

On April 1, 2021, the Company completed its acquisition of Cheaha, an Alabama state bank headquartered in Oxford, Alabama, and its wholly-owned subsidiary, Cheaha Bank. All of the issued and outstanding shares of Cheaha were converted into aggregate cash merger consideration of $41.1 million. On the date of the acquisition, Cheaha had total assets with a fair value of $240.8 million, including $120.4 million in loans, assumed $207.0 million in deposits, and served the residents of Calhoun County, Alabama through four branch locations. The Company recorded a core deposit intangible and goodwill of $0.8 million and $11.9 million, respectively, related to the acquisition of Cheaha.

Hurricane Ida. On August 29, 2021, Hurricane Ida hit the Louisiana coast as a category 4 hurricane. Though Hurricane Ida did not cause significant physical damage to our branch locations, the storm devastated some of our market areas. The Company set up programs to help employees and customers experiencing financial difficulty as a result of the hurricane, including a deferral program discussed further in Discussion and Analysis of Financial Condition – Loans – Loan Deferral Program below. Additionally, the Company recorded an impairment charge of $21.6 million in the third quarter of 2021 related to a lending relationship with related borrowers (collectively, the “Borrower”) consisting of multiple loans that are secured by various types of collateral, including real estate, inventory, and equipment. As a result of Hurricane Ida’s impact on the Borrower’s business operations, some of the collateral securing the loan relationship, including real estate, inventory, and equipment, experienced a significant reduction in value.

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

Discussion and Analysis of Financial Condition

Total assets were $2.5 billion at December 31, 2021, an increase of 8.3% compared to total assets of $2.3 billion at December 31, 2020. Our total assets of $2.3 billion at December 31, 2020 represents an 8.0% increase compared to total assets of $2.1 billion at December 31, 2019. The growth experienced since December 31, 2019 can mainly be attributed to $180.7 million growth in loans, $23.3 million of which is PPP loans, the acquisition of Cheaha completed in April 2021 which added assets with a fair value of $240.8 million, as well as the acquisition of two branch locations from PlainsCapital Bank in February 2020 which added assets with a fair value of $48.8 million.

Loans

General. Loans, excluding loans held for sale, constitute our most significant asset, comprising 74%, 80%, and 79% of our total assets at December 31, 2021, 2020 and 2019, respectively. Loans increased $11.7 million, or 0.6%, to $1.9 billion at December 31, 2021 from $1.9 billion at December 31, 2020. Loans increased $168.3 million, or 9.9%, to $1.9 billion at December 31, 2020 from $1.7 billion at December 31, 2019.

Beginning in the second quarter of 2020, the Bank has participated as a lender in the PPP as established by the CARES Act. At December 31, 2021, the balance, net of repayments, of the Bank’s PPP loans originated was $23.3 million, compared to $94.5 million at December 31, 2020, and is included in the commercial and industrial loan portfolio. Eighty-seven percent of the total number of PPP loans we have originated have principal balances of $150,000 or less. At December 31, 2021, approximately 86% of the total balance of PPP loans originated have been forgiven by the SBA or paid off by the customer.

Excluding loans acquired from Cheaha on April 1, 2021 with an aggregate balance of $96.3 million at December 31, 2021 and PPP loans with a total balance of $23.3 million ($0.3 million acquired from Cheaha) and $94.5 million at December 31, 2021 and December 31, 2020, respectively, total loans at December 31, 2021 decreased $13.2 million, or 0.7%, compared to December 31, 2020.

The table below sets forth the balance of loans outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	December 31,
	2021		2020		2019
		Percentage of		Percentage of		Percentage of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Mortgage loans on real estate
Construction and development	$203,204	10.9%	$206,011	11.1%	$197,797	11.7%
1-4 Family	364,307	19.4	339,525	18.2	321,489	19.0
Multifamily	59,570	3.2	60,724	3.3	60,617	3.6
Farmland	20,128	1.1	26,547	1.4	27,780	1.6
Commercial real estate
Owner-occupied	460,205	24.6	375,421	20.2	352,324	20.8
Nonowner-occupied	436,172	23.3	436,974	23.5	378,736	22.4
Commercial and industrial	310,831	16.6	394,497	21.2	323,786	19.2
Consumer	17,595	0.9	20,619	1.1	29,446	1.7
Total loans	1,872,012	100%	1,860,318	100%	1,691,975	100%
Loans held for sale	620		—		—
Total gross loans	$1,872,632		$1,860,318		$1,691,975

At December 31, 2021, the Company’s total business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $771.0 million, an increase of $1.1 million, or 0.1%, compared to the business lending portfolio of $769.9 million at December 31, 2020. The business lending portfolio at December 31, 2020 increased $93.8 million, or 13.9%, compared to $676.1 million at December 31, 2019. The increase in owner-occupied commercial real estate as of December 31, 2021 was the primary driver of the increase in the business lending portfolio compared to December 31, 2020, and was partially offset by the forgiveness of PPP loans.

Our focus on a relationship-driven banking strategy and hiring of experienced commercial lenders are the primary reasons we experienced our largest organic loan growth in owner-occupied commercial real estate. We have increased our focus on commercial real estate loans and commercial and industrial loans. In addition, we completed the acquisition of two branch locations from PlainsCapital in February 2020, as well as the acquisition of Cheaha in April 2021, which increased the overall balance of our loans.

The following table sets forth loans outstanding at December 31, 2021, excluding loans held for sale, which, based on remaining scheduled repayments of principal, are due in the periods indicated, as well as the amount of loans with fixed and variable rates in each maturity range. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less.

		After One	After Five	After Ten
	One Year or	Year Through	Years Through	Years Through	After Fifteen
(dollars in thousands)	Less	Five Years	Ten Years	Fifteen Years	Years	Total
Mortgage loans on real estate:
Construction and development	$149,982	$18,183	$24,262	$9,389	$1,388	$203,204
1-4 Family	56,916	82,765	51,558	23,141	149,927	364,307
Multifamily	16,197	39,361	2,492	381	1,139	59,570
Farmland	7,594	7,288	5,101	145	—	20,128
Commercial real estate
Owner-occupied	46,153	109,038	182,976	99,053	22,985	460,205
Nonowner-occupied	60,402	196,207	142,759	36,487	317	436,172
Commercial and industrial	157,621	97,167	35,252	13,159	7,632	310,831
Consumer	4,793	10,869	1,546	383	4	17,595
Total loans	$499,658	$560,878	$445,946	$182,138	$183,392	$1,872,012

Loans with fixed rates:
Mortgage loans on real estate:
Construction and development	$26,083	$18,168	$24,262	$9,389	$1,388	$79,290
1-4 Family	27,611	75,103	48,842	23,141	149,927	324,624
Multifamily	12,571	35,481	2,492	381	1,139	52,064
Farmland	3,371	5,693	5,101	145	—	14,310
Commercial real estate
Owner-occupied	15,777	92,780	138,321	81,075	16,025	343,978
Nonowner-occupied	21,573	184,186	100,234	18,042	317	324,352
Commercial and industrial	32,436	86,302	35,252	13,159	797	167,946
Consumer	3,485	10,869	1,546	383	4	16,287
Total loans with fixed rates	$142,907	$508,582	$356,050	$145,715	$169,597	$1,322,851

Loans with variable rates:
Mortgage loans on real estate:
Construction and development	$123,899	$15	$—	$—	$—	$123,914
1-4 Family	29,305	7,662	2,716	—	—	39,683
Multifamily	3,626	3,880	—	—	—	7,506
Farmland	4,223	1,595	—	—	—	5,818
Commercial real estate
Owner-occupied	30,376	16,258	44,655	17,978	6,960	116,227
Nonowner-occupied	38,829	12,021	42,525	18,445	—	111,820
Commercial and industrial	125,185	10,865	—	—	6,835	142,885
Consumer	1,308	—	—	—	—	1,308
Total loans with variable rates	$356,751	$52,296	$89,896	$36,423	$13,795	$549,161

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2021 and December 31, 2020, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

Our loan portfolio, excluding loans held for sale, includes loans to businesses in certain industries that may be more significantly affected by the pandemic than others. These loans, including loans related to oil and gas, food services, hospitality, and entertainment, represented approximately 5.6% of our total loan portfolio, or 5.4% excluding PPP loans, at December 31, 2021, compared to 6.6% of our total portfolio, or 5.7% excluding PPP loans, at December 31, 2020 as shown below.

Industry	Percentage of Loan Portfolio December 31, 2021	Percentage of Loan Portfolio December 31, 2021 (excluding PPP loans)	Percentage of Loan Portfolio December 31, 2020	Percentage of Loan Portfolio December 31, 2020 (excluding PPP loans)
Oil and gas	2.2%	2.1%	3.3%	2.6%
Food services	2.3	2.2	2.5	2.3
Hospitality	0.5	0.5	0.4	0.4
Entertainment	0.6	0.6	0.4	0.4
Total	5.6%	5.4%	6.6%	5.7%

Loan Deferral Program. In response to the COVID-19 pandemic, beginning in the first quarter of 2020, the Bank offered short-term modifications to borrowers impacted by the pandemic who were current and otherwise not past due. These included short-term modifications of 90 days or less, in the form of deferrals of payment of principal and interest, principal only, or interest only, and fee waivers. As 90-day loan deferrals have expired, most customers have returned to their regular payment schedules. In accordance with Section 4013 of the CARES Act and the interagency statement, we have not accounted for such loans as TDRs, nor have we designated them as past due or nonaccrual. The Bank ceased offering loan deferrals related to COVID-19 during the fourth quarter of 2021. At December 31, 2021, less than $0.2 million remained on deferral, compared to approximately $5.9 million, or 0.3% of the total loan portfolio at December 31, 2020.

The Bank also instituted a 90-day deferral program for eligible customers who were impacted by Hurricane Ida beginning in the third quarter of 2021. The Bank has provided payment deferrals on approximately $50.0 million of loans. At December 31, 2021, Investar had approximately $2.4 million, or 0.1% of the total loan portfolio, remaining on a 90-day deferral plan related to Hurricane Ida.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment as a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 15% of our total assets and totaled $365.8 million at December 31, 2021, an increase of $84.9 million, or 30.2%, from $280.8 million at December 31, 2020. The increase in investment securities at December 31, 2021 compared to December 31, 2020 resulted from purchases of multiple investment types in our current portfolio.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	December 31,
	2021		2020
		Percentage of		Percentage of
	Balance	Portfolio	Balance	Portfolio
Obligations of U.S. government agencies and corporations	$21,268	5.8%	$36,821	13.1%
Obligations of state and political subdivisions	39,495	10.8	30,362	10.8
Corporate bonds	27,667	7.6	27,708	9.8
Residential mortgage-backed securities	203,249	55.6	126,807	45.2
Commercial mortgage-backed securities	74,085	20.2	59,146	21.1
Total investment securities	$365,764	100%	$280,844	100%

The investment portfolio consists of available for sale and held to maturity securities. We do not hold any investments classified as trading. We classify debt securities as held to maturity if management has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Securities not classified as held to maturity are classified as available for sale and are stated at fair value. The carrying values of the Company’s available for sale securities are adjusted for unrealized gains or losses as valuation allowances, and any gains or losses are reported on an after-tax basis as a component of other comprehensive income. Any expected credit loss due to the inability to collect all amounts due according to the security’s contractual terms is recognized as a charge against earnings. Any remaining unrealized loss related to other factors would be recognized in other comprehensive income, net of taxes.

Typically, our investment securities are available for sale. There were no purchases of held to maturity securities during the years ended December 31, 2021 and 2020. In the year ended December 31, 2021, we purchased $255.5 million of investment securities, compared to purchases of $127.1 million during the year ended December 31, 2020. Mortgage-backed securities represented 73% and 58% of the available for sale securities we purchased in 2021 and 2020, respectively. Of the remaining securities purchased in 2021 and 2020, 18%, and 22%, respectively, were U.S. government agency securities, while 5% and 7%, respectively, were municipal securities. We only purchase corporate bonds that are investment grade securities issued by seasoned corporations.

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio as of December 31, 2021 (dollars in thousands).

			After One Year		After Five Years
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of states and political subdivisions	$870	5.88%	$1,875	5.88%	$4,165	3.59%	$—	—%
Residential mortgage-backed securities	—	—	—	—	—	—	3,345	2.93
Available for sale:
Obligations of U.S. government agencies and corporations	1	2.51	3,091	2.63	18,051	2.27	—	—
Obligations of states and political subdivisions	25	2.66	770	3.05	15,344	2.19	16,191	3.54
Corporate bonds	700	6.75	8,049	1.73	15,028	3.70	4,000	2.69
Residential mortgage-backed securities	—	—	—	—	246	1.99	200,450	1.92
Commercial mortgage-backed securities	—	—	2,279	2.59	3,319	1.71	69,095	1.82
	$1,596		$16,064		$56,153		$293,081

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.

Premises and Equipment

Bank premises and equipment increased $1.8 million, or 3.2%, to $58.1 million at December 31, 2021 from $56.3 million at December 31, 2020. The increase was attributable to the acquisition of four branch locations in Calhoun County, Alabama which increased bank premises and equipment by $5.4 million, and was partially offset by the closure of two branches in Louisiana which decreased bank premises and equipment by $2.3 million. Bank premises and equipment increased $5.4 million, or 10.6%, to $56.3 million at December 31, 2020 from $50.9 million at December 31, 2019. The increase was mainly attributable to the acquisition of two branch locations in Alice and Victoria, Texas which added $2.8 million in bank premises and equipment, and the addition of two de novo branches.

Deferred Tax Asset/Liability

At December 31, 2021, the net deferred tax asset was $2.2 million, compared to a net deferred tax asset of $1.4 million and a net deferred tax liability of $0.1 million at December 31, 2020 and 2019, respectively. The increase in the deferred tax asset at December 31, 2021 compared to December 31, 2020 was primarily driven by the deferred compensation agreements acquired from Cheaha in April 2021 and a timing difference in recognizing payroll tax expenses. The decrease in the deferred tax liability at December 31, 2019 to a net deferred tax asset at December 31, 2020 was primarily driven by the increased provisioning for loan losses during 2020 compared to 2019 as a result of uncertainty surrounding the pandemic. The provision for loan losses is not tax deductible until loans are charged off, causing an increase in the deferred tax asset at December 31, 2020.

The Bank acquired net operating loss carryforwards as a result of acquisitions. At December 31, 2021, we held approximately $0.2 million and $1.3 million in net operating loss carryforwards that expire in 2033 and 2039, respectively. U.S. tax law imposes annual limitations under Internal Revenue Code Section 382 on the amount of net operating loss carryforwards that may be used to offset federal taxable income. Under these laws, we may apply up to approximately $0.7 million to offset our taxable income each year. In addition to this limitation, our ability to utilize net operating loss carryforwards depends upon the Company generating taxable income. Given the substantial amount of time before our net operating loss carryforwards begin to expire, we currently expect to utilize these net operating loss carryforwards in full before their expiration.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at December 31, 2021 and 2020 (dollars in thousands).

	December 31,
	2021		2020
		Percentage of		Percentage of
		Total		Total
	Amount	Deposits	Amount	Deposits
Noninterest-bearing demand deposits	$585,465	27.6%	$448,230	23.7%
Interest-bearing demand deposits	650,868	30.7	496,745	26.3
Brokered deposits	—	—	80,017	4.2
Money market deposit accounts	255,501	12.1	186,307	9.9
Savings accounts	180,837	8.5	141,134	7.5
Time deposits	447,595	21.1	535,391	28.4
Total deposits	$2,120,266	100%	$1,887,824	100%

Total deposits were $2.1 billion at December 31, 2021, an increase of $232.4 million, or 12.3%, from total deposits of $1.9 billion at December 31, 2020. The Company assumed approximately $207.0 million in deposits from Cheaha in April 2021. The Bank utilized brokered deposits to satisfy the borrowings under its interest rate swap agreements due to more favorable pricing. In the third quarter of 2021, the Company terminated multiple swap agreements, the borrowings for which matured in October 2021. Therefore, the Company had no brokered deposits at December 31, 2021. The remaining increase is due to organic growth, partially offset by a decrease in time deposits in alignment with our strategy discussed below.

The COVID-19 pandemic has created a significant amount of excess liquidity in the market, and, as a result, we experienced increases in both noninterest and interest-bearing demand deposits, and in money market deposit accounts and savings accounts at December 31, 2021 compared to December 31, 2020. These increases were primarily driven by reduced spending by consumer and business customers related to the COVID-19 pandemic, and increases in PPP borrowers’ deposit accounts. We believe these factors may be temporary depending on the future economic effects of the COVID-19 pandemic.

As the state of the economy and financial markets remained uncertain during 2021 in response to the global pandemic, customers desired increased security of funds and transferred holdings into fully-insured checking accounts, or our Assured Checking product, shown in interest-bearing demand deposits in the table above. Our deposit mix improved as management continued its strategy to either reprice or run-off higher yielding time deposits and other interest-bearing deposit products during the year ended December 31, 2021, which contributed to our decreased cost of deposits compared to the same period in 2020, discussed in Results of Operations below.

Estimated uninsured deposits were $719.8 million and $533.6 million at December 31, 2021 and 2020, respectively. The estimates are based on the same methodologies and assumptions used for our regulatory reporting requirements. The insured deposit data for 2021 and 2020 does not reflect an evaluation of all of the account ownership category distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

The following table shows scheduled maturities of time deposits in excess of the FDIC insurance limit of $250,000 at December 31, 2021 and 2020 (dollars in thousands).

	December 31,
Time remaining until maturity:	2021	2020
Three months or less	$21,644	$20,861
Over three months through six months	16,490	11,352
Over six months through twelve months	25,024	32,036
Over twelve months	14,211	20,538
	$77,369	$84,787

Borrowings

Total borrowings include securities sold under agreements to repurchase, federal funds purchased, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bank (“FNBB”) and The Independent Bankers Bank (“TIB”) totaling $60.0 million, subordinated debt issued in 2017 and 2019, and junior subordinated debentures assumed through acquisitions.

Our advances from the FHLB were $78.5 million at December 31, 2021, a decrease of $42.0 million from FHLB advances of $120.5 million at December 31, 2020 as we utilized available cash to pay off a portion of advances. We had no outstanding balances drawn on the unsecured lines of credit at December 31, 2021 or 2020. Securities sold under agreements to repurchase increased $0.1 million to $5.8 million at December 31, 2021 from $5.7 million at December 31, 2020. Junior subordinated debt of $8.4 million and $5.9 million at December 31, 2021 and 2020, respectively, represents the junior subordinated debentures that we assumed in connection with our acquisitions of Cheaha in 2021, BOJ Bancshares, Inc. in 2017 (“BOJ”), and First Community Bank in 2013.

The average balances and cost of funds of short-term borrowings at December 31, 2021, 2020 and 2019 are summarized in the table below (dollars in thousands).

	Average Balances			Cost of Funds
	December 31,			December 31,
	2021	2020	2019	2021	2020	2019
Federal funds purchased and other short-term borrowings	$3,242	$60,243	$110,603	0.20%	1.15%	2.09%
Securities sold under agreements to repurchase	6,081	5,080	2,936	0.21	0.30	1.32
Total short-term borrowings	$9,323	$65,323	$113,539	0.20%	1.09%	2.07%

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

Results of Operations

Performance Summary

2021 vs. 2020. For the year ended December 31, 2021, net income was $8.0 million, or $0.77 per basic common share and $0.76 per diluted common share, compared to net income of $13.9 million, or $1.27 per basic and diluted common share, for the year ended December 31, 2020. The primary drivers of the decrease in net income are related to an increase in provision for loan losses due to the $21.6 million impairment charge recorded during the third quarter of 2021 as a result of Hurricane Ida, along with increases in salaries and benefits expense, other operating expenses, and acquisition expenses primarily related to our organic growth and acquisition activity. As shown on the consolidated statement of income for the year ended December 31, 2021, a provision for loan losses of $22.9 million was recorded, compared to a provision for loan losses of $11.2 million for the year ended December 31, 2020. We had record quarterly net income in each quarter of 2021 other than the third quarter, as market conditions improved and our cost of funds decreased compared to 2020. Return on average assets decreased to 0.31% for the year ended December 31, 2021 from 0.61% for the year ended December 31, 2020. Return on average equity was 3.22% for the year ended December 31, 2021 compared to 5.77% for the year ended December 31, 2020. The decrease in both return on average assets and return on average equity is mainly attributable to the $5.9 million decrease in net income.

2020 vs. 2019. For the year ended December 31, 2020, net income was $13.9 million, or $1.27 per basic and diluted common share, compared to net income of $16.8 million, or $1.68 per basic common share and $1.66 per diluted common share, for the year ended December 31, 2019. The primary drivers of the decrease in net income are related to the state of the economy and financial markets during the year ended December 31, 2020 resulting from the COVID-19 pandemic, along with an increase in noninterest expenses primarily related to our growth. As shown on the consolidated statement of income for the year ended December 31, 2020, a provision for loan losses of $11.2 million was recorded, primarily attributable to the COVID-19 pandemic, compared to a provision for loan losses of $1.9 million for the year ended December 31, 2019. Return on average assets decreased to 0.61% for the year ended December 31, 2020 from 0.85% for the year ended December 31, 2019. Return on average equity was 5.77% for the year ended December 31, 2020 compared to 8.21% for the year ended December 31, 2019. The decrease in both return on average assets and return on average equity is mainly attributable to the $2.9 million decrease in net income.

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

The primary factors affecting net interest margin are changes in interest rates, competition, and the shape of the interest rate yield curve. The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. Since December 31, 2015, the federal funds target rate had increased a total of 175 basis points and remained at 2.25% to 2.50%, as of December 19, 2018, until it was lowered to 2.00 to 2.25% on July 31, 2019. The Federal Reserve further reduced the rate by 25 basis points on both September 18, 2019 to 1.75 to 2.00% and October 30, 2019 to 1.50 to 1.75%. On March 3, 2020, the Federal Reserve lowered the federal funds target rate to 1.00 to 1.25%, which the Federal Reserve stated was in response to the evolving risks to economic activity posed by the coronavirus. In a measure aimed at lessening the economic impact of COVID-19, the Federal Reserve reduced the federal funds target rate to 0% to 0.25% on March 16, 2020, where it remained as of March 9, 2022.

2021 vs. 2020. Net interest income increased 14.0% to $83.8 million for the year ended December 31, 2021 from $73.5 million for the same period in 2020. Net interest margin was 3.53% for the year ended December 31, 2021, an increase of four basis points from 3.49% for the year ended December 31, 2020. The increase in net interest income resulted primarily from an increase in the volume of interest-earning assets and a decrease in the rates paid on interest-bearing liabilities, partially offset by a decrease in the yield earned on interest-earnings assets. For the year ended December 31, 2021, average loans and average investment securities increased approximately $115.8 million and $15.8 million, respectively, while average interest-bearing deposits increased approximately $211.2 million. The increases in average loans, investment securities and interest-bearing deposits was driven by both organic growth and growth through the acquisition of Cheaha on April 1, 2021. Demand deposit growth also was driven by the pandemic-related factors discussed above. Average total borrowings decreased approximately $54.8 million compared to the same period in 2020 as we used available cash to pay down a portion of advances from the FHLB. Our yield on interest-earning assets declined as did our rate paid on interest-bearing liabilities primarily as a result of the overall decline in prevailing interest rates.

Interest income was $95.5 million for the year ended December 31, 2021 compared to $93.8 million for the same period in 2020. Loan interest income made up substantially all of our interest income for the years ended December 31, 2021 and 2020. Interest on our commercial real estate loans, commercial and industrial loans, and 1-4 family residential real estate loans constituted the three largest components of our loan interest income for the years ended December 31, 2021 and 2020 at 83% of total interest income on loans for each year. The overall yield on interest-earning assets decreased 43 basis points to 4.02% for the year ended December 31, 2021 compared to 4.45% for the same period in 2020. The loan portfolio yielded 4.74% for the year ended December 31, 2021 compared to 4.89% for the year ended December 31, 2020. The decrease in yield on our loan portfolio was driven primarily by lower yields on commercial real estate loans and 1-4 family residential real estate loans. In addition, the yield on the investment portfolio was 1.52% for the year ended December 31, 2021 compared to 2.00% for the year ended December 31, 2020.

Interest expense was $11.7 million for the year ended December 31, 2021, a decrease of $8.5 million compared to interest expense of $20.3 million for the year ended December 31, 2020. The decrease in interest expense is primarily attributable to the decreases in the rates paid for interest-bearing liabilities for the year ended December 31, 2021 compared to December 31, 2020. As previously mentioned, the federal funds target rate decreased to 0% to 0.25% on March 15, 2020, which affects the rate the Company pays for immediately available overnight funds, long-term borrowings, and deposits. For the year ended December 31, 2021, the cost of interest-bearing deposits decreased 64 basis points to 0.46% and the cost of interest-bearing liabilities decreased 60 basis points to 0.67% compared to the same period in 2020.

2020 vs. 2019. For a detailed discussion of our net interest income and net interest margin performance for 2020 compared to 2019, see our annual report on Form 10-K for the year ended December 31, 2020, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Interest Income and Net Interest Margin –2020 vs. 2019, and – Volume/Rate Analysis.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category as of and for the years ended December 31, 2021, 2020 and 2019. Averages presented below are daily averages (dollars in thousands).

	As of and for the year ended December 31,
	2021			2020			2019
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense(1)	Rate(1)	Balance	Expense(1)	Rate(1)	Balance	Expense(1)	Rate(1)
Assets
Interest-earning assets:
Loans	$1,902,070	$90,230	4.74%	$1,786,302	$87,365	4.89%	$1,539,886	$80,954	5.26%
Securities:
Taxable	275,963	3,948	1.43	255,405	4,927	1.93	240,751	6,650	2.76
Tax-exempt	20,259	552	2.73	25,024	686	2.74	31,780	790	2.49
Interest-earning balances with banks	176,349	812	0.46	42,852	816	1.90	34,905	1,049	3.00
Total interest-earning assets	2,374,641	95,542	4.02	2,109,583	93,794	4.45	1,847,322	89,443	4.84
Cash and due from banks	39,262			27,768			22,969
Intangible assets	41,299			32,190			26,107
Other assets	138,096			119,994			90,949
Allowance for loan losses	(20,704)			(15,272)			(9,969)
Total assets	$2,572,594			$2,274,263			$1,977,378
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$858,660	$2,398	0.28%	$612,000	$3,535	0.58%	$510,148	$5,308	1.04%
Brokered deposits	77,432	715	0.92	20,308	177	0.87	—	—	—
Savings deposits	168,194	247	0.15	129,211	401	0.31	110,936	501	0.45
Time deposits	508,954	4,127	0.81	640,549	11,263	1.76	641,630	13,498	2.10
Total interest-bearing deposits	1,613,240	7,487	0.46	1,402,068	15,376	1.10	1,262,714	19,307	1.53
Short-term borrowings(2)	9,323	19	0.20	65,323	710	1.09	113,539	2,348	2.07
Long-term debt	129,318	4,222	3.26	128,163	4,174	3.26	98,017	2,970	3.03
Total interest-bearing liabilities	1,751,881	11,728	0.67	1,595,554	20,260	1.27	1,474,270	24,625	1.67
Noninterest-bearing demand deposits	553,083			418,240			283,274
Other liabilities	18,852			19,805			14,717
Stockholders’ equity	248,778			240,664			205,117
Total liabilities and stockholders’ equity	$2,572,594			$2,274,263			$1,977,378
Net interest income/net interest margin		$83,814	3.53%		$73,534	3.49%		$64,818	3.51%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

Nonaccrual loans were included in the computation of average loan balances but carry a zero yield. The yields include the effect of loan fees of $3.0 million, $2.4 million and $1.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, and discounts and premiums that are amortized or accreted to interest income or expense.

Volume/Rate Analysis. The following table sets forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the year ended December 31, 2021 compared to the year ended December 31, 2020 and the year ended December 31, 2020 compared to the year ended December 31, 2019 (dollars in thousands):

	Year ended December 31, 2021 vs.
	Year ended December 31, 2020
	Volume	Rate	Net(1)
Interest income:
Loans	$5,662	$(2,797)	$2,865
Securities:
Taxable	397	(1,376)	(979)
Tax-exempt	(131)	(3)	(134)
Interest-earning balances with banks	2,540	(2,544)	(4)
Total interest-earning assets	8,468	(6,720)	1,748
Interest expense:
Interest-bearing demand deposits	1,425	(2,562)	(1,137)
Brokered deposits	496	42	538
Savings deposits	121	(275)	(154)
Time deposits	(2,314)	(4,822)	(7,136)
Short-term borrowings	(609)	(82)	(691)
Long-term debt	38	10	48
Total interest-bearing liabilities	(843)	(7,689)	(8,532)
Change in net interest income	$9,311	$969	$10,280

	Year ended December 31, 2020 vs.
	Year ended December 31, 2019
	Volume	Rate	Net(1)
Interest income:
Loans	$12,954	$(6,543)	$6,411
Securities:
Taxable	405	(2,128)	(1,723)
Tax-exempt	(168)	64	(104)
Interest-earning balances with banks	239	(472)	(233)
Total interest-earning assets	13,430	(9,079)	4,351
Interest expense:
Interest-bearing demand deposits	1,060	(2,833)	(1,773)
Brokered deposits	—	177	177
Savings deposits	82	(182)	(100)
Time deposits	(23)	(2,212)	(2,235)
Short-term borrowings	(997)	(641)	(1,638)
Long-term debt	913	291	1,204
Total interest-bearing liabilities	1,035	(5,400)	(4,365)
Change in net interest income	$12,395	$(3,679)	$8,716

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

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

2021 vs. 2020. Total noninterest income decreased $0.1 million, or 0.4%, to $12.0 million for the year ended December 31, 2021 compared to $12.1 million for the year ended December 31, 2020. The decrease is primarily due to the $2.8 million decrease in other operating income which was partially offset by the $1.8 million increase in the swap termination fee income, the $0.5 million increase in service charges on deposit accounts, and the $0.5 million increase in interchange fees.

Service charges on deposit accounts include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item charges, overdraft fees, and treasury management charges. Service charges on deposit accounts increased 26.3% to $2.4 million for the year ended December 31, 2021 compared to $1.9 million for the same period in 2020.

Gain on the sale of investment securities for the year ended December 31, 2021 increased slightly to $2.3 million compared to the same period in 2020. We sold approximately $137.8 million in securities during the year ended December 31, 2021 compared to sales of $56.5 million during the year ended December 31, 2020.

Loss on sale or disposition of fixed assets for the year ended December 31, 2021 increased to $0.4 million from $38,000 for the year ended December 31, 2020. During 2021, the loss on sale or disposition of fixed assets was recorded when the Bank reclassified two branch locations that were closed in 2021, totaling $1.9 million, as other real estate owned.

Swap termination fee income increased to $1.8 million for the year ended December 31, 2021, compared to no fee income for the year ended December 31, 2020. Swap termination fee income was recorded when we voluntarily terminated a number of our interest rate swap agreements at the end of the third quarter of 2021.

Gain on sale of loans increased to $0.2 million for the year ended December 31, 2021, compared to no gain for the year ended December 31, 2020. When the Bank acquired Cheaha on April 1, 2021, it acquired a secondary mortgage loan group that originates mortgage loans for sale.

Servicing fees and fee income on serviced loans decreased $0.2 million, or 46.2%, to $0.2 million, for the year ended December 31, 2021. This decrease is a result of the Bank exiting the indirect auto loan origination business at the end of 2015. Since the Bank did not originate auto loans for sale during the years ended December 31, 2021 and 2020, the servicing portfolio, which experienced regularly scheduled paydowns, was not replaced with new loans. We expect servicing fees and fee income on serviced loans to decrease over time until all serviced loans are paid off. At December 31, 2021, the weighted average remaining term of the indirect auto loan portfolio was 0.8 years.

Interchange fees, which are fees earned on the usage of the Bank’s credit and debit cards, increased $0.5 million, or 35.8%, to $1.9 million for year ended December 31, 2021 from $1.4 million for the year ended December 31, 2020. The increase in interchange fees can primarily be attributed to the increase in the volume of debit and credit card transactions.

Income from bank owned life insurance increased $0.2 million to $1.1 million for the year ended December 31, 2021 from $0.9 million for the year ended December 31, 2020. This increase reflects increased interest earned on the Company’s bank owned life insurance policies.

Other operating income includes, among other things, credit card, ATM and wire fees, derivative fee income, and rental income. The $2.8 million decrease in other operating income for the year ended December 31, 2021 is primarily attributable to a $2.4 million decrease in derivative fee income compared to the year ended December 31, 2020. We also experienced a decrease in income recorded on an equity method investment of $0.5 million due to the Company’s sale of the asset during the year ended December 31, 2020.

2020 vs. 2019. For a detailed discussion of our noninterest income for 2020 compared to 2019, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Noninterest Income – 2020 vs. 2019 in our annual report on Form 10-K for the year ended December 31, 2020.

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

2021 vs. 2020. Total noninterest expense was $63.1 million for the year ended December 31, 2021, an increase of $5.9 million, or 10.4%, from $57.1 million for the year ended December 31, 2020. This increase was driven by the increases in salaries and employee benefits, acquisition expense, and other operating expenses primarily related to our organic growth and acquisition activity.

Salaries and employee benefits increased $2.1 million, or 6.4%, to $35.5 million for the year ended December 31, 2021, compared to $33.4 million for the year ended December 31, 2020. The increase in salaries and employee benefits is mainly attributable to the increased number of employees as a result of our growth, both organically and through acquisitions. The Company completed the acquisition of Cheaha in April 2021, which added four branch locations and related staff during the year ended December 31, 2021. There were also increases in health insurance claims and deferred compensation costs. In addition, the Bank acquired two branch locations from PlainsCapital Bank in February 2020 and opened two de novo branches in July and November 2020. Included in salaries and employee benefits for the year ended December 31, 2021 is a $1.9 million Employee Retention Credit, previously discussed, which was recognized as a credit to payroll taxes in the fourth quarter of 2021.

Acquisition expense increased $1.4 million, or 130.5%, to $2.5 million for the year ended December 31, 2021, compared to $1.1 million for the year ended December 31, 2020. The increase in acquisition expense resulted from the acquisition costs related to the acquisition of Cheaha in 2021, which were greater than the costs incurred related to the acquisition of two branches from PlainsCapital Bank in 2020.

Other operating expenses include security, business development, FDIC and OCC assessments, bank shares and property taxes, charitable contributions, repair and maintenance costs, personnel training and development, filing fees, and other costs related to the operation of our business. Other operating expenses increased $1.4 million, or 12.9%, to $12.4 million for the year ended December 31, 2021 from $11.0 million for the year ended December 31, 2020. The increase in other operating expenses was primarily related to increases in FDIC assessment fees, provision for unfunded loan commitments, software expense, and telephone expense.

Occupancy expense increased $0.6 million, or 27.6% to $2.8 million for the year ended December 31, 2021 from $2.2 million for the year ended December 31, 2020. This increase is attributable to increases in building maintenance, utilities, real property taxes and insurance expense for our branch facilities, including the additional four branch locations acquired as part of the acquisition of Cheaha in April 2021.

2020 vs. 2019. For a detailed discussion of our noninterest expense for 2020 compared to 2019, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Noninterest Expense – 2020 vs. 2019 in our annual report on Form 10-K for the year ended December 31, 2020.

Income Tax Expense

Income tax expense for the years ended December 31, 2021, 2020 and 2019 was $1.9 million, $3.5 million, and $4.1 million, respectively. The effective tax rates for the years ended December 31, 2021, 2020 and 2019 were 19.3%, 19.9%, and 19.7%, respectively. The effective tax rate differs from the statutory rate of 21% primarily due to tax exempt interest income earned on certain investment securities and bank owned life insurance.

Risk Management

The primary risks associated with our operations are credit, interest rate and liquidity risk. Higher inflation also presents risks. Credit, inflation and interest rate risk are discussed below, while liquidity risk is discussed in this section under the heading Liquidity and Capital Resources below.

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

At December 31, 2021 and December 31, 2020, there were no loans classified as loss, while there were $0.7 million and $0.9 million, respectively, of loans classified as doubtful, $46.8 million and $20.1 million, respectively, of loans classified as substandard, and $7.3 million and $16.9 million, respectively, of loans classified as special mention as of such dates. Of our aggregate $54.8 million and $37.9 million doubtful, substandard and special mention loans at December 31, 2021 and December 31, 2020, respectively, $8.6 million and $8.4 million, respectively, were acquired and marked to fair value at the time of their acquisition. At December 31, 2019, we had no loans classified as loss, and we had doubtful, substandard and special mention loans of $0.1 million, $8.7 million and $4.4 million, respectively.

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

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC Topic 450, Contingencies. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $20.9 million at December 31, 2021, an increase compared to $20.4 million at December 31, 2020 and $10.7 million at December 31, 2019. The primary reason for the increase in the allowance for loan losses at December 31, 2021 and 2020 compared to December 31, 2019 is the change in economic conditions in response to the COVID-19 pandemic.

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

Impaired loans at December 31, 2021, which include all TDRs and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses, were $32.8 million compared to $19.2 million at December 31, 2020, and $2.5 million at December 31, 2019. At December 31, 2021 and December 31, 2020, $0.6 million and $0.2 million, respectively, of the allowance for loan losses were specifically allocated to impaired loans, while $0.1 million of the allowance was specifically allocated to such loans at December 31, 2019. The increase in impaired loans at December 31, 2021 compared to December 31, 2020 was driven by the loan relationship for which we recorded a $21.6 million impairment, as discussed in Certain Events That Affect Year-over-Year Comparability – Hurricane Ida. Many of the loans comprising the total relationship were placed on nonaccrual following the impairment.

The provision for loan losses is a charge to income in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the years ended December 31, 2021, 2020 and 2019, the provision for loan losses was $22.9 million, $11.2 million, and $1.9 million, respectively. The provision for loan losses for the year ended December 31, 2021 includes a $21.6 million impairment charge related to one loan relationship impacted by Hurricane Ida, as discussed in Certain Events That Affect Year-over-Year Comparability – Hurricane Ida . Additional provision for loan losses was recorded in the year ended December 31, 2020 primarily as a result of the deterioration of market conditions which have been adversely affected by the COVID-19 pandemic. We continue to assess the impact the pandemic may have on our loan portfolio to determine the need for additional reserves.

Acquired loans that are accounted for under ASC 310-30 were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. If future cash flows are not reasonably estimable, the Company accounts for the acquired loans using the cash basis method. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. Because ASC 310-30 does not permit carry over or recognition of an allowance for loan losses, we may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses if future cash flows deteriorate below initial projections. We did not increase the allowance for loan losses for loans accounted for under ASC 310-30 during 2021. In 2020, one acquired loan accounted for under ASC 310-30 required a specific reserve of $0.2 million, which was charged to provision for loan losses.

The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	December 31,
	2021		2020		2019
	Allowance for Loan Losses	% of Loans in each Category to Total Loans	Allowance for Loan Losses	% of Loans in each Category to Total Loans	Allowance for Loan Losses	% of Loans in each Category to Total Loans
Mortgage loans on real estate:
Construction and development	$2,347	10.9%	$2,375	11.1%	$1,201	11.7%
1-4 Family	3,337	19.4	3,370	18.2	1,490	19.0
Multifamily	673	3.2	589	3.3	387	3.6
Farmland	383	1.1	435	1.4	101	1.6
Commercial real estate	9,354	47.9	8,496	43.7	4,424	43.2
Commercial and industrial	4,411	16.6	4,558	21.2	2,609	19.2
Consumer	354	0.9	540	1.1	488	1.7
Total	$20,859	100%	$20,363	100%	$10,700	100%

The following table presents the amount of the allowance for loan losses allocated to each loan category as a percentage of total loans as of the dates indicated (dollars in thousands).

	December 31,
	2021	2020	2019
Mortgage loans on real estate:
Construction and development	0.12%	0.13%	0.07%
1-4 Family	0.18	0.18	0.09
Multifamily	0.04	0.03	0.02
Farmland	0.02	0.02	0.01
Commercial real estate	0.50	0.46	0.26
Commercial and industrial	0.23	0.25	0.15
Consumer	0.02	0.02	0.03
Total	1.11%	1.09%	0.63%

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

The table below reflects the activity in the allowance for loan losses and key ratios for the periods indicated (dollars in thousands).

	Year ended December 31,
	2021	2020	2019
Allowance at beginning of period	$20,363	$10,700	$9,454
Provision for loan losses	22,885	11,160	1,908
Net charge-offs	(22,389)	(1,497)	(662)
Allowance at end of period	$20,859	$20,363	$10,700
Total loans - period end	1,872,012	1,860,318	1,691,975
Nonaccrual loans - period end	29,495	13,506	5,490

Key Ratios:
Allowance for loan losses to total loans - period end	1.11%	1.09%	0.63%
Allowance for loan losses to nonaccrual loans - period end	71%	151%	195%
Nonaccrual loans to total loans - period end	1.58%	0.73%	0.32%

The allowance for loan losses to total loans increased to 1.11% at December 31, 2021 compared to 1.09% at December 31, 2020 while the allowance for loan losses to nonaccrual loans ratio decreased to 71% at December 31, 2021 from 151% at December 31, 2020. The increase in the allowance for loan losses to total loans at December 31, 2021 is primarily due to the increase in the allowance for loan losses compared to December 31, 2020. The decrease in the allowance for loan losses to nonaccrual loans is due to the increase in nonaccrual loans primarily due to one loan relationship impacted by Hurricane Ida. Nonaccrual loans were $29.5 million, or 1.58% of total loans, at December 31, 2021, an increase of $16.0 million compared to $13.5 million, or 0.73% of total loans, at December 31, 2020.

The following table presents the allocation of net (charge offs) recoveries by loan category for the periods indicated (dollars in thousands).

	Year ended December 31,
	2021			2020			2019
	Net Charge-offs	Average balance	Ratio of Net Charge-offs to Average Loans	Net (Charge-offs) Recoveries	Average balance	Ratio of Net Charge-offs to Average Loans	Net Charge-offs	Average balance	Ratio of Net Charge-offs to Average Loans
Mortgage loans on real estate:
Construction and development	$(247)	$211,230	0.12%	$47	$193,764	(0.02)%	$(24)	$170,539	0.01%
1-4 Family	(156)	354,748	0.04	(99)	327,521	0.03	(35)	303,051	0.01
Multifamily	—	60,327	—	—	58,664	—	—	55,323	—
Farmland	(13)	23,128	0.06	—	27,821	—	—	25,089	—
Commercial real estate	(10,274)	869,098	1.18	(43)	785,431	0.01	(23)	677,424	—
Commercial and industrial	(11,641)	362,483	3.21	(1,145)	368,239	0.31	(226)	272,605	0.08
Consumer	(58)	21,056	0.28	(257)	24,862	1.03	(354)	35,855	0.99
Total	$(22,389)	$1,902,070	1.18	$(1,497)	$1,786,302	0.08	$(662)	$1,539,886	0.04

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs for the year ended December 31, 2021 were $22.4 million, or 1.18% of the average loan balance. Net charge-offs for the years ended December 31, 2020 and 2019 were $1.5 million and $0.7 million respectively, equal to 0.08% and 0.04%, respectively, of the average loan balance for the respective periods. Most of the increase in charge-offs and deterioration in the credit ratios for the year ended December 31, 2021 was due to charge-offs of $21.6 million in the third quarter of 2021 due to the impairment charge related to one loan relationship impacted by Hurricane Ida. Commercial and industrial loans and commercial real estate loans were the categories affected. For the years ended December 31, 2020 and 2019, the largest category of charge-offs was commercial and industrial loans and consumer loans, respectively. The increase for the year ended December 31, 2020 was primarily due to the economic impacts of the COVID-19 pandemic.

Management believes the allowance for loan losses at December 31, 2021 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to the scope and duration of the COVID-19 pandemic and its continued influence on the economy, Hurricane Ida and its potential continuing impact to our market areas, other unanticipated adverse changes in the economy, or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

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

Another category of assets which contributes to our credit risk is TDRs, or restructured loans. A restructured loan is a loan for which a concession that is not insignificant has been granted to the borrower due to a deterioration of the borrower’s financial condition and which is performing in accordance with the new terms. Such concessions may include reduction in interest rates, deferral of interest or principal payments, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. We strive to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before such loan reaches nonaccrual status. In evaluating whether to restructure a loan, management analyzes the long-term financial condition of the borrower, including guarantor and collateral support, to determine whether the proposed concessions will increase the likelihood of repayment of principal and interest. Restructured loans that are not performing in accordance with their restructured terms that are either contractually 90 days past due or placed on nonaccrual status are reported as nonperforming loans.

There were 29 credits classified as TDRs at December 31, 2021 that totaled approximately $10.5 million, compared to 34 credits totaling $14.7 million at December 31, 2020. Eleven of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, eight of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, six restructured loans were considered TDRs due to principal payment forbearance paying interest only for a specified period of time, two of the restructured loans were considered TDRs due to principal and interest payment forbearance, and two restructured loans were considered TDRs due to a reduction in principal payments on a modified payment schedule. At December 31, 2021 and 2020, none of the TDRs were in default of their modified terms and included in nonaccrual loans. At December 31, 2021 and 2020, there were no available balances on loans classified as TDRs that the Company was committed to lend. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure, as well as any properties owned by the Company that are not intended to be used to carry out its operations. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Other real estate owned with a cost basis of $0.9 million and $0.1 million was sold during the years ended December 31, 2021 and 2020, respectively, resulting in a net loss of $5,000 and a net gain of $12,000 for the respective periods, compared to a cost basis of $5.1 million and a net gain of $2,000 for the year ended December 31, 2019.

The following table provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	December 31, 2021	December 31, 2020
1-4 Family	$168	$28
Commercial real estate	2,485	635
Total other real estate owned	$2,653	$663

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Year ended	Year ended
	December 31, 2021	December 31, 2020
Balance, beginning of period	$663	$133
Additions	1,023	41
Transfers from bank premises and equipment	1,850	665
Sales of other real estate owned	(883)	(146)
Write-downs	—	(30)
Balance, end of period	$2,653	$663

Impact of Inflation. Inflation reached a near 40-year high in late 2021 primarily due to effects of the ongoing pandemic, and continues to be high in 2022. When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, this could impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for loan losses resulting from a possible increased default rate. Inflation may lead to lower loan re-financings. Inflation may also increase the costs of goods and services we purchase, including the costs of salaries and benefits. In response to higher inflation, the Federal Reserve is expected to increase interest rates one or more times in 2022. For additional information, see Interest Rate Risk below, and Item 1A. Risk Factors – Risks Related to our Business – Changes in interest rates could have an adverse effect on our profitability.

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, four to six months, seven to twelve months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At December 31, 2021, the Bank was within the policy guidelines for asset/liability management.

The following table depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels for the periods presented.

As of December 31, 2021
Estimate
Changes in Interest Rates	Increase/Decrease in
(in basis points)	Net Interest Income (1)
+300	3.5%
+200	2.3%
+100	1.8%
-100	(4.5)%

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At December 31, 2021 and 2020, 81% and 69% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings (such as FHLB advances), which impacts their liquidity. At December 31, 2021, securities with a carrying value of $118.2 million were pledged to secure deposits or borrowings, compared to $84.6 million in pledged securities at December 31, 2020.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2021, the balance of our outstanding advances with the FHLB was $78.5 million, a decrease from $120.5 million at December 31, 2020. The total amount of the remaining credit available to us from the FHLB at December 31, 2021 was $845.9 million. At December 31, 2021, our FHLB borrowings were collateralized by approximately $932.4 million of the Company’s loan portfolio and $1.3 million of the Company’s investment securities.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by U.S. Treasury and agency securities. We had $5.8 million of repurchase agreements outstanding at December 31, 2021, compared to $5.7 million at December 31, 2020.

We maintain unsecured lines of credit with FNBB and TIB totaling $60.0 million. These lines of credit are federal funds lines of credit and are used for overnight borrowing only. There were no outstanding balances on our unsecured lines of credit at December 31, 2021 or 2020.

In addition, at December 31, 2021 and 2020 we had $43.6 million in aggregate principal amount of subordinated debt outstanding, respectively. For additional information, see Note 11, Subordinated Debt Securities in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data, and see Discussion and Analysis of Financial Condition – Borrowings above.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. As of December 31, 2021, we had no brokered deposits compared to $80.0 million at December 31, 2020. We used brokered deposits to satisfy borrowings under certain interest rate swap agreements that terminated during 2021. We also hold QwickRate® deposits, included in our time deposit balances, to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At December 31, 2021, we held $63.8 million of QwickRate® deposits, a decrease compared to $123.1 million at December 31, 2020.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the years ended December 31, 2021 and 2020.

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Year ended December 31,		Year ended December 31,
	2021	2020	2021	2020
Noninterest-bearing demand	24%	21%	—%	—%
Interest-bearing demand	37	31	0.28	0.58
Brokered deposits	3	1	0.92	0.87
Savings deposits	7	6	0.15	0.31
Time deposits	22	32	0.81	1.76
Short-term borrowings	1	3	0.20	1.09
Borrowed funds	6	6	3.26	3.26
Total deposits and borrowed funds	100%	100%	0.51%	1.00%

Capital Management. Our primary sources of capital include retained earnings, capital obtained through acquisitions and proceeds from the sale of our capital stock and subordinated debt. We may issue capital stock and debt securities from time to time to fund acquisitions and support our organic growth. During 2019, we issued $25.0 million of subordinated notes and during 2017 we issued $18.6 million of subordinated notes, both structured to qualify as Tier 2 capital for regulatory capital purposes. For additional information see Discussion and Analysis of Financial Condition – Borrowings.

In 2019, we issued 1,290,323 shares of common stock for net proceeds of $28.5 million. We also issued 763,849 shares of common stock in connection with our acquisition of Mainland in 2019 and 799,559 shares of common stock in connection with our acquisition of BOJ in 2017. During 2021, we paid $3.1 million in dividends, compared to $2.7 million in 2020 and $2.2 million in 2019. Our board of directors has authorized a share repurchase program and during 2021 we paid $6.9 million to repurchase our shares, compared to $11.1 million in 2020 and $8.3 million in 2019. On March 17, 2021, the board of directors approved an additional 300,000 shares of the Company’s common stock for repurchase. On May 19, 2021, the board of directors approved an additional 200,000 shares of the Company’s common stock for repurchase through July 31, 2021. At December 31, 2021, we had 205,692 shares of our common stock remaining authorized for repurchase under the program.

For additional information, see Notes 2, 11 and 14 to our consolidated financial statements. We are subject to restrictions on dividends under applicable banking laws and regulations. Please refer to the discussion under the heading “Supervision and Regulation – Dividends” in Item 1. Business, for more information. We are also subject to additional legal and contractual restrictions on dividends. Please refer to the discussion under the heading “Dividend Policy” in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and under the heading “Common Stock – Dividend Restrictions” in Note 14, Stockholders' Equity in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

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

The Company and the Bank each were in compliance with all regulatory capital requirements as of December 31, 2021, 2020 and 2019. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
December 31, 2021
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$206,899	8.12%	$—	—%
Tier 1 common equity to risk-weighted assets	197,399	9.45	—	—
Tier 1 capital to risk-weighted assets	206,899	9.90	—	—
Total capital to risk-weighted assets	271,416	12.99	—	—
Investar Bank:
Tier 1 capital to average assets (leverage)	244,541	9.60	127,313	5.00
Tier 1 common equity to risk-weighted assets	244,541	11.72	135,651	6.50
Tier 1 capital to risk-weighted assets	244,541	11.72	166,956	8.00
Total capital to risk-weighted assets	266,069	12.75	208,694	10.00

December 31, 2020
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$215,750	9.49%	$—	—%
Tier 1 common equity to risk-weighted assets	209,250	11.02	—	—
Tier 1 capital to risk-weighted assets	215,750	11.36	—	—
Total capital to risk-weighted assets	279,253	14.71	—	—
Investar Bank:
Tier 1 capital to average assets (leverage)	237,684	10.47	113,546	5.00
Tier 1 common equity to risk-weighted assets	237,684	12.53	123,268	6.50
Tier 1 capital to risk-weighted assets	237,684	12.53	151,714	8.00
Total capital to risk-weighted assets	258,291	13.62	189,642	10.00

Swap Contracts. The Bank enters into interest rate swap contracts, some of which are forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 7.6 years. At December 31, 2021, the Bank had no current interest rate swap agreements compared to current interest rate swap agreements with a total notional amount of $80.0 million at December 31, 2020, and forward starting interest rate swap agreements with a total notional amount $115.0 million compared to $140.0 million at December 31, 2020.

In September 2021, the Company voluntarily terminated interest rate swaps with a total notional amount of $150.0 million in response to market conditions and as a result of excess liquidity. Unrealized gains of $1.4 million, net of tax expense of $0.4 million, were reclassified from “Accumulated other comprehensive income” and recorded as “Swap termination fee income” in noninterest income in the accompanying consolidated statement of income for the year ended December 31, 2021. The Company used brokered deposits to satisfy the borrowings required by the swap agreements due to more favorable pricing. Accordingly, the Company had no brokered deposits at December 31, 2021.

For the year ended December 31, 2021, a gain of $5.3 million, net of a $1.4 million tax expense, was recognized in “Other comprehensive (loss) income” (“OCI”) in the accompanying consolidated statements of other comprehensive income for the change in fair value of the interest rate swap contracts. For the years ended December 31, 2020 and December 31, 2019, a loss of $2.3 million, net of a $0.6 tax benefit, and a gain of $51,000, net of a $14,000 tax expense, respectively, was recognized in OCI in the accompanying consolidated statements of other comprehensive income for the change in fair value of the interest rate swap contracts.

The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the years ended December 31, 2021 and 2020.

Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At December 31, 2021 and 2020, the reserve for unfunded loan commitments was $0.7 million and $0.2 million, respectively.

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

	December 31, 2021	December 31, 2020
Commitments to extend credit:
Loan commitments	$349,701	$266,039
Standby letters of credit	18,259	14,420

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at December 31, 2021, the Company had unfunded commitments of $1.9 million for its investment in Small Business Investment Company qualified funds.

For each of the years ended December 31, 2021 and 2020, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations, or cash flows currently or in the future.

Lease Obligations.

The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.

The following table presents, as of December 31, 2021, contractually obligated lease payments due under non-cancelable operating leases by payment date (dollars in thousands).

Less than one year	$598
One to three years	1,110
Three to five years	815
Over five years	1,354
Total	$3,877

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

Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2021, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.”

HORNE LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

Date: March 9, 2022	By:	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer

Date: March 9, 2022	By:	/s/ Christopher L. Hufft
Christopher L. Hufft
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Investar Holding Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Investar Holding Corporation's (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated financial statements of the Company as of December 31, 2021 and our report dated March 9, 2022 expressed an unqualified opinion.

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

March 9, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Investar Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Investar Holding Corporation (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for the two years ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the two years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021 and 2020, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 9, 2022, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Loan Losses

Description of the Matter

As described in Notes 1 and 4 to the financial statements, the Company’s allowance for loan losses is a valuation allowance that reflects the Company’s estimation of incurred losses in its loan portfolio to the extent they are both probable and reasonable to estimate. The allowance for loan losses was $20,859,000 at December 31, 2021, which consists of two components; the allowance for loans individually evaluated for impairment (“specific reserves”) and the allowance for loans collectively evaluated for impairment (“general reserves”).

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

How we Addressed the Matter in Our Audit

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

The primary audit procedures we performed to address this critical audit matter included:

Evaluated the design and tested the operating effectiveness of controls over the determination of items used to estimate the qualitative general reserve factors, including controls addressing:

a.	The data used as the basis for the adjustments relating to qualitative general reserve factors.
b.	Management’s determination of loans excluded from qualitative general reserve factors calculation.
c.	Management’s review of the qualitative and quantitative conclusions related to the qualitative general reserve factors and the resulting allocation to the allowance.

Substantively tested the general reserves related to qualitative general reserve factors which included:

a.	Evaluation of the completeness and accuracy of data inputs used as a basis for the adjustments relating to the qualitative general reserve factors.
b.	Evaluation of loans excluded from the qualitative general reserve calculation for propriety of classification.
c.

Evaluation of the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of qualitative general reserve factors and the resulting allocation to the allowance. Our evaluation considered the weight of confirming and disconfirming evidence from internal and external sources, loan portfolio performance and third-party data, and whether management’s assumptions were applied consistently period to period.

/s/ HORNE LLP

We have served as the Company’s auditor since 2020.

Baton Rouge, Louisiana

March 9, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Investar Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 13, 2020

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2021	2020
ASSETS
Cash and due from banks	$38,601	$25,672
Interest-bearing balances due from other banks	57,940	9,696
Federal funds sold	500	—
Cash and cash equivalents	97,041	35,368

Available for sale securities at fair value (amortized cost of $356,639 and $263,913, respectively)	355,509	268,410
Held to maturity securities at amortized cost (estimated fair value of $10,727 and $12,649, respectively)	10,255	12,434
Loans held for sale	620	—
Loans, net of allowance for loan losses of $20,859 and $20,363, respectively	1,851,153	1,839,955
Equity securities	16,803	16,599
Bank premises and equipment, net of accumulated depreciation of $19,149 and $15,830, respectively	58,080	56,303
Other real estate owned, net	2,653	663
Accrued interest receivable	11,355	12,969
Deferred tax asset	2,239	1,360
Goodwill and other intangible assets, net	44,036	32,232
Bank owned life insurance	51,074	38,908
Other assets	12,385	5,980
Total assets	$2,513,203	$2,321,181

LIABILITIES
Deposits:
Noninterest-bearing	$585,465	$448,230
Interest-bearing	1,534,801	1,439,594
Total deposits	2,120,266	1,887,824
Advances from Federal Home Loan Bank	78,500	120,500
Repurchase agreements	5,783	5,653
Subordinated debt, net of unamortized issuance costs	42,989	42,897
Junior subordinated debt	8,384	5,949
Accrued taxes and other liabilities	14,683	15,074
Total liabilities	2,270,605	2,077,897

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 10,343,494 and 10,608,869 shares issued and outstanding, respectively	10,343	10,609
Surplus	154,932	159,485
Retained earnings	76,160	71,385
Accumulated other comprehensive income	1,163	1,805
Total stockholders’ equity	242,598	243,284
Total liabilities and stockholders’ equity	$2,513,203	$2,321,181

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

	For the years ended December 31,
	2021	2020	2019
INTEREST INCOME
Interest and fees on loans	$90,230	$87,365	$80,954
Interest on investment securities	4,500	5,613	7,440
Other interest income	812	816	1,049
Total interest income	95,542	93,794	89,443

INTEREST EXPENSE
Interest on deposits	7,487	15,376	19,307
Interest on borrowings	4,241	4,884	5,318
Total interest expense	11,728	20,260	24,625
Net interest income	83,814	73,534	64,818

Provision for loan losses	22,885	11,160	1,908
Net interest income after provision for loan losses	60,929	62,374	62,910

NONINTEREST INCOME
Service charges on deposit accounts	2,422	1,917	1,840
Gain on sale of investment securities, net	2,321	2,289	262
Loss on sale or disposition of fixed assets, net	(408)	(38)	(11)
(Loss) gain on sale of other real estate owned, net	(5)	12	2
Swap termination fee income	1,835	—	—
Gain on sale of loans	199	—	—
Servicing fees and fee income on serviced loans	204	379	593
Interchange fees	1,920	1,414	1,114
Income from bank owned life insurance	1,146	894	703
Change in the fair value of equity securities	214	268	341
Other operating income	2,194	4,961	1,372
Total noninterest income	12,042	12,096	6,216
Income before noninterest expense	72,971	74,470	69,126

NONINTEREST EXPENSE
Depreciation and amortization	4,988	4,570	3,462
Salaries and employee benefits	35,527	33,378	28,643
Occupancy	2,753	2,236	1,837
Data processing	3,112	3,069	2,360
Marketing	275	333	260
Professional fees	1,585	1,519	1,189
Acquisition expense	2,448	1,062	2,090
Other operating expenses	12,374	10,964	8,327
Total noninterest expense	63,062	57,131	48,168
Income before income tax expense	9,909	17,339	20,958
Income tax expense	1,909	3,450	4,119
Net income	$8,000	$13,889	$16,839

EARNINGS PER SHARE
Basic earnings per share	$0.77	$1.27	$1.68
Diluted earnings per share	0.76	1.27	1.66
Cash dividends declared per common share	0.31	0.25	0.23

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the years ended December 31,
	2021	2020	2019
Net income	$8,000	$13,889	$16,839
Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities:
Unrealized (loss) gain, available for sale, net of tax (benefit) expense of ($694), $1,068, and $1,362, respectively	(2,611)	4,017	5,123
Reclassification of realized gain, net of tax expense of $488, $481, and $56, respectively	(1,833)	(1,808)	(206)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0 for all respective periods	(1)	(1)	(1)
Fair value of derivative financial instruments
Change in fair value of interest rate swap designated as a cash flow hedge, net of tax expense (benefit) of $1,396, ($610), and $14, respectively	5,253	(2,294)	51
Reclassification of realized gain, interest rate swap termination, net of tax expense of $385, $0, and $0, respectively	(1,450)	—	—
Total other comprehensive (loss) income	(642)	(86)	4,967
Total comprehensive income	$7,358	$13,803	$21,806

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance, December 31, 2018	$9,484	$130,133	$45,721	$(3,076)	$182,262
Common stock issued in offering, net of direct costs of $1,475	1,290	27,235	—	—	28,525
Common stock issued in acquisition, net of issuance costs	764	17,873	—	—	18,637
Surrendered shares	(11)	(272)	—	—	(283)
Shares repurchased	(360)	(7,966)	—	—	(8,326)
Options exercised	21	266	—	—	287
Dividends declared, $0.23 per share	—	—	(2,362)	—	(2,362)
Stock-based compensation	41	1,389	—	—	1,430
Net income	—	—	16,839	—	16,839
Other comprehensive income, net	—	—	—	4,967	4,967
Balance, December 31, 2019	$11,229	$168,658	$60,198	$1,891	$241,976
Stock issuance costs	—	(57)	—	—	(57)
Surrendered shares	(15)	(299)	—	—	(314)
Shares repurchased	(662)	(10,450)	—	—	(11,112)
Options exercised	3	43	—	—	46
Dividends declared, $0.25 per share	—	—	(2,702)	—	(2,702)
Stock-based compensation	54	1,590	—	—	1,644
Net income	—	—	13,889	—	13,889
Other comprehensive loss, net	—	—	—	(86)	(86)
Balance, December 31, 2020	$10,609	$159,485	$71,385	$1,805	$243,284
Surrendered shares	(19)	(348)	—	—	(367)
Shares repurchased	(359)	(6,566)	—	—	(6,925)
Options exercised	47	685	—	—	732
Dividends declared, $0.31 per share	—	—	(3,225)	—	(3,225)
Stock-based compensation	65	1,676	—	—	1,741
Net income	—	—	8,000	—	8,000
Other comprehensive loss, net	—	—	—	(642)	(642)
Balance, December 31, 2021	$10,343	$154,932	$76,160	$1,163	$242,598

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$8,000	$13,889	$16,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,988	4,570	3,462
Provision for loan losses	22,885	11,160	1,908
Amortization of purchase accounting adjustments	(1,560)	(1,112)	(1,425)
Provision for other real estate owned	—	30	18
Net amortization of securities	3,484	2,825	712
Gain on sale of investment securities, net	(2,321)	(2,289)	(262)
Loss on sale or disposition of fixed assets, net	408	38	11
Loss (gain) on sale of other real estate owned, net	5	(12)	(2)
FHLB stock dividend	(40)	(134)	(336)
Stock-based compensation	1,741	1,644	1,430
Deferred taxes	(547)	(1,388)	153
Net change in value of bank owned life insurance	(1,143)	(894)	(703)
Amortization of subordinated debt issuance costs	92	71	53
Change in the fair value of equity securities	(214)	(268)	(341)
Loans held for sale:
Originations	(10,235)	—	—
Proceeds from sales	9,814	—	—
Gain on sale of loans	(199)	—	—
Net change in:
Accrued interest receivable	2,451	(5,056)	(1,925)
Other assets	(3,086)	(953)	(2,015)
Accrued taxes and other liabilities	(1,042)	(4,372)	990
Net cash provided by operating activities	33,481	17,749	18,567

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	137,803	56,466	65,834
Purchases of securities available for sale	(255,455)	(127,123)	(110,431)
Proceeds from maturities, prepayments and calls of investment securities available for sale	84,729	64,348	39,578
Proceeds from maturities, prepayments and calls of investment securities held to maturity	2,149	1,938	1,623
Proceeds from redemption or sale of equity securities	574	9,283	2,986
Purchases of equity securities	(523)	(6,165)	(7,040)
Net decrease (increase) in loans	86,967	(124,736)	(162,025)
Proceeds from sales of other real estate owned	878	158	5,150
Purchases of other real estate owned	(501)	—	—
Proceeds from insurance claims	—	232	—
Proceeds from sales of fixed assets	194	—	—
Purchases of fixed assets	(3,318)	(7,590)	(7,918)
Purchase of bank owned life insurance	(8,000)	(6,000)	(5,023)
Purchase of other investments	(233)	—	(95)
Proceeds from sales of other investments	—	1,762	—
Distributions from investments	23	93	162
Cash acquired from Mainland Bank	—	—	38,365
Cash acquired from Bank of York, net of cash paid	—	—	35,771
Cash paid for acquisition of PlainsCapital branches, net of cash acquired	—	(10,809)	—
Cash acquired from acquisition of Cheaha Financial Group, net of cash paid	8,112	—	—
Net cash provided by (used in) investing activities	53,399	(148,143)	(103,063)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)

	For the years ended December 31,
	2021	2020	2019
Cash flows from financing activities
Net increase in customer deposits	25,946	143,318	153,403
Net increase (decrease) in repurchase agreements	130	2,658	(9,329)
Net decrease in short-term FHLB advances	(42,000)	(8,000)	(86,400)
Proceeds from long-term FHLB advances	—	—	23,500
Repayment of long-term FHLB advances	—	(3,100)	(12,000)
Cash dividends paid on common stock	(3,090)	(2,686)	(2,167)
Payments to repurchase common stock	(6,925)	(11,112)	(8,326)
Proceeds from common stock offering, net of issuance costs	—	—	28,525
Proceeds from stock options exercised	732	46	287
Proceeds from subordinated debt, net of issuance costs	—	—	24,558
Payments of stock issuance costs	—	(57)	—
Net cash (used in) provided by financing activities	(25,207)	121,067	112,051
Net increase (decrease) in cash and cash equivalents	61,673	(9,327)	27,555
Cash and cash equivalents, beginning of period	35,368	44,695	17,140
Cash and cash equivalents, end of period	$97,041	$35,368	$44,695

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Income taxes	$4,207	$4,336	$4,190
Interest on deposits and borrowings	11,817	20,702	24,396
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfer from loans to other real estate owned	$521	$41	$133
Transfer from bank premises and equipment to other real estate owned	1,850	665	—

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Investar Holding Corporation (the “Company”) is a financial holding company headquartered in Baton Rouge, Louisiana, that provides, through its wholly-owned subsidiary, Investar Bank, National Association (the “Bank”), full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals, and small to medium-sized businesses throughout its markets in south Louisiana, southeast Texas and Alabama.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions, changes in conditions of our borrowers' industries or changes in the condition of individual borrowers. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for loan losses may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

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

See Treatment of Loan Modifications Pursuant to the CARES Act and Interagency Statement in this Note 1 below for further discussion on the accounting treatment for loans.

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

Treatment of Loan Modifications Pursuant to the CARES Act and Interagency Statement

Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted on  March 27, 2020 provides that from the period beginning  March 1, 2020 until the earlier of  December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 pandemic declared by the President of the United States under the National Emergencies Act terminates (the “applicable period”). The Company may elect to suspend GAAP for loan modifications related to the pandemic that would otherwise be categorized as TDRs and suspend any determination of a loan modified as a result of the effects of the pandemic as being a TDR, including impairment for accounting purposes. The suspension is applicable for the term of the loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of  December 31, 2019. The suspension is not applicable to any adverse impact on the credit of a borrower that is not related to the pandemic. The Consolidated Appropriations Act, 2021 (“CAA”) enacted on  December 27, 2020 extended the applicable period to the earlier of  January 1, 2022 or 60 days after the national emergency termination date.

In addition, the Company's banking regulators and other financial regulators, on  March 22, 2020 and revised  April 7, 2020, issued a joint interagency statement titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” that encourages financial institutions to work prudently with borrowers who are or  may be unable to meet their contractual payment obligations due to the effects of the COVID-19 pandemic. Pursuant to the interagency statement, loan modifications that do not meet the conditions of Section 4013 of the CARES Act  may still qualify as a modification that does not need to be accounted for as a TDR. Specifically, the agencies confirmed with the staff of the FASB that short-term modifications made in good faith in response to the pandemic to borrowers who were current prior to any relief are not TDRs under GAAP. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Appropriate allowances for loan and lease losses are expected to be maintained. With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to the pandemic as past due because of the deferral. The interagency statement also states that during short-term pandemic-related loan modifications, these loans generally should not be reported as nonaccrual.

Accordingly, during 2020 and 2021, the Company offered short-term modifications made in response to COVID-19 to qualified borrowers who are current and otherwise not past due. These include short-term modifications of 90 days or less, in the form of deferrals of payment of principal and interest, principal only, or interest only, and fee waivers. In accordance with Section 4013 of the CARES Act and the interagency statement, the Company has not accounted for such loans as TDRs, nor have they been designated as past due or nonaccrual. The Bank ceased offering loan deferrals related to COVID-19 during the fourth quarter of 2021.

Employee Retention Credit

The CARES Act also provided for an Employee Retention Credit (“ERC”), which is a broad based refundable payroll tax credit that incentivized businesses to retain employees on the payroll during the COVID-19 pandemic. The ERC is a credit against certain employment taxes of up to $5,000 per employee for eligible employers based on certain wages paid after March 12, 2020 through December 31, 2020. In 2021, the tax credit increased to up to $7,000 for each quarter, equal to 70% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee per quarter. The ERC terminated effective September 30, 2021. The Company qualified for the ERC based on the significant adverse financial impacts of the COVID-19 pandemic. In the fourth quarter of 2021, Company recorded a $1.9 million reduction to payroll taxes related to the first quarter of 2021, which is included as part of salaries and benefits expense in noninterest expense on the consolidated statements of operations for the year ended  December 31, 2021.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. For loans carried at the lower of cost or fair value, gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan. At  December 31, 2021, there were $0.6 million in loans held for sale, and at  December 31, 2020, there were no loans held for sale.

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

In the ordinary course of business, the Bank enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the consolidated balance sheet. At December 31, 2021 and 2020 the reserve for unfunded loan commitments was $0.7 million and $0.2 million, respectively.

Equity Securities

The Company is a member of the Federal Home Loan Bank (“FHLB”) system. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, is restricted as to redemption, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Equity securities also include investments in our other correspondent banks including Independent Bankers Financial Corporation (“IBFC”) and First National Bankers Bank (“FNBB”) stock. These investments are carried at cost which approximates fair value. The balance of equity securities in our correspondent banks at December 31, 2021 and 2020 was $15.0 million and $14.9 million, respectively.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

In addition, equity securities include marketable securities in corporate stocks and mutual funds and totaled $1.8 million and $1.7 million at December 31, 2021 and 2020, respectively.

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

The Company leases certain branch locations under operating lease agreements. The Company also leases certain office facilities to outside parties under operating lessor agreements; however, such leases are not significant. The Company determines if an arrangement is a lease at inception. Operating leases, with the exception of short-term leases, are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in Bank premises and equipment, net and Accrued taxes and other liabilities, respectively, in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease pre-payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease. When it is reasonably certain that the Company will exercise an option to extend a lease, the extension is included in the lease term when calculating the present value of lease payments.

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

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with FASB ASC Topic 360, Property, Plant, and Equipment. If impaired, the asset is written down to its estimated fair value. No impairment charges have been recognized through December 31, 2021. Core deposit intangibles representing the value of the acquired core deposit base are generally recorded in connection with business combinations involving banks and branch locations. The Company’s policy is to amortize core deposit intangibles over the estimated useful life of the deposit base. The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant revision of the remaining period of amortization. The Company’s core deposit intangibles are currently amortized using the sum-of-the-years-digits basis over 10 to 15 years. See Note 8, Goodwill and Other Intangible Assets, for additional information.

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

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options and warrants) were issued during the period, computed using the treasury stock method.

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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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

Share Repurchases

The Louisiana Business Corporation Act does not include the concept of treasury stock. Rather, shares purchased by the Company constitute authorized but unissued shares. Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law. The Company’s consolidated financial statements as of December 31, 2021, 2020 and 2019 reflect this change. The cost of shares purchased by the Company has been allocated to common stock and surplus balances.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Reclassifications

Certain reclassifications have been made to the 2020 and 2019 financial statements to conform to the 2021 presentation.

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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 2. BUSINESS COMBINATIONS

PlainsCapital

On  February 21, 2020, the Bank completed the acquisition of the Alice and Victoria, Texas branch locations of PlainsCapital Bank (“PlainsCapital”), a wholly-owned subsidiary of Hilltop Holdings Inc., for an aggregate cash consideration of approximately $11.2 million. The acquisition added $48.8 million in total assets, including $45.3 million in loans, and $37.0 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $0.5 million of goodwill. Goodwill resulted from a combination of synergies and cost savings, and further expansion into south Texas with the addition of two branch locations.

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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Cheaha Financial Group, Inc.

On  April 1, 2021, the Company completed the acquisition of Cheaha Financial Group, Inc. (“Cheaha”) and its wholly-owned subsidiary, Cheaha Bank, in Oxford, Alabama for an aggregate cash consideration of approximately $41.1 million. After fair value adjustments, the acquisition added $240.8 million in total assets, including $120.4 million in loans, and $207.0 million in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $11.9 million of goodwill. Goodwill resulted from a combination of synergies and cost savings, and further expansion into Alabama with the addition of four branch locations.

The table below shows the allocation of the consideration paid for Cheaha’s common equity to the acquired identifiable assets and liabilities assumed and the goodwill generated from the transaction (dollars in thousands). The fair values listed below, primarily related to loans and deferred tax assets and liabilities, are subject to refinement for up to one year after the closing date of the acquisition as additional information becomes available.

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

The change in goodwill and other intangibles at December 31, 2021 compared to December 31, 2020 is primarily attributable to the goodwill and core deposit intangibles recorded as a result of the acquisition of Cheaha.

Supplemental Unaudited Pro Forma Information

The following unaudited supplemental pro forma information is presented to show estimated results assuming Cheaha was acquired as of January 1, 2020. These unaudited pro forma results are not necessarily indicative of the operating results that the Company would have achieved had it completed the acquisition as of January 1, 2020 and should not be considered representative of future operating results. The pro forma net income for the year ended December 31, 2021 excludes the tax-affected amount of $2.4 million of acquisition expenses recorded in noninterest expense by the Company and Cheaha.

	Unaudited pro forma for the
	years ended December 31,
(dollars in thousands)	2021	2020
Interest income	$98,223	$104,656
Noninterest income	12,567	13,257
Net income	10,670	17,320

For the year ended  December 31, 2021, Cheaha added approximately $6.0 million, $0.8 million, and $3.6 million to interest income, noninterest income, and net income, respectively.

Acquisition Expense

Acquisition related costs of $2.4 million and $1.1 million are included in acquisition expenses in the accompanying consolidated statements of income for the years ended December 31, 2021 and 2020, respectively. These costs include system conversion and integrating operations charges and legal and consulting expenses.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 3. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Obligations of U.S. government agencies and corporations	$21,143	$152	$(27)	$21,268
Obligations of state and political subdivisions	32,330	468	(213)	32,585
Corporate bonds	27,777	235	(345)	27,667
Residential mortgage-backed securities	200,696	711	(1,503)	199,904
Commercial mortgage-backed securities	74,693	369	(977)	74,085
Total	$356,639	$1,935	$(3,065)	$355,509

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Obligations of U.S. government agencies and corporations	$36,648	$201	$(28)	$36,821
Obligations of state and political subdivisions	21,650	490	(3)	22,137
Corporate bonds	27,583	348	(223)	27,708
Residential mortgage-backed securities	119,934	2,675	(11)	122,598
Commercial mortgage-backed securities	58,098	1,202	(154)	59,146
Total	$263,913	$4,916	$(419)	$268,410

Proceeds from sales of investment securities AFS and gross realized gains and losses are summarized below for the periods presented (dollars in thousands).

	Twelve months ended December 31,
	2021	2020	2019
Proceeds from sales	$137,803	$56,466	$65,834
Gross gains	$2,323	$2,300	$608
Gross losses	$(2)	$(11)	$(346)

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Obligations of state and political subdivisions	$6,910	$367	$—	$7,277
Residential mortgage-backed securities	3,345	105	—	3,450
Total	$10,255	$472	$—	$10,727

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Obligations of state and political subdivisions	$8,225	$12	$—	$8,237
Residential mortgage-backed securities	4,209	203	—	4,412
Total	$12,434	$215	$—	$12,649

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of December 31, 2021 or December 31, 2020.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The number of AFS securities, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (amounts in thousands, except number of securities). There were no HTM securities in a continuous loss position as of December 31, 2021 or December 31, 2020.

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
December 31, 2021	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government agencies and corporations	8	$1,438	$(25)	$668	$(2)	$2,106	$(27)
Obligations of state and political subdivisions	12	10,803	(213)	—	—	10,803	(213)
Corporate bonds	22	10,197	(254)	2,409	(91)	12,606	(345)
Residential mortgage-backed securities	150	156,862	(1,503)	—	—	156,862	(1,503)
Commercial mortgage-backed securities	64	44,055	(941)	6,284	(36)	50,339	(977)
Total	256	$223,355	$(2,936)	$9,361	$(129)	$232,716	$(3,065)

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
December 31, 2020	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government agencies and corporations	12	$9,080	$(19)	$4,043	$(9)	$13,123	$(28)
Obligations of state and political subdivisions	4	505	(3)	204	—	709	(3)
Corporate bonds	22	6,970	(133)	2,559	(90)	9,529	(223)
Residential mortgage-backed securities	6	11,070	(11)	—	—	11,070	(11)
Commercial mortgage-backed securities	26	6,921	(57)	7,965	(97)	14,886	(154)
Total	70	$34,546	$(223)	$14,771	$(196)	$49,317	$(419)

Unrealized losses are generally due to changes in interest rates. Beginning in the first quarter of 2020, the COVID-19 pandemic has led to ongoing disruption and volatility in the capital markets, causing fluctuations of fair values across asset classes. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. Due to the nature of the investment, current market prices, and the current interest rate environment, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2021 and 2020.

The amortized cost and approximate fair value of investment debt securities, by contractual maturity, are shown below as of the dates presented (dollars in thousands). Actual maturities may differ from contractual maturities due to mortgage-backed securities whereby borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain callable bonds whereby the issuer has the option to call the bonds prior to contractual maturity.

	Securities Available For Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2021	Cost	Value	Cost	Value
Due within one year	$726	$726	$870	$902
Due after one year through five years	14,189	14,327	1,875	2,018
Due after five years through ten years	51,988	52,376	4,165	4,356
Due after ten years	289,736	288,080	3,345	3,451
Total debt securities	$356,639	$355,509	$10,255	$10,727

	Securities Available For Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2020	Cost	Value	Cost	Value
Due within one year	$1,669	$1,691	$830	$832
Due after one year through five years	12,937	13,014	2,745	2,751
Due after five years through ten years	64,159	64,865	4,650	4,654
Due after ten years	185,148	188,840	4,209	4,412
Total debt securities	$263,913	$268,410	$12,434	$12,649

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

At December 31, 2021, securities with a carrying value of $118.2 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $84.6 million in pledged securities at December 31, 2020.

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company’s loan portfolio, excluding loans held for sale, consists of the following categories of loans as of the dates presented (dollars in thousands).

	December 31,
	2021	2020
Construction and development	$203,204	$206,011
1-4 Family	364,307	339,525
Multifamily	59,570	60,724
Farmland	20,128	26,547
Commercial real estate	896,377	812,395
Total mortgage loans on real estate	1,543,586	1,445,202
Commercial and industrial	310,831	394,497
Consumer	17,595	20,619
Total loans	$1,872,012	$1,860,318

Unamortized premiums and discounts on loans, included in the total loans balances above, were $1.9 million and 1.8 million at December 31, 2021 and 2020, respectively. Unearned income, or deferred fees, on loans was $1.8 million and $3.2 million at December 31, 2021 and 2020, respectively and is also included in the total loans balances in the table above.

In the second quarter of 2020, the Bank began participating as a lender in the Small Business Administration’s (“SBA”) and U.S. Department of Treasury’s Paycheck Protection Program (“PPP”) as established by the CARES Act and enhanced by the Paycheck Protection Program and Health Care Enhancement Act and the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The PPP was established to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% with deferred payments, and if originated before  June 5, 2020, mature two years from origination, or if made on or after  June 5, 2020, five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount. In  July 2020, the CARES Act was amended to extend the SBA’s authority to make commitments under the PPP, which had previously expired on  June 30, 2020. The PPP resumed taking applications on  July 6, 2020, and the new deadline to apply for a PPP loan ended on  August 8, 2020. On  December 27, 2020, the CAA, a $900 billion aid package, was enacted that renewed the PPP and allocated additional funding for new first time PPP loans under the original PPP and also authorized second draw PPP loans for certain eligible borrowers that had previously received a PPP loan. The application period for the renewed PPP lasted from  January 1, 2021 to  May 31, 2021. At  December 31, 2021 and 2020, respectively, the Company’s loan portfolio included PPP loans with balances of $23.3 million and $94.5 million, respectively, all of which are included in commercial and industrial loans.

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

The tables below provide an analysis of the aging of loans, excluding loans held for sale, as of the dates presented (dollars in thousands).

	December 31, 2021
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$202,850	$55	$11	$—	$288	$354	$—	$203,204
1-4 Family	360,434	1,933	182	—	1,410	3,525	348	364,307
Multifamily	59,570	—	—	—	—	—	—	59,570
Farmland	18,348	—	—	—	79	79	1,701	20,128
Commercial real estate	881,575	170	86	—	13,910	14,166	636	896,377
Total mortgage loans on real estate	1,522,777	2,158	279	—	15,687	18,124	2,685	1,543,586
Commercial and industrial	295,323	4,044	57	53	11,354	15,508	—	310,831
Consumer	17,238	89	18	—	186	293	64	17,595
Total loans	$1,835,338	$6,291	$354	$53	$27,227	$33,925	$2,749	$1,872,012

	December 31, 2020
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$205,002	$488	$—	$—	$521	$1,009	$—	$206,011
1-4 Family	335,710	1,085	734	—	1,615	3,434	381	339,525
Multifamily	60,724	—	—	—	—	—	—	60,724
Farmland	24,333	297	—	216	—	513	1,701	26,547
Commercial real estate	807,243	1,472	118	—	1,771	3,361	1,791	812,395
Total mortgage loans on real estate	1,433,012	3,342	852	216	3,907	8,317	3,873	1,445,202
Commercial and industrial	386,607	359	273	105	6,907	7,644	246	394,497
Consumer	20,135	79	21	—	346	446	38	20,619
Total loans	$1,839,754	$3,780	$1,146	$321	$11,160	$16,407	$4,157	$1,860,318

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

Concentrations of Credit

Substantially all of the Company’s loans and commitments have been granted to customers in the Company’s market areas in south Louisiana, southeast Texas and Alabama. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The tables below present a summary of the Company’s loan portfolio, excluding loans held for sale, by category and credit quality indicator as of the dates presented (dollars in thousands).

	December 31, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total
Construction and development	$200,788	$818	$1,598	$—	$203,204
1-4 Family	358,062	38	6,207	—	364,307
Multifamily	59,113	—	457	—	59,570
Farmland	18,348	—	1,780	—	20,128
Commercial real estate	872,951	3,891	19,535	—	896,377
Total mortgage loans on real estate	1,509,262	4,747	29,577	—	1,543,586
Commercial and industrial	290,677	2,523	16,941	690	310,831
Consumer	17,269	19	307	—	17,595
Total loans	$1,817,208	$7,289	$46,825	$690	$1,872,012

	December 31, 2020
		Special
	Pass	Mention	Substandard	Doubtful	Total
Construction and development	$198,139	$7,352	$520	$—	$206,011
1-4 Family	337,829	—	1,696	—	339,525
Multifamily	60,724	—	—	—	60,724
Farmland	24,846	—	1,701	—	26,547
Commercial real estate	801,244	4,729	6,422	—	812,395
Total mortgage loans on real estate	1,422,782	12,081	10,339	—	1,445,202
Commercial and industrial	379,451	4,794	9,343	909	394,497
Consumer	20,235	—	384	—	20,619
Total loans	$1,822,468	$16,875	$20,066	$909	$1,860,318

The Company had no loans that were classified as loss at December 31, 2021 or 2020.

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balances of the participations and whole loans sold were $33.0 million and $53.5 million as of December 31, 2021 and 2020, respectively. The unpaid principal balances of these loans were approximately $91.9 million and $154.0 million at December 31, 2021 and 2020, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal shareholders, directors and their immediate family members, as well as to companies in which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $97.6 million and $96.4 million as of December 31, 2021 and December 31, 2020, respectively.

The table below shows the aggregate principal balance of loans to such related parties for the years ended December 31, 2021 and 2020 (dollars in thousands).

	December 31,
	2021	2020
Balance, beginning of period	$96,390	$98,093
New loans/changes in relationship	26,475	12,443
Repayments/changes in relationship	(25,259)	(14,146)
Balance, end of period	$97,606	$96,390

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Loans Acquired with Deteriorated Credit Quality

The Company accounts for certain loans acquired as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments.

There were no changes in the accretable yield on acquired impaired loans for the years ended December 31, 2021 and 2020.

Allowance for Loan Losses

The table below shows a summary of the activity in the allowance for loan losses for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands).

	December 31,
	2021	2020	2019
Balance, beginning of period	$20,363	$10,700	$9,454
Provision for loan losses	22,885	11,160	1,908
Loans charged-off	(22,636)	(1,754)	(800)
Recoveries	247	257	138
Balance, end of period	$20,859	$20,363	$10,700

For the year ended  December 31, 2021, the provision for loan losses includes a $21.6 million impairment recorded for one of the Company’s loan relationships as a result of Hurricane Ida. The corresponding loan balances in the same amount were then charged off.

The following tables outline the activity in the allowance for loan losses by collateral type for the years ended December 31, 2021, 2020 and 2019, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of December 31, 2021, 2020 and 2019 (dollars in thousands).

	December 31, 2021
	Construction &				Commercial	Commercial &
	Development	1-4 Family	Multifamily	Farmland	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,375	$3,370	$589	$435	$8,496	$4,558	$540	$20,363
Charge-offs	(283)	(188)	—	(13)	(10,280)	(11,713)	(159)	(22,636)
Recoveries	36	32	—	—	6	72	101	247
Provision	219	123	84	(39)	11,132	11,494	(128)	22,885
Ending balance	$2,347	$3,337	$673	$383	$9,354	$4,411	$354	$20,859
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	468	96	564
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	210	—	—	—	210
Ending allowance balance for loans collectively evaluated for impairment	2,347	3,337	673	173	9,354	3,943	258	20,085
Loans receivable:
Balance of loans individually evaluated for impairment	529	1,995	—	79	16,685	13,321	182	32,791
Balance of loans acquired with deteriorated credit quality	—	348	—	1,701	636	—	64	2,749
Balance of loans collectively evaluated for impairment	202,675	361,964	59,570	18,348	879,056	297,510	17,349	1,836,472
Total period-end balance	$203,204	$364,307	$59,570	$20,128	$896,377	$310,831	$17,595	$1,872,012

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	December 31, 2020
	Construction &				Commercial	Commercial &
	Development	1-4 Family	Multifamily	Farmland	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,201	$1,490	$387	$101	$4,424	$2,609	$488	$10,700
Charge-offs	—	(173)	—	—	(51)	(1,195)	(335)	(1,754)
Recoveries	47	74	—	—	8	50	78	257
Provision	1,127	1,979	202	334	4,115	3,094	309	11,160
Ending balance	$2,375	$3,370	$589	$435	$8,496	$4,558	$540	$20,363
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	80	130	210
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	210	—	—	—	210
Ending allowance balance for loans collectively evaluated for impairment	2,375	3,370	589	225	8,496	4,478	410	19,943
Loans receivable:
Balance of loans individually evaluated for impairment	782	2,280	—	—	6,666	9,102	347	19,177
Balance of loans acquired with deteriorated credit quality	—	381	—	1,701	1,791	246	38	4,157
Balance of loans collectively evaluated for impairment	205,229	336,864	60,724	24,846	803,938	385,149	20,234	1,836,984
Total period-end balance	$206,011	$339,525	$60,724	$26,547	$812,395	$394,497	$20,619	$1,860,318

	December 31, 2019
	Construction &				Commercial	Commercial &
	Development	1-4 Family	Multifamily	Farmland	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,038	$1,465	$331	$81	$4,182	$1,641	$716	$9,454
Charge-offs	(51)	(62)	—	—	(24)	(252)	(411)	(800)
Recoveries	27	27	—	—	1	26	57	138
Provision	187	60	56	20	265	1,194	126	1,908
Ending balance	$1,201	$1,490	$387	$101	$4,424	$2,609	$488	$10,700
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	—	141	141
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	1,201	1,490	387	101	4,424	2,609	347	10,559
Loans receivable:
Balance of loans individually evaluated for impairment	247	1,662	—	—	47	93	498	2,547
Balance of loans acquired with deteriorated credit quality	—	445	—	2,264	1,632	13	38	4,392
Balance of loans collectively evaluated for impairment	197,550	319,382	60,617	25,516	729,381	323,680	28,910	1,685,036
Total period-end balance	$197,797	$321,489	$60,617	$27,780	$731,060	$323,786	$29,446	$1,691,975

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Impaired Loans

The Company considers a loan to be impaired when, based on current information and events, the Company determines that it is probable that it will not be able to collect all amounts due according to the loan agreement, including scheduled interest payments. Determination of impairment is treated the same across all classes of loans. When the Company identifies a loan as impaired, it measures the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loans is the operation or liquidation of the collateral. In these cases when foreclosure is probable, the Company uses the current fair value of the collateral, less selling costs, instead of discounted cash flows. If the Company determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs, and unamortized premium or discount), the Company recognizes impairment through an allowance estimate or a charge-off to the allowance.

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

	As of and for the year ended December 31, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction and development	$529	$812	$—	$731	$17
1-4 Family	1,995	2,081	—	1,965	30
Farmland	79	81	—	193	—
Commercial real estate	16,685	27,139	—	10,790	181
Total mortgage loans on real estate	19,288	30,113	—	13,679	228
Commercial and industrial	9,395	10,941	—	9,166	152
Consumer	55	69	—	96	—
Total	28,738	41,123	—	22,941	380

With related allowance recorded:
Commercial and industrial	3,926	9,618	468	1,311	24
Consumer	127	164	96	146	—
Total	4,053	9,782	564	1,457	24

Total loans:
Construction and development	529	812	—	731	17
1-4 Family	1,995	2,081	—	1,965	30
Farmland	79	81	—	193	—
Commercial real estate	16,685	27,139	—	10,790	181
Total mortgage loans on real estate	19,288	30,113	—	13,679	228
Commercial and industrial	13,321	20,559	468	10,477	176
Consumer	182	233	96	242	—
Total	$32,791	$50,905	$564	$24,398	$404

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	As of and for the year ended December 31, 2020
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction and development	$782	$800	$—	$887	$13
1-4 Family	2,280	2,353	—	2,172	26
Commercial real estate	6,666	6,721	—	3,456	126
Total mortgage loans on real estate	9,728	9,874	—	6,515	165
Commercial and industrial	8,841	9,953	—	4,614	31
Consumer	126	143	—	227	1
Total	18,695	19,970	—	11,356	197

With related allowance recorded:
Commercial and industrial	261	260	80	22	—
Consumer	221	265	130	256	1
Total	482	525	210	278	1

Total loans:
Construction and development	782	800	—	887	13
1-4 Family	2,280	2,353	—	2,172	26
Commercial real estate	6,666	6,721	—	3,456	126
Total mortgage loans on real estate	9,728	9,874	—	6,515	165
Commercial and industrial	9,102	10,213	80	4,636	31
Consumer	347	408	130	483	2
Total	$19,177	$20,495	$210	$11,634	$198

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	As of and for the year ended December 31, 2019
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction and development	$247	$269	$—	$328	$14
1-4 Family	1,662	1,745	—	1,507	32
Multifamily	—	—	—	36	—
Commercial real estate	47	50	—	700	7
Total mortgage loans on real estate	1,956	2,064	—	2,571	53
Commercial and industrial	93	96	—	33	—
Consumer	188	205	—	328	—
Total	2,237	2,365	—	2,932	53

With related allowance recorded:
Consumer	310	347	141	324	—
Total	310	347	141	324	—

Total loans:
Construction and development	247	269	—	328	14
1-4 Family	1,662	1,745	—	1,507	32
Multifamily	—	—	—	36	—
Commercial real estate	47	50	—	700	7
Total mortgage loans on real estate	1,956	2,064	—	2,571	53
Commercial and industrial	93	96	—	33	—
Consumer	498	552	141	652	—
Total	$2,547	$2,712	$141	$3,256	$53

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

Loans classified as TDRs consisted of 29 credits, totaling approximately $10.5 million at December 31, 2021, compared to 34 credits, totaling approximately $14.7 million at December 31, 2020. Eleven of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, eight of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, six restructured loans were considered TDRs due to principal payment forbearance paying interest only for a specified period of time, two of the restructured loans were considered TDRs due to principal and interest payment forbearance, and two restructured loans were considered TDRs due to a reduction in principal payments on a modified payment schedule. At December 31, 2021 and 2020, none of the TDRs were in default of their modified terms and included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.

At December 31, 2021 and 2020, there were no available balances on loans classified as TDRs that the Company was committed to lend.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The table below presents the TDR pre- and post-modification outstanding recorded investments by loan categories for loans modified during the years ended December 31, 2021 and 2020 (amounts in thousands, except number of loans).

	December 31, 2021			December 31, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled debt restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Construction and development	—	$—	$—	1	$64	$64
Commercial real estate	1	28	28	8	5,833	5,833
Commercial and industrial	3	586	586	9	7,729	7,729
		$614	$614		$13,626	$13,626

There were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the year ended December 31, 2021.

The following is a summary of accruing and nonaccrual TDRs and the related loan losses by portfolio type as of the dates presented (dollars in thousands).

	TDRs
				Related
	Accruing	Nonaccrual	Total	Allowance
December 31, 2021
Construction and development	$242	$—	$242	$—
1-4 Family	585	145	730	—
Commercial real estate	2,775	915	3,690	—
Commercial and industrial	1,976	3,885	5,861	—
Total	$5,578	$4,945	$10,523	$—

December 31, 2020
Construction and development	$262	$—	$262	$—
1-4 Family	665	161	826	—
Commercial real estate	4,895	938	5,833	—
Commercial and industrial	2,195	5,534	7,729	—
Total	$8,017	$6,633	$14,650	$—

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The table below includes the average recorded investment and interest income recognized for TDRs for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands).

	TDRs
	Average Recorded Investment	Interest Income Recognized
December 31, 2021
Construction and development	$251	$17
1-4 Family	775	28
Commercial real estate	5,358	174
Commercial and industrial	6,698	149
Total	$13,082	$368

December 31, 2020
Construction and development	$438	$14
1-4 Family	936	35
Commercial real estate	2,778	126
Commercial and industrial	1,075	53
Total	$5,227	$228

December 31, 2019
Construction and development	$515	$14
1-4 Family	1,014	51
Commercial real estate	264	7
Commercial and industrial	2	—
Total	$1,795	$72

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 5. OTHER REAL ESTATE OWNED

The table below shows the activity in other real estate owned for the years ended December 31, 2021 and 2020 (dollars in thousands).

	Year ended	Year ended
	December 31, 2021	December 31, 2020
Balance, beginning of period	$663	$133
Additions	1,023	41
Transfers from bank premises and equipment	1,850	665
Sales of other real estate owned	(883)	(146)
Write-downs	—	(30)
Balance, end of period	$2,653	$663

For the years ended December 31, 2021 and 2020, additions to other real estate owned of $53,000 and $41,000, respectively, were related to acquired loans. After the closures of two branch locations in 2021 and one branch location in 2020, the land and buildings were transferred from bank premises and equipment to other real estate owned as the Company does not intend to use the properties for banking operations. At December 31, 2021 and 2020, approximately $1.3 million and $1.7 million, respectively, of loans secured by real estate were in the process of foreclosure.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 6. BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following as of the dates indicated (dollars in thousands).

	December 31,
	2021	2020
Land	$15,319	$13,530
Buildings and improvements	41,962	37,947
Furniture and equipment	13,792	13,196
Software	2,319	1,990
Construction-in-progress	483	1,619
Right-of-use asset	3,354	3,851
Less: Accumulated depreciation and amortization	(19,149)	(15,830)
Bank premises and equipment, net	$58,080	$56,303

Depreciation and amortization related to bank premises and equipment charged to noninterest expense was approximately $4.0 million, $3.6 million and $2.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. During the year ended December 31, 2021, the Bank closed two branch locations and reclassified the related land and buildings, totaling $1.9 million, from bank premises and equipment to other real estate owned, at which point the Bank recognized a $0.4 million loss on the disposition of fixed assets.

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

Quantitative information regarding the Company’s operating leases is presented below as of and for the years ended December 31, 2021 and 2020 (dollars in thousands).

	December 31,
	2021	2020
Total operating lease cost	$610	$599
Weighted average remaining lease term (in years)	7.8	8.6
Weighted average discount rate	2.8%	2.8%

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

As of December 31, 2021, the Company’s lease ROU assets and related lease liabilities were $3.4 million and $3.5 million, respectively, and have remaining terms ranging from 2 to 10 years, including extension options if the Company is reasonably certain they will be exercised.

Future minimum lease payments due under non-cancelable operating leases at December 31, 2021 are presented below (dollars in thousands).

2022	$598
2023	595
2024	515
2025	476
2026	339
Thereafter	1,354
Total	$3,877

At December 31, 2021, the Company had not entered into any material leases that have not yet commenced.

On May 29, 2020, the Bank purchased the first floor of its corporate headquarters building, which is currently occupied by multiple tenants. The Bank assumed the existing leases, all of which are operating leases. The Bank, as lessor, recognized rental income of $0.3 million and $0.2 million for the years ended  December 31, 2021 and 2020, respectively.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of goodwill, core deposit intangible assets arising from acquisitions, and a trademark intangible. At December 31, 2021 and 2020, goodwill and other intangible assets totaled $44.0 million and $32.2 million, respectively, and included no accumulated impairment losses.

Additions and adjustments to goodwill were recorded during the years ended December 31, 2021 and 2020 as a result of the acquisitions discussed in Note 2, Business Combinations. The carrying amount of goodwill at December 31, 2021 and 2020 was $40.1 million and $28.1 million, respectively. The trademark intangible had a carrying value of $0.1 million at December 31, 2021 and 2020.

In accordance with ASC 350, Intangibles-Goodwill and Other, the Company reviews the carrying value of indefinite-lived intangible assets at least annually, or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing on October 31, 2021 and determined that there was no impairment to its goodwill or trademark intangible asset.

Core deposit intangibles have finite lives and are being amortized over their estimated useful lives, which range from 10 to 15 years. The table below shows a summary of the core deposit intangible assets as of the dates presented (dollars in thousands).

	December 31,
Core deposit intangibles	2021	2020
Gross carrying amount	$7,486	$6,637
Accumulated amortization	(3,638)	(2,649)
Net carrying amount	$3,848	$3,988

Amortization expense for the core deposit intangible assets recorded in depreciation and amortization totaled approximately $1.0 million, $1.0 million, and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The future amortization schedule for the Company’s core deposit intangible assets is displayed in the table below. The weighted average amortization period remaining for core deposit intangibles is 7.0 years.

(dollars in thousands)
2022	$887
2023	761
2024	643
2025	528
2026	411
Thereafter	618
$3,848

NOTE 9. DEPOSITS

Deposits consisted of the following as of the dates presented (dollars in thousands).

	December 31,
	2021	2020
Noninterest-bearing demand deposits	$585,465	$448,230
Interest-bearing demand deposits	650,868	496,745
Brokered deposits	—	80,017
Money market deposit accounts	255,501	186,307
Savings accounts	180,837	141,134
Time deposits	447,595	535,391
Total deposits	$2,120,266	$1,887,824

The table below summarizes outstanding time deposits as of the dates indicated (dollars in thousands).

	December 31,
	2021	2020
$0 to $99,999	$151,963	$161,957
$100,000 to $249,999	203,922	274,470
$250,000 and above	91,710	98,964
	$447,595	$535,391

The contractual maturities of time deposits of $100,000 or more outstanding are summarized in the table below as of the dates presented (dollars in thousands).

	December 31,
	2021	2020
Time remaining until maturity:
Three months or less	$71,728	$80,605
Over three through six months	52,784	75,974
Over six through twelve months	97,370	111,879
Over one year through three years	63,453	94,178
Over three years	10,297	10,798
	$295,632	$373,434

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The approximate scheduled maturities of time deposits for each of the next five years are shown below (dollars in thousands).

2022	$337,386
2023	71,806
2024	23,276
2025	12,106
2026	3,021
$447,595

Public fund deposits as of December 31, 2021 and 2020 totaled approximately $117.8 million and $86.6 million, respectively. The funds were secured by securities with a fair value of approximately $107.2 million and $72.7 million as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, total deposits outstanding to executive officers, principal shareholders, directors and to companies in which they are principal owners amounted to approximately $49.4 million and $38.8 million, respectively.

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

Repurchase agreements mature on a daily basis. The total balance of repurchase agreements was $5.8 million and $5.7 million at December 31, 2021 and December 31, 2020, respectively. These funds were secured by investment securities with fair values of approximately $11.0 million and $6.3 million at December 31, 2021 and December 31, 2020, respectively. The interest rate paid for repurchase agreements is tiered, based on balance, and is indexed to the federal funds rate. The weighted average interest rate on repurchase agreements was 0.15% and 0.20% at December 31, 2021 and December 31, 2020, respectively. The weighted average rate paid for repurchase agreements during the years ended December 31, 2021, 2020 and 2019 was 0.21%, 0.30% and 1.32%, respectively.

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

The carrying value of subordinated debt was $43.0 million and $42.9 million at December 31, 2021 and 2020, respectively. The subordinated debt securities were recorded net of issuance costs of $0.6 million and $0.7 million at December 31, 2021 and 2020, respectively, which are being amortized using the straight-line method over the lives of the respective securities.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 12. OTHER BORROWED FUNDS

Federal Home Loan Bank Advances

FHLB advances and weighted average interest rates at the end of the period by contractual maturity are summarized as of the dates presented (dollars in thousands).

	Amount		Weighted Average Rate
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Fixed rate advances maturing:
2021	$—	$42,000	—%	0.11%
2024	23,500	23,500	1.81	1.81
2028	25,000	25,000	1.77	1.77
2033	30,000	30,000	1.88	1.88
	$78,500	$120,500	1.82%	1.23%

As of December 31, 2021, these advances are collateralized by approximately $932.4 million of the Company’s loan portfolio and $1.3 million of the Company’s investment securities in accordance with the Advance Security and Collateral Agreement with the FHLB. As of December 31, 2021, the Company had an additional $845.9 million available under its line of credit with the FHLB.

At December 31, 2021 and 2020, the FHLB advances contractually maturing in 2028 and 2033 are fixed rate, nonamortizing puttable advances. Under the terms of these advances, the Bank sells the FHLB options to terminate the fixed rate advances at specified points in time prior to the stated maturity dates. The FHLB may terminate the advances on quarterly option exercise dates until maturity.

Lines of Credit

In addition, the Company has outstanding unsecured lines of credit with its correspondent banks available to assist in the management of short-term liquidity. Any balances drawn on these lines of credit mature daily. At December 31, 2021 and 2020, the available balance on the unsecured lines of credit totaled approximately $60.0 million, with no outstanding balance reflected on the consolidated balance sheets.

Junior Subordinated Debt

The following table provides a summary of the Company’s junior subordinated debentures (dollars in thousands).

	Face Value	Carrying Value	Maturity Date	Variable Interest Rate	Interest Rate at December 31, 2021
First Community Louisiana Statutory Trust I	$3,609	$3,609	June 2036	3-month LIBOR + 1.77%	1.97%
BOJ Bancshares Statutory Trust I	3,093	2,392	December 2034	3-month LIBOR + 1.90%	2.10%
Cheaha Statutory Trust I	3,093	2,383	September 2035	3-month LIBOR + 1.70%	1.90%
	$9,795	$8,384

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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

As part of the purchase accounting adjustments made with the BOJ Bancshares Inc. acquisition on December 1, 2017, and with the Cheaha Financial Group, Inc. acquisition on April 1, 2021, the Company adjusted the carrying value of the junior subordinated debentures to fair value as of the respective acquisition date. The discounts on the debentures will continue to be amortized through maturity and recognized as a component of interest expense.

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

The debentures are included on the consolidated balance sheets as liabilities; however, for regulatory purposes, the carrying values of these obligations are eligible for inclusion in Tier I regulatory capital, subject to certain limitations. The total carrying values of $8.4 million and $5.9 million were allowed in the calculation of Tier I regulatory capital at  December 31, 2021 and 2020, respectively.

NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its liability management, the Company utilizes pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 7.6 years. At  December 31, 2021, the Company had no current interest rate swap agreements compared to current interest rate swap agreements with a total notional amount of $80.0 million at  December 31, 2020, and forward starting interest rate swap agreements with a total notional amount $115.0 million compared to $140.0 million at  December 31, 2020, all of which were designated as cash flow hedges. The interest rate swaps were determined to be fully effective during the periods presented, and therefore no amount of ineffectiveness has been included in net income. The derivative contracts are between the Company and two counterparties. To mitigate credit risk, securities are pledged to the Company by the counterparties in an amount greater than or equal to the gain position of the derivative contracts. Conversely, securities are pledged to the counterparties by the Company in an amount greater than or equal to the loss position of the derivative contracts, if applicable.

In September 2021, the Company voluntarily terminated interest rate swaps with a total notional amount of $150.0 million in response to market conditions and as a result of excess liquidity. Unrealized gains of $1.4 million, net of tax expense of $0.4 million, were reclassified from “Accumulated other comprehensive income” as of  December 31, 2021 and recorded as “Swap termination fee income” of $1.8 million in noninterest income in the accompanying consolidated statement of income for the year ended  December 31, 2021.

For the year ended December 31, 2021, a gain of $5.3 million, net of a $1.4 million tax expense, was recognized in “Other comprehensive (loss) income” (“OCI”) in the accompanying consolidated statements of comprehensive income for the change in fair value of the interest rate swap contracts. For the years ended December 31, 2020 and December 31, 2019, a loss of $2.3 million, net of a $0.6 million tax benefit, and a gain of $51,000, net of a $14,000 tax expense, respectively, was recognized in OCI in the accompanying consolidated statements of comprehensive income for the change in fair value of the interest rate swap contracts.

The fair value of the swap contracts consisted of gross assets of $2.6 million and gross liabilities of $29,000, netting to a fair value of $2.6 million recorded in “Other assets” in the accompanying consolidated balance sheet at December 31, 2021. The fair value of the swap contracts consisted of gross liabilities of $2.8 million and gross assets of $0.6 million, netting to a fair value of $2.2 million recorded in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheet at  December 31, 2020. The accumulated gain of $2.1 million included in “Accumulated other comprehensive income” in the accompanying consolidated balance sheet as of  December 31, 2021 would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contracts.

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”). The Company did not recognize any gains or losses in other operating income resulting from fair value adjustments during the years ended December 31, 2021, 2020 and 2019.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 14. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Articles of Incorporation give the Company’s board of directors the authority to issue up to 5,000,000 shares of preferred stock. At December 31, 2021, there were no preferred shares outstanding. The preferred shares are considered “blank check” preferred stock. This type of preferred stock allows the board of directors to fix the designations, preferences and relative, participating, optional or other special rights, and qualifications and limitations or restrictions of any series of preferred stock without further shareholder approval.

Common Stock

The Company’s Articles of Incorporation give the Company’s board of directors the authority to issue up to 40,000,000 shares of common stock. At December 31, 2021, there were 10,343,494 common shares outstanding compared to 10,608,869 and 11,228,775 at December 31, 2020 and 2019, respectively.

In addition, the Company repurchased 359,138, 661,504, and 359,906 shares of its common stock through its stock repurchase program at an average price of $19.24, $16.75, and $23.09 per share during the years ended  December 31, 2021, 2020 and 2019, respectively.

Dividend Restrictions. In the ordinary course of business, the Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Banking regulations may limit the amount of dividends that may be paid to the Company. Approval by regulatory authorities is required if the effect of the dividend would cause the regulatory capital of the Bank to fall below specified minimum levels. Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years. Further, a national bank may not pay a dividend in excess of its undivided profits.

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

Under the terms of the Company’s 5.125% Fixed-to-Floating Rate Subordinated Notes due 2029, the Company may not pay a dividend if either the parent company or the Bank, both immediately prior to the declaration of the dividend and after giving effect to the payment of the dividend, would not maintain regulatory capital ratios that are at “well capitalized” levels for regulatory purposes (but with respect to the parent company, only if it is required to measure and report such ratios on a consolidated basis under applicable law). The Company is also prohibited from paying dividends upon and during the continuance of any Event of Default under such notes.

These restrictions do not, and are not expected in the future to, materially limit the Company’s ability to pay dividends to its shareholders in an amount consistent with the Company’s history of paying dividends.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Income (Loss)

Activity within the balances in accumulated other comprehensive income (loss), net is shown in the tables below (dollars in thousands).

	For the years ended December 31,
	2021			2020			2019
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain (loss), available for sale, net	$7,493	$(2,611)	$4,882	$3,476	$4,017	$7,493	$(1,647)	$5,123	$3,476
Reclassification of realized gain, net	(3,939)	(1,833)	(5,772)	(2,131)	(1,808)	(3,939)	(1,925)	(206)	(2,131)
Unrealized gain (loss), transfer from available for sale to held to maturity, net	3	(1)	2	4	(1)	3	5	(1)	4
Change in fair value of interest rate swap designated as a cash flow hedge, net	(1,752)	5,253	3,501	542	(2,294)	(1,752)	491	51	542
Reclassification of realized gain on interest rate swap termination, net	—	(1,450)	(1,450)	—	—	—	—	—	—
Accumulated other comprehensive income (loss)	$1,805	$(642)	$1,163	$1,891	$(86)	$1,805	$(3,076)	$4,967	$1,891

NOTE 15. STOCK-BASED COMPENSATION

Equity Incentive Plan. The Company’s Amended and Restated 2017 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity awards, such as restricted stock, restricted stock units, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. The Plan has reserved a total of 1,200,000 shares of common stock, 600,000 of which were authorized in 2021, for issuance to eligible participants pursuant to equity awards under the Plan. The Plan is administered by the Compensation Committee of the Company’s board of directors, which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, equity awards will be granted. The Compensation Committee, in its discretion, may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee may approve the terms of equity awards to the Company’s executive officers and directors. At December 31, 2021, approximately 723,762 shares remain available for grant.

Stock Options

During the years ended December 31, 2021, 2020 and 2019, the Company granted 38,450, 58,993, and 36,984 stock options, respectively, to key personnel that vest in one-fifth increments on each of the first five anniversaries of the grant date.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The table below summarizes the Company’s stock option activity for the periods indicated.

Stock Options
	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2018	340,646	$15.98	6.49
Granted	36,984	24.40
Forfeited	—	—
Exercised	(20,416)	14.06
Outstanding at December 31, 2019	357,214	16.96	5.93
Granted	58,993	16.96
Forfeited	(4,585)	21.36
Exercised	(3,334)	14.00
Outstanding at December 31, 2020	408,288	17.66	5.57
Granted	38,450	20.72
Forfeited	(30,869)	19.56
Exercised	(47,388)	15.44
Outstanding at December 31, 2021	368,481	18.10	5.05
Exercisable at December 31, 2021	262,392	$16.55	3.96

The aggregate intrinsic value of stock options is calculated as the aggregate difference between the exercise price of the stock options and the fair market value of the Company’s common stock for those stock options having an exercise price lower than the fair market value of the Company’s common stock. At December 31, 2021, the shares underlying outstanding and exercisable stock options had an intrinsic value of $0.8 million.

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards. The Black-Scholes option pricing model incorporates various subjective assumptions, including expected term and expected volatility. Stock option expense in the accompanying consolidated statements of income for the years ended  December 31, 2021, 2020 and 2019 was $0.2 million, $0.2 million and $0.3 million, respectively. At December 31, 2021, there was $0.3 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted average period of 2.5 years.

The table below shows the assumptions used for the stock options granted during the years ended December 31, 2021 and 2020.

	2021	2020
Dividend yield	1.35%	1.12%
Expected volatility	39.23%	26.39%
Risk-free interest rate	1.25%	0.99%
Expected term (in years)	6.5	6.5
Weighted average grant date fair value	$7.23	$5.17

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

The Company granted a total of 129,082 RSUs to employees and directors for the year ended December 31, 2021. Of the RSUs issued in 2021, 105,294 shares will vest over five years and 23,788 shares will vest over two years.

The Company granted a total of 102,953 RSUs to employees and directors for the year ended December 31, 2020. Of the RSUs issued in 2020, 91,268 shares will vest over five years and 11,685 shares will vest over two years.

The Company granted a total of 79,439 shares of restricted stock to employees for the year ended December 31, 2019. Of the RSUs issued in 2019, 68,430 shares will vest over five years and 11,009 shares will vest over two years.

Compensation expense related to restricted stock and RSUs in the accompanying consolidated statements of income for the years ended  December 31, 2021, 2020 and 2019 was $1.6 million, $1.4 million and $1.1 million, respectively. The unearned compensation related to these awards is amortized to compensation expense over the vesting period. As of December 31, 2021, 2020 and 2019, unearned stock-based compensation associated with these awards totaled approximately $3.7 million, $3.4 million and $2.8 million, respectively. The $3.7 million of unrecognized compensation cost related to time vested restricted stock and RSUs at December 31, 2021 is expected to be recognized over a weighted average period of 3.2 years.

The following table summarizes the restricted stock and RSU activity for the years ended December 31, 2021 and December 31, 2020.

	December 31,
	2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, beginning of period	207,146	$22.23	168,216	$22.43
Granted	129,082	19.91	102,953	21.41
Forfeited	(29,642)	21.79	(10,283)	22.16
Earned and issued	(65,516)	21.64	(53,740)	21.29
Balance, end of period	241,070	$21.16	207,146	$22.23

NOTE 16. EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) defined contribution plan (the “401(k) Plan”), which covers employees over the age of twenty-one who have completed three months of credited service, as defined by the 401(k) Plan. The 401(k) Plan allows employees to defer a percentage of their salaries subject to certain limits based on federal tax laws. The Company makes matching contributions up to 4% of the employee’s annual salary (subject to certain maximum compensation amounts as prescribed in Internal Revenue Service guidance). Contributions by the Company and participants are immediately vested. Employer matching contributions to the 401(k) Plan for the years ended December 31, 2021, 2020 and 2019 were approximately $1.0 million, $0.9 million and $0.8 million, respectively, and are included in salaries and employee benefits on the consolidated statements of income.

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

In 2019 and 2020, the Bank entered into Salary Continuation Agreements (“SCA”) with certain of the Company’s officers. The SCAs represent unfunded, non-qualified deferred compensation arrangements under the Internal Revenue Code of 1986, as amended. The SCAs between the Bank and each officer, as supplemented if applicable, provide that the officer shall receive annual payments of a fixed amount upon attaining the age of 65, with such payments payable monthly over a period of 120 months (10 years). Each officer is also entitled to certain reduced payments following a termination of employment prior to attaining age 65 (other than a termination due to death or with cause), which payments shall be made on the same schedule mentioned above.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The Company maintained a deferred compensation plan for a former employee of First Community Bank, a bank acquired by the Company in 2013. A single premium immediate annuity policy was purchased of which the former employee is the beneficiary. Under this policy, the beneficiary received monthly payments of $2,000 through 2020. The Company also maintains a deferred compensation plan for a former employee of Citizens Bank (“Citizens”), a liability assumed in the Citizens acquisition in 2017. Under the deferred compensation agreement, the former employee will receive monthly payments of $2,000 through May of 2030. The Company also maintains a deferred compensation plan for certain former employees of Cheaha, and associated liabilities of $1.7 million were assumed in the acquisition on April 1, 2021. The deferred compensation plan provides for payments for a period of 15 years following specified retirement dates, which range from 2018 through 2032. At December 31, 2021 and 2020, the Company had a liability of $4.3 million and $1.9 million, respectively, in “Accrued taxes and other liabilities” on the consolidated balance sheets related to these deferred compensation plans. Deferred compensation expenses related to these plans recognized for the years ended December 31, 2021, 2020 and 2019 were approximately $0.7 million, $0.4 million and $0.7 million, respectively, and are included in salaries and employee benefits on the consolidated statements of income.

NOTE 17. INCOME TAXES

The income tax expense included in the consolidated statements of income is displayed in the table below for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands).

	December 31,
	2021	2020	2019
Current federal income tax expense	$2,315	$4,805	$3,951
Current state income tax expense	141	33	15
Deferred federal income tax expense	(547)	(1,388)	153
Total income tax expense	$1,909	$3,450	$4,119

The provision for federal income taxes differs from that computed by applying the federal statutory rate of 21% as indicated in the following analysis for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands).

	December 31,
	2021	2020	2019
Tax based on statutory rate	$2,081	$3,641	$4,401
(Decrease) increase resulting from:
Effect of tax-exempt income	(348)	(299)	(250)
Acquisition costs	72	—	32
Historical tax credits	(54)	29	6
State taxes	141	33	15
Other	17	46	(85)
Total income tax expense	$1,909	$3,450	$4,119
Effective rate	19.3%	19.9%	19.7%

The Company records deferred income tax on the tax effect of changes in timing differences.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The net deferred tax liability or asset was comprised of the following items as of the dates indicated (dollars in thousands).

	December 31,
	2021	2020
Deferred tax liabilities:
Depreciation	$(4,024)	$(3,746)
FHLB stock dividend	(71)	(63)
Unrealized gain on available for sale securities	(309)	(480)
Basis difference in acquired assets and liabilities	(1,233)	(1,010)
Operating lease right-of-use asset	(704)	(809)
Other	(167)	(149)
Gross deferred tax liability	(6,508)	(6,257)

Deferred tax assets:
Allowance for loan losses	4,502	4,012
Net operating loss carryforward	316	440
Deferred compensation	903	404
Basis difference in acquired assets and liabilities	709	380
Employee and director stock awards	553	524
Operating lease liability	725	828
Unearned loan fees	379	667
Employee Retention Credit	498	—
Other	162	362
Gross deferred tax assets	8,747	7,617
Net deferred tax asset	$2,239	$1,360

The Company acquired net operating loss (“NOL”) carryforwards through tax free acquisitions. As of December 31, 2021 and December 31, 2020, the Company’s gross NOL carryforwards were approximately $1.5 million and $2.1 million, respectively. As of December 31, 2021, $0.2 million and $1.3 million of the NOL carryforwards expire in 2033 and 2039, respectively. All available NOL carryforwards are expected to be fully utilized by 2023.

The Company files income tax returns under U.S. federal jurisdiction and the states of Alabama, Florida, Texas and Louisiana, although the state of Louisiana does not assess an income tax on income resulting from banking operations. The Company is open to examination in the U.S. and the state of Louisiana for tax years ended December 31, 2018 through December 31, 2021; and Alabama, Texas and Florida for tax years ended December 31, 2019 through  December 31, 2021.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Due from Banks – For these short-term instruments, fair value is the carrying value. Cash and due from banks are classified in level 1 of the fair value hierarchy.

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

Based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data, management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted. At December 31, 2021, the majority of our level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of the dates indicated (dollars in thousands).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2021
Assets:
Obligations of U.S. government agencies and corporations	$21,268	$—	$21,268	$—
Obligations of state and political subdivisions	32,585	—	10,471	22,114
Corporate bonds	27,667	—	27,179	488
Residential mortgage-backed securities	199,904	—	199,904	—
Commercial mortgage-backed securities	74,085	—	74,085	—
Equity securities	1,810	1,810	—	—
Derivative financial instruments	2,599	—	2,599	—
Total assets	$359,918	$1,810	$335,506	$22,602

December 31, 2020
Assets:
Obligations of U.S. government agencies and corporations	$36,821	$—	$36,821	$—
Obligations of state and political subdivisions	22,137	—	3,621	18,516
Corporate bonds	27,708	—	27,708	—
Residential mortgage-backed securities	122,598	—	122,598	—
Commercial mortgage-backed securities	59,146	—	59,146	—
Equity securities	1,670	1,670	—	—
Total assets	$270,080	$1,670	$249,894	$18,516
Liabilities:
Derivative financial instruments	$2,216	$—	$2,216	$—

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

	Obligations of
	State and Political	Corporate
	Subdivisions	Bonds	Total
Balance at December 31, 2019	$19,375	$—	$19,375
Realized gains (losses) included in net income	—	—	—
Unrealized losses included in other comprehensive (loss) income	(859)	—	(859)
Purchases	—	—	—
Sales	—	—	—
Maturities, prepayments, and calls	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at December 31, 2020	$18,516	$—	$18,516
Realized gains (losses) included in net income	—	—	—
Unrealized losses included in other comprehensive (loss) income	(1,014)	(4)	(1,018)
Purchases	5,000	—	5,000
Sales	—	—	—
Maturities, prepayments, and calls	(388)	—	(388)
Transfers into Level 3	—	492	492
Transfers out of Level 3	—	—	—
Balance at December 31, 2021	$22,114	$488	$22,602

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at December 31, 2021 and 2020. For the years ended December 31, 2021, 2020 and 2019, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of Level 3 assets measured at fair value on a recurring basis at December 31, 2021 (dollars in thousands):

	Estimated			Range of
	Fair Value	Valuation Technique	Unobservable Inputs	Discounts
December 31, 2021
Obligations of state and political subdivisions	$22,114	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 2%
Corporate bonds	488	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	2%

December 31, 2020
Obligations of state and political subdivisions	$18,516	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 0.4%

(1)	Fair values determined through valuation analysis using coupon, yield (discount margin), liquidity and expected repayment dates.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Fair Value of Assets Measured on a Nonrecurring Basis

Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) are summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at December 31, 2021 or 2020 (dollars in thousands).

	Estimated			Range of	Weighted Average
	Fair Value	Valuation Technique	Unobservable Inputs	Discounts	Discount
December 31, 2021
Impaired loans	$12,703	Discounted cash flows, underlying collateral value	Collateral discounts and estimated costs to sell	10% - 100%	60%

December 31, 2020
Impaired loans	$259	Discounted cash flows, underlying collateral value	Collateral discounts and estimated costs to sell	2% - 100%	34%
Other real estate owned	635	Underlying collateral value, third party appraisals	Collateral discounts and discount rates	4%	4%

The estimated fair values of the Company’s financial instruments at December 31, 2021 and December 31, 2020 are shown below (dollars in thousands).

	December 31, 2021
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$96,541	$96,541	$96,541	$—	$—
Federal funds sold	500	500	500	—	—
Investment securities	365,764	366,236	—	336,357	29,879
Equity securities	16,803	16,803	1,810	14,993	—
Loans, net of allowance	1,851,153	1,866,657	—	—	1,866,657
Loans held for sale	620	625	—	—	625
Derivative financial instruments	2,599	2,599	—	2,599	—

Financial liabilities:
Deposits, noninterest-bearing	$585,465	$585,465	$—	$585,465	$—
Deposits, interest-bearing	1,534,801	1,538,052	—	—	1,538,052
FHLB short-term advances and repurchase agreements	5,783	5,783	—	5,783	—
FHLB long-term advances	78,500	77,229	—	—	77,229
Junior subordinated debt	8,384	8,384	—	—	8,384
Subordinated debt	43,600	38,545	—	38,545	—

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	December 31, 2020
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$35,368	$35,368	$35,368	$—	$—
Investment securities	280,844	281,059	—	254,306	26,753
Equity securities	16,599	16,599	1,670	14,929	—
Loans, net of allowance	1,839,955	1,861,971	—	—	1,861,971

Financial liabilities:
Deposits, noninterest-bearing	$448,230	$448,230	$—	$448,230	$—
Deposits, interest-bearing	1,439,594	1,504,644	—	—	1,504,644
FHLB short-term advances and repurchase agreements	47,653	47,653	—	47,653	—
FHLB long-term advances	78,500	82,101	—	—	82,101
Junior subordinated debt	5,949	5,299	—	—	5,299
Subordinated debt	43,600	42,336	—	42,336	—
Derivative financial instruments	2,216	2,216	—	2,216	—

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

As of December 31, 2021 and 2020, the Bank was considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based and Tier 1 leverage capital ratios as set forth in the table below and not be subject to a written agreement or order with regulators to maintain a specific capital level for any capital measure. There are no conditions or events since the regulatory framework for prompt corrective action was issued that management believes have changed the Bank’s category.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2021 and December 31, 2020 are presented in the tables below (dollars in thousands).

	Actual		Capital Adequacy*		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Tier 1 leverage capital
Investar Holding Corporation	$206,899	8.12%	$101,983	4.00%	NA	NA
Investar Bank	244,541	9.60	101,851	4.00	127,313	5.00

Common Equity Tier 1 risk-based capital
Investar Holding Corporation	197,399	9.45	146,291	7.00	NA	NA
Investar Bank	244,541	11.72	146,086	7.00	135,651	6.50

Tier 1 risk-based capital
Investar Holding Corporation	206,899	9.90	177,639	8.50	NA	NA
Investar Bank	244,541	11.72	177,390	8.50	166,956	8.00

Total risk-based capital
Investar Holding Corporation	271,416	12.99	219,436	10.50	NA	NA
Investar Bank	266,069	12.75	219,129	10.50	208,694	10.00

December 31, 2020
Tier 1 leverage capital
Investar Holding Corporation	$215,750	9.49%	$90,975	4.00%	NA	NA
Investar Bank	237,684	10.47	90,837	4.00	113,546	5.00

Common Equity Tier 1 risk-based capital
Investar Holding Corporation	209,250	11.02	132,890	7.00	NA	NA
Investar Bank	237,684	12.53	132,750	7.00	123,268	6.50

Tier 1 risk-based capital
Investar Holding Corporation	215,750	11.36	161,366	8.50	NA	NA
Investar Bank	237,684	12.53	161,196	8.50	151,714	8.00

Total risk-based capital
Investar Holding Corporation	279,253	14.71	199,335	10.50	NA	NA
Investar Bank	258,291	13.62	199,125	10.50	189,642	10.00

*The minimum ratios and amounts under the column for Capital Adequacy for December 31, 2021 and December 31, 2020 reflect the minimum regulatory capital ratios imposed under Basel III plus the fully phased-in capital conservation buffer of 2.5%.

Applicable Federal statutes, regulations, and guidance impose restrictions on the amounts of dividends that may be declared by the Company and the Bank. In addition to the formal statutes, regulations, and guidance, regulatory authorities also consider the adequacy of the Company’s and the Bank’s total capital in relation to its assets, deposits, risk profile, and other such items and, as a result, capital adequacy considerations could further limit the availability of dividends from the Company and the Bank. The Company is also subject to dividend restrictions under the terms of its 2029 Notes and junior subordinated debentures. See “Common Stock – Dividend Restrictions” in Note 14, Stockholders’ Equity, for more information.

In July 2013, the federal banking regulatory agencies issued a final rule which revises the regulatory capital framework for financial institutions. The final rule (also known as the Basel III capital rules) covers a number of aspects pertaining to capital requirements.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

These include:

•	Increased the Prompt Corrective Action Capital Category Thresholds to be deemed well-capitalized.
•	Established a Capital Conservation Buffer - The Capital Conservation Buffer was phased in through 2019.
•	Changes in risk-weighting of certain assets.
•	Opt-out Election of Accumulated Other Comprehensive Income from Common Equity Tier 1 Capital.

Financial institutions became subject to the final rule on January 1, 2015, and the rules were fully phased in as of January 1, 2019.

NOTE 20. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At December 31, 2021 and 2020, the reserve for unfunded loan commitments was $0.7 million and $0.2 million, respectively.

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

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	December 31, 2021	December 31, 2020
Loan commitments	$349,701	$266,039
Standby letters of credit	18,259	14,420

Additionally, at December 31, 2021, the Company had unfunded commitments of $1.9 million for its investment in Small Business Investment Company qualified funds, which is included in other assets on the consolidated balance sheet.

Insurance

The Company is obligated for certain costs associated with its insurance program for employee health. The Company is self-insured for a substantial portion of its potential claims. The Company recognizes its obligation associated with these costs, up to specified deductible limits, in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported. The claims costs are estimated based on historical claims experience. The reserves for insurance claims are reviewed and updated by management on a quarterly basis.

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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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

During 2021 and 2020, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated, were deposit customers of the Bank. See Note 9, Deposits, regarding total deposits outstanding to these related parties.

The Company has transactions with related parties for which the Company believes the terms and conditions are comparable to terms that would have been available from a third party that was unaffiliated with the Company. The following describes transactions since January 1, 2019, in addition to the ordinary banking relationships described above, in which the Company has participated in which one or more of its directors, executive officers or other related persons had or will have a direct or indirect material interest.

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

The Company has engaged in a number of transactions with Joffrion Commercial Division, LLC (“JCD”), a commercial construction company owned and managed by Gordon H. Joffrion, one of the Company’s directors. For each transaction, the Company selected JCD through its public bidding process. The Company paid JCD approximately $0.1 million, $0.9 million and $0.3 million during the years ended December 31, 2021, 2020 and 2019, respectively.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 22. PARENT ONLY BALANCE SHEETS, STATEMENTS OF OPERATIONS AND STATEMENTS OF CASH FLOWS

BALANCE SHEETS
	December 31,
(dollars in thousands)	2021	2020
ASSETS
Cash and due from banks	$3,193	$19,678
Equity securities	1,333	1,178
Due from bank subsidiary	968	909
Investment in bank subsidiary	289,640	271,619
Investment in trust	295	202
Trademark intangible	100	100
Other assets	299	63
Total assets	$295,828	$293,749

LIABILITIES
Subordinated debt, net of unamortized issuance costs	$42,989	$42,897
Junior subordinated debt	8,384	5,949
Accounts payable	87	167
Accrued interest payable	609	606
Dividend payable	829	694
Deferred tax liability	332	152
Total liabilities	53,230	50,465

STOCKHOLDERS’ EQUITY
Common stock	10,343	10,609
Surplus	154,932	159,485
Retained earnings	76,160	71,385
Accumulated other comprehensive income	1,163	1,805
Total stockholders’ equity	242,598	243,284

Total liabilities and stockholders’ equity	$295,828	$293,749

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

STATEMENTS OF OPERATIONS
	For the year ended December 31,
(dollars in thousands)	2021	2020
REVENUE
Dividends received from bank subsidiary	$35,000	$—
Dividends on corporate stock	29	78
Partnership income	—	19
Change in the fair value of equity securities	228	258
Interest income from investment in trust	5	5
Total revenue	35,262	360
EXPENSE
Interest on borrowings	2,777	2,713
Management fees to bank subsidiary	360	360
Acquisition expense	22	72
Other expense	411	574
Total expense	3,570	3,719
Income (loss) before income taxes and equity in undistributed (loss) income of bank subsidiary	31,692	(3,359)
Equity in undistributed (loss) income of bank subsidiary	(24,440)	16,563
Income tax benefit	748	685
Net income	$8,000	$13,889

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

STATEMENTS OF CASH FLOWS
	For the year ended December 31,
(dollars in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,000	$13,889
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	24,440	(16,563)
Change in the fair value of equity securities	(228)	(258)
Amortization of debt issuance costs and purchase accounting adjustments	200	123
Net change in:
Due from bank subsidiary	(59)	(197)
Other assets	18	10
Deferred tax asset	180	142
Accrued other liabilities	1,341	(23)
Net cash provided by (used in) operating activities	33,892	(2,877)

CASH FLOWS FROM INVESTING ACTIVITIES
Distributions from investments	—	77
Purchases of equity securities	(500)	(2,449)
Proceeds from the sale of equity securities	574	3,144
Purchases of other investments	(233)	—
Cash paid for acquisition of Cheaha Financial Group, net of cash acquired	(40,935)	—
Net cash (used in) provided by investing activities	(41,094)	772

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(3,090)	(2,686)
Payments to repurchase common stock	(6,925)	(11,112)
Proceeds from stock options exercised	732	46
Net cash used in financing activities	(9,283)	(13,752)
Net decrease in cash	(16,485)	(15,857)
Cash and cash equivalents, beginning of period	19,678	35,535
Cash and cash equivalents, end of period	$3,193	$19,678

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest on borrowings	$2,774	$2,571

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 23. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the years ended December 31, 2021, 2020 and 2019 (in thousands, except share data).

	December 31,
	2021	2020	2019
Earnings per common share - basic
Net income	$8,000	$13,889	$16,839
Less: income allocated to participating securities	(21)	(73)	(164)
Net income allocated to common shareholders	7,979	13,816	16,675
Weighted average basic shares outstanding	10,416,145	10,850,936	9,931,497
Basic earnings per common share	$0.77	$1.27	$1.68

Earnings per common share - diluted
Net income allocated to common shareholders	$7,979	$13,816	$16,676
Weighted average basic shares outstanding	10,416,145	10,850,936	9,931,497
Dilutive effect of securities	84,157	14,911	99,521
Total weighted average diluted shares outstanding	10,500,302	10,865,847	10,031,018
Diluted earnings per common share	$0.76	$1.27	$1.66

The weighted average number of shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	December 31,
	2021	2020	2019
Stock options	869	71	—
Restricted stock awards	431	10,968	388
Restricted stock units	20,828	62,754	7,550

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

Changes in Internal Control over Financial Reporting

There were no changes to internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting and the report thereon of Horne LLP are included herein under Item 8. Financial Statements and Supplementary Data.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as provided below, the information required by Item 10 is incorporated by reference to the Company’s Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”).

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

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership

Except as provided below, the information required by Item 12 is incorporated by reference to the 2022 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information regarding our equity compensation plans as of December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options and rights(3)	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	362,528	$22.52	723,762
Equity compensation plans not approved by security holders(2)	224,511	15.26	—
Total	587,039	$18.10	723,762

(1)

Effective May 24, 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Compensation Plan (the “Plan”) and ceased using the 2014 Long-Term Incentive Plan, discussed below. The Plan authorizes the grant of various types of equity grants and awards, such as restricted stock, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. The Plan was amended on May 19, 2021 to reserve an additional 600,000 shares, so that there was a total of 1,200,000 shares of common stock available for issuance to eligible participants pursuant to awards under the Plan. No awards may be granted under the Plan after May 24, 2027.

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

(3)	Includes 218,558 shares issuable pursuant to outstanding restricted stock units, which do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Directors Independence

The information required by Item 13 is incorporated by reference to the 2022 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the 2022 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8. Financial Statements and Supplementary Data hereof:

Reports of Independent Registered Public Accounting Firms (PCAOB ID: 171) (PCAOB ID: 42)

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

(2)

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Number	Description	Location
2.1	Agreement and Plan of Reorganization dated October 10, 2018, by and among Investar Holding Corporation, Investar Bank and Mainland Bank	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed October 10, 2018 and incorporated herein by reference

2.2	Agreement and Plan of Reorganization dated July 30, 2019 by and among Investar Holding Corporation, Investar Bank, and Bank of York	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed July 31, 2019 and incorporated herein by reference

2.3	Agreement and Plan of Reorganization dated January 21, 2021 by and among Investar Holding Corporation, Cheaha Financial Group, Inc. and High Point Acquisition, Inc.	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed January 25, 2021 and incorporated herein by reference

3.1	Restated Articles of Incorporation of Investar Holding Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

3.2	Amended and Restated By-laws of Investar Holding Corporation	Exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed October 10, 2017 and incorporated herein by reference

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

4.2	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934	Filed herewith

4.3	Form of 5.125% Fixed to Floating Rate Subordinated Note due 2029	Exhibit 4.1 to the Current Report on Form 8-K filed November 14, 2019 and incorporated herein by reference.

4.4	Form of Registration Rights Agreement, dated December 20, 2019, by and between Investar Holding Corporation and the purchasers set forth therein.	Exhibit 4.1 to the Current Report on Form 8-K filed December 24, 2019 and incorporated herein by reference.

4.5	Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee	Exhibit 4.1 to the Current Report on Form 8-K filed March 24, 2017 and incorporated herein by reference

4.6	Supplemental Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee	Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference

10.1	Form of Stock Purchase Agreement, dated December 20, 2019, by and between Investar Holding Corporation and the purchasers set forth therein	Exhibit 10.1 to the Current Report on Form 8-K filed December 24, 2019 and incorporated herein by reference

10.2	Form of Subordinated Note Purchase Agreement, dated November 12, 2019, by and between Investar Holding Corporation and the purchasers set forth therein	Exhibit 10.1 to the Current Report on Form 8-K filed November 14, 2019 and incorporated herein by reference

10.3	Form of the Director Support Agreement, dated October 10, 2018, among Investar Holding Corporation, Mainland Bank and all of the directors of Mainland Bank parties thereto	Exhibit 10.3 to the Registration Statement on Form S-4 of the Company filed November 30, 2018 and incorporated herein by reference

10.4*	Employment Agreement, dated August 1, 2020 by and among Investar Holding Corporation, Investar Bank, National Association, and John J. D'Angelo	Exhibit 10.1 to the Current Report on Form 8-K filed August 6, 2020 and incorporated herein by reference.

10.5*	Employment Agreement, dated August 1, 2020 by and among Investar Holding Corporation, Investar Bank, National Association, and Christopher L. Hufft	Exhibit 10.2 to the Current Report on Form 8-K filed August 6, 2020 and incorporated herein by reference.

10.6*	Amended and Restated Investar Holding Corporation 2017 Long-Term Incentive Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K filed May 20, 2021 and incorporated herein by reference

10.7*	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and John D’Angelo	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.8*	Supplemental Salary Continuation Agreement, dated May 22, 2019, by and between Investar Bank and John D’Angelo	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed May 23, 2019 and incorporated herein by reference

10.9*	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and Chris Hufft	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.10*	Supplemental Salary Continuation Agreement, dated May 22, 2019, by and between Investar Bank and Christopher Hufft	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed May 23, 2019 and incorporated herein by reference

10.11*	Form of Split Dollar Agreement by and between Investar Bank and each executive entering into a Salary Continuation Agreement	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.12*	Form of First Amendment to Split Dollar Agreement by and between Investar Bank and each executive entering into a Supplemental Salary Continuation Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed May 23, 2019 and incorporated herein by reference

10.13*	Investar Holding Corporation 2014 Long-Term Incentive Compensation Plan, as amended by Amendment No. 1 to Investar Holding Corporation 2014 Long Term Incentive Plan

Exhibit 10.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and, as to Amendment No.1, Exhibit 99.2 to the Registration Statement on Form S-8 of the Company filed October 31, 2014, each of which is incorporated herein by reference

10.14*	Form of Stock Option Grant Agreement	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.15*	Form of Restricted Stock Award Agreement for Employees	Exhibit 10.3 to the Annual Report on Form 10-K of the Company filed March 11, 2016 and incorporated herein by reference

10.16*	Form of Restricted Stock Award Agreement for Non-Employee Directors	Exhibit 10.4 to the Annual Report on Form 10-K of the Company filed March 11, 2016 and incorporated herein by reference

10.17*	Form of Restricted Stock Unit Agreement for Employees	Exhibit 10.15 to the Annual Report on Form 10-K of the Company filed March 15, 2019 and incorporated herein by reference

10.18*	Form of Restricted Stock Unit Agreement for Non-Employee Directors	Exhibit 10.16 to the Annual Report on Form 10-K of the Company filed March 15, 2019 and incorporated herein by reference

10.19*	Investar Holding Corporation 401(k) Plan, as restated effective January 1, 2021	Exhibit 10.20 to the Annual Report on Form 10-K of the Company filed March 10, 2020 and incorporated herein by reference

21	Subsidiaries of the Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

23.1	Consent of Ernst & Young LLP	Filed herewith

23.2	Consent of Horne LLP	Filed herewith

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)	Filed herewith

* Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTAR HOLDING CORPORATION

Date:	March 9, 2022	by:	/s/John J. D’Angelo
John J. D’Angelo
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 9, 2022	by:	/s/John J. D’Angelo
John J. D’Angelo
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Date:	March 9, 2022	by:	/s/Christopher L. Hufft
Christopher L. Hufft
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	March 9, 2022	by:	/s/Candace J. LeBlanc
Candace J. LeBlanc
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 9, 2022	by:	/s/James M. Baker
James M Baker
Director

Date:	March 9, 2022	by:	/s/Thomas C. Besselman, Sr.
Thomas C. Besselman, Sr.
Director

Date:	March 9, 2022	by:	/s/James H. Boyce, III
James H. Boyce, III
Director

Date:	March 9, 2022	by:	/s/Robert M. Boyce, Sr.
Robert M. Boyce, Sr.
Director

Date:	March 9, 2022	by:	/s/William H. Hidalgo, Sr.
William H. Hidalgo, Sr.
Chairman of the Board

Date:	March 9, 2022	by:	/s/Gordon H. Joffrion, III
Gordon H. Joffrion, III
Director

Date:	March 9, 2022	by:	/s/Robert C. Jordan
Robert C. Jordan
Director

Date:	March 9, 2022	by:	/s/David J. Lukinovich
David J. Lukinovich
Director

Date:	March 9, 2022	by:	/s/Suzanne O. Middleton
Suzanne O. Middleton
Director

Date:	March 9, 2022	by:	/s/Andrew C. Nelson, M.D.
Andrew C. Nelson, M.D.
Director

Date:	March 9, 2022	by:	/s/Frank L. Walker
Frank L. Walker
Director