Form 10-Q
period 2022-03-31
Investar Holding Corp
filed 2022-05-04
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 10,297,118 shares outstanding as of May 2, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$45,700	$38,601
Interest-bearing balances due from other banks	45,775	57,940
Federal funds sold	130	500
Cash and cash equivalents	91,605	97,041

Available for sale securities at fair value (amortized cost of $436,759 and $356,639, respectively)	413,777	355,509
Held to maturity securities at amortized cost (estimated fair value of $9,900 and $10,727, respectively)	9,926	10,255
Loans held for sale	—	620
Loans, net of allowance for loan losses of $21,088 and $20,859, respectively	1,856,356	1,851,153
Equity securities	17,904	16,803
Bank premises and equipment, net of accumulated depreciation of $20,016 and $19,149, respectively	55,204	58,080
Other real estate owned, net	3,454	2,653
Accrued interest receivable	11,168	11,355
Deferred tax asset	6,600	2,239
Goodwill and other intangible assets, net	43,804	44,036
Bank owned life insurance	51,366	51,074
Other assets	11,544	12,385
Total assets	$2,572,708	$2,513,203

LIABILITIES
Deposits:
Noninterest-bearing	$614,416	$585,465
Interest-bearing	1,571,588	1,534,801
Total deposits	2,186,004	2,120,266
Advances from Federal Home Loan Bank	78,500	78,500
Repurchase agreements	1,305	5,783
Subordinated debt, net of unamortized issuance costs	43,012	42,989
Junior subordinated debt	8,420	8,384
Accrued taxes and other liabilities	21,810	14,683
Total liabilities	2,339,051	2,270,605

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 10,310,212 and 10,343,494 shares issued and outstanding, respectively	10,310	10,343
Surplus	153,531	154,932
Retained earnings	85,387	76,160
Accumulated other comprehensive (loss) income	(15,571)	1,163
Total stockholders’ equity	233,657	242,598
Total liabilities and stockholders’ equity	$2,572,708	$2,513,203

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended March 31,
	2022	2021
INTEREST INCOME
Interest and fees on loans	$21,726	$21,627
Interest on investment securities	1,955	1,179
Other interest income	186	163
Total interest income	23,867	22,969

INTEREST EXPENSE
Interest on deposits	976	2,302
Interest on borrowings	1,070	1,033
Total interest expense	2,046	3,335
Net interest income	21,821	19,634

Provision for loan losses	(449)	400
Net interest income after provision for loan losses	22,270	19,234

NONINTEREST INCOME
Service charges on deposit accounts	667	491
Gain on call or sale of investment securities, net	6	600
Gain (loss) on sale or disposition of fixed assets, net	373	(2)
Gain on sale of other real estate owned, net	41	—
Swap termination fee income	3,344	—
Gain on sale of loans	33	—
Servicing fees and fee income on serviced loans	21	64
Interchange fees	498	388
Income from bank owned life insurance	292	223
Change in the fair value of equity securities	11	65
Other operating income	580	536
Total noninterest income	5,866	2,365
Income before noninterest expense	28,136	21,599

NONINTEREST EXPENSE
Depreciation and amortization	1,155	1,206
Salaries and employee benefits	9,021	8,695
Occupancy	641	637
Data processing	1,006	746
Marketing	21	41
Professional fees	379	358
Acquisition expense	—	361
Other operating expenses	3,210	2,765
Total noninterest expense	15,433	14,809
Income before income tax expense	12,703	6,790
Income tax expense	2,600	1,430
Net income	$10,103	$5,360

EARNINGS PER SHARE
Basic earnings per share	$0.98	$0.51
Diluted earnings per share	0.97	0.51
Cash dividends declared per common share	0.085	0.07

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Net income	$10,103	$5,360
Other comprehensive (loss) income:
Unrealized loss on investment securities:
Unrealized loss, available for sale, net of tax benefit of $4,587 and $372, respectively	(17,259)	(1,401)
Reclassification of realized gain, available for sale, net of tax expense of $1 and $126, respectively	(5)	(474)
Fair value of derivative financial instruments:
Change in fair value of interest rate swaps designated as a cash flow hedge, net of tax expense of $843 and $1,612, respectively	3,172	6,065
Reclassification of realized gain, interest rate swap termination, net of tax expense of $702 and $0, respectively	(2,642)	—
Total other comprehensive (loss) income	(16,734)	4,190
Total comprehensive (loss) income	$(6,631)	$9,550

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income (Loss)	Equity
Three months ended:
March 31, 2021
Balance at beginning of period	$10,609	$159,485	$71,385	$1,805	$243,284
Surrendered shares	(19)	(337)	—	—	(356)
Options exercised	8	107	—	—	115
Dividends declared, $0.07 per share	—	—	(747)	—	(747)
Stock-based compensation	64	336	—	—	400
Shares repurchased	(226)	(3,769)	—	—	(3,995)
Net income	—	—	5,360	—	5,360
Other comprehensive income, net	—	—	—	4,190	4,190
Balance at end of period	$10,436	$155,822	$75,998	$5,995	$248,251

March 31, 2022
Balance at beginning of period	$10,343	$154,932	$76,160	$1,163	$242,598
Surrendered shares	(14)	(258)	—	—	(272)
Dividends declared, $0.085 per share	—	—	(876)	—	(876)
Stock-based compensation	58	324	—	—	382
Shares repurchased	(77)	(1,467)	—	—	(1,544)
Net income	—	—	10,103	—	10,103
Other comprehensive loss, net	—	—	—	(16,734)	(16,734)
Balance at end of period	$10,310	$153,531	$85,387	$(15,571)	$233,657

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021
Net income	$10,103	$5,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,155	1,206
Provision for loan losses	(449)	400
Amortization of purchase accounting adjustments	(63)	(140)
Net amortization of securities	449	919
Gain on call or sale of investment securities, net	(6)	(600)
(Gain) loss on sale or disposition of fixed assets, net	(373)	2
Gain on sale of other real estate owned, net	(41)	—
FHLB stock dividend	(9)	(11)
Stock-based compensation	382	400
Deferred taxes	87	367
Net change in value of bank owned life insurance	(292)	(223)
Amortization of subordinated debt issuance costs	23	23
Change in the fair value of equity securities	(11)	(65)
Loans held for sale:
Originations	(624)	—
Proceeds from sales	1,277	—
Gain on sale of loans	(33)	—
Net change in:
Accrued interest receivable	186	101
Other assets	1,636	933
Accrued taxes and other liabilities	6,814	782
Net cash provided by operating activities	20,211	9,454

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	17,123
Purchases of securities available for sale	(103,011)	(74,334)
Proceeds from maturities, prepayments and calls of investment securities available for sale	17,453	21,505
Proceeds from maturities, prepayments and calls of investment securities held to maturity	323	458
Proceeds from redemption or sale of equity securities	213	435
Purchases of equity securities	(1,293)	(523)
Net (increase) decrease in loans	(1,166)	13,789
Proceeds from sales of other real estate owned	859	—
Purchases of other real estate owned	—	(501)
Proceeds from sales of fixed assets	2,510	—
Purchases of fixed assets	(317)	(1,429)
Distributions from investments	3	—
Net cash used in investing activities	(84,426)	(23,477)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net increase in customer deposits	65,630	122,074
Net decrease in repurchase agreements	(4,478)	(1,379)
Net decrease in short-term FHLB advances	—	(38,000)
Cash dividends paid on common stock	(829)	(693)
Proceeds from stock options exercised	—	115
Payments to repurchase common stock	(1,544)	(3,995)
Net cash provided by financing activities	58,779	78,122
Net change in cash and cash equivalents	(5,436)	64,099
Cash and cash equivalents, beginning of period	97,041	35,368
Cash and cash equivalents, end of period	$91,605	$99,467

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2022.

Nature of Operations

The Company, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association (the “Bank”), a national bank, primarily to meet the needs of individuals, professionals and small to medium-sized businesses. The Company’s primary markets are in Louisiana, Texas and Alabama. At March 31, 2022, the Company operated 23 full service branches located in Louisiana, four full service branches located in Texas and six full service branches located in Alabama, and had 336 employees.

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

Equity Securities

The Company is a member of the Federal Home Loan Bank (“FHLB”) system. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, is restricted as to redemption, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Equity securities also include investments in our other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of equity securities in our correspondent banks at  March 31, 2022 and  December 31, 2021 was $16.3 million and $15.0 million, respectively.

In addition, equity securities include marketable securities in corporate stocks and mutual funds. The estimated fair value of equity securities totaled $1.6 million and $1.8 million at March 31, 2022 and  December 31, 2021, respectively.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. For loans carried at the lower of cost or fair value, gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan. At March 31, 2022, there were no loans held for sale, and at  December 31, 2021, there were $0.6 million in loans held for sale.

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

In the ordinary course of business, the Bank enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in accrued taxes and other liabilities in the consolidated balance sheet. The reserve for unfunded loan commitments was $0.7 million at both  March 31, 2022 and  December 31, 2021.

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

The Company accounts for acquired impaired loans under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). An acquired loan is considered impaired when there is evidence of credit deterioration since origination and it is probable, at the date of acquisition, that we will be unable to collect all contractually required payments. ASC 310-30 prohibits the carryover of an allowance for loan losses for acquired impaired loans. Over the life of the acquired loans, we continually estimate the cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. As of the end of each fiscal quarter, we evaluate the present value of the acquired loans using the effective interest rates. For any increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life, while we recognize a provision for loan losses in the consolidated statement of operations if the cash flows expected to be collected have decreased.

Reclassifications

Certain reclassifications have been made to the 2021 financial statements to be consistent with the 2022 presentation, if applicable.

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

FASB ASC Topic 848 “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting” Update No. 2020-04. In March 2020, the FASB issued ASU 2020-04, which is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance has been effective since March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

FASB ASC Topic 326 “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” Update No. 2022-02. The FASB issued ASU No. 2022-02 in March 2022. The ASU eliminates the accounting guidance for TDRs and, instead, requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendment also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases. The guidance is effective for entities that have adopted ASU 2016-13 for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively. ASU 2016-13 will be effective for the Company on January 1, 2023. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

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

Acquisition Expense

There were no acquisition expenses recorded in the three months ended March 31, 2022. Acquisition related costs of $0.4 million are included in acquisition expense in the accompanying consolidated statements of income for the three months ended March 31, 2021 and are related to the acquisition of Cheaha.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 (in thousands, except share data).

	Three months ended March 31,
	2022	2021
Earnings per common share - basic
Net income	$10,103	$5,360
Less: income allocated to participating securities	(16)	(20)
Net income allocated to common shareholders	10,087	5,340
Weighted average basic shares outstanding	10,335,334	10,509,468
Basic earnings per common share	$0.98	$0.51

Earnings per common share - diluted
Net income allocated to common shareholders	$10,087	$5,340
Weighted average basic shares outstanding	10,335,334	10,509,468
Dilutive effect of securities	70,449	57,705
Total weighted average diluted shares outstanding	10,405,783	10,567,173
Diluted earnings per common share	$0.97	$0.51

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended March 31,
	2022	2021
Restricted stock awards	11	209
Restricted stock units	3,328	8,242

NOTE 4. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
March 31, 2022
Obligations of U.S. government agencies and corporations	$20,687	$102	$(129)	$20,660
Obligations of state and political subdivisions	27,871	30	(1,001)	26,900
Corporate bonds	26,475	61	(1,379)	25,157
Residential mortgage-backed securities	282,726	132	(17,563)	265,295
Commercial mortgage-backed securities	79,000	179	(3,414)	75,765
Total	$436,759	$504	$(23,486)	$413,777

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2021
Obligations of U.S. government agencies and corporations	$21,143	$152	$(27)	$21,268
Obligations of state and political subdivisions	32,330	468	(213)	32,585
Corporate bonds	27,777	235	(345)	27,667
Residential mortgage-backed securities	200,696	711	(1,503)	199,904
Commercial mortgage-backed securities	74,693	369	(977)	74,085
Total	$356,639	$1,935	$(3,065)	$355,509

Proceeds from sales of investment securities classified as AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended March 31,
	2022	2021
Proceeds from sale	$—	$17,123
Gross gains	$—	$602
Gross losses	$—	$(2)

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
March 31, 2022
Obligations of state and political subdivisions	$6,786	$15	$—	$6,801
Residential mortgage-backed securities	3,140	—	(41)	3,099
Total	$9,926	$15	$(41)	$9,900

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2021
Obligations of state and political subdivisions	$6,910	$367	$—	$7,277
Residential mortgage-backed securities	3,345	105	—	3,450
Total	$10,255	$472	$—	$10,727

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of March 31, 2022 or December 31, 2021.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The number of AFS securities, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (amounts in thousands, except number of securities).

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2022
Obligations of U.S. government agencies and corporations	15	$3,948	$(112)	$1,445	$(17)	$5,393	$(129)
Obligations of state and political subdivisions	26	10,140	(949)	683	(52)	10,823	(1,001)
Corporate bonds	45	18,377	(1,112)	2,233	(267)	20,610	(1,379)
Residential mortgage-backed securities	409	237,279	(16,491)	10,984	(1,072)	248,263	(17,563)
Commercial mortgage-backed securities	89	46,836	(3,012)	11,797	(402)	58,633	(3,414)
Total	584	$316,580	$(21,676)	$27,142	$(1,810)	$343,722	$(23,486)

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2021
Obligations of U.S. government agencies and corporations	8	$1,438	$(25)	$668	$(2)	$2,106	$(27)
Obligations of state and political subdivisions	12	10,803	(213)	—	—	10,803	(213)
Corporate bonds	22	10,197	(254)	2,409	(91)	12,606	(345)
Residential mortgage-backed securities	150	156,862	(1,503)	—	—	156,862	(1,503)
Commercial mortgage-backed securities	64	44,055	(941)	6,284	(36)	50,339	(977)
Total	256	$223,355	$(2,936)	$9,361	$(129)	$232,716	$(3,065)

The number of HTM securities, fair value, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of  March 31, 2022 (amounts in thousands, except number of securities). There were no HTM securities in a continuous loss position as of  December 31, 2021.

		Less than 12 Months		12 Months or More		Total
			Unrealized		Unrealized		Unrealized
	Count	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2022
Residential mortgage-backed securities	8	$3,043	$(41)	$—	$—	$3,043	$(41)
Total	8	$3,043	$(41)	$—	$—	$3,043	$(41)

Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. Due to the nature of the investment, current market prices, and the current interest rate environment, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2022 or December 31, 2021.

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

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
March 31, 2022
Due within one year	$280	$282	$870	$872
Due after one year through five years	13,462	13,293	1,875	1,881
Due after five years through ten years	48,009	46,880	4,041	4,048
Due after ten years	375,008	353,322	3,140	3,099
Total debt securities	$436,759	$413,777	$9,926	$9,900

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
December 31, 2021
Due within one year	$726	$726	$870	$902
Due after one year through five years	14,189	14,327	1,875	2,018
Due after five years through ten years	51,988	52,376	4,165	4,356
Due after ten years	289,736	288,080	3,345	3,451
Total debt securities	$356,639	$355,509	$10,255	$10,727

At March 31, 2022, securities with a carrying value of $158.9 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $118.2 million in pledged securities at December 31, 2021.

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company’s loan portfolio, excluding loans held for sale, consists of the following categories of loans as of the dates presented (dollars in thousands).

	March 31, 2022	December 31, 2021
Construction and development	$201,222	$203,204
1-4 Family	367,520	364,307
Multifamily	52,500	59,570
Farmland	18,296	20,128
Commercial real estate	908,210	896,377
Total mortgage loans on real estate	1,547,748	1,543,586
Commercial and industrial	314,093	310,831
Consumer	15,603	17,595
Total loans	$1,877,444	$1,872,012

Unamortized premiums and discounts on loans, included in the total loans balances above, were $1.1 million and $1.9 million at March 31, 2022 and  December 31, 2021, respectively, and unearned income, or deferred fees, on loans was $1.5 million and $1.8 million at March 31, 2022 and  December 31, 2021, respectively and is also included in the total loans balance in the table above.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below provides an analysis of the aging of loans, excluding loans held for sale, as of the dates presented (dollars in thousands).

	March 31, 2022
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$200,950	$—	$—	$—	$272	$272	$—	$201,222
1-4 Family	361,695	4,867	83	—	548	5,498	327	367,520
Multifamily	52,500	—	—	—	—	—	—	52,500
Farmland	17,545	20	—	—	74	94	657	18,296
Commercial real estate	894,782	82	170	—	12,540	12,792	636	908,210
Total mortgage loans on real estate	1,527,472	4,969	253	—	13,434	18,656	1,620	1,547,748
Commercial and industrial	302,895	239	114	47	10,798	11,198	—	314,093
Consumer	15,170	132	54	—	186	372	61	15,603
Total loans	$1,845,537	$5,340	$421	$47	$24,418	$30,226	$1,681	$1,877,444

	December 31, 2021
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$202,850	$55	$11	$—	$288	$354	$—	$203,204
1-4 Family	360,434	1,933	182	—	1,410	3,525	348	364,307
Multifamily	59,570	—	—	—	—	—	—	59,570
Farmland	18,348	—	—	—	79	79	1,701	20,128
Commercial real estate	881,575	170	86	—	13,910	14,166	636	896,377
Total mortgage loans on real estate	1,522,777	2,158	279	—	15,687	18,124	2,685	1,543,586
Commercial and industrial	295,323	4,044	57	53	11,354	15,508	—	310,831
Consumer	17,238	89	18	—	186	293	64	17,595
Total loans	$1,835,338	$6,291	$354	$53	$27,227	$33,925	$2,749	$1,872,012

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, the borrower’s debt service capacity is considered through the analysis of current financial information, if available, and/or current information with regard to the collateral position. Regulatory provisions would typically require the placement of a loan on nonaccrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and payment of future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans Acquired with Deteriorated Credit Quality

The Company accounts for certain loans acquired as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments. The acquired impaired loans had no accretable yield recorded for the three months ended March 31, 2022 and 2021.

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

In the second quarter of 2020, the Bank began participating as a lender in the Small Business Administration’s (“SBA”) and U.S. Department of Treasury’s Paycheck Protection Program (“PPP”) as established by the CARES Act and enhanced by the Paycheck Protection Program and Health Care Enhancement Act and the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The PPP was established to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% with deferred payments, and if originated before June 5, 2020, mature two years from origination, or if made on or after June 5, 2020, five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount. In July 2020, the CARES Act was amended to extend the SBA’s authority to make commitments under the PPP, which had previously expired on June 30, 2020. The PPP resumed taking applications on July 6, 2020, and the new deadline to apply for a PPP loan ended on August 8, 2020. On December 27, 2020, the CAA, a $900 billion aid package, was enacted that renewed the PPP and allocated additional funding for new first time PPP loans under the original PPP and also authorized second draw PPP loans for certain eligible borrowers that had previously received a PPP loan. The application period for the renewed PPP lasted from January 1, 2021 to May 31, 2021. At March 31, 2022 and  December 31, 2021 the Company’s loan portfolio included PPP loans with balances of $13.2 million and $23.3 million, respectively, all of which are included in commercial and industrial loans.

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

	March 31, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Total
Construction and development	$198,808	$812	$1,602	$—	$201,222
1-4 Family	362,187	—	5,333	—	367,520
Multifamily	52,040	—	460	—	52,500
Farmland	17,564	—	732	—	18,296
Commercial real estate	888,686	3,838	15,686	—	908,210
Total mortgage loans on real estate	1,519,285	4,650	23,813	—	1,547,748
Commercial and industrial	299,985	1,079	12,542	487	314,093
Consumer	15,312	18	273	—	15,603
Total loans	$1,834,582	$5,747	$36,628	$487	$1,877,444

	December 31, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total
Construction and development	$200,788	$818	$1,598	$—	$203,204
1-4 Family	358,062	38	6,207	—	364,307
Multifamily	59,113	—	457	—	59,570
Farmland	18,348	—	1,780	—	20,128
Commercial real estate	872,951	3,891	19,535	—	896,377
Total mortgage loans on real estate	1,509,262	4,747	29,577	—	1,543,586
Commercial and industrial	290,677	2,523	16,941	690	310,831
Consumer	17,269	19	307	—	17,595
Total loans	$1,817,208	$7,289	$46,825	$690	$1,872,012

The Company had no loans that were classified as loss at March 31, 2022 or December 31, 2021.

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of the participations and whole loans sold were $28.0 million and $33.0 million at March 31, 2022 and  December 31, 2021, respectively. The unpaid principal balance of these loans was approximately$85.8 million and $91.9 million at March 31, 2022 and  December 31, 2021, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as to companies in which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $101.1 million and $97.6 million as of March 31, 2022 and  December 31, 2021, respectively.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	March 31, 2022	December 31, 2021
Balance, beginning of period	$97,606	$96,390
New loans/changes in relationship	5,371	26,475
Repayments/changes in relationship	(1,874)	(25,259)
Balance, end of period	$101,103	$97,606

Allowance for Loan Losses

The table below shows a summary of the activity in the allowance for loan losses for the three months ended March 31, 2022 and 2021 (dollars in thousands).

	Three months ended March 31,
	2022	2021
Balance, beginning of period	$20,859	$20,363
Provision for loan losses	(449)	400
Loans charged off	(329)	(405)
Recoveries	1,007	65
Balance, end of period	$21,088	$20,423

The following tables outline the activity in the allowance for loan losses by collateral type for the three months ended March 31, 2022 and 2021, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of  March 31, 2022 and 2021 (dollars in thousands).

	Three months ended March 31, 2022
	Construction &				Commercial	Commercial &
	Development	1-4 Family	Multifamily	Farmland	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,347	$3,337	$673	$383	$9,354	$4,411	$354	$20,859
Provision	45	(3)	(83)	13	256	(677)	—	(449)
Charge-offs	—	—	—	(54)	58	(286)	(47)	(329)
Recoveries	16	70	—	—	1	908	12	1,007
Ending balance	$2,408	$3,404	$590	$342	$9,669	$4,356	$319	$21,088
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	468	74	542
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	156	—	—	—	156
Ending allowance balance for loans collectively evaluated for impairment	2,408	3,404	590	186	9,669	3,888	245	20,390
Loans receivable:
Balance of loans individually evaluated for impairment	508	996	—	74	12,940	12,518	186	27,222
Balance of loans acquired with deteriorated credit quality	—	327	—	657	636	—	61	1,681
Balance of loans collectively evaluated for impairment	200,714	366,197	52,500	17,565	894,634	301,575	15,356	1,848,541
Total period-end balance	$201,222	$367,520	$52,500	$18,296	$908,210	$314,093	$15,603	$1,877,444

	Three months ended March 31, 2021
	Construction &				Commercial	Commercial &
	Development	1-4 Family	Multifamily	Farmland	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,375	$3,370	$589	$435	$8,496	$4,558	$540	$20,363
Provision	(140)	127	107	(40)	547	(122)	(79)	400
Charge-offs	—	(134)	—	—	—	(215)	(56)	(405)
Recoveries	10	6	—	—	2	5	42	65
Ending balance	$2,245	$3,369	$696	$395	$9,045	$4,226	$447	$20,423
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	175	81	103	359
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	210	—	—	—	210
Ending allowance balance for loans collectively evaluated for impairment	2,245	3,369	696	185	8,870	4,145	344	19,854
Loans receivable:
Balance of loans individually evaluated for impairment	774	1,532	—	302	6,654	8,159	298	17,719
Balance of loans acquired with deteriorated credit quality	—	375	—	1,701	534	—	37	2,647
Balance of loans collectively evaluated for impairment	190,042	339,359	60,844	22,142	822,692	372,375	18,150	1,825,604
Total period-end balance	$190,816	$341,266	$60,844	$24,145	$829,880	$380,534	$18,485	$1,845,970

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

The following tables contain information on the Company’s impaired loans, which include TDRs, discussed in more detail below, and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses (dollars in thousands).

	March 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$508	$791	$—
1-4 Family	996	1,087	—
Farmland	74	79	—
Commercial real estate	12,940	23,355	—
Total mortgage loans on real estate	14,518	25,312	—
Commercial and industrial	8,593	9,274	—
Consumer	81	94	—
Total	23,192	34,680	—

With related allowance recorded:
Commercial and industrial	3,925	9,618	468
Consumer	105	137	74
Total	4,030	9,755	542

Total loans:
Construction and development	508	791	—
1-4 Family	996	1,087	—
Farmland	74	79	—
Commercial real estate	12,940	23,355	—
Total mortgage loans on real estate	14,518	25,312	—
Commercial and industrial	12,518	18,892	468
Consumer	186	231	74
Total	$27,222	$44,435	$542

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$529	$812	$—
1-4 Family	1,995	2,081	—
Farmland	79	81	—
Commercial real estate	16,685	27,139	—
Total mortgage loans on real estate	19,288	30,113	—
Commercial and industrial	9,395	10,941	—
Consumer	55	69	—
Total	28,738	41,123	—

With related allowance recorded:
Commercial and industrial	3,926	9,618	468
Consumer	127	164	96
Total	4,053	9,782	564

Total loans:
Construction and development	529	812	—
1-4 Family	1,995	2,081	—
Farmland	79	81	—
Commercial real estate	16,685	27,139	—
Total mortgage loans on real estate	19,288	30,113	—
Commercial and industrial	13,321	20,559	468
Consumer	182	233	96
Total	$32,791	$50,905	$564

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Presented in the tables below are the average recorded investment of the impaired loans and the related amount of interest income recognized during the time within the period that the loans were impaired. The average balances are calculated based on the month-end balances of the loans during the periods reported (dollars in thousands).

	Three months ended March 31,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$511	$4	$777	$5
1-4 Family	1,013	6	1,541	9
Farmland	75	—	244	—
Commercial real estate	12,806	6	5,370	46
Total mortgage loans on real estate	14,405	16	7,932	60
Commercial and industrial	8,463	26	8,067	42
Consumer	63	—	120	—
Total	22,931	42	16,119	102

With related allowance recorded:
Commercial real estate	—	—	1,326	—
Total mortgage loans on real estate	—	—	1,326	—
Commercial and industrial	3,926	—	202	—
Consumer	108	—	177	—
Total	4,034	—	1,705	—

Total loans:
Construction and development	511	4	777	5
1-4 Family	1,013	6	1,541	9
Farmland	75	—	244	—
Commercial real estate	12,806	6	6,696	46
Total mortgage loans on real estate	14,405	16	9,258	60
Commercial and industrial	12,389	26	8,269	42
Consumer	171	—	297	—
Total	$26,965	$42	$17,824	$102

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

Loans classified as TDRs, consisted of 24 credits, totaling approximately $7.4 million at  March 31, 2022, compared to 29 credits totaling approximately $10.5 million at  December 31, 2021. At  March 31, 2022, eleven of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, seven of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, four restructured loans were considered TDRs due to principal payment forbearance paying interest only for a specified period of time, and two of the restructured loans were considered TDRs due to principal and interest payment forbearance.

As of March 31, 2022 and  December 31, 2021, none of the TDRs were in default of their modified terms and included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.

No TDRs defaulted on their modified terms during the three months ended March 31, 2022. There was one loan modified under TDR during the previous twelve month period that subsequently defaulted during the three months ended March 31, 2021.

At March 31, 2022 and  December 31, 2021, there were no available balances on loans classified as TDRs that the Company was committed to lend.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

Activity within the balances in accumulated other comprehensive income (loss) is shown in the tables below (dollars in thousands).

	Three months ended March 31,
	2022			2021
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain (loss), available for sale, net	$4,882	$(17,259)	$(12,377)	$7,493	$(1,401)	$6,092
Reclassification of realized gain on investment securities, net	(5,772)	(5)	(5,777)	(3,939)	(474)	(4,413)
Unrealized gain, transfer from available for sale to held to maturity, net	2	—	2	3	—	3
Change in fair value of interest rate swaps designated as cash flow hedges, net	3,501	3,172	6,673	(1,752)	6,065	4,313
Reclassification of realized gain on interest rate swap termination, net	(1,450)	(2,642)	(4,092)	—	—	—
Accumulated other comprehensive income (loss)	$1,163	$(16,734)	$(15,571)	$1,805	$4,190	$5,995

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its liability management, the Company utilizes pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 7.4 years. At both  March 31, 2022 and December 31, 2021 the Company had no current interest rate swap agreements, and forward starting interest rate swap agreements with a total notional amount of $60.0 million at  March 31, 2022 compared to $115.0 million at December 31, 2021, all of which were designated as cash flow hedges. The interest rate swaps were determined to be fully effective during the periods presented, and therefore no amount of ineffectiveness has been included in net income. The derivative contracts are between the Company and two counterparties. To mitigate credit risk, securities are pledged to the Company by the counterparties in an amount greater than or equal to the gain position of the derivative contracts. Conversely, securities are pledged to the counterparties by the Company in an amount greater than or equal to the loss position of the derivative contracts, if applicable.

In the first quarter of 2022, the Company voluntarily terminated interest rate swaps with a total notional amount of $55.0 million in response to market conditions and as a result of excess liquidity. Unrealized gains of $2.6 million, net of tax expense of $0.7 million, were reclassified from “Accumulated other comprehensive (loss) income” as of  March 31, 2022 and recorded as “Swap termination fee income” in noninterest income in the accompanying consolidated statements of income for the three months ended  March 31, 2022.

For the three months ended March 31, 2022, a gain of $3.2 million, net of a $0.8 million tax expense, has been recognized in “Other comprehensive (loss) income” in the accompanying consolidated statements of comprehensive (loss) income for the change in fair value of the interest rate swaps compared to a gain of $6.1 million, net of a $1.6 million tax expense, recognized for the three months ended March 31, 2021.

The fair value of the swap contracts consisted of gross assets of $3.3 million and no gross liabilities, netting to a fair value of $3.3 million recorded in “Other assets” in the accompanying consolidated balance sheet at March 31, 2022. The fair value of the swap contracts consisted of gross assets of $2.6 million and gross liabilities of $29,000, netting to a fair value of $2.6 million recorded in “Other assets” in the accompanying consolidated balance sheet at December 31, 2021. The accumulated gain of $2.6 million included in “Accumulated other comprehensive (loss) income” in the accompanying consolidated balance sheet as of March 31, 2022 would be reclassified to current earnings if the hedge transactions become probable of not occurring. The Company expects the hedges to remain fully effective during the remaining term of the swap contracts.

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”). The Company did not recognize any gains or losses in other operating income resulting from fair value adjustments of these swap agreements during the three months ended March 31, 2022 and 2021.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data, management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted. At March 31, 2022 and  December 31, 2021, the majority of our level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2022
Assets:
Obligations of U.S. government agencies and corporations	$20,660	$—	$20,660	$—
Obligations of state and political subdivisions	26,900	—	10,888	16,012
Corporate bonds	25,157	—	24,652	505
Residential mortgage-backed securities	265,295	—	265,295	—
Commercial mortgage-backed securities	75,765	—	75,765	—
Equity securities	1,609	1,609	—	—
Derivative financial instruments	3,270	—	3,270	—
Total assets	$418,656	$1,609	$400,530	$16,517

December 31, 2021
Assets:
Obligations of U.S. government agencies and corporations	$21,268	$—	$21,268	$—
Obligations of state and political subdivisions	32,585	—	10,471	22,114
Corporate bonds	27,667	—	27,179	488
Residential mortgage-backed securities	199,904	—	199,904	—
Commercial mortgage-backed securities	74,085	—	74,085	—
Equity securities	1,810	1,810	—	—
Derivative financial instruments	2,599	—	2,599	—
Total assets	$359,918	$1,810	$335,506	$22,602

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the three months ended March 31, 2022 and 2021 (dollars in thousands).

	Obligations of State and
	Political Subdivisions	Corporate Bonds
Balance at December 31, 2021	$22,114	$488
Realized gains (losses) included in earnings	—	—
Unrealized (losses) gains included in other comprehensive (loss) income	(1,077)	17
Purchases	—	—
Sales	—	—
Maturities, prepayments, and calls	(25)	—
Transfers into level 3	—	—
Transfers out of level 3	(5,000)	—
Balance at March 31, 2022	$16,012	$505

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

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at March 31, 2022 and  December 31, 2021. For the three months ended March 31, 2022 and 2021, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of level 3 assets measured at fair value on a recurring basis at March 31, 2022 or December 31, 2021 (dollars in thousands):

	Estimated
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts
March 31, 2022
Obligations of state and political subdivisions	$16,012	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 5%
Corporate bonds	505	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0%

December 31, 2021
Obligations of state and political subdivisions	$22,114	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 2%
Corporate bonds	488	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	2%

(1) Fair values determined through valuation analysis using coupon, yield (discount margin), liquidity and expected repayment dates.

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of December 31, 2021. There were no assets measured on a nonrecurring basis at March 31, 2022, and there were no liabilities measured on a nonrecurring basis at March 31, 2022 or December 31, 2021 (dollars in thousands).

	Estimated				Weighted Average
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Discount
December 31, 2021
Impaired loans	$12,703	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	10% - 100%	60%

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	March 31, 2022
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$91,475	$91,475	$91,475	$—	$—
Federal funds sold	130	130	130	—	—
Investment securities	423,703	423,677	—	400,359	23,318
Equity securities	17,904	17,904	1,609	16,295	—
Loans, net of allowance	1,856,356	1,860,269	—	—	1,860,269
Derivative financial instruments	3,270	3,270	—	3,270	—

Financial liabilities:
Deposits, noninterest-bearing	$614,416	$614,416	$—	$614,416	$—
Deposits, interest-bearing	1,571,588	1,467,995	—	—	1,467,995
Repurchase agreements	1,305	1,305	—	1,305	—
FHLB long-term advances	78,500	71,524	—	—	71,524
Junior subordinated debt	8,420	8,420	—	—	8,420
Subordinated debt	43,600	39,195	—	39,195	—

	December 31, 2021
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$96,541	$96,541	$96,541	$—	$—
Federal funds sold	500	500	500	—	—
Investment securities	365,764	366,236	—	336,357	29,879
Equity securities	16,803	16,803	1,810	14,993	—
Loans, net of allowance	1,851,153	1,866,657	—	—	1,866,657
Loans held for sale	620	625	—	—	625
Derivative financial instruments	2,599	2,599	—	2,599	—

Financial liabilities:
Deposits, noninterest-bearing	$585,465	$585,465	$—	$585,465	$—
Deposits, interest-bearing	1,534,801	1,538,052	—	—	1,538,052
Repurchase agreements	5,783	5,783	—	5,783	—
FHLB long-term advances	78,500	77,229	—	—	77,229
Junior subordinated debt	8,384	8,384	—	—	8,384
Subordinated debt	43,600	38,545	—	38,545	—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. INCOME TAXES

The income tax expense and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended March 31,
	2022	2021
Income tax expense	$2,600	$1,430
Effective tax rate	20.5%	21.1%

For the three month period ended March 31, 2022, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and bank owned life insurance. For the three month period ended March 31, 2021, the effective tax rate differs from the statutory tax rate of 21% primarily due to an increase in state taxes and the impact of share-based compensation.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments was $0.7 million at both  March 31, 2022 and  December 31, 2021 and is included in "Accrued taxes and other liabilities" in the consolidated balance sheets.

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

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	March 31, 2022	December 31, 2021
Loan commitments	$368,056	$349,701
Standby letters of credit	15,965	18,259

Additionally, at March 31, 2022, the Company had unfunded commitments of $1.9 million for its investment in Small Business Investment Company qualified funds.

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

Quantitative information regarding the Company’s operating leases is presented below as of and for the three months ended March 31, 2022 and 2021 (dollars in thousands).

	March 31,
	2022	2021
Total operating lease cost	$152	$152
Weighted-average remaining lease term (in years)	7.6	8.4
Weighted-average discount rate	2.9%	2.8%

At  March 31, 2022, the Company’s lease ROU assets and related lease liabilities were $3.2 million and $3.3 million, respectively, and have remaining terms ranging from 2 to 10 years, including extension options if the Company is reasonably certain they will be exercised.

Future minimum lease payments due under non-cancelable operating leases at March 31, 2022 are presented below (dollars in thousands).

2022	$448
2023	595
2024	515
2025	476
2026	339
Thereafter	1,354
Total	$3,727

At March 31, 2022, the Company had not entered into any material leases that have not yet commenced.

The Bank owns its corporate headquarters building, the first floor of which is occupied by multiple tenants. All tenant leases are operating leases. The Bank, as lessor, recognized lease income of $85,000 and $79,000 for the three month periods ended March 31, 2022 and 2021, respectively.

NOTE 12. SUBSEQUENT EVENTS

On April 6, 2022, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) with certain institutional accredited investors and qualified institutional buyers (the “Purchasers”) under which the Company issued an aggregate of $20.0 million in aggregate principal amount of its 5.125% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “Notes”) to the Purchasers at a price equal to 100% of the aggregate principal amount of the Notes. The Purchase Agreement contained certain customary representations, warranties and covenants made by the Company, on the one hand, and the Purchasers, severally and not jointly, on the other hand. The Notes were offered and sold in reliance on the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

The Notes were issued under an indenture, dated April 6, 2022 (the “Indenture”), by and among the Company and UMB Bank, National Association, as trustee (the “Trustee”). The Trustee will also serve as the initial paying agent and registrar with respect to the Notes.

The Notes have a stated maturity date of April 15, 2032 and will bear interest at a fixed rate of 5.125% per year from and including April 6, 2022 to but excluding April 15, 2027 or earlier redemption date. From April 15, 2027 to but excluding the stated maturity date or earlier redemption date, the Notes will bear interest a floating rate equal to the then current three-month term secured overnight financing rate (“SOFR”), plus 277 basis points. As provided in the Notes, the interest rate on the Notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR. The Notes may be redeemed by the Company, in whole or in part, on or after April 15, 2027 or, in whole but not in part, under certain other limited circumstances set forth in the Indenture. Any redemption by the Company would be at a redemption price equal to 100% of the principal balance being redeemed, together with any accrued and unpaid interest to the date of redemption.

Principal and interest on the Notes are subject to acceleration only in limited circumstances in the case of certain bankruptcy and insolvency-related events with respect to the Company. The Notes are the unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s current and future senior indebtedness and to the Company’s obligations to its general creditors. The Notes are intended to qualify as tier 2 capital for regulatory purposes.

On April 6, 2022, in connection with the issuance of the Notes, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company has agreed to take steps, within certain time periods following the closing specified in the Purchase Agreement, to provide for the exchange of the Notes for subordinated notes that are registered with the Securities and Exchange Commission (the “SEC”) and have substantially the same terms as the Notes. Among other things, the Company has agreed to use its commercially reasonable efforts to file an exchange offer registration statement with the SEC not later than 60 days following the closing of the sale of the Notes and to complete the exchange offer within 45 days after the effectiveness of the registration statement. Under certain circumstances, if the Company fails to meet its obligations under the Registration Rights Agreement, it would be required to pay additional interest to the holders of the Notes.

The Company expects to utilize the net proceeds from the sale of the Notes to refinance the Company’s subordinated debt securities issued in 2017, for possible share repurchases and general corporate purposes.

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

•	changes in the scope and costs of FDIC insurance and other coverages;

•	governmental monetary and fiscal policies, including the potential for the Federal Reserve Board to raise target interest rates multiple times during 2022;

•

hurricanes, tropical storms and tropical depressions, floods, winter storms, other natural disasters and adverse weather; oil spills and other man-made disasters, which have affected and may affect in the future the Company’s market areas; acts of terrorism, an outbreak or intensifying of hostilities including the war in Ukraine or other international or domestic calamities, acts of God and other matters beyond our control; and

•	other circumstances, many of which are beyond our control.

These factors should not be construed as exhaustive. Additional information on these and other risk factors can be found in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022 (the “Annual Report”) and in Part II Item 1A. “Risk Factors” of this report.

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

Company Overview

This section presents management’s perspective on the consolidated financial condition and results of operations of the Company and its wholly-owned subsidiary, Investar Bank, National Association (the “Bank”). The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included herein, and the audited consolidated financial statements for the year ended December 31, 2021, including the notes thereto, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Through our wholly-owned subsidiary, the Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals and small to medium-sized businesses in our primary areas of operation in south Louisiana including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding metropolitan areas, in southeast Texas, including Houston and its surrounding metropolitan areas, and Alice and Victoria, Texas, in west Alabama, including York and its surrounding area, and east Alabama, including Oxford and its surrounding area. The Bank commenced operations in 2006, and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter and its name changed to Investar Bank, National Association.

Our strategy includes organic growth through high quality loans and growth through acquisitions, including whole-bank acquisitions and strategic branch acquisitions. We currently operate 23 full service branches in Louisiana, four full service branches in Texas, and six full service branches in Alabama. We have completed seven whole-bank acquisitions since 2011 and regularly review acquisition opportunities. We continue to enhance our online banking platform and plan to continue to introduce new technologies, with the goal of delivering products and services more efficiently with fewer branches and people. We closed two branches in 2021 and will close an additional two branches in the second quarter of 2022. In the first quarter of 2022, we sold one of the branches that closed in 2021 as well as two tracts of land that we held for future branch locations.

Our principal business is lending to and accepting deposits from individuals, professionals and small to medium-sized businesses in our areas of operation. We generate our income principally from interest on loans and, to a lesser extent, our securities investments, as well as from fees charged in connection with our various loan and deposit services and gains on the sale securities. Our principal expenses are interest expense on interest-bearing customer deposits and borrowings, salaries, employee benefits, occupancy costs, data processing and other operating expenses and, depending on our level of acquisition activity in a period, may also include acquisition expense. We measure our performance through our net interest margin, return on average assets, and return on average equity, among other metrics, while seeking to maintain appropriate regulatory leverage and risk-based capital ratios.

Certain Events That Affect Quarter-over-Quarter Comparability

Acquisitions. On April 1, 2021, the Company completed the acquisition of Cheaha Financial Group, Inc. (“Cheaha”), headquartered in Oxford, Alabama, and its wholly-owned subsidiary, Cheaha Bank. All of the issued and outstanding shares of Cheaha were converted into aggregate cash merger consideration of $41.1 million. On the date of the acquisition, Cheaha had total assets with a fair value of $240.8 million, including $120.4 million in loans, and $207.0 million in deposits, and served the residents of Calhoun County, Alabama through four branch locations. The Company recorded a core deposit intangible and goodwill of $0.8 million and $11.9 million, respectively, related to the acquisition of Cheaha.

Branches. We closed one branch location in Prairieville, Louisiana in April 2021 and one location in Dickinson, Texas in October 2021. Two additional branch locations, one in our Baton Rouge market and one in our Lake Charles market, will close in the second quarter of 2022. We do not expect to open de novo branches during the remainder of 2022.

COVID-19 Pandemic. The COVID-19 pandemic and related governmental control measures severely disrupted financial markets and overall economic conditions in 2020 and 2021. While the impact of the pandemic and the associated uncertainties remain in 2022, there has been significant progress made with COVID-19 vaccination levels, which has resulted in the easing of restrictive measures in the United States. At the same time, many industries have been experiencing supply chain disruptions and labor shortages. Inflation has also increased significantly, including oil and gas prices which have also risen significantly due to the war in Ukraine. We cannot predict the extent to which individuals may decide to restrict their activities as a result of evolving pandemic developments, the extent to which governments may reinstitute certain restrictions, nor what future impact evolving pandemic developments may have on the economy or our business.

Federal Funds Target Rate. On March 16, 2022, the Federal Reserve raised the federal funds target rate by 25 basis points to 0.25% to 0.50%. During first-quarter 2021, the federal funds target rate was 0% to 0.25%

Overview of Financial Condition and Results of Operations

For the three months ended March 31, 2022, net income was $10.1 million, or $0.98 and $0.97 per basic and diluted common share, respectively, compared to net income of $5.4 million, or $0.51 per basic and diluted common share for the three months ended March 31, 2021. Net income increased primarily due to an increase in noninterest income, which was driven by $3.3 million in swap termination fee income, and a decrease in interest expense, which was driven by a 38 basis point decrease in our cost of deposits. We also recorded a negative provision for loan losses of $0.4 million in the three months ended March 31, 2022 as a result of net recoveries of $0.7 million, compared to a $0.4 million provision for loan losses in the three months ended March 31, 2021. At March 31, 2022, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations. Other key components of our performance for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021 are summarized below.

●	For the three months ended March 31, 2022, our net interest margin was 3.75% compared to 3.64% for the three months ended March 31, 2021.

●

Return on average assets increased to 1.60% for the three months ended March 31, 2022 compared to 0.92% for the three months ended March 31, 2021. Return on average equity was 16.64% for the three months ended March 31, 2022 compared to 8.79% for the three months ended March 31, 2021.

●

Total loans increased $5.4 million, or 0.3%, to $1.88 billion at March 31, 2022 compared to $1.87 billion at December 31, 2021. Excluding PPP loans with a total balance of $13.2 million and $23.3 million at March 31, 2022 and December 31, 2021, respectively, loans increased $15.6 million, or 0.8%, at March 31, 2022 compared to December 31, 2021.

●

Total deposits increased $65.7 million, or 3.1%, to $2.19 billion at March 31, 2022, compared to $2.12 billion at December 31, 2021. Noninterest-bearing deposits increased $29.0 million, or 4.9%, to $614.4 million at March 31, 2022, compared to $585.5 million at December 31, 2021.

●

Deposit mix improved during the first quarter of 2022. Noninterest-bearing deposits as a percentage of total deposits increased to 28.1% at March 31, 2022 compared to 27.6% at December 31, 2021. Time deposits as a percentage of total deposits decreased to 18.4% at March 31, 2022, compared to 21.1% at December 31, 2021.

●

During the three months ended March 31, 2022, the Company paid $1.5 million to repurchase 77,248 shares of its common stock, compared to paying $6.7 million to repurchase 225,950 shares of its common stock during the three months ended March 31, 2021. On April 21, 2022, the board of directors approved an additional 400,000 shares of the Company’s common stock for repurchase.

Subsequent to the end of the first quarter of 2022, we announced the completion of a private placement of $20.0 million in aggregate principal amount of our 5.125% Fixed-to-Floating Subordinated Notes due 2032 (the “2032 Notes”). We expect to utilize the net proceeds from the sale of the 2032 Notes to refinance our 2017 issuance of subordinated debt securities, for possible share repurchases and for general corporate purposes.

Discussion and Analysis of Financial Condition

Loans

General. Loans, excluding loans held for sale, constitute our most significant asset, comprising 73% and 74% of our total assets at March 31, 2022 and December 31, 2021, respectively. Total loans increased $5.4 million, or 0.3%, to $1.88 billion at March 31, 2022 compared to $1.87 billion at December 31, 2021. The increase in loans was primarily the result of organic growth.

Beginning in the second quarter of 2020, the Bank has participated as a lender in the Paycheck Protection Program (“PPP”) as established by the CARES Act. At March 31, 2022, the balance, net of repayments, of the Bank’s PPP loans originated was $13.2 million, compared to $23.3 million at December 31, 2021, and is included in the commercial and industrial loan portfolio. Eighty-seven percent of the total number of PPP loans we have originated have principal balances of $150,000 or less. At March 31, 2022, approximately 92% of the total balance of PPP loans originated have been forgiven by the SBA or paid off by the customer. Excluding PPP loans with a total balance of $13.2 million and $23.3 million at March 31, 2022 and December 31, 2021, respectively, loans increased $15.6 million, or 0.8%, at March 31, 2022 compared to December 31, 2021.

The table below sets forth the balance of loans outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	March 31, 2022		December 31, 2021
		Percentage of		Percentage of
	Amount	Total Loans	Amount	Total Loans
Construction and development	$201,222	10.7%	$203,204	10.9%
1-4 Family	367,520	19.6	364,307	19.4
Multifamily	52,500	2.8	59,570	3.2
Farmland	18,296	1.0	20,128	1.1
Commercial real estate
Owner-occupied	436,763	23.3	460,205	24.6
Nonowner-occupied	471,447	25.1	436,172	23.3
Total mortgage loans on real estate	1,547,748	82.5	1,543,586	82.5
Commercial and industrial	314,093	16.7	310,831	16.6
Consumer	15,603	0.8	17,595	0.9
Total loans	1,877,444	100%	1,872,012	100%
Loans held for sale	—		620
Total gross loans	$1,877,444		$1,872,632

At March 31, 2022, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $750.9 million, a decrease of $20.2 million, or 2.6%, compared to $771.0 million at December 31, 2021. The decrease in the business lending portfolio was driven by the forgiveness of PPP loans and a large prepayment from one of our owner-occupied commercial real estate loan relationships.

Our focus on a relationship-driven banking strategy and hiring of experienced commercial lenders are the primary reasons we experienced our largest organic loan growth in the commercial real estate portfolio. We have increased our emphasis on commercial real estate loans and commercial and industrial loans.

The following table sets forth loans outstanding at March 31, 2022, excluding loans held for sale, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$137,917	$30,573	$20,881	$8,673	$3,178	$201,222
1-4 Family	53,340	77,916	48,630	28,464	159,170	367,520
Multifamily	16,182	31,471	3,337	393	1,117	52,500
Farmland	5,654	7,433	5,004	205	—	18,296
Commercial real estate
Owner-occupied	38,099	108,835	177,537	103,552	8,740	436,763
Nonowner-occupied	64,509	220,695	148,220	37,799	224	471,447
Total mortgage loans on real estate	315,701	476,923	403,609	179,086	172,429	1,547,748
Commercial and industrial	140,824	83,774	54,720	28,010	6,765	314,093
Consumer	3,737	9,934	1,550	378	4	15,603
Total loans	$460,262	$570,631	$459,879	$207,474	$179,198	$1,877,444

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2022 and December 31, 2021, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

Our loan portfolio, excluding loans held for sale, includes loans to businesses in certain industries that may be more significantly affected by the pandemic than others. These loans, including loans related to oil and gas, food services, hospitality, and entertainment, represented approximately 5.5% of our total loan portfolio, or 5.4% excluding PPP loans, at March 31, 2022, compared to 5.6% of our total portfolio, or 5.4% excluding PPP loans, at December 31, 2021, as shown in the table below.

Industry	Percentage of Loan Portfolio March 31, 2022	Percentage of Loan Portfolio March 31, 2022 (excluding PPP loans)	Percentage of Loan Portfolio December 31, 2021	Percentage of Loan Portfolio December 31, 2021 (excluding PPP loans)
Oil and gas	2.0%	2.0%	2.2%	2.1%
Food services	2.4	2.3	2.3	2.2
Hospitality	0.5	0.5	0.5	0.5
Entertainment	0.6	0.6	0.6	0.6
Total	5.5%	5.4%	5.6%	5.4%

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 16% of our total assets and totaled $423.7 million at March 31, 2022, an increase of $57.9 million, or 15.8%, from $365.8 million at December 31, 2021. The increase in investment securities at March 31, 2022 compared to December 31, 2021 resulted from increases in investments in residential mortgage-backed securities, slightly offset by a decrease in investments in obligations of political and state subdivisions.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	March 31, 2022		December 31, 2021
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of U.S. government agencies and corporations	$20,660	4.9%	$21,268	5.8%
Obligations of state and political subdivisions	33,686	8.0	39,495	10.8
Corporate bonds	25,157	5.9	27,667	7.6
Residential mortgage-backed securities	268,435	63.3	203,249	55.6
Commercial mortgage-backed securities	75,765	17.9	74,085	20.2
Total	$423,703	100%	$365,764	100%

The investment portfolio consists of available for sale (“AFS”) and held to maturity (“HTM”) securities. We classify debt securities as HTM if management has the positive intent and ability to hold the securities to maturity. HTM debt securities are stated at amortized cost. Securities not classified as HTM are classified as AFS. The carrying values of the Company’s AFS securities are adjusted for unrealized gains or losses as valuation allowances, and any gains or losses are reported on an after-tax basis as a component of other comprehensive income. Any expected credit loss due to the inability to collect all amounts due according to the security’s contractual terms is recognized as a charge against earnings. Any remaining unrealized loss related to other factors would be recognized in other comprehensive income, net of taxes.

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at March 31, 2022 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$870	5.88%	$1,875	5.88%	$4,041	3.59%	$—	—%
Residential mortgage-backed securities	—	—	—	—	—	—	3,140	3.00
Available for sale:
Obligations of U.S. government agencies and corporations	—	—	2,756	2.71	17,931	2.30	—	—
Obligations of state and political subdivisions	280	3.00	1,006	2.80	9,764	2.43	16,821	3.49
Corporate bonds	—	—	7,449	1.99	15,026	3.73	4,000	2.69
Residential mortgage-backed securities	—	—	—	—	2,047	2.11	280,679	2.04
Commercial mortgage-backed securities	—	—	2,251	2.59	3,241	1.73	73,508	1.86
	$1,150		$15,337		$52,050		$378,148

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at March 31, 2022 and December 31, 2021 (dollars in thousands).

	March 31, 2022		December 31, 2021
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$614,416	28.1%	$585,465	27.6%
Interest-bearing demand deposits	710,914	32.5	650,868	30.7
Money market deposit accounts	276,112	12.6	255,501	12.1
Savings accounts	182,532	8.4	180,837	8.5
Time deposits	402,030	18.4	447,595	21.1
Total deposits	$2,186,004	100%	$2,120,266	100%

Total deposits were $2.19 billion at March 31, 2022, an increase of $65.7 million, or 3.1%, compared to $2.12 billion at December 31, 2021. The increase is due to organic growth, partially offset by a decrease in time deposits.

The COVID-19 pandemic has created a significant amount of excess liquidity in the market, and, as a result, we experienced large increases in both noninterest and interest-bearing demand deposits, and in money market deposit accounts compared to December 31, 2021. These increases were primarily driven by reduced spending by consumer and business customers as well as organic growth.

Our deposit mix has improved and reflects our consistent focus on relationship banking and growing our commercial relationships, as well as the effects of the pandemic on consumer and business spending. From December 31, 2021 to March 31, 2022, noninterest-bearing deposits as a percentage of total deposits has increased while time deposits as a percentage of total deposits has decreased.

Borrowings

At March 31, 2022, total borrowings include securities sold under agreements to repurchase, federal funds purchased, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bank and The Independent Bankers Bank totaling $60.0 million, subordinated debt issued in 2017 and 2019, and junior subordinated debentures assumed through acquisitions.

Securities sold under agreements to repurchase decreased $4.5 million to $1.3 million at March 31, 2022 from $5.8 million at December 31, 2021. Our advances from the FHLB were $78.5 million at March 31, 2022 and December 31, 2021.

We had no outstanding balances drawn on unsecured lines of credit at March 31, 2022 or December 31, 2021. The carrying value of the subordinated debt was $43.0 million at March 31, 2022 and December 31, 2021. The $8.4 million in junior subordinated debt at March 31, 2022 and December 31, 2021 represent the junior subordinated debentures that we assumed through acquisitions.

The average balances and cost of funds of short-term borrowings for the three months ended March 31, 2022 and 2021 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Federal funds purchased and other short-term borrowings	$52	$6,599	0.66%	0.17%
Securities sold under agreements to repurchase	5,564	4,808	0.15	0.20
Total short-term borrowings	$5,616	$11,407	0.15%	0.18%

The main source of our short-term borrowings are advances from the FHLB. The rate charged for these advances is directly tied to the Federal Reserve Bank’s federal funds target rate. On March 3, 2020, the Federal Reserve lowered the federal funds target rate to 1.00 to 1.25%, which the Federal Reserve stated was in response to the evolving risks to economic activity posed by the coronavirus. As the coronavirus spread and was declared a pandemic, the Federal Reserve further reduced the federal funds target rate to 0 to 0.25% on March 15, 2020. On March 16, 2022, the Federal Reserve raised the federal funds target rate by 25 basis points to 0.25% to 0.50%.

For a description of our subordinated notes outstanding at March 31, 2022, see our Annual Report, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discussion and Analysis of Financial Condition - Borrowings - 2029 Notes and 2027 Notes” and Note 11 to the financial statements included in such report.

On April 6, 2022, we entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors and qualified institutional buyers (the “Purchasers”) under which we issued an aggregate of $20.0 million in aggregate principal amount of our 2032 Notes to the Purchasers at a price equal to 100% of the aggregate principal amount of the 2032 Notes. We intend to use the net proceeds to refinance our 2017 issuance of subordinated debt securities, for possible share repurchases, and for general corporate purposes. For additional information, see Note 12 to the financial statements included in this report.

Results of Operations

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

Three months ended March 31, 2022 vs. three months ended March 31, 2021. Net interest income increased 11.1% to $21.8 million for the three months ended March 31, 2022 compared to $19.6 million for the same period in 2021. This increase is primarily due to the decrease in the cost of deposits compared to the same period in 2021, and prepayment penalty fees of $0.6 million as one of our large commercial loan relationships prepaid. Average interest-bearing deposits increased approximately $92.1 million for the three months ended March 31, 2022 compared to the same period in 2021, but we experienced a $1.3 million decrease in interest expense, discussed in more detail below. The increase in average interest-bearing deposits resulted from organic growth and growth through the acquisition of Cheaha. The organic growth experienced was partially driven by reduced consumer and business spending related to the pandemic as well as increases in PPP borrowers’ deposit accounts. There was also a $5.5 million increase in average loans, primarily due to the acquisition of Cheaha, compared to the same period in 2021, which drove a $0.9 million increase in interest income, also discussed in more detail below.

Interest income was $23.9 million, including $0.4 million of interest and fees for PPP loans and $0.6 million of prepayment penalty fees, for the three months ended March 31, 2022, compared to $23.0 million, including $1.4 million of interest and fees for PPP loans, for the same period in 2021. Loan interest income made up substantially all of our interest income for the three months ended March 31, 2022 and 2021. An increase in interest income of $0.7 million can be attributed to the change in the volume of interest-earning assets, and an increase of $0.2 million can be attributed to an increase in the yield earned on those assets. Prepayment penalty fees of $0.6 million recognized as loan fees during the quarter ended March 31, 2022 added 12 basis points to the yield on the loan portfolio. The overall yield on interest-earning assets was 4.10% and 4.26% for the three months ended March 31, 2022 and 2021, respectively. The loan portfolio yielded 4.73% and 4.72% for the three months ended March 31, 2022 and March 31, 2021, respectively, while the yield on the investment portfolio was 1.90% for the three months ended March 31, 2022 compared to 1.65% for the three months ended March 31, 2021. The decrease in the overall yield on interest-earning assets compared to the quarter ended March 31, 2021 was driven by excess liquidity and a reduction in the yield earned on the excess funds.

Interest expense was $2.0 million for the three months ended March 31, 2022, a decrease of $1.3 million compared to interest expense of $3.3 million for the three months ended March 31, 2021. A decrease in interest expense of $0.2 million resulted from the change in volume of interest-bearing liabilities and a decrease of $1.1 million resulted from the decrease in the cost of interest-bearing liabilities, primarily time deposits. Average interest-bearing liabilities increased approximately $88.9 million for the three months ended March 31, 2022 compared to the same period in 2021 mainly as a result of a $92.1 million increase in interest-bearing deposits, while average short- and long-term debt decreased by $3.3 million. The cost of deposits decreased 38 basis points to 0.25% for the three months ended March 31, 2022 compared to 0.63% for the three months ended March 31, 2021 as a result of the decrease in the rates offered for our all of our interest-bearing deposit products, which are driven by the federal funds target rate. The cost of interest-bearing liabilities decreased 35 basis points to 0.48% for the three months ended March 31, 2022 compared to 0.83% for the same period in 2021, due to the decrease in the cost of both deposits and short-term borrowings.

Net interest margin was 3.75% for the three months ended March 31, 2022, an increase of 11 basis points from 3.64% for the three months ended March 31, 2021. The increase in net interest margin was primarily driven by a 38 basis point decrease in the cost of deposits partially offset by a 16 basis point decrease in the yield on interest-earning assets.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended March 31, 2022 and 2021. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended March 31,
	2022			2021
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,862,775	$21,726	4.73%	$1,857,272	$21,627	4.72%
Securities:
Taxable	395,828	1,814	1.86	270,040	1,039	1.56
Tax-exempt	22,248	141	2.58	20,228	140	2.81
Interest-earning balances with banks	77,461	186	0.97	38,313	163	1.72
Total interest-earning assets	2,358,312	23,867	4.10	2,185,853	22,969	4.26
Cash and due from banks	44,900			30,335
Intangible assets	43,928			32,112
Other assets	134,491			126,750
Allowance for loan losses	(20,800)			(20,546)
Total assets	$2,560,831			$2,354,504
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$965,574	$339	0.14%	$736,502	$685	0.38%
Brokered deposits	3,188	2	0.27	83,832	209	1.01
Savings deposits	180,568	21	0.05	146,078	66	0.19
Time deposits	427,313	614	0.58	518,103	1,342	1.05
Total interest-bearing deposits	1,576,643	976	0.25	1,484,515	2,302	0.63
Short-term borrowings	5,616	2	0.15	11,407	6	0.18
Long-term debt	129,904	1,068	3.33	127,364	1,027	3.27
Total interest-bearing liabilities	1,712,163	2,046	0.48	1,623,286	3,335	0.83
Noninterest-bearing deposits	586,556			466,531
Other liabilities	15,803			17,451
Stockholders’ equity	246,309			247,236
Total liabilities and stockholders’ equity	$2,560,831			$2,354,504
Net interest income/net interest margin		$21,821	3.75%		$19,634	3.64%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

	Three months ended March 31, 2022 vs.
	Three months ended March 31, 2021
	Volume	Rate	Net(1)
Interest income:
Loans	$65	$34	$99
Securities:
Taxable	483	291	774
Tax-exempt	14	(12)	2
Interest-earning balances with banks	166	(143)	23
Total interest-earning assets	728	170	898
Interest expense:
Interest-bearing demand deposits	213	(559)	(346)
Brokered deposits	(201)	(6)	(207)
Savings deposits	16	(62)	(46)
Time deposits	(235)	(492)	(727)
Short-term borrowings	(3)	—	(3)
Long-term debt	20	20	40
Total interest-bearing liabilities	(190)	(1,099)	(1,289)
Change in net interest income	$918	$1,269	$2,187

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Noninterest Income

Noninterest income includes, among other things, fees generated from our deposit services, gain on call or sale of investment securities, fixed assets and other real estate owned, swap termination fee income, servicing fees and fee income on serviced loans, interchange fees, income from bank owned life insurance, and changes in the fair value of equity securities. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.

Three months ended March 31, 2022 vs. three months ended March 31, 2021. Total noninterest income increased $3.5 million, or 148.0%, to $5.9 million for the three months ended March 31, 2022 compared to $2.4 million for the three months ended March 31, 2021. The increase in noninterest income is mainly attributable to increases of $3.3 million in swap termination fee income and $0.4 million in gain on sale or disposition of fixed assets, partially offset by a $0.6 million decrease in the gain on call or sale of investment securities compared to the three months ended March 31, 2021. The gain on sale or disposition of fixed assets resulted from our sale of two tracts of land that we held for future branch locations.

Swap termination fees were recorded when we voluntarily terminated a number of interest rate swap agreements during the first quarter of 2022 in response to market conditions and as a result of excess liquidity. In the past few years, we have entered into multiple forward starting pay-fixed interest rate swap agreements to manage exposure against the variability in expected future cash flows, in anticipation of rising rates. However, the borrowings required by the swap agreements provide excess liquidity and put downward pressure on the yield on our interest-earning assets and net interest margin. We elected to terminate a number of swap contracts that became effective in the first quarter of 2022 or would be effective in the second quarter of 2022 to avoid additional excess liquidity and net interest margin compression. We had forward starting interest rate swap contracts with a total notional amount of $60 million as of March 31, 2022.

Noninterest Expense

Three months ended March 31, 2022 vs. three months ended March 31, 2021. Total noninterest expense was $15.4 million for the three months ended March 31, 2022, an increase of $0.6 million, or 4.2%, compared to the same period in 2021. The increase is primarily attributable to a $0.4 million increase in other operating expenses and $0.3 million increase in salaries and employee benefits. The increase in other operating expenses was driven by an increase in collection and repossession expenses, the majority of which is related to one impaired loan relationship. The increase in salaries and employee benefits is primarily attributable to the acquisition of Cheaha on April 1, 2021, which added four branch locations and related staff.

Income Tax Expense

Income tax expense for the three months ended March 31, 2022 and 2021 was $2.6 million and $1.4 million, respectively. The effective tax rate for the three months ended March 31, 2022 and 2021 was 20.5% and 21.1%, respectively.

For the three months ended March 31, 2022, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and bank owned life insurance. For the three months ended March 31, 2021, the effective tax rate differs from the statutory tax rate of 21% primarily due an increase in state taxes and the impact of share-based compensation.

Risk Management

The primary risks associated with our operations are credit, interest rate and liquidity risk. Higher inflation also presents risk. Credit, inflation and interest rate risk are discussed below, while liquidity risk is discussed in this section under the heading Liquidity and Capital Resources below.

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

At March 31, 2022 and December 31, 2021, there were no loans classified as loss. There was $0.5 million of loans classified as doubtful at March 31, 2022, compared to $0.7 million at December 31, 2021. At March 31, 2022 and December 31, 2021, there were $36.6 million and $46.8 million, respectively, of loans classified as substandard, and $5.7 million and $7.3 million, respectively, of loans classified as special mention.

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

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by type. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $21.1 million and $20.9 million at March 31, 2022 and December 31, 2021, respectively.

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

Impaired loans at March 31, 2022, which include TDRs and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses, were $27.2 million compared to $32.8 million at December 31, 2021. At March 31, 2022 and December 31, 2021, $0.5 million and $0.6 million, respectively, of the allowance for loan losses was specifically allocated to impaired loans.

The provision for loan losses is a charge to expense in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the three months ended March 31, 2022 and 2021, the provision for loan losses was negative $0.4 million and $0.4 million, respectively. The negative provision for loan losses for the three months ended March 31, 2022 was driven by net recoveries of $0.7 million in the loan portfolio during the quarter.

Acquired loans that are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. Because ASC 310-30 does not permit carry over or recognition of an allowance for loan losses, we may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses if future cash flows deteriorate below initial projections. There was no provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 for the three months ended March 31, 2022 and 2021.

The following table presents the allocation of the allowance for loan losses by loan category and the percentage of loans in each loan category to total loans as of the dates indicated (dollars in thousands).

	March 31, 2022		December 31, 2021
	Allowance for Loan Losses	% of Loans in each Category to Total Loans	Allowance for Loan Losses	% of Loans in each Category to Total Loans
Mortgage loans on real estate:
Construction and development	$2,408	10.7%	$2,347	10.9%
1-4 Family	3,404	19.6	3,337	19.4
Multifamily	590	2.8	673	3.2
Farmland	342	1.0	383	1.1
Commercial real estate	9,669	48.4	9,354	47.9
Commercial and industrial	4,356	16.7	4,411	16.6
Consumer	319	0.8	354	0.9
Total	$21,088	100%	$20,859	100%

The following table presents the amount of the allowance for loan losses allocated to each loan category as a percentage of total loans as of the dates indicated (dollars in thousands).

	March 31, 2022	December 31, 2021
Mortgage loans on real estate:
Construction and development	0.13%	0.12%
1-4 Family	0.18	0.18
Multifamily	0.03	0.04
Farmland	0.02	0.02
Commercial real estate	0.51	0.50
Commercial and industrial	0.23	0.23
Consumer	0.02	0.02
Total	1.12%	1.11%

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

The table below reflects the activity in the allowance for loan losses and key ratios for the periods indicated (dollars in thousands).

	Three months ended March 31,
	2022	2021
Allowance at beginning of period	$20,859	$20,363
Provision for loan losses	(449)	400
Net recoveries (charge-offs)	678	(340)
Allowance at end of period	$21,088	$20,423
Total loans - period end	1,877,444	1,845,970
Nonaccrual loans - period end	25,641	13,166

Key ratios:
Allowance for loan losses to total loans - period end	1.12%	1.11%
Allowance for loan losses to nonaccrual loans - period end	82.24%	155.12%
Nonaccrual loans to total loans - period end	1.37%	0.71%

The allowance for loan losses to total loans increased to 1.12% at March 31, 2022 compared to 1.11% at March 31, 2021, while the allowance for loan losses to nonaccrual loans ratio decreased to 82% at March 31, 2022 compared to 155% at March 31, 2021. The increase in the allowance for loan losses to total loans at March 31, 2022 is primarily due to the increase in the allowance for loan losses compared to March 31, 2021. The decrease in the allowance for loan losses to nonaccrual loans is due to the increase in nonaccrual loans primarily due to one loan relationship impacted by Hurricane Ida. Nonaccrual loans were $25.6 million, or 1.37% of total loans, at March 31, 2022, an increase of $12.5 million compared to $13.2 million, or 0.71% of total loans at March 31, 2021.

The following table presents the allocation of net (charge-offs) recoveries by loan category for the periods indicated (dollars in thousands).

	Three months ended March 31,
	2022			2021
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs to Average Loans
Mortgage loans on real estate:
Construction and development	$16	$208,768	(0.01)%	$10	$194,531	(0.01)%
1-4 Family	70	364,740	(0.02)	(128)	340,319	0.04
Multifamily	—	57,470	—	—	62,167	—
Farmland	(54)	19,043	0.28	—	25,873	—
Commercial real estate	59	884,271	(0.01)	2	832,435	(0.00)
Commercial and industrial	622	311,812	(0.20)	(210)	382,400	0.05
Consumer	(35)	16,671	0.21	(14)	19,547	0.07
Total	$678	$1,862,775	(0.04)	$(340)	$1,857,272	0.02

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs include recoveries of amounts previously charged off. Net recoveries of $0.7 million and net charge-offs of $0.3 million for the three months ended March 31, 2022 and 2021, respectively, equal 0.04% and 0.02%, respectively, of the average loan balance for each period.

Management believes the allowance for loan losses at March 31, 2022 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to the scope and duration of the COVID-19 pandemic and its continued influence on the economy, other unanticipated adverse changes in the economy, or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

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

There were 24 credits classified as TDRs at March 31, 2022 with a total aggregate balance of $7.4 million, compared to 29 credits with a total aggregate balance of $10.5 million at December 31, 2021. At March 31, 2022, eleven of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, seven of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, four restructured loans were considered TDRs due to principal payment forbearance, paying interest only for a specified period of time, and two of the restructured loans were considered TDRs due to principal and interest forbearance.

As of March 31, 2022 and December 31, 2021, none of the TDRs were in default of their modified terms and included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value, less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. Other real estate owned with a cost basis of $0.8 million was sold during the three months ended March 31, 2022, resulting in a gain of $41,000 for the period. No other real estate owned was sold during the three months ended March 31, 2021. At March 31, 2022, approximately $0.1 million of loans secured by real estate were in the process of foreclosure.

The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	March 31, 2022	December 31, 2021
1-4 Family	$629	$168
Farmland	990	—
Commercial real estate	1,835	2,485
Total other real estate owned	$3,454	$2,653

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Three months ended March 31,
	2022	2021
Balance, beginning of period	$2,653	$663
Additions	1,620	501
Transfers from acquired loans	—	354
Sales of other real estate owned	(819)	—
Balance, end of period	$3,454	$1,518

Impact of Inflation. Inflation reached a near 40-year high in late 2021 primarily due to effects of the ongoing pandemic, and continues to be high in 2022. When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, this could impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for loan losses resulting from a possible increased default rate. Inflation may lead to lower loan re-financings. Inflation may also increase the costs of goods and services we purchase, including the costs of salaries and benefits. In response to higher inflation, the Federal Reserve may increase interest rates multiple times in 2022. For additional information, see Interest Rate Risk below, and Item 1A. Risk Factors – Risks Related to our Business – Changes in interest rates could have an adverse effect on our profitability, in our Annual Report.

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At March 31, 2022, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of March 31, 2022
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income(1)
+300	(0.8)%
+200	(0.9)%
+100	(0.8)%
-100	(4.6)%

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At March 31, 2022 and December 31, 2021, 83% and 81% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At March 31, 2022, securities with a carrying value of $158.9 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $118.2 million in pledged securities at December 31, 2021.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2022 and December 31, 2021, the balance of our outstanding advances with the FHLB was $78.5 million. The total amount of the remaining credit available to us from the FHLB at March 31, 2022 was $791.3 million. At March 31, 2022, our FHLB borrowings were collateralized by approximately $878.5 million of our loan portfolio and $1.2 million of our investment securities.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $1.3 million of repurchase agreements outstanding at March 31, 2022 compared to $5.8 million of repurchase agreements outstanding at December 31, 2021.

We maintain unsecured lines of credit with other commercial banks totaling $60.0 million. These lines of credit are federal funds lines of credit and are used for overnight borrowing only. The lines of credit mature at various times within the next year. We had no outstanding balances on our unsecured lines of credit at March 31, 2022 and December 31, 2021.

In addition, at both March 31, 2022 and December 31, 2021, we had $43.6 million in aggregate principal amount of subordinated debt outstanding. For additional information, see our Annual Report on Form 10-K for the year ended December 31, 2021, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discussion and Analysis of Financial Condition - Borrowings - 2029 Notes and 2027 Notes” and Note 11 to the financial statements included in such report. Subsequent to the end of the first quarter of 2022, we announced the completion of a private placement of $20.0 million in aggregate principal amount of our 2032 Notes. We expect to utilize the net proceeds from the sale of the 2032 Notes to refinance our 2017 issuance of subordinated debt securities, for possible share repurchases and for general corporate purposes. For additional information, see Note 12 to the financial statements included in this report.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. At March 31, 2022 and December 31, 2021, we held no brokered deposits, as defined for federal regulatory purposes; however the Bank may periodically use brokered deposits to satisfy the required borrowings under its interest rate swap agreements, due to more favorable pricing. We hold QwickRate® deposits, included in our time deposit balances, which we obtain through a qualified network to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At March 31, 2022, we held $53.7 million of QwickRate® deposits, a decrease compared to $63.8 million at December 31, 2021.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three months ended March 31, 2022 and 2021.

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three months ended March 31,		Three months ended March 31,
	2022	2021	2022	2021
Noninterest-bearing demand deposits	25%	22%	—%	—%
Interest-bearing demand deposits	42	35	0.14	0.38
Brokered deposits	—	4	0.27	1.01
Savings accounts	8	7	0.05	0.19
Time deposits	19	25	0.58	1.05
Short-term borrowings	—	1	0.15	0.18
Long-term borrowed funds	6	6	3.33	3.27
Total deposits and borrowed funds	100%	100%	0.36%	0.65%

Capital Management. Our primary sources of capital include retained earnings, capital obtained through acquisitions, and proceeds from the sale of our capital stock and subordinated debt. We may issue additional common stock and debt securities from time to time to fund acquisitions and support our organic growth.

During the three months ended March 31, 2022, the Company paid $0.8 million in dividends, compared to $0.7 million during the three months ended March 31, 2021. The Company declared dividends on its common stock of $0.085 per share during the three months ended March 31, 2022 compared to dividends of $0.07 per share during the three months ended March 31, 2021. Our board of directors has authorized a share repurchase program and, at March 31, 2022, the Company had 128,444 shares of its common stock remaining authorized for repurchase under the program. On April 21, 2022, the board of directors approved an additional 400,000 shares of the Company’s common stock for repurchase. During the three months ended March 31, 2022, the Company paid $1.5 million to repurchase 77,248 shares of its common stock, compared to paying $6.7 million to repurchase 225,950 shares of its common stock during the three months ended March 31, 2021.

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

The Company and the Bank each were in compliance with all regulatory capital requirements at March 31, 2022 and December 31, 2021. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement for Bank to be Well Capitalized Under Prompt Corrective Action Rules
	Amount	Ratio	Amount	Ratio
March 31, 2022
Investar Holding Corporation:
Tier 1 leverage capital	$214,925	8.53%	$—	—%
Common equity tier 1 capital	205,425	9.76	—	—
Tier 1 capital	214,925	10.21	—	—
Total capital	279,683	13.29	—	—
Investar Bank:
Tier 1 leverage capital	252,570	10.03	125,875	5.00
Common equity tier 1 capital	252,570	12.01	135,666	6.50
Tier 1 capital	252,570	12.01	166,973	8.00
Total capital	274,316	13.04	208,716	10.00

December 31, 2021
Investar Holding Corporation:
Tier 1 leverage capital	$206,899	8.12%	$—	—%
Common equity tier 1 capital	197,399	9.45	—	—
Tier 1 capital	206,899	9.90	—	—
Total capital	271,416	12.99	—	—
Investar Bank:
Tier 1 leverage capital	244,541	9.60	127,313	5.00
Common equity tier 1 capital	244,541	11.72	135,651	6.50
Tier 1 capital	244,541	11.72	166,956	8.00
Total capital	266,069	12.75	208,694	10.00

Off-Balance Sheet Transactions

Swap Contracts. The Bank enters into interest rate swap contracts, some of which are forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. The maximum length of time over which the Bank is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 7.4 years. At both March 31, 2022 and December 31, 2021 the Company had no current interest rate swap agreements, and forward starting interest rate swap agreements with a total notional amount of $60.0 million at March 31, 2022 compared to $115.0 million at December 31, 2021, all of which were designated as cash flow hedges. For additional information, see Note 7 to the financial statements included herein.

During the first quarter of 2022, the Company voluntarily terminated interest rate swaps with a total notional amount of $55.0 million in response to market conditions and as a result of excess liquidity. Unrealized gains of $2.6 million, net of tax expense of $0.7 million, were reclassified from “Accumulated other comprehensive (loss) income” as of March 31, 2022 and recorded as “Swap termination fee income” in noninterest income in the accompanying consolidated statements of income for the three months ended March 31, 2022.

For the three months ended March 31, 2022, a gain of $3.2 million, net of a $0.8 million tax expense, has been recognized in “Other comprehensive (loss) income” in the accompanying consolidated statements of comprehensive (loss) income for the change in fair value of the interest rate swaps compared to a gain of $6.1 million, net of a $1.6 million tax expense, recognized for the three months ended March 31, 2021.

The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the three months ended March 31, 2022 and 2021.

Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $0.7 million at both March 31, 2022 and December 31, 2021, respectively.

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

	March 31, 2022	December 31, 2021
Loan commitments	$368,056	$349,701
Standby letters of credit	15,965	18,259

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at March 31, 2022, the Company had unfunded commitments of $1.9 million for its investment in Small Business Investment Company qualified funds.

For the three months ended March 31, 2022 and for the year ended December 31, 2021, except as disclosed herein and in the Company’s Annual Report, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Lease Obligations. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.

The following table presents, as of March 31, 2022, contractually obligated lease payments due under non-cancelable operating leases by payment date (dollars in thousands).

Less than one year	$448
One to three years	1,110
Three to five years	815
Over five years	1,354
Total	$3,727

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2021 are set forth in the Company’s Annual Report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” Please refer to the information in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Risk Management” in this report for additional information about the Company’s market risk for the three months ended March 31, 2022; except as discussed therein, there have been no material changes in the Company’s market risk since December 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended March 31, 2022.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
January 1, 2022 - January 31, 2022	62	$18.41	—	205,692
February 1, 2022 - February 28, 2022	77,545	19.95	77,248	128,444
March 1, 2022 - March 31, 2022	13,173	20.07	—	128,444
	90,780	$19.96	77,248	128,444

(1)	Includes 13,532 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.
(2)	On April 21, 2022, the Company announced that its board of directors authorized the repurchase of an additional 400,000 shares of the Company’s common stock under its stock repurchase plan. As of May 2, 2022, the Company had 502,954 shares remaining as authorized for repurchase.

Since we are a holding company with no material business activities, our ability to pay dividends is substantially dependent upon the ability of the Bank to transfer funds to us in the form of dividends, loans and advances. The Bank’s ability to pay dividends and make other distributions and payments to us depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors. In addition, the Bank’s ability to pay dividends to us is itself subject to various legal, regulatory and other restrictions under federal banking laws that are described in Part I Item 1 “Business”, of our Annual Report on Form 10-K for the year ended December 31, 2021.

In addition, as a Louisiana corporation, we are subject to certain restrictions on dividends under the Louisiana Business Corporation Act. Generally, a Louisiana corporation may pay dividends to its shareholders unless, after giving effect to the dividend, either (1) the corporation would not be able to pay its debts as they come due in the usual course of business or (2) the corporation’s total assets are less than the sum of its total liabilities and the amount that would be needed, if the corporation were to be dissolved at the time of the payment of the dividend, to satisfy the preferential rights of shareholders whose preferential rights are superior to those receiving the dividend. In addition, our existing and future debt agreements limit, or may limit, our ability to pay dividends. Under the terms of our 5.125% Fixed-to-Floating Rate Subordinated Notes due 2029, we may not pay a dividend if either we or the Bank, both immediately prior to the declaration of the dividend and after giving effect to the payment of the dividend, would not maintain regulatory capital ratios that are at “well capitalized” levels for regulatory capital purposes. We are also prohibited from paying dividends upon and during the continuance of any Event of Default under such notes. Under the terms of our 5.125% Fixed-to-Floating Rate Subordinated Notes due 2032, we are prohibited from paying dividends upon and during the continuance of any Event of Default under such notes. Finally, our ability to pay dividends may be limited on account of the junior subordinated debentures that we assumed through acquisitions. We must make payments on the junior subordinated debentures before any dividends can be paid on our common stock.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated January 21, 2021 by and among Investar Holding Corporation, Cheaha Financial Group, Inc. and High Point Acquisition, Inc.(1)

3.1	Restated Articles of Incorporation of Investar Holding Corporation(2)

3.2	Amended and Restated By-laws of Investar Holding Corporation(3)

4.1	Specimen Common Stock Certificate(4)

4.2	Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee(5)

4.3	Supplemental Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee(6)

4.4	Form of 5.125% Fixed to Fluctuation Rate Subordinated Note due 2029(7)

4.5	Form of Registration Rights Agreement, dated December 20, 2019, by and between Investar Holding Corporation and the purchasers set forth therein(8)

4.6	Indenture, dated April 6, 2022, by and among Investar Holding Corporation and UMB Bank, National Association, as trustee(9)

4.7	Form of 5.125% Fixed-to-Floating Rate Subordinated Note due 2032(10)

4.8	Form of Subordinated Note Purchase Agreement, dated April 6, 2022, by and among Investar Holding Corporation and the several purchasers identified on the signature pages thereto(11)

4.9	Form of Registration Rights Agreement, dated April 6, 2022, by and among Investar Holding Corporation and the several purchasers identified on the signature pages thereto(12)

10.1*	Resignation agreement with Travis Lavergne, dated July 9, 2021

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)	Filed as exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on January 25, 2021 and incorporated herein by reference.
(2)	Filed as exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(3)	Filed as exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.
(4)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(5)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.
(6)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.
(7)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2019 and incorporated herein by reference.
(8)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 24, 2019 and incorporated herein by reference.
(9)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.
(10)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.
(11)	Filed as exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.
(12)	Filed as exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.

* Management contract or compensatory plan or arrangement.

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

INVESTAR HOLDING CORPORATION

Date: May 4, 2022	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2022	/s/ Christopher L. Hufft
Christopher L. Hufft
Chief Financial Officer
(Principal Financial Officer)