Form 10-Q
period 2022-06-30
Investar Holding Corp
filed 2022-08-05
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 10,018,834 shares outstanding as of August 1, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$31,598	$38,601
Interest-bearing balances due from other banks	18,852	57,940
Federal funds sold	500	500
Cash and cash equivalents	50,950	97,041

Available for sale securities at fair value (amortized cost of $462,773 and $356,639, respectively)	421,285	355,509
Held to maturity securities at amortized cost (estimated fair value of $9,580 and $10,727, respectively)	9,701	10,255
Loans held for sale	—	620
Loans, net of allowance for loan losses of $21,954 and $20,859, respectively	1,894,441	1,851,153
Equity securities	22,639	16,803
Bank premises and equipment, net of accumulated depreciation of $20,562 and $19,149, respectively	51,296	58,080
Other real estate owned, net	3,397	2,653
Accrued interest receivable	10,905	11,355
Deferred tax asset	11,506	2,239
Goodwill and other intangible assets, net	43,580	44,036
Bank owned life insurance	56,692	51,074
Other assets	14,215	12,385
Total assets	$2,590,607	$2,513,203

LIABILITIES
Deposits:
Noninterest-bearing	$615,779	$585,465
Interest-bearing	1,446,891	1,534,801
Total deposits	2,062,670	2,120,266
Advances from Federal Home Loan Bank	239,800	78,500
Repurchase agreements	147	5,783
Subordinated debt, net of unamortized issuance costs	44,216	42,989
Junior subordinated debt	8,452	8,384
Accrued taxes and other liabilities	15,953	14,683
Total liabilities	2,371,238	2,270,605

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 10,024,997 and 10,343,494 shares issued and outstanding, respectively	10,025	10,343
Surplus	148,230	154,932
Retained earnings	93,888	76,160
Accumulated other comprehensive (loss) income	(32,774)	1,163
Total stockholders’ equity	219,369	242,598
Total liabilities and stockholders’ equity	$2,590,607	$2,513,203

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$21,765	$23,135	$43,491	$44,762
Interest on investment securities	2,363	1,009	4,318	2,188
Other interest income	200	203	386	366
Total interest income	24,328	24,347	48,195	47,316

INTEREST EXPENSE
Interest on deposits	907	2,114	1,883	4,416
Interest on borrowings	1,443	1,068	2,513	2,101
Total interest expense	2,350	3,182	4,396	6,517
Net interest income	21,978	21,165	43,799	40,799

Provision for loan losses	941	114	492	514
Net interest income after provision for loan losses	21,037	21,051	43,307	40,285

NONINTEREST INCOME
Service charges on deposit accounts	804	607	1,471	1,098
Gain on call or sale of investment securities, net	—	1,721	6	2,321
Loss on sale or disposition of fixed assets, net	(461)	—	(88)	(2)
Loss on sale of other real estate owned, net	(84)	(5)	(43)	(5)
Swap termination fee income	4,733	—	8,077	—
Gain on sale of loans	4	46	37	46
Servicing fees and fee income on serviced loans	23	65	44	129
Interchange fees	535	501	1,033	889
Income from bank owned life insurance	326	311	618	534
Change in the fair value of equity securities	(86)	91	(75)	156
Other operating income	584	745	1,164	1,281
Total noninterest income	6,378	4,082	12,244	6,447
Income before noninterest expense	27,415	25,133	55,551	46,732

NONINTEREST EXPENSE
Depreciation and amortization	1,122	1,278	2,277	2,484
Salaries and employee benefits	9,063	9,916	18,084	18,611
Occupancy	751	676	1,392	1,313
Data processing	727	973	1,733	1,719
Marketing	83	71	104	112
Professional fees	499	378	878	736
Loss on early extinguishment of subordinated debt	222	—	222	—
Acquisition expense	—	1,641	—	2,002
Other operating expenses	3,085	3,027	6,295	5,792
Total noninterest expense	15,552	17,960	30,985	32,769
Income before income tax expense	11,863	7,173	24,566	13,963
Income tax expense	2,459	1,485	5,059	2,915
Net income	$9,404	$5,688	$19,507	$11,048

EARNINGS PER SHARE
Basic earnings per share	$0.92	$0.54	$1.90	$1.05
Diluted earnings per share	0.92	0.53	1.89	1.04
Cash dividends declared per common share	0.09	0.08	0.175	0.15

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$9,404	$5,688	$19,507	$11,048
Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities:
Unrealized (loss) gain, available for sale, net of tax (benefit) expense of ($3,884), $263, ($8,471) and ($110), respectively	(14,621)	988	(31,880)	(413)
Reclassification of realized gain, available for sale, net of tax expense of $0, $361, $1 and $487, respectively	—	(1,360)	(5)	(1,834)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0 for all respective periods	(1)	—	(1)	—
Fair value of derivative financial instruments:
Change in fair value of interest rate swaps designated as a cash flow hedge, net of tax expense (benefit) of $308, ($541), $1,151 and $1,071, respectively	1,157	(2,035)	4,329	4,030
Reclassification of realized gain, interest rate swap termination, net of tax expense of $995, $0, $1,697 and $0, respectively	(3,738)	—	(6,380)	—
Total other comprehensive (loss) income	(17,203)	(2,407)	(33,937)	1,783
Total comprehensive (loss) income	$(7,799)	$3,281	$(14,430)	$12,831

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income (Loss)	Equity
Three months ended:
June 30, 2021
Balance at beginning of period	$10,436	$155,822	$75,998	$5,995	$248,251
Surrendered shares	—	(6)	—	—	(6)
Dividends declared, $0.08 per share	—	—	(819)	—	(819)
Stock-based compensation	1	493	—	—	494
Shares repurchased	(24)	(462)	—	—	(486)
Net income	—	—	5,688	—	5,688
Other comprehensive loss, net	—	—	—	(2,407)	(2,407)
Balance at end of period	$10,413	$155,847	$80,867	$3,588	$250,715

June 30, 2022
Balance at beginning of period	$10,310	$153,531	$85,387	$(15,571)	$233,657
Surrendered shares	(5)	(106)	—	—	(111)
Options exercised	7	91	—	—	98
Dividends declared, $0.09 per share	—	—	(903)	—	(903)
Stock-based compensation	18	469	—	—	487
Shares repurchased	(305)	(5,755)	—	—	(6,060)
Net income	—	—	9,404	—	9,404
Other comprehensive loss, net	—	—	—	(17,203)	(17,203)
Balance at end of period	$10,025	$148,230	$93,888	$(32,774)	$219,369

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED

(Amounts in thousands, except share data)

(Unaudited)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income (Loss)	Equity
Six months ended:
June 30, 2021
Balance at beginning of period	$10,609	$159,485	$71,385	$1,805	$243,284
Surrendered shares	(19)	(343)	—	—	(362)
Options exercised	8	107	—	—	115
Dividends declared, $0.15 per share	—	—	(1,566)	—	(1,566)
Stock-based compensation	65	829	—	—	894
Shares repurchased	(250)	(4,231)	—	—	(4,481)
Net income	—	—	11,048	—	11,048
Other comprehensive income, net	—	—	—	1,783	1,783
Balance at end of period	$10,413	$155,847	$80,867	$3,588	$250,715

June 30, 2022
Balance at beginning of period	$10,343	$154,932	$76,160	$1,163	$242,598
Surrendered shares	(19)	(364)	—	—	(383)
Options exercised	7	91	—	—	98
Dividends declared, $0.175 per share	—	—	(1,779)	—	(1,779)
Stock-based compensation	76	793	—	—	869
Shares repurchased	(382)	(7,222)	—	—	(7,604)
Net income	—	—	19,507	—	19,507
Other comprehensive loss, net	—	—	—	(33,937)	(33,937)
Balance at end of period	$10,025	$148,230	$93,888	$(32,774)	$219,369

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2022	2021
Net income	$19,507	$11,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,277	2,484
Provision for loan losses	492	514
Amortization of purchase accounting adjustments	(101)	(825)
Net amortization of securities	776	1,970
Gain on call or sale of investment securities, net	(6)	(2,321)
Loss on sale or disposition of fixed assets, net	88	2
Loss on sale of other real estate owned, net	43	5
Loss on early extinguishment of subordinated debt	222	—
FHLB stock dividend	(20)	(21)
Stock-based compensation	869	894
Deferred taxes	(246)	390
Net change in value of bank owned life insurance	(618)	(531)
Amortization of subordinated debt issuance costs	57	46
Change in the fair value of equity securities	75	(156)
Loans held for sale:
Originations	(624)	(3,660)
Proceeds from sales	1,281	3,706
Gain on sale of loans	(37)	(46)
Net change in:
Accrued interest receivable	450	1,601
Other assets	(3,563)	(489)
Accrued taxes and other liabilities	843	6,533
Net cash provided by operating activities	21,765	21,144

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	137,803
Purchases of securities available for sale	(152,573)	(128,945)
Proceeds from maturities, prepayments and calls of investment securities available for sale	35,841	48,653
Proceeds from maturities, prepayments and calls of investment securities held to maturity	545	607
Proceeds from redemption or sale of equity securities	326	574
Purchases of equity securities	(6,216)	(523)
Net (increase) decrease in loans	(35,251)	32,775
Proceeds from sales of other real estate owned	1,401	23
Purchases of other real estate owned	—	(501)
Proceeds from sales of fixed assets	4,692	3
Purchases of fixed assets	(615)	(3,124)
Purchases of bank owned life insurance	(5,000)	(8,000)
Purchase of other investments	(618)	(40)
Distributions from investments	5	17
Cash paid for acquisition of Cheaha Financial Group, net of cash acquired	—	8,112
Net cash (used in) provided by investing activities	(157,463)	87,434

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net (decrease) increase in customer deposits	(57,793)	165,559
Net (decrease) increase in repurchase agreements	(5,636)	1,060
Net increase (decrease) in short-term FHLB advances	161,300	(38,000)
Cash dividends paid on common stock	(1,706)	(1,426)
Proceeds from stock options and warrants exercised	98	115
Payments to repurchase common stock	(7,604)	(4,481)
Proceeds from subordinated debt, net of issuance costs	19,548	—
Extinguishment of subordinated debt	(18,600)	—
Net cash provided by financing activities	89,607	122,827
Net change in cash and cash equivalents	(46,091)	231,405
Cash and cash equivalents, beginning of period	97,041	35,368
Cash and cash equivalents, end of period	$50,950	$266,773

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2022.

Nature of Operations

The Company, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association (the “Bank”), a national bank, primarily to meet the needs of individuals, professionals and small to medium-sized businesses. The Company’s primary markets are in Louisiana, Texas and Alabama. At June 30, 2022, the Company operated 21 full service branches located in Louisiana, four full service branches located in Texas and six full service branches located in Alabama, and had 335 employees.

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

Equity Securities

The Company is a member of the Federal Home Loan Bank (“FHLB”) system. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, is restricted as to redemption, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Equity securities also include investments in our other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of equity securities in our correspondent banks at  June 30, 2022 and  December 31, 2021 was $20.5 million and $15.0 million, respectively.

In addition, equity securities include marketable securities in corporate stocks and mutual funds. The estimated fair value of equity securities totaled $2.2 million and $1.8 million at June 30, 2022 and  December 31, 2021, respectively.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Company’s impaired loans include troubled debt restructurings (“TDRs”) and performing and nonperforming loans for which full payment of principal or interest is not expected. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. The Company calculates an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of its collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is required as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

The Company follows the FASB accounting guidance on sales of financial assets, which includes participating interests in loans. For loan participations that are structured in accordance with this guidance, the sold portions are recorded as a reduction of the loan portfolio. Loan participations that do not meet the criteria are accounted for as secured borrowings.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. For loans carried at the lower of cost or fair value, gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan. At June 30, 2022, there were no loans held for sale, and at  December 31, 2021, there were $0.6 million in loans held for sale.

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

In the ordinary course of business, the Bank enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in accrued taxes and other liabilities in the consolidated balance sheet. The reserve for unfunded loan commitments was $0.4 million and $0.7 million at  June 30, 2022 and  December 31, 2021, respectively.

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

Acquisition Expense

There were no acquisition expenses recorded in the three and six months ended June 30, 2022. Acquisition related costs of $1.6 million and $2.0 million are included in acquisition expense in the accompanying consolidated statements of income for the three and six months ended June 30, 2021 and are related to the acquisition of Cheaha.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except share data).

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Earnings per common share - basic
Net income	$9,404	$5,688	$19,507	$11,048
Less: income allocated to participating securities	(7)	(14)	(23)	(34)
Net income allocated to common shareholders	9,397	5,674	19,484	11,014
Weighted average basic shares outstanding	10,149,246	10,414,875	10,241,776	10,461,910
Basic earnings per common share	$0.92	$0.54	$1.90	$1.05

Earnings per common share - diluted
Net income allocated to common shareholders	$9,397	$5,674	$19,484	$11,014
Weighted average basic shares outstanding	10,149,246	10,414,875	10,241,776	10,461,910
Dilutive effect of securities	84,293	127,032	70,958	80,254
Total weighted average diluted shares outstanding	10,233,539	10,541,907	10,312,734	10,542,164
Diluted earnings per common share	$0.92	$0.53	$1.89	$1.04

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Stock options	—	6,188	—	1,363
Restricted stock awards	87	25	13	252
Restricted stock units	3,176	—	45,653	53,756

NOTE 4. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
June 30, 2022
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$27,782	$200	$(248)	$27,734
Obligations of state and political subdivisions	19,000	5	(1,885)	17,120
Corporate bonds	31,049	4	(2,286)	28,767
Residential mortgage-backed securities	302,436	94	(32,276)	270,254
Commercial mortgage-backed securities	82,506	264	(5,360)	77,410
Total	$462,773	$567	$(42,055)	$421,285

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2021
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$21,143	$152	$(27)	$21,268
Obligations of state and political subdivisions	32,330	468	(213)	32,585
Corporate bonds	27,777	235	(345)	27,667
Residential mortgage-backed securities	200,696	711	(1,503)	199,904
Commercial mortgage-backed securities	74,693	369	(977)	74,085
Total	$356,639	$1,935	$(3,065)	$355,509

Proceeds from sales of investment securities classified as AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Proceeds from sale	$—	$120,680	$—	$137,803
Gross gains	$—	$1,721	$—	$2,323
Gross losses	$—	$—	$—	$(2)

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
June 30, 2022
Obligations of state and political subdivisions	$6,661	$11	$—	$6,672
Residential mortgage-backed securities	3,040	—	(132)	2,908
Total	$9,701	$11	$(132)	$9,580

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2021
Obligations of state and political subdivisions	$6,910	$367	$—	$7,277
Residential mortgage-backed securities	3,345	105	—	3,450
Total	$10,255	$472	$—	$10,727

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of June 30, 2022 or December 31, 2021.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The approximate fair value of AFS securities and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (amounts in thousands, except number of securities).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2022
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$6,532	$(235)	$1,302	$(13)	$7,834	$(248)
Obligations of state and political subdivisions	15,817	(1,818)	663	(67)	16,480	(1,885)
Corporate bonds	22,964	(1,742)	3,456	(544)	26,420	(2,286)
Residential mortgage-backed securities	239,933	(29,645)	17,475	(2,631)	257,408	(32,276)
Commercial mortgage-backed securities	44,560	(4,835)	11,897	(525)	56,457	(5,360)
Total	$329,806	$(38,275)	$34,793	$(3,780)	$364,599	$(42,055)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2021
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$1,438	$(25)	$668	$(2)	$2,106	$(27)
Obligations of state and political subdivisions	10,803	(213)	—	—	10,803	(213)
Corporate bonds	10,197	(254)	2,409	(91)	12,606	(345)
Residential mortgage-backed securities	156,862	(1,503)	—	—	156,862	(1,503)
Commercial mortgage-backed securities	44,055	(941)	6,284	(36)	50,339	(977)
Total	$223,355	$(2,936)	$9,361	$(129)	$232,716	$(3,065)

The approximate fair value of HTM securities, and unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized below as of  June 30, 2022 (amounts in thousands, except number of securities). There were no HTM securities in a continuous loss position as of  December 31, 2021.

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2022
Residential mortgage-backed securities	$2,908	$(132)	$—	$—	$2,908	$(132)
Total	$2,908	$(132)	$—	$—	$2,908	$(132)

Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. Due to the nature of the investment, current market prices, and the current interest rate environment, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2022 or December 31, 2021.

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

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
June 30, 2022
Due within one year	$279	$280	$870	$872
Due after one year through five years	27,661	27,268	1,875	1,879
Due after five years through ten years	52,798	50,772	3,916	3,921
Due after ten years	382,035	342,965	3,040	2,908
Total debt securities	$462,773	$421,285	$9,701	$9,580

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
December 31, 2021
Due within one year	$726	$726	$870	$902
Due after one year through five years	14,189	14,327	1,875	2,018
Due after five years through ten years	51,988	52,376	4,165	4,356
Due after ten years	289,736	288,080	3,345	3,451
Total debt securities	$356,639	$355,509	$10,255	$10,727

At June 30, 2022, securities with a carrying value of $138.1 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $118.2 million in pledged securities at December 31, 2021.

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company’s loan portfolio, excluding loans held for sale, consists of the following categories of loans as of the dates presented (dollars in thousands).

	June 30, 2022	December 31, 2021
Construction and development	$214,543	$203,204
1-4 Family	380,028	364,307
Multifamily	56,491	59,570
Farmland	15,676	20,128
Commercial real estate	891,822	896,377
Total mortgage loans on real estate	1,558,560	1,543,586
Commercial and industrial	343,355	310,831
Consumer	14,480	17,595
Total loans	$1,916,395	$1,872,012

Unamortized premiums and discounts on loans, included in the total loans balances above, were$1.0 million and $1.9 million at June 30, 2022 and  December 31, 2021, respectively, and unearned income, or deferred fees, on loans was $1.1 millionand $1.8 million at June 30, 2022 and  December 31, 2021, respectively and is also included in the total loans balance in the table above.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below provides an analysis of the aging of loans, excluding loans held for sale, as of the dates presented (dollars in thousands).

	June 30, 2022
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$212,991	$1,231	$54	$—	$267	$1,552	$—	$214,543
1-4 Family	377,160	1,586	150	344	469	2,549	319	380,028
Multifamily	56,491	—	—	—	—	—	—	56,491
Farmland	14,961	—	—	—	66	66	649	15,676
Commercial real estate	879,946	201	60	—	10,981	11,242	634	891,822
Total mortgage loans on real estate	1,541,549	3,018	264	344	11,783	15,409	1,602	1,558,560
Commercial and industrial	338,440	1,272	84	54	3,505	4,915	—	343,355
Consumer	14,164	95	1	—	160	256	60	14,480
Total loans	$1,894,153	$4,385	$349	$398	$15,448	$20,580	$1,662	$1,916,395

	December 31, 2021
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$202,850	$55	$11	$—	$288	$354	$—	$203,204
1-4 Family	360,434	1,933	182	—	1,410	3,525	348	364,307
Multifamily	59,570	—	—	—	—	—	—	59,570
Farmland	18,348	—	—	—	79	79	1,701	20,128
Commercial real estate	881,575	170	86	—	13,910	14,166	636	896,377
Total mortgage loans on real estate	1,522,777	2,158	279	—	15,687	18,124	2,685	1,543,586
Commercial and industrial	295,323	4,044	57	53	11,354	15,508	—	310,831
Consumer	17,238	89	18	—	186	293	64	17,595
Total loans	$1,835,338	$6,291	$354	$53	$27,227	$33,925	$2,749	$1,872,012

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans Acquired with Deteriorated Credit Quality

The Company accounts for certain loans acquired as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments. The acquired impaired loans had no accretable yield recorded for the three and six months ended June 30, 2022 and 2021.

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

In the second quarter of 2020, the Bank began participating as a lender in the Small Business Administration’s (“SBA”) and U.S. Department of Treasury’s Paycheck Protection Program (“PPP”) as established by the CARES Act and enhanced by the Paycheck Protection Program and Health Care Enhancement Act and the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The PPP was established to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% with deferred payments, and if originated before June 5, 2020, mature two years from origination, or if made on or after June 5, 2020, five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount. In July 2020, the CARES Act was amended to extend the SBA’s authority to make commitments under the PPP, which had previously expired on June 30, 2020. The PPP resumed taking applications on July 6, 2020, and the new deadline to apply for a PPP loan ended on August 8, 2020. On December 27, 2020, the CAA, a $900 billion aid package, was enacted that renewed the PPP and allocated additional funding for new first time PPP loans under the original PPP and also authorized second draw PPP loans for certain eligible borrowers that had previously received a PPP loan. The application period for the renewed PPP lasted from January 1, 2021 to May 31, 2021. At June 30, 2022 and  December 31, 2021 the Company’s loan portfolio included PPP loans with balances of $3.5 million and $23.3 million, respectively, all of which are included in commercial and industrial loans.

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

	June 30, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Total
Construction and development	$212,141	$805	$1,597	$—	$214,543
1-4 Family	378,473	—	1,555	—	380,028
Multifamily	56,125	—	366	—	56,491
Farmland	14,962	—	714	—	15,676
Commercial real estate	874,735	3,766	13,321	—	891,822
Total mortgage loans on real estate	1,536,436	4,571	17,553	—	1,558,560
Commercial and industrial	337,653	171	5,119	412	343,355
Consumer	14,291	—	189	—	14,480
Total loans	$1,888,380	$4,742	$22,861	$412	$1,916,395

	December 31, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total
Construction and development	$200,788	$818	$1,598	$—	$203,204
1-4 Family	358,062	38	6,207	—	364,307
Multifamily	59,113	—	457	—	59,570
Farmland	18,348	—	1,780	—	20,128
Commercial real estate	872,951	3,891	19,535	—	896,377
Total mortgage loans on real estate	1,509,262	4,747	29,577	—	1,543,586
Commercial and industrial	290,677	2,523	16,941	690	310,831
Consumer	17,269	19	307	—	17,595
Total loans	$1,817,208	$7,289	$46,825	$690	$1,872,012

The Company had no loans that were classified as loss at June 30, 2022 or December 31, 2021.

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of the participations and whole loans sold were $29.0 million and $33.0 million at June 30, 2022 and  December 31, 2021, respectively. The unpaid principal balance of these loans was approximately$95.3 million and $91.9 million at June 30, 2022 and  December 31, 2021, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as to companies in which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $95.9 million and $97.6 million as of June 30, 2022 and  December 31, 2021, respectively.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	June 30, 2022	December 31, 2021
Balance, beginning of period	$97,606	$96,390
New loans/changes in relationship	8,123	26,475
Repayments/changes in relationship	(9,866)	(25,259)
Balance, end of period	$95,863	$97,606

Allowance for Loan Losses

The table below shows a summary of the activity in the allowance for loan losses for the three and six months ended June 30, 2022 and 2021 (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$21,088	$20,423	$20,859	$20,363
Provision for loan losses	941	114	492	514
Loans charged off	(131)	(155)	(460)	(560)
Recoveries	56	63	1,063	128
Balance, end of period	$21,954	$20,445	$21,954	$20,445

The following tables outline the activity in the allowance for loan losses by collateral type for the three and six months ended June 30, 2022 and 2021, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of  June 30, 2022 and 2021 (dollars in thousands).

	Three months ended June 30, 2022
	Construction &				Commercial	Commercial &
	Development	1-4 Family	Multifamily	Farmland	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,408	$3,404	$590	$342	$9,669	$4,356	$319	$21,088
Provision	217	187	50	(29)	(37)	493	60	941
Charge-offs	—	—	—	—	—	(83)	(48)	(131)
Recoveries	5	32	—	—	1	10	8	56
Ending balance	$2,630	$3,623	$640	$313	$9,633	$4,776	$339	$21,954

	Three months ended June 30, 2021
	Construction &				Commercial	Commercial &
	Development	1-4 Family	Multifamily	Farmland	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,245	$3,369	$696	$395	$9,045	$4,226	$447	$20,423
Provision	23	(152)	(23)	16	102	154	(6)	114
Charge-offs	(11)	—	—	(13)	—	(88)	(43)	(155)
Recoveries	3	14	—	—	1	14	31	63
Ending balance	$2,260	$3,231	$673	$398	$9,148	$4,306	$429	$20,445

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six months ended June 30, 2022
	Construction &				Commercial	Commercial &
	Development	1-4 Family	Multifamily	Farmland	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,347	$3,337	$673	$383	$9,354	$4,411	$354	$20,859
Provision	262	184	(33)	(16)	219	(184)	60	492
Charge-offs	—	—	—	(54)	58	(369)	(95)	(460)
Recoveries	21	102	—	—	2	918	20	1,063
Ending balance	$2,630	$3,623	$640	$313	$9,633	$4,776	$339	$21,954
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	242	70	312
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	156	—	—	—	156
Ending allowance balance for loans collectively evaluated for impairment	2,630	3,623	640	157	9,633	4,534	269	21,486
Loans receivable:
Balance of loans individually evaluated for impairment	498	780	—	66	11,402	5,147	160	18,053
Balance of loans acquired with deteriorated credit quality	—	319	—	649	634	—	60	1,662
Balance of loans collectively evaluated for impairment	214,045	378,929	56,491	14,961	879,786	338,208	14,260	1,896,680
Total period-end balance	$214,543	$380,028	$56,491	$15,676	$891,822	$343,355	$14,480	$1,916,395

	Six months ended June 30, 2021
	Construction &				Commercial	Commercial &
	Development	1-4 Family	Multifamily	Farmland	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,375	$3,370	$589	$435	$8,496	$4,558	$540	$20,363
Provision	(117)	(25)	84	(24)	649	32	(85)	514
Charge-offs	(11)	(134)	—	(13)	—	(303)	(99)	(560)
Recoveries	13	20	—	—	3	19	73	128
Ending balance	$2,260	$3,231	$673	$398	$9,148	$4,306	$429	$20,445
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	175	—	106	281
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	210	—	—	—	210
Ending allowance balance for loans collectively evaluated for impairment	2,260	3,231	673	188	8,973	4,306	323	19,954
Loans receivable:
Balance of loans individually evaluated for impairment	828	2,637	—	297	8,971	10,861	246	23,840
Balance of loans acquired with deteriorated credit quality	—	385	—	1,701	637	—	68	2,791
Balance of loans collectively evaluated for impairment	212,242	372,668	60,309	20,265	874,107	359,342	22,256	1,921,189
Total period-end balance	$213,070	$375,690	$60,309	$22,263	$883,715	$370,203	$22,570	$1,947,820

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

	June 30, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$498	$782	$—
1-4 Family	780	853	—
Farmland	66	71	—
Commercial real estate	11,402	23,223	—
Total mortgage loans on real estate	12,746	24,929	—
Commercial and industrial	4,735	5,170	—
Consumer	62	73	—
Total	17,543	30,172	—

With related allowance recorded:
Commercial and industrial	412	445	242
Consumer	98	127	70
Total	510	572	312

Total loans:
Construction and development	498	782	—
1-4 Family	780	853	—
Farmland	66	71	—
Commercial real estate	11,402	23,223	—
Total mortgage loans on real estate	12,746	24,929	—
Commercial and industrial	5,147	5,615	242
Consumer	160	200	70
Total	$18,053	$30,744	$312

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

	Three months ended June 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$501	$4	$790	$4
1-4 Family	803	3	1,683	8
Farmland	69	—	299	—
Commercial real estate	12,342	6	6,110	47
Total mortgage loans on real estate	13,715	13	8,882	59
Commercial and industrial	7,950	23	8,650	37
Consumer	62	—	104	—
Total	21,727	36	17,636	96

With related allowance recorded:
Commercial real estate	—	—	1,285	—
Total mortgage loans on real estate	—	—	1,285	—
Commercial and industrial	437	—	—	—
Consumer	99	—	156	—
Total	536	—	1,441	—

Total loans:
Construction and development	501	4	790	4
1-4 Family	803	3	1,683	8
Farmland	69	—	299	—
Commercial real estate	12,342	6	7,395	47
Total mortgage loans on real estate	13,715	13	10,167	59
Commercial and industrial	8,387	23	8,650	37
Consumer	161	—	260	—
Total	$22,263	$36	$19,077	$96

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six months ended June 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$506	$8	$783	$9
1-4 Family	908	9	1,612	16
Farmland	72	—	272	—
Commercial real estate	12,574	12	5,740	93
Total mortgage loans on real estate	14,060	29	8,407	118
Commercial and industrial	9,926	49	8,460	80
Consumer	64	—	113	—
Total	24,050	78	16,980	198

With related allowance recorded:
Commercial real estate	—	—	1,306	—
Total mortgage loans on real estate	—	—	1,306	—
Commercial and industrial	462	—	—	—
Consumer	102	—	165	—
Total	564	—	1,471	—

Total loans:
Construction and development	506	8	783	9
1-4 Family	908	9	1,612	16
Farmland	72	—	272	—
Commercial real estate	12,574	12	7,046	93
Total mortgage loans on real estate	14,060	29	9,713	118
Commercial and industrial	10,388	49	8,460	80
Consumer	166	—	278	—
Total	$24,614	$78	$18,451	$198

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

Loans classified as TDRs, consisted of 22 credits, totaling approximately $5.0 million at  June 30, 2022, compared to 29 credits totaling approximately $10.5 million at  December 31, 2021. At  June 30, 2022, 12 of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, five of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, three restructured loans were considered TDRs due to principal payment forbearance paying interest only for a specified period of time, and two of the restructured loans were considered TDRs due to principal and interest payment forbearance.

As of June 30, 2022 and  December 31, 2021, none of the TDRs were in default of their modified terms and included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.

No TDRs defaulted on their modified terms during the six months ended June 30, 2022. There was one loan modified under TDR during the previous twelve month period that subsequently defaulted during the six months ended June 30, 2021.

At June 30, 2022 and  December 31, 2021, there were no available balances on loans classified as TDRs that the Company was committed to lend.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive (Loss) Income

Activity within the balances in accumulated other comprehensive (loss) income is shown in the tables below (dollars in thousands).

	Three months ended June 30,
	2022			2021
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized (loss) gain, available for sale, net	$(12,377)	$(14,621)	$(26,998)	$6,092	$988	$7,080
Reclassification of realized gain on investment securities, net	(5,777)	—	(5,777)	(4,413)	(1,360)	(5,773)
Unrealized gain (loss), transfer from available for sale to held to maturity, net	2	(1)	1	3	—	3
Change in fair value of interest rate swaps designated as cash flow hedges, net	6,673	1,157	7,830	4,313	(2,035)	2,278
Reclassification of realized gain on interest rate swap termination, net	(4,092)	(3,738)	(7,830)	—	—	—
Accumulated other comprehensive (loss) income	$(15,571)	$(17,203)	$(32,774)	$5,995	$(2,407)	$3,588

	Six months ended June 30,
	2022			2021
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain (loss), available for sale, net	$4,882	$(31,880)	$(26,998)	$7,493	$(413)	$7,080
Reclassification of realized gain on investment securities, net	(5,772)	(5)	(5,777)	(3,939)	(1,834)	(5,773)
Unrealized gain (loss), transfer from available for sale to held to maturity, net	2	(1)	1	3	—	3
Change in fair value of interest rate swaps designated as cash flow hedges, net	3,501	4,329	7,830	(1,752)	4,030	2,278
Reclassification of realized gain on interest rate swap termination, net	(1,450)	(6,380)	(7,830)	—	—	—
Accumulated other comprehensive income (loss)	$1,163	$(33,937)	$(32,774)	$1,805	$1,783	$3,588

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its liability management, the Company has utilized pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. At  June 30, 2022 the Company had no current or forward starting interest rate swap agreements. At  December 31, 2021 the Company had no current interest rate swap agreements, and forward starting interest rate swap agreements with a total notional amount of $115.0 million, all of which were designated as cash flow hedges. The interest rate swaps were determined to be fully effective during the periods presented, and therefore no amount of ineffectiveness has been included in net income. The derivative contracts were between the Company and two counterparties. To mitigate credit risk, securities were pledged to the Company by the counterparties in an amount greater than or equal to the gain position of the derivative contracts. Conversely, securities were pledged to the counterparties by the Company in an amount greater than or equal to the loss position of the derivative contracts, if applicable.

During the three and six months ended June 30, 2022, the Company voluntarily terminated interest rate swaps with total notional amounts of $60.0 million and $115.0 million, respectively, in response to market conditions. Unrealized gains of $3.7 million and $6.4 million, respectively, net of tax expenses of $1.0 million and $1.7 million, respectively, were reclassified from “Accumulated other comprehensive (loss) income” and recorded as “Swap termination fee income” in noninterest income in the accompanying consolidated statements of income for the three and six months ended June 30, 2022. We had no remaining current or forward starting interest rate swap agreements at June 30, 2022.

For the three and six months ended June 30, 2022, gains of $1.2 million and $4.3 million, net of tax expenses of $0.3 million and $1.2 million, respectively, have been recognized in “Other comprehensive (loss) income” in the accompanying consolidated statements of comprehensive (loss) income for the change in fair value of the interest rate swaps compared to a loss of $2.0 million, net of a tax benefit of $0.5 million, and a gain of $4.0 million, net of a $1.1 million tax expense, recognized for the three and six months ended June 30, 2021, respectively.

There were no assets or liabilities recorded in the accompanying consolidated balance sheet at June 30, 2022 associated with the swap contracts. The fair value of the swap contracts consisted of gross assets of $2.6 million and gross liabilities of $29,000, netting to a fair value of $2.6 million recorded in “Other assets” in the accompanying consolidated balance sheet at December 31, 2021.

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”). The Company did not recognize any gains or losses in other operating income resulting from fair value adjustments of these swap agreements during the three and six months ended June 30, 2022 and 2021.

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

If quoted market prices are not available, the Company estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy if observable inputs are available, include obligations of the U.S. Treasury and U.S. government agencies and corporations, obligations of state and political subdivisions, corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities, and other equity securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Company classifies those securities in level 3.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data, management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted. At June 30, 2022 and  December 31, 2021, the majority of our level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2022
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$27,734	$—	$27,734	$—
Obligations of state and political subdivisions	17,120	—	10,881	6,239
Corporate bonds	28,767	—	28,281	486
Residential mortgage-backed securities	270,254	—	270,254	—
Commercial mortgage-backed securities	77,410	—	77,410	—
Equity securities	2,160	2,160	—	—
Total assets	$423,445	$2,160	$414,560	$6,725

December 31, 2021
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$21,268	$—	$21,268	$—
Obligations of state and political subdivisions	32,585	—	10,471	22,114
Corporate bonds	27,667	—	27,179	488
Residential mortgage-backed securities	199,904	—	199,904	—
Commercial mortgage-backed securities	74,085	—	74,085	—
Equity securities	1,810	1,810	—	—
Derivative financial instruments	2,599	—	2,599	—
Total assets	$359,918	$1,810	$335,506	$22,602

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the six months ended June 30, 2022 and 2021 (dollars in thousands).

	Obligations of State and
	Political Subdivisions	Corporate Bonds
Balance at December 31, 2021	$22,114	$488
Realized gains (losses) included in earnings	—	—
Unrealized losses included in other comprehensive (loss) income	(1,200)	(2)
Purchases	—	—
Sales	—	—
Maturities, prepayments, and calls	(4,840)	—
Transfers into level 3	—	—
Transfers out of level 3	(9,835)	—
Balance at June 30, 2022	$6,239	$486

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

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at June 30, 2022 and  December 31, 2021. For the six months ended June 30, 2022 and 2021, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of level 3 assets measured at fair value on a recurring basis at June 30, 2022 and  December 31, 2021 (dollars in thousands).

	Estimated
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts
June 30, 2022
Obligations of state and political subdivisions	$6,239	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 10%
Corporate bonds	486	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	3%

December 31, 2021
Obligations of state and political subdivisions	$22,114	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 2%
Corporate bonds	488	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	2%

(1) Fair values determined through valuation analysis using coupon, yield (discount margin), liquidity and expected repayment dates.

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of  June 30, 2022 and December 31, 2021. There were no liabilities measured on a nonrecurring basis at June 30, 2022 or December 31, 2021 (dollars in thousands).

	Estimated				Weighted Average
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Discount
June 30, 2022
Impaired loans	$2,324	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	31% - 100%	34%

December 31, 2021
Impaired loans	$12,703	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	10% - 100%	60%

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	June 30, 2022
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$50,450	$50,450	$50,450	$—	$—
Federal funds sold	500	500	500	—	—
Investment securities	430,986	430,865	—	417,468	13,397
Equity securities	22,639	22,639	2,160	20,479	—
Loans, net of allowance	1,894,441	1,889,177	—	—	1,889,177

Financial liabilities:
Deposits, noninterest-bearing	$615,779	$615,779	$—	$615,779	$—
Deposits, interest-bearing	1,446,891	1,307,327	—	—	1,307,327
FHLB short-term advances and repurchase agreements	161,447	161,447	—	161,447	—
FHLB long-term advances	78,500	77,763	—	—	77,763
Junior subordinated debt	8,452	8,452	—	—	8,452
Subordinated debt	45,000	41,282	—	41,282	—

	December 31, 2021
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$96,541	$96,541	$96,541	$—	$—
Federal funds sold	500	500	500	—	—
Investment securities	365,764	366,236	—	336,357	29,879
Equity securities	16,803	16,803	1,810	14,993	—
Loans, net of allowance	1,851,153	1,866,657	—	—	1,866,657
Loans held for sale	620	625	—	—	625
Derivative financial instruments	2,599	2,599	—	2,599	—

Financial liabilities:
Deposits, noninterest-bearing	$585,465	$585,465	$—	$585,465	$—
Deposits, interest-bearing	1,534,801	1,538,052	—	—	1,538,052
Repurchase agreements	5,783	5,783	—	5,783	—
FHLB long-term advances	78,500	77,229	—	—	77,229
Junior subordinated debt	8,384	8,384	—	—	8,384
Subordinated debt	43,600	38,545	—	38,545	—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. INCOME TAXES

The income tax expense and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Income tax expense	$2,459	$1,485	$5,059	$2,915
Effective tax rate	20.7%	20.7%	20.6%	20.9%

For the three and six month periods ended June 30, 2022, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain loans, investment securities, and bank owned life insurance. For the three and six month periods ended June 30, 2021, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments was $0.4 million and $0.7 million at  June 30, 2022 and  December 31, 2021, respectively, and is included in “Accrued taxes and other liabilities” in the consolidated balance sheets.

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

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	June 30, 2022	December 31, 2021
Loan commitments	$406,417	$349,701
Standby letters of credit	14,074	18,259

Additionally, at June 30, 2022, the Company had unfunded commitments of $2.0 million for its investment in Small Business Investment Company qualified funds.

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

Quantitative information regarding the Company’s operating leases is presented below as of and for the six months ended June 30, 2022 and 2021 (dollars in thousands).

	June 30,
	2022	2021
Total operating lease cost	$305	$305
Weighted-average remaining lease term (in years)	7.4	8.2
Weighted-average discount rate	2.9%	2.8%

At  June 30, 2022, the Company’s lease ROU assets and related lease liabilities were $3.1 million and $3.2 million, respectively, and have remaining terms ranging from 1 to 9 years, including extension options if the Company is reasonably certain they will be exercised.

Future minimum lease payments due under non-cancelable operating leases at June 30, 2022 are presented below (dollars in thousands).

2022	$299
2023	595
2024	515
2025	476
2026	339
Thereafter	1,354
Total	$3,578

At June 30, 2022, the Company had not entered into any material leases that have not yet commenced.

The Bank owns its corporate headquarters building, the first floor of which is occupied by multiple tenants. All tenant leases are operating leases. The Bank, as lessor, recognized lease income of $0.1 million and $0.2 million for the three and six month periods ended June 30, 2022 and 2021, respectively.

NOTE 12. SUBSEQUENT EVENTS

On July 15, 2022, the Bank entered into a Purchase and Assumption Agreement, pursuant to which the Bank has agreed to sell certain assets, deposits and other liabilities relating to two existing Bank branch locations in the Texas cities of Victoria and Alice to First Community Bank (“First Community”), a Texas state bank located in Corpus Christi, Texas. First Community is expected to acquire approximately $23 million in loans and assume approximately $27 million in deposits in the transaction. The transaction is expected to close in the first quarter of 2023, subject to regulatory approvals and other customary closing conditions. The transaction is not expected to have a material impact on the Company’s financial results.

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

•

hurricanes, tropical storms, tropical depressions, floods, winter storms, and other adverse weather events, all of which have affected the Company's market areas from time to time; other natural disasters; oil spills and other man-made disasters; acts of terrorism, an outbreak or intensifying of hostilities including the war in Ukraine or other international or domestic calamities, acts of God and other matters beyond our control; and

•	other circumstances, many of which are beyond our control.

These factors should not be construed as exhaustive. Additional information on these and other risk factors can be found in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022 (the “Annual Report”) and in Part II Item 1A. “Risk Factors” of this report.

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

Through our wholly-owned subsidiary, the Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals and small to medium-sized businesses in our primary areas of operation in south Louisiana, including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding metropolitan areas, in southeast Texas, including Houston and its surrounding metropolitan areas, and Alice and Victoria, Texas, in west Alabama, including York and its surrounding area, and east Alabama, including Oxford and its surrounding area. The Bank commenced operations in 2006, and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter and its name changed to Investar Bank, National Association.

Our strategy includes organic growth through high quality loans and growth through acquisitions, including whole-bank acquisitions and strategic branch acquisitions. We currently operate 21 full service branches in Louisiana, four full service branches in Texas, and six full service branches in Alabama. We have completed seven whole-bank acquisitions since 2011 and regularly review acquisition opportunities. We continue to enhance our online banking platform and plan to continue to introduce new technologies, with the goal of delivering products and services more efficiently with fewer branches and people. We closed two branches in 2021 and an additional two branches in the second quarter of 2022. In 2022, we sold three former branch locations, one in the first quarter and two in the second quarter, as well as three tracts of land, two in the first quarter and one in the second quarter, that were being held for future branch locations. On July 15, 2022, we entered into a Purchase and Assumption Agreement to sell certain assets, deposits and other liabilities associated with the Alice, Texas and Victoria, Texas locations to First Community Bank (“First Community”). First Community is expected to acquire approximately $23 million in loans and assume approximately $27 million in deposits in the transaction. The transaction is expected to close in the first quarter of 2023, subject to regulatory approvals and other customary closing conditions. We expect that the sale will permit us to focus more on our core markets. Of the Bank's entire branch network, these two locations are geographically the most distant from our Louisiana headquarters.

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

Branches. We closed one branch location in Prairieville, Louisiana in April 2021 and one branch location in Dickinson, Texas in October 2021. We closed one branch location in Baton Rouge, Louisiana and one branch location in Westlake, Louisiana in May 2022. We do not expect to open de novo branches during the remainder of 2022.

COVID-19 Pandemic. The COVID-19 pandemic and related governmental control measures severely disrupted financial markets and overall economic conditions in 2020 and 2021. While the impact of the pandemic and the associated uncertainties remain in 2022, there has been significant progress made with COVID-19 vaccination levels, which has resulted in the easing of restrictive measures in the United States. At the same time, many industries have been experiencing supply chain disruptions and labor shortages. Inflation has also increased significantly, and in response the Federal Reserve has raised the federal funds target rate multiple times in 2022, as discussed below. Oil and gas prices have also been volatile due in part to the pandemic; in 2022 these prices have risen significantly due to the war in Ukraine. We cannot predict the extent to which individuals may decide to restrict their activities as a result of evolving pandemic developments, the extent to which governments may reinstitute certain restrictions, nor what future impact evolving pandemic developments may have on the economy or our business.

Subordinated Debt Issuance. In April 2022, we completed a private placement of $20.0 million in aggregate principal amount of our 5.125% Fixed-to-Floating Subordinated Notes due 2032 (the “2032 Notes”). In June 2022, we used the majority of the proceeds to redeem $18.6 million of our 2017 issuance of 6.00% Fixed-to-Floating Rate Subordinated Notes due 2027 (the “2027 Notes”). We utilized the remaining proceeds for share repurchases and for general corporate purposes.

Federal Funds Target Rate. During the entirety of 2021, the federal funds target rate was 0% to 0.25%, and it remained at that rate until March 2022. The Federal Reserve made the following changes to the federal funds target rate in 2022:

- On March 16, 2022, the federal funds target rate increased by 25 basis points to 0.25% to 0.50%

- On May 4, 2022, the federal funds target rate increased 50 basis points to 0.75% to 1.00%

- On June 15, 2022, the federal funds target rate increased by 75 basis points to 1.50% to 1.75%

- On July 27, 2022, the federal funds target rate increased by 75 basis points to 2.25% to 2.50%

Overview of Financial Condition and Results of Operations

For the six months ended June 30, 2022, net income was $19.5 million, or $1.90 and $1.89 per basic and diluted common share, respectively, compared to net income of $11.0 million, or $1.05 and $1.04 per basic and diluted common share for the six months ended June 30, 2021. Net income increased primarily due to a $5.8 million increase in noninterest income, which was driven by $8.1 million in swap termination fee income recorded during the six months ended June 30, 2022, partially offset by a $2.3 million decrease in gain on call or sale of investment securities. There was also a $2.1 million decrease in interest expense, which was driven by a 31 basis point decrease in our cost of deposits. At June 30, 2022, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations. Other key components of our performance for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 are summarized below.

●	For the six months ended June 30, 2022, our net interest margin was 3.72% compared to 3.56% for the six months ended June 30, 2021.

●

Return on average assets increased to 1.54% for the six months ended June 30, 2022 compared to 0.89% for the six months ended June 30, 2021. Return on average equity was 16.52% for the six months ended June 30, 2022 compared to 8.93% for the six months ended June 30, 2021.

●

Total loans increased $44.4 million, or 2.4%, to $1.92 billion at June 30, 2022 compared to $1.87 billion at December 31, 2021. Excluding Paycheck Protection Program (“PPP”) loans with a total balance of $3.5 million and $23.3 million at June 30, 2022 and December 31, 2021, respectively, loans increased $64.2 million, or 3.5%, at June 30, 2022 compared to December 31, 2021.

●

Total deposits decreased $57.6 million, or 2.7%, to $2.06 billion at June 30, 2022, compared to $2.12 billion at December 31, 2021. Noninterest-bearing deposits increased $30.3 million, or 5.2%, to $615.8 million at June 30, 2022, compared to $585.5 million at December 31, 2021.

●

During the six months ended June 30, 2022, the Company paid $7.6 million to repurchase 381,919 shares of its common stock, compared to paying $4.5 million to repurchase 249,590 shares of its common stock during the six months ended June 30, 2021. At June 30, 2022, there were 223,773 shares authorized for repurchase after the board of directors approved an additional 400,000 shares of the Company’s common stock for repurchase on April 21, 2022.

Discussion and Analysis of Financial Condition

Loans

General. Loans, excluding loans held for sale, constitute our most significant asset, comprising 74% of our total assets at June 30, 2022 and December 31, 2021. Total loans increased $44.4 million, or 2.4%, to $1.92 billion at June 30, 2022 compared to $1.87 billion at December 31, 2021. The increase in loans was primarily the result of organic growth.

Beginning in the second quarter of 2020, the Bank has participated as a lender in the PPP as established by the CARES Act. At June 30, 2022, approximately 98% of the total balance of PPP loans originated have been forgiven by the SBA or paid off by the customer. Excluding PPP loans with a total balance of $3.5 million and $23.3 million at June 30, 2022 and December 31, 2021, respectively, which are included in the commercial and industrial loan portfolio, loans increased $64.2 million, or 3.5%, at June 30, 2022 compared to December 31, 2021.

The table below sets forth the balance of loans outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	June 30, 2022		December 31, 2021
		Percentage of		Percentage of
	Amount	Total Loans	Amount	Total Loans
Construction and development	$214,543	11.2%	$203,204	10.9%
1-4 Family	380,028	19.8	364,307	19.4
Multifamily	56,491	3.0	59,570	3.2
Farmland	15,676	0.8	20,128	1.1
Commercial real estate
Owner-occupied	440,714	23.0	460,205	24.6
Nonowner-occupied	451,108	23.5	436,172	23.3
Total mortgage loans on real estate	1,558,560	81.3	1,543,586	82.5
Commercial and industrial	343,355	17.9	310,831	16.6
Consumer	14,480	0.8	17,595	0.9
Total loans	1,916,395	100%	1,872,012	100%
Loans held for sale	—		620
Total gross loans	$1,916,395		$1,872,632

At June 30, 2022, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $784.1 million, an increase of $13.0 million, or 1.7%, compared to $771.0 million at December 31, 2021. The increase in the business lending portfolio was driven by increased organic loan production by our Commercial and Industrial Division, partially offset by the forgiveness of PPP loans and a large prepayment from one of our owner-occupied commercial real estate loan relationships.

Our focus on a relationship-driven banking strategy and hiring of experienced commercial lenders are the primary reasons we experienced our largest organic loan growth in the commercial and industrial loan portfolio. We have increased our emphasis on originating commercial and industrial and commercial real estate loans.

The following table sets forth loans outstanding at June 30, 2022, excluding loans held for sale, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$132,477	$39,904	$26,139	$10,387	$5,636	$214,543
1-4 Family	54,705	73,099	49,955	28,907	173,362	380,028
Multifamily	10,604	33,394	10,959	469	1,065	56,491
Farmland	3,758	7,061	4,717	140	—	15,676
Commercial real estate
Owner-occupied	33,563	108,162	179,438	96,364	23,187	440,714
Nonowner-occupied	59,636	206,862	147,603	36,784	223	451,108
Total mortgage loans on real estate	294,743	468,482	418,811	173,051	203,473	1,558,560
Commercial and industrial	161,160	76,816	56,516	48,790	73	343,355
Consumer	3,340	9,183	1,504	373	80	14,480
Total loans	$459,243	$554,481	$476,831	$222,214	$203,626	$1,916,395

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2022 and December 31, 2021, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowing. Investment securities represented 17% of our total assets and totaled $431.0 million at June 30, 2022, an increase of $65.2 million, or 17.8%, from $365.8 million at December 31, 2021. The increase in investment securities at June 30, 2022 compared to December 31, 2021 was driven by a $70.0 million increase in residential mortgage-backed securities, as well as increases in all other categories of investments, with the exception of obligations of political and state subdivisions which decreased by $15.7 million compared to December 31, 2021.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	June 30, 2022		December 31, 2021
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$27,734	6.4%	$21,268	5.8%
Obligations of state and political subdivisions	23,781	5.5	39,495	10.8
Corporate bonds	28,767	6.7	27,667	7.6
Residential mortgage-backed securities	273,294	63.4	203,249	55.6
Commercial mortgage-backed securities	77,410	18.0	74,085	20.2
Total	$430,986	100%	$365,764	100%

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

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at June 30, 2022 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$870	5.88%	$1,875	5.88%	$3,916	3.59%	$—	—%
Residential mortgage-backed securities	—	—	—	—	—	—	3,040	3.05
Available for sale:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	—	—	10,990	3.04	16,792	2.63	—	—
Obligations of state and political subdivisions	279	3.00	1,289	2.62	9,758	2.43	7,674	2.38
Corporate bonds	—	—	11,525	3.13	15,524	3.93	4,000	2.69
Residential mortgage-backed securities	—	—	—	—	6,714	2.83	295,722	2.19
Commercial mortgage-backed securities	—	—	3,857	2.86	4,010	2.23	74,639	2.11
	$1,149		$29,536		$56,714		$385,075

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at June 30, 2022 and December 31, 2021 (dollars in thousands).

	June 30, 2022		December 31, 2021
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$615,779	29.8%	$585,465	27.6%
Interest-bearing demand deposits	647,277	31.4	650,868	30.7
Money market deposit accounts	243,795	11.8	255,501	12.1
Savings accounts	176,760	8.6	180,837	8.5
Time deposits	379,059	18.4	447,595	21.1
Total deposits	$2,062,670	100%	$2,120,266	100%

Total deposits were $2.06 billion at June 30, 2022, a decrease of $57.6 million, or 2.7%, compared to $2.12 billion at December 31, 2021. The decrease is primarily driven by management’s decision to run-off higher yielding time deposits as well as increased consumer spending, as customers drew down on their existing deposit accounts. The decrease was partially offset by organic growth in noninterest-bearing deposits.

The COVID-19 pandemic created a significant amount of excess liquidity in the market, and, as a result, we experienced large increases in both noninterest and interest-bearing demand deposits, and in money market deposit accounts and savings accounts during 2021. These increases were primarily driven by reduced consumer and business spending related to the COVID-19 pandemic and increases in some PPP borrowers’ deposit accounts. As anticipated, these conditions were temporary in nature as the economy has been slowly recovering from the effects of the COVID-19 pandemic.

Our deposit mix continues to improve, as noninterest-bearing deposits as a percentage of total deposits increased to 29.8% at June 30, 2022 compared to 27.6% at December 31, 2021. Time deposits as a percentage of total deposits decreased to 18.4% at June 30, 2022 compared to 21.1% at December 31, 2021.

Borrowings

At June 30, 2022, total borrowings include securities sold under agreements to repurchase, federal funds purchased, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bank and The Independent Bankers Bank totaling $60.0 million, subordinated debt issued in 2019 and 2022, and junior subordinated debentures assumed through acquisitions.

Securities sold under agreements to repurchase decreased $5.6 million to $0.1 million at June 30, 2022 from $5.8 million at December 31, 2021. Our advances from the FHLB were $239.8 million at June 30, 2022, an increase of $161.3 million, or 205.5%, from FHLB advances of $78.5 million at December 31, 2021. FHLB advances are used to fund increased loan and investment activity that is not funded by deposits or other borrowings.

We had no outstanding balances drawn on unsecured lines of credit at June 30, 2022 or December 31, 2021. The carrying value of the subordinated debt was $44.2 million and $43.0 million at June 30, 2022 and December 31, 2021, respectively. The $8.5 million and $8.4 million in junior subordinated debt at June 30, 2022 and December 31, 2021, respectively, represent the junior subordinated debentures that we assumed through acquisitions.

The average balances and cost of funds of short-term borrowings for the six months ended June 30, 2022 and 2021 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Federal funds purchased and other short-term borrowings	$25,900	$5,300	1.16%	0.19%
Securities sold under agreements to repurchase	2,969	5,415	0.15	0.20
Total short-term borrowings	$28,869	$10,715	1.06%	0.20%

The main source of our short-term borrowings are advances from the FHLB. The rate charged for these advances is directly tied to the Federal Reserve Bank’s federal funds target rate. On March 3, 2020, the Federal Reserve lowered the federal funds target rate to 1.00% to 1.25%, which the Federal Reserve stated was in response to the evolving risks to economic activity posed by the coronavirus. As the coronavirus spread and was declared a pandemic, the Federal Reserve further reduced the federal funds target rate to 0% to 0.25% on March 15, 2020. As previously discussed, the Federal Reserve has since increased the federal funds target rate multiple times in 2022. As of June 30, 2022, the federal funds target rate was 1.50% to 1.75%, and on July 27, 2022 it was increased to 2.25% to 2.50%.

2032 Notes. On April 6, 2022, we entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors and qualified institutional buyers (the “Purchasers”) under which we issued $20.0 million in aggregate principal amount of our 2032 Notes to the Purchasers at a price equal to 100% of the aggregate principal amount of the 2032 Notes. The 2032 Notes were issued under an indenture, dated April 6, 2022 (the “Indenture”), by and among the Company and UMB Bank, National Association, as trustee.

The 2032 Notes have a stated maturity date of April 15, 2032 and will bear interest at a fixed rate of 5.125% per year from and including April 6, 2022 to but excluding April 15, 2027 or earlier redemption date. From April 15, 2027 to but excluding the stated maturity date or earlier redemption date, the 2032 Notes will bear interest a floating rate equal to the then current three-month term secured overnight financing rate (“SOFR”), plus 277 basis points. As provided in the 2032 Notes, the interest rate on the 2032 Notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR. The 2032 Notes may be redeemed, in whole or in part, on or after April 15, 2027 or, in whole but not in part, under certain other limited circumstances set forth in the Indenture. Any redemption we made would be at a redemption price equal to 100% of the principal balance being redeemed, together with any accrued and unpaid interest to the date of redemption.

Principal and interest on the 2032 Notes are subject to acceleration only in limited circumstances in the case of certain bankruptcy and insolvency-related events with respect to us. The 2032 Notes are the unsecured, subordinated obligations of the Company and rank junior in right of payment to our current and future senior indebtedness and to our obligations to our general creditors. The 2032 Notes are intended to qualify as tier 2 capital for regulatory purposes.

We used the majority of the net proceeds to redeem our 2027 Notes in June 2022, and utilized the remaining proceeds for share repurchases and for general corporate purposes.

For a description of our 2029 Notes, which are outstanding at June 30, 2022, and our 2027 Notes, which have been redeemed as of June 30, 2022, see our Annual Report, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion and Analysis of Financial Condition – Borrowings – 2029 Notes and 2027 Notes” and Note 11 to the financial statements included in such report.

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

Three months ended June 30, 2022 vs. three months ended June 30, 2021. Net interest income increased 3.8% to $22.0 million for the three months ended June 30, 2022 compared to $21.2 million for the same period in 2021. This increase is primarily due to the decrease in the cost of deposits compared to the same period in 2021. Average interest-bearing deposits decreased approximately $179.1 million for the three months ended June 30, 2022 compared to the same period in 2021, and we experienced a decrease of $0.8 million in interest expense, discussed in more detail below. The decrease in average interest-bearing deposits resulted primarily from management’s decision to run-off higher yielding time deposits and the elimination of brokered deposits, which were historically used to satisfy required borrowings under our interest rate swap agreements. Average investment securities increased $155.3 million due to increased purchase activity, which, in addition to higher investment yields, resulted in a $1.4 million increase in interest on investment securities compared to the same period in 2021 discussed in more detail below. There was also a $43.9 million decrease in average loans, primarily due to forgiveness of PPP loans, which, in addition to lower loan yields, contributed to a $1.4 million decrease in interest and fees on loans, compared to the same period in 2021, also discussed in more detail below.

Interest income was $24.3 million, including $0.3 million of interest and fees for PPP loans, for the three months ended June 30, 2022, compared to $24.3 million, including $1.2 million of interest and fees for PPP loans, for the same period in 2021. Loan interest income made up substantially all of our interest income for the three months ended June 30, 2022 and 2021, although taxable investment securities contributed 9.2% of interest income during the second quarter of 2022 compared to 3.5% during the second quarter of 2021. A decrease in interest income of $0.2 million can be attributed to the change in the volume of interest-earning assets, and an increase of $0.2 million can be attributed to an increase in the yield earned on those assets. The overall yield on interest-earning assets was 4.09% and 4.00% for the three months ended June 30, 2022 and 2021, respectively. The loan portfolio yielded 4.60% and 4.78% for the three months ended June 30, 2022 and June 30, 2021, respectively, while the yield on the investment portfolio was 2.06% for the three months ended June 30, 2022 compared to 1.33% for the three months ended June 30, 2021. The increase in the overall yield on interest-earning assets compared to the quarter ended June 30, 2021 was primarily driven by an 81 basis point increase in the yield on taxable investment securities, partially offset by lower loan yields.

Interest expense was $2.4 million for the three months ended June 30, 2022, a decrease of $0.8 million compared to interest expense of $3.2 million for the three months ended June 30, 2021. A decrease in interest expense of $0.3 million resulted from the change in volume of interest-bearing liabilities and a decrease of $0.5 million resulted from the decrease in the cost of interest-bearing liabilities, primarily interest-bearing demand deposits and time deposits. Average interest-bearing liabilities decreased approximately $119.1 million for the three months ended June 30, 2022 compared to the same period in 2021 mainly as a result of a $179.1 million decrease in interest-bearing deposits, while average short- and long-term debt increased by $60.0 million. Given the sustained increases in interest rates during 2022, we may need to increase rates offered on our interest-bearing products in order to maintain or increase deposits. The cost of deposits decreased 27 basis points to 0.24% for the three months ended June 30, 2022 compared to 0.51% for the three months ended June 30, 2021 as a result of the decrease in the rates offered for our all of our interest-bearing deposit products. The cost of interest-bearing liabilities decreased 15 basis points to 0.55% for the three months ended June 30, 2022 compared to 0.70% for the same period in 2021, due to the decrease in the cost of deposits, slightly offset by the increase in the cost of short- and long-term borrowings. During the first half of 2022, we refinanced our 2027 Notes, which we project will prospectively reduce our quarterly interest expense on long-term debt by $0.2 million when compared to the second quarter of 2022.

Net interest margin was 3.70% for the three months ended June 30, 2022, an increase of 22 basis points from 3.48% for the three months ended June 30, 2021. The increase in net interest margin was primarily driven by a 27 basis point decrease in the cost of deposits and a nine basis point increase in the yield on interest-earning assets.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended June 30, 2022 and 2021. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended June 30,
	2022			2021
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,896,574	$21,765	4.60%	$1,940,513	$23,135	4.78%
Securities:
Taxable	441,313	2,234	2.03	283,318	860	1.22
Tax-exempt	19,331	129	2.67	22,061	149	2.71
Interest-earning balances with banks	27,167	200	2.96	195,476	203	0.42
Total interest-earning assets	2,384,385	24,328	4.09	2,441,368	24,347	4.00
Cash and due from banks	37,232			40,639
Intangible assets	43,701			44,727
Other assets	110,185			143,774
Allowance for loan losses	(21,654)			(20,458)
Total assets	$2,553,849			$2,650,050
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$927,853	$393	0.17%	$854,504	$701	0.33%
Brokered deposits	3,956	5	0.52	97,245	240	0.99
Savings deposits	179,867	21	0.05	173,553	71	0.16
Time deposits	386,678	488	0.51	552,169	1,102	0.80
Total interest-bearing deposits	1,498,354	907	0.24	1,677,471	2,114	0.51
Short-term borrowings(2)	51,866	149	1.15	10,030	5	0.21
Long-term debt	148,393	1,294	3.50	130,245	1,063	3.27
Total interest-bearing liabilities	1,698,613	2,350	0.55	1,817,746	3,182	0.70
Noninterest-bearing deposits	611,618			559,431
Other liabilities	13,669			21,080
Stockholders’ equity	229,949			251,793
Total liabilities and stockholders’ equity	$2,553,849			$2,650,050
Net interest income/net interest margin		$21,978	3.70%		$21,165	3.48%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Three months ended June 30, 2022 vs.
	Three months ended June 30, 2021
	Volume	Rate	Net(1)
Interest income:
Loans	$(524)	$(846)	$(1,370)
Securities:
Taxable	480	894	1,374
Tax-exempt	(18)	(2)	(20)
Interest-earning balances with banks	(175)	172	(3)
Total interest-earning assets	(237)	218	(19)
Interest expense:
Interest-bearing demand deposits	60	(368)	(308)
Brokered deposits	(231)	(5)	(236)
Savings deposits	3	(53)	(50)
Time deposits	(330)	(283)	(613)
Short-term borrowings	22	122	144
Long-term debt	149	82	231
Total interest-bearing liabilities	(327)	(505)	(832)
Change in net interest income	$90	$723	$813

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Six months ended  June 30, 2022 vs. six months ended June 30, 2021. Net interest income  increased  7.4% to  $43.8 million for the  six months ended June 30, 2022 compared to  $40.8 million for the same period in  2021. This  increase is primarily due to the decrease in the cost of deposits compared to the same period in  2021, and prepayment penalty fees of $0.6 million as one of our large commercial loan relationships prepaid. Average interest-bearing deposits  decreased approximately  $44.2 million for the six months ended June 30, 2022 compared to the same period in  2021, and we experienced  a decrease of  $2.1  million in interest expense, discussed in more detail below. The decrease in average interest-bearing deposits resulted primarily from management's decision to run-off higher yielding time deposits and the elimination of brokered deposits, which were historically used to satisfy required borrowings under our interest rate swap agreements. Average investment securities increased $141.6 million due to increased purchase activity, which in addition to higher investment yields, resulted in a $2.1 million increase in interest on investment securities, compared to the same period in 2021 discussed in more detail below. There was also a $19.4 million  decrease in average loans, primarily due to forgiveness of PPP loans, which in addition to lower loan yields, contributed to a $1.3 million decrease in interest and fees on loans compared to the same period in  2021, also discussed in more detail below.

Interest income was  $48.2 million, including $0.8 million of interest and fees for PPP loans and $0.6 million of prepayment penalty fees, for the six months ended June 30, 2022, compared to  $47.3 million, including $2.6 million of interest and fees for PPP loans, for the same period in  2021. Loan interest income made up substantially all of our interest income for the six months ended June 30, 2022 and 2021, although taxable investment securities contributed 8.4% of interest income during the first half of 2022 compared to 4.0% during the first half of 2021  An increase in interest income of  $0.3 million can be attributed to the change in the volume of interest-earning assets, and  an increase of  $0.6 million can be attributed to  an increase in the yield earned on those assets. Prepayment penalty fees of $0.6 million recognized as loan fees during the six months ended June 30, 2022 added six basis points to the yield on the loan portfolio. The overall yield on interest-earning assets was  4.10% and  4.12% for the six months ended June 30, 2022 and 2021, respectively. The loan portfolio yielded  4.67% and  4.75% for the six months ended June 30, 2022 and  June 30, 2021, respectively, while the yield on the investment portfolio was  1.98% for the  six months ended June 30, 2022 compared to  1.48% for the  six months ended June 30, 2021. The decrease in the overall yield on interest-earning assets compared to the six months ended  June 30, 2021 was primarily driven by lower loan yields, partially offset by a 57 basis point increase in the yield on taxable investment securities.

Interest expense was  $4.4 million for the six months ended June 30, 2022,  a decrease of  $2.1 million compared to interest expense of  $6.5 million for the six months ended June 30, 2021.  A decrease in interest expense of  $0.6 million resulted from the change in volume of interest-bearing liabilities and  a decrease of  $1.6 million resulted from the  decrease in the cost of interest-bearing liabilities, primarily interest-bearing demand deposits and time deposits. Average interest-bearing liabilities  decreased approximately  $15.7 million for the  six months ended June 30, 2022 compared to the same period in  2021 mainly as a result of a  $44.2 million de crease in interest-bearing deposits, while average short- and long-term debt  increased by  $28.5 million. The cost of deposits  decreased  31 basis points to  0.25% for the six months ended June 30, 2022 compared to  0.56% for the six months ended June 30, 2021 as a result of the decrease in the rates offered for our all of our interest-bearing deposit products. The cost of interest-bearing liabilities  decreased  24 basis points to  0.52% for the six months ended June 30, 2022 compared to  0.76% for the same period in  2021, due to the  decrease in the cost of deposits, slightly offset by the increase in the cost of short- and long-term borrowings.

Net interest margin was  3.72% for the six months ended June 30, 2022,  an increase of  16 basis points from  3.56% for the  six months ended June 30, 2021. The  increase in net interest margin was primarily driven by a  31 basis point  decrease in the cost of deposits partially offset by a  two basis point  decrease in the yield on interest-earning assets.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the six months ended June 30, 2022 and 2021. Averages presented in the table below are daily averages (dollars in thousands).

	Six months ended June 30,
	2022			2021
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,879,768	$43,491	4.67%	$1,899,122	$44,762	4.75%
Securities:
Taxable	418,696	4,048	1.95	276,716	1,899	1.38
Tax-exempt	20,781	270	2.62	21,150	289	2.76
Interest-earning balances with banks	52,175	386	1.49	117,328	366	0.63
Total interest-earning assets	2,371,420	48,195	4.10	2,314,316	47,316	4.12
Cash and due from banks	41,045			35,516
Intangible assets	43,814			38,454
Other assets	122,270			135,309
Allowance for loan losses	(21,229)			(20,502)
Total assets	$2,557,320			$2,503,093
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$946,609	$732	0.16%	$795,829	$1,386	0.35%
Brokered deposits	3,574	7	0.41	90,576	449	1.00
Savings deposits	180,215	41	0.05	159,891	137	0.17
Time deposits	406,884	1,103	0.55	535,230	2,444	0.92
Total interest-bearing deposits	1,537,282	1,883	0.25	1,581,526	4,416	0.56
Short-term borrowings(2)	28,869	152	1.06	10,715	11	0.20
Long-term debt	139,200	2,361	3.42	128,812	2,090	3.27
Total interest-bearing liabilities	1,705,351	4,396	0.52	1,721,053	6,517	0.76
Noninterest-bearing deposits	599,156			513,238
Other liabilities	14,730			19,275
Stockholders’ equity	238,083			249,527
Total liabilities and stockholders’ equity	$2,557,320			$2,503,093
Net interest income/net interest margin		$43,799	3.72%		$40,799	3.56%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Six months ended June 30, 2022 vs.
	Six months ended June 30, 2021
	Volume	Rate	Net(1)
Interest income:
Loans	$(456)	$(815)	$(1,271)
Securities:
Taxable	975	1,174	2,149
Tax-exempt	(5)	(14)	(19)
Interest-earning balances with banks	(203)	223	20
Total interest-earning assets	311	568	879
Interest expense:
Interest-bearing demand deposits	263	(916)	(653)
Brokered deposits	(432)	(10)	(442)
Savings deposits	17	(114)	(97)
Time deposits	(586)	(755)	(1,341)
Short-term borrowings	18	123	141
Long-term debt	169	102	271
Total interest-bearing liabilities	(551)	(1,570)	(2,121)
Change in net interest income	$862	$2,138	$3,000

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Noninterest Income

Noninterest income includes, among other things, fees generated from our deposit services, gain on call or sale of investment securities, gains on sales of fixed assets and other real estate owned, swap termination fee income, servicing fees and fee income on serviced loans, interchange fees, income from bank owned life insurance, and changes in the fair value of equity securities. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.

Three months ended June 30, 2022 vs. three months ended June 30, 2021. Total noninterest income increased $2.3 million, or 56.2%, to $6.4 million for the three months ended June 30, 2022 compared to $4.1 million for the three months ended June 30, 2021. The increase in noninterest income is mainly attributable to $4.7 million in swap termination fees recorded during the three months ended June 30, 2022, partially offset by a $0.5 million loss on sale or disposition of fixed assets in the same period and a $1.7 million gain on call or sale of investment securities recorded in the three months ended June 30, 2021. The $0.5 million loss on sale or disposition of fixed assets resulted from the consolidation of two branch locations and from our sale of one tract of land that we held for a future branch location in the second quarter of 2022.

Six months ended June 30, 2022 vs. six months ended June 30, 2021. Total noninterest income increased $5.8 million, or 89.9%, to $12.2 million for the six months ended June 30, 2022 compared to $6.4 million for the six months ended June 30, 2021. The increase in noninterest income is mainly attributable to $8.1 million in swap termination fee income recorded during the six months ended June 30, 2022, partially offset by a $2.3 million gain on call or sale of investment securities recorded in the six months ended June 30, 2021.

Swap termination fees were recorded during the six months ended June 30, 2022 when we voluntarily terminated a number of interest rate swap agreements in response to market conditions. We had no remaining current or forward starting interest rate swap agreements at June 30, 2022.

Noninterest Expense

Three months ended June 30, 2022 vs. three months ended June 30, 2021. Total noninterest expense was $15.6 million for the three months ended June 30, 2022, a decrease of $2.4 million, or 13.4%, compared to the same period in 2021. The decrease is primarily attributable to $1.6 million in acquisition expenses related to the April 2021 acquisition of Cheaha Financial Group recorded in the three months ended June 30, 2021 and a $0.9 million decrease in salaries and employee benefits. The decrease in salaries and employee benefits compared to the same period in 2021 is primarily due to a decrease in full-time equivalent employees as well as two unfavorable health claims recorded in the second quarter of 2021.

Six months ended June 30, 2022 vs. six months ended June 30, 2021. Total noninterest expense was $31.0 million for the six months ended June 30, 2022, a decrease of $1.8 million, or 5.4%, compared to the same period in 2021. The decrease is primarily attributable to $2.0 million in acquisition expenses related to the April 2021 acquisition of Cheaha Financial Group recorded in the six months ended June 30, 2021 and a $0.5 million decrease in salaries and employee benefits, partially offset by a $0.5 million increase in other operating expenses. The decrease in salaries and employee benefits compared to the same period in 2021 is primarily due to a decrease in full-time equivalent employees as well as two unfavorable health claims recorded in the six months ended June 30, 2021. The increase in other operating expenses was driven by an increase in collection and repossession expenses, the majority of which is related to one impaired loan relationship impacted by Hurricane Ida.

Income Tax Expense

Income tax expense for the three months ended June 30, 2022 and 2021 was $2.5 million and $1.5 million, respectively. The effective tax rate for both the three months ended June 30, 2022 and 2021 was 20.7%. Income tax expense for the six months ended June 30, 2022 and 2021 was $5.1 million and $2.9 million, respectively. The effective tax rate for the six months ended June 30, 2022 and 2021 was 20.6% and 20.9%, respectively.

For the three and six months ended June 30, 2022, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain loans and investment securities and bank owned life insurance. For the three and six months ended June 30, 2021, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities.

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

At June 30, 2022 and December 31, 2021, there were no loans classified as loss. There were $0.4 million of loans classified as doubtful at June 30, 2022, compared to $0.7 million at December 31, 2021. At June 30, 2022 and December 31, 2021, there were $22.9 million and $46.8 million, respectively, of loans classified as substandard, and $4.7 million and $7.3 million, respectively, of loans classified as special mention.

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

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by type. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $22.0 million and $20.9 million at June 30, 2022 and December 31, 2021, respectively.

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

Impaired loans at June 30, 2022, which include TDRs and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses, were $18.1 million compared to $32.8 million at December 31, 2021. At June 30, 2022 and December 31, 2021, $0.3 million and $0.6 million, respectively, of the allowance for loan losses was specifically allocated to impaired loans.

The provision for loan losses is a charge to expense in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For both the six months ended June 30, 2022 and 2021, the provision for loan losses was $0.5 million.

Acquired loans that are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. Because ASC 310-30 does not permit carry over or recognition of an allowance for loan losses, we may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses if future cash flows deteriorate below initial projections. There was no provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 for the six months ended June 30, 2022 and 2021.

The following table presents the allocation of the allowance for loan losses by loan category and the percentage of loans in each loan category to total loans as of the dates indicated (dollars in thousands).

	June 30, 2022		December 31, 2021
	Allowance for Loan Losses	% of Loans in each Category to Total Loans	Allowance for Loan Losses	% of Loans in each Category to Total Loans
Mortgage loans on real estate:
Construction and development	$2,630	11.2%	$2,347	10.9%
1-4 Family	3,623	19.8	3,337	19.4
Multifamily	640	3.0	673	3.2
Farmland	313	0.8	383	1.1
Commercial real estate	9,633	46.5	9,354	47.9
Commercial and industrial	4,776	17.9	4,411	16.6
Consumer	339	0.8	354	0.9
Total	$21,954	100%	$20,859	100%

The following table presents the amount of the allowance for loan losses allocated to each loan category as a percentage of total loans as of the dates indicated (dollars in thousands).

	June 30, 2022	December 31, 2021
Mortgage loans on real estate:
Construction and development	0.14%	0.12%
1-4 Family	0.19	0.18
Multifamily	0.03	0.04
Farmland	0.02	0.02
Commercial real estate	0.50	0.50
Commercial and industrial	0.25	0.23
Consumer	0.02	0.02
Total	1.15%	1.11%

As discussed above, the balance in the allowance for loan losses is principally influenced by the provision for loan losses and net loan loss experience. Additions to the allowance are charged to the provision for loan losses. Losses are charged to the allowance as incurred and recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

The table below reflects the activity in the allowance for loan losses and key ratios for the periods indicated (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Allowance at beginning of period	$21,088	$20,423	$20,859	$20,363
Provision for loan losses	941	114	492	514
Net (charge-offs) recoveries	(75)	(92)	603	(432)
Allowance at end of period	$21,954	$20,445	$21,954	$20,445
Total loans - period end	1,916,395	1,947,820	1,916,395	1,947,820
Nonaccrual loans - period end	16,630	19,290	16,630	19,290

Key ratios:
Allowance for loan losses to total loans - period end	1.15%	1.05%	1.15%	1.05%
Allowance for loan losses to nonaccrual loans - period end	132.01%	105.99%	132.01%	105.99%
Nonaccrual loans to total loans - period end	0.87%	0.99%	0.87%	0.99%

The allowance for loan losses to total loans increased to 1.15% at June 30, 2022 compared to 1.05% at June 30, 2021, and the allowance for loan losses to nonaccrual loans ratio increased to 132% at June 30, 2022 compared to 106% at June 30, 2021. The increase in the allowance for loan losses to total loans at June 30, 2022 is primarily due to the increase in the allowance for loan losses resulting from net recoveries of $0.6 million in the loan portfolio during the six months ended June 30, 2022, as well as a decrease in the loan balance compared to June 30, 2021. The increase in the allowance for loan losses to nonaccrual loans is due to the decrease in nonaccrual loans. Nonaccrual loans were $16.6 million, or 0.87% of total loans, at June 30, 2022, a decrease of $2.7 million compared to $19.3 million, or 0.99% of total loans at June 30, 2021.

The following table presents the allocation of net (charge-offs) recoveries by loan category for the periods indicated (dollars in thousands).

	Three months ended June 30,
	2022			2021
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs to Average Loans
Mortgage loans on real estate:
Construction and development	$5	$208,829	(0.00)%	$(8)	$225,839	0.00%
1-4 Family	32	373,701	(0.01)	14	342,442	(0.00)
Multifamily	—	53,648	—	—	61,587	—
Farmland	—	16,959	—	(13)	23,083	0.06
Commercial real estate	1	900,817	(0.00)	1	876,144	(0.00)
Commercial and industrial	(73)	327,682	0.02	(74)	386,995	0.02
Consumer	(40)	14,938	0.27	(12)	24,423	0.05
Total	$(75)	$1,896,574	0.00%	$(92)	$1,940,513	0.00%

	Six months ended June 30,
	2022			2021
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs to Average Loans
Mortgage loans on real estate:
Construction and development	$21	$208,799	(0.01)%	$2	$210,272	(0.00)%
1-4 Family	102	369,245	(0.03)	(114)	341,386	0.03
Multifamily	—	55,548	—	—	61,875	—
Farmland	(54)	17,995	0.30	(13)	24,470	0.05
Commercial real estate	60	892,590	(0.01)	3	854,410	(0.00)
Commercial and industrial	549	319,791	(0.17)	(284)	384,710	0.07
Consumer	(75)	15,800	0.47	(26)	21,999	0.12
Total	$603	$1,879,768	(0.03)%	$(432)	$1,899,122	0.02%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs include recoveries of amounts previously charged off. For the three months ended June 30, 2022, net charge-offs were $0.1 million, or 0% of the average loan balance for the period, and for the six months ended June 30, 2022, net recoveries were $0.6 million, or 0.03% of the average loan balance for the period. Net charge-offs for the three and six months ended June 30, 2021 were $0.1 million and $0.4 million, respectively, equal to 0% and 0.02%, respectively, of the average loan balance for each period.

Management believes the allowance for loan losses at June 30, 2022 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to the scope and duration of the COVID-19 pandemic and its continued influence on the economy, inflation, higher interest rates, other unanticipated adverse changes in the economy, or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

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

There were 22 credits classified as TDRs at June 30, 2022 with a total aggregate balance of $5.0 million, compared to 29 credits with a total aggregate balance of $10.5 million at December 31, 2021. At June 30, 2022, 12 of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, five of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, three restructured loans were considered TDRs due to principal payment forbearance, paying interest only for a specified period of time, and two of the restructured loans were considered TDRs due to principal and interest forbearance.

As of June 30, 2022 and December 31, 2021, none of the TDRs were in default of their modified terms and included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value, less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. Other real estate owned with a cost basis of $0.6 million and $1.5 million was sold during the three and six months ended June 30, 2022, respectively, resulting in losses of $0.1 million and $43,000, respectively for the periods. Other real estate owned with a cost basis of $28,000 was sold during the three and six months ended June 30, 2021, resulting in a loss of $5,000. At June 30, 2022, approximately $0.1 million of loans secured by real estate were in the process of foreclosure.

The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	June 30, 2022	December 31, 2021
1-4 Family	$682	$168
Farmland	990	—
Commercial real estate	1,725	2,485
Total other real estate owned	$3,397	$2,653

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Six months ended June 30,
	2022	2021
Balance, beginning of period	$2,653	$663
Additions	1,673	501
Transfers from bank premises and equipment	525	—
Transfers from acquired loans	—	354
Sales of other real estate owned	(1,454)	(28)
Balance, end of period	$3,397	$1,490

Impact of Inflation. Inflation reached a near 40-year high in late 2021 primarily due to effects of the ongoing pandemic, and continues to be high in 2022. When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, this could impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for loan losses resulting from a possible increased default rate. Inflation may lead to lower loan re-financings. Inflation may also increase the costs of goods and services we purchase, including the costs of salaries and benefits. In response to higher inflation, the Federal Reserve has increased interest rates multiple times in 2022. For additional information, see Certain Events that Affect Year-Over-Year Comparability – Federal Funds Target Rate above, see Interest Rate Risk below, and Item 1A. “Risk Factors – Risks Related to our Business – Changes in interest rates could have an adverse effect on our profitability,” in our Annual Report.

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At June 30, 2022, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of June 30, 2022
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income(1)
+300	(7.9)%
+200	(5.3)%
+100	(2.5)%
-100	(2.1)%

(1)

The percentage change in this column represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.

The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities, and the expected life of non-maturity deposits. However, there are a number of factors that influence the effect of interest rate fluctuations on us which are difficult to measure and predict. For example, a rapid drop in interest rates might cause our loans to repay at a more rapid pace and certain mortgage-related investments to prepay more quickly than projected. This could mitigate some of the benefits of falling rates as are expected when we are in a negatively-gapped position. Conversely, a rapid rise in rates could give us an opportunity to increase our margins and stifle the rate of repayment on our mortgage-related loans which would increase our returns; however, we may need to increase the rates we offer to maintain or increase deposits, which would adversely impact our margins. As a result, because these assumptions are inherently uncertain, actual results will differ from simulated results.

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At June 30, 2022 and December 31, 2021, 79% and 81% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At June 30, 2022, securities with a carrying value of $138.1 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $118.2 million in pledged securities at December 31, 2021.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2022, the balance of our outstanding advances with the FHLB was $239.8 million, an increase from $78.5 million at December 31, 2021. The total amount of the remaining credit available to us from the FHLB at June 30, 2022 was $650.9 million. At June 30, 2022, our FHLB borrowings were collateralized by approximately $899.9 million of our loan portfolio and $0.7 million of our investment securities.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $0.1 million of repurchase agreements outstanding at June 30, 2022 compared to $5.8 million of repurchase agreements outstanding at December 31, 2021.

We maintain unsecured lines of credit with other commercial banks totaling $60.0 million. These lines of credit are federal funds lines of credit and are used for overnight borrowing only. The lines of credit mature at various times within the next year. We had no outstanding balances on our unsecured lines of credit at June 30, 2022 and December 31, 2021.

In addition, at June 30, 2022 and December 31, 2021, we had $45.0 million and $43.6 million in aggregate principal amount of subordinated debt outstanding. In April 2022, we completed a private placement of $20.0 million in aggregate principal amount of our 2032 Notes, and used the majority of the proceeds to redeem $18.6 million of our 2027 Notes in June 2022. See discussion above under Discussion and Analysis of Financial Condition – Borrowings – 2032 Notes. For additional information on our 2027 and 2029 Notes, see our Annual Report on Form 10-K for the year ended December 31, 2021, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion and Analysis of Financial Condition – Borrowings – 2029 Notes and 2027 Notes” and Note 11 to the financial statements included in such report.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. At June 30, 2022 and December 31, 2021, we held no brokered deposits, as defined for federal regulatory purposes. The Bank has historically use brokered deposits to satisfy the required borrowings under its interest rate swap agreements. We hold QwickRate® deposits, included in our time deposit balances, which we obtain through a qualified network to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At June 30, 2022, we held $42.4 million of QwickRate® deposits, a decrease compared to $63.8 million at December 31, 2021.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three months ended June 30, 2022 and 2021.

	Percentage of Total Average Deposits and Borrowed Funds		Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds		Cost of Funds
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Noninterest-bearing demand deposits	27%	24%	26%	23%	—%	—%	—%	—%
Interest-bearing demand deposits	40	36	41	36	0.17	0.33	0.16	0.35
Brokered deposits	—	4	—	4	0.52	0.99	0.41	1.00
Savings accounts	8	7	8	7	0.05	0.16	0.05	0.17
Time deposits	17	23	18	24	0.51	0.80	0.55	0.92
Short-term borrowings	2	—	1	—	1.15	0.21	1.06	0.20
Long-term borrowed funds	6	6	6	6	3.50	3.27	3.42	3.27
Total deposits and borrowed funds	100%	100%	100%	100%	0.41%	0.54%	0.38%	0.59%

Capital Management. Our primary sources of capital include retained earnings, capital obtained through acquisitions, and proceeds from the sale of our capital stock and subordinated debt. We may issue additional common stock and debt securities from time to time to fund acquisitions and support our organic growth. As noted above, during the six months ended June 30, 2022, we refinanced our 2027 Notes.

During the six months ended June 30, 2022, the Company paid $1.7 million in dividends, compared to $1.4 million during the six months ended June 30, 2021. The Company declared dividends on its common stock of $0.175 per share during the six months ended June 30, 2022 compared to dividends of $0.15 per share during the six months ended June 30, 2021. Our board of directors has authorized a share repurchase program and, on April 21, 2022, approved an additional 400,000 shares of the Company’s common stock for repurchase. The Company had 223,773 shares of its common stock remaining authorized for repurchase under the program at June 30, 2022. During the six months ended June 30, 2022, the Company paid $7.6 million to repurchase 381,919 shares of its common stock, compared to paying $4.5 million to repurchase 249,590 shares of its common stock during the six months ended June 30, 2021.

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

The Company and the Bank each were in compliance with all regulatory capital requirements at June 30, 2022 and December 31, 2021. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement for Bank to be Well Capitalized Under Prompt Corrective Action Rules
	Amount	Ratio	Amount	Ratio
June 30, 2022
Investar Holding Corporation:
Tier 1 leverage capital	$218,062	8.57%	$—	—%
Common equity tier 1 capital	208,562	9.73	—	—
Tier 1 capital	218,062	10.17	—	—
Total capital	284,666	13.28	—	—
Investar Bank:
Tier 1 leverage capital	255,395	10.05	127,110	5.00
Common equity tier 1 capital	255,395	11.94	139,089	6.50
Tier 1 capital	255,395	11.94	171,187	8.00
Total capital	277,783	12.98	213,984	10.00

December 31, 2021
Investar Holding Corporation:
Tier 1 leverage capital	$206,899	8.12%	$—	—%
Common equity tier 1 capital	197,399	9.45	—	—
Tier 1 capital	206,899	9.90	—	—
Total capital	271,416	12.99	—	—
Investar Bank:
Tier 1 leverage capital	244,541	9.60	127,313	5.00
Common equity tier 1 capital	244,541	11.72	135,651	6.50
Tier 1 capital	244,541	11.72	166,956	8.00
Total capital	266,069	12.75	208,694	10.00

Off-Balance Sheet Transactions

Swap Contracts. The Bank historically has entered into interest rate swap contracts, some of which are forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. At June 30, 2022 the Company had no current or forward starting interest rate swap agreements. At December 31, 2021 the Company had no current interest rate swap agreements, and forward starting interest rate swap agreements with a total notional amount of $115.0 million, all of which were designated as cash flow hedges. For additional information, see Note 7 to the financial statements included herein.

During the six months ended June 30, 2022, the Company voluntarily terminated its remaining interest rate swap agreements with a total notional amount of $115.0 million in response to market conditions. For the three and six months ended June 30, 2022, unrealized gains of $3.7 million and $6.4 million, respectively, net of tax expenses of $1.0 million and $1.7 million, respectively, were reclassified from “Accumulated other comprehensive (loss) income” and recorded as “Swap termination fee income” in noninterest income in the accompanying consolidated statements of income for the respective periods.

For the three and six months ended June 30, 2022, gains of $1.2 million and $4.3 million, respectively, net of tax expenses of $0.3 million and $1.2 million, respectively, have been recognized in “Other comprehensive (loss) income” in the accompanying consolidated statements of comprehensive (loss) income for the change in fair value of the interest rate swaps compared to a loss of $2.0 million, net of a tax benefit of $0.5 million, and a gain of $4.0 million, net of a $1.1 million tax expense, recognized for the three and six months ended June 30, 2021, respectively.

The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the three and six months ended June 30, 2022 and 2021.

Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in other liabilities in the consolidated balance sheets and was $0.4 million and $0.7 million at June 30, 2022 and December 31, 2021, respectively.

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

	June 30, 2022	December 31, 2021
Loan commitments	$406,417	$349,701
Standby letters of credit	14,074	18,259

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at June 30, 2022, the Company had unfunded commitments of $2.0 million for its investment in Small Business Investment Company qualified funds.

For the six months ended June 30, 2022 and for the year ended December 31, 2021, except as disclosed herein and in the Company’s Annual Report, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Lease Obligations. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.

The following table presents, as of June 30, 2022, contractually obligated lease payments due under non-cancelable operating leases by payment date (dollars in thousands).

Less than one year	$553
One to three years	1,104
Three to five years	739
Over five years	1,182
Total	$3,578

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2021 are set forth in the Company’s Annual Report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” Please refer to the information in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Risk Management” in this report for additional information about the Company’s market risk for the six months ended June 30, 2022; except as discussed therein, there have been no material changes in the Company’s market risk since December 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended June 30, 2022.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
April 1, 2022 - April 30, 2022	31,138	$19.48	25,490	502,954
May 1, 2022 - May 31, 2022	279,427	19.87	279,181	223,773
June 1, 2022 - June 30, 2022	32	22.16	—	223,773
	310,597	$19.83	304,671	223,773

(1)	Includes 5,926 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.
(2)	On April 21, 2022, the Company announced that its board of directors authorized the repurchase of an additional 400,000 shares of the Company’s common stock under its stock repurchase plan. As of August 5, 2022, the Company had 167,481 shares remaining as authorized for repurchase.

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

INVESTAR HOLDING CORPORATION

Date: August 5, 2022	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	/s/ Christopher L. Hufft
Christopher L. Hufft
Chief Financial Officer
(Principal Financial Officer)