Form 10-Q
period 2022-09-30
Investar Holding Corp
filed 2022-11-02
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 9,890,880 shares outstanding as of October 31, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$31,711	$38,601
Interest-bearing balances due from other banks	4,302	57,940
Federal funds sold	—	500
Cash and cash equivalents	36,013	97,041

Available for sale securities at fair value (amortized cost of $477,242 and $356,639, respectively)	413,186	355,509
Held to maturity securities at amortized cost (estimated fair value of $8,951 and $10,727, respectively)	9,373	10,255
Loans held for sale	—	620
Loans, net of allowance for loan losses of $23,164 and $20,859, respectively	1,982,513	1,851,153
Equity securities	26,629	16,803
Bank premises and equipment, net of accumulated depreciation of $21,421 and $19,149, respectively	50,327	58,080
Other real estate owned, net	2,326	2,653
Accrued interest receivable	11,915	11,355
Deferred tax asset	16,587	2,239
Goodwill and other intangible assets, net	43,360	44,036
Bank owned life insurance	57,033	51,074
Other assets	12,432	12,385
Total assets	$2,661,694	$2,513,203

LIABILITIES
Deposits:
Noninterest-bearing	$590,610	$585,465
Interest-bearing	1,462,073	1,534,801
Total deposits	2,052,683	2,120,266
Advances from Federal Home Loan Bank	333,100	78,500
Federal funds purchased	168	—
Repurchase agreements	—	5,783
Subordinated debt, net of unamortized issuance costs	44,201	42,989
Junior subordinated debt	8,484	8,384
Accrued taxes and other liabilities	17,358	14,683
Total liabilities	2,455,994	2,270,605

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 9,901,078 and 10,343,494 shares issued and outstanding, respectively	9,901	10,343
Surplus	146,155	154,932
Retained earnings	100,247	76,160
Accumulated other comprehensive (loss) income	(50,603)	1,163
Total stockholders’ equity	205,700	242,598
Total liabilities and stockholders’ equity	$2,661,694	$2,513,203

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$23,924	$23,220	$67,415	$67,982
Interest on investment securities	2,874	1,021	7,192	3,209
Other interest income	204	232	590	598
Total interest income	27,002	24,473	75,197	71,789

INTEREST EXPENSE
Interest on deposits	1,315	1,854	3,198	6,270
Interest on borrowings	2,220	1,071	4,733	3,172
Total interest expense	3,535	2,925	7,931	9,442
Net interest income	23,467	21,548	67,266	62,347

Provision for loan losses	1,162	21,713	1,654	22,227
Net interest income (loss) after provision for loan losses	22,305	(165)	65,612	40,120

NONINTEREST INCOME
Service charges on deposit accounts	820	650	2,291	1,748
Gain on call or sale of investment securities, net	—	—	6	2,321
Loss on sale or disposition of fixed assets, net	(103)	—	(191)	(2)
Gain (loss) on sale of other real estate owned, net	50	—	7	(5)
Swap termination fee income	—	1,835	8,077	1,835
Gain on sale of loans	—	73	37	119
Servicing fees and fee income on serviced loans	17	38	61	167
Interchange fees	511	504	1,544	1,393
Income from bank owned life insurance	341	304	959	838
Change in the fair value of equity securities	(27)	48	(102)	204
Other operating income	1,056	462	2,220	1,743
Total noninterest income	2,665	3,914	14,909	10,361
Income before noninterest expense	24,970	3,749	80,521	50,481

NONINTEREST EXPENSE
Depreciation and amortization	1,087	1,264	3,364	3,748
Salaries and employee benefits	9,345	9,770	27,429	28,381
Occupancy	810	662	2,202	1,975
Data processing	861	715	2,594	2,434
Marketing	84	57	188	169
Professional fees	460	382	1,338	1,118
Loss on early extinguishment of subordinated debt	—	—	222	—
Acquisition expense	—	446	—	2,448
Other operating expenses	3,320	3,085	9,615	8,877
Total noninterest expense	15,967	16,381	46,952	49,150
Income (loss) before income tax expense (benefit)	9,003	(12,632)	33,569	1,331
Income tax expense (benefit)	1,699	(2,648)	6,758	267
Net income (loss)	$7,304	$(9,984)	$26,811	$1,064

EARNINGS PER SHARE
Basic earnings (loss) per share	$0.74	$(0.95)	$2.64	$0.10
Diluted earnings (loss) per share	0.73	(0.95)	2.62	0.09
Cash dividends declared per common share	0.095	0.08	0.27	0.23

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$7,304	$(9,984)	$26,811	$1,064
Other comprehensive (loss) income:
Investment securities:
Unrealized loss, available for sale, net of tax benefit of $4,739, $331, $13,210 and $441, respectively	(17,829)	(1,246)	(49,709)	(1,659)
Reclassification of realized gain, available for sale, net of tax expense of $0, $0, $1 and $487, respectively	—	—	(5)	(1,834)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0 for all respective periods	—	(1)	(1)	(1)
Derivative financial instruments:
Change in fair value of interest rate swaps designated as a cash flow hedge, net of tax expense of $0, $135, $1,151 and $1,206, respectively	—	508	4,329	4,538
Reclassification of realized gain, interest rate swap termination, net of tax expense of $0, $385, $1,697 and $385, respectively	—	(1,450)	(6,380)	(1,450)
Total other comprehensive loss	(17,829)	(2,189)	(51,766)	(406)
Total comprehensive (loss) income	$(10,525)	$(12,173)	$(24,955)	$658

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income (Loss)	Equity
Three months ended:
September 30, 2021
Balance at beginning of period	$10,413	$155,847	$80,867	$3,588	$250,715
Surrendered shares	—	(5)	—	—	(5)
Options exercised	39	579	—	—	618
Dividends declared, $0.08 per share	—	—	(829)	—	(829)
Stock-based compensation	1	441	—	—	442
Shares repurchased	(109)	(2,335)	—	—	(2,444)
Net loss	—	—	(9,984)	—	(9,984)
Other comprehensive loss, net	—	—	—	(2,189)	(2,189)
Balance at end of period	$10,344	$154,527	$70,054	$1,399	$236,324

September 30, 2022
Balance at beginning of period	$10,025	$148,230	$93,888	$(32,774)	$219,369
Surrendered shares	(1)	(5)	—	—	(6)
Options exercised	3	32	—	—	35
Dividends declared, $0.095 per share	—	—	(945)	—	(945)
Stock-based compensation	1	501	—	—	502
Shares repurchased	(127)	(2,603)	—	—	(2,730)
Net income	—	—	7,304	—	7,304
Other comprehensive loss, net	—	—	—	(17,829)	(17,829)
Balance at end of period	$9,901	$146,155	$100,247	$(50,603)	$205,700

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED

(Amounts in thousands, except share data)

(Unaudited)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income (Loss)	Equity
Nine months ended:
September 30, 2021
Balance at beginning of period	$10,609	$159,485	$71,385	$1,805	$243,284
Surrendered shares	(19)	(348)	—	—	(367)
Options exercised	47	686	—	—	733
Dividends declared, $0.23 per share	—	—	(2,395)	—	(2,395)
Stock-based compensation	66	1,270	—	—	1,336
Shares repurchased	(359)	(6,566)	—	—	(6,925)
Net income	—	—	1,064	—	1,064
Other comprehensive loss, net	—	—	—	(406)	(406)
Balance at end of period	$10,344	$154,527	$70,054	$1,399	$236,324

September 30, 2022
Balance at beginning of period	$10,343	$154,932	$76,160	$1,163	$242,598
Surrendered shares	(20)	(369)	—	—	(389)
Options exercised	10	123	—	—	133
Dividends declared, $0.27 per share	—	—	(2,724)	—	(2,724)
Stock-based compensation	77	1,294	—	—	1,371
Shares repurchased	(509)	(9,825)	—	—	(10,334)
Net income	—	—	26,811	—	26,811
Other comprehensive loss, net	—	—	—	(51,766)	(51,766)
Balance at end of period	$9,901	$146,155	$100,247	$(50,603)	$205,700

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2022	2021
Net income	$26,811	$1,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,364	3,748
Provision for loan losses	1,654	22,227
Amortization of purchase accounting adjustments	(131)	(1,249)
Net amortization of securities	899	2,839
Gain on call or sale of investment securities, net	(6)	(2,321)
Loss on sale or disposition of fixed assets, net	191	2
(Gain) loss on sale of other real estate owned, net	(7)	5
Loss on early extinguishment of subordinated debt	222	—
FHLB stock dividend	(50)	(31)
Stock-based compensation	1,371	1,336
Deferred taxes	(588)	136
Net change in value of bank owned life insurance	(959)	(835)
Amortization of subordinated debt issuance costs	42	69
Change in the fair value of equity securities	102	(204)
Loans held for sale:
Originations	(624)	(7,195)
Proceeds from sales	1,281	7,014
Gain on sale of loans	(37)	(119)
Net change in:
Accrued interest receivable	(560)	2,074
Other assets	(1,646)	(3,898)
Accrued taxes and other liabilities	2,220	3,960
Net cash provided by operating activities	33,549	28,622

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	137,803
Purchases of securities available for sale	(180,590)	(156,204)
Proceeds from maturities, prepayments and calls of investment securities available for sale	49,271	68,444
Proceeds from maturities, prepayments and calls of investment securities held to maturity	868	1,003
Proceeds from redemption or sale of equity securities	326	574
Purchases of equity securities	(10,204)	(523)
Net (increase) decrease in loans	(125,988)	78,644
Proceeds from sales of other real estate owned	4,145	878
Purchases of other real estate owned	—	(501)
Proceeds from sales of fixed assets	4,692	3
Purchases of fixed assets	(743)	(3,293)
Purchases of bank owned life insurance	(5,000)	(8,000)
Purchase of other investments	(643)	(123)
Distributions from investments	25	20
Cash paid for acquisition of Cheaha Financial Group, net of cash acquired	—	8,112
Net cash (used in) provided by investing activities	(263,841)	126,837

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net (decrease) increase in customer deposits	(67,859)	209,190
Net increase in federal funds purchased	168	—
Net (decrease) increase in repurchase agreements	(5,783)	927
Net increase (decrease) in short-term FHLB advances	279,600	(42,000)
Repayment of long-term FHLB advances	(25,000)	—
Cash dividends paid on common stock	(2,609)	(2,261)
Proceeds from stock options exercised	133	733
Payments to repurchase common stock	(10,334)	(6,925)
Proceeds from subordinated debt, net of issuance costs	19,548	—
Extinguishment of subordinated debt	(18,600)	—
Net cash provided by financing activities	169,264	159,664
Net change in cash and cash equivalents	(61,028)	315,123
Cash and cash equivalents, beginning of period	97,041	35,368
Cash and cash equivalents, end of period	$36,013	$350,491

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2022.

Nature of Operations

The Company, headquartered in Baton Rouge, Louisiana, provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association (the “Bank”), a national bank, primarily to meet the needs of individuals, professionals and small to medium-sized businesses. The Company’s primary markets are in Louisiana, Texas and Alabama. At September 30, 2022, the Company operated 21 full service branches located in Louisiana, four full service branches located in Texas and six full service branches located in Alabama, and had 352 full-time equivalent employees.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions, changes in conditions of our borrowers’ industries or changes in the condition of individual borrowers. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for loan losses may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Other estimates that are susceptible to significant change in the near term relate to the allowance for off-balance sheet credit losses, the fair value of stock-based compensation awards, the determination of other-than-temporary impairments of securities, and the fair value of financial instruments and goodwill.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATE

D FINANCIAL STATEMENTS

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

Equity Securities

The Company is a member of the Federal Home Loan Bank (“FHLB”) system. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, is restricted as to redemption, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Equity securities also include investments in our other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of equity securities in our correspondent banks at  September 30, 2022 and  December 31, 2021 was $24.5 million and $15.0 million, respectively.

In addition, equity securities include marketable securities in corporate stocks and mutual funds. The estimated fair value of equity securities totaled $2.1 million and $1.8 million at September 30, 2022 and  December 31, 2021, respectively.

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

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. For loans carried at the lower of cost or fair value, gains and losses on loan sales (sales proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan. At September 30, 2022, there were no loans held for sale, and at  December 31, 2021, there were $0.6 million in loans held for sale.

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

In the ordinary course of business, the Bank enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The reserve for unfunded loan commitments was $0.3 million and $0.7 million at  September 30, 2022 and  December 31, 2021, respectively.

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

The Company accounts for acquired impaired loans under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). An acquired loan is considered impaired when there is evidence of credit deterioration since origination and it is probable, at the date of acquisition, that we will be unable to collect all contractually required payments. ASC 310-30 prohibits the carryover of an allowance for loan losses for acquired impaired loans. Over the life of the acquired loans, we continually estimate the cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. As of the end of each fiscal quarter, we evaluate the present value of the acquired loans using the effective interest rates. For any increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life, while we recognize a provision for loan losses in the consolidated statements of income (loss) if the cash flows expected to be collected have decreased.

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

FASB ASC Topic 326 “Financial Instruments – Credit Losses, Troubled Debt Restructurings and Vintage Disclosures” Update No. 2022-02. The FASB issued ASU No. 2022-02 in March 2022. The ASU eliminates the accounting guidance for TDRs and, instead, requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendment also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases. The guidance is effective for entities that have adopted ASU 2016-13 for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively. ASU 2016-13 will be effective for the Company on January 1, 2023. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

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

Acquisition Expense

There were no acquisition expenses recorded in the three and nine months ended September 30, 2022. Acquisition related costs of $0.4 million and $2.4 million are included in “Acquisition expense” in the accompanying consolidated statements of income (loss) for the three and nine months ended September 30, 2021 and are related to the acquisition of Cheaha.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share data).

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Earnings (loss) per common share - basic
Net income (loss)	$7,304	$(9,984)	$26,811	$1,064
Less: income (loss) allocated to participating securities	(5)	23	(27)	(2)
Net income (loss) allocated to common shareholders	7,299	(9,961)	26,784	1,062
Weighted average basic shares outstanding	9,965,374	10,398,787	10,148,630	10,440,638
Basic earnings (loss) per common share	$0.74	$(0.95)	$2.64	$0.10

Earnings (loss) per common share - diluted
Net income (loss) allocated to common shareholders	$7,299	$(9,961)	$26,784	$1,062
Weighted average basic shares outstanding	9,965,374	10,398,787	10,148,630	10,440,638
Dilutive effect of securities	120,875	—	80,540	88,226
Total weighted average diluted shares outstanding	10,086,249	10,398,787	10,229,170	10,528,864
Diluted earnings (loss) per common share	$0.73	$(0.95)	$2.62	$0.09

Due to the net loss for the three months ended  September 30, 2021, the exercise or conversion of any outstanding stock options, restricted stock awards, and restricted stock units increases the number of shares in the denominator of the calculation of diluted earnings (loss) per share and results in a lower loss per share. The Company excludes the effect of these shares from the loss per share calculation as their effect is antidilutive. Therefore, diluted loss per share is the same as basic loss per share for the three months ended  September 30, 2021.

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings (loss) per common share and have been excluded from the computations above are shown below.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock options	17,966	80,586	9,995	51
Restricted stock awards	—	323	67	294
Restricted stock units	1,884	44,336	26,717	29,066

NOTE 4. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
September 30, 2022
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$31,438	$163	$(724)	$30,877
Obligations of state and political subdivisions	20,967	—	(3,017)	17,950
Corporate bonds	33,467	—	(3,363)	30,104
Residential mortgage-backed securities	304,410	8	(49,211)	255,207
Commercial mortgage-backed securities	86,960	226	(8,138)	79,048
Total	$477,242	$397	$(64,453)	$413,186

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2021
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$21,143	$152	$(27)	$21,268
Obligations of state and political subdivisions	32,330	468	(213)	32,585
Corporate bonds	27,777	235	(345)	27,667
Residential mortgage-backed securities	200,696	711	(1,503)	199,904
Commercial mortgage-backed securities	74,693	369	(977)	74,085
Total	$356,639	$1,935	$(3,065)	$355,509

Proceeds from sales of investment securities classified as AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Proceeds from sales	$—	$—	$—	$137,803
Gross gains	$—	$—	$—	$2,323
Gross losses	$—	$—	$—	$(2)

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
September 30, 2022
Obligations of state and political subdivisions	$6,535	$3	$(121)	$6,417
Residential mortgage-backed securities	2,838	—	(304)	2,534
Total	$9,373	$3	$(425)	$8,951

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2021
Obligations of state and political subdivisions	$6,910	$367	$—	$7,277
Residential mortgage-backed securities	3,345	105	—	3,450
Total	$10,255	$472	$—	$10,727

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of September 30, 2022 or December 31, 2021.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The approximate fair value of AFS securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2022
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$15,983	$(714)	$1,122	$(10)	$17,105	$(724)
Obligations of state and political subdivisions	15,469	(2,262)	2,480	(755)	17,949	(3,017)
Corporate bonds	23,282	(1,736)	6,823	(1,627)	30,105	(3,363)
Residential mortgage-backed securities	199,470	(34,755)	54,513	(14,456)	253,983	(49,211)
Commercial mortgage-backed securities	37,304	(4,094)	24,988	(4,044)	62,292	(8,138)
Total	$291,508	$(43,561)	$89,926	$(20,892)	$381,434	$(64,453)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2021
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$1,438	$(25)	$668	$(2)	$2,106	$(27)
Obligations of state and political subdivisions	10,803	(213)	—	—	10,803	(213)
Corporate bonds	10,197	(254)	2,409	(91)	12,606	(345)
Residential mortgage-backed securities	156,862	(1,503)	—	—	156,862	(1,503)
Commercial mortgage-backed securities	44,055	(941)	6,284	(36)	50,339	(977)
Total	$223,355	$(2,936)	$9,361	$(129)	$232,716	$(3,065)

The approximate fair value of HTM securities, and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of  September 30, 2022 (dollars in thousands). There were no HTM securities in a continuous loss position as of  December 31, 2021.

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2022
Obligations of state and political subdivisions	$3,669	$(121)	$—	$—	$3,669	$(121)
Residential mortgage-backed securities	2,534	(304)	—	—	2,534	(304)
Total	$6,203	$(425)	$—	$—	$6,203	$(425)

Unrealized losses are generally due to changes in market interest rates. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. Due to the nature of the investments, current market prices, and the current interest rate environment, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2022 or December 31, 2021.

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

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
September 30, 2022
Due within one year	$344	$342	$870	$871
Due after one year through five years	32,887	31,768	1,875	1,877
Due after five years through ten years	53,872	50,087	3,790	3,669
Due after ten years	390,139	330,989	2,838	2,534
Total debt securities	$477,242	$413,186	$9,373	$8,951

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
December 31, 2021
Due within one year	$726	$726	$870	$902
Due after one year through five years	14,189	14,327	1,875	2,018
Due after five years through ten years	51,988	52,376	4,165	4,356
Due after ten years	289,736	288,080	3,345	3,451
Total debt securities	$356,639	$355,509	$10,255	$10,727

At September 30, 2022, securities with a carrying value of $133.3 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $118.2 million in pledged securities at December 31, 2021.

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company’s loan portfolio, excluding loans held for sale, consists of the following categories of loans as of the dates presented (dollars in thousands).

	September 30, 2022	December 31, 2021
Construction and development	$220,609	$203,204
1-4 Family	391,857	364,307
Multifamily	57,306	59,570
Farmland	14,202	20,128
Commercial real estate	910,191	896,377
Total mortgage loans on real estate	1,594,165	1,543,586
Commercial and industrial	397,759	310,831
Consumer	13,753	17,595
Total loans	$2,005,677	$1,872,012

Unamortized premiums and discounts on loans, included in the total loans balances above, were$0.9 million and $1.9 million at September 30, 2022 and  December 31, 2021, respectively, and unearned income, or deferred fees, on loans was $1.2 millionand $1.8 million at September 30, 2022 and  December 31, 2021, respectively and is also included in the total loans balance in the table above.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below provides an analysis of the aging of loans, excluding loans held for sale, as of the dates presented (dollars in thousands).

	September 30, 2022
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$219,994	$109	$165	$27	$314	$615	$—	$220,609
1-4 Family	388,987	807	458	358	937	2,560	310	391,857
Multifamily	57,291	15	—	—	—	15	—	57,306
Farmland	13,971	167	—	—	64	231	—	14,202
Commercial real estate	900,277	1,359	173	—	7,753	9,285	629	910,191
Total mortgage loans on real estate	1,580,520	2,457	796	385	9,068	12,706	939	1,594,165
Commercial and industrial	393,051	1,503	216	10	2,979	4,708	—	397,759
Consumer	13,472	62	16	—	145	223	58	13,753
Total loans	$1,987,043	$4,022	$1,028	$395	$12,192	$17,637	$997	$2,005,677

	December 31, 2021
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$202,850	$55	$11	$—	$288	$354	$—	$203,204
1-4 Family	360,434	1,933	182	—	1,410	3,525	348	364,307
Multifamily	59,570	—	—	—	—	—	—	59,570
Farmland	18,348	—	—	—	79	79	1,701	20,128
Commercial real estate	881,575	170	86	—	13,910	14,166	636	896,377
Total mortgage loans on real estate	1,522,777	2,158	279	—	15,687	18,124	2,685	1,543,586
Commercial and industrial	295,323	4,044	57	53	11,354	15,508	—	310,831
Consumer	17,238	89	18	—	186	293	64	17,595
Total loans	$1,835,338	$6,291	$354	$53	$27,227	$33,925	$2,749	$1,872,012

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loans Acquired with Deteriorated Credit Quality

The Company accounts for certain loans acquired as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments. The acquired impaired loans had no accretable yield recorded for the three and nine months ended September 30, 2022 and 2021.

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

In the second quarter of 2020, the Bank began participating as a lender in the Small Business Administration’s (“SBA”) and U.S. Department of Treasury’s Paycheck Protection Program (“PPP”) as established by the CARES Act and enhanced by the Paycheck Protection Program and Health Care Enhancement Act and the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The PPP was established to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% with deferred payments, and if originated before June 5, 2020, mature two years from origination, or if made on or after June 5, 2020, five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount. In July 2020, the CARES Act was amended to extend the SBA’s authority to make commitments under the PPP, which had previously expired on June 30, 2020. The PPP resumed taking applications on July 6, 2020, and the new deadline to apply for a PPP loan ended on August 8, 2020. On December 27, 2020, the CAA, a $900 billion aid package, was enacted that renewed the PPP and allocated additional funding for new first time PPP loans under the original PPP and also authorized second draw PPP loans for certain eligible borrowers that had previously received a PPP loan. The application period for the renewed PPP lasted from January 1, 2021 to May 31, 2021. At September 30, 2022 and  December 31, 2021 the Company’s loan portfolio included PPP loans with balances of $1.9 million and $23.3 million, respectively, all of which are included in commercial and industrial loans.

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

	September 30, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Total
Construction and development	$217,521	$799	$2,289	$—	$220,609
1-4 Family	389,513	—	2,344	—	391,857
Multifamily	57,306	—	—	—	57,306
Farmland	14,055	—	147	—	14,202
Commercial real estate	893,946	6,185	10,060	—	910,191
Total mortgage loans on real estate	1,572,341	6,984	14,840	—	1,594,165
Commercial and industrial	387,041	5,518	4,963	237	397,759
Consumer	13,571	—	182	—	13,753
Total loans	$1,972,953	$12,502	$19,985	$237	$2,005,677

	December 31, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total
Construction and development	$200,788	$818	$1,598	$—	$203,204
1-4 Family	358,062	38	6,207	—	364,307
Multifamily	59,113	—	457	—	59,570
Farmland	18,348	—	1,780	—	20,128
Commercial real estate	872,951	3,891	19,535	—	896,377
Total mortgage loans on real estate	1,509,262	4,747	29,577	—	1,543,586
Commercial and industrial	290,677	2,523	16,941	690	310,831
Consumer	17,269	19	307	—	17,595
Total loans	$1,817,208	$7,289	$46,825	$690	$1,872,012

The Company had no loans that were classified as loss at September 30, 2022 or December 31, 2021.

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of the participations and whole loans sold were $22.4 million and $33.0 million at September 30, 2022 and  December 31, 2021, respectively. The unpaid principal balance of these loans was approximately$90.3 million and $91.9 million at September 30, 2022 and  December 31, 2021, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as to companies in which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $97.5 million and $97.6 million as of September 30, 2022 and  December 31, 2021, respectively.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	September 30, 2022	December 31, 2021
Balance, beginning of period	$97,606	$96,390
New loans/changes in relationship	12,483	26,475
Repayments/changes in relationship	(12,583)	(25,259)
Balance, end of period	$97,506	$97,606

Allowance for Loan Losses

The table below shows a summary of the activity in the allowance for loan losses for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$21,954	$20,445	$20,859	$20,363
Provision for loan losses	1,162	21,713	1,654	22,227
Loans charged off	(51)	(21,664)	(511)	(22,224)
Recoveries	99	73	1,162	201
Balance, end of period	$23,164	$20,567	$23,164	$20,567

The following tables outline the activity in the allowance for loan losses by collateral type for the three and nine months ended September 30, 2022 and 2021, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of  September 30, 2022 and 2021 (dollars in thousands).

	Three months ended September 30, 2022
	Construction &				Commercial	Commercial &
	Development	1-4 Family	Multifamily	Farmland	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,630	$3,623	$640	$313	$9,633	$4,776	$339	$21,954
Provision	67	204	30	(257)	378	626	114	1,162
Charge-offs	—	—	—	—	(23)	9	(37)	(51)
Recoveries	6	5	—	67	2	5	14	99
Ending balance	$2,703	$3,832	$670	$123	$9,990	$5,416	$430	$23,164

	Three months ended September 30, 2021
	Construction &				Commercial	Commercial &
	Development	1-4 Family	Multifamily	Farmland	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,260	$3,231	$673	$398	$9,148	$4,306	$429	$20,445
Provision	61	(36)	(8)	(4)	10,032	11,713	(45)	21,713
Charge-offs	—	(54)	—	—	(10,222)	(11,363)	(25)	(21,664)
Recoveries	6	5	—	—	2	47	13	73
Ending balance	$2,327	$3,146	$665	$394	$8,960	$4,703	$372	$20,567

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine months ended September 30, 2022
	Construction &				Commercial	Commercial &
	Development	1-4 Family	Multifamily	Farmland	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,347	$3,337	$673	$383	$9,354	$4,411	$354	$20,859
Provision	329	388	(3)	(273)	597	442	174	1,654
Charge-offs	—	—	—	(54)	35	(360)	(132)	(511)
Recoveries	27	107	—	67	4	923	34	1,162
Ending balance	$2,703	$3,832	$670	$123	$9,990	$5,416	$430	$23,164
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	118	71	189
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	2,703	3,832	670	123	9,990	5,298	359	22,975
Loans receivable:
Balance of loans individually evaluated for impairment	538	1,213	—	64	8,170	4,621	144	14,750
Balance of loans acquired with deteriorated credit quality	—	310	—	—	629	—	58	997
Balance of loans collectively evaluated for impairment	220,071	390,334	57,306	14,138	901,392	393,138	13,551	1,989,930
Total period-end balance	$220,609	$391,857	$57,306	$14,202	$910,191	$397,759	$13,753	$2,005,677

	Nine months ended September 30, 2021
	Construction &				Commercial	Commercial &
	Development	1-4 Family	Multifamily	Farmland	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,375	$3,370	$589	$435	$8,496	$4,558	$540	$20,363
Provision	(56)	(61)	76	(28)	10,681	11,745	(130)	22,227
Charge-offs	(11)	(188)	—	(13)	(10,222)	(11,666)	(124)	(22,224)
Recoveries	19	25	—	—	5	66	86	201
Ending balance	$2,327	$3,146	$665	$394	$8,960	$4,703	$372	$20,567
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	175	468	96	739
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	210	—	—	—	210
Ending allowance balance for loans collectively evaluated for impairment	2,327	3,146	665	184	8,785	4,235	276	19,618
Loans receivable:
Balance of loans individually evaluated for impairment	821	2,533	—	79	18,499	14,076	219	36,227
Balance of loans acquired with deteriorated credit quality	—	360	—	1,701	636	—	66	2,763
Balance of loans collectively evaluated for impairment	214,426	359,356	58,972	19,596	849,338	320,932	19,048	1,841,668
Total period-end balance	$215,247	$362,249	$58,972	$21,376	$868,473	$335,008	$19,333	$1,880,658

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

	September 30, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$538	$820	$—
1-4 Family	1,213	1,291	—
Farmland	64	71	—
Commercial real estate	8,170	21,402	—
Total mortgage loans on real estate	9,985	23,584	—
Commercial and industrial	4,384	4,873	—
Consumer	33	45	—
Total	14,402	28,502	—

With related allowance recorded:
Commercial and industrial	237	279	118
Consumer	111	140	71
Total	348	419	189

Total loans:
Construction and development	538	820	—
1-4 Family	1,213	1,291	—
Farmland	64	71	—
Commercial real estate	8,170	21,402	—
Total mortgage loans on real estate	9,985	23,584	—
Commercial and industrial	4,621	5,152	118
Consumer	144	185	71
Total	$14,750	$28,921	$189

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Presented in the tables below are the average recorded investments of the impaired loans and the related amount of interest income recognized during the time within the period that the loans were impaired. The average recorded investment is calculated based on the month-end balances of the loans during the periods reported (dollars in thousands).

	Three months ended September 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$525	$4	$823	$4
1-4 Family	1,001	3	2,317	8
Farmland	64	—	151	—
Commercial real estate	10,315	6	10,093	49
Total mortgage loans on real estate	11,905	13	13,384	61
Commercial and industrial	4,550	22	10,018	37
Consumer	41	—	82	—
Total	16,496	35	23,484	98

With related allowance recorded:
Commercial real estate	—	—	1,244	—
Total mortgage loans on real estate	—	—	1,244	—
Commercial and industrial	329	—	1,317	24
Consumer	100	—	141	—
Total	429	—	2,702	24

Total loans:
Construction and development	525	4	823	4
1-4 Family	1,001	3	2,317	8
Farmland	64	—	151	—
Commercial real estate	10,315	6	11,337	49
Total mortgage loans on real estate	11,905	13	14,628	61
Commercial and industrial	4,879	22	11,335	61
Consumer	141	—	223	—
Total	$16,925	$35	$26,186	$122

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine months ended September 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$512	$11	$796	$13
1-4 Family	939	13	1,847	24
Farmland	70	—	232	—
Commercial real estate	11,821	18	7,191	142
Total mortgage loans on real estate	13,342	42	10,066	179
Commercial and industrial	8,134	72	8,979	117
Consumer	56	—	107	—
Total	21,532	114	19,152	296

With related allowance recorded:
Commercial real estate	—	—	1,285	—
Total mortgage loans on real estate	—	—	1,285	—
Commercial and industrial	417	—	439	24
Consumer	102	—	153	—
Total	519	—	1,877	24

Total loans:
Construction and development	512	11	796	13
1-4 Family	939	13	1,847	24
Farmland	70	—	232	—
Commercial real estate	11,821	18	8,476	142
Total mortgage loans on real estate	13,342	42	11,351	179
Commercial and industrial	8,551	72	9,418	141
Consumer	158	—	260	—
Total	$22,051	$114	$21,029	$320

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

Loans classified as TDRs consisted of 21 credits totaling approximately $4.9 million at  September 30, 2022, compared to 29 credits totaling approximately $10.5 million at  December 31, 2021. At  September 30, 2022, 12 of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, four of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, three restructured loans were considered TDRs due to principal payment forbearance paying interest only for a specified period of time, and two of the restructured loans were considered TDRs due to principal and interest payment forbearance.

As of September 30, 2022 and  December 31, 2021, none of the TDRs were in default of their modified terms and included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.

No TDRs defaulted on their modified terms during the nine months ended September 30, 2022. There was one loan modified under TDR during the previous twelve month period that subsequently defaulted during the nine months ended September 30, 2021.

At September 30, 2022 and  December 31, 2021, there were no available balances on loans classified as TDRs that the Company was committed to lend.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive (Loss) Income

Activity within the balances in accumulated other comprehensive (loss) income is shown in the tables below (dollars in thousands).

	Three months ended September 30,
	2022			2021
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized (loss) gain, available for sale, net	$(26,998)	$(17,829)	$(44,827)	$7,080	$(1,246)	$5,834
Reclassification of realized gain, available for sale, net	(5,777)	—	(5,777)	(5,773)	—	(5,773)
Unrealized gain (loss), transfer from available for sale to held to maturity, net	1	—	1	3	(1)	2
Change in fair value of interest rate swaps designated as cash flow hedges, net	7,830	—	7,830	2,278	508	2,786
Reclassification of realized gain, interest rate swap termination, net	(7,830)	—	(7,830)	—	(1,450)	(1,450)
Accumulated other comprehensive (loss) income	$(32,774)	$(17,829)	$(50,603)	$3,588	$(2,189)	$1,399

	Nine months ended September 30,
	2022			2021
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain (loss), available for sale, net	$4,882	$(49,709)	$(44,827)	$7,493	$(1,659)	$5,834
Reclassification of realized gain, available for sale, net	(5,772)	(5)	(5,777)	(3,939)	(1,834)	(5,773)
Unrealized gain (loss), transfer from available for sale to held to maturity, net	2	(1)	1	3	(1)	2
Change in fair value of interest rate swaps designated as cash flow hedges, net	3,501	4,329	7,830	(1,752)	4,538	2,786
Reclassification of realized gain, interest rate swap termination, net	(1,450)	(6,380)	(7,830)	—	(1,450)	(1,450)
Accumulated other comprehensive income (loss)	$1,163	$(51,766)	$(50,603)	$1,805	$(406)	$1,399

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its liability management, the Company has utilized pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. At  September 30, 2022 the Company had no current or forward starting interest rate swap agreements. At  December 31, 2021 the Company had no current interest rate swap agreements, and forward starting interest rate swap agreements with a total notional amount of $115.0 million, all of which were designated as cash flow hedges. The interest rate swaps were determined to be fully effective during the periods presented, and therefore no amount of ineffectiveness has been included in net income. The derivative contracts were between the Company and two counterparties. To mitigate credit risk, securities were pledged to the Company by the counterparties in an amount greater than or equal to the gain position of the derivative contracts. Conversely, securities were pledged to the counterparties by the Company in an amount greater than or equal to the loss position of the derivative contracts, if applicable.

During the nine months ended September 30, 2022, the Company voluntarily terminated our remaining interest rate swap agreements with a total notional amount of $115.0 million in response to market conditions. During the third quarter of 2021, the Company voluntarily terminated interest rate swap agreements with a total notional amount of $150.0 million in response to market conditions and as a result of excess liquidity. For the nine months ended September 30, 2022, and both the three and nine months ended September 30, 2021, unrealized gains of $6.4 million and $1.4 million, respectively, net of tax expenses of $1.7 million and $0.4 million, respectively, were reclassified from “Accumulated other comprehensive (loss) income” and recorded as “Swap termination fee income” in noninterest income in the accompanying consolidated statements of income (loss).

For the nine months ended September 30, 2022, a gain of $4.3 million, net of tax expense of $1.2 million, has been recognized in “Other comprehensive (loss) income” in the accompanying consolidated statements of comprehensive (loss) income for the change in fair value of the interest rate swaps compared to gains of $0.5 million and $4.5 million, net of tax expenses of $0.1 million and $1.2 million, recognized for the three and nine months ended September 30, 2021, respectively.

There were no assets or liabilities recorded in the accompanying consolidated balance sheet at September 30, 2022 associated with the swap contracts. The fair value of the swap contracts consisted of gross assets of $2.6 million and gross liabilities of $29,000, netting to a fair value of $2.6 million recorded in “Other assets” in the accompanying consolidated balance sheet at December 31, 2021.

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”). The Company did not recognize any gains or losses in other operating income resulting from fair value adjustments of these swap agreements during the three and nine months ended September 30, 2022 and 2021.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. FAIR VALUES OF FINANCIAL INSTRUMENTS

In accordance with ASC 820, disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, is required. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Fair value is best determined based upon quoted market prices or exit prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows, and the fair value estimates may not be realized in an immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

The Company also holds Small Business Investment Company qualified funds and other investment funds that do not have a readily determinable fair value. In accordance with ASC 820, these investments are measured at fair value using the net asset value practical expedient and are not required to be classified in the fair value hierarchy. At September 30, 2022 and December 31, 2021, the fair values of these investments were $2.8 million and $1.8 million, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.

Fair Value Hierarchy

In accordance with ASC 820, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data, management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted. At September 30, 2022 and  December 31, 2021, the majority of our level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2022
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$30,877	$—	$30,877	$—
Obligations of state and political subdivisions	17,950	—	11,979	5,971
Corporate bonds	30,104	—	29,627	477
Residential mortgage-backed securities	255,207	—	255,207	—
Commercial mortgage-backed securities	79,048	—	79,048	—
Equity securities	2,132	2,132	—	—
Total assets	$415,318	$2,132	$406,738	$6,448

December 31, 2021
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$21,268	$—	$21,268	$—
Obligations of state and political subdivisions	32,585	—	10,471	22,114
Corporate bonds	27,667	—	27,179	488
Residential mortgage-backed securities	199,904	—	199,904	—
Commercial mortgage-backed securities	74,085	—	74,085	—
Equity securities	1,810	1,810	—	—
Derivative financial instruments	2,599	—	2,599	—
Total assets	$359,918	$1,810	$335,506	$22,602

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the nine months ended September 30, 2022 and 2021 (dollars in thousands).

	Obligations of State and
	Political Subdivisions	Corporate Bonds
Balance at December 31, 2021	$22,114	$488
Realized gains (losses) included in earnings	—	—
Unrealized losses included in other comprehensive (loss) income	(1,468)	(11)
Purchases	—	—
Sales	—	—
Maturities, prepayments, and calls	(4,840)	—
Transfers into level 3	—	—
Transfers out of level 3	(9,835)	—
Balance at September 30, 2022	$5,971	$477

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

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at September 30, 2022 and  December 31, 2021. For the nine months ended September 30, 2022 and 2021, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of level 3 assets measured at fair value on a recurring basis at September 30, 2022 and  December 31, 2021 (dollars in thousands).

	Estimated
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts
September 30, 2022
Obligations of state and political subdivisions	$5,971	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 14%
Corporate bonds	477	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	5%

December 31, 2021
Obligations of state and political subdivisions	$22,114	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 2%
Corporate bonds	488	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	2%

(1) Fair values determined through valuation analysis using coupon, yield (discount margin), liquidity and expected repayment dates.

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of  September 30, 2022 and December 31, 2021. There were no liabilities measured on a nonrecurring basis at September 30, 2022 or December 31, 2021 (dollars in thousands).

	Estimated				Weighted Average
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Discount
September 30, 2022
Impaired loans	$5,394	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	12% - 100%	31%

December 31, 2021
Impaired loans	$12,703	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	10% - 100%	60%

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	September 30, 2022
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$36,013	$36,013	$36,013	$—	$—
Investment securities	422,559	422,137	—	409,272	12,865
Equity securities	26,629	26,629	2,132	24,497	—
Loans, net of allowance	1,982,513	1,942,498	—	—	1,942,498

Financial liabilities:
Deposits, noninterest-bearing	$590,610	$590,610	$—	$590,610	$—
Deposits, interest-bearing	1,462,073	1,273,318	—	—	1,273,318
FHLB short-term advances and federal funds purchased	279,768	279,768	—	279,768	—
FHLB long-term advances	53,500	52,162	—	—	52,162
Junior subordinated debt	8,484	8,484	—	—	8,484
Subordinated debt	45,000	41,428	—	41,428	—

	December 31, 2021
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$96,541	$96,541	$96,541	$—	$—
Federal funds sold	500	500	500	—	—
Investment securities	365,764	366,236	—	336,357	29,879
Equity securities	16,803	16,803	1,810	14,993	—
Loans, net of allowance	1,851,153	1,866,657	—	—	1,866,657
Loans held for sale	620	625	—	—	625
Derivative financial instruments	2,599	2,599	—	2,599	—

Financial liabilities:
Deposits, noninterest-bearing	$585,465	$585,465	$—	$585,465	$—
Deposits, interest-bearing	1,534,801	1,538,052	—	—	1,538,052
Repurchase agreements	5,783	5,783	—	5,783	—
FHLB long-term advances	78,500	77,229	—	—	77,229
Junior subordinated debt	8,384	8,384	—	—	8,384
Subordinated debt	43,600	38,545	—	38,545	—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. INCOME TAXES

The income tax expense (benefit) and the effective tax rate included in the consolidated statements of income (loss) are shown in the table below for the periods presented (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Income tax expense (benefit)	$1,699	$(2,648)	$6,758	$267
Effective tax rate	18.9%	21.0%	20.1%	20.1%

For the three and nine month periods ended September 30, 2022, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain loans, investment securities, and bank owned life insurance. For the nine month period ended September 30, 2021, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and bank owned life insurance.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments was $0.3 million and $0.7 million at  September 30, 2022 and  December 31, 2021, respectively, and is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets.

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

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	September 30, 2022	December 31, 2021
Loan commitments	$370,372	$349,701
Standby letters of credit	15,348	18,259

Additionally, at September 30, 2022, the Company had unfunded commitments of $2.0 million for its investments in Small Business Investment Company qualified funds and other investment funds.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11. LEASES

The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company’s lease agreements under which its branch locations are operated have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.

The Company determines if an arrangement is a lease at inception. Operating leases, with the exception of short-term leases, are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in “Bank premises and equipment, net” and “Accrued taxes and other liabilities”, respectively, in the accompanying consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease pre-payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease. When it is reasonably certain that the Company will exercise an option to extend a lease, the extension is included in the lease term when calculating the present value of lease payments.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately, as the non-lease component amounts are readily determinable.

Quantitative information regarding the Company’s operating leases is presented below as of and for the nine months ended September 30, 2022 and 2021 (dollars in thousands).

	September 30,
	2022	2021
Total operating lease cost	$457	$457
Weighted-average remaining lease term (in years)	7.2	8.0
Weighted-average discount rate	2.9%	2.8%

At  September 30, 2022, the Company’s lease ROU assets and related lease liabilities were $3.0 million and $3.1 million, respectively, and have remaining terms ranging from 1 to 9 years, including extension options if the Company is reasonably certain they will be exercised.

Future minimum lease payments due under non-cancelable operating leases at September 30, 2022 are presented below (dollars in thousands).

Remainder of 2022	$150
2023	595
2024	515
2025	476
2026	339
Thereafter	1,354
Total	$3,429

At September 30, 2022, the Company had not entered into any material leases that have not yet commenced.

The Bank owns its corporate headquarters building, the first floor of which is occupied by multiple tenants. All tenant leases are operating leases. The Bank, as lessor, recognized lease income of $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2022 and 2021, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

When included in this Quarterly Report on Form 10-Q, or in other documents that Investar Holding Corporation (the “Company,” “we,” “our,” or “us”) files with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and similar expressions or the negative version of those words are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. The Company’s forward-looking statements are based on assumptions and estimates that management believes to be reasonable in light of the information available at the time such statements are made. However, many of the matters addressed by these statements are inherently uncertain and could be affected by many factors beyond management’s control. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•

the significant risks and uncertainties for our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements in the United States caused by the ongoing COVID-19 pandemic and war in Ukraine, including but not limited to potential continued higher inflation and supply and labor constraints, which will depend on several factors, including the scope and duration of the pandemic and the war, their continued influence on the economy and financial markets, the impact on market participants on which we rely, and actions taken by governmental authorities and other third parties in response;

•

business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate, including evolving risks to economic activity and our customers posed by the COVID-19 pandemic and the war in Ukraine and government actions taken to address their impact, the potential impact of the termination of various pandemic-related government support programs, and the potential impact of legislation under consideration in Congress, which could increase government programs, spending, and taxes;

•	our ability to achieve organic loan and deposit growth, and the composition of that growth;

•

changes (or the lack of changes) in interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing, including potential continued increases in interest rates in 2022;

•	our ability to identify and enter into agreements to combine with attractive acquisition candidates, finance acquisitions, complete acquisitions after definitive agreements are entered into, and successfully integrate and grow acquired operations;

•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;

•	our dependence on our management team, and our ability to attract and retain qualified personnel;

•	changes in the quality or composition of our loan portfolio, including adverse developments in borrower industries or in the repayment ability of individual borrowers;

•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;

•	cessation of the one-week and two-month U.S. dollar settings of LIBOR as of December 31, 2021 and announced cessation of the remaining U.S. dollar LIBOR settings after June 30, 2023, and the related effect on our LIBOR-based financial products and contracts, including, but not limited to, hedging products, debt obligations, investments and loans;

•

changes in the quality and composition of, and changes in unrealized losses in, our investment portfolio, including whether we may have to sell securities before their recovery of amortized cost basis and realize losses;

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

•

hurricanes, tropical storms, tropical depressions, floods, winter storms, and other adverse weather events, all of which have affected the Company’s market areas from time to time; other natural disasters; oil spills and other man-made disasters; acts of terrorism, an outbreak or intensifying of hostilities including the war in Ukraine or other international or domestic calamities, acts of God and other matters beyond our control; and

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

Our strategy includes organic growth through high quality loans and growth through acquisitions, including whole-bank acquisitions and strategic branch acquisitions. We currently operate 21 full service branches in Louisiana, four full service branches in Texas, and six full service branches in Alabama. We have completed seven whole-bank acquisitions since 2011 and regularly review acquisition opportunities. We continue to enhance our online banking platform and plan to continue to introduce new technologies, with the goal of delivering products and services more efficiently with fewer branches and people. We closed two branches in 2021 and an additional two branches in the second quarter of 2022. We sold a former branch location and two tracts of land in the first quarter of 2022, two former branch locations and one tract of land in the second quarter of 2022, and two former branch locations in the third quarter of 2022. The tracts of land that we sold were being held for future branch locations. On July 15, 2022, we entered into a Purchase and Assumption Agreement to sell certain assets, deposits and other liabilities associated with the Alice, Texas and Victoria, Texas locations to First Community Bank. The transaction is expected to close in the first quarter of 2023, subject to regulatory approvals and other customary closing conditions. The transaction is not expected to have a material impact on our financial results. We expect that the sale will permit us to focus more on our core markets. Of the Bank’s entire branch network, these two locations are geographically the most distant from our Louisiana headquarters.

Our principal business is lending to and accepting deposits from individuals, professionals and small to medium-sized businesses in our areas of operation. We generate our income principally from interest on loans and, to a lesser extent, our securities investments, as well as from fees charged in connection with our various loan and deposit services and gains on the sale of securities, net of any losses we may realize on the sale of securities. Our principal expenses are interest expense on interest-bearing customer deposits and borrowings, salaries, employee benefits, occupancy costs, data processing and other operating expenses and, depending on our level of acquisition activity in a period, may also include acquisition expense. We measure our performance through our net interest margin, return on average assets, and return on average equity, among other metrics, while seeking to maintain appropriate regulatory leverage and risk-based capital ratios.

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

COVID-19 Pandemic. The COVID-19 pandemic and related governmental control measures severely disrupted financial markets and overall economic conditions in 2020 and 2021. While the impact of the pandemic and the associated uncertainties remain in 2022, there has been significant progress made with COVID-19 vaccination levels, which has resulted in the easing of restrictive measures in the United States. At the same time, many industries have been experiencing supply chain disruptions and labor shortages. Inflation has also increased significantly, and in response the Federal Reserve has raised the federal funds target rate multiple times in 2022, as discussed below. Oil and gas prices have also been volatile due in part to the pandemic; in 2022 these prices have risen significantly due to the war in Ukraine. We cannot predict the extent to which individuals may decide to restrict their activities as a result of evolving pandemic developments, the extent to which governments may reinstitute certain restrictions, nor what future impact evolving pandemic developments or the war in Ukraine may have on the economy or our business.

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

- On March 16, 2022, the federal funds target rate increased by 25 basis points to 0.25% to 0.50%

- On May 4, 2022, the federal funds target rate increased 50 basis points to 0.75% to 1.00%

- On June 15, 2022, the federal funds target rate increased by 75 basis points to 1.50% to 1.75%

- On July 27, 2022, the federal funds target rate increased by 75 basis points to 2.25% to 2.50%

- On September 21, 2022, the federal funds target rate increased by 75 basis points to 3.00% to 3.25%

Hurricane Ida. On August 29, 2021, Hurricane Ida hit the Louisiana coast as a category 4 hurricane. Though Hurricane Ida did not cause significant physical damage to our branch locations, the storm devastated some of our market areas. The Company set up programs to help employees and customers experiencing financial difficulty as a result of the hurricane, including a deferral program. For additional information, see Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion and Analysis of Financial Condition – Loans – Loan Deferral Program” in our Annual Report. Additionally, the Company recorded an impairment charge of $21.6 million in the third quarter of 2021 related to a lending relationship with related borrowers (collectively, the “Borrower”) consisting of multiple loans that are secured by various types of collateral, including real estate, inventory, and equipment. As a result of Hurricane Ida’s impact on the Borrower’s business operations, some of the collateral securing the loan relationship, including real estate, inventory, and equipment, experienced a significant reduction in value.

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

Overview of Financial Condition and Results of Operations

For the nine months ended September 30, 2022, net income was $26.8 million, or $2.64 and $2.62 per basic and diluted common share, respectively, compared to net income of $1.1 million, or $0.10 and $0.09 per basic and diluted common share for the nine months ended September 30, 2021. Net income increased primarily due to the decrease in provision for loan losses that resulted from the $21.6 million impairment charge recorded on one of the Company’s loan relationships connected with Hurricane Ida in the third quarter of 2021, as discussed above. Noninterest income increased $4.5 million, which was driven by a $6.2 million increase in swap termination fee income, partially offset by a $2.3 million decrease in gain on call or sale of investment securities. There was a $3.4 million increase in interest income driven by an increase in interest on investment securities and a $1.5 million decrease in interest expense driven by a 24 basis point decrease in our cost of deposits. At September 30, 2022, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations. Other key components of our performance for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 are summarized below.

●	For the nine months ended September 30, 2022, our net interest margin was 3.73% compared to 3.52% for the nine months ended September 30, 2021.

●

Return on average assets increased to 1.39% for the nine months ended September 30, 2022 compared to 0.06% for the nine months ended September 30, 2021. Return on average equity was 15.30% for the nine months ended September 30, 2022 compared to 0.57% for the nine months ended September 30, 2021.

●

Total loans increased $133.7 million, or 7.1%, to $2.01 billion at September 30, 2022 compared to $1.87 billion at December 31, 2021. Excluding Paycheck Protection Program (“PPP”) loans with a total balance of $1.9 million and $23.3 million at September 30, 2022 and December 31, 2021, respectively, loans increased $155.1 million, or 8.4%, at September 30, 2022 compared to December 31, 2021.

●

Total deposits decreased $67.6 million, or 3.2%, to $2.05 billion at September 30, 2022, compared to $2.12 billion at December 31, 2021. Noninterest-bearing deposits increased $5.1 million, or 0.9%, to $590.6 million at September 30, 2022, compared to $585.5 million at December 31, 2021.

●

During the nine months ended September 30, 2022, the Company paid $10.3 million to repurchase 508,780 shares of its common stock, compared to paying $6.9 million to repurchase 359,138 shares of its common stock during the nine months ended September 30, 2021. The Company's board of directors approved an additional 400,000 shares of the Company’s common stock for repurchase on April 21, 2022 and an additional 300,000 shares of the Company’s common stock for repurchase on September 21, 2022. At September 30, 2022, there were 396,912 shares authorized for repurchase under the current repurchase program.

Discussion and Analysis of Financial Condition

Loans

General. Loans, excluding loans held for sale, constitute our most significant asset, comprising 75% and 74% of our total assets at September 30, 2022 and December 31, 2021, respectively. Total loans increased $133.7 million, or 7.1%, to $2.01 billion at September 30, 2022 compared to $1.87 billion at December 31, 2021. The increase in loans was primarily the result of organic growth.

Beginning in the second quarter of 2020, the Bank has participated as a lender in the PPP as established by the CARES Act. At September 30, 2022, approximately 99% of the total balance of PPP loans originated have been forgiven by the SBA or paid off by the customer. Excluding PPP loans with a total balance of $1.9 million and $23.3 million at September 30, 2022 and December 31, 2021, respectively, which are included in the commercial and industrial loan portfolio, loans increased $155.1 million, or 8.4%, at September 30, 2022 compared to December 31, 2021.

The table below sets forth the balance of loans outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	September 30, 2022		December 31, 2021
		Percentage of		Percentage of
	Amount	Total Loans	Amount	Total Loans
Construction and development	$220,609	11.0%	$203,204	10.9%
1-4 Family	391,857	19.5	364,307	19.4
Multifamily	57,306	2.9	59,570	3.2
Farmland	14,202	0.7	20,128	1.1
Commercial real estate
Owner-occupied	445,671	22.2	460,205	24.6
Nonowner-occupied	464,520	23.2	436,172	23.3
Total mortgage loans on real estate	1,594,165	79.5	1,543,586	82.5
Commercial and industrial	397,759	19.8	310,831	16.6
Consumer	13,753	0.7	17,595	0.9
Total loans	2,005,677	100%	1,872,012	100%
Loans held for sale	—		620
Total gross loans	$2,005,677		$1,872,632

At September 30, 2022, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $843.4 million, an increase of $72.4 million, or 9.4%, compared to $771.0 million at December 31, 2021. The increase in the business lending portfolio was driven by increased organic loan production by our Commercial and Industrial Division, partially offset by the forgiveness of PPP loans and a large prepayment from one of our owner-occupied commercial real estate loan relationships. We also experienced a $28.3 million increase in non-owner occupied loans due to organic growth.

Our focus on a relationship-driven banking strategy and hiring of experienced commercial lenders are the primary reasons we experienced our largest organic loan growth in the commercial and industrial loan portfolio. We have increased our emphasis on originating commercial and industrial and commercial real estate loans.

The following table sets forth loans outstanding at September 30, 2022, excluding loans held for sale, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$119,325	$49,657	$31,124	$10,943	$9,560	$220,609
1-4 Family	53,183	73,653	55,547	27,913	181,561	391,857
Multifamily	8,496	35,408	11,905	440	1,057	57,306
Farmland	4,528	5,319	4,218	137	—	14,202
Commercial real estate
Owner-occupied	26,542	97,170	200,464	108,697	12,798	445,671
Nonowner-occupied	41,983	210,323	173,327	38,667	220	464,520
Total mortgage loans on real estate	254,057	471,530	476,585	186,797	205,196	1,594,165
Commercial and industrial	170,876	89,456	79,855	50,885	6,687	397,759
Consumer	3,032	8,902	1,323	326	170	13,753
Total loans	$427,965	$569,888	$557,763	$238,008	$212,053	$2,005,677

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2022 and December 31, 2021, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowings. Investment securities represented 16% of our total assets and totaled $422.6 million at September 30, 2022, an increase of $56.8 million, or 15.5%, from $365.8 million at December 31, 2021. The increase in investment securities at September 30, 2022 compared to December 31, 2021 was driven by a $54.8 million increase in residential mortgage-backed securities, as well as increases in all other categories of investments, with the exception of obligations of political and state subdivisions which decreased by $15.0 million compared to December 31, 2021.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	September 30, 2022		December 31, 2021
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$30,877	7.3%	$21,268	5.8%
Obligations of state and political subdivisions	24,485	5.8	39,495	10.8
Corporate bonds	30,104	7.1	27,667	7.6
Residential mortgage-backed securities	258,045	61.1	203,249	55.6
Commercial mortgage-backed securities	79,048	18.7	74,085	20.2
Total	$422,559	100%	$365,764	100%

The investment portfolio consists of available for sale (“AFS”) and held to maturity (“HTM”) securities. We classify debt securities as HTM if management has the positive intent and ability to hold the securities to maturity. HTM debt securities are stated at amortized cost. Securities not classified as HTM are classified as AFS. The carrying values of the Company’s AFS securities are adjusted for unrealized gains or losses as valuation allowances, and any gains or losses are reported on an after-tax basis as a component of other comprehensive (loss) income. Any expected credit loss due to the inability to collect all amounts due according to the security’s contractual terms is recognized as a charge against earnings. Any remaining unrealized loss related to other factors would be recognized in other comprehensive (loss) income, net of taxes.

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at September 30, 2022 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$870	5.88%	$1,875	5.88%	$3,790	3.59%	$—	—%
Residential mortgage-backed securities	—	—	—	—	—	—	2,838	3.06
Available for sale:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	1	3.15	15,295	3.29	16,142	3.56	—	—
Obligations of state and political subdivisions	343	3.14	1,577	2.55	10,263	2.41	8,784	2.73
Corporate bonds	—	—	12,419	3.39	17,048	4.09	4,000	2.69
Residential mortgage-backed securities	—	—	—	—	6,457	2.79	297,953	2.25
Commercial mortgage-backed securities	—	—	3,596	2.83	3,962	2.47	79,402	2.61
	$1,214		$34,762		$57,662		$392,977

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.

As of September 30, 2022, we had $64.5 million in unrealized losses and $0.4 million in unrealized gains in our AFS investment securities portfolio. For additional information, see Note 4. Investment Securities in the Notes to Consolidated Financial Statements contained in Part I Item 1. “Financial Statements” herein.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at September 30, 2022 and December 31, 2021 (dollars in thousands).

	September 30, 2022		December 31, 2021
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$590,610	28.8%	$585,465	27.6%
Interest-bearing demand deposits	624,025	30.4	650,868	30.7
Money market deposit accounts	251,213	12.2	255,501	12.1
Savings accounts	167,131	8.1	180,837	8.5
Time deposits	419,704	20.5	447,595	21.1
Total deposits	$2,052,683	100%	$2,120,266	100%

Total deposits were $2.05 billion at September 30, 2022, a decrease of $67.6 million, or 3.2%, compared to $2.12 billion at December 31, 2021. The decrease is primarily driven by management’s decision to run-off higher yielding time deposits through the end of the second quarter of 2022 as well as increased consumer spending, as customers drew down on their existing deposit accounts. The decrease was partially offset by organic growth in noninterest-bearing deposits.

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

Our deposit mix improved, as noninterest-bearing deposits as a percentage of total deposits increased to 28.8% at September 30, 2022 compared to 27.6% at December 31, 2021. Time deposits as a percentage of total deposits decreased to 20.5% at September 30, 2022 compared to 21.1% at December 31, 2021.

Borrowings

At September 30, 2022, total borrowings include federal funds purchased through unsecured lines of credit with First National Bankers Bank and The Independent Bankers Bank, advances from the Federal Home Loan Bank (“FHLB”), subordinated debt issued in 2019 and 2022, and junior subordinated debentures assumed through acquisitions.

We had no securities sold under agreements to repurchase at September 30, 2022 compared to $5.8 million at December 31, 2021. Our advances from the FHLB were $333.1 million at September 30, 2022, an increase of $254.6 million, or 324.3%, from FHLB advances of $78.5 million at December 31, 2021. FHLB advances are used to fund increased loan and investment activity that is not funded by deposits or other borrowings.

We had $0.2 million of federal funds purchased through our unsecured lines of credit at September 30, 2022 and no outstanding balances drawn at December 31, 2021. The carrying value of the subordinated debt was $44.2 million and $43.0 million at September 30, 2022 and December 31, 2021, respectively. The $8.5 million and $8.4 million in junior subordinated debt at September 30, 2022 and December 31, 2021, respectively, represent the junior subordinated debentures that we assumed through acquisitions.

The average balances and cost of funds of short-term borrowings for the nine months ended September 30, 2022 and 2021 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Funds
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Federal funds purchased and other short-term borrowings	$81,587	$4,335	2.14%	0.20%
Securities sold under agreements to repurchase	1,990	5,848	0.15	0.20
Total short-term borrowings	$83,577	$10,183	2.09%	0.20%

The main source of our short-term borrowings are advances from the FHLB. The rate charged for these advances is directly tied to the Federal Reserve Bank’s federal funds target rate. On March 3, 2020, the Federal Reserve lowered the federal funds target rate to 1.00% to 1.25%, which the Federal Reserve stated was in response to the evolving risks to economic activity posed by the coronavirus. As the coronavirus spread and was declared a pandemic, the Federal Reserve further reduced the federal funds target rate to 0% to 0.25% on March 15, 2020. As previously discussed, the Federal Reserve has since increased the federal funds target rate multiple times in 2022. As of September 30, 2022, the federal funds target rate was 3.00% to 3.25%.

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

For a description of our 2029 Notes, which are outstanding at September 30, 2022, and our 2027 Notes, which have been redeemed as of September 30, 2022, see our Annual Report, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion and Analysis of Financial Condition – Borrowings – 2029 Notes and 2027 Notes” and Note 11 to the financial statements included in such report.

Stockholders’ Equity

Stockholders’ equity was $205.7 million at September 30, 2022, a decrease of $36.9 million compared to December 31, 2021. The decrease is primarily attributable to an increase in accumulated other comprehensive loss due to a decrease in the fair value of the Bank’s AFS securities portfolio.

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

Three months ended September 30, 2022 vs. three months ended September 30, 2021. Net interest income increased 8.9% to $23.5 million for the three months ended September 30, 2022 compared to $21.5 million for the same period in 2021. This increase is primarily due to an increase in the yield on the investment securities portfolio. Average investment securities increased $201.3 million due to increased purchase activity, which, in addition to higher investment yields, resulted in a $1.9 million increase in interest on investment securities compared to the same period in 2021, as discussed in more detail below. There was also a $30.5 million increase in average loans, primarily due to organic growth partially offset by the forgiveness of PPP loans, which, in addition to higher loan yields, contributed to a $0.7 million increase in interest and fees on loans compared to the same period in 2021, discussed in more detail below. Average interest-bearing deposits decreased approximately $234.5 million for the three months ended September 30, 2022 compared to the same period in 2021, and we experienced an increase of $0.6 million in interest expense, discussed in more detail below. The decrease in average interest-bearing deposits resulted primarily from management’s decision to run-off higher yielding time deposits through the end of the second quarter of 2022 and the elimination of brokered deposits, which were historically used to satisfy required borrowings under our interest rate swap agreements.

Interest income was $27.0 million, including $0.1 million of interest and fees for PPP loans, for the three months ended September 30, 2022, compared to $24.5 million, including $1.3 million of interest and fees for PPP loans, for the same period in 2021. Loan interest income made up substantially all of our interest income for the three months ended September 30, 2022 and 2021, although interest on investment securities contributed 10.6% of interest income during the third quarter of 2022 compared to 4.2% during the third quarter of 2021. An increase in interest income of $0.8 million can be attributed to the change in the volume of interest-earning assets, and an increase of $1.7 million can be attributed to an increase in the yield earned on those assets. The overall yield on interest-earning assets was 4.34% and 3.91% for the three months ended September 30, 2022 and 2021, respectively. The loan portfolio yielded 4.86% and 4.79% for the three months ended September 30, 2022 and September 30, 2021, respectively, while the yield on the investment portfolio was 2.36% for the three months ended September 30, 2022 compared to 1.44% for the three months ended September 30, 2021. The increase in the overall yield on interest-earning assets compared to the quarter ended September 30, 2021 was primarily driven by a seven basis point increase in the yield on the loan portfolio and a 101 basis point increase in the yield on the taxable investment securities portfolio.

Interest expense was $3.5 million for the three months ended September 30, 2022, an increase of $0.6 million compared to interest expense of $2.9 million for the three months ended September 30, 2021. An increase of $1.0 million resulted from the increase in the cost of interest-bearing liabilities, primarily short-term borrowings, partially offset by a decrease in interest expense of $0.4 million, which resulted from the change in volume of interest-bearing liabilities. Average interest-bearing liabilities decreased approximately $57.3 million for the three months ended September 30, 2022 compared to the same period in 2021 mainly as a result of a $234.5 million decrease in interest-bearing deposits, while average short- and long-term debt increased by $177.2 million. Given the sustained increases in interest rates during 2022, we may need to increase rates offered on our interest-bearing products in order to maintain or increase deposits. The cost of deposits decreased seven basis points to 0.36% for the three months ended September 30, 2022 compared to 0.43% for the three months ended September 30, 2021 as a result of the elimination of brokered deposits and a decrease in average balance and rates paid for time deposits. The cost of interest-bearing liabilities increased 16 basis points to 0.79% for the three months ended September 30, 2022 compared to 0.63% for the same period in 2021, due to both a higher average balance of and an increased cost of short-term borrowings, the cost of which is driven by the Federal Reserve’s federal funds rate, partially offset by the decrease in the cost of deposits.

Net interest margin was 3.77% for the three months ended September 30, 2022, an increase of 33 basis points from 3.44% for the three months ended September 30, 2021. The increase in net interest margin was primarily driven by a 43 basis point increase in the yield on interest-earning assets and a seven basis point decrease in the cost of deposits.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended September 30, 2022 and 2021. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended September 30,
	2022			2021
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,954,493	$23,924	4.86%	$1,923,960	$23,220	4.79%
Securities:
Taxable	466,012	2,769	2.36	262,751	892	1.35
Tax-exempt	16,528	105	2.50	18,499	129	2.76
Interest-earning balances with banks	31,324	204	2.58	276,860	232	0.33
Total interest-earning assets	2,468,357	27,002	4.34	2,482,070	24,473	3.91
Cash and due from banks	33,291			38,511
Intangible assets	43,472			44,040
Other assets	98,936			142,608
Allowance for loan losses	(22,445)			(20,517)
Total assets	$2,621,611			$2,686,712
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$887,040	$594	0.27%	$901,146	$599	0.26%
Brokered deposits	—	—	—	112,601	264	0.93
Savings deposits	173,582	20	0.05	173,971	67	0.15
Time deposits	396,204	701	0.70	503,600	924	0.73
Total interest-bearing deposits	1,456,826	1,315	0.36	1,691,318	1,854	0.43
Short-term borrowings(2)	191,210	1,156	2.40	9,136	5	0.21
Long-term debt	124,924	1,064	3.38	129,786	1,066	3.26
Total interest-bearing liabilities	1,772,960	3,535	0.79	1,830,240	2,925	0.63
Noninterest-bearing deposits	612,777			581,397
Other liabilities	9,250			20,459
Stockholders’ equity	226,624			254,616
Total liabilities and stockholders’ equity	$2,621,611			$2,686,712
Net interest income/net interest margin		$23,467	3.77%		$21,548	3.44%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Three months ended September 30, 2022 vs.
	Three months ended September 30, 2021
	Volume	Rate	Net(1)
Interest income:
Loans	$368	$336	$704
Securities:
Taxable	691	1,187	1,878
Tax-exempt	(14)	(11)	(25)
Interest-earning balances with banks	(206)	178	(28)
Total interest-earning assets	839	1,690	2,529
Interest expense:
Interest-bearing demand deposits	(9)	4	(5)
Brokered deposits	(264)	—	(264)
Savings deposits	—	(47)	(47)
Time deposits	(197)	(26)	(223)
Short-term borrowings	94	1,057	1,151
Long-term debt	(40)	38	(2)
Total interest-bearing liabilities	(416)	1,026	610
Change in net interest income	$1,255	$664	$1,919

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Nine months ended  September 30, 2022 vs. nine months ended September 30, 2021. Net interest income  increased  7.9% to  $67.3 million for the  nine months ended September 30, 2022 compared to  $62.3 million for the same period in  2021. This  increase is primarily due to an increase in the yield on the investment securities portfolio. Average investment securities increased $161.7 million due to increased purchase activity, which, in addition to higher investment yields, resulted in a $4.0 million increase in interest on investment securities compared to the same period in 2021, as discussed in more detail below. Average interest-bearing deposits  decreased approximately  $108.4 million for the nine months ended September 30, 2022 compared to the same period in  2021, and we experienced  a decrease of  $1.5  million in interest expense, discussed in more detail below. The decrease in average interest-bearing deposits resulted primarily from management’s decision to run-off higher yielding time deposit through the second quarter of 2022 and the elimination of brokered deposits, which were historically used to satisfy required borrowings under our interest rate swap agreements. There was also a $2.5 million  decrease in average loans, primarily due to forgiveness of PPP loans partially offset by organic growth, which in addition to lower loan yields, contributed to a $0.6 million decrease in interest and fees on loans compared to the same period in  2021, also discussed in more detail below.

Interest income was  $75.2 million, including $0.8 million of interest and fees for PPP loans and $0.6 million of prepayment penalty fees, for the nine months ended September 30, 2022, compared to  $71.8 million, including $4.0 million of interest and fees for PPP loans, for the same period in  2021. Loan interest income made up substantially all of our interest income for the nine months ended September 30, 2022 and 2021, although interest on investment securities contributed 9.6% of interest income for the  nine months ended September 30, 2022 compared to 4.5% for the same period in 2021.  An increase of  $2.3 million can be attributed to an increase in the yield on interest-earning assets, primarily taxable investment securities, and  an increase in interest income of  $1.1 million can be attributed to the change in the volume of interest-earning assets, primarily taxable investment securities. Prepayment penalty fees of $0.6 million recognized as loan fees during the nine months ended September 30, 2022 added four basis points to the yield on the loan portfolio. The overall yield on interest-earning assets was  4.18% and  4.05% for the nine months ended September 30, 2022 and 2021, respectively. The loan portfolio yielded  4.73% and  4.76% for the nine months ended September 30, 2022 and  September 30, 2021, respectively, while the yield on the investment portfolio was  2.12% for the  nine months ended September 30, 2022 compared to  1.47% for the  nine months ended September 30, 2021. The increase in the overall yield on interest-earning assets compared to the nine months ended  September 30, 2021 was primarily driven by a 73 basis point increase in the yield on taxable investment securities, partially offset by lower loan yields.

Interest expense was  $7.9 million for the nine months ended September 30, 2022,  a decrease of  $1.5 million compared to interest expense of  $9.4 million for the nine months ended September 30, 2021.  A decrease in interest expense of  $1.0 million resulted from the change in volume of interest-bearing liabilities and  a decrease of  $0.5 million resulted from the  decrease in the cost of interest-bearing liabilities, primarily interest-bearing demand deposits and time deposits, partially offset by an increase in the cost of short-term borrowings. Average interest-bearing liabilities  decreased approximately  $29.7 million for the  nine months ended September 30, 2022 compared to the same period in  2021 mainly as a result of a  $108.4 million de crease in interest-bearing deposits, while average short- and long-term debt  increased by  $78.6 million. The cost of deposits  decreased  24 basis points to  0.28% for the nine months ended September 30, 2022 compared to  0.52% for the nine months ended September 30, 2021 as a result of the decrease in the rates offered for our all of our interest-bearing deposit products. The cost of interest-bearing liabilities  decreased  11 basis points to  0.61% for the nine months ended September 30, 2022 compared to  0.72% for the same period in  2021, due to the  decrease in the cost of deposits, partially offset by a higher average balance of and an increased cost of short-term borrowings, the cost of which is driven by the Federal Reserve’s federal funds rate.

Net interest margin was  3.73% for the nine months ended September 30, 2022,  an increase of  21 basis points from  3.52% for the  nine months ended September 30, 2021. The  increase in net interest margin was primarily driven by a  24 basis point  decrease in the cost of deposits, partially offset by a  13 basis point  increase in the yield on interest-earning assets.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the nine months ended September 30, 2022 and 2021. Averages presented in the table below are daily averages (dollars in thousands).

	Nine months ended September 30,
	2022			2021
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$1,904,950	$67,415	4.73%	$1,907,492	$67,982	4.76%
Securities:
Taxable	434,642	6,817	2.10	272,010	2,791	1.37
Tax-exempt	19,348	375	2.59	20,256	418	2.76
Interest-earning balances with banks	48,928	590	1.61	171,090	598	0.47
Total interest-earning assets	2,407,868	75,197	4.18	2,370,848	71,789	4.05
Cash and due from banks	34,652			36,525
Intangible assets	43,698			40,336
Other assets	114,407			137,770
Allowance for loan losses	(21,639)			(20,507)
Total assets	$2,578,986			$2,564,972
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$926,535	$1,326	0.19%	$831,320	$1,985	0.32%
Brokered deposits	2,370	7	0.41	97,998	713	0.97
Savings deposits	177,980	62	0.05	164,636	204	0.17
Time deposits	403,284	1,803	0.60	524,571	3,368	0.86
Total interest-bearing deposits	1,510,169	3,198	0.28	1,618,525	6,270	0.52
Short-term borrowings(2)	83,577	1,308	2.09	10,183	16	0.20
Long-term debt	134,389	3,425	3.41	129,141	3,156	3.27
Total interest-bearing liabilities	1,728,135	7,931	0.61	1,757,849	9,442	0.72
Noninterest-bearing deposits	603,746			536,207
Other liabilities	12,883			19,674
Stockholders’ equity	234,222			251,242
Total liabilities and stockholders’ equity	$2,578,986			$2,564,972
Net interest income/net interest margin		$67,266	3.73%		$62,347	3.52%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Nine months ended September 30, 2022 vs.
	Nine months ended September 30, 2021
	Volume	Rate	Net(1)
Interest income:
Loans	$(91)	$(476)	$(567)
Securities:
Taxable	1,669	2,357	4,026
Tax-exempt	(19)	(24)	(43)
Interest-earning balances with banks	(427)	419	(8)
Total interest-earning assets	1,132	2,276	3,408
Interest expense:
Interest-bearing demand deposits	227	(886)	(659)
Brokered deposits	(696)	(10)	(706)
Savings deposits	17	(160)	(143)
Time deposits	(778)	(786)	(1,564)
Short-term borrowings	109	1,183	1,292
Long-term debt	128	141	269
Total interest-bearing liabilities	(993)	(518)	(1,511)
Change in net interest income	$2,125	$2,794	$4,919

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Noninterest Income

Noninterest income includes, among other things, fees generated from our deposit services, gain on call or sale of investment securities, gains and losses on sales of fixed assets and other real estate owned, swap termination fee income, servicing fees and fee income on serviced loans, interchange fees, income from bank owned life insurance, and changes in the fair value of equity securities. We expect to continue to develop new products that generate noninterest income and enhance our existing products, in order to diversify our revenue sources.

Three months ended September 30, 2022 vs. three months ended September 30, 2021. Total noninterest income decreased $1.2 million, or 31.9%, to $2.7 million for the three months ended September 30, 2022 compared to $3.9 million for the three months ended September 30, 2021. The decrease in noninterest income is mainly attributable to a $1.8 million decrease in swap termination fees, partially offset by a $0.6 million increase in other operating income. The increase in other operating income compared to the three months ended September 30, 2021 is attributable to an increase in derivative fee income and a $0.3 million increase in the net asset value of other investments, which represents unrealized net gains on investments in Small Business Investment Company qualified funds and other investment funds.

Nine months ended September 30, 2022 vs. nine months ended September 30, 2021. Total noninterest income increased $4.5 million, or 43.9%, to $14.9 million for the nine months ended September 30, 2022 compared to $10.4 million for the nine months ended September 30, 2021. The increase in noninterest income is mainly attributable to a $6.2 million increase in swap termination fee income and a $0.5 million increase in service charges on deposit accounts, partially offset by a $2.3 million gain on call or sale of investment securities recorded in the nine months ended September 30, 2021.

Swap termination fees were recorded during the nine months ended September 30, 2022 when we voluntarily terminated a number of interest rate swap agreements in response to market conditions. We had no remaining current or forward starting interest rate swap agreements at September 30, 2022.

Noninterest Expense

Three months ended September 30, 2022 vs. three months ended September 30, 2021. Total noninterest expense was $16.0 million for the three months ended September 30, 2022, a decrease of $0.4 million, or 2.5%, compared to the same period in 2021. The decrease is primarily attributable to $0.4 million in acquisition expenses related to the April 2021 acquisition of Cheaha Financial Group recorded in the three months ended September 30, 2021 and a $0.4 million decrease in salaries and employee benefits, partially offset by increases in occupancy expense of $0.2 million and other operating expenses of $0.2 million, respectively. The decrease in salaries and employee benefits compared to the same period in 2021 is primarily due to a decrease in health insurance claims. The increase in other operating expenses was driven by an increase in collection and repossession expenses, the majority of which is related to one impaired loan relationship impacted by Hurricane Ida.

Nine months ended September 30, 2022 vs. nine months ended September 30, 2021. Total noninterest expense was $47.0 million for the nine months ended September 30, 2022, a decrease of $2.2 million, or 4.5%, compared to the same period in 2021. The decrease is primarily attributable to $2.4 million in acquisition expenses related to the April 2021 acquisition of Cheaha Financial Group recorded in the nine months ended September 30, 2021 and a $1.0 million decrease in salaries and employee benefits, partially offset by a $0.7 million increase in other operating expenses. The decrease in salaries and employee benefits compared to the same period in 2021 is primarily due to a decrease in health insurance claims. The increase in other operating expenses was driven by an increase in collection and repossession expenses, the majority of which is related to one impaired loan relationship impacted by Hurricane Ida.

Income Tax Expense (Benefit)

We recorded an income tax expense of $1.7 million for the three months ended September 30, 2022 and an income tax benefit of $2.6 million for the three months ended September 30, 2021. The effective tax rate for the three months ended September 30, 2022 and 2021 was 18.9% and 21.0%, respectively. Income tax expense for the nine months ended September 30, 2022 and 2021 was $6.8 million and $0.3 million, respectively. The effective tax rate for both the nine months ended September 30, 2022 and 2021 was 20.1%.

For the three and nine months ended September 30, 2022, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain loans, investment securities, and bank owned life insurance. For the nine months ended September 30, 2021, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and bank owned life insurance.

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

At September 30, 2022 and December 31, 2021, there were no loans classified as loss. There were $0.2 million of loans classified as doubtful at September 30, 2022, compared to $0.7 million at December 31, 2021. At September 30, 2022 and December 31, 2021, there were $20.0 million and $46.8 million, respectively, of loans classified as substandard, and $12.5 million and $7.3 million, respectively, of loans classified as special mention.

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

Allowance for Loan Losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC 450, Contingencies. Collective impairment is calculated based on loans grouped by type. Another component of the allowance is losses on loans assessed as impaired under ASC 310, Receivables. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans and current economic conditions that may affect our borrowers’ ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $23.2 million and $20.9 million at September 30, 2022 and December 31, 2021, respectively.

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

Impaired loans at September 30, 2022, which include TDRs and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses, were $14.8 million compared to $32.8 million at December 31, 2021. At September 30, 2022 and December 31, 2021, $0.2 million and $0.6 million, respectively, of the allowance for loan losses was specifically allocated to impaired loans.

The provision for loan losses is a charge to expense in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the nine months ended September 30, 2022 and 2021, the provision for loan losses was $1.7 million and $22.2 million, respectively. The provision for loan losses for the nine months ended September 30, 2021 includes a $21.6 million impairment charge related to one loan relationship impacted by Hurricane Ida.

Acquired loans that are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”), were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. Because ASC 310-30 does not permit carry over or recognition of an allowance for loan losses, we may be required to reserve for these loans in the allowance for loan losses through future provision for loan losses if future cash flows deteriorate below initial projections. There was no provision for loan losses charged to operating expense attributable to loans accounted for under ASC 310-30 for the nine months ended September 30, 2022 and 2021.

The following table presents the allocation of the allowance for loan losses by loan category and the percentage of loans in each loan category to total loans as of the dates indicated (dollars in thousands).

	September 30, 2022		December 31, 2021
	Allowance for Loan Losses	% of Loans in each Category to Total Loans	Allowance for Loan Losses	% of Loans in each Category to Total Loans
Mortgage loans on real estate:
Construction and development	$2,703	11.0%	$2,347	10.9%
1-4 Family	3,832	19.5	3,337	19.4
Multifamily	670	2.9	673	3.2
Farmland	123	0.7	383	1.1
Commercial real estate	9,990	45.4	9,354	47.9
Commercial and industrial	5,416	19.8	4,411	16.6
Consumer	430	0.7	354	0.9
Total	$23,164	100%	$20,859	100%

The following table presents the amount of the allowance for loan losses allocated to each loan category as a percentage of total loans as of the dates indicated.

	September 30, 2022	December 31, 2021
Mortgage loans on real estate:
Construction and development	0.13%	0.12%
1-4 Family	0.19	0.18
Multifamily	0.03	0.04
Farmland	0.01	0.02
Commercial real estate	0.50	0.50
Commercial and industrial	0.27	0.23
Consumer	0.02	0.02
Total	1.15%	1.11%

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

The table below reflects the activity in the allowance for loan losses and key ratios for the periods indicated (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Allowance at beginning of period	$21,954	$20,445	$20,859	$20,363
Provision for loan losses	1,162	21,713	1,654	22,227
Net recoveries (charge-offs)	48	(21,591)	651	(22,023)
Allowance at end of period	$23,164	$20,567	$23,164	$20,567
Total loans - period end	2,005,677	1,880,658	2,005,677	1,880,658
Nonaccrual loans - period end	12,719	32,803	12,719	32,803

Key ratios:
Allowance for loan losses to total loans - period end	1.15%	1.09%	1.15%	1.09%
Allowance for loan losses to nonaccrual loans - period end	182.12%	62.70%	182.12%	62.70%
Nonaccrual loans to total loans - period end	0.63%	1.74%	0.63%	1.74%

The allowance for loan losses to total loans increased to 1.15% at September 30, 2022 compared to 1.09% at September 30, 2021, and the allowance for loan losses to nonaccrual loans ratio increased to 182% at September 30, 2022 compared to 63% at September 30, 2021. The increase in the allowance for loan losses to total loans compared to September 30, 2021, is primarily due to the increase in the allowance for loan losses during the nine months ended September 30, 2022. The increase in the allowance for loan losses to nonaccrual loans is due to the decrease in nonaccrual loans. Nonaccrual loans were $12.7 million, or 0.63% of total loans, at September 30, 2022, a decrease of $20.1 million compared to $32.8 million, or 1.74% of total loans at September 30, 2021. The decrease in nonaccrual loans resulted primarily from the impairment charge recorded on one of the Company’s loan relationships connected with Hurricane Ida in the third quarter of 2021. Many of the loans comprising the total relationship were placed on nonaccrual following the impairment.

The following table presents the allocation of net (charge-offs) recoveries by loan category for the periods indicated (dollars in thousands).

	Three months ended September 30,
	2022			2021
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs to Average Loans
Mortgage loans on real estate:
Construction and development	$6	$220,316	(0.00)%	$6	$216,225	(0.00)%
1-4 Family	5	388,174	(0.00)	(49)	370,302	0.01
Multifamily	—	57,635	—	—	59,662	—
Farmland	67	14,881	(0.45)	—	22,031	—
Commercial real estate	(21)	890,204	0.00	(10,220)	879,010	1.16
Commercial and industrial	14	369,137	(0.00)	(11,316)	355,023	3.19
Consumer	(23)	14,146	0.16	(12)	21,707	0.06
Total	$48	$1,954,493	(0.00)%	$(21,591)	$1,923,960	1.12%

	Nine months ended September 30,
	2022			2021
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs to Average Loans
Mortgage loans on real estate:
Construction and development	$27	$212,680	(0.01)%	$8	$212,278	(0.00)%
1-4 Family	107	375,624	(0.03)	(163)	351,131	0.05
Multifamily	—	56,251	—	—	61,129	—
Farmland	13	16,946	(0.08)	(13)	23,648	0.05
Commercial real estate	39	891,786	(0.00)	(10,217)	862,700	1.18
Commercial and industrial	563	336,420	(0.17)	(11,600)	374,705	3.10
Consumer	(98)	15,243	0.64	(38)	21,901	0.17
Total	$651	$1,904,950	(0.03)%	$(22,023)	$1,907,492	1.15%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net charge-offs include recoveries of amounts previously charged off. For the three months ended September 30, 2022, net recoveries were $48,000, or less than 0.01% of the average loan balance for the period, and for the nine months ended September 30, 2022, net recoveries were $0.7 million, or 0.03% of the average loan balance for the period. Net charge-offs for the three and nine months ended September 30, 2021 were $21.6 million and $22.0 million, respectively, equal to 1.12% and 1.15%, respectively, of the average loan balance for each period. The decrease in net charge-offs was due to charge-offs of $21.6 million in the third quarter of 2021 due to the impairment charge related to one loan relationship impacted by Hurricane Ida.

Management believes the allowance for loan losses at September 30, 2022 is sufficient to provide adequate protection against losses in our portfolio. Although the allowance for loan losses is considered adequate by management, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to the scope and duration of the COVID-19 pandemic and its continued influence on the economy, inflation, higher interest rates, other unanticipated adverse changes in the economy, or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

Nonperforming Assets and Restructured Loans. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal and interest is delinquent for 90 days or more. Additionally, management may elect to continue the accrual when the estimated net available value of collateral is sufficient to cover the principal balance and accrued interest. It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period of repayment performance by the borrower. Nonperforming loans were $13.1 million, or 0.65% of total loans, at September 30, 2022, a decrease of $16.4 million compared to $29.5 million, or 1.58% of total loans, at December 31, 2021. The decrease in nonperforming loans compared to December 31, 2021 is mainly attributable to large paydowns and a reclassification to other real estate owned, net on one loan relationship impacted by Hurricane Ida.

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

There were 21 credits classified as TDRs at September 30, 2022 with a total aggregate balance of $4.9 million, compared to 29 credits with a total aggregate balance of $10.5 million at December 31, 2021. At September 30, 2022, 12 of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, four of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, three restructured loans were considered TDRs due to principal payment forbearance, paying interest only for a specified period of time, and two of the restructured loans were considered TDRs due to principal and interest forbearance.

As of September 30, 2022 and December 31, 2021, none of the TDRs were in default of their modified terms and included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair market value based on appraised value, less estimated selling costs. Losses arising at the time of foreclosure of properties are charged to the allowance for loan losses. Other real estate owned with a cost basis of $2.7 million and $4.2 million was sold during the three and nine months ended September 30, 2022, respectively, resulting in gains of $0.1 million and $7,000, respectively for the periods. Other real estate owned with a cost basis of $0.9 million was sold during the three and nine months ended September 30, 2021, resulting in a loss of $5,000 for the nine months ended September 30, 2021. No loss was recognized for the three months ended September 30, 2021. At September 30, 2022, approximately $0.1 million of loans secured by real estate were in the process of foreclosure.

The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	September 30, 2022	December 31, 2021
1-4 Family	$682	$168
Commercial real estate	1,644	2,485
Total other real estate owned	$2,326	$2,653

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Nine months ended September 30,
	2022	2021
Balance, beginning of period	$2,653	$663
Additions	3,317	855
Transfers from bank premises and equipment	525	—
Sales of other real estate owned	(4,169)	(883)
Balance, end of period	$2,326	$635

For the nine months ended September 30, 2022, additions to other real estate owned were primarily related to acquired loans and one impaired loan relationship impacted by Hurricane Ida. For the nine months ended September 30, 2022, sales of other real estate owned were primarily related to previously closed branch locations.

Impact of Inflation. Inflation reached a near 40-year high in late 2021 primarily due to effects of the ongoing pandemic and continues to be high in 2022. When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, this could impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for loan losses resulting from a possible increased default rate. Inflation may lead to lower loan re-financings. Inflation may also increase the costs of goods and services we purchase, including the costs of salaries and benefits. In response to higher inflation, the Federal Reserve has increased interest rates multiple times in 2022. For additional information, see Certain Events that Affect Year-Over-Year Comparability – Federal Funds Target Rate above, see Interest Rate Risk below, and Item 1A. “Risk Factors – Risks Related to our Business – Changes in interest rates could have an adverse effect on our profitability,” in our Annual Report.

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At September 30, 2022, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of September 30, 2022
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income(1)
+300	(6.6)%
+200	(4.4)%
+100	(2.0)%
-100	(0.1)%

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At September 30, 2022 and December 31, 2021, 74% and 81% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At September 30, 2022, securities with a carrying value of $133.3 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $118.2 million in pledged securities at December 31, 2021.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2022, the balance of our outstanding advances with the FHLB was $333.1 million, an increase from $78.5 million at December 31, 2021. The total amount of the remaining credit available to us from the FHLB at September 30, 2022 was $562.8 million. At September 30, 2022, our FHLB borrowings were collateralized by approximately $905.8 million of our loan portfolio and $0.6 million of our investment securities.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had no repurchase agreements outstanding at September 30, 2022 compared to $5.8 million of repurchase agreements outstanding at December 31, 2021.

We maintain unsecured lines of credit with other commercial banks totaling $60.0 million. These lines of credit are federal funds lines of credit and are used for overnight borrowing only. The lines of credit mature at various times within the next year. The total amount of the remaining credit available to us from federal funds lines of credit at September 30, 2022 was $59.8 million.

In addition, at September 30, 2022 and December 31, 2021, we had $45.0 million and $43.6 million in aggregate principal amount of subordinated debt outstanding. In April 2022, we completed a private placement of $20.0 million in aggregate principal amount of our 2032 Notes, and used the majority of the proceeds to redeem $18.6 million of our 2027 Notes in June 2022. See discussion above under Discussion and Analysis of Financial Condition – Borrowings – 2032 Notes. For additional information on our 2027 and 2029 Notes, see our Annual Report for the year ended December 31, 2021, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion and Analysis of Financial Condition – Borrowings – 2029 Notes and 2027 Notes” and Note 11 to the financial statements included in such report.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. At September 30, 2022 and December 31, 2021, we held no brokered deposits, as defined for federal regulatory purposes. The Bank has historically used brokered deposits to satisfy the required borrowings under its interest rate swap agreements. We hold QwickRate® deposits, included in our time deposit balances, which we obtain through a qualified network to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At September 30, 2022, we held $33.5 million of QwickRate® deposits, a decrease compared to $63.8 million at December 31, 2021.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three and nine months ended September 30, 2022 and 2021.

	Percentage of Total Average Deposits and Borrowed Funds		Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds		Cost of Funds
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Noninterest-bearing demand deposits	26%	24%	26%	24%	—%	—%	—%	—%
Interest-bearing demand deposits	37	37	40	36	0.27	0.26	0.19	0.32
Brokered deposits	—	5	—	4	—	0.93	0.41	0.97
Savings accounts	7	7	8	7	0.05	0.15	0.05	0.17
Time deposits	17	21	17	23	0.70	0.73	0.60	0.86
Short-term borrowings	8	—	3	—	2.40	0.21	2.09	0.20
Long-term borrowed funds	5	6	6	6	3.38	3.26	3.41	3.27
Total deposits and borrowed funds	100%	100%	100%	100%	0.59%	0.48%	0.45%	0.55%

Capital Management. Our primary sources of capital include retained earnings, capital obtained through acquisitions, and proceeds from the sale of our capital stock and subordinated debt. We may issue additional common stock and debt securities from time to time to fund acquisitions and support our organic growth. As noted above, during the nine months ended September 30, 2022, we refinanced our 2027 Notes.

During the nine months ended September 30, 2022, the Company paid $2.6 million in dividends, compared to $2.3 million during the nine months ended September 30, 2021. The Company declared dividends on its common stock of $0.27 per share during the nine months ended September 30, 2022 compared to dividends of $0.23 per share during the nine months ended September 30, 2021. Our board of directors has authorized a share repurchase program and approved an additional 400,000 shares of the Company’s common stock for repurchase on April 21, 2022 and an additional 300,000 shares of the Company’s common stock for repurchase on September 21, 2022. The Company had 396,912 shares of its common stock remaining authorized for repurchase under the program at September 30, 2022. During the nine months ended September 30, 2022, the Company paid $10.3 million to repurchase 508,780 shares of its common stock, compared to paying $6.9 million to repurchase 359,138 shares of its common stock during the nine months ended September 30, 2021.

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

The Company and the Bank each were in compliance with all regulatory capital requirements at September 30, 2022 and December 31, 2021. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement for Bank to be Well Capitalized Under Prompt Corrective Action Rules
	Amount	Ratio	Amount	Ratio
September 30, 2022
Investar Holding Corporation:
Tier 1 leverage capital	$222,443	8.48%	$—	—%
Common equity tier 1 capital	212,943	9.65	—	—
Tier 1 capital	222,443	10.08	—	—
Total capital	290,112	13.15	—	—
Investar Bank:
Tier 1 leverage capital	257,707	9.84	130,944	5.00
Common equity tier 1 capital	257,707	11.70	143,166	6.50
Tier 1 capital	257,707	11.70	176,205	8.00
Total capital	281,175	12.77	220,256	10.00

December 31, 2021
Investar Holding Corporation:
Tier 1 leverage capital	$206,899	8.12%	$—	—%
Common equity tier 1 capital	197,399	9.45	—	—
Tier 1 capital	206,899	9.90	—	—
Total capital	271,416	12.99	—	—
Investar Bank:
Tier 1 leverage capital	244,541	9.60	127,313	5.00
Common equity tier 1 capital	244,541	11.72	135,651	6.50
Tier 1 capital	244,541	11.72	166,956	8.00
Total capital	266,069	12.75	208,694	10.00

Off-Balance Sheet Transactions

Swap Contracts. The Bank historically has entered into interest rate swap contracts, some of which are forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. At September 30, 2022 the Company had no current or forward starting interest rate swap agreements. At December 31, 2021 the Company had no current interest rate swap agreements, and forward starting interest rate swap agreements with a total notional amount of $115.0 million, all of which were designated as cash flow hedges. For additional information, see Note 7. Derivative Financial Instruments to the Notes to Consolidated Financial Statements contained in Part I Item 1. “Financial Statements” included herein.

During the nine months ended September 30, 2022, we voluntarily terminated our remaining interest rate swap agreements with a total notional amount of $115.0 million in response to market conditions. In the third quarter of 2021, we voluntarily terminated interest rate swap agreements with a total notional amount of $150.0 million in response to market conditions and as a result of excess liquidity. For the nine months ended September 30, 2022 and both the three and nine months ended September 30, 2021, unrealized gains of $6.4 million and $1.4 million, respectively, net of tax expenses of $1.7 million and $0.4 million, respectively, were reclassified from “Accumulated other comprehensive (loss) income” and recorded as “Swap termination fee income” in noninterest income in the accompanying consolidated statements of income (loss).

For the nine months ended September 30, 2022, a gain of $4.3 million, net of a tax expense of $1.2 million, has been recognized in “Other comprehensive (loss) income” in the accompanying consolidated statements of comprehensive (loss) income for the change in fair value of the interest rate swaps compared to a gain of $0.5 million, net of a tax expense of $0.1 million, and a gain of $4.5 million, net of a tax expense of $1.2 million, recognized for the three and nine months ended September 30, 2021, respectively.

The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the three and nine months ended September 30, 2022 and 2021.

Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets and was $0.3 million and $0.7 million at September 30, 2022 and December 31, 2021, respectively.

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

	September 30, 2022	December 31, 2021
Loan commitments	$370,372	$349,701
Standby letters of credit	15,348	18,259

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at September 30, 2022, the Company had unfunded commitments of $2.0 million for its investment in Small Business Investment Company qualified funds and other investment funds.

For the nine months ended September 30, 2022 and for the year ended December 31, 2021, except as disclosed herein and in the Company’s Annual Report, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Lease Obligations. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.

The following table presents, as of September 30, 2022, contractually obligated lease payments due under non-cancelable operating leases by payment date (dollars in thousands).

Less than one year	$602
One to three years	1,020
Three to five years	710
Over five years	1,097
Total	$3,429

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2021 are set forth in the Company’s Annual Report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” Please refer to the information in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Risk Management” in this report for additional information about the Company’s market risk for the nine months ended September 30, 2022; except as discussed therein, there have been no material changes in the Company’s market risk since December 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended September 30, 2022.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
July 1, 2022 - July 31, 2022	68	$22.37	—	223,773
August 1, 2022 - August 31, 2022	90,549	21.91	90,413	133,360
September 1, 2022 - September 30, 2022	36,478	20.41	36,448	396,912
	127,095	$21.48	126,861	396,912

(1)	Includes 234 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.
(2)	On April 21, 2022, the Company announced that its board of directors authorized the repurchase of an additional 400,000 shares of the Company’s common stock under its stock repurchase plan, and on September 21, 2022, the Company announced that its board of directors authorized an additional 300,000 shares of the Company’s common stock under its stock repurchase plan. As of November 2, 2022, the Company had 386,714 shares remaining as authorized for repurchase.

Because we are a holding company with no material business activities, our ability to pay dividends is substantially dependent upon the ability of the Bank to transfer funds to us in the form of dividends, loans and advances. The Bank’s ability to pay dividends and make other distributions and payments to us depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors. In addition, the Bank’s ability to pay dividends to us is itself subject to various legal, regulatory and other restrictions under federal banking laws that are described in Part I Item 1 “Business”, of our Annual Report.

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

INVESTAR HOLDING CORPORATION

Date: November 2, 2022	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2022	/s/ Christopher L. Hufft
Christopher L. Hufft
Chief Financial Officer
(Principal Financial Officer)