Form 10-K
period 2022-12-31
Investar Holding Corp
filed 2023-03-08
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-K

_____________________________________

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2022, was approximately $204.4 million.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value per share, 9,912,172 shares outstanding as of March 6, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders of Investar Holding Corporation are incorporated by reference into Part III of the Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

PART I

Item 1. Business

General

Investar Holding Corporation (the “Company”), a Louisiana corporation incorporated in 2009, is a financial holding company headquartered in Baton Rouge, Louisiana that conducts its operations primarily through its wholly-owned subsidiary, Investar Bank, National Association (the “Bank”), a national bank chartered by the Office of the Comptroller of Currency (“OCC”). The Bank was originally chartered as a Louisiana commercial bank in 2006 and converted to a national bank in July 2019. Through the Bank, the Company offers a wide range of commercial banking products tailored to meet the needs of individuals, professionals, and small to medium-sized businesses. Our primary areas of operation are south Louisiana, including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; southeast Texas, primarily Houston and its surrounding area; and Alabama, including York and Oxford and their surrounding areas. These markets are served from our executive and operations center located in Baton Rouge and from 29 full service branches located throughout our market areas. We have experienced significant growth since the Bank was chartered, completing seven whole-bank acquisitions and establishing additional branches in our market areas.

As of December 31, 2022, on a consolidated basis, the Company had total assets of $2.8 billion, net loans of $2.1 billion, total deposits of $2.1 billion, and stockholders’ equity of $215.8 million.

In order to improve efficiencies and leverage our digital initiatives, during the last three fiscal years we closed five branches and sold three tracts of land held for future branch locations. In January 2023, we completed the sale of two branches, and we plan to consolidate an additional branch in our Louisiana market in 2023. Over time, management believes that we have significant opportunities for growth and franchise expansion, both organically and through strategic acquisitions. Although the financial services industry is rapidly changing and intensely competitive, and likely to remain so, we believe that the Bank competes effectively as a local community bank and possesses the availability of local access and responsive customer service, coupled with competitively-priced products and services, necessary to successfully compete with other financial institutions for individual and small to medium-sized business customers.

The information set forth in this Annual Report on Form 10-K is as of March 8, 2023, unless otherwise indicated herein.

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

Lending Activities. Income generated by our lending activities represents a substantial portion of our total revenue. For the years ended December 31, 2022, 2021 and 2020, income from our lending activities comprised 76%, 84%, and 83%, respectively, of our total revenue. Over the last three fiscal years, we have increased our focus on commercial real estate loans and commercial and industrial loans.

Lending to Businesses. Our lending to small to medium-sized businesses falls into three general categories:

•

Commercial real estate loans. Approximately 50% of our total loans at December 31, 2022 were commercial real estate loans, which include multifamily, farmland and commercial real estate loans, with owner-occupied loans comprising approximately 42% of the commercial real estate loan portfolio. Commercial real estate loan terms generally are 10 years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 120 months, and we generally charge an origination fee. Risks associated with commercial real estate loans include, among other things, fluctuations in the value of real estate, new job creation trends, tenant vacancy rates, and the quality of the borrower’s management. We attempt to limit risk by analyzing a borrower’s cash flow and collateral value on an ongoing basis. Also, we typically require personal guarantees from the principal owners of the property, supported by a review of their personal financial statements, as an additional means of mitigating our risk. We also manage risk by avoiding concentrations in any one business or industry.

•

Commercial and industrial loans. Commercial and industrial loans primarily consist of working capital lines of credit and equipment loans. The terms of these loans vary by purpose and by type of underlying collateral. We make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the relevant piece of equipment. Loans to support working capital typically have terms not exceeding one year, and such loans are secured by accounts receivable or inventory. Fixed rate loans are priced based on collateral, term and amortization. The interest rate for floating rate loans is typically tied to the prime rate published in The Wall Street Journal. Commercial and industrial loans also include public finance loans made to governmental entities, which can be taxable or tax-exempt, for purposes including debt refinancing, economic development, quality of life projects, short-term cash-flow needs, and infrastructure enhancements, among other things. Public finance loans are generally repaid using pledged revenue sources including income tax, property tax, sales tax, and utility revenue, among other sources. Although public finance loans are less than 5% of our loan portfolio as of December 31, 2022, they have grown in recent periods. Commercial and industrial loans accounted for approximately 21% of our total loans at December 31, 2022.

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

•

Construction and development loans. Construction and development loans, which consist of loans for the construction of commercial projects, single family residential properties and multifamily properties, accounted for approximately 9% of our total loans at December 31, 2022. Our construction and development loans are made on both a “pre-sold” basis and on a “speculative” basis. Construction and development loans are generally made with a term of 6 to 18 months, with interest accruing at either a fixed or floating rate and paid monthly. These loans are secured by the underlying project being built. For construction loans, loan to value ratios range from 70% to 80% of the developed/completed value, while for development loans our loan to value ratios typically will not exceed 70% to 75% of such value. Speculative loans are based on the borrower’s financial strength and cash flow position, and we disburse funds in installments based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector.

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

Lending to Individuals. We make the following types of loans to our individual customers:

•

Residential real estate. 1-4 family residential real estate loans, including second mortgage loans, comprised approximately 19% of our total loans at December 31, 2022. Second mortgage loans in this category include only loans we make to cover the gap between the purchase price of a residence and the amount of the first mortgage; all other second mortgage loans are considered consumer loans. Loan to value ratios do not typically exceed 80%, although some of the mortgage loans that we retain in our portfolio may have higher loan to value ratios. We use an independent appraiser to establish collateral values. We generate residential real estate mortgage loans through Bank referrals and contacts with real estate agents in our markets. We do not originate subprime residential real estate loans.

•

Consumer loans. Consumer loans represented 1% of our total loans at December 31, 2022. We make these loans (which are normally fixed-rate loans) to individuals for a variety of personal, family and household purposes, secured and unsecured installment and term loans, second mortgages, home equity loans and home equity lines of credit. Because many consumer loans are secured by depreciable assets such as cars, boats and trailers, the loans are amortized over the useful life of the asset. The amortization of second mortgages generally does not exceed 15 years and the rates generally are not fixed for more than 60 months. As a general matter, in underwriting these loans, our credit analysts review a borrower’s past credit history, credit scores, past income level, debt history and, when applicable, cash flow, debt to income ratio, and payment to income, and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. A comparison of the value of the collateral, if any, to the proposed loan amount, is also a consideration in the underwriting process. Repayment of consumer loans depends upon key consumer economic measures and upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. A shortfall in the value of any collateral also may pose a risk of loss to us for these types of loans.

Deposits. We offer a broad base of deposit products and services to our individual and business clients, including savings, checking, and money market accounts, as well as a variety of certificates of deposit and individual retirement accounts. We also offer a reciprocal deposit product, Assured Checking, that allows customers to deposit funds in excess of the Federal Deposit Insurance Corporation’s (“FDIC”) $250,000 insurance limit and have the funds insured by the FDIC. We offer debit cards, internet banking, mobile banking with smartphone deposit capability as well as debit card protection settings. For our business clients, we offer a competitive suite of cash management products which include, but are not limited to, remote deposit capture, lockbox payment processing, virtual vaults, electronic statements, positive pay, ACH origination and wire transfer, investment sweep accounts, and enhanced business internet banking.

Other Banking Services. The Bank’s other banking services include cashiers’ checks, direct deposit of payroll and Social Security checks, night depository, bank-by-mail, automated teller machines with deposit automation, debit cards, mobile wallet payment options, business electronic banking for business customers, and Zelle®, a fast and easy way to send money directly between almost any bank account in the United States. In addition, the bank has options for contactless banking including interactive teller machines (“ITMs”) and video banking. ITMs are an upgrade on traditional automated teller machine (“ATM”) technology that allow customers to virtually interact directly with Bank staff. Video banking lets customers communicate with Bank staff from a mobile device or computer without visiting a branch.

We have also associated with nationwide networks of ATMs, enabling the Bank’s customers to use ATMs throughout our markets and other regions. We offer merchant card services through a third-party vendor and a business credit card product. The Bank does not offer trust services or insurance products.

Acquisition Activity

General.From time to time we evaluate potential acquisition opportunities including whole-bank acquisitions and strategic branch acquisitions. We believe there are many banking institutions that continue to face credit challenges, capital constraints and liquidity issues and that lack the scale and management expertise to manage the increasing regulatory burden. Our management team has a long history of identifying targets, assessing and pricing risk and executing acquisitions in a creative, yet disciplined, manner. We seek acquisitions that provide meaningful financial benefits, long-term organic growth opportunities and expense reductions, without compromising our risk profile. Additionally, we seek banking markets with favorable competitive dynamics and potential consolidation opportunities.

Recent Acquisitions. All of our acquisition activity is evaluated and overseen by a standing Mergers and Acquisitions Committee of our board of directors. A discussion of acquisitions completed since January 1, 2020, is set forth under the heading “Certain Events That Affect Year-over-Year Comparability – Acquisitions” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Divestiture and Sale or Closure Activity

Sale of two branches to First Community Bank. On January 27, 2023, the Bank completed its previously announced sale of certain assets, deposits and other liabilities associated with its Alice and Victoria, Texas locations to First Community Bank, a Texas state bank located in Corpus Christi, Texas. The Bank sold approximately $13.9 million in loans and $14.5 million in deposits.

Branch closures and land sales. During the last three fiscal years, we closed five branches and sold three tracts of land held for future branch locations. Four of the branches had been acquired, and the closures involved anticipated synergies that resulted in significant cost savings. We plan to consolidate an additional branch located in our Louisiana market in 2023. We continue to evaluate opportunities to reduce our physical branch footprint and further improve efficiency through digital initiatives.

De Novo Branches

During our last three fiscal years, we have opened two full-service branch locations in Louisiana, consisting of one location in the Lake Charles market, and one location in the New Orleans market, in addition to the branches we acquired through our acquisition activity. We do not expect to open de novo branches in 2023.

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

The following table sets forth certain information about our total deposits, and our share of total deposits, in specified locations, and is shown as of June 30, 2022, which is the latest date for which such information is available.

Location	Investar Total Deposits	Investar Share of Deposits
	(in millions)
Baton Rouge, Louisiana	$756	2.9%
New Orleans, Louisiana	263	0.5
Lafayette, Louisiana	259	2.9
Evangeline Parish, Louisiana(1)	160	21.3
East and West Feliciana Parishes, Louisiana(1)	150	24.4
Calcasieu Parish, Louisiana(1)	11	0.2
Houston, Texas	144	0.0
Sumter County, Alabama(1)	107	38.7
Calhoun County, Alabama(1)	190	8.0

(1)

Evangeline Parish, East and West Feliciana Parishes, Calcasieu Parish, Sumter County, and Calhoun County are not included in Metropolitan Statistical Areas but are included in this table to reflect the deposit balances of our branches in these parishes and counties.

Supervision and Regulation

General. Banking is highly regulated under federal and state law. The following is a brief summary of certain aspects of that regulation which are material to us and does not purport to be a complete description of all regulations that affect us or all aspects of those regulations. To the extent particular statutory and regulatory provisions are described, the description is qualified in its entirety by reference to the particular statute or regulation.

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

Some of these provisions have had and may continue to have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. Many aspects of the Dodd-Frank Act are subject to ongoing implementation; further, in the past certain provisions implemented by federal agencies have been legislatively revised or rescinded. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our financial condition and results of operations.

The Volcker Rule. On December 10, 2013, the Federal Reserve and the other federal banking regulators as well as the SEC each adopted a final rule implementing Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule.” Generally speaking, the final rule prohibited a bank and its affiliates from engaging in proprietary trading and from sponsoring certain “covered funds” or from acquiring or retaining any ownership interest in such covered funds. Most private equity, venture capital and hedge funds are considered “covered funds” as are bank trust preferred collateralized debt obligations. The final rule required banking entities to divest disallowed securities by July 21, 2015, subject to extension upon application. The Economic Growth, Regulatory Relief, and Consumer Protection Act which was enacted in 2018 amended Section 619 of the Dodd-Frank Act to exempt from the Volcker Rule any insured depository institution that has $10.0 billion or less in total consolidated assets and whose total trading assets and trading liabilities are 5.0% or less of total consolidated assets, therefore, the Bank is currently exempt from the Volcker Rule.

Regulatory Capital Requirements

Capital Adequacy. The Federal Reserve Board monitors the capital adequacy of the Company, on a consolidated basis, and the OCC monitors the capital adequacy of the Bank. The regulatory agencies use a combination of risk-based guidelines and a leverage ratio to evaluate capital adequacy and consider these capital levels when taking action on various types of applications and when conducting supervisory activities related to safety and soundness. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among financial institutions and their holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. A financial institution’s assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. Regulatory capital, in turn, is classified in one of two tiers. “Tier 1” capital includes two components: (1) common equity Tier 1 capital and (2) additional Tier 1 capital. Common equity Tier 1 capital consists solely of common stock (plus related surplus), retained earnings and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. “Tier 2” capital includes, among other things, qualifying subordinated debt and allowances for loan and lease losses, subject to limitations. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Pursuant to the regulatory capital rules, the Company has made an election not to include unrealized gains and losses in the investment securities portfolio for purposes of calculating “Tier 1” capital and “Tier 2” capital.

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

We were in compliance with all applicable minimum regulatory capital requirements, including the capital conservation buffer, as of December 31, 2022.

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

The federal banking agencies finalized a rule in 2019 that allows bank holding companies and banks with less than $10.0 billion in total consolidated assets, limited amounts of certain assets and off balance sheet exposures, and a leverage ratio of greater than 9% to elect to use the Community Bank Leverage Ratio (“CBLR”) framework. A community banking organization electing to use the CBLR framework would have a simplified capital regime and would be considered well capitalized as long as it had a leverage ratio of greater than 9%. We have not elected to use the CBLR framework, and it is uncertain if we will elect to use the CBLR framework in the future.

Furthermore, the U.S. federal banking agencies have finalized rules that permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new current expected credit loss accounting rule in retained earnings over a period of three years commencing with time of adoption of the new standard. For further discussion of the new current expected credit loss accounting rule, see Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements, in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data and also see “Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio, and we may be required to further increase our provision for loan losses” in Item 1A. Risk Factors.

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

The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities, and the deposit insurance premiums paid by the bank. As of December 31, 2022, the Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework as currently in effect.

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

Dividends

As a bank holding company, we are subject to certain restrictions on dividends under applicable banking laws and regulations. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless: (1) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends; (2) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries; and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Dodd-Frank Act imposes, and Basel III effected, additional restrictions on the ability of banking institutions to pay dividends (including failure to maintain capital above the Basel III capital conservation buffer). In addition, in the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. The Federal Reserve may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring us to maintain a higher level of capital than would otherwise be required under any applicable minimum capital requirements.

Our ability to pay dividends depends in part upon the receipt of dividends from the Bank. The Bank is also subject to certain restrictions on dividends under federal laws, regulations and policies. In general, under OCC regulations, the Bank may pay dividends to us without the approval of the OCC only so long as the amount of the dividend does not exceed the Bank’s net income earned during the current year (net of dividends paid) combined with its retained net income (net of dividends paid) of the immediately preceding two years. The Bank must obtain the approval of the OCC for any amount in excess of this threshold. Further, a national bank may not pay a dividend in excess of its undivided profits. In addition, under federal law, the Bank may not pay any dividend to us if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The OCC may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Moreover, if, in the opinion of the OCC, the Bank is engaged in an unsound practice (which could include the payment of dividends even within the legal requirements noted above), the OCC may require the Bank to cease such practice. The OCC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice.

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

Federal law also limits a bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital.

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

Deposit Insurance Assessments

FDIC insured banks are required to pay deposit insurance assessments to the FDIC. The amount of the assessment is based on the size of the bank’s assessment base, which is equal to its average consolidated total assets less its average tangible equity, and its risk classification under an FDIC risk-based assessment system. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to the Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on certain financial data and the level of supervisory concern that the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. As noted above, the Dodd-Frank Act changed the way that deposit insurance premiums are calculated. Action by the FDIC to replenish the Deposit Insurance Fund when needed could result in higher assessment rates, which could reduce our profitability or otherwise negatively impact our operations. The FDIC issued a final rule in October 2022 increasing deposit insurance assessments beginning in the first quarterly assessment period of 2023.

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

Community Reinvestment Act

The Bank is required under the Community Reinvestment Act, or CRA, and related OCC regulations to help meet the credit needs of its communities, including low and moderate-income borrowers. In connection with its examination of the Bank, the OCC assesses our record of compliance with the CRA. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its or the Company’s activities. The Bank received a “Satisfactory” CRA rating on its most recent CRA Performance Evaluation. The CRA requires all FDIC-insured institutions to publicly disclose their rating. The federal banking agencies have proposed changes intended to modernize the CRA regulations, but at present such changes have not been finalized.

Concentrated Commercial Real Estate Lending Regulations

The federal bank regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner-occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2022, the Companydid not have a concentration in commercial real estate as defined by the regulatory guidance.

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

Federal law and regulations also establish certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Under federal guidance, banks have to provide notice to affected customers of a data breach under certain circumstances, and the agencies recently adopted a rule requiring notice to the primary federal regulator within certain timeframes for certain data security incidents.

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

In addition, the Dodd-Frank Act created the Consumer Financial Protection Bureau that has broad authority to regulate and supervise retail financial services activities of banks and various non-bank providers. The Bureau has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, however, banks with assets of $10 billion or less, such as the Bank, will continue to be examined for consumer compliance by their primary federal bank regulator. In October 2022, the U.S. Court of Appeals for the 5th Circuit issued a decision ruling that the Consumer Financial Protection Bureau’s funding mechanism violates the separation-of-powers principles embodied in the U.S. Constitution’s Appropriations Clause. This ruling has essentially called into question the validity of the Bureau’s authority to issue regulations and pursue enforcement actions. The Bureau recently filed a certiorari petition with the U.S. Supreme Court seeking an expedited hearing and decision to clarify the agency’s authority. We believe that the banking industry generally will continue complying with the Bureau’s regulations until clarity is provided.

There has been an enhanced focus by federal bank regulatory agencies with respect to industry practices relating to overdraft fees and non-sufficient funds fees. For example, the Consumer Financial Protection Bureau issued a Request for Information in January 2022 seeking public input with respect to financial institution practices relating to, among other areas, credit card fees, overdraft fees and non-sufficient funds fees and stated its intent to reduce these types of fees through crafting rules, issuing industry guidance and focusing supervision and enforcement resources to achieve this goal. In October 2022, the Consumer Financial Protection Bureau issued guidance with respect to certain practices relating to overdraft fees and bounced check fees. The FDIC issued guidance in August 2022 with respect to bank practices involving charging multiple non-sufficient funds fees on the representment of items on a deposit account.

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

Effect of Governmental Monetary Policies

The commercial banking business is affected not only by general economic conditions but also by U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and assets of foreign branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates. These policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on deposits. For example, during 2022 and in 2023 the Federal Open Market Committee of the Federal Reserve increased the target rate range for trading in the federal funds market (known as the federal funds target rate or the federal funds rate) multiple times, increasing market interest rates. The federal funds rate is the rate at which commercial banks borrow and lend their excess reserves to each other overnight. We cannot predict the nature of future fiscal and monetary policies and the effect of these policies on our future business and earnings.

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

Our compensation strategy provides a total rewards structure that reflects position responsibilities, is competitive with the external market, and is capable of attracting, retaining, and motivating our employees. We provide a comprehensive benefits package for eligible employees which includes group health (medical, dental, and vision) insurance including a health savings account option, paid time off, short and long term disability insurance, life insurance and a 401(k) plan in which we provide a matching contribution. We also offer eligible employees participation in our Employee Stock Ownership Plan (ESOP) as well as our Long Term Incentive plan (LTI) in order to better align employee and shareholder interests.

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

As of December 31, 2022, we had 331 full-time and seven part-time employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. We are facing an uncertain economic environment. While disruptions caused directly by the COVID-19 pandemic decreased during 2022 and the economy continued to recover from pandemic lows, the U.S. economy experienced rapidly rising inflation and interest rates, labor shortages, supply chain issues and volatile commodity and financial markets, exacerbated by the Russian invasion of Ukraine that began in February 2022. During the entirety of 2021, the Federal Reserve’s federal funds target rate was 0% to 0.25% and it remained at that rate until March 2022. During 2022, the Federal Reserve increased the federal funds target rate seven times from a range of 0% to 0.25% to a range of 4.25% to 4.50%. The Federal Reserve increased the target rate again on February 1, 2023 to 4.50% to 4.75% and may increase the rate additional times during 2023. Also during 2022, the S&P 500 Index declined approximately 19%. The U.S. government reached the statutory debt limit on January 19, 2023 and the U.S. Department of the Treasury began to implement extraordinary measures to meet the obligations of the U.S. Treasury officials have projected that extraordinary measures should be effective until June 2023, although the exact time is uncertain. If the U.S. Congress does not act to raise the statutory debt limit, the federal government may be forced to shut down and the U.S. may default on its debt.

Uncertain economic and market conditions can also be caused by declines in economic growth, business activity, investor or business confidence, declines in real estate values, pandemics (such as the COVID-19 pandemic and resurgences of COVID-19 outbreaks) or fear of pandemics, rising unemployment, increases in the cost of credit and capital as experienced during 2022, limitations on the availability of credit and capital, natural disasters, or a combination of these or other factors.

In addition, geopolitical matters, including international political unrest, disruptions in international trade patterns, and slow growth in sectors of the global economy, as well as acts of terrorism, war and other violence could result, and in the case of the war in Ukraine, has resulted, in disruptions or volatility in the economy and financial and commodity markets.

Economic uncertainty and negative events in the economy or in geopolitical matters could have a material adverse effect on our business, results of operations and financial condition, including our liquidity position. Among other things, they may result in higher than expected loan delinquencies, a decline in the value of collateral securing our loans, instability in our deposit base, further increases in our costs of capital, disruptions in our ability to complete acquisitions, and a decline in demand for our products and services. They may cause us to incur losses, including losses on loans beyond those provided for in our allowance for loan losses, and losses in our investment securities portfolio, impairments of assets including goodwill, and may adversely impact our regulatory capital.

Changes in interest rates could have an adverse effect on our profitability.

The majority of our assets and liabilities are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Changes in interest rates may affect our net interest income as well as the valuation of our assets and liabilities. We cannot predict with certainty changes in interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, competition for loans and deposits, domestic and international events, changes in the United States and other financial markets, and the policies of the Federal Reserve. Inflation reached a near 40-year high in late 2021, driven in large part by economic recovery from the ongoing COVID-19 pandemic, and continued to be high during 2022 and into 2023. In response, the Federal Reserve raised interest rates seven times in 2022 and on February 1, 2023, as described above, which resulted in an increase in market interest rates, and may increase the rate additional times during 2023. Our earnings depend significantly on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect to periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates move contrary to our position, this “gap” may work against us, and our earnings may be adversely affected. When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income.

Additionally, an increase in the general level of interest rates may also, among other things, adversely affect our current borrowers’ ability to repay variable rate loans, the demand for and our ability to originate loans, negatively affect the value of our investment securities portfolio, and decrease loan prepayment rates, or could increase the cost of the Company’s deposits and borrowings. For example, during the rapidly rising interest rate environment in 2022, comparing the twelve months ended December 31, 2021 and December 31, 2022, respectively, our yield on interest-earning assets increased from 4.02% to 4.28% while the cost of our total interest-bearing liabilities increased from 0.67% to 0.84%, producing a 14 basis point increase in our net interest margin from 3.53% to 3.67%. During 2022, as we raised rates offered on deposits and incurred higher costs on our borrowings, comparing the three months ended December 30, 2021 and the three months ended December 31, 2022, respectively, our yield on interest-earning assets increased from 3.95% to 4.57% while the cost of our total interest-bearing liabilities increased from 0.52% to 1.45%, producing a seven basis point decrease in our net interest margin from 3.57% to 3.50%. We may experience additional pressure on our net interest margin during 2023 if our cost of funds increases faster than the yield on our interest-earning assets. Additionally, due in large part to higher interest rates and market volatility during 2022, at December 31, 2022, unrealized losses in our investment portfolio totaled $62.5 million. These losses may continue or worsen during 2023, and we may experience realized losses in our portfolio.

An increase in the general level of interest rates could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate further increases to the allowance for loan losses. At the same time, the marketability and value of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income, but we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.

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

Inflation and rising prices may continue to adversely affect our results of operations and financial condition.

Inflation reached a near 40-year high in late 2021, and high levels of inflation persisted during 2022 and may continue in 2023. The U.S. Bureau of Labor Statistics reported that the 12-month percent change in the Consumer Price Index for All Urban Consumers (not seasonally adjusted) for all items was 6.5% for December 2021 to December 2022, 7.0% for December 2020 to December 2021, 1.4% for December 2019 to December 2020, and 2.3% for December 2018 to December 2019. Inflation increases our borrower’s costs of living and costs of doing business, which may make it more difficult for them to repay their loans, increasing our credit risk. Inflation also increases many of our operating costs. When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, this could impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for loan losses resulting from a possible increased default rate. Inflation may lead to lower loan re-financings. In addition, inflation has led to the Federal Reserve raising interest rates during 2022 and 2023, as discussed above.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio, and we may be required to further increase our provision for loan losses. This risk may be heightened by our adoption of the Current Expected Credit Loss accounting standard effective January 1, 2023.

Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of and interest on a loan will not be paid timely or at all, and that the value of any collateral supporting a loan will be insufficient to cover any exposure to loss on a loan. Management maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, to absorb credit losses in the loan portfolio. The determination of the appropriate level of the allowance is inherently subjective, involves a high degree of judgment and complexity, and requires us to make significant estimates, all of which are subject to material changes, particularly in uncertain economic environments as described above.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard (Accounting Standards Update “ASU” 2016-13), referred to as Current Expected Credit Loss (“CECL”) that requires that the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts, and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the new standard amends the accounting for credit losses on purchased financial assets with credit deterioration. ASU 2016-13 became effective for us, as a smaller reporting company, on January 1, 2023. Please refer to Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements, in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data for additional discussion. Upon adoption of ASU 2016-13, we will record a one-time cumulative adjustment to increase our allowance for credit losses and reduce retained earnings, which will be reflected on our balance sheet and will not impact our income statement. We expect that the transition will result in a 20% to 30% increase in the allowance for credit losses on January 1, 2023, and a corresponding decrease in retained earnings of the after-tax amount. The adjustment to allowance for credit losses is an estimate and subject to refinement based on updates to quantitative or qualitative input assumptions or loss estimation factors. A failure to effectively measure the impact of the new CECL accounting standard may result in significant overstatement or understatement of our allowance for credit losses, and in the event of an understatement, may necessitate that we significantly increase our allowance for credit losses, which could adversely affect our net income.

The CECL methodology requires that lifetime “expected credit losses” be recorded at the time the financial asset is originated or acquired, and be adjusted each period for changes in expected lifetime credit losses. The CECL methodology replaces multiple prior impairment models under U.S. GAAP that generally required that a loss be “incurred” before it was recognized, and represents a significant change from prior U.S. GAAP. Our ongoing estimates of expected credit losses will depend upon our models and assumptions, existing and forecasted macroeconomic conditions and the credit quality, composition and other characteristics of our loan and other applicable portfolios. We believe these factors are likely to cause variability in our expected credit losses under CECL compared to previous GAAP, and therefore an increase in the variability of our period-to-period net income. We believe that CECL is also likely to reduce comparability across financial services companies due to the ability to adopt different measurement approaches for expected credit losses and different economic assumptions used in each of the companies’ models. Our initial adjustment to the allowance for credit losses at the transition date may vary from our estimate due to refinements in quantitative or qualitative input assumptions or loss estimation factors.

Commercial and industrial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or other loans or investments. These types of loans are also typically larger than residential real estate loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and industrial and commercial real estate loans with relatively large balances, the deterioration of a material amount of these loans may cause a significant increase in our allowance for loan losses, non-performing assets, and/or past due loans. An increase in our allowance for loan losses, non-performing assets, and/or past due loans could result in a loss of earnings, or an increase in loan charge-offs, which would have an adverse impact on our results of operations and financial condition.

Inaccurate management assumptions, including with respect to economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Finally, if actual charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital and may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The FDIC, Federal Reserve and the OCC issued a final rule to allow a banking organization to elect to phase in the regulatory capital impact of CECL over a three-year period commencing with time of adoption of the new standard. We did not make the election to phase in the impact of CECL on our regulatory capital calculations because we do not expect the adoption of CECL to have a significant impact on our regulatory capital ratios.

Our business strategy includes the continuation of our multi-state growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We have grown our business primarily through de novo branching and through the acquisition of other financial institutions. Since our bank was founded in June 2006, through December 31, 2022, we have opened 14 de novo branches, completed seven whole bank acquisitions, and acquired two branch locations. We have also expanded our operations outside our historical south Louisiana base and into Texas and Alabama, progressing towards our goal to build a premier regional community bank. Our most recent acquisition was completed on April 1, 2021 when we acquired Cheaha Financial Group, Inc., headquartered in Oxford, Alabama, and its wholly-owned subsidiary, Cheaha Bank, which served the residents of Calhoun County, Alabama through four branch locations. We intend to continue to pursue a multi-state growth strategy for our business primarily through attractive acquisition opportunities as well as continue to pursue organic growth throughout our franchise. Our growth prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following:

•

De Novo Branching; Branch Acquisitions. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our de novo branches can be expected to negatively impact our earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in opening any of our de novo branches. We may be unable to accomplish future de novo branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, failure to obtain regulatory approval, or other factors. We may also be unable to identify and acquire suitable operating branches. Finally, we have no assurance our de novo branches or branches that we may acquire will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Our growth and de novo branching strategy necessarily entails growth in overhead expenses as we routinely add new offices and staff. During the last three fiscal years, we have opened two de novo branches. We do not expect to open de novo branches in 2023.

•

Expansion into New Markets. Prior to our acquisition of Mainland Bank in the first quarter of 2019, we operated exclusively in Louisiana. With our acquisition of Mainland Bank, we entered Texas, and we subsequently entered Alabama with our acquisition of Bank of York in November 2019. The financial services industry in these areas is highly competitive, and the challenges of operating in new markets and multiple states may be greater than we anticipate.

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

Changes in retail distribution strategies and consumer behavior may adversely impact our business, financial condition and results of operations.

We have significant investments in our physical branch network, including in bank premises and equipment as well as in our branch work force. Advances in technology as well as changing customer preferences for remote methods of accessing our products and services could decrease the value of our branch network and may cause us to further change our retail distribution strategy, and close, consolidate or sell certain branches or parcels of land held for future branch locations. These actions could lead to losses on these assets or adversely impact the carrying value of long-lived assets and may lead to expenditures to reconfigure remaining branches. Any changes in our branch network strategy could adversely impact our business if it results in the loss of customers.

In recent periods, we have focused on enhancing our online banking platform and plan to continue to introduce new technologies, with the goal of delivering products and services more efficiently with fewer branches and people. We closed one branch in 2020, two branches in 2021, and an additional two branches in 2022. During 2022, we sold three tracts of land that were being held for future branch locations. On July 15, 2022, we entered into a Purchase and Assumption Agreement to sell certain assets, deposits and other liabilities associated with the Alice, Texas and Victoria, Texas locations to First Community Bank. We completed the transaction on January 27, 2023. We could incur material losses in the future due to the closure or consolidation of branches or sale of land held for future branch locations.

Our business is concentrated in southern Louisiana, southeast Texas, and Alabama, and an economic downturn affecting these areas may magnify the adverse effects and consequences to us.

We currently conduct our operations primarily in southern Louisiana, and more specifically, in the Baton Rouge, New Orleans, Lafayette and Lake Charles metropolitan areas, in the greater Houston, Texas area, and in Alabama. As of December 31, 2022, our primary markets were south Louisiana (approximately 76% of our total deposits of $2.1 billion), southeast Texas (approximately 9% of our total deposits) and Alabama (approximately 15% of our total deposits). At December 31, 2022, approximately 63%, 6%, and 5% of the secured loans in our total loan portfolio were secured by properties and other collateral located in Louisiana, Texas and Alabama, respectively.

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

The ongoing COVID-19 pandemic, or a similar health crisis, may adversely affect our business, employees, borrowers, depositors, counterparties and third-party service providers.

The COVID-19 pandemic and related governmental control and stimulus measures severely disrupted financial markets and overall economic conditions in 2020 and 2021. While the impact of the pandemic and the associated uncertainties remained in 2022 and remain in 2023, there has been significant progress made with COVID-19 vaccines, which has resulted in the easing of restrictive measures in the U.S. At the same time, many industries have been experiencing supply chain disruptions and labor shortages. Inflation increased substantially in 2021 and 2022, and oil and gas prices have also been volatile due in part to the pandemic, and in 2022 due to the war in Ukraine. Differing variants of the COVID-19 virus continue to emerge and resurgences have occurred and may occur in the future. We cannot predict the extent to which individuals may decide to restrict their activities as a result of evolving pandemic developments, the extent to which governments may reinstitute certain restrictions, nor what future impact evolving pandemic developments or similar health crises may have on the economy or our business.

As part of its efforts to relieve pandemic economic stresses, the U.S. government instituted the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”). We participated as a lender in the program beginning in the second quarter of 2020 and made loans totaling $178.0 million under the program. As of December 31, 2022, we had remaining PPP loans outstanding with a balance of $1.7 million. While most of our PPP loans were paid by the SBA’s guaranty under the program, the SBA may find that there was a deficiency in the manner in which the loan was handled by us, and may seek to recover any related losses. In addition, some banks have been subject to litigation regarding their processing of PPP loan applications. Any such recovery efforts by the SBA or litigation related to the PPP program could have a material adverse effect on our business and reputation.

Adverse economic factors affecting particular industries could have a negative effect on our customers and their ability to make payments to us.

Certain industry-specific economic factors may also adversely affect us. For example, the energy sector, which is historically cyclical, has experienced significant volatility in oil and gas prices. While we consider our direct exposure to the energy sector not to be significant, comprising approximately 1.8% of total loans, excluding PPP loans, at December 31, 2022, continued oil price volatility could have further negative impacts on general economic conditions, particularly in our south Louisiana and southeast Texas markets, which could have a material adverse effect on our business, financial condition, and results of operations.

We have a significant number of loans secured by real estate, and a downturn in the real estate market could result in losses and negatively impact our profitability.

At December 31, 2022, approximately 79% of our total loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower, but its value may deteriorate during the time the credit is extended. Declines in real estate values in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for loan losses to address the deterioration in the value of the real estate securing our loans. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, cash flows and growth prospects.

Commercial real estate loans may expose us to greater risks than our other real estate loans.

Our loan portfolio includes commercial real estate loans, which are secured by owner-occupied and nonowner-occupied commercial properties. As of December 31, 2022, our owner-occupied commercial real estate loans totaled $445.1 million, or 21.1% of our total loan portfolio and our nonowner-occupied commercial real estate loans totaled $513.1 million, or 24.4% of our total loan portfolio.

Commercial real estate loans typically depend on the successful operation and management of the businesses that occupy these properties or the financial stability of tenants occupying the properties. Nonowner-occupied commercial real estate loans typically are dependent, in large part, on the owner’s ability to rent the property and the ability of the tenants to pay rent, whereas owner-occupied commercial real estate loans typically are dependent, in large part, on the success of the owner’s business. Cash flows, which may include proceeds from sales of commercial real estate, may be affected significantly by general economic conditions. Weak economic conditions may impair the borrower’s business operations and typically slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space may increase. High vacancy rates could also result in rents falling. The combination of these factors could result in deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. These loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a 1-4 family residential property because there are fewer potential purchasers of the collateral. Additionally, nonowner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on nonowner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations, cash flows and growth prospects.

Commercial and industrial loans may expose us to greater risk than other loans.

Commercial and industrial loans primarily consist of working capital lines of credit and equipment loans, typically secured by accounts receivable or inventory, or the relevant equipment. Repayment of these loans generally comes from the generation of cash flow as the result of the borrower’s business operations. Commercial lending generally involves different risks from those associated with commercial real estate lending or construction lending. Although commercial loans may be collateralized by business assets (including real estate, if available as collateral), the repayment of these types of loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the general business conditions of the local economy and the borrower’s ability to sell its products and services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, are the chief considerations when assessing the risk of a commercial and industrial loan. The liquidation of collateral, if any, is considered a secondary source of repayment because equipment and other business assets may, among other things, be obsolete or of limited resale value. Additionally, as of December 31, 2022 36% of our commercial and industrial loans were variable rate loans; rising interest rates increase interest payments due on such loans and may increase the risk of default by the borrower.

Commercial and industrial loans also include public finance loans made to governmental entities, which can be taxable or tax-exempt, for purposes including debt refinancing, economic development, quality of life projects, short-term cash-flow needs, and infrastructure enhancements, among other things. Public finance loans generally are repaid using pledged revenue sources including income tax, property tax, sales tax, and utility revenue, among other sources. Accordingly, repayment depends upon the financial stability and tax or revenue generating capacity of the particular revenue source. Although public finance loans are less than 5% of our loan portfolio as of December 31, 2022, they have grown in recent periods.

Loss of our senior executive officers or other key employees and our inability to recruit or retain suitable replacements could adversely affect our business, results of operations and growth prospects.

Our success depends significantly on the continued service and skills of our executive management team. During 2022 and as of March 6, 2023, due to individual health reasons, family reasons and other factors, we have completed a transition of our chief financial officer, chief accounting officer and general counsel, which required board and management time and attention. The implementation of our business and growth strategies also depends significantly on our ability to retain employees with experience and business relationships within their respective market areas, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, particularly in light of the labor shortages caused by the COVID-19 pandemic. We could have difficulty replacing key employees with personnel with the combination of skills and attributes required to execute our business and growth strategies and who have ties to the communities within our market areas. The loss of any of our key personnel could therefore have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may be adversely impacted by the transition from LIBOR as a reference rate.

Our floating-rate funding, certain hedging transactions, and certain of the products we have offered, such as floating-rate loans, determine their applicable interest rate or payment amount by reference to the U.S. dollar London Interbank Offered Rate (“LIBOR”). Regulatory authorities responsible for the administration and publication of LIBOR have announced that the most commonly used LIBOR settings will cease to be published or cease to be representative after June 30, 2023. All other LIBOR settings ceased to be published as of December 31, 2021. The Bank discontinued originating LIBOR-based loans effective December 31, 2021.

As of December 31, 2022, approximately $30.9 million of our outstanding loans, and, in addition, certain derivative contracts, borrowings and other financial instruments, have attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. We are subject to litigation and reputational risks if we are unable to renegotiate and amend existing contracts with counterparties that are dependent on LIBOR, including contracts that do not have fallback language. The timing and manner in which each customer’s contract transitions to an alternative reference rate will vary on a case-by-case basis. There continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition, including with respect to the acceptance and use of other benchmark rates. Since other benchmark rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR, which may lead to increased volatility as compared to LIBOR. The transition has impacted our market risk profiles and required changes to our risk and pricing models, valuation tools, product design and hedging strategies. Failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

The financial services industry is particularly at risk for cybersecurity concerns because of the proliferation of new and emerging technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. Additionally, increased use of internet and mobile banking products, and applications and plans to use or develop additional remote connectivity solutions increase our cybersecurity risks and exposure. In recent years we have increased our offerings of online and mobile banking services, including on-line bill payment, on-line funds transfers, mobile deposits, mobile wallets, video banking and Zelle®. These risks are heightened when customers use near real-time money transfer solutions such as Zelle®, where fraudulent and scam transactions can be more difficult to detect, prevent and recover. Additionally, as part of our banking business, we and certain of our third-party vendors collect, use and hold sensitive data concerning individuals and businesses with whom we have a banking relationship. Threats to data security, including unauthorized access and cyberattacks, rapidly emerge and change and are becoming increasingly sophisticated, exposing us to additional costs to secure our data in accordance with customer expectations and statutory and regulatory requirements. We could also experience a breach by intentional or negligent conduct on the part of our employees or other internal sources or by merchants using our customers’ debit and credit cards, software bugs, other technical malfunctions, or other causes. As a result of any of these threats, our computer systems and/or our customer accounts could become vulnerable to misappropriation of confidential information, account takeover schemes, ransomware, or cyberfraud. A ransomware attack could potentially shut down our data processing system and prevent us from accessing critical information. Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware. Events may occur that increase our and other companies’ vulnerability with respect to cybersecurity risks, such as a sudden and substantial increase in remote work by employees as occurred during the early stages of the pandemic or may occur during adverse weather events, and as a result of increased cyberattacks by foreign actors, including in connection with the war in Ukraine.

A breach of security that results in unauthorized access to our data could result in violations of applicable privacy and other laws and expose us to disruptions in our daily operations as well as to data loss, litigation, damages, fines and penalties, regulatory sanctions, customer notification requirements, significant increases in compliance and insurance costs, increases in costs for measures to minimize and remediate these risks and breaches, loss of confidence in our security measures, and reputational damage, any of which could individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition, prospects, and shareholder value.

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

Deposits are a low cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs could increase if the Company loses deposits and replaces them with more expensive sources of funding, if customers shift their deposits into higher cost products, or if the Company needs to raise its interest rates to avoid losing deposits. Higher funding costs reduce the Company’s net interest margin, net interest income and net income. As interest rates began to rise significantly during 2022, competition for deposits increased, and the Bank raised rates it offered on deposits to remain competitive in its markets; these trends may continue during 2023.

We may need to raise additional capital in the future to execute our business strategy or to comply with regulatory requirements.

In addition to the liquidity that we require to conduct our day-to-day operations, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet regulatory requirements. Also, we may need capital to finance our growth, including through acquisitions. For example, in 2019, we sold $25.0 million of subordinated notes structured to qualify as Tier 2 capital, and $30.0 million of common stock, in part to fund acquisitions. If the Bank’s regulators deemed its capital levels to be too low for safety and soundness reasons or if the Bank were to be designated as “undercapitalized” or in a lower capitalization category than “undercapitalized,” it could be required to raise additional capital. For additional information, see Item 1. Business - Regulatory Capital Requirements - Prompt Corrective Action Regulations.

Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Rising interest rates as experienced during 2022 increase our cost of new debt capital. Accordingly, there can be no assurances that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.

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

Our industry could become even more competitive as a result of legislative and regulatory changes, as well as continued consolidation. Finally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems, including Venmo and PayPal, and such as bitcoin and other types of cryptocurrencies. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and related income from those deposits. Disintermediation can also impact our lending business because of the growth of fintech companies delivering lending and other financial services. We may also lose employees to these competitors. Our ability to compete successfully depends on a number of factors, including customer convenience, quality of service, personal contacts, pricing and range of products. If we are unable to successfully compete, our business, financial condition, results of operations and growth prospects will be materially adversely affected.

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

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2022, our goodwill totaled $40.1 million. While we have not recorded any such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

Factors outside our control could result in impairment of or losses with respect to our investment securities.

Under applicable accounting standards, we are required to review our securities portfolio periodically for the presence of other-than-temporary impairment, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold securities until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be other-than-temporarily impaired, with the credit related portion of the reduction in the value recognized as a charge to the results of operations in the period in which the impairment occurs. In addition, during 2022, increases in interest rates had a negative effect on the value of our investment securities portfolio, which may continue. As of December 31, 2022, unrecognized losses in our investment portfolio totaled $62.5 million. In addition, market volatility may make it difficult to value certain securities. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize further losses or impairments in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

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

Because the nature of the financial services industry involves a high volume of transactions, certain systems or human errors may be repeated or compounded before they are discovered and successfully rectified. The Company’s necessary dependence upon automated systems to record and process our transaction volume may further increase the risk that technical flaws or associate tampering or manipulation of those systems will result in losses that are difficult to detect. The Company is further exposed to the risk that our third-party vendors may be unable to fulfill their contractual obligations or will be subject to the same risk of fraud or systems or human errors as we are. These risks include the cybersecurity risks discussed above.

Risks Related to Our Industry

We operate in a highly regulated environment, which could restrain our growth and profitability.

We are subject to extensive regulation and supervision under federal and state banking laws and regulations that govern almost all aspects of our operations, including, among other things, our lending practices, deposit-taking practices, capital structure, investment practices, dividend policy, operations and growth. The level of regulatory scrutiny that we are subject to may fluctuate over time, based on numerous factors, including as a result of changes in the political administrations. These laws and regulations, and the supervisory framework that oversees the administration of these laws and regulations, are primarily intended to protect consumers, depositors, the Deposit Insurance Fund and the banking system as a whole, and not shareholders and counterparties. Furthermore, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, and impose restrictions on our operations and our ability to conduct business consistent with historical practices, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Our efforts to comply with new laws, regulations and standards typically result in increased expenses and a diversion of management time and attention. The information under the heading “Supervision and Regulation” in Item 1. Business, provides more information regarding the regulatory environment in which we and the Bank operate.

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

Fintech developments, such as bitcoin or other types of cryptocurrency and the development of alternative payment systems such as Venmo and PayPal, have the potential to disrupt the financial industry and change the way banks do business. Our success depends on our ability to adapt to the pace of the rapidly changing technological environment, which is crucial to retention and acquisition of customers. On July 31, 2018, the OCC announced it would grant limited-purpose national bank charters to fintech companies that offer bank products and services. The federal charter would allow fintech companies to operate nationwide under a single set of national standards, without needing to seek state-by-state licenses or joining with brick-and-mortar banks, which could have the effect of allowing fintech companies to more easily compete with us for financial products and services in the communities we serve. At present, the future of the OCC limited-purpose fintech charter is unclear. To date, the OCC has not approved any such charters and each application for a charter has been met with a lawsuit challenging the OCC’s authority to issue such charters.

We may be required to pay significantly higher FDIC deposit insurance premiums in the future.

The deposits of Investar Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. We are generally unable to control the amount of premiums that we are required to pay for FDIC deposit insurance. A bank’s regular assessments are determined by its risk classification, which is based on certain financial information and the level of supervisory concern that it poses. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC has, in the past, increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have an adverse effect on our business, financial condition and results of operations.

Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

We regularly use third-party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Regulation requires us to perform due diligence and ongoing monitoring and control over our third-party vendors and other ongoing third-party business relationships. In certain cases, we may be required to renegotiate our agreements with these vendors to meet these requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

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

Shares eligible for future sale and shares we may issue in the future could adversely affect market prices of our common stock.

Shares of our common stock eligible for future sale, including those that may be issued in any private or public offering of our common stock, as consideration in acquisition transactions, or as incentives under incentive plans, could adversely affect market prices for our common stock. As of December 31, 2022, we had 9,901,847 shares outstanding and 350,430 shares subject to options granted under our incentive plan. Because our outstanding shares of common stock either were issued in an offering registered under the Securities Act of 1933, as amended (the “Securities Act”) or have been held for more than one year, such shares are freely tradable, except for shares held by our affiliates (approximately 7% of shares outstanding as of December 31, 2022) and 253,488 shares that represent unvested restricted shares under our incentive plan. Shares issued under our incentive plan will be available for sale into the public market, except for shares held by our affiliates. Shares held by our affiliates may be resold subject to the restrictions in Rule 144 of the Securities Act. In the future, we may issue additional shares of common stock to raise capital for growth or as consideration in acquisition transactions or for other purposes, and such shares may be registered under the Securities Act and freely tradable or may be issued in a private placement and registered for resale under the Securities Act.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our main office, which serves as our executive and operations center, is located at 10500 Coursey Boulevard in Baton Rouge, Louisiana. In addition, we operate 29 full-service branches. Our 21 branches in Louisiana are located in Ascension (1), East Baton Rouge (4), West Baton Rouge (1), Jefferson (2), Lafayette (2), Livingston (1), Orleans (1), St. Tammany (1), Tangipahoa (1), East Feliciana (2), West Feliciana (1), Evangeline (3) and Calcasieu (1) Parishes. Our two branches in Texas are located in Galveston (1) and Harris (1) Counties. Our six branches in Alabama are located in Calhoun (4) and Sumter (2) Counties, and one loan production office is located in Tuscaloosa County. We also have one stand-alone automated teller machine in Baton Rouge, Louisiana and one stand-alone interactive teller machine in Morgan City, Louisiana.

We own the building, known as Investar Tower, in which our main office is located, one loan production office, and all of our branch offices, with the exception of two leased branch locations in Louisiana and two leased branch locations in Texas. Each of our owned branch facilities is a stand-alone building with on-site parking and drive-up access, the majority of which are equipped with an automated teller machine or interactive teller machine. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

We also own a tract of land in each of the following Louisiana parishes: East Baton Rouge Parish; St. Mary Parish; and Ascension Parish. Each tract of land has been designated as either a future branch or stand-alone interactive teller machine location. The timing of the development of these tracts of land is uncertain.

Item 3. Legal Proceedings

From time to time we are party to ordinary routine litigation matters incidental to the conduct of our business. We are not presently party to, and none of our property is the subject of, any legal proceedings, the resolution of which we believe would have a material adverse effect on our business, financial condition, results of operations, cash flows, growth prospects or capital levels, nor were any such proceedings terminated during the fourth quarter of 2022.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Market (the “Nasdaq”) under the symbol “ISTR.” As of March 6, 2023, there were approximately 648 holders of record of our common stock.

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

Stock Performance Graph

The above graph compares the cumulative total shareholder return on the Company’s common stock over a measurement period beginning at the market close on the last trading day of 2017, with (i) the cumulative total return on the stocks included in the Russell 3000 Index and (ii) the cumulative total return on the stocks included in the S&P United States SmallCap Banks Index, which includes banks with market capitalizations of $250 million to $1 billion. The performance graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the S&P United States SmallCap Banks Index was $100 at December 31, 2017 and that all dividends were reinvested.

Index	12/31/2017	6/30/2018	12/31/2018	6/30/2019
Investar Holding Corporation	$100.00	$114.73	$102.90	$98.96
Russell 3000	100.00	103.22	81.80	92.83
S&P US SmallCap Banks	100.00	102.29	93.01	109.36
	12/31/2019	6/30/2020	12/31/2020	6/30/2021
Investar Holding Corporation	$99.59	$60.17	$68.63	$94.98
Russell 3000	100.08	67.31	87.81	109.91
S&P US SmallCap Banks	119.55	114.31	142.06	162.42
	12/31/2021	6/30/2022	12/31/2022
Investar Holding Corporation	$76.39	$90.87	$89.34
Russell 3000	119.40	99.26	102.62
S&P US SmallCap Banks	176.16	137.95	140.08

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
October 1, 2022 to October 31, 2022	10,198	$20.17	10,198	386,714
November 1, 2022 to November 30, 2022	4,414	22.00	—	386,714
December 1, 2022 to December 31, 2022	—	—	—	386,714
	14,612	$20.72	10,198	386,714

(1)	Includes 4,414 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.

(2)	On April 21, 2022, the Company announced that its board of directors authorized the repurchase of an additional 400,000 shares of the Company’s common stock under its stock repurchase plan, and on September 21, 2022, the Company announced that its board of directors authorized an additional 300,000 shares of the Company’s common stock under its stock repurchase plan.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, both in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements relating to our projected growth, anticipated future financial performance, changes in our allowance for loan or credit losses including due to the adoption of ASU 2016-13, anticipated future credit quality and our potential ability to achieve performance and strategic goals, as well as statements relating to the anticipated effects of these factors on our business, financial condition and results of operations. These statements can typically be identified through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature.

Our forward-looking statements contained herein are based on assumptions and estimates that management believes to be reasonable in light of the information available at this time. However, many of these statements are inherently uncertain and beyond our control and could be affected by many factors. Factors that could have a material effect on our business, financial condition, results of operations, cash flows and future growth prospects can be found in Item 1A. Risk Factors. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•	the significant risks and uncertainties for our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements caused by business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate, including risks and uncertainties caused by the ongoing COVID-19 pandemic, potential continued higher inflation and interest rates, supply and labor constraints, the war in Ukraine and uncertainty regarding whether the United States Congress will raise the statutory debt limit;
•	our ability to achieve organic loan and deposit growth, and the composition of that growth;
•

changes (or the lack of changes) in interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing, including potential continued increases in interest rates in 2023;

•

our ability to identify and enter into agreements to combine with attractive acquisition partners, finance acquisitions, complete acquisitions after definitive agreements are entered into, and successfully integrate and grow acquired operations;

•	the estimated 20% to 30% increase in our allowance for loan losses in the first quarter of 2023 and corresponding decrease in retained earnings of the after-tax amount, resulting from our adoption on January 1, 2023 of ASU 2016-13, and inaccuracy of the assumptions and estimates we make in establishing reserves for credit losses and other estimates;
•	changes in the quality or composition of our loan portfolio, including adverse developments in borrower industries or in the repayment ability of individual borrowers;
•	changes in the quality and composition of, and changes in unrealized losses in, our investment portfolio, including whether we may have to sell securities before their recovery of amortized cost basis and realize losses;
•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;
•	our dependence on our management team, and our ability to attract and retain qualified personnel;
•	cessation of the one-week and two-month U.S. dollar settings of LIBOR as of December 31, 2021 and announced cessation of the remaining U.S. dollar LIBOR settings after June 30, 2023, and the related effect on our LIBOR-based financial products and contracts, including, but not limited to, hedging products, debt obligations, investments and loans;
•	the concentration of our business within our geographic areas of operation in Louisiana, Texas and Alabama;

•	concentration of credit exposure;
•	any deterioration in asset quality and higher loan charge-offs, and the time and effort necessary to resolve problem assets;
•	a reduction in liquidity, including as a result of a reduction in the amount of deposits we hold or other sources of liquidity;
•	ongoing disruptions in the oil and gas industry due to the significant fluctuations in the price of oil and natural gas;
•	data processing system failures and errors;
•	cyberattacks and other security breaches;
•	potential impairment of our goodwill and other intangible assets;
•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;
•	the impact of litigation and other legal proceedings to which we become subject;
•	competitive pressures in the commercial finance, retail banking, mortgage lending and consumer finance industries, as well as the financial resources of, and products offered by, competitors;
•

the impact of changes in laws and regulations applicable to us, including banking, securities and tax laws and regulations and accounting standards, as well as changes in the interpretation of such laws and regulations by our regulators;

•	changes in the scope and costs of FDIC insurance and other coverages;
•	governmental monetary and fiscal policies, including the potential for the Federal Reserve Board to raise target interest rates one or more times during 2023;
•

hurricanes, tropical storms, tropical depressions, floods, winter storms, tornadoes, and other adverse weather events, all of which have affected our market areas from time to time; other natural disasters; oil spills and other man-made disasters; acts of terrorism, an outbreak or intensifying of hostilities including the war in Ukraine or other international or domestic calamities, acts of God and other matters beyond our control; and

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

Overview

Through our wholly-owned subsidiary Investar Bank, National Association, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals, and small to medium-sized businesses. Our primary areas of operation are south Louisiana (approximately 76% of our total deposits as of December 31, 2022), including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; southeast Texas, primarily Houston and its surrounding area and Alabama, including York and Oxford and their surrounding areas. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter and its name changed to Investar Bank, National Association. Our strategy includes organic growth through high quality loans and growth through acquisitions, including whole-bank acquisitions and strategic branch acquisitions. We currently operate 29 full service branches comprised of 21 full service branches in Louisiana, two full service branches in Texas, and six full service branches in Alabama. We have completed seven whole-bank acquisitions since 2011 and regularly review acquisition opportunities. In addition to our branches acquired through acquisitions, during our last three fiscal years, we opened two de novo branch locations.

We closed five branches during our last three fiscal years as we continued to evaluate opportunities to improve our branch network efficiency, leverage our digital initiatives and further reduce costs. Four of the branches had been acquired, and the closures involved anticipated synergies that resulted in significant cost savings. In 2022, we sold these five former branch locations and three tracts of land that were being held for future branch locations. On January 27, 2023, we completed our previously announced sale of certain assets, deposits and other liabilities associated with our Alice, Texas and Victoria, Texas branch locations to First Community Bank in order to focus more on our core markets. Of the Bank’s entire branch network, these two locations were geographically the most distant from our Louisiana headquarters.

Our principal business is lending to and accepting deposits from individuals and small to medium-sized businesses in our areas of operation. We generate our income principally from interest on loans and, to a lesser extent, our securities investments, as well as from fees charged in connection with our various loan and deposit services. Our principal expenses are interest expense on interest-bearing customer deposits and borrowings, salaries and employee benefits, occupancy costs, data processing and other operating expenses. We measure our performance through our net interest margin, return on average assets, and return on average equity, among other metrics, while seeking to maintain appropriate regulatory leverage and risk-based capital ratios.

For certain GAAP performance measures, see “Certain Performance Indicators” below. We also monitor changes in our tangible equity, tangible assets, tangible book value per share, and our efficiency ratio, shown in the section “Certain Performance Indicators: Non-GAAP Financial Measures” below.

Certain Performance Indicators

	As of and for the years ended December 31,
(In thousands, except share data)	2022	2021(1)	2020(1)	2019(1)	2018
Financial Information
Total assets	$2,753,807	$2,513,203	$2,321,181	$2,148,916	$1,786,469
Total stockholders' equity	215,782	242,598	243,284	241,976	182,262
Net interest income	89,785	83,814	73,534	64,818	57,370
Net income	35,709	8,000	13,889	16,839	13,606
Diluted earnings per share	3.50	0.76	1.27	1.66	1.39

Performance Ratios
Return on average assets	1.37%	0.31%	0.61%	0.85%	0.81%
Return on average equity	15.63	3.22	5.77	8.21	7.68
Net interest margin	3.67	3.53	3.49	3.51	3.61
Dividend payout ratio	10.31	40.26	19.69	13.55	12.09

Capital Ratios
Total equity to total assets	7.84%	9.65%	10.48%	11.26%	10.20%
Tangible equity to tangible assets(2)	6.37	8.04	9.22	9.96	9.20

(1)

Certain performance indicators includes the effect of acquisitions from the date of each acquisition. On March 1, 2019, the Company acquired Mainland Bank, by merger with and into the Bank. On November 1, 2019, the Company acquired Bank of York, by merger with and into the Bank. On February 21, 2020, the Bank acquired two branches from PlainsCapital Bank. On April 1, 2021, the Company acquired Cheaha Financial Group, Inc. and its wholly-owned subsidiary Cheaha Bank, by merger with and into the Company and Bank, respectively.

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

	As of and for the years ended December 31,
	2022	2021	2020	2019	2018
Total stockholders’ equity - GAAP	$215,782	$242,598	$243,284	$241,976	$182,262
Adjustments:
Goodwill	40,088	40,088	28,144	26,132	17,424
Core deposit intangible	2,959	3,848	3,988	4,803	2,263
Trademark intangible	100	100	100	100	100
Tangible equity	$172,635	$198,562	$211,052	$210,941	$162,475

Total assets - GAAP	$2,753,807	$2,513,203	$2,321,181	$2,148,916	$1,786,469
Adjustments:
Goodwill	40,088	40,088	28,144	26,132	17,424
Core deposit intangible	2,959	3,848	3,988	4,803	2,263
Trademark intangible	100	100	100	100	100
Tangible assets	$2,710,660	$2,469,167	$2,288,949	$2,117,881	$1,766,682

Total shares outstanding	9,901,847	10,343,494	10,608,869	11,228,775	9,484,219
Book value per share	$21.79	$23.45	$22.93	$21.55	$19.22
Effect of adjustments	(4.36)	(4.25)	(3.04)	(2.76)	(2.09)
Tangible book value per share	$17.43	$19.20	$19.89	$18.79	$17.13
Total equity to total assets	7.84%	9.65%	10.48%	11.26%	10.20%
Effect of adjustments	(1.47)	(1.61)	(1.26)	(1.30)	(1.00)
Tangible equity to tangible assets	6.37%	8.04%	9.22%	9.96%	9.20%

Efficiency ratio(1)
Noninterest expense	$60,865	$63,062	$57,131	$48,168	$41,882
Net interest income	89,785	83,814	73,534	64,818	57,370
Noninterest income	18,350	12,042	12,096	6,216	4,318
Efficiency ratio	56.29%	65.79%	66.72%	67.81%	67.89%

(1)	Calculated as noninterest expense divided by the sum of net interest income (before provision for loan losses) and noninterest income.

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

For more detailed information about our accounting policies, please refer to Note 1. Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data. The following discussion presents our critical accounting estimates, which are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We believe that the judgments, estimates and assumptions that we use in the preparation of our consolidated financial statements are appropriate.

Allowance for Loan Losses. One of the accounting policies most important to the presentation of our financial statements relates to the allowance for loan losses and the related provision for loan losses. The allowance for loan losses is established as losses are estimated through a provision for loan losses charged to earnings. Through December 31, 2022, the allowance for loan losses is based on the amount that management believes will be adequate to absorb probable losses inherent in the loan portfolio based on, among other things, evaluations of the collectability of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay. Another component of the allowance is losses on loans assessed as impaired under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, Receivables (“ASC 310”). The balance of the loans determined to be impaired under ASC 310 and the related allowance is included in management’s estimation and analysis of the allowance for loan losses. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard (Accounting Standards Update “ASU” 2016-13), referred to as the Current Expected Credit Loss (“CECL”) standard, which became effective for us, as a smaller reporting company, on January 1, 2023. The CECL standard changes the manner in which we account for our allowance for loan losses. Please refer to Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements, in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data for additional discussion.

Acquisition Accounting. We account for our acquisitions under ASC Topic 805,Business Combinations(“ASC 805”), which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, are recorded at fair value (which is discussed below). The excess purchase price over the fair value of net assets acquired is recorded as goodwill. If the fair value of the net assets acquired exceeds the purchase price, a bargain purchase gain is recognized.

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

Through December 31, 2022, the Company accounts for acquired impaired loans under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). An acquired loan is considered impaired when there is evidence of credit deterioration since origination and it is probable at the date of acquisition that we will be unable to collect all contractually required payments. ASC 310-30 prohibits the carryover of an allowance for loan losses for acquired impaired loans. Over the life of the acquired loans, we continually estimate the cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. As of the end of each fiscal quarter, we evaluate the present value of the acquired loans using the effective interest rates. For any increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life, while we recognize a provision for loan loss in the consolidated statement of operations if the cash flows expected to be collected have decreased.

In June 2016, FASB issued a new accounting standard (ASU 2016-13), referred to as the Current Expected Credit Loss (“CECL”) standard, which became effective for us, as a smaller reporting company, on January 1, 2023. The CECL standard changes the manner in which we account for credit losses on purchased financial assets with credit deterioration. Please refer to Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements, in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data for additional discussion.

Overview of Financial Condition and Results of Operations

We recognized record annual net income in 2022. Net income for the year ended December 31, 2022 totaled $35.7 million, or $3.50 per diluted share, compared to $8.0 million, or $0.76 per diluted share, for the year ended December 31, 2021. This represents a $27.7 million, or a 346.4%, increase in net income. Net income increased primarily due to the decrease in provision for loan losses as a result of the $21.6 million impairment charge recorded on one of the Company’s loan relationships connected with Hurricane Ida in the third quarter of 2021. Noninterest income increased $6.3 million, which was driven by a $6.2 million increase in swap termination fee income and $1.4 million in income from insurance proceeds, partially offset by a $2.3 million decrease in gain on call or sale of investment securities. There was a $6.0 million increase in net interest income driven by a $5.8 million increase in interest on investment securities and a $3.1 million increase in interest and fees on loans partially offset by a $3.0 million increase in interest expense driven by a 17 basis point increase in our cost of funds. At December 31, 2022, the Company and the Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under prompt corrective action regulations.

Additional key components of the Company’s performance during the year ended December 31, 2022 are summarized below.

•	Total assets grew to $2.8 billion at December 31, 2022, an increase of 9.6% from $2.5 billion at December 31, 2021.

•	Total loans, net of allowance for loan losses at December 31, 2022 were $2.1 billion, an increase of $229.3 million, or 12.4% compared to $1.9 billion at December 31, 2021.

•

Total deposits were $2.1 billion at December 31, 2022, a decrease of $37.9 million, or 1.8%, compared to deposits of $2.1 billion at December 31, 2021. Noninterest-bearing deposits decreased $4.7 million, or 0.8%, to $580.7 million compared to $585.5 million at December 31, 2021.

•

Net interest income for the year ended December 31, 2022 was $89.8 million, an increase of $6.0 million, or 7.1%, compared to $83.8 million for the year ended December 31, 2021, driven primarily by increases in the volume and yield earned on interest-earning assets partially offset by an increase in the rates paid on interest-bearing liabilities. We experienced pressure on our net interest margin later in 2022 as interest rates rose during the year and we raised rates offered on deposits and incurred higher costs on our borrowings.

•	Our total stockholders’ equity decreased to $215.8 million at December 31, 2022 compared to $242.6 million at December 31, 2021 primarily due to an increase in accumulated other comprehensive loss due to a decrease in the fair value of the Bank’s available for sale securities portfolio, partially offset by net income for fiscal year 2022.

•	Credit quality metrics improved as nonperforming loans were 0.54% of total loans at December 31, 2022 compared to 1.58% at December 31, 2021.

Certain Events That Affect Year-over-Year Comparability

Rising Inflation and Interest Rates. Inflation reached a near 40-year high in late 2021, driven in large part by economic recovery from the ongoing COVID-19 pandemic, and continued to be high during 2022 and into 2023. In response, the Federal Reserve raised interest rates seven times during 2022. During the entirety of 2021, the federal funds target rate was 0% to 0.25%, and it remained at that rate until March 2022. The Federal Reserve made the following changes to the federal funds target rate in 2022:

- On March 16, 2022, the federal funds target rate increased by 25 basis points to 0.25% to 0.50%

- On May 4, 2022, the federal funds target rate increased 50 basis points to 0.75% to 1.00%

- On June 15, 2022, the federal funds target rate increased by 75 basis points to 1.50% to 1.75%

- On July 27, 2022, the federal funds target rate increased by 75 basis points to 2.25% to 2.50%

- On September 21, 2022, the federal funds target rate increased by 75 basis points to 3.00% to 3.25%

- On November 2, 2022, the federal funds target rate increased by 75 basis points to 3.75% to 4.00%

- On December 14, 2022, the federal funds target rate increased by 50 basis points to 4.25% to 4.50%

The Federal Reserve increased the target rate again on February 1, 2023 to 4.50% to 4.75% and one or more further increases are expected during the remainder of 2023.

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

COVID-19 Pandemic. In March 2020, COVID-19 was declared a pandemic by the World Health Organization. Our business has remained open through the pandemic, although it was significantly disrupted in the early stages of the pandemic as we adjusted to various and changing government and voluntary restrictions on activities. The pandemic generally slowed business lending activity from the level we would otherwise have expected, particularly in 2020, except for our participation in the PPP, and created excess liquidity in the market, contributing to increases in our noninterest and interest-bearing demand deposits, and in money market deposit accounts and savings accounts in 2021. We took actions to protect our customers and employees throughout the pandemic, including increasing our remote banking and working options. We recorded an increased provision for loan losses during 2020 as a result of the impact of the pandemic. Market conditions generally improved during 2021 and 2022 compared to 2020, as vaccines became available and government restrictions lessened. For additional information, see Item 1A. Risk Factors, Risks Related to our Business, “The ongoing COVID-19 pandemic, or a similar health crisis, may adversely affect our business, employees, borrowers, depositors, counterparties and third-party service providers.”

Acquisitions. On February 21, 2020, the Bank completed the acquisition and assumption of certain assets, deposits and other liabilities associated with the Alice and Victoria, Texas branch locations of PlainsCapital Bank, a wholly-owned subsidiary of Hilltop Holdings Inc., for an aggregate cash consideration of approximately $11.2 million. The Bank acquired approximately $45.3 million in loans and $37.0 million in deposits. In addition, the Bank acquired substantially all the fixed assets at the branch locations and assumed the leases for the branch facilities. The Company recorded a core deposit intangible and goodwill of $0.2 million and $0.5 million, respectively, related to the acquisition. On January 27, 2023, we completed our previously announced sale of certain assets, deposits and other liabilities associated with these branch locations in order to focus more on our core markets.

On April 1, 2021, the Company completed its acquisition of Cheaha Financial Group, Inc. (“Cheaha”) and its wholly-owned subsidiary, Cheaha Bank, an Alabama state bank headquartered in Oxford, Alabama. All of the issued and outstanding shares of Cheaha were converted into aggregate cash merger consideration of $41.1 million. On the date of the acquisition, Cheaha had total assets with a fair value of $240.8 million, including $120.4 million in loans, assumed $207.0 million in deposits, and served the residents of Calhoun County, Alabama through four branch locations. The Company recorded a core deposit intangible and goodwill of $0.8 million and $11.9 million, respectively, related to the acquisition of Cheaha.

Branches. We closed one branch location in Zachary, Louisiana in 2020. We closed one branch location in Prairieville, Louisiana in April 2021 and one branch location in Dickinson, Texas in October 2021. We closed one branch location in Baton Rouge, Louisiana and one branch location in Westlake, Louisiana in May 2022. We do not expect to open de novo branches during the remainder of 2023. We sold the land and buildings relating to these five locations during 2022. During 2022, we also sold three tracts of land that were held for future branch locations. We plan to consolidate an additional branch located in our Louisiana market in 2023. We continue to evaluate opportunities to reduce our physical branch footprint and further improve efficiency through digital initiatives. During the last three fiscal years, we have opened two de novo branch locations, both in Louisiana, in addition to the branches we acquired through our acquisition activity.

Subordinated Debt Issuance and Redemption. In April 2022, we completed a private placement of $20.0 million in aggregate principal amount of our 5.125% Fixed-to-Floating Subordinated Notes due 2032 (the “2032 Notes”). In June 2022, we used the majority of the proceeds to redeem $18.6 million of our 2017 issuance of 6.00% Fixed-to-Floating Rate Subordinated Notes due 2027 (the “2027 Notes”). We utilized the remaining proceeds for share repurchases and for general corporate purposes.

Discussion and Analysis of Financial Condition

Total assets were $2.8 billion at December 31, 2022, an increase of 9.6% compared to total assets of $2.5 billion at December 31, 2021. The growth experienced since December 31, 2021 can mainly be attributed to organic growth in loans of $232.8 million.

Loans

General. Loans, excluding loans held for sale, constitute our most significant asset, comprising 76% and 74%, of our total assets at December 31, 2022 and 2021, respectively. Loans increased $232.8 million, or 12.4%, to $2.1 billion at December 31, 2022 from $1.9 billion at December 31, 2021.

Beginning in the second quarter of 2020, the Bank has participated as a lender in the PPP as established by the CARES Act. At December 31, 2022, the balance, net of repayments, of the Bank’s PPP loans originated was $1.7 million, compared to $23.3 million at December 31, 2021, and is included in the commercial and industrial loan portfolio. Eighty-seven percent of the total number of PPP loans we have originated have principal balances of $150,000 or less. At December 31, 2022, approximately99% of the total balance of PPP loans originated have been forgiven by the SBA or paid off by the customer.

The table below sets forth the balance of loans outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	December 31,
	2022		2021
		Percentage of		Percentage of
	Amount	Total Loans	Amount	Total Loans
Mortgage loans on real estate
Construction and development	$201,633	9.6%	$203,204	10.9%
1-4 Family	401,377	19.1	364,307	19.4
Multifamily	81,812	3.9	59,570	3.2
Farmland	12,877	0.6	20,128	1.1
Commercial real estate
Owner-occupied	445,148	21.1	460,205	24.6
Nonowner-occupied	513,095	24.4	436,172	23.3
Commercial and industrial	435,093	20.7	310,831	16.6
Consumer	13,732	0.6	17,595	0.9
Total loans	2,104,767	100%	1,872,012	100%
Loans held for sale	—		620
Total gross loans	$2,104,767		$1,872,632

At December 31, 2022, the Company’s total business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $880.2 million, an increase of $109.2 million, or 14.2%, compared to the business lending portfolio of $771.0 million at December 31, 2021. The increase in the business lending portfolio as of December 31, 2022 is primarily driven by increased loan production, particularly in public finance loans, by our Commercial and Industrial Division, partially offset by the forgiveness of PPP loans and a decrease in owner-occupied commercial real estate loans.

Nonowner-occupied loans totaled $513.1 million at December 31, 2022, an increase of $76.9 million, or 17.6% compared to $436.2 million at December 31, 2021, primarily due to organic growth.

Our focus on a relationship-driven banking strategy and hiring of experienced commercial lenders are the primary reasons we experienced our largest organic loan growth in the commercial and industrial loan portfolio. We have increased our emphasis on originating commercial and industrial and commercial real estate loans.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2022 and December 31, 2021, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

The following table sets forth loans outstanding at December 31, 2022, excluding loans held for sale, which, based on remaining scheduled repayments of principal, are due in the periods indicated, as well as the amount of loans with fixed and variable rates in each maturity range. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less.

		After One	After Five	After Ten
	One Year or	Year Through	Years Through	Years Through	After Fifteen
(dollars in thousands)	Less	Five Years	Ten Years	Fifteen Years	Years	Total
Mortgage loans on real estate:
Construction and development	$97,765	$50,271	$29,689	$10,229	$13,679	$201,633
1-4 Family	50,523	73,898	58,875	26,143	191,938	401,377
Multifamily	6,603	61,411	12,237	443	1,118	81,812
Farmland	5,826	4,839	2,212	—	—	12,877
Commercial real estate
Owner-occupied	27,834	90,097	204,710	113,557	8,950	445,148
Nonowner-occupied	31,938	269,193	174,003	37,743	218	513,095
Commercial and industrial	169,481	91,399	103,855	62,287	8,071	435,093
Consumer	3,058	8,864	1,294	348	168	13,732
Total loans	$393,028	$649,972	$586,875	$250,750	$224,142	$2,104,767

Loans with fixed rates:
Mortgage loans on real estate:
Construction and development	$12,195	$49,723	$29,689	$10,229	$13,679	$115,515
1-4 Family	14,451	66,799	58,875	26,143	191,938	358,206
Multifamily	6,303	58,263	5,552	443	1,118	71,679
Farmland	2,860	3,638	2,212	—	—	8,710
Commercial real estate
Owner-occupied	19,772	75,244	162,832	92,636	2,237	352,721
Nonowner-occupied	24,373	249,642	141,039	18,813	218	434,085
Commercial and industrial	40,315	62,914	103,855	62,287	8,071	277,442
Consumer	2,323	8,864	1,294	348	168	12,997
Total loans with fixed rates	$122,592	$575,087	$505,348	$210,899	$217,429	$1,631,355

Loans with variable rates:
Mortgage loans on real estate:
Construction and development	$85,570	$548	$—	$—	$—	$86,118
1-4 Family	36,072	7,099	—	—	—	43,171
Multifamily	300	3,148	6,685	—	—	10,133
Farmland	2,966	1,201	—	—	—	4,167
Commercial real estate
Owner-occupied	8,062	14,853	41,878	20,921	6,713	92,427
Nonowner-occupied	7,565	19,551	32,964	18,930	—	79,010
Commercial and industrial	129,166	28,485	—	—	—	157,651
Consumer	735	—	—	—	—	735
Total loans with variable rates	$270,436	$74,885	$81,527	$39,851	$6,713	$473,412

Loan Deferral Program. In response to the COVID-19 pandemic, beginning in the first quarter of 2020, the Bank offered short-term modifications to borrowers impacted by the pandemic who were current and otherwise not past due. These included short-term modifications of 90 days or less, in the form of deferrals of payment of principal and interest, principal only, or interest only, and fee waivers. As 90-day loan deferrals have expired, most affected customers have returned to their regular payment schedules. In accordance with applicable law and regulatory guidance adopted in response to the pandemic, we have not accounted for such loans as troubled debt restructurings (“TDRs”), nor have we designated them as past due or nonaccrual. The Bank ceased offering loan deferrals related to COVID-19 during the fourth quarter of 2021. At December 31, 2022, no loans remained on deferral, compared to less than $0.2 million at December 31, 2021.

The Bank also instituted a 90-day deferral program for eligible customers who were impacted by Hurricane Ida beginning in the third quarter of 2021. The Bank has provided payment deferrals on approximately $50.0 million of loans. At December 31, 2022, no loans remained on deferral, compared to approximately $2.4 million, or 0.1% of the total loan portfolio, remaining on a 90-day deferral plan related to Hurricane Ida at December 31, 2021.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment as a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowings. Investment securities represented 15% of our total assets and totaled $413.5 million at December 31, 2022, an increase of $47.7 million, or 13.0%, from $365.8 million at December 31, 2021. The increase in investment securities at December 31, 2022 compared to December 31, 2021 resulted from purchases of multiple investment types in our current portfolio, primarily mortgage-backed securities.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	December 31,
	2022		2021
		Percentage of		Percentage of
	Balance	Portfolio	Balance	Portfolio
Obligations of the U.S Treasury and U.S. government agencies and corporations	$29,805	7.2%	$21,268	5.8%
Obligations of state and political subdivisions	23,916	5.8	39,495	10.8
Corporate bonds	29,942	7.2	27,667	7.6
Residential mortgage-backed securities	254,618	61.6	203,249	55.6
Commercial mortgage-backed securities	75,191	18.2	74,085	20.2
Total investment securities	$413,472	100%	$365,764	100%

The investment portfolio consists of available for sale and held to maturity securities. We do not hold any investments classified as trading. We classify debt securities as held to maturity if management has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Securities not classified as held to maturity are classified as available for sale and are stated at fair value. The carrying values of the Company’s available for sale securities are adjusted for unrealized gains or losses as valuation allowances, and any gains or losses are reported on an after-tax basis as a component of other comprehensive loss. Any expected credit loss due to the inability to collect all amounts due according to the security’s contractual terms is recognized as a charge against earnings. Any remaining unrealized loss related to other factors would be recognized in other comprehensive loss, net of taxes. Please refer to Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements, in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data for information regarding our adoption, effective January 1, 2023, of ASU 2016-13, which will impact how we account for our securities portfolio.

Typically, our investment securities are available for sale. There were no purchases of held to maturity securities during the years ended December 31, 2022 and 2021. In the year ended December 31, 2022, we purchased $181.6 million of investment securities, compared to purchases of $255.5 million during the year ended December 31, 2021. Mortgage-backed securities represented 84% and 73% of the available for sale securities we purchased in 2022 and 2021, respectively. Of the remaining securities purchased in 2022 and 2021, 9%, and 18%, respectively, were U.S. Treasury and U.S. government agencies and corporations securities, 5% and 4%, respectively were corporate bonds, and 2% and 5%, respectively, were municipal securities. We only purchase corporate bonds that are investment grade securities issued by seasoned corporations. Due in large part to higher interest rates and market volatility during 2022, at December 31, 2022, unrealized losses in our investment portfolio totaled $62.5 million.

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio as of December 31, 2022 (dollars in thousands).

			After One Year		After Five Years
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of states and political subdivisions	$915	5.88%	$960	5.88%	$3,663	3.59%	$—	—%
Residential mortgage-backed securities	—	—	—	—	—	—	2,767	3.06
Available for sale:
Obligations of the U.S Treasury and U.S. government agencies and corporations	490	2.92	14,999	3.53	14,881	4.84	—	—
Obligations of states and political subdivisions	342	3.14	1,573	2.56	10,257	2.41	8,926	2.77
Corporate bonds	250	5.37	12,176	3.65	17,051	4.25	4,000	2.69
Residential mortgage-backed securities	—	—	—	—	6,349	2.78	292,518	2.26
Commercial mortgage-backed securities	—	—	3,704	2.72	3,555	2.82	76,245	3.07
	$1,997		$33,412		$55,756		$384,456

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.

Premises and Equipment

Bank premises and equipment decreased $8.5 million, or 14.6%, to $49.6 million at December 31, 2022 from $58.1 million at December 31, 2021. The decrease was attributable to the closure of two branches in Louisiana and the sale of three tracts of land that were being held as future branch locations, which decreased bank premises and equipment by $3.2 million and $3.5 million, respectively. Bank premises and equipment increased $1.8 million, or 3.2%, to $58.1 million at December 31, 2021 from $56.3 million at December 31, 2020. The increase was attributable to the acquisition of four branch locations in Calhoun County, Alabama as a result of our acquisition of Cheaha which increased bank premises and equipment by $5.4 million, and was partially offset by the closure of two branches, one in Louisiana and one in Texas, which decreased bank premises and equipment by $2.3 million.

Deferred Tax Asset/Liability

At December 31, 2022, the net deferred tax asset was $16.4 million, compared to net deferred tax assets of $2.2 million and $1.4 million at December 31, 2021 and 2020, respectively. The increase in the deferred tax asset at December 31, 2022 compared to December 31, 2021 was primarily driven by a decrease in the fair value of the Bank’s available for sale securities portfolio. The increase in the deferred tax asset at December 31, 2021 compared to December 31, 2020 was primarily driven by the deferred compensation agreements acquired from Cheaha in April 2021 and a timing difference in recognizing payroll tax expenses.

The Bank acquired net operating loss carryforwards as a result of acquisitions. At December 31, 2022, we held approximately $0.1 million and $0.8 million in net operating loss carryforwards that expire in 2033 and 2039, respectively. U.S. tax law imposes annual limitations under Internal Revenue Code Section 382 on the amount of net operating loss carryforwards that may be used to offset federal taxable income. Under these laws, we may apply up to approximately $0.6 million to offset our taxable income each year. In addition to this limitation, our ability to utilize net operating loss carryforwards depends upon the Company generating taxable income. Given the substantial amount of time before our net operating loss carryforwards begin to expire, we currently expect to utilize these net operating loss carryforwards in full before their expiration.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at December 31, 2022 and 2021 (dollars in thousands).

	December 31,
	2022		2021
		Percentage of		Percentage of
		Total		Total
	Amount	Deposits	Amount	Deposits
Noninterest-bearing demand deposits	$580,741	27.9%	$585,465	27.6%
Interest-bearing demand deposits	565,598	27.1	650,868	30.7
Money market deposit accounts	208,596	10.0	255,501	12.1
Savings accounts	155,176	7.5	180,837	8.5
Time deposits	572,254	27.5	447,595	21.1
Total deposits	$2,082,365	100%	$2,120,266	100%

Total deposits were $2.08 billion at December 31, 2022, a decrease of $37.9 million, or 1.8%, from total deposits of $2.12 billion at December 31, 2021. The increase in time deposits compared to December 31, 2021 is due to increased rates offered to remain competitive in our markets, as we adjusted our strategy in response to the rising interest rate environment after running off higher yielding time deposits through the end of the second quarter of 2022. The decreases in the remaining categories compared to December 31, 2021 are primarily driven by customers drawing down on their existing deposit accounts. During 2021, we experienced large increases in both noninterest and interest-bearing demand deposits, and in money market deposit accounts and savings accounts, primarily driven by reduced spending by consumer and business customers related to the COVID-19 pandemic, and increases in PPP borrowers’ deposit accounts.

The Company had no brokered demand deposits at December 31, 2022 and 2021. Prior to December 31, 2021, the Bank utilized brokered demand deposits to satisfy the borrowings under its interest rate swap agreements due to more favorable pricing. In the third quarter of 2021, we voluntarily terminated multiple swap agreements, the borrowings for which matured in October 2021. During 2022, we voluntarily terminated our remaining interest rate swap agreements.

Estimated uninsured deposits were $701.1 million and $719.8 million at December 31, 2022 and 2021, respectively. The estimates are based on the same methodologies and assumptions used for our regulatory reporting requirements. The insured deposit data for 2022 and 2021 does not reflect an evaluation of all of the account ownership category distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

The following table shows scheduled maturities of time deposits in excess of the FDIC insurance limit of $250,000 at December 31, 2022 and 2021 (dollars in thousands).

	December 31,
Time remaining until maturity:	2022	2021
Three months or less	$63,006	$21,644
Over three months through six months	13,610	16,490
Over six months through twelve months	58,672	25,024
Over twelve months	14,228	14,211
Total	$149,516	$77,369

Borrowings

Total borrowings include securities sold under agreements to repurchase, federal funds purchased, advances from the Federal Home Loan Bank (“FHLB”), unsecured lines of credit with First National Bankers Bank (“FNBB”) and The Independent Bankers Bank (“TIB”) totaling $60.0 million, subordinated debt issued in 2019 and 2022, and junior subordinated debentures assumed through acquisitions.

Our advances from the FHLB were $387.0 million at December 31, 2022, an increase of $308.5 million from FHLB advances of $78.5 million at December 31, 2021. FHLB advances are used to fund increased loan and investment activity that is not funded by deposits or other borrowings. We had no outstanding balances drawn on the unsecured lines of credit at December 31, 2022 or 2021. We had no securities sold under agreements to repurchase at December 31, 2022 compared to $5.8 million at December 31, 2021. Junior subordinated debt of $8.5 million and $8.4 million at December 31, 2022 and 2021, respectively, represents the junior subordinated debentures that we assumed in connection with our acquisitions of Cheaha in 2021, BOJ Bancshares, Inc. in 2017 (“BOJ”), and First Community Bank in 2013.

The average balances and cost of short-term borrowings for the years ended December 31, 2022, 2021 and 2020 are summarized in the table below (dollars in thousands).

	Average Balances			Cost of Short-term Borrowings
	December 31,			December 31,
	2022	2021	2020	2022	2021	2020
Federal funds purchased and other short-term borrowings	$132,703	$3,242	$60,243	3.08%	0.20%	1.15%
Securities sold under agreements to repurchase	1,489	6,081	5,080	0.15	0.21	0.30
Total short-term borrowings	$134,192	$9,323	$65,323	3.05%	0.20%	1.09%

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

Principal and interest on the 2032 Notes are subject to acceleration only in limited circumstances in the case of certain bankruptcy and insolvency-related events. The 2032 Notes are the unsecured, subordinated obligations of the Company and rank junior in right of payment to our current and future senior indebtedness and to our obligations to our general creditors. The 2032 Notes are intended to qualify as Tier 2 capital for regulatory purposes.

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

2027 Notes. On March 24, 2017, the Company issued $18.6 million in aggregate principal amount of its 2027 Notes due March 20, 2027 at 100% of the aggregate principal amount of the 2027 Notes.

From and including the date of issuance, but excluding March 30, 2022, the 2027 Notes bore interest at an initial fixed rate of 6.00% per annum, payable semi-annually. From and including March 30, 2022 and thereafter, the 2027 Notes bore interest at a floating rate equal to the then-current three-month LIBOR (but not less than zero) as calculated on each applicable date of determination, plus 3.945%, payable quarterly.

The Company could, beginning with the interest payment date of March 30, 2022, and on any interest payment date thereafter, redeem the 2027 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The 2027 Notes were structured to qualify as Tier 2 capital for regulatory capital purposes.

In June 2022, we redeemed the 2027 Notes in full in accordance with their terms at a redemption price equal to 100% of the outstanding principal balance plus accrued and unpaid interest up to but excluding the June 30, 2022 redemption date (“Redemption Date”) . The aggregate redemption price, excluding accrued interest, totaled $18.6 million. Interest on the 2027 Notes no longer accrued on or after the Redemption Date.

Stockholders’ Equity

Stockholders’ equity was $215.8 million at December 31, 2022, a decrease of $26.8 million, or 11.1%, compared to December 31, 2021. The decrease in stockholders’ equity is primarily attributable to an increase in accumulated other comprehensive loss due to a decrease in the fair value of the Bank’s AFS securities portfolio, partially offset by net income for fiscal year 2022.

Results of Operations

Performance Summary

2022 vs. 2021. For the year ended December 31, 2022, net income was $35.7 million, or $3.54 per basic common share and $3.50 per diluted common share, compared to net income of $8.0 million, or $0.77 per basic common share and $0.76 per diluted common share, for the year ended December 31, 2021. The primary driver of the increase in net income is related to a decrease in provision for loan losses due to the $21.6 million impairment charge recorded during the third quarter of 2021 as a result of Hurricane Ida. As shown on the consolidated statement of income for the year ended December 31, 2022, a provision for loan losses of $2.9 million was recorded, compared to a provision for loan losses of $22.9 million for the year ended December 31, 2021. We had record annual net income in 2022 primarily as a result of increases in interest income and noninterest income as well as a decrease in noninterest expense compared to 2021. Return on average assets increased to 1.37% for the year ended December 31, 2022 from 0.31% for the year ended December 31, 2021. Return on average equity was 15.63% for the year ended December 31, 2022 compared to 3.22% for the year ended December 31, 2021. The increase in both return on average assets and return on average equity is mainly attributable to the $27.7 million increase in net income.

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

The primary factors affecting net interest margin are changes in interest rates, competition, and the shape of the interest rate yield curve. The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. On March 3, 2020, the Federal Reserve lowered the federal funds target rate to 1.00% to 1.25%, which the Federal Reserve stated was in response to the evolving risks to economic activity posed by the coronavirus. In a measure aimed at lessening the economic impact of COVID-19, the Federal Reserve reduced the federal funds target rate to 0% to 0.25% on March 16, 2020, where it remained until March 2022 when the Federal Reserve began increasing the federal funds target rate a total of seven times during 2022 to 4.25% to 4.50% as discussed in Certain Events That Affect Year-over-Year Comparability – Rising Inflation and Interest Rates.

2022 vs. 2021. Net interest income increased 7.1% to $89.8 million for the year ended December 31, 2022 from $83.8 million for the same period in 2021. Net interest margin was 3.67% for the year ended December 31, 2022, an increase of 14 basis points from 3.53% for the year ended December 31, 2021. The increase in net interest income resulted primarily from increases in both the volume of interest-earning assets and the yield earned on those assets, primarily in our investment securities portfolio and to a lesser extent our loan portfolio, and a decrease in the volume of interest-bearing liabilities, partially offset by an increase in the rates paid on interest-bearing liabilities. For the year ended December 31, 2022, average loans and average investment securities increased approximately $35.2 million and $165.3 million, respectively, while average interest-bearing deposits decreased approximately $110.1 million. The increase in average loans is primarily driven by organic growth, and the increase in average investment securities is driven by purchases of investment securities. The decrease in the average balance of interest-bearing deposits was driven by a decrease in the average balance of brokered demand deposits due to the timing of terminations of our interest rate swap agreements and a decrease in the average balance of time deposits due to management's strategy to run off higher yielding time deposits through the end of the second quarter of 2022. Average short-term borrowings increased approximately $124.9 million compared to the same period in 2021 as we utilized advances from the FHLB to fund loan growth and investment activity. Our yield on interest-earning assets increased as did our rate paid on interest-bearing liabilities primarily as a result of the overall increase in prevailing interest rates.

Although our net interest margin increased from 2021 to 2022, we experienced margin pressure later in 2022. During 2022, as we raised rates offered on deposits and incurred higher costs on our borrowings, comparing the three months ended December 30, 2021 and the three months ended December 31, 2022, respectively, our yield on interest-earning assets increased from 3.95% to 4.57% while the cost of our total interest-bearing liabilities increased from 0.52% to 1.45%, producing a seven basis point decrease in our net interest margin from 3.57% to 3.50%. We may experience additional pressure on our net interest margin during 2023 if our cost of funds increases faster than the yield on our interest-earning assets.

Interest income was $104.6 million for the year ended December 31, 2022 compared to $95.5 million for the same period in 2021. Loan interest income made up substantially all of our interest income for the years ended December 31, 2022 and 2021, although interest on investment securities contributed 9.8% of interest income for the year ended December 31, 2022 compared to 4.7% for the same period in 2021. Interest on our commercial real estate loans, commercial and industrial loans, and 1-4 family residential real estate loans constituted the three largest components of our loan interest income for the years ended December 31, 2022 and 2021 at 84% and 83% of total interest income on loans, respectively. The overall yield on interest-earning assets increased 26 basis points to 4.28% for the year ended December 31, 2022 compared to 4.02% for the same period in 2021. The loan portfolio yielded 4.82% for the year ended December 31, 2022 compared to 4.74% for the year ended December 31, 2021. The increase in yield on our loan portfolio was driven primarily by higher yields on commercial real estate loans and 1-4 family residential real estate loans. In addition, the yield on the investment portfolio was 2.23% for the year ended December 31, 2022 compared to 1.52% for the year ended December 31, 2021.

Interest expense was $14.8 million for the year ended December 31, 2022, an increase of $3.1 million compared to interest expense of $11.7 million for the year ended December 31, 2021. The increase in interest expense is primarily attributable to the increase in the rates paid for interest-bearing liabilities, primarily short-term borrowings, partially offset by the decrease in the volume of interest-bearing liabilities for the year ended December 31, 2022 compared to December 31, 2021. For the year ended December 31, 2022, the cost of short-term borrowings increased 285 basis points to 3.05% due to an increase in the federal funds target rate. As previously discussed, the federal funds target rate increased from 0% to 0.25% to 4.25% to 4.50% during 2022, which affects the rate the Company pays for immediately available overnight funds, long-term borrowings, and deposits. For the year ended December 31, 2022, the cost of interest-bearing deposits decreased four basis points to 0.42% and the cost of interest-bearing liabilities increased 17 basis points to 0.84% compared to the same period in 2021.

2021 vs. 2020. For a detailed discussion of our net interest income and net interest margin performance for 2021 compared to 2020, see our annual report on Form 10-K for the year ended December 31, 2021, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Interest Income and Net Interest Margin –2021 vs. 2020, and – Volume/Rate Analysis.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category as of and for the years ended December 31, 2022, 2021 and 2020. Averages presented below are daily averages (dollars in thousands).

	As of and for the years ended December 31,
	2022			2021			2020
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense(1)	Rate(1)	Balance	Expense(1)	Rate(1)	Balance	Expense(1)	Rate(1)
Assets
Interest-earning assets:
Loans	$1,937,255	$93,373	4.82%	$1,902,070	$90,230	4.74%	$1,786,302	$87,365	4.89%
Securities:
Taxable	442,767	9,796	2.21	275,963	3,948	1.43	255,405	4,927	1.93
Tax-exempt	18,746	482	2.57	20,259	552	2.73	25,024	686	2.74
Interest-earning balances with banks	45,542	918	2.02	176,349	812	0.46	42,852	816	1.90
Total interest-earning assets	2,444,310	104,569	4.28	2,374,641	95,542	4.02	2,109,583	93,794	4.45
Cash and due from banks	34,327			39,262			27,768
Intangible assets	43,588			41,299			32,190
Other assets	103,711			138,096			119,994
Allowance for loan losses	(22,093)			(20,704)			(15,272)
Total assets	$2,603,843			$2,572,594			$2,274,263
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$900,405	$2,411	0.27%	$858,660	$2,398	0.28%	$612,000	$3,535	0.58%
Brokered demand deposits	1,773	7	0.42	77,432	715	0.92	20,308	177	0.87
Savings deposits	173,460	79	0.05	168,194	247	0.15	129,211	401	0.31
Time deposits	427,498	3,753	0.88	508,954	4,127	0.81	640,549	11,263	1.76
Total interest-bearing deposits	1,503,136	6,250	0.42	1,613,240	7,487	0.46	1,402,068	15,376	1.10
Short-term borrowings(2)	134,192	4,093	3.05	9,323	19	0.20	65,323	710	1.09
Long-term debt	127,288	4,441	3.49	129,318	4,222	3.26	128,163	4,174	3.26
Total interest-bearing liabilities	1,764,616	14,784	0.84	1,751,881	11,728	0.67	1,595,554	20,260	1.27
Noninterest-bearing demand deposits	600,286			553,083			418,240
Other liabilities	10,425			18,852			19,805
Stockholders’ equity	228,516			248,778			240,664
Total liabilities and stockholders’ equity	$2,603,843			$2,572,594			$2,274,263
Net interest income/net interest margin		$89,785	3.67%		$83,814	3.53%		$73,534	3.49%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

Nonaccrual loans were included in the computation of average loan balances but carry a zero yield. The yields include the effect of loan fees of $3.6 million, $3.0 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, and discounts and premiums that are amortized or accreted to interest income or expense.

Volume/Rate Analysis. The following tables set forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the year ended December 31, 2022 compared to the year ended December 31, 2021 and the year ended December 31, 2021 compared to the year ended December 31, 2020 (dollars in thousands).

	Year ended December 31, 2022 vs.
	Year ended December 31, 2021
	Volume	Rate	Net(1)
Interest income:
Loans	$1,669	$1,474	$3,143
Securities:
Taxable	2,386	3,462	5,848
Tax-exempt	(41)	(29)	(70)
Interest-earning balances with banks	(602)	708	106
Total interest-earning assets	3,412	5,615	9,027
Interest expense:
Interest-bearing demand deposits	117	(104)	13
Brokered demand deposits	(699)	(9)	(708)
Savings deposits	8	(176)	(168)
Time deposits	(661)	287	(374)
Short-term borrowings	255	3,819	4,074
Long-term debt	(66)	285	219
Total interest-bearing liabilities	(1,046)	4,102	3,056
Change in net interest income	$4,458	$1,513	$5,971

	Year ended December 31, 2021 vs.
	Year ended December 31, 2020
	Volume	Rate	Net(1)
Interest income:
Loans	$5,662	$(2,797)	$2,865
Securities:
Taxable	397	(1,376)	(979)
Tax-exempt	(131)	(3)	(134)
Interest-earning balances with banks	2,540	(2,544)	(4)
Total interest-earning assets	8,468	(6,720)	1,748
Interest expense:
Interest-bearing demand deposits	1,425	(2,562)	(1,137)
Brokered demand deposits	496	42	538
Savings deposits	121	(275)	(154)
Time deposits	(2,314)	(4,822)	(7,136)
Short-term borrowings	(609)	(82)	(691)
Long-term debt	38	10	48
Total interest-bearing liabilities	(843)	(7,689)	(8,532)
Change in net interest income	$9,311	$969	$10,280

(1)	Changes in interest due to both volume and rate have been allocated on a pro-rata basis using the absolute ratio value of amounts calculated.

Noninterest Income

Noninterest income includes, among other things, service charges on deposit accounts, gain on call or sale of investment securities, gains and losses on sales or dispositions of fixed assets and other real estate owned, swap termination fee income, servicing fees and fee income on serviced loans, interchange fees, income from bank owned life insurance, changes in the fair value of equity securities, and income from insurance proceeds. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.

2022 vs. 2021. Total noninterest income increased $6.3 million, or 52.4%, to $18.4 million for the year ended December 31, 2022 compared to $12.0 million for the year ended December 31, 2021. The increase is primarily due to a $6.2 million increase in swap termination fee income, a $1.4 million increase in income from insurance proceeds, and a $0.7 million increase in service charges on deposit accounts, which were partially offset by $2.3 million decrease in gain on call or sale of investment securities.

Service charges on deposit accounts include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item charges, overdraft fees, and treasury management charges. Service charges on deposit accounts increased 27.6% to $3.1 million for the year ended December 31, 2022 compared to $2.4 million for the same period in 2021.

There was de minimis gain on call or sale of investment securities for the year ended December 31, 2022 compared to $2.3 million for the same period in 2021. We did not sell securities during the year ended December 31, 2022 compared to sales of $137.8 million during the year ended December 31, 2021.

Loss on sale or disposition of fixed assets for the year ended December 31, 2022 decreased to $0.3 million from $0.4 million for the year ended December 31, 2021. During 2022, a loss on sale or disposition of fixed assets of $0.5 million was recorded as a result of the Bank closing two branches in Louisiana, which was partially offset by a gain on sale or disposition of fixed assets as a result of the sale of three tracts of land that were being held for future branch locations. During 2021, the loss on sale or disposition of fixed assets was recorded when the Bank reclassified two branch locations that were closed in 2021, totaling $1.9 million, to other real estate owned.

Swap termination fee income increased to $8.1 million for the year ended December 31, 2022, compared to $1.8 million for the year ended December 31, 2021. Swap termination fee income was recorded when we voluntarily terminated a number of our interest rate swap agreements during the first and second quarters of 2022 and at the end of the third quarter of 2021.

There was de minimis gain on sale of loans for the year ended December 31, 2022, compared to $0.2 million for the year ended December 31, 2021. When the Bank acquired Cheaha on April 1, 2021, it acquired a secondary mortgage loan group that originates mortgage loans for sale.

Servicing fees and fee income on serviced loans decreased $0.1 million, or 63.7%, to $0.1 million, for the year ended December 31, 2022. This decrease is a result of the Bank exiting the indirect auto loan origination business at the end of 2015. Since the Bank did not originate auto loans for sale during the years ended December 31, 2022 and 2021, the servicing portfolio, which experienced regularly scheduled paydowns, was not replaced with new loans. We expect servicing fees and fee income on serviced loans to decrease over time until all serviced loans are paid off.

Interchange fees, which are fees earned on the usage of the Bank’s credit and debit cards, increased $0.1 million, or 6.0%, to $2.0 million for year ended December 31, 2022 from $1.9 million for the year ended December 31, 2021. The increase in interchange fees can primarily be attributed to the increase in the volume of debit and credit card transactions.

Income from bank owned life insurance increased $0.2 million to $1.3 million for the year ended December 31, 2022 from $1.1 million for the year ended December 31, 2021. This increase reflects increased interest earned on the Company’s bank owned life insurance policies.

Income from insurance proceeds totaled $1.4 million for the year ended December 31, 2022. Nontaxable income related to an insurance policy for the former chief financial officer of the Company and the Bank of $1.4 million was recorded during the fourth quarter of 2022.

Other operating income includes, among other things, credit card, ATM and wire fees, derivative fee income, changes in the net asset value of other investments and rental income. The $0.5 million increase in other operating income for the year ended December 31, 2022 is primarily attributable to a $0.3 million increase in the net asset value of other investments, which represents unrealized net gains on investments in Small Business Investment Company qualified funds and other investment funds, a $0.1 million increase in derivative fee income, and a $0.1 million increase in credit card fees compared to the year ended December 31, 2021.

2021 vs. 2020. For a detailed discussion of our noninterest income for 2021 compared to 2020, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Noninterest Income – 2021 vs. 2020 in our annual report on Form 10-K for the year ended December 31, 2021.

Noninterest Expense

Noninterest expense includes salaries and employee benefits and other costs associated with the conduct of our operations. We are committed to managing our costs within the framework of our operating strategy. However, since we are focused on growth both organically and through acquisition, we expect our expenses to increase as we grow. Our goal is to create synergies promptly after completing an acquisition, as this is important to our earnings success.

2022 vs. 2021. Total noninterest expense was $60.9 million for the year ended December 31, 2022, a decrease of $2.2 million, or 3.5%, from $63.1 million for the year ended December 31, 2021. This decrease was primarily driven by the decreases in salaries and employee benefits, acquisition expense, and depreciation and amortization.

Salaries and employee benefits decreased $0.6 million, or 1.6%, to $35.0 million for the year ended December 31, 2022, compared to $35.5 million for the year ended December 31, 2021. The decrease in salaries and employee benefits is mainly attributable to a decrease in health insurance claims and an increase in the employee retention credit (“ERC”), partially offset by an increase in severance due to the separation agreement with the former chief financial officer of the Company and the Bank. Included in salaries and employee benefits for the years ended December 31, 2022 and 2021 are $2.3 million and $1.9 million, respectively, of ERCs which were recognized as credits to payroll taxes. Please refer to Note 1. Summary of Significant Accounting Policies – Employee Retention Credit, in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data for additional discussion regarding the ERCs. As of December 31, 2022, we had 331 full-time and seven part-time employees, compared to 339 full-time and four part-time employees as of December 31, 2021.

Depreciation and amortization decreased $0.6 million, or 11.1%, to $4.4 million for the year ended December 31, 2022, compared to $5.0 million for the year ended December 31, 2021. The decrease in depreciation and amortization is primarily driven by the closure of two branch locations during 2022 and two branch locations during 2021.

Data processing increased $0.5 million, or 15.7%, to $3.6 million for the year ended December 31, 2022 from $3.1 million for the same period in 2021. The increase is mainly attributable to the Bank’s investments in multiple technology enhancements for our customers as well as an increase in customers due to organic growth and growth from the acquisition of Cheaha in April 2021.

We did not incur any acquisition expense for the year ended December 31, 2022, compared to $2.4 million for the year ended December 31, 2021. We did not complete any acquisitions in 2022. For the year ended December 31, 2021, acquisition expense resulted from costs related to the acquisition of Cheaha in April 2021.

Occupancy expense increased $0.2 million, or 5.9% to $2.9 million for the year ended December 31, 2022 from $2.8 million for the year ended December 31, 2021. This increase is primarily attributable to increases in utilities and real property taxes for our branch facilities, including the additional four branch locations acquired as part of the acquisition of Cheaha in April 2021.

Other operating expenses include security, business development, FDIC and OCC assessments, bank shares and property taxes, collection and repossession, charitable contributions, repair and maintenance costs, personnel training and development, filing fees, and other costs related to the operation of our business. Other operating expenses increased $0.3 million, or 2.5%, to $12.7 million for the year ended December 31, 2022 from $12.4 million for the year ended December 31, 2021. The increase in other operating expenses was primarily due to an increase in collection and repossession expenses, the majority of which is related to one impaired loan relationship impacted by Hurricane Ida, partially offset by decreases in provision for unfunded loan commitments and telephone expense.

2021 vs. 2020. For a detailed discussion of our noninterest expense for 2021 compared to 2020, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Noninterest Expense – 2021 vs. 2020 in our annual report on Form 10-K for the year ended December 31, 2021.

Income Tax Expense

Income tax expense for the years ended December 31, 2022, 2021 and 2020 was $8.6 million, $1.9 million, and $3.5 million, respectively. The effective tax rates for the years ended December 31, 2022, 2021 and 2020 were 19.5%, 19.3%, and 19.9%, respectively. The effective tax rate differs from the statutory rate of 21% primarily due to nontaxable income from insurance proceeds and tax-exempt interest income earned on certain loans, investment securities and bank owned life insurance.

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

At December 31, 2022 and December 31, 2021, there were no loans classified as loss, while there were $0.2 million and $0.7 million, respectively, of loans classified as doubtful, $15.0 million and $46.8 million, respectively, of loans classified as substandard, and $12.8 million and $7.3 million, respectively, of loans classified as special mention as of such dates. Of our aggregate $28.0 million and $54.8 million doubtful, substandard and special mention loans at December 31, 2022 and December 31, 2021, respectively, $4.7 million and $8.6 million, respectively, were acquired and marked to fair value at the time of their acquisition.

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

Allowance for Loan Losses. Through December 31, 2022, the allowance for loan losses is an amount that management believes will be adequate to absorb probable losses inherent in the entire loan portfolio. The appropriate level of the allowance is based on an ongoing analysis of the loan portfolio and represents an amount that management deems adequate to provide for inherent losses, including collective impairment as recognized under ASC Topic 450, Contingencies. Collective impairment is calculated based on loans grouped by grade. Another component of the allowance is losses on loans assessed as impaired under ASC 310. The balance of these loans and their related allowance is included in management’s estimation and analysis of the allowance for loan losses. Other considerations in establishing the allowance for loan losses include the nature and volume of the loan portfolio, overall portfolio quality, historical loan loss, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay, as well as trends within each of these factors. The allowance for loan losses is established after input from management as well as our risk management department and our special assets committee. We evaluate the adequacy of the allowance for loan losses on a quarterly basis. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses was $24.4 million at December 31, 2022, an increase compared to $20.9 million at December 31, 2021 and $20.4 million at December 31, 2020. The primary reason for the increase in the allowance for loan losses at December 31, 2022 and 2021 compared to December 31, 2020 is increased loan loss provisioning to reflect our organic loan growth. Please refer to Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements, in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data for information regarding our adoption, effective January 1, 2023, of ASU 2016-13, which will impact how we account for our loan allowance and for loans acquired with more than insignificant impairment.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Determination of impairment is treated the same across all classes of loans. Impairment is measured on a loan-by-loan basis for, among others, all loans of $500,000 or greater, nonaccrual loans and a sample of loans between $250,000 and $500,000. When we identify a loan as impaired, we measure the extent of the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loans is the operation or liquidation of the collateral. In these cases when foreclosure is probable, we use the current fair value of the collateral, less selling costs, instead of discounted cash flows. For real estate collateral, the fair value of the collateral is based upon a recent appraisal by a qualified and licensed appraiser. If we determine that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premiums or discounts), we recognize impairment through an allowance estimate or a charge-off recorded against the allowance. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual, contractual interest is credited to interest income when received, under the cash basis method.

Impaired loans at December 31, 2022, which include all TDRs and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses, were $10.4 million compared to $32.8 million at December 31, 2021, and $19.2 million at December 31, 2020. At December 31, 2022 and December 31, 2021, $0.3 million and $0.6 million, respectively, of the allowance for loan losses were specifically allocated to impaired loans, while $0.2 million of the allowance was specifically allocated to such loans at December 31, 2020. The decrease in impaired loans at December 31, 2022 compared to December 31, 2021 was driven by a large paydown on the loan relationship for which we recorded a $21.6 million impairment in 2021, as discussed in Certain Events That Affect Year-over-Year Comparability – Hurricane Ida. Many of the loans comprising the total relationship were placed on nonaccrual following the impairment.

The provision for loan losses is a charge to income in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. For the years ended December 31, 2022, 2021 and 2020, the provision for loan losses was $2.9 million, $22.9 million, and $11.2 million, respectively. The provision for loan losses for the year ended December 31, 2022 reflects provisioning related to our organic loan growth. The provision for loan losses for the year ended December 31, 2021 includes a $21.6 million impairment charge related to one loan relationship impacted by Hurricane Ida, as discussed in Certain Events That Affect Year-over-Year Comparability – Hurricane Ida. Additional provision for loan losses was recorded in the year ended December 31, 2020 primarily as a result of the deterioration of market conditions which were adversely affected by the COVID-19 pandemic.

Acquired loans that are accounted for under ASC 310-30 were marked to market on the date we acquired the loans to values which, in management’s opinion, reflected the estimated future cash flows, based on the facts and circumstances surrounding each respective loan at the date of acquisition. If future cash flows are not reasonably estimable, the Company accounts for the acquired loans using the cash basis method. We continually monitor these loans as part of our normal credit review and monitoring procedures for changes in the estimated future cash flows. ASC 310-30 does not permit carry over or recognition of an allowance for loan losses. We did not increase the allowance for loan losses for loans accounted for under ASC 310-30 during 2022 or 2021. In 2020, one acquired loan accounted for under ASC 310-30 required a specific reserve of $0.2 million, which was charged to provision for loan losses.

The following table presents the allocation of the allowance for loan losses by loan category as of the dates indicated (dollars in thousands).

	December 31,
	2022		2021		2020
	Allowance for Loan Losses	% of Loans in each Category to Total Loans	Allowance for Loan Losses	% of Loans in each Category to Total Loans	Allowance for Loan Losses	% of Loans in each Category to Total Loans
Mortgage loans on real estate:
Construction and development	$2,555	9.6%	$2,347	10.9%	$2,375	11.1%
1-4 Family	3,917	19.1	3,337	19.4	3,370	18.2
Multifamily	999	3.9	673	3.2	589	3.3
Farmland	113	0.6	383	1.1	435	1.4
Commercial real estate	10,718	45.5	9,354	47.9	8,496	43.7
Commercial and industrial	5,743	20.7	4,411	16.6	4,558	21.2
Consumer	319	0.6	354	0.9	540	1.1
Total	$24,364	100%	$20,859	100%	$20,363	100%

The following table presents the amount of the allowance for loan losses allocated to each loan category as a percentage of total loans as of the dates indicated (dollars in thousands).

	December 31,
	2022	2021	2020
Mortgage loans on real estate:
Construction and development	0.12%	0.12%	0.13%
1-4 Family	0.18	0.18	0.18
Multifamily	0.05	0.04	0.03
Farmland	0.01	0.02	0.02
Commercial real estate	0.51	0.50	0.46
Commercial and industrial	0.27	0.23	0.25
Consumer	0.02	0.02	0.02
Total	1.16%	1.11%	1.09%

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

The table below reflects the activity in the allowance for loan losses and key ratios for the periods indicated (dollars in thousands).

	Years ended December 31,
	2022	2021	2020
Allowance at beginning of period	$20,859	$20,363	$10,700
Provision for loan losses	2,922	22,885	11,160
Net recoveries (charge-offs)	583	(22,389)	(1,497)
Allowance at end of period	$24,364	$20,859	$20,363
Total loans - period end	2,104,767	1,872,012	1,860,318
Nonaccrual loans - period end	9,986	29,495	13,506

Key Ratios:
Allowance for loan losses to total loans - period end	1.16%	1.11%	1.09%
Allowance for loan losses to nonaccrual loans - period end	244%	71%	151%
Nonaccrual loans to total loans - period end	0.47%	1.58%	0.73%

The allowance for loan losses to total loans increased to 1.16% at December 31, 2022 compared to 1.11% at December 31, 2021 while the allowance for loan losses to nonaccrual loans ratio increased to 244% at December 31, 2022 from 71% at December 31, 2021. The increase in the allowance for loan losses to total loans at December 31, 2022 is primarily due to the increase in the allowance for loan losses compared to December 31, 2021. The increase in the allowance for loan losses to nonaccrual loans is due to the decrease in nonaccrual loans primarily due to large paydowns on one loan relationship impacted by Hurricane Ida. Nonaccrual loans were $10.0 million, or 0.47% of total loans, at December 31, 2022, a decrease of $19.5 million compared to $29.5 million, or 1.58% of total loans, at December 31, 2021.

The following table presents the allocation of net (charge offs) recoveries by loan category for the periods indicated (dollars in thousands).

	Years ended December 31,
	2022			2021			2020
	Net (Charge-offs) Recoveries	Average Balance	Ratio of Net Charge-offs to Average Loans	Net (Charge-offs) Recoveries	Average Balance	Ratio of Net Charge-offs to Average Loans	Net (Charge-offs) Recoveries	Average Balance	Ratio of Net Charge-offs to Average Loans
Mortgage loans on real estate:
Construction and development	$48	$210,160	(0.02)%	$(247)	$211,230	0.12%	$47	$193,764	(0.02)%
1-4 Family	103	380,481	(0.03)	(156)	354,748	0.04	(99)	327,521	0.03
Multifamily	—	56,665	—	—	60,327	—	—	58,664	—
Farmland	13	15,837	(0.08)	(13)	23,128	0.06	—	27,821	—
Commercial real estate	33	901,422	(0.00)	(10,274)	869,098	1.18	(43)	785,431	0.01
Commercial and industrial	535	357,837	(0.15)	(11,641)	362,483	3.21	(1,145)	368,239	0.31
Consumer	(149)	14,853	1.00	(58)	21,056	0.28	(257)	24,862	1.03
Total	$583	$1,937,255	(0.03)%	$(22,389)	$1,902,070	1.18%	$(1,497)	$1,786,302	0.08%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses. Net recoveries for the year ended December 31, 2022 were $0.6 million, or 0.03% of the average loan balance. Net charge-offs for the years ended December 31, 2021 and 2020 were $22.4 million and $1.5 million respectively, equal to 1.18% and 0.08%, of the average loan balance for the respective periods. Net recoveries for the year ended December 31, 2022, were primarily driven by one $0.9 million recovery on a commercial and industrial loan relationship. The net recoveries in 2022 compared to the net charge-offs in 2021 was primarily due to charge-offs of $21.6 million in the third quarter of 2021 due to the impairment charge related to one loan relationship impacted by Hurricane Ida. Commercial and industrial loans and commercial real estate loans were the categories affected. For the year ended December 31, 2020, the largest category of charge-offs was commercial and industrial loans.

Management believes the allowance for loan losses at December 31, 2022 was sufficient to provide adequate protection against losses in our portfolio based on the accounting standards in effect at the time. However, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to the scope and duration of the COVID-19 pandemic and its continued influence on the economy, higher inflation and interest rates than anticipated, other unanticipated adverse changes in the economy, or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events. Effective January 1, 2023, we adopted ASU 2016-13, which uses a Current Expected Credit Loss (“CECL”) accounting standard for the loan allowance. The CECL methodology requires that lifetime “expected credit losses” be recorded at the time the financial asset is originated or acquired, and be adjusted each period for changes in expected lifetime credit losses. The CECL methodology replaces multiple prior impairment models under U.S. GAAP that generally required that a loss be “incurred” before it was recognized, and represents a significant change from prior U.S. GAAP. Please refer to Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements, in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data for information regarding our adoption, effective January 1, 2023, of ASU 2016-13, which will impact how we account for our loan allowance and for loans acquired with more than insignificant impairment.

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

There were 20 credits classified as TDRs at December 31, 2022 that totaled approximately $3.0 million, compared to 29 credits totaling $10.5 million at December 31, 2021. Twelve of the restructured loans were considered TDRs due to modification of terms through adjustments to maturity, four of the restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, three restructured loans were considered TDRs due to principal payment forbearance paying interest only for a specified period of time, and one restructured loan was considered a TDR due to principal and interest payment forbearance.

At  December 31, 2022 and 2021, none of the TDRs were in default of their modified terms and included in nonaccrual loans. At  December 31, 2022 and 2021, there were no available balances on loans classified as TDRs that the Company was committed to lend. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure, as well as any properties owned by the Company that are not intended to be used to carry out its operations. These properties are carried at the lower of cost or fair market value based on appraised value less estimated selling costs. Losses arising at the time of foreclosure of properties are charged against the allowance for loan losses. Other real estate owned with a cost basis of $5.8 million and $0.9 million was sold during the years ended December 31, 2022 and 2021, respectively, resulting in a net gain of $9,000 and a net loss of $5,000 for the respective periods, compared to a cost basis of $0.1 million and a net gain of $12,000 for the year ended December 31, 2020.

The following table provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	December 31, 2022	December 31, 2021
1-4 Family	$682	$168
Commercial real estate	—	2,485
Total other real estate owned	$682	$2,653

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Balance, beginning of period	$2,653	$663
Additions	3,327	1,023
Transfers from bank premises and equipment	525	1,850
Sales of other real estate owned	(5,823)	(883)
Balance, end of period	$682	$2,653

Please refer to Note 5. Other Real Estate Owned, in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data for additional information.

Impact of Inflation. Inflation reached a near 40-year high in late 2021 primarily due to effects of the ongoing pandemic and continued rising through June 2022. Since June 2022, the rate of inflation has decelerated; however, it has remained at historically high levels through March 2023. When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, this could impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for loan losses resulting from a possible increased default rate. Inflation may lead to lower loan re-financings. Inflation may also increase the costs of goods and services we purchase, including the costs of salaries and benefits. In response to higher inflation, the Federal Reserve increased the federal funds target rate during 2022 as discussed in Certain Events That Affect Year-over-Year Comparability – Rising Inflation and Interest Rates. In February 2023, the Federal Reserve increased the federal funds target rate by 25 basis points to 4.50% to 4.75%, and one or more further increases are expected during the remainder of 2023. For additional information, see Interest Rate Risk below, and Item 1A. Risk Factors – Risks Related to our Business – Changes in interest rates could have an adverse effect on our profitability and Inflation and rising prices may continue to adversely affect our results of operations and financial condition.

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, four to six months, seven to twelve months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At December 31, 2022, the Bank was within the policy guidelines for asset/liability management.

The following table depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels for the periods presented.

As of December 31, 2022
Estimated
Changes in Interest Rates	Increase/Decrease in
(in basis points)	Net Interest Income(1)
+300	(11.7)%
+200	(7.9)%
+100	(3.7)%
-100	2.1%

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At December 31, 2022 and 2021, 70% and 81% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. Some securities are pledged to secure certain deposit types or short-term borrowings (such as FHLB advances), which impacts their liquidity. At December 31, 2022, securities with a carrying value of $165.7 million were pledged to secure deposits or borrowings, compared to $118.2 million in pledged securities at December 31, 2021.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2022, the balance of our outstanding advances with the FHLB was $387.0 million, an increase from $78.5 million at December 31, 2021. The total amount of the remaining credit available to us from the FHLB at December 31, 2022 was $533.1 million. At December 31, 2022, our FHLB borrowings were collateralized by approximately $930.1 million of the Company’s loan portfolio and $0.6 million of the Company’s investment securities.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by U.S. Treasury and U.S. agency securities. We had no repurchase agreements outstanding at December 31, 2022, compared to $5.8 million at December 31, 2021.

We maintain unsecured lines of credit with FNBB and TIB totaling $60.0 million. These lines of credit are federal funds lines of credit and are used for overnight borrowing only. There were no outstanding balances on our unsecured lines of credit at December 31, 2022 or 2021.

In addition, at  December 31, 2022 and 2021 we had  $45.0 million and  $43.6 million in aggregate principal amount of subordinated debt outstanding, respectively. For additional information, see Note 11. Subordinated Debt Securities in the Notes to Consolidated Financial Statements contained in  Item 8. Financial Statements and Supplementary  Data and see  Discussion and Analysis of Financial Condition –  Borrowings above.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. During the years ended December 31, 2022 and 2021, due to more favorable pricing, we used brokered demand deposits to satisfy borrowings under certain interest rate swap agreements that we voluntary terminated. At December 31, 2022 and 2021, we held no brokered demand deposits. We also hold QwickRate® deposits, included in our time deposit balances, to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At December 31, 2022, we held $26.5 million of QwickRate® deposits, a decrease compared to $63.8 million at December 31, 2021.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the years ended December 31, 2022 and 2021.

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Years ended December 31,		Years ended December 31,
	2022	2021	2022	2021
Noninterest-bearing demand	26%	24%	—%	—%
Interest-bearing demand	38	37	0.27	0.28
Brokered demand deposits	—	3	0.42	0.92
Savings deposits	7	7	0.05	0.15
Time deposits	18	22	0.88	0.81
Short-term borrowings	6	1	3.05	0.20
Borrowed funds	5	6	3.49	3.26
Total deposits and borrowed funds	100%	100%	0.63%	0.51%

Capital Management. Our primary sources of capital include retained earnings, capital obtained through acquisitions and proceeds from the sale of our capital stock and subordinated debt. We may issue capital stock and debt securities from time to time to fund acquisitions and support our organic growth. In April 2022, we completed a private placement of $20.0 million in aggregate principal amount of our 2032 Notes, which are structured to quality as Tier 2 capital for regulatory purposes, and used the majority of the proceeds to redeem $18.6 million of our 2027 Notes in June 2022. During 2019, we issued $25.0 million of our 2029 Notes, which are structured to qualify as Tier 2 capital for regulatory capital purposes. For additional information see Discussion and Analysis of Financial Condition – Borrowings.

In 2019, we issued 1,290,323 shares of common stock for net proceeds of $28.5 million and 763,849 shares of common stock in connection with our acquisition of Mainland Bank. We issued 799,559 shares of common stock in connection with our acquisition of BOJ in 2017. During 2022, we paid $3.6 million in dividends, compared to $3.1 million in 2021 and $2.7 million in 2020. Our board of directors has authorized a share repurchase program and during 2022 we paid $10.5 million to repurchase our shares, compared to $6.9 million in 2021 and $11.1 million in 2020. On April 21, 2022 and September 21, 2022, the board of directors approved an additional 400,000 shares and 300,000 shares, respectively, of the Company’s common stock for repurchase. At December 31, 2022, we had 386,714 shares of our common stock remaining authorized for repurchase under the program.

For additional information, see Notes 11 and 14 to our consolidated financial statements. We are subject to restrictions on dividends under applicable banking laws and regulations. Please refer to the discussion under the heading “Supervision and Regulation – Dividends” in Item 1. Business, for more information. We are also subject to additional legal and contractual restrictions on dividends. Please refer to the discussion under the heading “Dividend Policy” in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and under the heading “Common Stock – Dividend Restrictions” in Note 14. Stockholders' Equity in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

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

The Company and the Bank each were in compliance with all regulatory capital requirements as of December 31, 2022, 2021 and 2020. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
December 31, 2022
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$231,048	8.53%	$—	—%
Tier 1 common equity to risk-weighted assets	221,548	9.79	—	—
Tier 1 capital to risk-weighted assets	231,048	10.21	—	—
Total capital to risk-weighted assets	300,009	13.25	—	—
Investar Bank:
Tier 1 capital to average assets (leverage)	267,603	9.89	135,344	5.00
Tier 1 common equity to risk-weighted assets	267,603	11.83	147,044	6.50
Tier 1 capital to risk-weighted assets	267,603	11.83	180,977	8.00
Total capital to risk-weighted assets	292,339	12.92	226,221	10.00

December 31, 2021
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$206,899	8.12%	$—	—%
Tier 1 common equity to risk-weighted assets	197,399	9.45	—	—
Tier 1 capital to risk-weighted assets	206,899	9.90	—	—
Total capital to risk-weighted assets	271,416	12.99	—	—
Investar Bank:
Tier 1 capital to average assets (leverage)	244,541	9.60	127,313	5.00
Tier 1 common equity to risk-weighted assets	244,541	11.72	135,651	6.50
Tier 1 capital to risk-weighted assets	244,541	11.72	166,956	8.00
Total capital to risk-weighted assets	266,069	12.75	208,694	10.00

Swap Contracts. The Bank historically has entered into interest rate swap contracts, some of which are forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. At December 31, 2022 the Company had no current or forward starting interest rate swap agreements. At December 31, 2021 the Company had no current interest rate swap agreements, and forward starting interest rate swap agreements with a total notional amount of $115.0 million, all of which were designated as cash flow hedges.

During the year ended December 31, 2022, the Company voluntarily terminated its remaining interest rate swap agreements with a total notional amount of $115.0 million in response to market conditions. During year ended December 31, 2021, the Company voluntarily terminated interest rate swap agreements with a total notional amount of $150.0 million in response to market conditions and as a result of excess liquidity. For years ended December 31, 2022, and December 31, 2021, unrealized gains of $6.4 million and $1.4 million, respectively, net of tax expenses of $1.7 million and $0.4 million, respectively, were reclassified from “Accumulated other comprehensive (loss) income” and recorded as “Swap termination fee income” in noninterest income in the accompanying consolidated statements of income.

For the year ended December 31, 2022, a gain of $4.3 million, net of a $1.2 million tax expense, was recognized in “Other comprehensive loss” in the accompanying consolidated statements of comprehensive (loss) income for the change in fair value of the interest rate swap contracts. For the years ended December 31, 2021 and December 31, 2020, a gain of $5.3 million, net of a $1.4 million tax expense, and a loss of $2.3 million net of a $0.6 million tax benefit, respectively, was recognized in “Other comprehensive loss” in the accompanying consolidated statements of comprehensive (loss) income for the change in fair value of the interest rate swap contracts.

The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurements. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the years ended December 31, 2022 and 2021.

Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. At December 31, 2022 and 2021, the reserve for unfunded loan commitments was $0.4 million and $0.7 million, respectively.

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

	December 31, 2022	December 31, 2021
Commitments to extend credit:
Loan commitments	$333,040	$349,701
Standby letters of credit	11,379	18,259

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at December 31, 2022, the Company had unfunded commitments of $1.9 million for its investment in Small Business Investment Company qualified funds.

For each of the years ended December 31, 2022 and 2021, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations, or cash flows currently or in the future.

Lease Obligations.

The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.

The following table presents, as of December 31, 2022, contractually obligated lease payments due under non-cancelable operating leases by payment date (dollars in thousands).

Less than one year	$595
One year to three years	991
Three years to five years	680
Over five years	1,012
Total	$3,278

On January 27, 2023, we completed the previously announced sale of certain assets, deposits and other liabilities associated with the Alice and Victoria, Texas branch locations to First Community Bank. Upon the completion of the sale, we recorded $0.3 million of occupancy expense to terminate the remaining $0.5 million of contractually obligated lease payments due under non-cancelable operating leases.

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

Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2022, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.”

HORNE LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

Date: March 8, 2023	By:	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer

Date: March 8, 2023	By:	/s/ John R. Campbell
John R. Campbell
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Investar Holding Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Investar Holding Corporation's (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated financial statements of the Company as of December 31, 2022 and our report dated March 8, 2023 expressed an unqualified opinion.

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

March 8, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Investar Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Investar Holding Corporation (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2023, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Loan Losses

Description of the Matter

As described in Notes 1 and 4 to the financial statements, the Company’s allowance for loan losses is a valuation allowance that reflects the Company’s estimation of incurred losses in its loan portfolio to the extent they are both probable and reasonable to estimate. The allowance for loan losses was $24,364,000 at December 31, 2022, which consists of two components; the allowance for loans individually evaluated for impairment (“specific reserves”) and the allowance for loans collectively evaluated for impairment (“general reserves”).

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

Baton Rouge, Louisiana

March 8, 2023

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Cash and due from banks	$30,056	$38,601
Interest-bearing balances due from other banks	10,010	57,940
Federal funds sold	193	500
Cash and cash equivalents	40,259	97,041

Available for sale securities at fair value (amortized cost of $467,316 and $356,639, respectively)	405,167	355,509
Held to maturity securities at amortized cost (estimated fair value of $7,922 and $10,727, respectively)	8,305	10,255
Loans held for sale	—	620
Loans, net of allowance for loan losses of $24,364 and $20,859, respectively	2,080,403	1,851,153
Equity securities	27,254	16,803
Bank premises and equipment, net of accumulated depreciation of $22,025 and $19,149, respectively	49,587	58,080
Other real estate owned, net	682	2,653
Accrued interest receivable	12,749	11,355
Deferred tax asset	16,438	2,239
Goodwill and other intangible assets, net	43,147	44,036
Bank owned life insurance	57,379	51,074
Other assets	12,437	12,385
Total assets	$2,753,807	$2,513,203

LIABILITIES
Deposits:
Noninterest-bearing	$580,741	$585,465
Interest-bearing	1,501,624	1,534,801
Total deposits	2,082,365	2,120,266
Advances from Federal Home Loan Bank	387,000	78,500
Repurchase agreements	—	5,783
Subordinated debt, net of unamortized issuance costs	44,225	42,989
Junior subordinated debt	8,515	8,384
Accrued taxes and other liabilities	15,920	14,683
Total liabilities	2,538,025	2,270,605

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 9,901,847 and 10,343,494 shares issued and outstanding, respectively	9,902	10,343
Surplus	146,587	154,932
Retained earnings	108,206	76,160
Accumulated other comprehensive (loss) income	(48,913)	1,163
Total stockholders’ equity	215,782	242,598
Total liabilities and stockholders’ equity	$2,753,807	$2,513,203

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

	For the years ended December 31,
	2022	2021	2020
INTEREST INCOME
Interest and fees on loans	$93,373	$90,230	$87,365
Interest on investment securities	10,278	4,500	5,613
Other interest income	918	812	816
Total interest income	104,569	95,542	93,794

INTEREST EXPENSE
Interest on deposits	6,250	7,487	15,376
Interest on borrowings	8,534	4,241	4,884
Total interest expense	14,784	11,728	20,260
Net interest income	89,785	83,814	73,534

Provision for loan losses	2,922	22,885	11,160
Net interest income after provision for loan losses	86,863	60,929	62,374

NONINTEREST INCOME
Service charges on deposit accounts	3,090	2,422	1,917
Gain on call or sale of investment securities, net	6	2,321	2,289
Loss on sale or disposition of fixed assets, net	(258)	(408)	(38)
Gain (loss) on sale of other real estate owned, net	9	(5)	12
Swap termination fee income	8,077	1,835	—
Gain on sale of loans	37	199	—
Servicing fees and fee income on serviced loans	74	204	379
Interchange fees	2,036	1,920	1,414
Income from bank owned life insurance	1,305	1,146	894
Change in the fair value of equity securities	(90)	214	268
Income from insurance proceeds	1,384	—	—
Other operating income	2,680	2,194	4,961
Total noninterest income	18,350	12,042	12,096
Income before noninterest expense	105,213	72,971	74,470

NONINTEREST EXPENSE
Depreciation and amortization	4,435	4,988	4,570
Salaries and employee benefits	34,974	35,527	33,378
Occupancy	2,915	2,753	2,236
Data processing	3,600	3,112	3,069
Marketing	262	275	333
Professional fees	1,774	1,585	1,519
Loss on early extinguishment of subordinated debt	222	—	—
Acquisition expense	—	2,448	1,062
Other operating expenses	12,683	12,374	10,964
Total noninterest expense	60,865	63,062	57,131
Income before income tax expense	44,348	9,909	17,339
Income tax expense	8,639	1,909	3,450
Net income	$35,709	$8,000	$13,889

EARNINGS PER SHARE
Basic earnings per share	$3.54	$0.77	$1.27
Diluted earnings per share	3.50	0.76	1.27
Cash dividends declared per common share	0.365	0.31	0.25

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

	For the years ended December 31,
	2022	2021	2020
Net income	$35,709	$8,000	$13,889
Other comprehensive loss:
Investment securities:
Unrealized (loss) gain, available for sale, net of tax (benefit) expense of ($12,993), ($694), and $1,068, respectively	(48,019)	(2,611)	4,017
Reclassification of realized gain, available for sale, net of tax expense of $1, $488, and $481, respectively	(5)	(1,833)	(1,808)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0 for all respective periods	(1)	(1)	(1)
Derivative financial instruments:
Change in fair value of interest rate swaps designated as cash flow hedges, net of tax expense (benefit) of $1,151, $1,396, and ($610), respectively	4,329	5,253	(2,294)
Reclassification of realized gain, interest rate swap termination, net of tax expense of $1,697, $385, and $0, respectively	(6,380)	(1,450)	—
Total other comprehensive loss	(50,076)	(642)	(86)
Total comprehensive (loss) income	$(14,367)	$7,358	$13,803

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance, December 31, 2019	$11,229	$168,658	$60,198	$1,891	$241,976
Stock issuance costs	—	(57)	—	—	(57)
Surrendered shares	(15)	(299)	—	—	(314)
Shares repurchased	(662)	(10,450)	—	—	(11,112)
Options exercised	3	43	—	—	46
Dividends declared, $0.25 per share	—	—	(2,702)	—	(2,702)
Stock-based compensation	54	1,590	—	—	1,644
Net income	—	—	13,889	—	13,889
Other comprehensive loss, net	—	—	—	(86)	(86)
Balance, December 31, 2020	$10,609	$159,485	$71,385	$1,805	$243,284
Surrendered shares	(19)	(348)	—	—	(367)
Shares repurchased	(359)	(6,566)	—	—	(6,925)
Options exercised	47	685	—	—	732
Dividends declared, $0.31 per share	—	—	(3,225)	—	(3,225)
Stock-based compensation	65	1,676	—	—	1,741
Net income	—	—	8,000	—	8,000
Other comprehensive loss, net	—	—	—	(642)	(642)
Balance, December 31, 2021	$10,343	$154,932	$76,160	$1,163	$242,598
Surrendered shares	(24)	(462)	—	—	(486)
Shares repurchased	(519)	(10,021)	—	—	(10,540)
Options exercised	10	123	—	—	133
Dividends declared, $0.365 per share	—	—	(3,663)	—	(3,663)
Stock-based compensation	92	2,015	—	—	2,107
Net income	—	—	35,709	—	35,709
Other comprehensive loss, net	—	—	—	(50,076)	(50,076)
Balance, December 31, 2022	$9,902	$146,587	$108,206	$(48,913)	$215,782

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$35,709	$8,000	$13,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,435	4,988	4,570
Provision for loan losses	2,922	22,885	11,160
Amortization of purchase accounting adjustments	(95)	(1,560)	(1,112)
Provision for other real estate owned	—	—	30
Net amortization of securities	972	3,484	2,825
Gain on call or sale of investment securities, net	(6)	(2,321)	(2,289)
Loss on sale or disposition of fixed assets, net	258	408	38
(Gain) loss on sale of other real estate owned, net	(9)	5	(12)
Loss on early extinguishment of subordinated debt	222	—	—
FHLB stock dividend	(152)	(40)	(134)
Stock-based compensation	2,107	1,741	1,644
Deferred taxes	(655)	(547)	(1,388)
Net change in value of bank owned life insurance	(1,305)	(1,143)	(894)
Amortization of subordinated debt issuance costs	66	92	71
Change in the fair value of equity securities	90	(214)	(268)
Loans held for sale:
Originations	(624)	(10,235)	—
Proceeds from sales	1,281	9,814	—
Gain on sale of loans	(37)	(199)	—
Net change in:
Accrued interest receivable	(1,394)	2,451	(5,056)
Other assets	(1,732)	(3,086)	(953)
Accrued taxes and other liabilities	695	(1,042)	(4,372)
Net cash provided by operating activities	42,748	33,481	17,749

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	—	137,803	56,466
Purchases of securities available for sale	(181,636)	(255,455)	(127,123)
Proceeds from maturities, prepayments and calls of investment securities available for sale	60,173	84,729	64,348
Proceeds from maturities, prepayments and calls of investment securities held to maturity	1,933	2,149	1,938
Proceeds from redemption or sale of equity securities	1,225	574	9,283
Purchases of equity securities	(11,615)	(523)	(6,165)
Net (increase) decrease in loans	(225,090)	86,967	(124,736)
Proceeds from sales of other real estate owned	6,071	878	158
Purchases of other real estate owned	—	(501)	—
Proceeds from insurance claims	—	—	232
Proceeds from sales of fixed assets	4,692	194	—
Purchases of fixed assets	(1,056)	(3,318)	(7,590)
Purchases of bank owned life insurance	(5,000)	(8,000)	(6,000)
Purchases of other investments	(718)	(233)	—
Proceeds from sales of other investments	—	—	1,762
Distributions from investments	34	23	93
Cash paid for acquisition of PlainsCapital branches, net of cash acquired	—	—	(10,809)
Cash acquired from acquisition of Cheaha Financial Group, net of cash paid	—	8,112	—
Net cash (used in) provided by investing activities	(350,987)	53,399	(148,143)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)

	For the years ended December 31,
	2022	2021	2020
Cash flows from financing activities
Net (decrease) increase in customer deposits	(38,249)	25,946	143,318
Net (decrease) increase in repurchase agreements	(5,783)	130	2,658
Net increase (decrease) in short-term FHLB advances	333,500	(42,000)	(8,000)
Repayment of long-term FHLB advances	(25,000)	—	(3,100)
Cash dividends paid on common stock	(3,552)	(3,090)	(2,686)
Payments to repurchase common stock	(10,540)	(6,925)	(11,112)
Proceeds from stock options exercised	133	732	46
Proceeds from subordinated debt, net of issuance costs	19,548	—	—
Payments of stock issuance costs	—	—	(57)
Extinguishment of subordinated debt	(18,600)	—	—
Net cash provided by (used in) financing activities	251,457	(25,207)	121,067
Net (decrease) increase in cash and cash equivalents	(56,782)	61,673	(9,327)
Cash and cash equivalents, beginning of period	97,041	35,368	44,695
Cash and cash equivalents, end of period	$40,259	$97,041	$35,368

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Income taxes	$8,887	$4,207	$4,336
Interest on deposits and borrowings	14,409	11,817	20,702
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfer from loans to other real estate owned	$3,327	$521	$41
Transfer from bank premises and equipment to other real estate owned	525	1,850	665

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions, changes in conditions of our borrowers' industries or changes in the condition of individual borrowers. As described below under “Recent Accounting Pronouncements,” the Company will adopt Accounting Standards Update (“ASU”) 2016-13 (referred to as the Current Expected Credit Loss standard) effective January 1, 2023, which will change how the Company accounts for the allowance for loan losses. In addition, regulatory agencies, as an integral part of their examination process, will periodically review the Company’s allowance. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, our allowance related to loans will change in the first quarter of 2023 as described below under “Recent Accounting Pronouncements,” and it is reasonably possible that the allowance may change materially thereafter in the near term.

Other estimates that are susceptible to significant change in the near term relate to the allowance for off-balance sheet credit losses, the fair value of stock-based compensation awards, the determination of other-than-temporary impairments of securities, and the fair value of financial instruments and goodwill.

The ongoing COVID-19 pandemic and, in 2022 and 2023, rising inflation and interest rates have made certain estimates more challenging, including those discussed above.

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

Employee Retention Credit

The CARES Act also provided for an Employee Retention Credit (“ERC”), which is a broad based refundable payroll tax credit that incentivized businesses to retain employees on the payroll during the COVID-19 pandemic. The ERC is a credit against certain employment taxes of up to $5,000 per employee for eligible employers based on certain wages paid after March 12, 2020 through December 31, 2020. In 2021, the tax credit increased to up to $7,000 for each quarter, equal to 70% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee per quarter. The ERC terminated effective September 30, 2021. The Company qualified for the ERC based on the significant adverse financial impacts of the COVID-19 pandemic. In the fourth quarter of 2022, Company recorded a $2.3 million reduction to payroll taxes related to the second quarter of 2021, and in the fourth quarter of 2021, the Company recorded a $1.9 million reduction to payroll taxes related to the first quarter of 2021, which are included as part of “Salaries and employee benefits” in noninterest expense on the accompanying consolidated statements of income for the years ended  December 31, 2022 and 2021.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value. For loans carried at the lower of cost or fair value, gains and losses on loan sales (sale proceeds minus carrying value) are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan. At  December 31, 2022, there were no loans held for sale, and at  December 31, 2021, there was $0.6 million in loans held for sale.

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

In the ordinary course of business, the Bank enters into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. At December 31, 2022 and 2021 the reserve for unfunded loan commitments was $0.4 million and $0.7 million, respectively.

The Company will adopt ASU 2016-13 effective January 1, 2023, which will change how it accounts for the allowance. See “Recent Accounting Pronouncements” for additional information.

Equity Securities

The Company is a member of the Federal Home Loan Bank (“FHLB”) system. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost, is restricted as to redemption, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Equity securities also include investments in our other correspondent banks including Independent Bankers Financial Corporation (“IBFC”) and First National Bankers Bank (“FNBB”) stock. These investments are carried at cost which approximates fair value. The balance of equity securities in our correspondent banks at December 31, 2022 and 2021 was $26.0 million and $15.0 million, respectively.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

In addition, equity securities include marketable securities in corporate stocks and mutual funds and totaled $1.2 million and $1.8 million at December 31, 2022 and 2021, respectively.

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

The Company leases certain branch locations under operating lease agreements. The Company also leases certain office facilities to outside parties under operating lessor agreements; however, such leases are not significant. The Company determines if an arrangement is a lease at inception. Operating leases, with the exception of short-term leases, are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in “Bank premises and equipment, net” and “Accrued taxes and other liabilities”, respectively, in the accompanying consolidated balance sheets. Operating lease ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease pre-payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease. When it is reasonably certain that the Company will exercise an option to extend a lease, the extension is included in the lease term when calculating the present value of lease payments.

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

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with FASB ASC Topic 360, Property, Plant, and Equipment. If impaired, the asset is written down to its estimated fair value. No impairment charges have been recognized through December 31, 2022. Core deposit intangibles representing the value of the acquired core deposit base are generally recorded in connection with business combinations involving banks and branch locations. The Company’s policy is to amortize core deposit intangibles over the estimated useful life of the deposit base. The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant revision of the remaining period of amortization. The Company’s core deposit intangibles are currently amortized using the sum-of-the-years-digits basis over 10 to 15 years. See Note 8. Goodwill and Other Intangible Assets, for additional information.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC Topic 718, Compensation - Stock Compensation. Under this accounting guidance, fair value is established as the measurement objective in accounting for share-based payment awards and requires the application of a fair value based measurement method in accounting for compensation costs, which is recognized over the requisite service period. The impact of forfeitures of share-based payment awards on compensation expense is recognized as forfeitures occur. See Note 15. Stock-Based Compensation, for further disclosures regarding stock-based compensation.

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

In applying hedge accounting for derivatives, the Company establishes a method for assessing the effectiveness of the hedging derivative and a measurement approach for determining the ineffective aspect of the hedge upon the inception of the hedge. These methods are consistent with the Company’s approach to managing risk. Note 13. Derivative Financial Instruments, describes the derivative instruments currently used by the Company and discloses how these derivatives impact the Company’s financial position and results of operations.

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income or loss, which in the case of the Company includes unrealized gains and losses on securities, changes in the fair value of interest rate swaps, and the reclassification of realized gains on AFS securities and interest rate swap terminations to net income, net of related income taxes.

Troubled Debt Restructurings

The Company periodically grants concessions to its customers in an attempt to protect as much of its investment as possible and minimize the risk of loss. These concessions may include restructuring the terms of a customer loan, thereby adjusting the customer’s payment requirements. In accordance with ASU 2011-2, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, in order to be considered a troubled debt restructuring (a “TDR”), the Company must conclude that the restructuring constitutes a concession and the customer is experiencing financial difficulties. The Company defines a concession to a customer as a modification of existing loan terms for economic or legal reasons that it would otherwise not consider. Concessions are typically granted through an agreement with the customer or are imposed by a court of law. Concessions include modifying original loan terms to reduce or defer cash payments required as part of the loan agreement, including but not limited to a reduction of the stated interest rate for the remaining original life of the debt, an extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk characteristics, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest receivable on a debt. In its determination of whether the customer is experiencing financial difficulties, the Company considers numerous indicators, including but not limited to, whether the customer has declared or is in the process of declaring bankruptcy, whether there is substantial doubt about the customer’s ability to continue as a going concern, whether the Company believes the customer’s future cash flows will be insufficient to service the debt in accordance with the contractual terms of the existing agreement for the foreseeable future, and whether without modification the customer cannot obtain sufficient funds from other sources at an effective interest rate equal to the current market rate for similar debt for a non-troubled debtor.

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

Share Repurchases

The Louisiana Business Corporation Act does not include the concept of treasury stock. Rather, shares purchased by the Company constitute authorized but unissued shares. Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law. The Company’s consolidated financial statements as of December 31, 2022, 2021 and 2020 reflect this principle. The cost of shares purchased by the Company has been allocated to common stock and surplus balances.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Reclassifications

Certain reclassifications have been made to the 2021 and 2020 financial statements to conform to the 2022 presentation.

Recent Accounting Pronouncements

This section briefly describes accounting standards that have been issued, but are not yet adopted, that could impact the Company’s financial statements.

FASB ASC Topic 326 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” Update No. 2016-13. The FASB issued ASU 2016-13 in  June 2016. The ASU, referred to as Current Expected Credit Loss ("CECL") standard, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. The CECL methodology requires that lifetime “expected credit losses” be recorded at the time the financial asset is originated or acquired, and be adjusted each period for changes in expected lifetime credit losses. The CECL methodology replaces multiple prior impairment models under U.S. GAAP that generally required that a loss be “incurred” before it was recognized, and represents a significant change from prior U.S. GAAP. In addition, ASU 2016-13 amends the accounting for credit losses on AFS securities and purchased financial assets with credit deterioration. ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the lifetime credit loss estimate. The scope of ASU 2016-13 includes loans, HTM securities, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. Additionally, ASU 2016-13 amends the accounting for credit losses on AFS securities and purchased financial assets with credit deterioration.

As previously disclosed, the Company formed a cross-functional working group, which is comprised of individuals from various functional areas including credit, risk management, finance and information technology. The Company utilized a third-party vendor to assist in developing an implementation plan to include assessment of processes, portfolio segmentation, model development and validation, system requirements and the identification of data and resource needs, among other things. The Company developed a CECL model methodology that calculates expected credit losses over the life of the portfolio by analyzing the composition, characteristics and quality of the loan and securities portfolios, as well as prevailing economic conditions and forecasts. The Company's CECL calculation estimates loan losses using a combination of discounted cash flow and remaining life analyses.

This amendment was originally effective for fiscal years beginning after  December 15, 2019, including interim periods within those fiscal years. In  July 2019, the FASB proposed changes that would delay the effective date for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. In  October 2019, the FASB voted in favor of finalizing its proposal to delay the effective date of this standard to fiscal years beginning after  December 15, 2022, including interim periods within those fiscal years. ASU 2016-13 is effective for the Company on  January 1, 2023.

Upon adoption of ASU 2016-13, the Company will record a one-time, cumulative adjustment to increase allowance for credit losses and reduce retained earnings, which will be reflected on our balance sheet and will not impact our income statement. The Company expects that the transition will result in a $4.8 million to $7.2 million, or approximately 20% to 30%, increase in the allowance for credit losses on January 1, 2023, and a corresponding decrease in retained earnings of the after-tax amount. The adjustment to allowance for credit losses is an estimate and subject to refinement based on updates to quantitative or qualitative input assumptions or loss estimation factors. The accounting model for loans acquired with more than insignificant impairment was replaced by the purchase credit deteriorated (“PCD”) accounting model. For PCD assets, an initial CECL estimate will be recognized through the allowance for credit losses with an offset that increases the amortized cost basis of the PCD asset. Assets currently accounted for under ASC 310-30 will be classified as PCD assets as of January 1, 2023. The Company expects the reclassification from the purchase discount for PCD assets will not have a material effect on the allowance for credit losses. The Company's HTM and AFS securities portfolio were not materially affected by the adoption of ASU 2016-13 due to the composition of the portfolio, which consists primarily of U.S. Treasury and U.S. government agencies and corporations securities and mortgage-backed securities. The Company does not expect the adoption of ASU 2016-13 to have a significant impact on its regulatory capital ratios.

FASB ASC Topic 848 “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting” Update No. 2020-04 and FASB ASC Topic 848 “Reference Rate Reform: Deferral of the Sunset Date” Update No. 2022-06. In  March 2020, the FASB issued ASU 2020-04, which is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, which deferred the sunset date from December 31, 2022 to December 31, 2024. This guidance is effective beginning on  March 12, 2020, and the Company  may elect to apply the amendments prospectively through  December 31, 2024. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.

FASB ASC Topic 326 “Financial Instruments – Credit Losses, Troubled Debt Restructurings and Vintage Disclosures” Update No. 2022-02. The FASB issued ASU 2022-02 in  March 2022. The ASU eliminates the accounting guidance for TDRs and, instead, requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendment also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases. The guidance is effective for entities that have adopted ASU 2016-13 for fiscal years beginning after  December 15, 2022, including interim periods within those fiscal years. ASU 2022-02 is effective for the Company on  January 1, 2023. The amendment should be applied prospectively. The adoption of ASU 2022-02 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The $0.9 million decrease in goodwill and other intangible assets at December 31, 2022 compared to December 31, 2021 is attributable to the amortization of our core deposit intangible assets arising from acquisitions. The change in goodwill and other intangibles at December 31, 2021 compared to December 31, 2020 is primarily attributable to the goodwill and core deposit intangibles recorded as a result of the acquisition of Cheaha. Please refer to Note 8. Goodwill and Other Intangible Assets.

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

Acquisition Expense

There were no acquisition expenses recorded in the year ended December 31, 2022. Acquisition related costs of $2.4 million are included in “Acquisition expense” in the accompanying consolidated statement of income for the year ended  December 31, 2021 and are related to the acquisition of Cheaha.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 3. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gains	Losses	Value
Obligations of the U.S Treasury and U.S. government agencies and corporations	$30,370	$134	$(699)	$29,805
Obligations of state and political subdivisions	21,098	7	(2,727)	18,378
Corporate bonds	33,477	—	(3,535)	29,942
Residential mortgage-backed securities	298,867	10	(47,026)	251,851
Commercial mortgage-backed securities	83,504	179	(8,492)	75,191
Total	$467,316	$330	$(62,479)	$405,167

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Obligations of the U.S Treasury and U.S. government agencies and corporations	$21,143	$152	$(27)	$21,268
Obligations of state and political subdivisions	32,330	468	(213)	32,585
Corporate bonds	27,777	235	(345)	27,667
Residential mortgage-backed securities	200,696	711	(1,503)	199,904
Commercial mortgage-backed securities	74,693	369	(977)	74,085
Total	$356,639	$1,935	$(3,065)	$355,509

Proceeds from sales of investment securities classified as AFS and gross realized gains and losses are summarized below for the periods presented (dollars in thousands).

	Twelve months ended December 31,
	2022	2021	2020
Proceeds from sales	$—	$137,803	$56,466
Gross gains	$—	$2,323	$2,300
Gross losses	$—	$(2)	$(11)

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gains	Losses	Value
Obligations of state and political subdivisions	$5,538	$1	$(127)	$5,412
Residential mortgage-backed securities	2,767	—	(257)	2,510
Total	$8,305	$1	$(384)	$7,922

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Obligations of state and political subdivisions	$6,910	$367	$—	$7,277
Residential mortgage-backed securities	3,345	105	—	3,450
Total	$10,255	$472	$—	$10,727

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of December 31, 2022 or December 31, 2021.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The approximate fair value of AFS securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2022	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of the U.S Treasury and U.S. government agencies and corporations	$16,017	$(688)	$1,013	$(11)	$17,030	$(699)
Obligations of state and political subdivisions	13,695	(1,427)	4,524	(1,300)	18,219	(2,727)
Corporate bonds	19,606	(1,170)	10,085	(2,365)	29,691	(3,535)
Residential mortgage-backed securities	134,419	(18,122)	116,132	(28,904)	250,551	(47,026)
Commercial mortgage-backed securities	27,181	(2,632)	32,432	(5,860)	59,613	(8,492)
Total	$210,918	$(24,039)	$164,186	$(38,440)	$375,104	$(62,479)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2021	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of the U.S Treasury and U.S. government agencies and corporations	$1,438	$(25)	$668	$(2)	$2,106	$(27)
Obligations of state and political subdivisions	10,803	(213)	—	—	10,803	(213)
Corporate bonds	10,197	(254)	2,409	(91)	12,606	(345)
Residential mortgage-backed securities	156,862	(1,503)	—	—	156,862	(1,503)
Commercial mortgage-backed securities	44,055	(941)	6,284	(36)	50,339	(977)
Total	$223,355	$(2,936)	$9,361	$(129)	$232,716	$(3,065)

The approximate fair value of HTM securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of  December 31, 2022 (dollars in thousands). There were no HTM securities in a continuous loss position as of  December 31, 2021.

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2022	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of state and political subdivisions	$3,536	$(127)	$—	$—	$3,536	$(127)
Residential mortgage-backed securities	2,510	(257)	—	—	2,510	(257)
Total	$6,046	$(384)	$—	$—	$6,046	$(384)

Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. Due to the nature of the investments, current market prices, and the current interest rate environment, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2022 and 2021.

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

	Securities Available For Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2022	Cost	Value	Cost	Value
Due within one year	$1,082	$1,072	$915	$915
Due after one year through five years	32,452	31,394	960	961
Due after five years through ten years	52,093	48,229	3,663	3,536
Due after ten years	381,689	324,472	2,767	2,510
Total debt securities	$467,316	$405,167	$8,305	$7,922

	Securities Available For Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2021	Cost	Value	Cost	Value
Due within one year	$726	$726	$870	$902
Due after one year through five years	14,189	14,327	1,875	2,018
Due after five years through ten years	51,988	52,376	4,165	4,356
Due after ten years	289,736	288,080	3,345	3,451
Total debt securities	$356,639	$355,509	$10,255	$10,727

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

At December 31, 2022, securities with a carrying value of $165.7 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $118.2 million in pledged securities at December 31, 2021.

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company’s loan portfolio, excluding loans held for sale, consists of the following categories of loans as of the dates presented (dollars in thousands).

	December 31,
	2022	2021
Construction and development	$201,633	$203,204
1-4 Family	401,377	364,307
Multifamily	81,812	59,570
Farmland	12,877	20,128
Commercial real estate	958,243	896,377
Total mortgage loans on real estate	1,655,942	1,543,586
Commercial and industrial	435,093	310,831
Consumer	13,732	17,595
Total loans	$2,104,767	$1,872,012

Unamortized premiums and discounts on loans, included in the total loans balances above, were $0.8 million and $1.9 million at December 31, 2022 and 2021, respectively. Unearned income, or deferred fees, on loans was $1.3 million and $1.8 million at December 31, 2022 and 2021, respectively and is also included in the total loans balances in the table above.

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

The tables below provide an analysis of the aging of loans, excluding loans held for sale, as of the dates presented (dollars in thousands).

	December 31, 2022
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$201,048	$101	$—	$112	$372	$585	$—	$201,633
1-4 Family	394,846	2,614	1,220	1,188	1,207	6,229	302	401,377
Multifamily	81,812	—	—	—	—	—	—	81,812
Farmland	12,601	152	62	—	62	276	—	12,877
Commercial real estate	951,908	181	22	—	5,523	5,726	609	958,243
Total mortgage loans on real estate	1,642,215	3,048	1,304	1,300	7,164	12,816	911	1,655,942
Commercial and industrial	432,438	406	15	51	2,183	2,655	—	435,093
Consumer	13,347	171	27	—	130	328	57	13,732
Total loans	$2,088,000	$3,625	$1,346	$1,351	$9,477	$15,799	$968	$2,104,767

	December 31, 2021
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$202,850	$55	$11	$—	$288	$354	$—	$203,204
1-4 Family	360,434	1,933	182	—	1,410	3,525	348	364,307
Multifamily	59,570	—	—	—	—	—	—	59,570
Farmland	18,348	—	—	—	79	79	1,701	20,128
Commercial real estate	881,575	170	86	—	13,910	14,166	636	896,377
Total mortgage loans on real estate	1,522,777	2,158	279	—	15,687	18,124	2,685	1,543,586
Commercial and industrial	295,323	4,044	57	53	11,354	15,508	—	310,831
Consumer	17,238	89	18	—	186	293	64	17,595
Total loans	$1,835,338	$6,291	$354	$53	$27,227	$33,925	$2,749	$1,872,012

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

Multifamily. Multifamily loans are normally made to real estate investors to support permanent financing for multifamily residential income producing properties that rely on the successful operation of the property for repayment. This management mainly involves property maintenance and collection of rents due from tenants. This type of lending carries a lower level of risk, as compared to other commercial lending. In addition, underwriting requirements for multifamily properties are stricter than for other nonowner-occupied property types. The Company manages this risk by avoiding concentrations with any particular customer.

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

Commercial Real Estate. Commercial real estate loans are extensions of credit secured by owner occupied and non-owner occupied collateral. Underwriting generally involves intensive analysis of the financial strength of the borrower and guarantor, liquidation value of the subject collateral, the associated unguaranteed exposure, and any available secondary sources of repayment, with the greatest emphasis given to a borrower’s capacity to meet cash flow coverage requirements as set forth by Bank policies. Commercial real estate loans typically depend on the successful operation and management of the businesses that occupy these properties or the financial stability of tenants occupying the properties. Nonowner-occupied commercial real estate loans typically are dependent, in large part, on the owner’s ability to rent the property and the ability of the tenants to pay rent, whereas owner-occupied commercial real estate loans typically are dependent, in large part, on the success of the owner’s business. General market conditions and economic activity may impact the performance of these types of loans, including fluctuations in the value of real estate, new job creation trends, and tenant vacancy rates. The Company attempts to limit risk by analyzing a borrower’s cash flow and collateral value on an ongoing basis. The Company also typically requires personal guarantees from the principal owners of the property, supported by a review of their personal financial statements, as an additional means of mitigating our risk. The Company manages risk by avoiding concentrations in any one business or industry.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Commercial and Industrial. Commercial and industrial loans receive similar underwriting treatment as commercial real estate loans in that the repayment source is analyzed to determine its ability to meet cash flow coverage requirements as set forth by Bank policies. Repayment of these loans generally comes from the generation of cash flow as the result of the borrower’s business operations. Commercial lending generally involves different risks from those associated with commercial real estate lending or construction lending. Although commercial loans may be collateralized by equipment or other business assets (including real estate, if available as collateral), the repayment of these types of loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the general business conditions of the local economy and the borrower’s ability to sell its products and services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, are the chief considerations when assessing the risk of a commercial loan. The liquidation of collateral, if any, is considered a secondary source of repayment because equipment and other business assets may, among other things, be obsolete or of limited resale value. The Company actively monitors certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors. Commercial and industrial loans also include public finance loans made to governmental entities, which can be taxable or tax-exempt, and are generally repaid using pledged revenue sources including income tax, property tax, sales tax, and utility revenue, among other sources.

In the second quarter of 2020, the Bank began participating as a lender in the Small Business Administration’s (“SBA”) and U.S. Department of Treasury’s Paycheck Protection Program (“PPP”) as established by the CARES Act and enhanced by the Paycheck Protection Program and Health Care Enhancement Act and the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The PPP was established to provide unsecured low interest rate loans to small businesses that have been impacted by the COVID-19 pandemic. The PPP loans are 100% guaranteed by the SBA. The loans have a fixed interest rate of 1% with deferred payments, and if originated before  June 5, 2020, mature two years from origination, or if made on or after  June 5, 2020, five years from origination. PPP loans are forgiven by the SBA (which makes forgiveness payments directly to the lender) to the extent the borrower uses the proceeds of the loan for certain purposes (primarily to fund payroll costs) during a certain time period following origination and maintains certain employee and compensation levels. Lenders receive processing fees from the SBA for originating the PPP loans which are based on a percentage of the loan amount. In  July 2020, the CARES Act was amended to extend the SBA’s authority to make commitments under the PPP, which had previously expired on  June 30, 2020. The PPP resumed taking applications on  July 6, 2020, and the new deadline to apply for a PPP loan ended on  August 8, 2020. On  December 27, 2020, the CAA, a $900 billion aid package, was enacted that renewed the PPP and allocated additional funding for new first time PPP loans under the original PPP and also authorized second draw PPP loans for certain eligible borrowers that had previously received a PPP loan. The application period for the renewed PPP lasted from  January 1, 2021 to  May 31, 2021. At  December 31, 2022 and 2021, the Company’s loan portfolio included PPP loans with balances of $1.7 million and $23.3 million, respectively, all of which are included in commercial and industrial loans.

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

Doubtful– Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss– Loans classified as loss are considered uncollectible and of such little value that their continuance as recorded assets is not warranted. This classification does not mean that the assets have absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off these assets.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The tables below present a summary of the Company’s loan portfolio, excluding loans held for sale, by category and credit quality indicator as of the dates presented (dollars in thousands).

	December 31, 2022
		Special
	Pass	Mention	Substandard	Doubtful	Total
Construction and development	$198,967	$1,593	$1,073	$—	$201,633
1-4 Family	399,143	—	2,234	—	401,377
Multifamily	81,812	—	—	—	81,812
Farmland	12,815	—	62	—	12,877
Commercial real estate	942,927	6,101	9,215	—	958,243
Total mortgage loans on real estate	1,635,664	7,694	12,584	—	1,655,942
Commercial and industrial	427,430	5,140	2,336	187	435,093
Consumer	13,636	—	96	—	13,732
Total loans	$2,076,730	$12,834	$15,016	$187	$2,104,767

	December 31, 2021
		Special
	Pass	Mention	Substandard	Doubtful	Total
Construction and development	$200,788	$818	$1,598	$—	$203,204
1-4 Family	358,062	38	6,207	—	364,307
Multifamily	59,113	—	457	—	59,570
Farmland	18,348	—	1,780	—	20,128
Commercial real estate	872,951	3,891	19,535	—	896,377
Total mortgage loans on real estate	1,509,262	4,747	29,577	—	1,543,586
Commercial and industrial	290,677	2,523	16,941	690	310,831
Consumer	17,269	19	307	—	17,595
Total loans	$1,817,208	$7,289	$46,825	$690	$1,872,012

The Company had no loans that were classified as loss at December 31, 2022 or 2021.

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balances of the participations and whole loans sold were $16.9 million and $33.0 million as of December 31, 2022 and 2021, respectively. The unpaid principal balances of these loans were approximately $92.9 million and $91.9 million at December 31, 2022 and 2021, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal shareholders, directors and their immediate family members, as well as to companies in which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $97.0 million and $97.6 million as of December 31, 2022 and December 31, 2021, respectively.

The table below shows the aggregate principal balance of loans to such related parties for the years ended December 31, 2022 and 2021 (dollars in thousands).

	December 31,
	2022	2021
Balance, beginning of period	$97,606	$96,390
New loans/changes in relationship	14,570	26,475
Repayments/changes in relationship	(15,199)	(25,259)
Balance, end of period	$96,977	$97,606

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Loans Acquired with Deteriorated Credit Quality

The Company accounts for certain loans acquired as acquired impaired loans under ASC 310-30 due to evidence of credit deterioration at acquisition and the probability that the Company will be unable to collect all contractually required payments.

There were no changes in the accretable yield on acquired impaired loans for the years ended December 31, 2022 and 2021.

Allowance for Loan Losses

The table below shows a summary of the activity in the allowance for loan losses for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands).

	December 31,
	2022	2021	2020
Balance, beginning of period	$20,859	$20,363	$10,700
Provision for loan losses	2,922	22,885	11,160
Loans charged-off	(633)	(22,636)	(1,754)
Recoveries	1,216	247	257
Balance, end of period	$24,364	$20,859	$20,363

For the year ended  December 31, 2021, the provision for loan losses includes a $21.6 million impairment recorded for one of the Company’s loan relationships as a result of Hurricane Ida. The corresponding loan balances in the same amount were then charged off.

The following tables outline the activity in the allowance for loan losses by collateral type for the years ended December 31, 2022, 2021 and 2020, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of December 31, 2022, 2021 and 2020 (dollars in thousands).

	December 31, 2022
	Construction &				Commercial	Commercial &
	Development	1-4 Family	Multifamily	Farmland	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,347	$3,337	$673	$383	$9,354	$4,411	$354	$20,859
Charge-offs	—	(11)	—	(54)	29	(397)	(200)	(633)
Recoveries	48	114	—	67	4	932	51	1,216
Provision	160	477	326	(283)	1,331	797	114	2,922
Ending balance	$2,555	$3,917	$999	$113	$10,718	$5,743	$319	$24,364
Ending allowance balance for loans individually evaluated for impairment	26	46	—	—	36	112	63	283
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	2,529	3,871	999	113	10,682	5,631	256	24,081
Loans receivable:
Balance of loans individually evaluated for impairment	591	1,479	—	62	5,936	2,241	130	10,439
Balance of loans acquired with deteriorated credit quality	—	302	—	—	609	—	57	968
Balance of loans collectively evaluated for impairment	201,042	399,596	81,812	12,815	951,698	432,852	13,545	2,093,360
Total period-end balance	$201,633	$401,377	$81,812	$12,877	$958,243	$435,093	$13,732	$2,104,767

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	December 31, 2021
	Construction &				Commercial	Commercial &
	Development	1-4 Family	Multifamily	Farmland	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$2,375	$3,370	$589	$435	$8,496	$4,558	$540	$20,363
Charge-offs	(283)	(188)	—	(13)	(10,280)	(11,713)	(159)	(22,636)
Recoveries	36	32	—	—	6	72	101	247
Provision	219	123	84	(39)	11,132	11,494	(128)	22,885
Ending balance	$2,347	$3,337	$673	$383	$9,354	$4,411	$354	$20,859
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	468	96	564
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	210	—	—	—	210
Ending allowance balance for loans collectively evaluated for impairment	2,347	3,337	673	173	9,354	3,943	258	20,085
Loans receivable:
Balance of loans individually evaluated for impairment	529	1,995	—	79	16,685	13,321	182	32,791
Balance of loans acquired with deteriorated credit quality	—	348	—	1,701	636	—	64	2,749
Balance of loans collectively evaluated for impairment	202,675	361,964	59,570	18,348	879,056	297,510	17,349	1,836,472
Total period-end balance	$203,204	$364,307	$59,570	$20,128	$896,377	$310,831	$17,595	$1,872,012

	December 31, 2020
	Construction &				Commercial	Commercial &
	Development	1-4 Family	Multifamily	Farmland	Real Estate	Industrial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,201	$1,490	$387	$101	$4,424	$2,609	$488	$10,700
Charge-offs	—	(173)	—	—	(51)	(1,195)	(335)	(1,754)
Recoveries	47	74	—	—	8	50	78	257
Provision	1,127	1,979	202	334	4,115	3,094	309	11,160
Ending balance	$2,375	$3,370	$589	$435	$8,496	$4,558	$540	$20,363
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	80	130	210
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	210	—	—	—	210
Ending allowance balance for loans collectively evaluated for impairment	2,375	3,370	589	225	8,496	4,478	410	19,943
Loans receivable:
Balance of loans individually evaluated for impairment	782	2,280	—	—	6,666	9,102	347	19,177
Balance of loans acquired with deteriorated credit quality	—	381	—	1,701	1,791	246	38	4,157
Balance of loans collectively evaluated for impairment	205,229	336,864	60,724	24,846	803,938	385,149	20,234	1,836,984
Total period-end balance	$206,011	$339,525	$60,724	$26,547	$812,395	$394,497	$20,619	$1,860,318

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Impaired Loans

The Company considers a loan to be impaired when, based on current information and events, the Company determines that it is probable that it will not be able to collect all amounts due according to the loan agreement, including scheduled interest payments. Determination of impairment is treated the same across all classes of loans. When the Company identifies a loan as impaired, it measures the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loans is the operation or liquidation of the collateral. In these cases when foreclosure is probable, the Company uses the current fair value of the collateral, less selling costs, instead of discounted cash flows. If the Company determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs, and unamortized premiums or discounts), the Company recognizes impairment through an allowance estimate or a charge-off to the allowance.

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

The following tables contain information on the Company’s impaired loans, which include TDRs, discussed in more detail below, and nonaccrual loans individually evaluated for impairment for purposes of determining the allowance for loan losses. The average recorded investment is calculated based on the month-end balances of the loans during the period reported (dollars in thousands).

	As of and for the year ended December 31, 2022
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction and development	$366	$375	$—	$300	$15
1-4 Family	1,005	1,082	—	821	17
Farmland	62	70	—	68	—
Commercial real estate	5,746	21,016	—	10,515	28
Total mortgage loans on real estate	7,179	22,543	—	11,704	60
Commercial and industrial	1,996	2,530	—	6,868	70
Consumer	34	45	—	56	—
Total	9,209	25,118	—	18,628	130

With related allowance recorded:
Construction and development	225	498	26	225	—
1-4 Family	474	484	46	205	—
Commercial real estate	190	190	36	32	—
Total mortgage loans on real estate	889	1,172	108	462	—
Commercial and industrial	245	292	112	421	—
Consumer	96	123	63	96	—
Total	1,230	1,587	283	979	—

Total loans:
Construction and development	591	873	26	525	15
1-4 Family	1,479	1,566	46	1,026	17
Farmland	62	70	—	68	—
Commercial real estate	5,936	21,206	36	10,547	28
Total mortgage loans on real estate	8,068	23,715	108	12,166	60
Commercial and industrial	2,241	2,822	112	7,289	70
Consumer	130	168	63	152	—
Total	$10,439	$26,705	$283	$19,607	$130

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	As of and for the year ended December 31, 2021
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction and development	$529	$812	$—	$731	$17
1-4 Family	1,995	2,081	—	1,965	30
Farmland	79	81	—	193	—
Commercial real estate	16,685	27,139	—	10,790	181
Total mortgage loans on real estate	19,288	30,113	—	13,679	228
Commercial and industrial	9,395	10,941	—	9,166	152
Consumer	55	69	—	96	—
Total	28,738	41,123	—	22,941	380

With related allowance recorded:
Commercial and industrial	3,926	9,618	468	1,311	24
Consumer	127	164	96	146	—
Total	4,053	9,782	564	1,457	24

Total loans:
Construction and development	529	812	—	731	17
1-4 Family	1,995	2,081	—	1,965	30
Farmland	79	81	—	193	—
Commercial real estate	16,685	27,139	—	10,790	181
Total mortgage loans on real estate	19,288	30,113	—	13,679	228
Commercial and industrial	13,321	20,559	468	10,477	176
Consumer	182	233	96	242	—
Total	$32,791	$50,905	$564	$24,398	$404

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	As of and for the year ended December 31, 2020
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Construction and development	$782	$800	$—	$887	$13
1-4 Family	2,280	2,353	—	2,172	26
Commercial real estate	6,666	6,721	—	3,456	126
Total mortgage loans on real estate	9,728	9,874	—	6,515	165
Commercial and industrial	8,841	9,953	—	4,614	31
Consumer	126	143	—	227	1
Total	18,695	19,970	—	11,356	197

With related allowance recorded:
Commercial and industrial	261	260	80	22	—
Consumer	221	265	130	256	1
Total	482	525	210	278	1

Total loans:
Construction and development	782	800	—	887	13
1-4 Family	2,280	2,353	—	2,172	26
Commercial real estate	6,666	6,721	—	3,456	126
Total mortgage loans on real estate	9,728	9,874	—	6,515	165
Commercial and industrial	9,102	10,213	80	4,636	31
Consumer	347	408	130	483	2
Total	$19,177	$20,495	$210	$11,634	$198

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

Loans classified as TDRs consisted of 20 credits, totaling approximately $3.0 million at December 31, 2022, compared to 29 credits, totaling approximately $10.5 million at December 31, 2021. Twelve restructured loans were considered TDRs due to modification of terms through adjustments to maturity, four restructured loans were considered TDRs due to a reduction in the interest rate to a rate lower than the current market rate, three restructured loans were considered TDRs due to principal payment forbearance paying interest only for a specified period of time, and one restructured loan was considered a TDR due to principal and interest payment forbearance. At December 31, 2022 and 2021, none of the TDRs were in default of their modified terms and included in nonaccrual loans. The Company individually evaluates each TDR for allowance purposes, primarily based on collateral value, and excludes these loans from the loan population that is collectively evaluated for impairment.

At December 31, 2022 and 2021, there were no available balances on loans classified as TDRs that the Company was committed to lend.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The table below presents the TDR pre- and post-modification outstanding recorded investments by loan category for loans modified during the years ended December 31, 2022 and 2021 (amounts in thousands, except number of loans).

	December 31, 2022			December 31, 2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled debt restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial real estate	1	$186	$186	1	$28	$28
Commercial and industrial	2	58	58	3	586	586
		$244	$244		$614	$614

There were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the year ended December 31, 2022.

The following is a summary of accruing and nonaccrual TDRs and the related allowance by portfolio type as of the dates presented (dollars in thousands).

	TDRs
				Related
	Accruing	Nonaccrual	Total	Allowance
December 31, 2022
Construction and development	$219	$—	$219	$—
1-4 Family	271	127	398	—
Commercial real estate	413	804	1,217	—
Commercial and industrial	58	1,092	1,150	—
Total	$961	$2,023	$2,984	$—

December 31, 2021
Construction and development	$242	$—	$242	$—
1-4 Family	585	145	730	—
Commercial real estate	2,775	915	3,690	—
Commercial and industrial	1,976	3,885	5,861	—
Total	$5,578	$4,945	$10,523	$—

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The table below includes the average recorded investment and interest income recognized for TDRs for the years ended December 31, 2022, 2021 and 2020. The average recorded investment is calculated based on the month-end balances of the loans during the period reported (dollars in thousands).

	TDRs
	Average Recorded Investment	Interest Income Recognized
December 31, 2022
Construction and development	$230	$15
1-4 Family	489	16
Commercial real estate	1,249	28
Commercial and industrial	3,511	70
Total	$5,479	$129

December 31, 2021
Construction and development	$251	$17
1-4 Family	775	28
Commercial real estate	5,358	174
Commercial and industrial	6,698	149
Total	$13,082	$368

December 31, 2020
Construction and development	$438	$14
1-4 Family	936	35
Commercial real estate	2,778	126
Commercial and industrial	1,075	53
Total	$5,227	$228

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 5. OTHER REAL ESTATE OWNED

The table below shows the activity in other real estate owned for the years ended December 31, 2022 and 2021 (dollars in thousands).

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Balance, beginning of period	$2,653	$663
Additions	3,327	1,023
Transfers from bank premises and equipment	525	1,850
Sales of other real estate owned	(5,823)	(883)
Balance, end of period	$682	$2,653

For the years ended December 31, 2022 and 2021, additions to other real estate owned of $1.7 million and $0.1 million, respectively, were related to acquired loans. In 2022, the Company closed two branches, and the land and building associated with one of the closed branches were transferred from bank premises and equipment to other real estate owned, as the Company did not intend to use the properties for banking operations; the property was sold later in the year. In 2021, the Company closed two branches and the associated land and buildings were transferred from bank premises and equipment to other real estate owned; these properties were sold in 2022. At December 31, 2022 and 2021, approximately $0.6 million and $1.3 million, respectively, of loans secured by 1-4 family residential property were in the process of foreclosure.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 6. BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following as of the dates indicated (dollars in thousands).

	December 31,
	2022	2021
Land	$11,490	$15,319
Buildings and improvements	40,799	41,962
Furniture and equipment	13,569	13,792
Software	2,334	2,319
Construction-in-progress	575	483
Right-of-use asset	2,845	3,354
Less: Accumulated depreciation and amortization	(22,025)	(19,149)
Bank premises and equipment, net	$49,587	$58,080

Depreciation and amortization related to bank premises and equipment charged to noninterest expense was approximately $3.5 million, $4.0 million and $3.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

During the year ended December 31, 2022, the Bank closed two branch locations and sold three tracts of land being held for future branch locations. One of the branch locations, totaling $0.5 million, was reclassified from “Bank premises and equipment, net” to “Other real estate owned, net” in the accompanying consolidated balance sheets. During the year ended December 31, 2022, the Bank recognized a loss of $0.3 million included in “Loss on sale or disposition of fixed assets, net” in the accompanying consolidated statements of income. During the year ended December 31, 2021, the Bank closed two branch locations and reclassified the related land and buildings, totaling $1.9 million, from “Bank premises and equipment, net” to “Other real estate owned, net” in the accompanying consolidated balance sheets, at which point the Bank recognized a $0.4 million loss included in “Loss on sale or disposition of fixed assets, net” in the accompanying consolidated statements of income.

NOTE 7. LEASES

The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.

The Company determines if an arrangement is a lease at inception. Operating leases, with the exception of short-term leases, are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in “Bank premises and equipment, net” and “Accrued taxes and other liabilities”, respectively, in the accompanying consolidated balance sheets. Operating lease ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease pre-payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease. When it is reasonably certain that the Company will exercise an option to extend a lease, the extension is included in the lease term when calculating the present value of lease payments.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately, as the non-lease component amounts are readily determinable.

Quantitative information regarding the Company’s operating leases is presented below as of and for the years ended December 31, 2022 and 2021 (dollars in thousands).

	December 31,
	2022	2021
Total operating lease cost	$610	$610
Weighted average remaining lease term (in years)	7.0	7.8
Weighted average discount rate	2.9%	2.8%

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

At  December 31, 2022, the Company’s operating lease ROU assets and related liabilities were $2.8 million and $2.9 million, respectively, and have remaining terms ranging from 1 to 9 years, including extension options if the Company is reasonably certain they will be exercised.

Future minimum lease payments due under non-cancelable operating leases at December 31, 2022 are presented below (dollars in thousands).

2023	$595
2024	515
2025	476
2026	339
2027	341
Thereafter	1,012
Total	$3,278

At December 31, 2022, the Company had not entered into any material leases that have not yet commenced.

On May 29, 2020, the Bank purchased the first floor of its corporate headquarters building, which is currently occupied by multiple tenants. The Bank assumed the existing leases, all of which are operating leases. The Bank, as lessor, recognized rental income of $0.3 million for both the years ended  December 31, 2022 and 2021.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of goodwill, core deposit intangible assets arising from acquisitions, and a trademark intangible. At December 31, 2022 and 2021, goodwill and other intangible assets, net totaled $43.1 million and $44.0 million, respectively, and included no accumulated impairment losses.

Additions and adjustments to goodwill were recorded during the year ended  December 31, 2021 as a result of the acquisition discussed in Note 2. Business Combinations. The carrying amount of goodwill at December 31, 2022 and 2021 was $40.1 million. The trademark intangible had a carrying value of $0.1 million at December 31, 2022 and 2021.

In accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Company reviews the carrying value of indefinite-lived intangible assets at least annually, or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing on October 31, 2022 and determined that there was no impairment to its goodwill or trademark intangible asset.

Core deposit intangibles have finite lives and are being amortized on an accelerated basis over their estimated useful lives, which range from 10 to 15 years. The table below shows a summary of the core deposit intangible assets as of the dates presented (dollars in thousands).

	December 31,
Core deposit intangibles	2022	2021
Gross carrying amount	$7,486	$7,486
Accumulated amortization	(4,527)	(3,638)
Net carrying amount	$2,959	$3,848

Amortization expense for the core deposit intangible assets recorded in “Depreciation and amortization” in the accompanying consolidated statements of income totaled approximately $0.9 million, $1.0 million, and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The future amortization schedule for the Company’s core deposit intangible assets is displayed in the table below (dollars in thousands). The weighted average amortization period remaining for core deposit intangibles is 6.4 years.

2023	761
2024	643
2025	528
2026	411
2027	288
Thereafter	328
$2,959

NOTE 9. DEPOSITS

Deposits consisted of the following as of the dates presented (dollars in thousands).

	December 31,
	2022	2021
Noninterest-bearing demand deposits	$580,741	$585,465
Interest-bearing demand deposits	565,598	650,868
Money market deposit accounts	208,596	255,501
Savings accounts	155,176	180,837
Time deposits	572,254	447,595
Total deposits	$2,082,365	$2,120,266

The table below summarizes outstanding time deposits as of the dates indicated (dollars in thousands).

	December 31,
	2022	2021
$0 to $99,999	$150,041	$151,963
$100,000 to $249,999	266,456	203,922
$250,000 and above	155,757	91,710
	$572,254	$447,595

The contractual maturities of outstanding time deposits of $100,000 or more are summarized in the table below as of the dates presented (dollars in thousands).

	December 31,
	2022	2021
Time remaining until maturity:
Three months or less	$147,477	$71,728
Over three months through six months	43,695	52,784
Over six months through twelve months	176,874	97,370
Over one year through three years	49,278	63,453
Over three years	4,889	10,297
	$422,213	$295,632

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The approximate scheduled maturities of time deposits for each of the next five years are shown below (dollars in thousands).

2023	$485,317
2024	68,052
2025	10,364
2026	5,293
2027	3,228
$572,254

Public fund deposits as of December 31, 2022 and 2021 totaled approximately $167.5 million and $117.8 million, respectively. The funds were secured by securities with a fair value of approximately $165.5 million and $107.2 million as of December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, total deposits outstanding to executive officers, principal shareholders, directors and to companies in which they are principal owners amounted to approximately $29.9 million and $49.4 million, respectively.

NOTE 10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company utilizes securities sold under agreements to repurchase (“repurchase agreements”) to facilitate the needs of our customers and to facilitate secured short-term funding needs. Repurchase agreements are stated at the amount of cash received in connection with the transaction. The Company monitors collateral levels on a continuous basis and  may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

Repurchase agreements mature on a daily basis. At  December 31, 2022, the Company had no repurchase agreements. At  December 31, 2021, the total balance of repurchase agreements was $5.8 million, and were secured by investment securities with a fair value of approximately $11.0 million. The interest rate paid for repurchase agreements is tiered, based on balance, and is indexed to the federal funds rate. The weighted average interest rate on repurchase agreements was 0.15% at  December 31, 2021. The weighted average rate paid for repurchase agreements during the years ended December 31, 2022, 2021 and 2020 was 0.15%, 0.21% and 0.30%, respectively.

NOTE 11. SUBORDINATED DEBT SECURITIES

On  April 6, 2022, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors and qualified institutional buyers (the “Purchasers”) under which the Company issued $20.0 million in aggregate principal amount of its 5.125% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “2032 Notes”) to the Purchasers at a price equal to 100% of the aggregate principal amount of the 2032 Notes. The 2032 Notes were issued under an indenture, dated April 6, 2022 (the “Indenture”), by and among the Company and UMB Bank, National Association, as trustee.

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

Principal and interest on the 2032 Notes are subject to acceleration only in limited circumstances in the case of certain bankruptcy and insolvency-related events. The 2032 Notes are the unsecured, subordinated obligations of the Company and rank junior in right of payment to our current and future senior indebtedness and to our obligations to our general creditors. The 2032 Notes are intended to qualify as Tier 2 capital for regulatory purposes.

The Company used the majority of the net proceeds to redeem its 6.00% Fixed-to-Floating Rate Subordinated Notes due 2027 (the “2027 Notes”) in June 2022 and utilized the remaining proceeds for share repurchases and for general corporate purposes.

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

On March 24, 2017, the Company issued and sold $18.6 million in aggregate principal amount of its 2027 Notes due March 30, 2027. Beginning on March 30, 2022, the Company could redeem the 2027 Notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The 2027 Notes had an interest rate of 6.00% per annum until March 30, 2022, on which date the interest rate reset quarterly to an annual interest rate equal to the then-current LIBOR plus 394.5 basis points. In June 2022, the Company redeemed the 2027 Notes in full in accordance with their terms at a redemption price equal to 100% of the outstanding principal balance plus accrued and unpaid interest up to but excluding the June 30, 2022 redemption date (“Redemption Date”). The aggregate redemption price, excluding accrued interest, totaled $18.6 million. Interest on the 2027 Notes no longer accrued on or after the Redemption Date.

The carrying value of subordinated debt was $44.2 million and $43.0 million at December 31, 2022 and 2021, respectively. The subordinated debt securities were recorded net of issuance costs of $0.8 million and $0.6 million at December 31, 2022 and 2021, respectively, which are being amortized using the straight-line method over the lives of the respective securities.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 12. OTHER BORROWED FUNDS

Federal Home Loan Bank Advances

FHLB advances and weighted average interest rates at the end of the period by contractual maturity are summarized as of the dates presented (dollars in thousands).

	Amount		Weighted Average Rate
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Fixed rate advances maturing:
2023	$333,500	$—	4.55%	—%
2024	23,500	23,500	1.81	1.81
2028	—	25,000	—	1.77
2033	30,000	30,000	1.88	1.88
	$387,000	$78,500	4.18%	1.82%

As of December 31, 2022, these advances are collateralized by approximately $930.1 million of the Company’s loan portfolio and $0.6 million of the Company’s investment securities in accordance with the Advance Security and Collateral Agreement with the FHLB. As of December 31, 2022, the Company had an additional $533.1 million available under its line of credit with the FHLB.

At December 31, 2022 and 2021, the FHLB advances contractually maturing in 2033 are fixed rate, nonamortizing puttable advances. Under the terms of these advances, the Bank sells the FHLB options to terminate the fixed rate advances at specified points in time prior to the stated maturity dates. The FHLB may terminate the advances on quarterly option exercise dates until maturity. At  December 31, 2021, the FHLB advances contractually maturing in 2028 were fixed rate, nonamortizing puttable advances. Under the terms of these advances, the Bank sells the FHLB options to terminate the fixed rate advances at specified points in time prior to the stated maturity dates. These advances were terminated during the year ended December 31, 2022.

Lines of Credit

The Company has outstanding unsecured lines of credit with its correspondent banks available to assist in the management of short-term liquidity. Any balances drawn on these lines of credit mature daily. At December 31, 2022 and 2021, the available balance on the unsecured lines of credit totaled approximately $60.0 million, with no outstanding balance reflected on the consolidated balance sheets.

Junior Subordinated Debt

The following table provides a summary of the Company’s junior subordinated debentures (dollars in thousands).

	Face Value	Carrying Value	Maturity Date	Variable Interest Rate	Interest Rate at December 31, 2022
First Community Louisiana Statutory Trust I	$3,609	$3,609	June 2036	3-month LIBOR + 1.77%	6.54%
BOJ Bancshares Statutory Trust I	3,093	2,450	December 2034	3-month LIBOR + 1.90%	6.67%
Cheaha Statutory Trust I	3,093	2,456	September 2035	3-month LIBOR + 1.70%	6.47%
	$9,795	$8,515

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

The debentures are included on the consolidated balance sheets as liabilities; however, for regulatory purposes, the carrying values of these obligations are eligible for inclusion in Tier I regulatory capital, subject to certain limitations. The total carrying values of $8.5 million and $8.4 million were allowed in the calculation of Tier I regulatory capital at  December 31, 2022 and 2021, respectively.

NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its liability management, the Company has utilized pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. At  December 31, 2022 the Company had no current or forward starting interest rate swap agreements. At  December 31, 2021 the Company had no current interest rate swap agreements, and forward starting interest rate swap agreements with a total notional amount of $115.0 million, all of which were designated as cash flow hedges. The interest rate swaps were determined to be fully effective during the periods presented, and therefore no amount of ineffectiveness has been included in net income. The derivative contracts were between the Company and two counterparties. To mitigate credit risk, securities were pledged to the Company by the counterparties in an amount greater than or equal to the gain position of the derivative contracts. Conversely, securities were pledged to the counterparties by the Company in an amount greater than or equal to the loss position of the derivative contracts, if applicable.

During the year ended  December 31, 2022, the Company voluntarily terminated its remaining interest rate swap agreements with a total notional amount of $115.0 million in response to market conditions. During the year ended  December 31, 2021, the Company voluntarily terminated interest rate swap agreements with a total notional amount of $150.0 million in response to market conditions and as a result of excess liquidity. For years ended  December 31, 2022, and  December 31, 2021, unrealized gains of $6.4 million and $1.4 million, respectively, net of tax expenses of $1.7 million and $0.4 million, respectively, were reclassified from “Accumulated other comprehensive (loss) income” and recorded as “Swap termination fee income” in noninterest income in the accompanying consolidated statements of income.

For the year ended December 31, 2022, a gain of $4.3 million, net of tax expense of $1.2 million, was recognized in “Other comprehensive loss” in the accompanying consolidated statements of comprehensive (loss) income for the change in fair value of the interest rate swap contracts. For the years ended December 31, 2021 and December 31, 2020, a gain of $5.3 million, net of a $1.4 million tax expense, and a loss of $2.3 million net of a $0.6 million tax benefit, respectively, was recognized in “Other comprehensive loss” in the accompanying consolidated statements of comprehensive (loss) income for the change in fair value of the interest rate swap contracts.

There were no assets or liabilities recorded in the accompanying consolidated balance sheet at  December 31, 2022 associated with the swap contracts. The fair value of the swap contracts consisted of gross assets of $2.6 million and gross liabilities of $29,000, netting to a fair value of $2.6 million recorded in “Other assets” in the accompanying consolidated balance sheet at  December 31, 2021.

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, Derivatives and Hedging, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”). The Company did not recognize any gains or losses in other operating income resulting from fair value adjustments during the years ended December 31, 2022, 2021 and 2020.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 14. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Articles of Incorporation give the Company’s board of directors the authority to issue up to 5,000,000 shares of preferred stock. At December 31, 2022, there were no preferred shares outstanding. The preferred shares are considered “blank check” preferred stock. This type of preferred stock allows the board of directors to fix the designations, preferences and relative, participating, optional or other special rights, and qualifications and limitations or restrictions of any series of preferred stock without further shareholder approval.

Common Stock

The Company’s Articles of Incorporation give the Company’s board of directors the authority to issue up to 40,000,000 shares of common stock. At December 31, 2022, there were 9,901,847 common shares outstanding compared to 10,343,494 and 10,608,869 at December 31, 2021 and 2020, respectively.

In addition, the Company repurchased 518,978, 359,138, and 661,504 shares of its common stock through its stock repurchase program at an average price of $20.27, $19.24, and $16.75 per share during the years ended  December 31, 2022, 2021 and 2020, respectively.

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

Under the terms of the Company’s 5.125% Fixed-to-Floating Rate Subordinated Notes due 2032, the Company is prohibited from paying dividends upon and during the continuance of any Event of Default under such notes.

These restrictions do not, and are not expected in the future to, materially limit the Company’s ability to pay dividends to its shareholders in an amount consistent with the Company’s history of paying dividends.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Income (Loss)

Activity within the balances in accumulated other comprehensive income (loss), net is shown in the tables below (dollars in thousands).

	For the years ended December 31,
	2022			2021			2020
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized gain (loss), available for sale, net	$4,882	$(48,019)	$(43,137)	$7,493	$(2,611)	$4,882	$3,476	$4,017	$7,493
Reclassification of realized gain, available for sale, net	(5,772)	(5)	(5,777)	(3,939)	(1,833)	(5,772)	(2,131)	(1,808)	(3,939)
Unrealized gain (loss), transfer from available for sale to held to maturity, net	2	(1)	1	3	(1)	2	4	(1)	3
Change in fair value of interest rate swaps designated as cash flow hedges, net	3,501	4,329	7,830	(1,752)	5,253	3,501	542	(2,294)	(1,752)
Reclassification of realized gain, interest rate swap termination, net	(1,450)	(6,380)	(7,830)	—	(1,450)	(1,450)	—	—	—
Accumulated other comprehensive income (loss)	$1,163	$(50,076)	$(48,913)	$1,805	$(642)	$1,163	$1,891	$(86)	$1,805

NOTE 15. STOCK-BASED COMPENSATION

Equity Incentive Plan. The Company’s Amended and Restated 2017 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity awards, such as restricted stock, restricted stock units, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. The Plan has reserved a total of 1,200,000 shares of common stock, 600,000 of which were authorized in 2021, for issuance to eligible participants pursuant to equity awards under the Plan. The Plan is administered by the Compensation Committee of the Company’s board of directors, which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, equity awards will be granted. The Compensation Committee, in its discretion, may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee may approve the terms of equity awards to the Company’s executive officers and directors. At December 31, 2022, approximately 627,958 shares remain available for grant.

Stock Options

During the years ended December 31, 2022, 2021 and 2020, the Company granted 34,379, 38,450, and 58,993 stock options, respectively, to key personnel that vest in one-fifth increments on each of the first five anniversaries of the grant date.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The table below summarizes the Company’s stock option activity for the periods indicated.

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2019	357,214	$16.96	5.93
Granted	58,993	16.96
Forfeited	(4,585)	21.36
Exercised	(3,334)	14.00
Outstanding at December 31, 2020	408,288	17.66	5.57
Granted	38,450	20.72
Forfeited	(30,869)	19.56
Exercised	(47,388)	15.44
Outstanding at December 31, 2021	368,481	18.10	5.05
Granted	34,379	18.92
Forfeited	(42,930)	21.36
Exercised	(9,500)	14.00
Outstanding at December 31, 2022	350,430	17.89	4.19
Exercisable at December 31, 2022	280,550	$17.14	3.38

The aggregate intrinsic value of stock options is calculated as the aggregate difference between the exercise price of the stock options and the fair market value of the Company’s common stock for those stock options having an exercise price lower than the fair market value of the Company’s common stock. At December 31, 2022, the shares underlying outstanding and exercisable stock options had intrinsic values of $1.4 million and $1.3 million, respectively.

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards. The Black-Scholes option pricing model incorporates various subjective assumptions, including expected term and expected volatility. Expected volatility was determined based on the historical volatilities of the Company. Stock option expense of $0.2 million is included in “Salaries and employee benefits” in the accompanying consolidated statements of income for the years ended  December 31, 2022, 2021 and 2020. At December 31, 2022, there was $0.3 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted average period of 3.1 years.

The table below shows the assumptions used for the stock options granted during the years ended December 31, 2022 and 2021.

	2022	2021
Dividend yield	1.70%	1.35%
Expected volatility	38.74%	39.23%
Risk-free interest rate	2.50%	1.25%
Expected term (in years)	6.5	6.5
Weighted average grant date fair value	$6.69	$7.23

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

The Company granted a total of 134,524 RSUs to employees and directors for the year ended December 31, 2022. Of the RSUs granted in 2022, 114,554 shares will vest over five years and 19,970 shares will vest over two years.

The Company granted a total of 129,082 RSUs to employees and directors for the year ended December 31, 2021. Of the RSUs granted in 2021, 105,294 shares will vest over five years and 23,788 shares will vest over two years.

The Company granted a total of 102,953 RSUs to employees and directors for the year ended December 31, 2020. Of the RSUs granted in 2020, 91,268 shares will vest over five years and 11,685 shares will vest over two years.

Compensation expense related to restricted stock and RSUs included in the accompanying consolidated statements of income for the years ended  December 31, 2022, 2021 and 2020 was $2.0 million, $1.6 million and $1.4 million, respectively. The unearned compensation related to these awards is amortized to compensation expense over the vesting period. As of  December 31, 2022, unearned stock-based compensation cost associated with these awards totaled approximately $3.7 million and is expected to be recognized over a weighted average period of 3.3 years.

The following table summarizes the restricted stock and RSU activity for the years ended December 31, 2022 and December 31, 2021.

	December 31,
	2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, beginning of period	241,070	$21.16	207,146	$22.23
Granted	134,524	19.09	129,082	19.91
Forfeited	(30,169)	20.34	(29,642)	21.79
Earned and issued	(91,937)	21.14	(65,516)	21.64
Balance, end of period	253,488	$20.19	241,070	$21.16

NOTE 16. EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) defined contribution plan (the “401(k) Plan”), which covers employees over the age of twenty-one who have completed three months of credited service, as defined by the 401(k) Plan. The 401(k) Plan allows employees to defer a percentage of their salaries subject to certain limits based on federal tax laws. The Company makes matching contributions up to 4% of the employee’s annual salary (subject to certain maximum compensation amounts as prescribed in Internal Revenue Service guidance). Contributions by the Company and participants are immediately vested. Employer matching contributions to the 401(k) Plan for the years ended December 31, 2022, 2021 and 2020 were approximately $1.0 million, $1.0 million and $0.9 million, respectively, and are included in “Salaries and employee benefits” in the accompanying consolidated statements of income.

The 401(k) Plan also allows for discretionary Company contributions in the form of cash or Company stock. Contributions in the form of Company stock are held in a portion of the 401(k) Plan that qualifies as an employee stock ownership plan. The Company made Company stock contributions of $0.1 million and $0.2 million in the years ended December 31, 2022 and  December 31, 2020, respectively. The discretionary components vest in increments of 20% annually over a period of five years based on the employees’ years of service, beginning upon completion of two years of service (such that an employee with six years of service will be 100% vested).

The Bank has entered into Salary Continuation Agreements (“SCA”) with certain officers of the Company. The SCAs represent unfunded, non-qualified deferred compensation arrangements under the Internal Revenue Code of 1986, as amended. The SCAs between the Bank and each officer, as supplemented if applicable, provide that the officer shall receive annual payments of a fixed amount upon attaining the age of 65, with such payments payable monthly over a period of 120 months (10 years). Each officer is also entitled to certain reduced payments following a termination of employment prior to attaining age 65 (other than a termination due to death or with cause), which payments shall be made on the same schedule mentioned above.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The Company maintained a deferred compensation plan for a former employee of First Community Bank, a bank acquired by the Company in 2013. A single premium immediate annuity policy was purchased of which the former employee is the beneficiary. Under this policy, the beneficiary received monthly payments of $2,000 through 2020. The Company also maintains a deferred compensation plan for a former employee of Citizens Bank (“Citizens”), a liability assumed in the Citizens acquisition in 2017. Under the deferred compensation agreement, the former employee will receive monthly payments of $2,000 through May of 2030. The Company also maintains a deferred compensation plan for certain former employees of Cheaha, and associated liabilities of $1.7 million were assumed in the acquisition on April 1, 2021. The deferred compensation plan provides for payments for a period of 15 years following specified retirement dates, which range from 2018 through 2032. On November 3, 2022, the Company’s then-current Chief Financial Officer notified the Company of his intent to separate from all positions at the Company and the Bank, to be effective November 4, 2022. On November 4, 2022, the Company entered into a separation and release agreement with him. The Company's board of directors approved the continuation of his Split-Dollar Life Insurance Agreement following his separation date. Accordingly, in the fourth quarter of 2022, the Company recorded deferred compensation expense and associated liability of $0.2 million. At December 31, 2022 and 2021, the Company had a liability of $5.2 million and $4.3 million, respectively, included in “Accrued taxes and other liabilities” on the accompanying consolidated balance sheets related to these deferred compensation plans. Deferred compensation expenses related to these plans recognized for the years ended December 31, 2022, 2021, and 2020 were approximately $1.0 million, $0.7 million and $0.4 million, respectively, and are included in “Salaries and employee benefits” in the accompanying consolidated statements of income.

NOTE 17. INCOME TAXES

The income tax expense included in the consolidated statements of income is displayed in the table below for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands).

	December 31,
	2022	2021	2020
Current federal income tax expense	$9,075	$2,315	$4,805
Current state income tax expense	219	141	33
Deferred federal income tax expense	(655)	(547)	(1,388)
Total income tax expense	$8,639	$1,909	$3,450

The provision for federal income taxes differs from that computed by applying the federal statutory rate of 21% as indicated in the following analysis for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands).

	December 31,
	2022	2021	2020
Tax based on statutory rate	$9,313	$2,081	$3,641
(Decrease) increase resulting from:
Effect of tax-exempt income	(873)	(348)	(299)
Acquisition costs	—	72	—
Historical tax credits	—	(54)	29
State taxes	219	141	33
Other	(20)	17	46
Total income tax expense	$8,639	$1,909	$3,450
Effective rate	19.5%	19.3%	19.9%

The Company records deferred income tax on the tax effect of changes in timing differences.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The net deferred tax asset was comprised of the following items as of the dates indicated (dollars in thousands).

	December 31,
	2022	2021
Deferred tax liabilities:
Depreciation	$(3,441)	$(4,024)
FHLB stock dividend	(103)	(71)
Unrealized gain on available for sale securities	—	(309)
Basis difference in acquired assets and liabilities	(1,129)	(1,233)
Operating lease right-of-use asset	(598)	(704)
Other	(46)	(167)
Gross deferred tax liability	(5,317)	(6,508)

Deferred tax assets:
Allowance for loan losses	5,180	4,502
Unrealized loss on available for sale securities	13,235	—
Net operating loss carryforward	193	316
Deferred compensation	1,099	903
Basis difference in acquired assets and liabilities	440	709
Employee and director stock awards	576	553
Operating lease liability	619	725
Unearned loan fees	269	379
Employee Retention Credit	—	498
Other	144	162
Gross deferred tax asset	21,755	8,747
Net deferred tax asset	$16,438	$2,239

The Company acquired net operating loss (“NOL”) carryforwards through tax free acquisitions. As of December 31, 2022 and December 31, 2021, the Company’s gross NOL carryforwards were approximately $0.9 million and $1.5 million, respectively. As of December 31, 2022, $0.1 million and $0.8 million of the NOL carryforwards expire in 2033 and 2039, respectively. All available NOL carryforwards are expected to be fully utilized by 2024, therefore the Company did not record a valuation allowance against the NOL carryforwards for the year ended  December 31, 2022.

The Company files income tax returns under U.S. federal jurisdiction and the states of Alabama, Florida, Texas and Louisiana, although the state of Louisiana does not assess an income tax on income resulting from banking operations. The Company is open to examination in the U.S. and the states of Louisiana, Alabama, and Florida for tax years ended December 31, 2019 through December 31, 2022; and Texas for tax years ended December 31, 2018 through  December 31, 2022.

NOTE 18. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The Company also holds Small Business Investment Company qualified funds and other investment funds that do  not have a readily determinable fair value. In accordance with ASC  820, these investments are measured at fair value using the net asset value practical expedient and are  not required to be classified in the fair value hierarchy. At  December 31, 2022 and  December 31, 2021, the fair values of these investments were $2.8 million and $1.8 million, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

In accordance with ASC 820, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Fair Value Hierarchy

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

Based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data, management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted. At December 31, 2022, the majority of our level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.

Loans – The fair value of loans, excluding loans held for sale, is determined using an exit price methodology. The exit price methodology continues to be based on a discounted cash flow analysis, in which projected cash flows are based on contractual cash flows adjusted for prepayments for certain loan types (e.g. residential mortgage loans and multifamily loans) and the use of a discount rate based on expected relative risk of the cash flows. The discount rate selected considers loan type, maturity date, a liquidity premium, cost to service, and cost of capital, which is a level 3 fair value estimate.

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

Long-Term Borrowings, including Junior Subordinated Debt Securities – The fair values of long-term borrowings are estimated using discounted cash flows analyses based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is therefore classified in level 3 of the fair value hierarchy.

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below as of the dates indicated (dollars in thousands).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2022
Assets:
Obligations of the U.S Treasury and U.S. government agencies and corporations	$29,805	$—	$29,805	$—
Obligations of state and political subdivisions	18,378	—	12,413	5,965
Corporate bonds	29,942	—	29,463	479
Residential mortgage-backed securities	251,851	—	251,851	—
Commercial mortgage-backed securities	75,191	—	75,191	—
Equity securities	1,245	1,245	—	—
Total assets	$406,412	$1,245	$398,723	$6,444

December 31, 2021
Assets:
Obligations of the U.S Treasury and U.S. government agencies and corporations	$21,268	$—	$21,268	$—
Obligations of state and political subdivisions	32,585	—	10,471	22,114
Corporate bonds	27,667	—	27,179	488
Residential mortgage-backed securities	199,904	—	199,904	—
Commercial mortgage-backed securities	74,085	—	74,085	—
Equity securities	1,810	1,810	—	—
Derivative financial instruments	2,599	—	2,599	—
Total assets	$359,918	$1,810	$335,506	$22,602

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

	Obligations of
	State and Political	Corporate
	Subdivisions	Bonds	Total
Balance at December 31, 2020	$18,516	$—	$18,516
Realized gains (losses) included in net income	—	—	—
Unrealized losses included in other comprehensive loss	(1,014)	(4)	(1,018)
Purchases	5,000	—	5,000
Sales	—	—	—
Maturities, prepayments, and calls	(388)	—	(388)
Transfers into Level 3	—	492	492
Transfers out of Level 3	—	—	—
Balance at December 31, 2021	$22,114	$488	$22,602
Realized gains (losses) included in net income	—	—	—
Unrealized losses included in other comprehensive loss	(1,474)	(9)	(1,483)
Purchases	—	—	—
Sales	—	—	—
Maturities, prepayments, and calls	(4,840)	—	(4,840)
Transfers into Level 3	—	—	—
Transfers out of Level 3	(9,835)	—	(9,835)
Balance at December 31, 2022	$5,965	$479	$6,444

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at December 31, 2022 and 2021. For the years ended December 31, 2022, 2021 and 2020, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of level 3 assets measured at fair value on a recurring basis at December 31, 2022 and 2021 (dollars in thousands).

	Estimated			Range of
	Fair Value	Valuation Technique	Unobservable Inputs	Discounts
December 31, 2022
Obligations of state and political subdivisions	$5,965	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 12%
Corporate bonds	479	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	4%

December 31, 2021
Obligations of state and political subdivisions	$22,114	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 2%
Corporate bonds	488	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	2%

(1)	Fair values determined through valuation analysis using coupon, yield (discount margin), liquidity and expected repayment dates.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Fair Value of Assets Measured on a Nonrecurring Basis

Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) are summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at December 31, 2022 or 2021 (dollars in thousands).

	Estimated			Range of	Weighted Average
	Fair Value	Valuation Technique	Unobservable Inputs	Discounts	Discount
December 31, 2022
Impaired loans	$4,033	Discounted cash flows, underlying collateral value	Collateral discounts and estimated costs to sell	4% - 100%	53%

December 31, 2021
Impaired loans	$12,703	Discounted cash flows, underlying collateral value	Collateral discounts and estimated costs to sell	10% - 100%	60%

The estimated fair values of the Company’s financial instruments at December 31, 2022 and December 31, 2021 are shown below (dollars in thousands).

	December 31, 2022
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$40,066	$40,066	$40,066	$—	$—
Federal funds sold	193	193	193	—	—
Investment securities	413,472	413,089	—	401,233	11,856
Equity securities	27,254	27,254	1,245	26,009	—
Loans, net of allowance	2,080,403	1,997,287	—	—	1,997,287

Financial liabilities:
Deposits, noninterest-bearing	$580,741	$580,741	$—	$580,741	$—
Deposits, interest-bearing	1,501,624	1,314,407	—	—	1,314,407
FHLB short-term advances	333,500	333,500	—	333,500	—
FHLB long-term advances	53,500	52,147	—	—	52,147
Junior subordinated debt	8,515	8,515	—	—	8,515
Subordinated debt	45,000	42,980	—	42,980	—

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	December 31, 2021
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$96,541	$96,541	$96,541	$—	$—
Federal funds sold	500	500	500	—	—
Investment securities	365,764	366,236	—	336,357	29,879
Equity securities	16,803	16,803	1,810	14,993	—
Loans, net of allowance	1,851,153	1,866,657	—	—	1,866,657
Loans held for sale	620	625	—	—	625
Derivative financial instruments	2,599	2,599	—	2,599	—

Financial liabilities:
Deposits, noninterest-bearing	$585,465	$585,465	$—	$585,465	$—
Deposits, interest-bearing	1,534,801	1,538,052	—	—	1,538,052
Repurchase agreements	5,783	5,783	—	5,783	—
FHLB long-term advances	78,500	77,229	—	—	77,229
Junior subordinated debt	8,384	8,384	—	—	8,384
Subordinated debt	43,600	38,545	—	38,545	—

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

As of December 31, 2022 and 2021, the Bank was considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based and Tier 1 leverage capital ratios as set forth in the table below and not be subject to a written agreement or order with regulators to maintain a specific capital level for any capital measure. There are no conditions or events since the regulatory framework for prompt corrective action was issued that management believes have changed the Bank’s category.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2022 and December 31, 2021 are presented in the tables below (dollars in thousands).

	Actual		Capital Adequacy*		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Tier 1 leverage capital
Investar Holding Corporation	$231,048	8.53%	$108,405	4.00%	NA	NA
Investar Bank	267,603	9.89	108,275	4.00	$135,344	5.00%

Common Equity Tier 1 risk-based capital
Investar Holding Corporation	221,548	9.79	158,457	7.00	NA	NA
Investar Bank	267,603	11.83	158,355	7.00	147,044	6.50

Tier 1 risk-based capital
Investar Holding Corporation	231,048	10.21	192,412	8.50	NA	NA
Investar Bank	267,603	11.83	192,288	8.50	180,977	8.00

Total risk-based capital
Investar Holding Corporation	300,009	13.25	237,685	10.50	NA	NA
Investar Bank	292,339	12.92	237,532	10.50	226,221	10.00

December 31, 2021
Tier 1 leverage capital
Investar Holding Corporation	$206,899	8.12%	$101,983	4.00%	NA	NA
Investar Bank	244,541	9.60	101,851	4.00	$127,313	5.00%

Common Equity Tier 1 risk-based capital
Investar Holding Corporation	197,399	9.45	146,291	7.00	NA	NA
Investar Bank	244,541	11.72	146,086	7.00	135,651	6.50

Tier 1 risk-based capital
Investar Holding Corporation	206,899	9.90	177,639	8.50	NA	NA
Investar Bank	244,541	11.72	177,390	8.50	166,956	8.00

Total risk-based capital
Investar Holding Corporation	271,416	12.99	219,436	10.50	NA	NA
Investar Bank	266,069	12.75	219,129	10.50	208,694	10.00

*The minimum ratios and amounts under the column for Capital Adequacy for December 31, 2022 and December 31, 2021 reflect the minimum regulatory capital ratios imposed under Basel III plus the fully phased-in capital conservation buffer of 2.5%.

Applicable Federal statutes, regulations, and guidance impose restrictions on the amounts of dividends that may be declared by the Company and the Bank. In addition to the formal statutes, regulations, and guidance, regulatory authorities also consider the adequacy of the Company’s and the Bank’s total capital in relation to its assets, deposits, risk profile, and other such items and, as a result, capital adequacy considerations could further limit the availability of dividends from the Company and the Bank. The Company is also subject to dividend restrictions under the terms of its 2029 Notes, 2032 Notes, and junior subordinated debentures. See “Common Stock – Dividend Restrictions” in Note 14. Stockholders’ Equity, for more information.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 20. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. At December 31, 2022 and 2021, the reserve for unfunded loan commitments was $0.4 million and $0.7 million, respectively, and is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets.

Commitments to extend credit are agreements to lend money with fixed expiration dates or termination clauses. The Company applies the same credit standards used in the lending process when extending these commitments, and periodically reassesses the customer’s creditworthiness through ongoing credit reviews. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral is obtained based on the Company’s assessment of the transaction. Substantially all standby letters of credit issued have expiration dates within one year.

The table below shows the amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	December 31, 2022	December 31, 2021
Loan commitments	$333,040	$349,701
Standby letters of credit	11,379	18,259

Additionally, at December 31, 2022, the Company had unfunded commitments of $1.9 million for its investment in Small Business Investment Company qualified funds.

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

Employment Agreements

On August 1, 2020, the Company entered into an employment agreement with its Chief Executive Officer. The agreement provides that the executive shall receive a minimum annual base salary $510,000, shall be eligible for annual incentive compensation up to a certain percentage of the base salary, subject to the discretion and approval of the Company’s board of directors, and shall be entitled to the payment of severance benefits upon termination under specified circumstances. The initial term of the employment agreement expires on August 1, 2023 and will automatically renew for successive one-year periods unless written notice of non-renewal is given by either party to the other at least ninety (90) days prior to the expiration of the then-current term.

On August 1, 2020, the Company entered into an employment agreement with its then-current Chief Financial Officer. The agreement provided that the executive would receive a minimum annual base salary $285,000, be eligible for annual incentive compensation up to a certain percentage of the base salary, subject to the discretion and approval of the Company’s board of directors, and would be entitled to the payment of severance benefits upon termination under specified circumstances. On November 3, 2022, the Chief Financial Officer notified the Company of his intent to separate from all positions at the Company and the Bank, effective November 4, 2022. On November 4, 2022, the Company entered into a separation and release agreement with him, which provides that he will receive compensation and benefits due in connection with a termination due to “Disability” under the employment agreement and releases the Company from any and all claims arising on or before November 4, 2022.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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

NOTE 21. TRANSACTIONS WITH RELATED PARTIES

The Bank has made and expects in the future to continue to make in the ordinary course of business, loans to directors and executive officers of the Company and the Bank, their affiliated companies, and other related persons. In management’s opinion, these loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk. See Note 4. Loans and Allowance for Loan Losses, for more information regarding lending transactions between the Bank and these related parties.

During 2022 and 2021, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated and other related persons, were deposit customers of the Bank. See Note 9. Deposits, regarding total deposits outstanding to these related parties.

The Company has participated in transactions with related parties for which the Company believes the terms and conditions are comparable to terms that would have been available from a third party that was unaffiliated with the Company. The following describes transactions since January 1, 2020, in addition to the ordinary banking relationships described above, in which the Company has participated in which one or more of its directors, executive officers, their affiliated companies, or other related persons had or will have a direct or indirect material interest.

On May 29, 2020, the Bank purchased the first floor of its corporate headquarters, located at 10500 Coursey Blvd. in Baton Rouge, Louisiana, from Court Plaza Investments, LLC, a former related party entity that is controlled by one of the Company’s former directors, who resigned from the Company's board of directors during 2022. Following the purchases of the second and third floors in previous years, the first floor was purchased for $1.8 million and gave the Bank complete ownership of the building, branded as the Investar Tower. The purchase price approximated the appraised value as determined by an independent appraiser.

The Company has engaged in a number of transactions with Joffrion Commercial Division, LLC (“JCD”), a commercial construction company owned and managed by Gordon H. Joffrion, one of the Company’s directors. For each transaction, the Company selected JCD through its public bidding process. The Company did not make any payments to JCD during the year ended December 31, 2022. The Company paid JCD approximately $0.1 million and $0.9 million during the years ended December 31, 2021 and December 31, 2020, respectively.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 22. PARENT COMPANY ONLY FINANCIAL STATEMENTS

BALANCE SHEETS
	December 31,
(dollars in thousands)	2022	2021
ASSETS
Cash and due from banks	$6,153	$3,193
Equity securities	823	1,333
Due from bank subsidiary	937	968
Investment in bank subsidiary	261,737	289,640
Investment in trust	295	295
Trademark intangible	100	100
Other assets	518	299
Total assets	$270,563	$295,828

LIABILITIES
Subordinated debt, net of unamortized issuance costs	$44,225	$42,989
Junior subordinated debt	8,515	8,384
Accounts payable	253	87
Accrued interest payable	567	609
Dividend payable	941	829
Deferred tax liability	280	332
Total liabilities	54,781	53,230

STOCKHOLDERS’ EQUITY
Common stock	9,902	10,343
Surplus	146,587	154,932
Retained earnings	108,206	76,160
Accumulated other comprehensive (loss) income	(48,913)	1,163
Total stockholders’ equity	215,782	242,598
Total liabilities and stockholders’ equity	$270,563	$295,828

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

STATEMENTS OF INCOME
	For the years ended December 31,
(dollars in thousands)	2022	2021
REVENUE
Dividends received from bank subsidiary	$17,000	$35,000
Dividends on corporate stock	19	29
Change in the fair value of equity securities	(35)	228
Interest income from investment in trust	11	5
Total revenue	16,995	35,262
EXPENSE
Interest on borrowings	3,137	2,777
Management fees to bank subsidiary	360	360
Loss on early extinguishment of subordinated debt	222	—
Acquisition expense	—	22
Other expense	666	411
Total expense	4,385	3,570
Income before income taxes and equity in undistributed income (loss) of bank subsidiary	12,610	31,692
Equity in undistributed income (loss) of bank subsidiary	22,172	(24,440)
Income tax benefit	927	748
Net income	$35,709	$8,000

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

STATEMENTS OF CASH FLOWS
	For the years ended December 31,
(dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,709	$8,000
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	(22,172)	24,440
Change in the fair value of equity securities	35	(228)
Amortization of subordinated debt issuance costs and purchase accounting adjustments	197	200
Loss on early extinguishment of subordinated debt	222	—
Net change in:
Due from bank subsidiary	31	(59)
Other assets	5	18
Deferred tax asset	(52)	180
Accrued other liabilities	1,746	1,341
Net cash provided by operating activities	15,721	33,892

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equity securities	(750)	(500)
Proceeds from the sale of equity securities	1,225	574
Purchases of other investments	(225)	(233)
Cash paid for acquisition of Cheaha Financial Group, net of cash acquired	—	(40,935)
Net cash provided by (used in) investing activities	250	(41,094)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(3,552)	(3,090)
Payments to repurchase common stock	(10,540)	(6,925)
Proceeds from stock options exercised	133	732
Proceeds from subordinated debt, net of issuance costs	19,548	—
Extinguishment of subordinated debt	(18,600)	—
Net cash used in financing activities	(13,011)	(9,283)
Net increase (decrease) in cash	2,960	(16,485)
Cash and cash equivalents, beginning of period	3,193	19,678
Cash and cash equivalents, end of period	$6,153	$3,193

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest on borrowings	$3,179	$2,774

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 23. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the years ended December 31, 2022, 2021 and 2020 (in thousands, except share data).

	December 31,
	2022	2021	2020
Earnings per common share - basic
Net income	$35,709	$8,000	$13,889
Less: income allocated to participating securities	(33)	(21)	(73)
Net income allocated to common shareholders	35,676	7,979	13,816
Weighted average basic shares outstanding	10,085,758	10,416,145	10,850,936
Basic earnings per common share	$3.54	$0.77	$1.27

Earnings per common share - diluted
Net income allocated to common shareholders	$35,676	$7,979	$13,816
Weighted average basic shares outstanding	10,085,758	10,416,145	10,850,936
Dilutive effect of securities	94,951	84,157	14,911
Total weighted average diluted shares outstanding	10,180,709	10,500,302	10,865,847
Diluted earnings per common share	$3.50	$0.76	$1.27

The weighted average number of shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	December 31,
	2022	2021	2020
Stock options	15,361	869	71
Restricted stock awards	135	431	10,968
Restricted stock units	15,176	20,828	62,754

NOTE 24. SUBSEQUENT EVENTS

On January 27, 2023, the Bank completed its previously announced sale of certain assets, deposits and other liabilities associated with the Alice and Victoria, Texas locations to First Community Bank, a Texas state bank located in Corpus Christi, Texas. The Bank sold $13.9 million in loans and $14.5 million in deposits. Upon completion of the sale, the Bank recorded a $0.8 million loss on sale or disposal of fixed assets, $0.3 million of occupancy expense to terminate the leases for the branch facilities, and $0.3 million of other miscellaneous expenses.

Management has evaluated all subsequent events and transactions that occurred after December 31, 2022 up through the date that the financial statements were available to be issued and determined that there were no additional events that require disclosure. No events or changes in circumstances were identified that would have an adverse impact on the financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes to internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as provided below, the information required by Item 10 is incorporated by reference to the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”).

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

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership

Except as provided below, the information required by Item 12 is incorporated by reference to the 2023 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information regarding our equity compensation plans as of December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(3)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	382,385	$21.98	627,958
Equity compensation plans not approved by security holders(2)	215,011	15.32	—
Total	597,396	$17.89	627,958

(1)

Represents shares available for issuance under the Company’s Amended and Restated 2017 Long-Term Incentive Compensation Plan (the “Plan”). The Plan authorizes the grant of various types of equity grants and awards, such as restricted stock, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants.

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

(3)	Includes 246,966 shares issuable pursuant to outstanding restricted stock units, which do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Directors Independence

The information required by Item 13 is incorporated by reference to the 2023 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the 2023 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8. Financial Statements and Supplementary Data hereof:

Report of Independent Registered Public Accounting Firms (PCAOB ID: 171)

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Income for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

(2)

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Number	Description	Location
2.1	Agreement and Plan of Reorganization dated January 21, 2021 by and among Investar Holding Corporation, Cheaha Financial Group, Inc. and High Point Acquisition, Inc.	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed January 25, 2021 and incorporated herein by reference

3.1	Restated Articles of Incorporation of Investar Holding Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

3.2	Amended and Restated By-laws of Investar Holding Corporation	Exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed October 10, 2017 and incorporated herein by reference

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

4.2	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934	Exhibit 4.2 to the Annual Report on Form 10-K of the Company filed March 9, 2022 and incorporated herein by reference

4.3	Form of 5.125% Fixed to Floating Rate Subordinated Note due 2029	Exhibit 4.1 to the Current Report on Form 8-K filed November 14, 2019 and incorporated herein by reference

4.4	Indenture, dated April 6, 2022, by and among Investar Holding Corporation and UMB Bank, National Association, as trustee	Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.

4.5	Form of 5.125% Fixed-to-Floating Rate Subordinated Note due 2032	Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference

4.6	Form of Subordinated Note Purchase Agreement, dated April 6, 2022, by and among Investar Holding Corporation and the several purchasers identified on the signature pages thereto	Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference

4.7	Form of Registration Rights Agreement, dated April 6, 2022, by and among Investar Holding Corporation and the several purchasers identified on the signature pages thereto	Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference

10.1	Form of the Director Support Agreement, dated October 10, 2018, among Investar Holding Corporation, Mainland Bank and all of the directors of Mainland Bank parties thereto	Exhibit 10.3 to the Registration Statement on Form S-4 of the Company filed November 30, 2018 and incorporated herein by reference

10.2*	Employment Agreement, dated August 1, 2020 by and among Investar Holding Corporation, Investar Bank, National Association, and John J. D'Angelo	Exhibit 10.1 to the Current Report on Form 8-K filed August 6, 2020 and incorporated herein by reference

10.3*	Employment Agreement, dated August 1, 2020 by and among Investar Holding Corporation, Investar Bank, National Association, and Christopher L. Hufft	Exhibit 10.2 to the Current Report on Form 8-K filed August 6, 2020 and incorporated herein by reference

10.4*	Amended and Restated Investar Holding Corporation 2017 Long-Term Incentive Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K filed May 20, 2021 and incorporated herein by reference

10.5*	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and John D’Angelo	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.6*	Supplemental Salary Continuation Agreement, dated May 22, 2019, by and between Investar Bank and John D’Angelo	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed May 23, 2019 and incorporated herein by reference

10.7*	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and Christopher Hufft	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.8*	Supplemental Salary Continuation Agreement, dated May 22, 2019, by and between Investar Bank and Christopher Hufft	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed May 23, 2019 and incorporated herein by reference

10.9*	Resignation Agreement with Travis Lavergne, dated July 9, 2021	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 4, 2022 and incorporated herein by reference

10.10*	Separation Agreement & Release with Christopher Hufft, dated November 4, 2022	Filed herewith

10.11*	Form of Split Dollar Agreement by and between Investar Bank and each executive entering into a Salary Continuation Agreement	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.12*	Form of First Amendment to Split Dollar Agreement by and between Investar Bank and each executive entering into a Supplemental Salary Continuation Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed May 23, 2019 and incorporated herein by reference

10.13*	Amendment to the Split Dollar Agreement between Investar Bank and Christopher Hufft, dated November 1, 2022	Filed herewith

10.14*	Investar Holding Corporation 2014 Long-Term Incentive Compensation Plan, as amended by Amendment No. 1 to Investar Holding Corporation 2014 Long Term Incentive Plan

Exhibit 10.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and, as to Amendment No.1, Exhibit 99.2 to the Registration Statement on Form S-8 of the Company filed October 30, 2014, each of which is incorporated herein by reference

10.15*	Form of Stock Option Grant Agreement	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.16*	Form of Restricted Stock Award Agreement for Employees	Exhibit 10.3 to the Annual Report on Form 10-K of the Company filed March 11, 2016 and incorporated herein by reference

10.17*	Form of Restricted Stock Award Agreement for Non-Employee Directors	Exhibit 10.4 to the Annual Report on Form 10-K of the Company filed March 11, 2016 and incorporated herein by reference

10.18*	Form of Restricted Stock Unit Agreement for Employees	Exhibit 10.15 to the Annual Report on Form 10-K of the Company filed March 15, 2019 and incorporated herein by reference

10.19*	Form of Restricted Stock Unit Agreement for Non-Employee Directors	Exhibit 10.16 to the Annual Report on Form 10-K of the Company filed March 15, 2019 and incorporated herein by reference

10.20*	Investar Holding Corporation 401(k) Plan, as restated effective January 1, 2021	Exhibit 10.20 to the Annual Report on Form 10-K of the Company filed March 10, 2021 and incorporated herein by reference

21	Subsidiaries of the Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

23.1	Consent of Horne LLP	Filed herewith

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)	Filed herewith

* Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTAR HOLDING CORPORATION

Date:	March 8, 2023	by:	/s/John J. D’Angelo
John J. D’Angelo
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 8, 2023	by:	/s/John J. D’Angelo
John J. D’Angelo
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Date:	March 8, 2023	by:	/s/John R. Campbell
John R. Campbell
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	March 8, 2023	by:	/s/Corey E. Moore
Corey E. Moore
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 8, 2023	by:	/s/James H. Boyce, III
James H. Boyce, III
Director

Date:	March 8, 2023	by:	/s/William H. Hidalgo, Sr.
William H. Hidalgo, Sr.
Chairman of the Board

Date:	March 8, 2023	by:	/s/Rose J. Hudson
Rose J. Hudson
Director

Date:	March 8, 2023	by:	/s/Gordon H. Joffrion, III
Gordon H. Joffrion, III
Director

Date:	March 8, 2023	by:	/s/Robert C. Jordan
Robert C. Jordan
Director

Date:	March 8, 2023	by:	/s/David J. Lukinovich
David J. Lukinovich
Director

Date:	March 8, 2023	by:	/s/Suzanne O. Middleton
Suzanne O. Middleton
Director

Date:	March 8, 2023	by:	/s/Andrew C. Nelson, M.D.
Andrew C. Nelson, M.D.
Director

Date:	March 8, 2023	by:	/s/Frank L. Walker
Frank L. Walker
Director