Form 10-Q
period 2023-03-31
Investar Holding Corp
filed 2023-05-04
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 9,917,350 shares outstanding as of May 1, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$30,571	$30,056
Interest-bearing balances due from other banks	722	10,010
Federal funds sold	—	193
Cash and cash equivalents	31,293	40,259

Available for sale securities at fair value (amortized cost of $462,332 and $467,316, respectively)	406,107	405,167
Held to maturity securities at amortized cost (estimated fair value of $7,805 and $7,922, respectively)	8,048	8,305
Loans	2,109,044	2,104,767
Less: allowance for credit losses	(30,521)	(24,364)
Loans, net	2,078,523	2,080,403
Equity securities	24,617	27,254
Bank premises and equipment, net of accumulated depreciation of $21,670 and $22,025, respectively	47,698	49,587
Other real estate owned, net	662	682
Accrued interest receivable	12,947	12,749
Deferred tax asset	16,434	16,438
Goodwill and other intangible assets, net	42,864	43,147
Bank owned life insurance	57,715	57,379
Other assets	24,761	12,437
Total assets	$2,751,669	$2,753,807

LIABILITIES
Deposits:
Noninterest-bearing	$508,241	$580,741
Interest-bearing	1,637,406	1,501,624
Total deposits	2,145,647	2,082,365
Advances from Federal Home Loan Bank	300,116	387,000
Federal funds purchased	440	—
Subordinated debt, net of unamortized issuance costs	44,248	44,225
Junior subordinated debt	8,545	8,515
Accrued taxes and other liabilities	34,215	15,920
Total liabilities	2,533,211	2,538,025

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 9,900,648 and 9,901,847 shares issued and outstanding, respectively	9,901	9,902
Surplus	146,027	146,587
Retained earnings	106,780	108,206
Accumulated other comprehensive loss	(44,250)	(48,913)
Total stockholders’ equity	218,458	215,782
Total liabilities and stockholders’ equity	$2,751,669	$2,753,807

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended March 31,
	2023	2022
INTEREST INCOME
Interest and fees on loans	$27,359	$21,726
Interest on investment securities:
Taxable	3,085	1,814
Tax-exempt	105	141
Other interest income	428	186
Total interest income	30,977	23,867

INTEREST EXPENSE
Interest on deposits	6,221	976
Interest on borrowings	4,583	1,070
Total interest expense	10,804	2,046
Net interest income	20,173	21,821

Provision for credit losses	388	(449)
Net interest income after provision for credit losses	19,785	22,270

NONINTEREST INCOME
Service charges on deposit accounts	740	667
(Loss) gain on call or sale of investment securities, net	(1)	6
(Loss) gain on sale or disposition of fixed assets, net	(859)	373
(Loss) gain on sale of other real estate owned, net	(142)	41
Swap termination fee income	—	3,344
Gain on sale of loans	75	33
Servicing fees and fee income on serviced loans	6	21
Interchange fees	438	498
Income from bank owned life insurance	336	292
Change in the fair value of equity securities	(4)	11
Other operating income	487	580
Total noninterest income	1,076	5,866
Income before noninterest expense	20,861	28,136

NONINTEREST EXPENSE
Depreciation and amortization	1,052	1,155
Salaries and employee benefits	9,334	9,021
Occupancy	1,024	641
Data processing	875	1,006
Marketing	69	21
Professional fees	633	379
Other operating expenses	3,188	3,210
Total noninterest expense	16,175	15,433
Income before income tax expense	4,686	12,703
Income tax expense	874	2,600
Net income	$3,812	$10,103

EARNINGS PER SHARE
Basic earnings per share	$0.38	$0.98
Diluted earnings per share	0.38	0.97
Cash dividends declared per common share	0.095	0.085

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
Net income	$3,812	$10,103
Other comprehensive income (loss):
Investment securities:
Unrealized gain (loss), available for sale, net of tax expense (benefit) of $1,261 and ($4,587), respectively	4,662	(17,259)
Reclassification of realized loss (gain), available for sale, net of tax expense of $0 and $1, respectively	1	(5)
Derivative financial instruments:
Change in fair value of interest rate swaps designated as cash flow hedges, net of tax expense of $0 and $843, respectively	—	3,172
Reclassification of realized gain, interest rate swap termination, net of tax expense of $0 and $702, respectively	—	(2,642)
Total other comprehensive income (loss)	4,663	(16,734)
Total comprehensive income (loss)	$8,475	$(6,631)

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income (Loss)	Equity
Three months ended:
March 31, 2022
Balance at beginning of period	$10,343	$154,932	$76,160	$1,163	$242,598
Surrendered shares	(14)	(258)	—	—	(272)
Dividends declared, $0.085 per share	—	—	(876)	—	(876)
Stock-based compensation	58	324	—	—	382
Shares repurchased	(77)	(1,467)	—	—	(1,544)
Net income	—	—	10,103	—	10,103
Other comprehensive loss, net	—	—	—	(16,734)	(16,734)
Balance at end of period	$10,310	$153,531	$85,387	$(15,571)	$233,657

March 31, 2023
Balance at beginning of period	$9,902	$146,587	$108,206	$(48,913)	$215,782
Cumulative effect of adoption of ASU 2016-13, net	—	—	(4,295)	—	(4,295)
Surrendered shares	(10)	(177)	—	—	(187)
Options exercised	8	97	—	—	105
Dividends declared, $0.095 per share	—	—	(943)	—	(943)
Stock-based compensation	47	386	—	—	433
Shares repurchased	(46)	(866)	—	—	(912)
Net income	—	—	3,812	—	3,812
Other comprehensive income, net	—	—	—	4,663	4,663
Balance at end of period	$9,901	$146,027	$106,780	$(44,250)	$218,458

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2023	2022
Net income	$3,812	$10,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,052	1,155
Provision for credit losses	388	(449)
Amortization of purchase accounting adjustments	(89)	(63)
Net amortization of securities	45	449
Loss (gain) on call or sale of investment securities, net	1	(6)
Loss (gain) on sale or disposition of fixed assets, net	859	(373)
Loss (gain) on sale of other real estate owned, net	142	(41)
Gain on sale of loans to First Community Bank	(75)	—
FHLB stock dividend	(186)	(9)
Stock-based compensation	433	382
Deferred taxes	(116)	87
Net change in value of bank owned life insurance	(336)	(292)
Amortization of subordinated debt issuance costs	23	23
Change in the fair value of equity securities	4	(11)
Loans held for sale:
Originations	—	(624)
Proceeds from sales	—	1,277
Gain on sale of loans	—	(33)
Net change in:
Accrued interest receivable	(198)	186
Other assets	5,487	1,636
Accrued taxes and other liabilities	1,125	6,814
Net cash provided by operating activities	12,371	20,211

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,364	—
Purchases of securities available for sale	(7,632)	(103,011)
Proceeds from maturities, prepayments and calls of investment securities available for sale	10,209	17,453
Proceeds from maturities, prepayments and calls of investment securities held to maturity	254	323
Proceeds from redemption or sale of equity securities	4,000	213
Purchases of equity securities	(1,182)	(1,293)
Net increase in loans	(18,671)	(1,166)
Proceeds from sales of other real estate owned	794	859
Proceeds from sales of fixed assets	—	2,510
Purchases of fixed assets	(324)	(317)
Purchases of other investments	(279)	—
Distributions from investments	37	3
Cash paid for branch sale to First Community Bank, net of cash received	(596)	—
Net cash used in investing activities	(11,026)	(84,426)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net increase in customer deposits	77,883	65,630
Net increase in federal funds purchased	440	—
Net decrease in repurchase agreements	—	(4,478)
Net decrease in short-term FHLB advances	(56,884)	—
Repayment of long-term FHLB advances	(30,000)	—
Cash dividends paid on common stock	(943)	(829)
Proceeds from stock options exercised	105	—
Payments to repurchase common stock	(912)	(1,544)
Net cash (used in) provided by financing activities	(10,311)	58,779
Net change in cash and cash equivalents	(8,966)	(5,436)
Cash and cash equivalents, beginning of period	40,259	97,041
Cash and cash equivalents, end of period	$31,293	$91,605

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2023.

Nature of Operations

The Company is a financial holding company, headquartered in Baton Rouge, Louisiana that provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association (the “Bank”), a national bank, primarily to meet the needs of individuals, professionals and small to medium-sized businesses. The Company’s primary markets are in south Louisiana, southeast Texas and Alabama. At March 31, 2023, the Company operated 20 full service branches located in Louisiana, two full service branches located in Texas and six full service branches located in Alabama, and had 332 full-time equivalent employees.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses. While management uses available information to recognize credit losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, changes in conditions of our borrowers’ industries or changes in the condition of individual borrowers. As described below under “Accounting Standards Adopted in 2023,” the Company adopted Accounting Standards Update (“ASU”) 2016-13 effective January 1, 2023, which changed how the Company accounts for the allowance for credit losses. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for credit losses may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Other estimates that are susceptible to significant change in the near term relate to the allowance for off-balance sheet credit losses, the fair value of stock-based compensation awards, the determination of other-than-temporary impairments of securities, and the fair value of financial instruments and goodwill. Rapidly changing inflation rates and rising interest rates have made certain estimates more challenging, including those discussed above.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current period presentation.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Standards Adopted in 2023

FASB ASC Topic 326 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” Update No. 2016-13 (“ASU 2016-13”). ASU 2016-13 became effective for the Company as a smaller reporting company on January 1, 2023. ASU 2016-13, also referred to as the Current Expected Credit Loss (“CECL”) standard, requires financial assets measured on an amortized cost basis, including loans and held-to-maturity debt securities, to be presented at an amount net of an allowance for credit losses, which reflects expected losses for the full life of the financial asset. Unfunded lending commitments are also within the scope of this topic.

CECL requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired, and be adjusted each period as a provision for credit losses for changes in expected lifetime credit losses. Under prior GAAP, credit losses were not recognized until the occurrence of the loss was probable and entities, in general, did not attempt to estimate credit losses for the full life of financial assets.

ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the lifetime credit loss estimate. The Company developed a CECL model methodology that calculates expected credit losses over the life of the portfolio by analyzing the composition, characteristics and quality of the loan and securities portfolios, as well as prevailing economic conditions and forecasts. The Company’s CECL calculation estimates loan losses using a combination of discounted cash flow and remaining life analyses. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, when necessary, the model reverts back to the historical loss rates adjusted for qualitative factors related to current conditions using a four-quarter reversion period. The Company adopted ASU 2016-13 using the modified retrospective approach for all loans and off-balance sheet credit exposures measured at amortized cost, other than purchased credit deteriorated (“PCD”) financial assets. Results for reporting periods beginning after December 31, 2022 are presented in accordance with ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

ASU 2016-13 also amended the accounting model for purchased financial assets and replaced the guidance for purchased credit impaired (“PCI”) financial assets with the concept of PCDs. For PCD assets, the CECL estimate is recognized through the allowance for credit losses with an offset to the amortized cost basis of the PCD asset at the date of acquisition. Subsequent changes in the allowance for credit losses for PCD assets are recognized through a provision for credit losses on loans. The Company used the prospective transition approach for PCD loans that were previously classified as PCI and accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). As permitted under ASU 2016-13, the Company did not reassess whether PCI assets meet the criteria of PCD assets as of the date of adoption.

The Company adopted ASU 2016-13 on January 1, 2023, and recorded a one-time, cumulative effect adjustment as shown in the table below (dollars in thousands).

	December 31, 2022	Impact of ASU 2016-13 Adoption	January 1, 2023
Assets:
Allowance for credit losses	$(24,364)	$(5,865)	$(30,229)
Deferred tax asset	16,438	1,142	17,580
Remaining purchase discount on loans(1)	(818)	422	(396)
Liabilities:
Reserve for unfunded loan commitments(2)	372	(6)	366
Stockholders’ Equity
Retained earnings	108,206	(4,295)	103,911

(1) For PCD loans, formerly classified as PCI, the Company applied the guidance under CECL using the prospective transition approach. As a result, the Company adjusted the amortized cost basis of the PCD loans to reclassify the purchase discount to the allowance for credit losses on January 1, 2023.
(2) The allowance for credit losses on unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The related provision for credit losses on unfunded loan commitments is included in “Provision for credit losses” in the accompanying consolidated statement of income for the three months ended March 31, 2023.

In addition, ASU 2016-13 amends the accounting for credit losses on available for sale (“AFS”) securities, requiring expected credit losses on AFS securities to be recorded in an allowance for credit losses rather than as a write-down of the securities’ amortized cost basis when management does not intend to sell or believes that it is not more likely than not that they will be required to sell the securities prior to recovery of the securities’ amortized cost basis. If management has the intent to sell or believes it is more likely than not the Company will be required to sell an impaired available for sale security before recovery of the amortized cost basis, the credit loss is recorded as a direct write-down of the amortized cost basis. Declines in the fair value of AFS securities that are not considered credit related are recognized in accumulated other comprehensive income. In addition, expected credit losses on held to maturity (“HTM”) securities are required to be recorded in an allowance for credit losses rather than as a write-down of the securities’ amortized cost basis. The Company’s AFS and HTM securities portfolios were not materially impacted by the adoption of ASU 2016-13 due to the composition of the portfolios, which consists primarily of U.S. Treasury and U.S. government agencies and corporations securities and mortgage-backed securities. Due to the nature of the investments, current market prices, and the current interest rate environment, the Company determined that the declines in the fair values of the HTM and AFS securities portfolio were not attributable to credit losses. The Company will apply the provisions of ASU 2016-13 to debt securities that have an other-than-temporary impairment on a prospective basis. Accordingly, there was no adjustment made to the amortized cost basis upon adoption. The adoption of ASU 2016-13 did not have a significant impact on the Company’s regulatory capital ratios.

The allowance for credit losses is measured on a pool basis when similar risk characteristics exist and is maintained at an amount which management believes is a current estimate of the expected credit losses for the full life of the relevant pool of loans and related unfunded lending commitments. For modeling purposes, loan pools include: agriculture and farmland, automotive, commercial and industrial, construction and development, commercial real estate - non-owner occupied and multifamily, commercial real estate - owner occupied, credit cards, home equity lines of credit and junior liens, consumer, residential senior liens, and other loans, which primarily consist of public finance. Management periodically reassesses each pool to confirm the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded lending commitments to calculate an allowance for credit losses.

Loans that do not share similar risk characteristics with other loans are excluded from the loan pools and individually evaluated for impairment. Individually evaluated loans are loans for which it is probable that all the amounts due under the contractual terms of the loan will not be collected.

FASB ASC Topic 326 “Financial Instruments – Credit Losses, Troubled Debt Restructurings and Vintage Disclosures” Update No. 2022-02 (“ASU 2022-02”). ASU 2022-02 became effective for the Company on January 1, 2023 and is applied prospectively. ASU 2022-02 amends Topic 326 to eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors that have adopted ASU 2016-13 and, instead, requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendment also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

FASB ASC Topic 848 “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting” Update No. 2020-04 (“ASU 2020-04”) and FASB ASC Topic 848 “Reference Rate Reform: Deferral of the Sunset Date” Update No. 2022-06 (“ASU 2022-06”). In  March 2020, the FASB issued ASU 2020-04, which is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 became effective as of March 12, 2020 and could be adopted any time during the period of January 1, 2020 through December 31, 2022. In  December 2022, the FASB issued ASU 2022-06, which deferred the sunset date of ASU 2020-04 from  December 31, 2022 to  December 31, 2024. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 (in thousands, except share data).

	Three months ended March 31,
	2023	2022
Earnings per common share - basic
Net income	$3,812	$10,103
Less: income allocated to participating securities	(1)	(16)
Net income allocated to common shareholders	3,811	10,087
Weighted average basic shares outstanding	9,908,931	10,335,334
Basic earnings per common share	$0.38	$0.98

Earnings per common share - diluted
Net income allocated to common shareholders	$3,811	$10,087
Weighted average basic shares outstanding	9,908,931	10,335,334
Dilutive effect of securities	83,536	70,449
Total weighted average diluted shares outstanding	9,992,467	10,405,783
Diluted earnings per common share	$0.38	$0.97

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended March 31,
	2023	2022
Stock options	6,011	—
Restricted stock awards	—	11
Restricted stock units	7,760	3,328

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. INVESTMENT SECURITIES

Debt Securities

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
March 31, 2023
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$29,786	$148	$(526)	$29,408
Obligations of state and political subdivisions	19,967	15	(2,142)	17,840
Corporate bonds	33,731	—	(3,251)	30,480
Residential mortgage-backed securities	294,561	13	(42,887)	251,687
Commercial mortgage-backed securities	84,287	274	(7,869)	76,692
Total	$462,332	$450	$(56,675)	$406,107

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2022
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$30,370	$134	$(699)	$29,805
Obligations of state and political subdivisions	21,098	7	(2,727)	18,378
Corporate bonds	33,477	—	(3,535)	29,942
Residential mortgage-backed securities	298,867	10	(47,026)	251,851
Commercial mortgage-backed securities	83,504	179	(8,492)	75,191
Total	$467,316	$330	$(62,479)	$405,167

The Company calculates realized gains and losses on sales of debt securities under the specific identification method. Proceeds from sales of investment securities classified as AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended March 31,
	2023	2022
Proceeds from sales	$2,364	$—
Gross gains	$1	$—
Gross losses	$(2)	$—

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
March 31, 2023
Obligations of state and political subdivisions	$5,411	$2	$(43)	$5,370
Residential mortgage-backed securities	2,637	—	(202)	2,435
Total	$8,048	$2	$(245)	$7,805

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2022
Obligations of state and political subdivisions	$5,538	$1	$(127)	$5,412
Residential mortgage-backed securities	2,767	—	(257)	2,510
Total	$8,305	$1	$(384)	$7,922

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of March 31, 2023 or December 31, 2022.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The approximate fair value of AFS securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2023
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$12,995	$(250)	$2,904	$(276)	$15,899	$(526)
Obligations of state and political subdivisions	8,174	(249)	9,500	(1,893)	17,674	(2,142)
Corporate bonds	11,492	(610)	18,988	(2,641)	30,480	(3,251)
Residential mortgage-backed securities	46,871	(2,865)	203,435	(40,022)	250,306	(42,887)
Commercial mortgage-backed securities	15,568	(725)	42,845	(7,144)	58,413	(7,869)
Total	$95,100	$(4,699)	$277,672	$(51,976)	$372,772	$(56,675)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2022
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$16,017	$(688)	$1,013	$(11)	$17,030	$(699)
Obligations of state and political subdivisions	13,695	(1,427)	4,524	(1,300)	18,219	(2,727)
Corporate bonds	19,606	(1,170)	10,085	(2,365)	29,691	(3,535)
Residential mortgage-backed securities	134,419	(18,122)	116,132	(28,904)	250,551	(47,026)
Commercial mortgage-backed securities	27,181	(2,632)	32,432	(5,860)	59,613	(8,492)
Total	$210,918	$(24,039)	$164,186	$(38,440)	$375,104	$(62,479)

The approximate fair value of HTM securities, and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2023
Obligations of state and political subdivisions	$3,493	$(43)	$—	$—	$3,493	$(43)
Residential mortgage-backed securities	52	(2)	2,384	(200)	2,436	(202)
Total	$3,545	$(45)	$2,384	$(200)	$5,929	$(245)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2022
Obligations of state and political subdivisions	$3,536	$(127)	$—	$—	$3,536	$(127)
Residential mortgage-backed securities	2,510	(257)	—	—	2,510	(257)
Total	$6,046	$(384)	$—	$—	$6,046	$(384)

At  March 31, 2023, 787 of the Company’s debt securities had unrealized losses totaling 13.0% of the individual securities’ amortized cost basis and 12.3% of the Company’s total amortized cost basis of the investment securities portfolio. At such date, 574 of the 787 securities had been in a continuous loss position for over 12 months.

Unrealized losses are generally due to changes in market interest rates. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. Due to the nature of the investments, current market prices, and the current interest rate environment, the Company determined that these declines were not attributable to credit losses at March 31, 2023 or December 31, 2022.

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

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
March 31, 2023
Due within one year	$1,989	$1,962	$915	$916
Due after one year through five years	34,341	33,525	960	961
Due after five years through ten years	50,883	47,639	3,536	3,493
Due after ten years	375,119	322,981	2,637	2,435
Total debt securities	$462,332	$406,107	$8,048	$7,805

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
December 31, 2022
Due within one year	$1,082	$1,072	$915	$915
Due after one year through five years	32,452	31,394	960	961
Due after five years through ten years	52,093	48,229	3,663	3,536
Due after ten years	381,689	324,472	2,767	2,510
Total debt securities	$467,316	$405,167	$8,305	$7,922

Accrued interest receivable on the Company’s investment securities was $1.7 million at both  March 31, 2023 and  December 31, 2022, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

At March 31, 2023, securities with a carrying value of $198.2 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $165.7 million in pledged securities at December 31, 2022.

Equity Securities

Equity securities primarily consist of Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank of Atlanta (“FRB”) stock. Members of the FHLB and FRB are required to own a certain amount of stock based on the level of borrowings and other factors and  may invest in additional amounts. FHLB stock and FRB stock is carried at cost, is restricted as to redemption, and is periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. Equity securities also include investments in our other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of equity securities in our correspondent banks at  March 31, 2023 and  December 31, 2022 was $23.4 million and $26.0 million, respectively.

In addition, equity securities include marketable securities in corporate stocks and mutual funds and totaled $1.2 million at both  March 31, 2023 and  December 31, 2022.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	March 31, 2023	December 31, 2022
Construction and development	$210,274	$201,633
1-4 Family	401,329	401,377
Multifamily	80,980	81,812
Farmland	10,731	12,877
Commercial real estate	967,157	958,243
Total mortgage loans on real estate	1,670,471	1,655,942
Commercial and industrial	425,093	435,093
Consumer	13,480	13,732
Total loans	$2,109,044	$2,104,767

Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees, net of direct loan origination costs and commitment fees, are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable. Unamortized premiums and discounts on loans, included in the total loans balances above, were $0.3 million and $0.8 million at March 31, 2023 and  December 31, 2022, respectively, and unearned income, or deferred fees, on loans was $1.2 million and $1.3 million at March 31, 2023 and  December 31, 2022, respectively and is also included in the total loans balance in the table above.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below provides an analysis of the aging of loans as of  March 31, 2023 (dollars in thousands).

	March 31, 2023
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$210,033	$8	$—	$233	$210,274	$113
1-4 Family	397,211	2,423	1,075	620	401,329	—
Multifamily	80,980	—	—	—	80,980	—
Farmland	10,692	—	—	39	10,731	—
Commercial real estate	965,383	1,254	—	520	967,157	—
Total mortgage loans on real estate	1,664,299	3,685	1,075	1,412	1,670,471	113
Commercial and industrial	423,225	1,093	40	735	425,093	11
Consumer	13,222	71	98	89	13,480	—
Total loans	$2,100,746	$4,849	$1,213	$2,236	$2,109,044	$124

The table below provides an analysis of nonaccrual loans as of  March 31, 2023 and  December 31, 2022 (dollars in thousands).

	March 31, 2023			December 31, 2022(1)
	Nonaccrual With No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Total Nonaccrual Loans
Construction and development	$121	$—	$121	$372
1-4 Family	1,603	41	1,644	1,207
Multifamily	—	—	—	—
Farmland	39	—	39	62
Commercial real estate	1,897	242	2,139	6,032
Total mortgage loans on real estate	3,660	283	3,943	7,673
Commercial and industrial	1,458	59	1,517	2,183
Consumer	43	73	116	130
Total loans	$5,161	$415	$5,576	$9,986

(1) Nonaccrual loans previously reported as of December 31, 2022 excluded $0.5 million of nonaccrual acquired impaired loans being accounted for under ASC 310-30.

The table below provides an analysis of the aging of loans as of  December 31, 2022 (dollars in thousands).

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

Collateral Dependent Loans

Collateral dependent loans are loans for which the repayments, on the basis of our assessment at the reporting date, are expected to be provided substantially through the operation or sale of the collateral and the borrower was experiencing financial difficulty. Loans that do not share risk characteristics are excluded from the loan pools and evaluated on an individual basis, and the Company has determined to evaluate collateral dependent loans individually for impairment. The allowance for credit losses for collateral dependent loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The Company’s collateral dependent loans include all nonaccrual loans shown in the table above. The types of collateral that secure collateral dependent loans are discussed under “Portfolio Segment Risk Factors” below.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Portfolio Segment Risk Factors

The following describes the risk characteristics relevant to each of the Company’s loan portfolio segments.

Construction and Development - Construction and development loans are generally made for the purpose of acquisition and development of land to be improved through the construction of commercial and residential buildings. The successful repayment of these types of loans is generally dependent upon a commitment for permanent financing from the Company, or from the sale of the constructed property. These loans carry more risk than commercial or residential real estate loans due to the dynamics of construction projects, changes in interest rates, the long-term financing market, and state and local government regulations. One such risk is that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and to calculate related loan-to-value ratios. The Company attempts to minimize the risks associated with construction lending by limiting loan-to-value ratios as described above. In addition, as to speculative development loans, the Company generally makes such loans only to borrowers that have a positive pre-existing relationship with us. The Company manages risk by using specific underwriting policies and procedures for these types of loans and by avoiding excessive concentrations in any one business or industry. Construction and development loans are primarily secured by residential and commercial properties, which are under construction and/or redevelopment.

1-4 Family - The 1-4 family portfolio mainly consists of residential mortgage loans to consumers to finance a primary residence. The majority of these loans are secured by first liens on residential properties located in the Company’s market areas and carry risks associated with the creditworthiness of the borrower and changes in the value of the collateral and loan-to-value-ratios. The Company manages these risks through policies and procedures such as limiting loan-to-value ratios at origination, employing experienced underwriting personnel, requiring standards for appraisers, and not making subprime loans.

Multifamily - Multifamily loans are normally made to real estate investors to support permanent financing for multifamily residential income producing properties that rely on the successful operation of the property for repayment. This management mainly involves property maintenance and collection of rents due from tenants. This type of lending carries a lower level of risk, as compared to other commercial lending. In addition, underwriting requirements for multifamily properties are stricter than for other non-owner-occupied property types. The Company manages this risk by avoiding concentrations with any particular customer. Multifamily loans are primarily secured by first liens on multifamily real estate.

Farmland - Farmland loans are often for land improvements related to agricultural endeavors and may include construction of new specialized facilities. These loans are usually repaid through the conversion to permanent financing, or if scheduled loan amortization begins, for the long-term benefit of the borrower’s ongoing operations. Underwriting generally involves intensive analysis of the financial strength of the borrower and guarantor, liquidation value of the subject collateral, the associated unguaranteed exposure, and any available secondary sources of repayment, with the greatest emphasis given to a borrower’s capacity to meet cash flow coverage requirements as set forth by Bank policies. Farmland loans are primarily secured by raw land.

Commercial Real Estate - Commercial real estate loans are extensions of credit secured by owner occupied and non-owner occupied collateral. Underwriting generally involves intensive analysis of the financial strength of the borrower and guarantor, liquidation value of the subject collateral, the associated unguaranteed exposure, and any available secondary sources of repayment, with the greatest emphasis given to a borrower’s capacity to meet cash flow coverage requirements as set forth by Bank policies. Commercial real estate loans typically depend on the successful operation and management of the businesses that occupy these properties or the financial stability of tenants occupying the properties. Nonowner-occupied commercial real estate loans typically are dependent, in large part, on the owner’s ability to rent the property and the ability of the tenants to pay rent, whereas owner-occupied commercial real estate loans typically are dependent, in large part, on the success of the owner’s business. General market conditions and economic activity may impact the performance of these types of loans, including fluctuations in the value of real estate, new job creation trends, and tenant vacancy rates. The Company attempts to limit risk by analyzing a borrower’s cash flow and collateral value on an ongoing basis. The Company also typically requires personal guarantees from the principal owners of the property, supported by a review of their personal financial statements, as an additional means of mitigating our risk. The Company manages risk by avoiding concentrations in any one business or industry. Commercial real estate loans are primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose commercial properties.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commercial and Industrial - Commercial and industrial loans receive similar underwriting treatment as commercial real estate loans in that the repayment source is analyzed to determine its ability to meet cash flow coverage requirements as set forth by Bank policies. Repayment of these loans generally comes from the generation of cash flow as the result of the borrower’s business operations. Commercial lending generally involves different risks from those associated with commercial real estate lending or construction lending. Although commercial loans  may be collateralized by equipment or other business assets (including real estate, if available as collateral), the repayment of these types of loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the general business conditions of the local economy and the borrower’s ability to sell its products and services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, are the chief considerations when assessing the risk of a commercial loan. The liquidation of collateral, if any, is considered a secondary source of repayment because equipment and other business assets  may, among other things, be obsolete or of limited resale value. The Company actively monitors certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors. Commercial and industrial loans also include public finance loans made to governmental entities, which can be taxable or tax-exempt, and are generally repaid using pledged revenue sources including income tax, property tax, sales tax, and utility revenue, among other sources. Commercial and industrial loans are primarily secured by accounts receivable, inventory and equipment.

Consumer - Consumer loans are offered by the Company in order to provide a full range of retail financial services to its customers and include auto loans, credit cards, and other consumer installment loans. Typically, the Company evaluates the borrower’s repayment ability through a review of credit scores and an evaluation of debt to income ratios. Repayment of consumer loans depends upon key consumer economic measures and upon the borrower’s financial stability, and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. A shortfall in the value of any collateral also may pose a risk of loss to the Company for these types of loans. Consumer loans include loans primarily secured by vehicles and unsecured loans.

Refer to Note 1. Summary of Significant Accounting Policies – Accounting Standards Adopted in 2023 for loan pools used for modeling purposes, which are aggregated into the portfolio segments shown above.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the Company’s loan portfolio by year of origination, category, and credit quality indicator as of March 31, 2023 (dollars in thousands).

	March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Construction and development
Pass	$4,092	$8,133	$11,737	$4,666	$1,483	$5,732	$168,694	$3,139	$207,676
Special Mention	—	—	787	—	—	—	—	—	787
Substandard	—	142	142	—	—	77	1,450	—	1,811
Total construction and development	$4,092	$8,275	$12,666	$4,666	$1,483	$5,809	$170,144	$3,139	$210,274

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 Family residential
Pass	$14,591	$99,639	$81,460	$63,823	$30,213	$69,465	$36,456	$1,259	$396,906
Special Mention	—	—	497	—	—	562	—	—	1,059
Substandard	—	292	168	—	408	2,405	91	—	3,364
Total 1-4 family residential	$14,591	$99,931	$82,125	$63,823	$30,621	$72,432	$36,547	$1,259	$401,329

Current-period gross charge-offs	$(22)	$—	$—	$—	$(20)	$—	$—	$—	$(42)

Multifamily
Pass	$1,398	$45,056	$13,259	$4,529	$640	$10,445	$4,923	$730	$80,980
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total multifamily	$1,398	$45,056	$13,259	$4,529	$640	$10,445	$4,923	$730	$80,980

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$958	$1,486	$759	$1,135	$1,202	$3,773	$1,379	$—	$10,692
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	39	—	—	39
Total farmland	$958	$1,486	$759	$1,135	$1,202	$3,812	$1,379	$—	$10,731

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$36,634	$244,524	$217,923	$186,943	$90,029	$133,844	$21,283	$27,749	$958,929
Special Mention	—	—	185	—	—	—	—	—	185
Substandard	—	—	(22)	1,148	469	5,641	807	—	8,043
Total commercial real estate	$36,634	$244,524	$218,086	$188,091	$90,498	$139,485	$22,090	$27,749	$967,157

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & industrial
Pass	$11,879	$165,148	$40,688	$17,940	$9,591	$17,165	$154,769	$1,412	$418,592
Special Mention	—	—	—	—	—	—	4,680	—	4,680
Substandard	—	91	—	250	1,176	123	181	—	1,821
Total commercial and industrial	$11,879	$165,239	$40,688	$18,190	$10,767	$17,288	$159,630	$1,412	$425,093

Current-period gross charge-offs	$—	$—	$(190)	$—	$—	$—	$(190)	$—	$(380)

Consumer
Pass	$2,193	$4,249	$2,366	$1,301	$550	$1,771	$881	$—	$13,311
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	11	3	31	9	115	—	—	169
Total consumer	$2,193	$4,260	$2,369	$1,332	$559	$1,886	$881	$—	$13,480

Current-period gross charge-offs	$(36)	$(7)	$(8)	$(1)	$(5)	$(25)	$(6)	$—	$(88)

Total loans
Pass	$71,745	$568,235	$368,192	$280,337	$133,708	$242,195	$388,385	$34,289	$2,087,086
Special Mention	—	—	1,469	—	—	562	4,680	—	6,711
Substandard	—	536	291	1,429	2,062	8,400	2,529	—	15,247
Total loans	$71,745	$568,771	$369,952	$281,766	$135,770	$251,157	$395,594	$34,289	$2,109,044

Current-period gross charge-offs	$(58)	$(7)	$(198)	$(1)	$(25)	$(25)	$(196)	$—	$(510)

The table below presents the Company’s loan portfolio by category and credit quality indicator as of  December 31, 2022 (dollars in thousands) under the previous incurred loss methodology.

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

The Company had no loans that were classified as doubtful or loss at March 31, 2023. The Company had no loans that were classified as loss at  December 31, 2022.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of the participations and whole loans sold was $19.7 million and $16.9 million at March 31, 2023 and  December 31, 2022, respectively. The unpaid principal balance of these loans was approximately$99.9 million and $92.9 million at March 31, 2023 and  December 31, 2022, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as to companies of which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $63.4 million and $97.0 million as of March 31, 2023 and  December 31, 2022, respectively.

The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	March 31, 2023	December 31, 2022
Balance, beginning of period	$96,977	$97,606
New loans/changes in relationship	1,178	14,570
Repayments/changes in relationship	(34,743)	(15,199)
Balance, end of period	$63,412	$96,977

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Allowance for Credit Losses

Effective January 1, 2023, the Company adopted ASU 2016-13, which uses the CECL accounting methodology for the allowance for credit losses. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired, and be adjusted each period as a provision for credit losses for changes in expected lifetime credit losses. The Company developed a CECL model methodology that calculates expected credit losses over the life of the portfolio by analyzing the composition, characteristics and quality of the loan portfolio, as well as prevailing economic conditions and forecasts. The CECL calculation estimates credit losses using a combination of discounted cash flow and remaining life analyses. The Company evaluates the adequacy of the allowance for credit losses on a quarterly basis.

The allowance for credit losses is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. For each pool of loans, the Company evaluates and applies qualitative adjustments to the calculated allowance for credit losses based on several factors, including, but not limited to, changes in current and expected future economic conditions, changes in the nature and volume of the portfolio, changes in levels of concentrations, changes in the volume and severity of past due loans, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry. Loans that do not share similar risk characteristics with other loans are excluded from the loan pools and individually evaluated for impairment. For collateral dependent loans where the borrower is experiencing financial difficulty, which we evaluate independently from the loan pool, the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, which is based on third party appraisals. Individually evaluated loans that are not collateral dependent are evaluated based on a discounted cash flow methodology. Credits deemed uncollectible are charged to the allowance for credit losses. Provisions for credit losses and recoveries on loans previously charged off are adjusted to the allowance for credit losses.

Refer to Note 1. Summary of Significant Accounting Policies for more information on the adoption of ASU 2016-13.

The Company made the accounting policy election to exclude accrued interest receivable from the amortized cost of loans and the estimate of the allowance for credit losses. Accrued interest receivable on the Company’s loans was $11.0 million and $10.8 million at  March 31, 2023 and  December 31, 2022, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

The table below shows a summary of the activity in the allowance for credit losses for the three months ended March 31, 2023 and 2022 (dollars in thousands).

	Three months ended March 31,
	2023	2022
Balance, beginning of period	$24,364	$20,859
ASU 2016-13 adoption impact(1)	5,865	—
Provision for credit losses on loans(2)	556	(449)
Charge-offs	(510)	(329)
Recoveries	246	1,007
Balance, end of period	$30,521	$21,088

(1) On January 1, 2023 the Company adopted ASU 2016-13, which introduced a new model known as CECL. Refer to Note 1. Summary of Significant Accounting Policies for more information on the adoption of ASU 2016-13.

(2) The $0.4 million provision for credit losses on the consolidated statement of income includes a $0.6 million provision for loan losses and a $0.2 million negative provision for unfunded loan commitments for the three months ended March 31, 2023.

The following tables outline the activity in the allowance for credit losses by collateral type for the three months ended March 31, 2023 and 2022, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of  March 31, 2023 and 2022 (dollars in thousands).

	Three months ended March 31, 2023
	Construction &				Commercial	Commercial &
	Development	1-4 Family	Multifamily	Farmland	Real Estate	Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,555	$3,917	$999	$113	$10,718	$5,743	$319	$24,364
ASU 2016-13 adoption impact	(75)	4,712	(84)	(99)	676	793	(58)	5,865
Provision for credit loss on loans	519	58	(5)	16	30	(100)	38	556
Charge-offs	—	(42)	—	—	—	(380)	(88)	(510)
Recoveries	42	5	—	—	103	69	27	246
Ending balance	$3,041	$8,650	$910	$30	$11,527	$6,125	$238	$30,521
Ending allowance balance for loans individually evaluated for impairment	—	40	—	—	77	18	50	185
Ending allowance balance for loans collectively evaluated for impairment	3,041	8,610	910	30	11,450	6,107	188	30,336
Loans receivable:
Balance of loans individually evaluated for impairment	332	1,850	—	39	2,545	1,574	117	6,457
Balance of loans collectively evaluated for impairment	209,942	399,479	80,980	10,692	964,612	423,519	13,363	2,102,587
Total period-end balance	$210,274	$401,329	$80,980	$10,731	$967,157	$425,093	$13,480	$2,109,044

	Three months ended March 31, 2022
	Construction &				Commercial	Commercial &
	Development	1-4 Family	Multifamily	Farmland	Real Estate	Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,347	$3,337	$673	$383	$9,354	$4,411	$354	$20,859
Provision for credit loss on loans	45	(3)	(83)	13	256	(677)	—	(449)
Charge-offs	—	—	—	(54)	58	(286)	(47)	(329)
Recoveries	16	70	—	—	1	908	12	1,007
Ending balance	$2,408	$3,404	$590	$342	$9,669	$4,356	$319	$21,088
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	468	74	542
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	156	—	—	—	156
Ending allowance balance for loans collectively evaluated for impairment	2,408	3,404	590	186	9,669	3,888	245	20,390
Loans receivable:
Balance of loans individually evaluated for impairment	508	996	—	74	12,940	12,518	186	27,222
Balance of loans acquired with deteriorated credit quality	—	327	—	657	636	—	61	1,681
Balance of loans collectively evaluated for impairment	200,714	366,197	52,500	17,565	894,634	301,575	15,356	1,848,541
Total period-end balance	$201,222	$367,520	$52,500	$18,296	$908,210	$314,093	$15,603	$1,877,444

Loan Modifications to Borrowers Experiencing Financial Difficulty

In January 2023, the Company adopted ASU 2022-02, which eliminated the accounting guidance for TDRs while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 became effective for us on January 1, 2023. See Note 1. Summary of Significant Accounting Policies – Accounting Standards Adopted in 2023.

Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the three months ended March 31, 2023, the Company did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following disclosures are presented under GAAP in effect prior to the adoption of CECL that are no longer applicable or required. The Company has included these disclosures to address the applicable prior periods.

Pre-Adoption  of CECL - Impaired Loans

The Company considered a loan to be impaired when, based on current information and events, the Company determined that it was probable that it would not be able to collect all amounts due according to the loan agreement, including scheduled interest payments. Determination of impairment was treated the same across all classes of loans. When the Company identified a loan as impaired, it measured the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loans was the operation or liquidation of the collateral. In these cases when foreclosure was probable, the Company used the current fair value of the collateral, less selling costs, instead of discounted cash flows. If the Company determined that the value of the impaired loan was less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs, and unamortized premium or discount), the Company recognized impairment through an allowance estimate or a charge-off to the allowance.

When the ultimate collectability of the total principal of an impaired loan was in doubt and the loan was on nonaccrual, all payments were applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan was not in doubt and the loan was on nonaccrual, contractual interest was credited to interest income when received, under the cash basis method.

The following table contains information on the Company’s impaired loans at December 31, 2022 (dollars in thousands).

	December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Construction and development	$366	$375	$—
1-4 Family	1,005	1,082	—
Farmland	62	70	—
Commercial real estate	5,746	21,016	—
Total mortgage loans on real estate	7,179	22,543	—
Commercial and industrial	1,996	2,530	—
Consumer	34	45	—
Total	9,209	25,118	—

With related allowance recorded:
Construction and development	225	498	26
1-4 Family	474	484	46
Commercial real estate	190	190	36
Total mortgage loans on real estate	889	1,172	108
Commercial and industrial	245	292	112
Consumer	96	123	63
Total	1,230	1,587	283

Total loans:
Construction and development	591	873	26
1-4 Family	1,479	1,566	46
Farmland	62	70	—
Commercial real estate	5,936	21,206	36
Total mortgage loans on real estate	8,068	23,715	108
Commercial and industrial	2,241	2,822	112
Consumer	130	168	63
Total	$10,439	$26,705	$283

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Presented in the table below is the average recorded investment of the impaired loans and the related amount of interest income recognized during the time within the period that the loans were impaired. The average recorded investment is calculated based on the month-end balance of the loans during the period reported (dollars in thousands).

	Three months ended March 31,
	2022
	Average	Interest
	Recorded	Income
	Investment	Recognized
With no related allowance recorded:
Construction and development	$511	$4
1-4 Family	1,013	6
Farmland	75	—
Commercial real estate	12,806	6
Total mortgage loans on real estate	14,405	16
Commercial and industrial	8,463	26
Consumer	63	—
Total	22,931	42

With related allowance recorded:
Commercial and industrial	3,926	—
Consumer	108	—
Total	4,034	—

Total loans:
Construction and development	511	4
1-4 Family	1,013	6
Farmland	75	—
Commercial real estate	12,806	6
Total mortgage loans on real estate	14,405	16
Commercial and industrial	12,389	26
Consumer	171	—
Total	$26,965	$42

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pre-Adoption of CECL - Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, the Company granted a concession for other than an insignificant period of time to the borrower that the Company would not otherwise consider, the related loan was classified as a TDR. The Company strived to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before such loans reach nonaccrual status. These modified terms included rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases in which the Company granted the borrower new terms that provided for a reduction of either interest or principal, or otherwise included a concession, the Company identified the loan as a TDR and measured any impairment on the restructuring as previously noted for impaired loans.

During the three months ended March 31, 2022, one loan was modified as a TDR through an adjustment to maturity. For the three-month period ended March 31, 2022, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.

At  December 31, 2022, there were no available balances on loans classified as TDRs that the Company was committed to lend.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive (Loss) Income

Activity within the balances in accumulated other comprehensive (loss) income is shown in the tables below (dollars in thousands).

	Three months ended March 31,
	2023			2022
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized (loss) gain, available for sale, net	$(43,137)	$4,662	$(38,475)	$4,882	$(17,259)	$(12,377)
Reclassification of realized (gain) loss, available for sale, net	(5,777)	1	(5,776)	(5,772)	(5)	(5,777)
Unrealized gain, transfer from available for sale to held to maturity, net	1	—	1	2	—	2
Change in fair value of interest rate swaps designated as cash flow hedges, net	7,830	—	7,830	3,501	3,172	6,673
Reclassification of realized gain, interest rate swap termination, net	(7,830)	—	(7,830)	(1,450)	(2,642)	(4,092)
Accumulated other comprehensive (loss) income	$(48,913)	$4,663	$(44,250)	$1,163	$(16,734)	$(15,571)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its liability management, the Company has historically utilized pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. To mitigate credit risk, securities were pledged to the Company by the counterparties in an amount greater than or equal to the gain position of the derivative contracts. Conversely, securities were pledged to the counterparties by the Company in an amount greater than or equal to the loss position of the derivative contracts, if applicable. The derivative contracts were between the Company and two counterparties. At  March 31, 2023 and  December 31, 2022 the Company had no current or forward starting interest rate swap agreements, other than interest rate swaps related to customer loans, described below. The interest rate swaps were determined to be fully effective during the periods presented, and therefore no amount of ineffectiveness has been included in net income.

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

For the three months ended  March 31, 2022, a gain of $3.2 million, net of a $0.8 million tax expense, has been recognized in “Other comprehensive income (loss)” in the accompanying consolidated statements of comprehensive income (loss) for the change in fair value of the interest rate swaps.

There were no assets or liabilities recorded in the accompanying consolidated balance sheets at March 31, 2023 or  December 31, 2022 associated with the swap contracts, other than interest rate swaps related to customer loans, described below.

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging”, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, “Fair Value Measurement and Disclosure” (“ASC 820”). The Company did not recognize any gains or losses in other operating income resulting from fair value adjustments of these swap agreements during the three months ended March 31, 2023 and 2022. At  March 31, 2023 the Company had notional amounts of $147.2 million in interest rate swap contracts with customers and $147.2 million in offsetting interest rate swap contracts with other financial institutions. The fair value of the swap contracts consisted of gross assets of $17.0 million and gross liabilities of $17.0 million recorded in “Other assets” and “Accrued taxes and other liabilities”, respectively, in the accompanying consolidated balance sheet at  March 31, 2023.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The Company holds Small Business Investment Company qualified funds and other investment funds that do not have a readily determinable fair value. In accordance with ASC 820, these investments are measured at fair value using the net asset value practical expedient and are not required to be classified in the fair value hierarchy. At  March 31, 2023 and  December 31, 2022, the fair values of these investments were $3.0 million and $2.8 million, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data, management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted. At March 31, 2023 and  December 31, 2022, the majority of our level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Estimated	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2023
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$29,408	$—	$29,408	$—
Obligations of state and political subdivisions	17,840	—	12,568	5,272
Corporate bonds	30,480	—	30,012	468
Residential mortgage-backed securities	251,687	—	251,687	—
Commercial mortgage-backed securities	76,692	—	76,692	—
Equity securities	1,241	1,241	—	—
Interest rate swaps - gross assets	16,982	—	16,982	—
Total assets	$424,330	$1,241	$417,349	$5,740
Liabilities:
Interest rate swaps - gross liabilities	$16,982	$—	$16,982	$—

December 31, 2022
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$29,805	$—	$29,805	$—
Obligations of state and political subdivisions	18,378	—	12,413	5,965
Corporate bonds	29,942	—	29,463	479
Residential mortgage-backed securities	251,851	—	251,851	—
Commercial mortgage-backed securities	75,191	—	75,191	—
Equity securities	1,245	1,245	—	—
Total assets	$406,412	$1,245	$398,723	$6,444

Equity securities balances in the table above do not reflect balances of stock held in correspondent banks.

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the three months ended March 31, 2023 and 2022 (dollars in thousands).

	Obligations of State and
	Political Subdivisions	Corporate Bonds
Balance at December 31, 2022	$5,965	$479
Realized gains (losses) included in earnings	—	—
Unrealized losses included in other comprehensive income (loss)	(667)	(11)
Purchases	—	—
Sales	—	—
Maturities, prepayments, and calls	(26)	—
Transfers into level 3	—	—
Transfers out of level 3	—	—
Balance at March 31, 2023	$5,272	$468

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

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at March 31, 2023 and  December 31, 2022. For the three months ended March 31, 2023 and 2022, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of level 3 assets measured at fair value on a recurring basis at March 31, 2023 and  December 31, 2022 (dollars in thousands).

	Estimated
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts
March 31, 2023
Obligations of state and political subdivisions	$5,272	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 11%
Corporate bonds	468	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	7%

December 31, 2022
Obligations of state and political subdivisions	$5,965	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 12%
Corporate bonds	479	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	4%

(1) Fair values determined through valuation analysis using coupon, yield (discount margin), liquidity and expected repayment dates.

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of  March 31, 2023 and  December 31, 2022. There were no liabilities measured on a nonrecurring basis at March 31, 2023 or December 31, 2022 (dollars in thousands).

	Estimated				Weighted Average
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Discount
March 31, 2023
Loans individually evaluated for impairment	$603	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	1% - 100%	25%

December 31, 2022
Impaired loans	$4,033	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	4% - 100%	53%

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	March 31, 2023
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$31,293	$31,293	$31,293	$—	$—
Investment securities	414,155	413,912	—	402,802	11,110
Equity securities	24,617	24,617	1,241	23,376	—
Loans, net of allowance	2,078,523	1,974,527	—	—	1,974,527
Interest rate swaps - gross assets	16,982	16,982	—	16,982	—

Financial liabilities:
Deposits, noninterest-bearing	$508,241	$508,241	$—	$508,241	$—
Deposits, interest-bearing	1,637,406	1,508,477	—	—	1,508,477
FHLB short-term advances and federal funds purchased	277,056	277,056	—	277,056	—
FHLB long-term advances	23,500	22,528	—	—	22,528
Junior subordinated debt	8,545	8,545	—	—	8,545
Subordinated debt	45,000	44,241	—	44,241	—
Interest rate swaps - gross liabilities	16,982	16,982	—	16,982	—

	December 31, 2022
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$40,066	$40,066	$40,066	$—	$—
Federal funds sold	193	193	193	—	—
Investment securities	413,472	413,089	—	401,233	11,856
Equity securities	27,254	27,254	1,245	26,009	—
Loans, net of allowance	2,080,403	1,997,287	—	—	1,997,287

Financial liabilities:
Deposits, noninterest-bearing	$580,741	$580,741	$—	$580,741	$—
Deposits, interest-bearing	1,501,624	1,314,407	—	—	1,314,407
FHLB short-term advances	333,500	333,500	—	333,500	—
FHLB long-term advances	53,500	52,147	—	—	52,147
Junior subordinated debt	8,515	8,515	—	—	8,515
Subordinated debt	45,000	42,980	—	42,980	—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. INCOME TAXES

The income tax expense and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended March 31,
	2023	2022
Income tax expense	$874	$2,600
Effective tax rate	18.7%	20.5%

For the three month period ended March 31, 2023, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain loans, investment securities, and bank owned life insurance. For the three month period ended March 31, 2022, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and bank owned life insurance.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company is a party to financial instruments with off-balance-sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for credit losses on loans. The reserve for unfunded loan commitments was $0.2 million and $0.4 million at  March 31, 2023 and  December 31, 2022, respectively, and is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets.

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

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	March 31, 2023	December 31, 2022
Loan commitments	$354,941	$333,040
Standby letters of credit	15,347	11,379

Additionally, at March 31, 2023, the Company had unfunded commitments of $1.7 million for its investments in Small Business Investment Company qualified funds and other investment funds.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10. LEASES

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

Quantitative information regarding the Company’s operating leases is presented below as of and for the three months ended March 31, 2023 and 2022 (dollars in thousands).

	March 31,
	2023	2022
Total operating lease cost	$125	$152
Weighted-average remaining lease term (in years)	7.6	7.6
Weighted-average discount rate	3.1%	2.9%

At  March 31, 2023, the Company’s operating lease ROU assets and related liabilities were $2.3 million and $2.4 million, respectively, and have remaining terms ranging from 1 to 9 years, including extension options if the Company is reasonably certain they will be exercised.

Future minimum lease payments due under non-cancelable operating leases at March 31, 2023 are presented below (dollars in thousands).

Remainder of 2023	$302
2024	325
2025	336
2026	339
2027	341
Thereafter	1,012
Total	$2,655

At March 31, 2023, the Company had not entered into any material leases that have not yet commenced.

The Bank owns its corporate headquarters building, the first floor of which is occupied by multiple tenants. All tenant leases are operating leases. The Bank, as lessor, recognized lease income of $0.1 million for each of the three month periods ended March 31, 2023 and 2022.

On January 27, 2023, the Bank completed the previously announced sale of certain assets, deposits and other liabilities associated with the Alice and Victoria, Texas branch locations to First Community Bank. Upon the completion of the sale, the Bank recorded $0.3 million of occupancy expense to terminate the remaining contractually obligated lease payments due under non-cancelable operating leases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

When included in this Quarterly Report on Form 10-Q, or in other documents that Investar Holding Corporation (the “Company,” “we,” “our,” or “us”) files with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and similar expressions or the negative version of those words are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. The Company’s forward-looking statements are based on assumptions and estimates that management believes to be reasonable in light of the information available at the time such statements are made. However, many of the matters addressed by these statements are inherently uncertain and could be affected by many factors beyond management’s control. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•	the significant risks and uncertainties for our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements caused by business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate, including risks and uncertainties caused by recent disruptions in the banking industry discussed herein, potential continued higher inflation and interest rates, supply and labor constraints, the war in Ukraine, uncertainty regarding whether the United States Congress will raise the statutory debt limit and the ongoing COVID-19 pandemic;

•	our ability to achieve organic loan and deposit growth, and the composition of that growth;

•	changes (or the lack of changes) in interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing, including potential continued increases in interest rates in 2023;

•	our ability to identify and enter into agreements to combine with attractive acquisition candidates, finance acquisitions, complete acquisitions after definitive agreements are entered into, and successfully integrate and grow acquired operations;

•	our adoption on January 1, 2023 of FASB ASC Topic 326 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” Update No. 2016-13 (“ASU 2016-13”), and inaccuracy of the assumptions and estimates we make in establishing reserves for credit losses and other estimates;

•	changes in the quality or composition of our loan portfolio, including adverse developments in borrower industries or in the repayment ability of individual borrowers;

•

a reduction in liquidity, including as a result of a reduction in the amount of deposits we hold or other sources of liquidity, which may continue to be adversely impacted by the recent disruptions in the banking industry causing bank depositors to move uninsured deposits to other banks or alternative investments outside the banking industry;

•

changes in the quality and composition of, and changes in unrealized losses in, our investment portfolio, including whether we may have to sell securities before their recovery of amortized cost basis and realize losses;

•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;

•	our dependence on our management team, and our ability to attract and retain qualified personnel;

•	the concentration of our business within our geographic areas of operation in Louisiana, Texas and Alabama;

•	concentration of credit exposure;

•	any deterioration in asset quality and higher loan charge-offs, and the time and effort necessary to resolve problem assets;

•	cessation of the one-week and two-month U.S. dollar settings of LIBOR as of December 31, 2021 and the announced cessation of the remaining U.S. dollar LIBOR setting after June 30, 2023, and the related effect on our LIBOR-based financial products and contracts, including, but not limited to, hedging products, debt obligations, investments and loans;

•	ongoing disruptions in the oil and gas industry due to the significant fluctuations in the price of oil and natural gas;

•	data processing system failures and errors;

•	cyberattacks and other security breaches;

•	potential impairment of our goodwill and other intangible assets;

•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;

•	the impact of litigation and other legal proceedings to which we become subject;

•	competitive pressures in the commercial finance, retail banking, mortgage lending and consumer finance industries, as well as the financial resources of, and products offered by, competitors;

•

the impact of changes in laws and regulations applicable to us, including banking, securities and tax laws and regulations and accounting standards, as well as changes in the interpretation of such laws and regulations by our regulators;

•	changes in the scope and costs of FDIC insurance and other coverages;

•	governmental monetary and fiscal policies, including the potential for the Federal Reserve Board to raise target interest rates multiple times during 2023;

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

These factors should not be construed as exhaustive. Additional information on these and other risk factors can be found in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023 (the “Annual Report”) and in Part II Item 1A. “Risk Factors” of this report.

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

Company Overview

This section presents management’s perspective on the consolidated financial condition and results of operations of the Company and its wholly-owned subsidiary, Investar Bank, National Association (the “Bank”). The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included herein, and the audited consolidated financial statements for the year ended December 31, 2022, including the notes thereto, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Through the Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals, and small to medium-sized businesses. Our primary areas of operation are south Louisiana, including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; southeast Texas, primarily Houston and its surrounding area; and Alabama, including York and Oxford and their surrounding areas. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter and its name changed to Investar Bank, National Association. Our strategy includes organic growth through high quality loans and growth through acquisitions, including whole-bank acquisitions and strategic branch acquisitions. At March 31, 2023, we operated 28 full service branches comprised of 20 full service branches in Louisiana, two full service branches in Texas, and six full service branches in Alabama. We have completed seven whole-bank acquisitions since 2011 and regularly review acquisition opportunities. In addition to our branches acquired through acquisitions, during our last three fiscal years and year-to-date March 31, 2023, we opened two de novo branch locations. As of March 31, 2023 and December 31, 2022, estimated uninsured deposits represented approximately 32% and 34%, respectively, of our total deposits.

We closed five branches during our last three fiscal years, and one in Louisiana during the first quarter of 2023, as we continued to evaluate opportunities to improve our branch network efficiency, leverage our digital initiatives and further reduce costs. Four of the branches had been acquired, and the closures involved anticipated synergies that resulted in significant cost savings. In 2022, we sold these five former branch locations and three tracts of land that were being held for future branch locations. On January 27, 2023, we completed our previously announced sale of certain assets, deposits and other liabilities associated with our Alice, Texas and Victoria, Texas branch locations to First Community Bank in order to focus more on our core markets. Of the Bank’s entire branch network, these two locations were geographically the most distant from our Louisiana headquarters.

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

Certain Events That Affect Period-over-Period Comparability

Rising Inflation and Interest Rates. During the entirety of 2021, the federal funds target rate was 0% to 0.25%, and it remained at that rate until March 2022. Inflation reached a near 40-year high in late 2021, driven in large part by economic recovery from the ongoing COVID-19 pandemic, and continued to be high during 2022 and 2023. In response, the Federal Reserve raised interest rates seven times during 2022 and twice in the first quarter of 2023. Between the first quarter of 2022 and the first quarter of 2023, the Federal Reserve has made incremental increases to the target rate, raising, on a cumulative basis, the target rate from 0% to 0.25% by 475 basis points to 4.75% to 5.00%.

The Federal Reserve increased the target rate again on May 3, 2023 to 5.00% to 5.25%, and may increase rates again during the remainder of 2023.

Recent Disruptions in the Banking Industry. Between March 10, 2023 and March 12, 2023, state banking supervisors closed Silicon Valley Bank (“SVB”) and Signature Bank and named the FDIC as receiver. At the time of closure, they were among the 30 largest U.S. banks. While the reasons for their failure are complex and have not been fully investigated, reports indicate that, among other things, both banks had grown in asset size in recent periods at a faster rate than their peers, had large proportions of uninsured deposits (approximately 87.5% and 89.7% of total deposits, respectively) and high unrealized losses on investment securities. SVB’s business strategy focused on serving the technology and venture capital sectors, and Signature Bank had significant exposure to deposits from the digital asset industry. Prior to their closure, both banks experienced sudden and rapid deposit withdrawals. These events caused bank deposit customers, particularly those with uninsured deposits, to become concerned regarding the safety of their deposits, and in some cases caused customers to withdraw deposits. In response to the disruptions, among other things, the Federal Reserve announced a new Bank Term Funding Program (“BTFP”) to provide eligible banks with loans of up to one-year maturity backed by collateral pledged at par value. On April 24, 2023, San Francisco-based First Republic Bank, also among the 30 largest U.S. banks, reported a large deposit outflow and substantially reduced net income. First Republic Bank also had a large proportion of uninsured deposits (67% as of December 31, 2022). On May 1, 2023, regulators seized First Republic Bank and sold all of its deposits and most of its assets to JPMorgan Chase Bank.

In response to the disruptions and related publicity, we formed an internal task force that included members of our Asset/Liability Committee (“ALCO”). The task force met frequently to review our liquidity position and liquidity sources, and oversaw the Bank’s process to qualify for the BTFP in case needed. In addition, we took steps to inform our customers about our financial position, liquidity and insured deposit products. As of March 31, 2023, estimated uninsured deposits represented approximately 32% of our total deposits. For additional information, see “Discussion and Analysis of Financial Condition – Deposits, Liquidity and Capital Resources” and Part II. Item 1A. Risk Factors.

Adoption of ASU 2016-13. As discussed throughout this report, we adopted ASU 2016-13 on January 1, 2023, and recorded a one-time, cumulative effect adjustment that increased the allowance for credit losses by $5.9 million and decreased retained earnings, net of tax, by $4.3 million.

Sale of Two Branches to First Community Bank. On January 27, 2023, we completed the previously announced sale of certain assets, deposits and other liabilities associated with the Alice and Victoria, Texas locations to First Community Bank, a Texas state bank located in Corpus Christi, Texas. We sold approximately $13.9 million in loans and $14.5 million in deposits.

Branch Closures. We closed one branch location in Baton Rouge, Louisiana and one branch location in Westlake, Louisiana in May 2022. We closed one branch in Central, Louisiana in March 2023. We do not expect to open de novo branches during the remainder of 2023.

COVID-19 Pandemic. The COVID-19 pandemic and related governmental control measures severely disrupted financial markets and overall economic conditions in 2020 and 2021. While the impact of the pandemic and the associated uncertainties remained in 2022 and 2023, there has been significant progress made with COVID-19 vaccination levels, which has resulted in the easing of restrictive measures in the United States. At the same time, many industries continue to experience supply chain disruptions and labor shortages. Inflation has also increased significantly, and in response the Federal Reserve has raised the federal funds target rate multiple times in 2022 and 2023, as discussed above. Oil and gas prices have also been volatile due in part to the pandemic and the war in Ukraine. On April 10, 2023, the COVID-19 national emergency was ended by Congress, and the national public health emergency is set to end on May 11, 2023. For additional information, see our Annual Report, Item 1A. Risk Factors, Risks Related to our Business “The ongoing COVID-19 pandemic, or a similar health crisis, may adversely affect our business, employees, borrowers, depositors, counterparties and third-party service providers.”

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

Overview of Financial Condition and Results of Operations

For the three months ended March 31, 2023, net income was $3.8 million, or $0.38 per basic and diluted common share, compared to net income of $10.1 million, or $0.98 and $0.97 per basic and diluted common share, for the three months ended March 31, 2022. Net income decreased primarily due to a $4.8 million decrease in noninterest income and a $1.6 million decrease in net interest income. The decrease in noninterest income is mainly attributable to $3.3 million in swap termination fees recorded during three months ended March 31, 2022 and a loss on sale or disposition of fixed assets of $0.9 million during the three months ended March 31, 2023, resulting from the sale of the Alice and Victoria, Texas branches, compared to a gain on sale or disposition of fixed assets of $0.4 million for three months ended March 31, 2022. The decrease in net interest income was a result of an $8.8 million increase in interest expense partially offset by a $7.1 million increase in interest income. At March 31, 2023, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations. Other key components of our performance for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 are summarized below.

●

Total loans increased $4.3 million, or 0.2%, to $2.11 billion at March 31, 2023, compared to $2.10 billion at December 31, 2022. Excluding loans associated with the Alice and Victoria, Texas branches sold to First Community Bank, total loans increased $18.2 million, or 0.9%, to $2.11 billion at March 31, 2023, compared to $2.09 billion at December 31, 2022.

●	Credit quality metrics improved as nonperforming loans were 0.27% of total loans at March 31, 2023, compared to 0.54% at December 31, 2022.

●	On January 1, 2023, Investar adopted ASU 2016-13. Also referred to as the Current Expected Credit Loss (“CECL”) standard, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Upon adoption, we recorded a one-time, cumulative effect adjustment to increase the allowance for credit losses by $5.9 million and reduce retained earnings, net of tax, by $4.3 million.

●

Total deposits increased $63.3 million, or 3.0%, to $2.15 billion at March 31, 2023, compared to $2.08 billion at December 31, 2022. Noninterest-bearing deposits decreased $72.5 million, or 12.5%, to $508.2 million at March 31, 2023, compared to $580.7 million at December 31, 2022. Time deposits and brokered time deposits increased, and other deposit categories decreased. As of March 31, 2023, estimated uninsured deposits represented approximately 32% of our total deposits.

●	Net interest income for the three months ended March 31, 2023 was $20.2 million, a decrease of $1.6 million, or 7.6%, compared to $21.8 million for the three months ended March 31, 2022, driven primarily by an increase in the rates paid on interest-bearing liabilities partially offset by increases in the volume and yield earned on interest-earning assets.

●

We experienced pressure on our net interest margin as interest rates rose rapidly and we raised rates offered on deposits and incurred higher costs on our borrowings. For the three months ended March 31, 2023, our net interest margin was 3.13%, compared to 3.75% for the three months ended March 31, 2022.

●

Return on average assets decreased to 0.57% for the three months ended March 31, 2023, compared to 1.60% for the three months ended March 31, 2022. Return on average equity was 7.04% for the three months ended March 31, 2023 compared to 16.64% for the three months ended March 31, 2022.

●

During the three months ended March 31, 2023, we paid $0.9 million to repurchase 45,975 shares of common stock, compared to paying $1.5 million to repurchase 77,248 shares of common stock during the three months ended March 31, 2022, and we paid $0.9 million in cash dividends on our common stock, compared to $0.8 million in the first quarter of 2022.

●

We held $31.3 million of cash and cash equivalents at March 31, 2023 and maintained $899.3 million of available funding from Federal Home Loan Bank advances, the BTFP, and unsecured lines of credit with correspondent banks. Although we do not plan to utilize the BTFP, our borrowing capacity under the BTFP is $181.1 million as of April 30, 2023, based on the value of unpledged securities available to be used as collateral, valued at par value as permitted under the program. Cash and cash equivalents and available funding represent 136% of uninsured deposits at March 31, 2023.

●

Accumulated other comprehensive loss improved $4.7 million, or 9.5%, to $44.3 million for the quarter ended March 31, 2023, compared to $48.9 million for the quarter ended December 31, 2022. Available for sale securities comprised 98% of total investment securities at March 31, 2023 and December 31, 2022.

Discussion and Analysis of Financial Condition

Loans

General. Loans constitute our most significant asset, comprising 77% and 76% of our total assets at March 31, 2023 and December 31, 2022, respectively. Total loans increased $4.3 million, or 0.2%, to $2.11 billion at March 31, 2023, compared to $2.10 billion at December 31, 2022. The increase in loans was primarily the result of organic growth. Given the rising interest rate environment, we are emphasizing origination of high margin loans that promote long-term profitability.

The table below sets forth the balance of loans outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	March 31, 2023		December 31, 2022
		Percentage of		Percentage of
	Amount	Total Loans	Amount	Total Loans
Construction and development	$210,274	10.0%	$201,633	9.6%
1-4 Family	401,329	19.0	401,377	19.1
Multifamily	80,980	3.8	81,812	3.9
Farmland	10,731	0.5	12,877	0.6
Commercial real estate
Owner-occupied	433,585	20.6	445,148	21.1
Nonowner-occupied	533,572	25.3	513,095	24.4
Total mortgage loans on real estate	1,670,471	79.2	1,655,942	78.7
Commercial and industrial	425,093	20.2	435,093	20.7
Consumer	13,480	0.6	13,732	0.6
Total loans	$2,109,044	100%	$2,104,767	100%

At March 31, 2023, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $858.7 million, a decrease of $21.6 million, or 2.4%, compared to $880.2 million at December 31, 2022. The decrease in the business lending portfolio is primarily driven by tighter underwriting standards and lower demand due to economic pressures. We also experienced a $20.5 million increase in nonowner-occupied loans due to organic growth.

The following table sets forth loans outstanding at March 31, 2023, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$110,753	$41,812	$29,783	$10,228	$17,698	$210,274
1-4 Family	49,276	82,103	50,221	24,053	195,676	401,329
Multifamily	4,238	62,754	12,462	446	1,080	80,980
Farmland	4,231	4,649	1,851	—	—	10,731
Commercial real estate
Owner-occupied	23,765	83,987	206,899	110,116	8,818	433,585
Nonowner-occupied	36,436	270,168	176,254	50,497	217	533,572
Total mortgage loans on real estate	228,699	545,473	477,470	195,340	223,489	1,670,471
Commercial and industrial	163,922	89,557	102,267	61,347	8,000	425,093
Consumer	3,391	8,368	1,182	374	165	13,480
Total loans	$396,012	$643,398	$580,919	$257,061	$231,654	$2,109,044

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2023 and December 31, 2022, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowings. Investment securities represented 15% of our total assets and totaled $414.2 million at March 31, 2023, an increase of $0.7 million, or 0.2%, from $413.5 million at December 31, 2022. The increase in investment securities at March 31, 2023 compared to December 31, 2022 was driven by a $1.5 million increase in commercial mortgage-backed securities and a $0.5 million increase in corporate bonds partially offset by decreases in all other categories of investments compared to December 31, 2022.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	March 31, 2023		December 31, 2022
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$29,408	7.1%	$29,805	7.2%
Obligations of state and political subdivisions	23,251	5.6	23,916	5.8
Corporate bonds	30,480	7.4	29,942	7.2
Residential mortgage-backed securities	254,324	61.4	254,618	61.6
Commercial mortgage-backed securities	76,692	18.5	75,191	18.2
Total	$414,155	100%	$413,472	100%

The investment portfolio consists of available for sale (“AFS”) and held to maturity (“HTM”) securities. We classify debt securities as HTM if management has the positive intent and ability to hold the securities to maturity. HTM debt securities are stated at amortized cost. Securities not classified as HTM are classified as AFS. As of March 31, 2023, AFS securities comprised 98% of our total investment securities.

We adopted ASU 2016-13 effective January 1, 2023. Due to the nature of the investments, current market prices, and the current interest rate environment, we determined that the declines in the fair values of the AFS and HTM securities portfolio were not attributable to credit losses. Accordingly, there was no adjustment made to the amortized cost basis upon adoption. The carrying values of our AFS securities are adjusted for unrealized gains or losses not attributable to credit losses as valuation allowances, and any gains or losses are reported on an after-tax basis as a component of other comprehensive income (loss). For additional information regarding accounting for our investment securities upon the adoption of ASU 2016-13, see Note 1. Summary of Significant Accounting Policies – Accounting Standards Adopted in 2023 in the Notes to Consolidated Financial Statements contained in Part I Item 1. “Financial Statements” included herein.

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at March 31, 2023 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$915	5.88%	$960	5.88%	$3,536	3.59%	$—	—%
Residential mortgage-backed securities	—	—	—	—	—	—	2,637	3.06
Available for sale:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	619	2.88	13,664	4.02	15,073	5.92	430	5.65
Obligations of state and political subdivisions	92	3.42	1,843	2.42	9,117	2.40	8,915	2.78
Corporate bonds	600	4.23	12,581	3.56	16,550	4.45	4,000	2.69
Residential mortgage-backed securities	—	—	—	—	6,102	2.75	288,459	2.26
Commercial mortgage-backed securities	678	2.76	6,253	3.84	4,041	2.96	73,315	3.42
	$2,904		$35,301		$54,419		$377,756

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.

As of March 31, 2023, we had $56.7 million in unrealized losses, primarily attributable to investment debt securities with contractual maturities due after 10 years, and $0.5 million in unrealized gains in our AFS investment securities portfolio. For additional information, see Note 3. Investment Securities in the Notes to Consolidated Financial Statements contained in Part I Item 1. “Financial Statements” herein.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at March 31, 2023 and December 31, 2022 (dollars in thousands).

	March 31, 2023		December 31, 2022
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$508,241	23.7%	$580,741	27.9%
Interest-bearing demand deposits	538,515	25.1	565,598	27.1
Money market deposit accounts	180,402	8.4	208,596	10.0
Savings accounts	137,336	6.4	155,176	7.5
Brokered time deposits	146,270	6.8	9,990	0.5
Time deposits	634,883	29.6	562,264	27.0
Total deposits	$2,145,647	100%	$2,082,365	100%

Total deposits were $2.15 billion at March 31, 2023, an increase of $63.3 million, or 3.0%, compared to $2.08 billion at December 31, 2022. Time deposits and brokered time deposits increased, and other deposit categories decreased. The majority of the increase in time deposits at March 31, 2023 compared to December 31, 2022 is due to existing customer funds migrating from other deposit categories. Beginning in the fourth quarter of 2022, management utilized brokered time deposits, entirely in denominations of less than $250,000, to secure fixed cost funding and reduce short-term borrowings. We were able to offset core deposit decreases with time deposits and brokered time deposits. The weighted average duration of brokered time deposits at March 31, 2023 was approximately 17 months with a weighted average rate of 4.91%.

Our deposit mix shifted as interest rates rose, as noninterest-bearing deposits as a percentage of total deposits decreased to 23.7% at March 31, 2023 compared to 27.9% at December 31, 2022. Brokered time deposits and time deposits as a percentage of total deposits increased to 6.8% and 29.6%, respectively, at March 31, 2023 compared to 0.5% and 27.0%, respectively, at December 31, 2022.

Borrowings

At March 31, 2023, total borrowings include federal funds purchased through unsecured lines of credit with First National Bankers Bank and The Independent Bankers Bank, advances from the Federal Home Loan Bank (“FHLB”), subordinated debt issued in 2019 and 2022, and junior subordinated debentures assumed through acquisitions.

We had no securities sold under agreements to repurchase at March 31, 2023 and December 31, 2022. Our advances from the FHLB were $300.1 million at March 31, 2023, a decrease of $86.9 million, or 22.5%, from FHLB advances of $387.0 million at December 31, 2022. FHLB advances are used to fund increased loan and investment activity that is not funded by deposits or other borrowings.

We had $0.4 million of federal funds purchased through our unsecured lines of credit at March 31, 2023 and no outstanding balances drawn at December 31, 2022. The carrying value of the subordinated debt was $44.2 million at both March 31, 2023 and December 31, 2022. The $8.5 million in junior subordinated debt at both March 31, 2023 and December 31, 2022 represents the junior subordinated debentures that we assumed through acquisitions.

The average balances and cost of short-term borrowings for the three months ended March 31, 2023 and 2022 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Short-term Borrowings
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Federal funds purchased, FHLB advances and other short-term borrowings	$301,033	$52	4.80%	0.66%
Securities sold under agreements to repurchase	—	5,564	—	0.15
Total short-term borrowings	$301,033	$5,616	4.80%	0.15%

The main source of our short-term borrowings are advances from the FHLB. The rate charged for these advances is directly tied to the Federal Reserve Bank’s federal funds target rate. As previously discussed, the Federal Reserve has raised the federal funds target rate multiple times in 2022 and 2023. As of March 31, 2023, the federal funds target rate was 4.75% to 5.00%.

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

The 2032 Notes have a stated maturity date of April 15, 2032 and will bear interest at a fixed rate of 5.125% per year from and including April 6, 2022 to but excluding April 15, 2027 or earlier redemption date. From April 15, 2027 to but excluding the stated maturity date or earlier redemption date, the 2032 Notes will bear interest at a floating rate equal to the then current three-month term secured overnight financing rate (“SOFR”), plus 277 basis points. As provided in the 2032 Notes, the interest rate on the 2032 Notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR. The 2032 Notes may be redeemed, in whole or in part, on or after April 15, 2027 or, in whole but not in part, under certain other limited circumstances set forth in the Indenture. Any redemption we made would be at a redemption price equal to 100% of the principal balance being redeemed, together with any accrued and unpaid interest to the date of redemption.

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

We used the majority of the net proceeds to redeem our 2027 Notes in June 2022 and utilized the remaining proceeds for share repurchases and general corporate purposes.

For a description of our 2029 Notes, which are outstanding at March 31, 2023, and our 2027 Notes, which have been redeemed as of March 31, 2023, see our Annual Report, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion and Analysis of Financial Condition – Borrowings – 2029 Notes and 2027 Notes” and Note 11 to the financial statements included in such report.

Stockholders’ Equity

Stockholders’ equity was $218.5 million at March 31, 2023, an increase of $2.7 million compared to December 31, 2022. The increase is primarily attributable to a $4.7 million decrease in accumulated other comprehensive loss due to an increase in the fair value of the Bank’s AFS securities portfolio and $3.8 million of net income for the quarter, partially offset by the adoption of the CECL standard, reflected as a one-time, cumulative effect adjustment to retained earnings that decreased retained earnings by $4.3 million after tax. Stockholders’ equity was also reduced during the quarter by the payment of $0.9 million in dividends and $0.9 million to repurchase shares.

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income, our principal source of earnings, is the difference between the interest income generated by interest-earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of interest-earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of nonperforming loans, the amount of noninterest-bearing liabilities supporting interest-earning assets, and the interest rate environment.

The primary factors affecting net interest margin are changes in interest rates, competition, and the shape of the interest rate yield curve. The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the federal funds target rate a total of seven times during 2022 and, as of March 31, 2023, twice during 2023 to 4.75% to 5.00%, as discussed in Certain Events That Affect Period-over-Period Comparability – Rising Inflation and Interest Rates.

Three months ended March 31, 2023 vs. three months ended March 31, 2022. Net interest income decreased 7.6% to $20.2 million for the three months ended March 31, 2023 compared to $21.8 million for the same period in 2022. The decrease is primarily due to an increase in both volume of and rates paid on interest-bearing liabilities partially offset by increases in both the volume of interest-earning assets and the yield earned on those assets. Average short-term borrowings increased $295.4 million, as we utilized advances from the FHLB to fund loan growth and investment activity, and resulted in a $3.6 million increase in interest expense compared to the same period in 2022. Average time deposits increased $181.0 million primarily due to higher rates offered and customer funds migrating from other deposit categories, which resulted in a $3.2 million increase in interest expense compared to the same period in 2022. Average brokered time deposits were $67.1 million during the three months ended March 31, 2023 compared to none during the three months ended March 31, 2022. Average loans increased $241.2 million primarily due to organic growth, which in addition to higher loan yields, resulted in a $5.6 million increase in interest income compared to the same period in 2022. Our yield on interest-earning assets increased as did our rate paid on interest-bearing liabilities primarily as a result of the overall increase in prevailing interest rates.

Interest income was $31.0 million for the three months ended March 31, 2023, compared to $23.9 million for the same period in 2022. Loan interest income made up substantially all of our interest income for the three months ended March 31, 2023 and 2022, although interest on investment securities contributed 10.3% of interest income during the first quarter of 2023 compared to 8.2% during the first quarter of 2022. An increase in interest income of $3.0 million can be attributed to the change in the volume of interest-earning assets, and an increase of $4.1 million can be attributed to an increase in the yield earned on those assets. The overall yield on interest-earning assets was 4.80% and 4.10% for the three months ended March 31, 2023 and 2022, respectively. The loan portfolio yielded 5.27% and 4.73% for the three months ended March 31, 2023 and March 31, 2022, respectively, while the yield on the investment portfolio was 2.72% for the three months ended March 31, 2023 compared to 1.90% for the three months ended March 31, 2022. The increase in the overall yield on interest-earning assets compared to the quarter ended March 31, 2022 was primarily driven by a 54 basis point increase in the yield on the loan portfolio and an 87 basis point increase in the yield on the taxable investment securities portfolio.

Interest expense was $10.8 million for the three months ended March 31, 2023, an increase of $8.8 million compared to interest expense of $2.0 million for the three months ended March 31, 2022. An increase of $7.9 million resulted from the increase in the cost of interest-bearing liabilities, primarily short-term borrowings and time deposits, and an increase in interest expense of $0.8 million resulted from the change in volume of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $249.1 million for the three months ended March 31, 2023 compared to the same period in 2022 as average short- and long-term borrowings increased by $268.1 million while average interest-bearing deposits decreased by $19.0 million. As previously discussed, the federal funds target rate was 4.75% to 5.00% as of March 31, 2023, which affects the rate we pay for immediately available overnight funds, long-term borrowings, and deposits. We increased rates offered on our interest-bearing products in order to remain competitive in our markets. The cost of deposits increased 137 basis points to 1.62% for the three months ended March 31, 2023 compared to 0.25% for the three months ended March 31, 2022 as a result of the utilization of brokered time deposits to secure fixed cost funding and reduce short-term borrowings, increases in both the average balance of and rates paid for time deposits, and an increase in rates paid for interest-bearing demand deposits. The cost of interest-bearing liabilities increased 175 basis points to 2.23% for the three months ended March 31, 2023 compared to 0.48% for the same period in 2022, due to both a higher average balance of and an increased cost of short-term borrowings, the cost of which is driven by the Federal Reserve’s federal funds rate and increase in the cost of deposits.

Net interest margin was 3.13% for the three months ended March 31, 2023, a decrease of 62 basis points from 3.75% for the three months ended March 31, 2022. The decrease in net interest margin was primarily driven by a 175 basis point increase in the cost of interest-bearing liabilities partially offset by a 70 basis point increase in the yield on interest-earning assets. We experienced margin pressure beginning late in 2022, which continued into 2023. We raised rates offered on deposits and incurred higher costs on our borrowings compared to the three months ended March 31, 2022. We may experience additional pressure on our net interest margin if our cost of funds increases faster than the yield on our interest-earning assets.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended March 31, 2023 and 2022. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended March 31,
	2023			2022
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$2,103,989	$27,359	5.27%	$1,862,775	$21,726	4.73%
Securities:
Taxable	459,099	3,085	2.73	395,828	1,814	1.86
Tax-exempt	16,496	105	2.58	22,248	141	2.58
Interest-earning balances with banks	35,513	428	4.89	77,461	186	0.97
Total interest-earning assets	2,615,097	30,977	4.80	2,358,312	23,867	4.10
Cash and due from banks	31,356			44,900
Intangible assets	43,000			43,928
Other assets	76,695			134,491
Allowance for credit losses	(30,325)			(20,800)
Total assets	$2,735,823			$2,560,831
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$736,083	$1,594	0.88%	$965,574	$339	0.14%
Brokered demand deposits	—	—	—	3,188	2	0.27
Savings deposits	146,093	16	0.04	180,568	21	0.05
Brokered time deposits	67,088	773	4.68	—	—	—
Time deposits	608,401	3,838	2.56	427,313	614	0.58
Total interest-bearing deposits	1,557,665	6,221	1.62	1,576,643	976	0.25
Short-term borrowings(2)	301,033	3,562	4.80	5,616	2	0.15
Long-term debt	102,604	1,021	4.04	129,904	1,068	3.33
Total interest-bearing liabilities	1,961,302	10,804	2.23	1,712,163	2,046	0.48
Noninterest-bearing deposits	550,503			586,556
Other liabilities	4,328			15,803
Stockholders’ equity	219,690			246,309
Total liabilities and stockholders’ equity	$2,735,823			$2,560,831
Net interest income/net interest margin		$20,173	3.13%		$21,821	3.75%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Three months ended March 31, 2023 vs.
	Three months ended March 31, 2022
	Volume	Rate	Net(1)
Interest income:
Loans	$2,813	$2,820	$5,633
Securities:
Taxable	290	982	1,272
Tax-exempt	(37)	—	(37)
Interest-earning balances with banks	(101)	343	242
Total interest-earning assets	2,965	4,145	7,110
Interest expense:
Interest-bearing demand deposits	(81)	1,335	1,254
Brokered demand deposits	(2)	—	(2)
Savings deposits	(4)	(1)	(5)
Brokered time deposits	774	—	774
Time deposits	260	2,964	3,224
Short-term borrowings	113	3,447	3,560
Long-term debt	(224)	177	(47)
Total interest-bearing liabilities	836	7,922	8,758
Change in net interest income	$2,129	$(3,777)	$(1,648)

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

Noninterest Income

Noninterest income includes, among other things, service charges on deposit accounts, gains and losses on calls or sales of investment securities, gains and losses on sales or dispositions of fixed assets and other real estate owned, swap termination fee income, servicing fees and fee income on serviced loans, interchange fees, income from bank owned life insurance, and changes in the fair value of equity securities. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.

Three months ended March 31, 2023 vs. three months ended March 31, 2022. Total noninterest income decreased $4.8 million, or 81.7%, to $1.1 million for the three months ended March 31, 2023 compared to $5.9 million for the three months ended March 31, 2022. The decrease in noninterest income is mainly attributable to $3.3 million in swap termination fees recorded during the three months ended March 31, 2022 and a loss on sale or disposition of fixed assets of $0.9 million during the three months ended March 31, 2023, resulting from the sale of the Alice and Victoria, Texas branches, compared to a gain on sale or disposition of fixed assets of $0.4 million for three months ended March 31, 2022.

Swap termination fees of $3.3 million were recorded during the three months ended March 31, 2022 when the Bank voluntarily terminated a number of its interest rate swap agreements in response to market conditions. We had no remaining current or forward starting interest rate swap agreements at March 31, 2023, other than interest rate swaps related to customer loans described in Note 6. Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained in Part I Item 1. “Financial Statements” included herein.

Noninterest Expense

Three months ended March 31, 2023 vs. three months ended March 31, 2022. Total noninterest expense was $16.2 million for the three months ended March 31, 2023, an increase of $0.7 million, or 4.8%, compared to the same period in 2022. The increase is primarily a result of $0.7 million in expenses as a result of the sale of the Alice and Victoria, Texas branch locations and a $0.2 million increase in salaries and employee benefits, partially offset by a $0.1 million decrease in depreciation and amortization. As a result of the sale of the Alice and Victoria, Texas branches, we recorded $0.4 million of occupancy expense primarily to terminate the remaining contractually obligated lease payments, $0.1 million of salaries and employee benefits for severance, $0.1 million of professional fees for legal and consulting services, and $0.1 million of depreciation and amortization to accelerate the amortization of the remaining core deposit intangible. The increase in salaries and employee benefits compared to the same period in 2022 is primarily due to an increase in health insurance claims. The decrease in depreciation and amortization compared to the same period in 2022 is primarily due to the closure of two branch locations in 2022.

Income Tax Expense

Income tax expense for the three months ended March 31, 2023 and 2022 was $0.9 million and $2.6 million, respectively. The effective tax rate for the three months ended March 31, 2023 and 2022 was 18.7% and 20.5%, respectively.

For the three months ended March 31, 2023, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain loans, investment securities, and bank owned life insurance. For the three months ended March 31, 2022, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities and bank owned life insurance.

Risk Management

The primary risks associated with our operations are credit, interest rate and liquidity risk. Higher inflation also presents risk. Credit, inflation and interest rate risk are discussed below, while liquidity risk is discussed in this section under the heading Liquidity and Capital Resources below.

Credit Risk and the Allowance for Credit Losses

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

At March 31, 2023 and December 31, 2022, there were no loans classified as loss. There were no loans classified as doubtful at March 31, 2023, compared to $0.2 million at December 31, 2022. At March 31, 2023 and December 31, 2022, there were $15.2 million and $15.0 million, respectively, of loans classified as substandard, and $6.7 million and $12.8 million, respectively, of loans classified as special mention.

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

Allowance for Credit Losses. Effective January 1, 2023, we adopted ASU 2016-13, which uses the CECL accounting methodology for the allowance for credit losses. Upon adoption, we recorded a one-time, cumulative effect adjustment to increase the allowance for credit losses by $5.9 million. The allowance for credit losses was $30.5 million and $24.4 million at March 31, 2023 and December 31, 2022, respectively. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired.

Under ASU 2016-13, the allowance for credit losses on loans is measured on a pool basis when similar risk characteristics exist. The Company’s CECL calculation estimates credit losses using a combination of the discounted cash flow and remaining life methods, as appropriate, depending on the certain portfolio factors including but not limited to size, complexity, and history. The discounted cash flow analysis estimates future cash flows for the loan pool and discounts the cash flows to produce a net present value and ultimately the allowance requirement for the pool. The remaining life method applies a loss rate to a given pool of loans over the estimated remaining life of the given pool. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded lending commitments to calculate an allowance for credit losses on unfunded amounts. For each pool of loans, management also evaluates and applies qualitative adjustments to the calculated allowance for credit losses based on several factors, including, but not limited to, changes in current and expected future economic conditions, changes in the nature and volume of the portfolio, changes in levels of concentrations, changes in the volume and severity of past due loans, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry.

Loans that do not share similar risk characteristics are individually evaluated and are excluded from the pooled loan analysis. The allowance for credit losses on loans that are individually evaluated is based on a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan’s original effective interest rate, observable market price for the loan or the fair value of the collateral underlying certain collateral dependent loans. We evaluate the adequacy of the allowance for credit losses on a quarterly basis. This evaluation is complex and inherently subjective, as it requires estimates by management that are inherently uncertain and therefore susceptible to significant revision as more information becomes available. In future periods evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and provision for credit loss on loans in those future periods.

We maintain a separate allowance for credit losses on unfunded loan commitments, which is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The allowance for credit losses is increased by the provision for credit losses and decreased by charge-offs, net of recoveries. For the three months ended March 31, 2023 and 2022, the provision for credit losses was $0.4 million and negative $0.4 million, respectively.

Refer to Note 1. Summary of Significant Accounting Policies – Accounting Standards Adopted in 2023 for information regarding our adoption of ASU 2016-13. Results for reporting periods beginning after December 31, 2022 are presented in accordance with ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP as discussed in the Annual Report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

The following table presents the allocation of the allowance for credit losses by loan category and the percentage of loans in each loan category to total loans as of the dates indicated (dollars in thousands).

	March 31, 2023		December 31, 2022
	Allowance for Credit Losses	% of Loans in each Category to Total Loans	Allowance for Credit Losses	% of Loans in each Category to Total Loans
Mortgage loans on real estate:
Construction and development	$3,041	10.0%	$2,555	9.6%
1-4 Family	8,650	19.0	3,917	19.1
Multifamily	910	3.8	999	3.9
Farmland	30	0.5	113	0.6
Commercial real estate	11,527	45.9	10,718	45.5
Commercial and industrial	6,125	20.2	5,743	20.7
Consumer	238	0.6	319	0.6
Total	$30,521	100%	$24,364	100%

The following table presents the amount of the allowance for credit losses allocated to each loan category as a percentage of total loans as of the dates indicated.

	March 31, 2023	December 31, 2022
Mortgage loans on real estate:
Construction and development	0.15%	0.12%
1-4 Family	0.41	0.18
Multifamily	0.04	0.05
Farmland	—	0.01
Commercial real estate	0.55	0.51
Commercial and industrial	0.29	0.27
Consumer	0.01	0.02
Total	1.45%	1.16%

As discussed above, the balance in the allowance for credit losses is principally influenced by the provision for credit losses on loans and net loan loss experience. Additions to the allowance for credit losses are charged to the provision for credit losses on loans. Losses are charged to the allowance as incurred and recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

The table below reflects the activity in the allowance for credit losses and key ratios for the periods indicated (dollars in thousands).

	Three months ended March 31,
	2023	2022
Allowance at beginning of period	$24,364	$20,859
ASU 2016-13 adoption impact	5,865	—
Provision for credit losses on loans(1)	556	(449)
Net (charge-offs) recoveries	(264)	678
Allowance at end of period	$30,521	$21,088
Total loans - period end	2,109,044	1,877,444
Nonaccrual loans - period end	5,576	25,641

Key ratios:
Allowance for credit losses to total loans - period end	1.45%	1.12%
Allowance for credit losses to nonaccrual loans - period end	547.36%	82.24%
Nonaccrual loans to total loans - period end	0.26%	1.37%

(1) The $0.4 million provision for credit losses on the consolidated statement of income includes a $0.6 million provision for loan losses and a $0.2 million negative provision for unfunded loan commitments for the three months ended March 31, 2023.

The allowance for credit losses to total loans increased to 1.45% at March 31, 2023 compared to 1.12% at March 31, 2022, and the allowance for credit losses to nonaccrual loans ratio increased to 547% at March 31, 2023 compared to 82% at March 31, 2022. The increases in the allowance for credit losses to total loans and allowance for credit losses to nonaccrual loans compared to March 31, 2022, is primarily due to the one-time, cumulative effect adjustment to increase the allowance for credit losses by $5.9 million recorded upon adoption of ASU 2016-13 on January 1, 2023. Nonaccrual loans were $5.6 million, or 0.26% of total loans, at March 31, 2023, a decrease of $20.1 million compared to $25.6 million, or 1.37% of total loans at March 31, 2022. The decrease in nonaccrual loans is primarily due to large paydowns on one loan relationship impacted by Hurricane Ida in the third quarter of 2021. Many of the loans comprising the total relationship were placed on nonaccrual following the impairment in the third quarter of 2021.

The following table presents the allocation of net (charge-offs) recoveries by loan category for the periods indicated (dollars in thousands).

	Three months ended March 31,
	2023			2022
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs to Average Loans
Mortgage loans on real estate:
Construction and development	$42	$198,551	(0.02)%	$16	$208,768	(0.01)%
1-4 Family	(37)	402,405	0.01	70	364,740	(0.02)
Multifamily	—	80,536	—	—	57,470	—
Farmland	—	11,136	—	(54)	19,043	0.28
Commercial real estate	103	969,667	(0.01)	59	884,271	(0.01)
Commercial and industrial	(311)	428,806	0.07	622	311,812	(0.20)
Consumer	(61)	12,888	0.47	(35)	16,671	0.21
Total	$(264)	$2,103,989	0.01%	$678	$1,862,775	(0.04)%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses on loans. Net charge-offs include recoveries of amounts previously charged off. For the three months ended March 31, 2023, net charge-offs were $0.3 million, or 0.01%, of the average loan balance for the period. Net recoveries for the three months ended March 31, 2022 were $0.7 million, or 0.04%, of the average loan balance for the period.

Management believes the allowance for credit losses at March 31, 2023 is sufficient to provide adequate protection against losses in our portfolio. However, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to higher inflation and interest rates than anticipated, other unanticipated adverse changes in the economy, the scope and duration of the COVID-19 pandemic and its continued influence on the economy, or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events. Effective January 1, 2023, we adopted ASU 2016-13, which uses the CECL accounting methodology for the calculating the allowance for credit losses. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired, and be adjusted each period for changes in expected lifetime credit losses. The CECL methodology replaces multiple prior impairment models under U.S. GAAP that generally required that a loss be “incurred” before it was recognized, and represents a significant change from prior U.S. GAAP. Please refer to Note 1. Summary of Significant Accounting Policies – Accounting Standards Adopted in 2023, in the Notes to Consolidated Financial Statements for information regarding our adoption of ASU 2016-13, effective January 1, 2023.

Nonperforming Assets. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal and interest is delinquent for 90 days or more. Additionally, management may elect to continue the accrual when the estimated net available value of collateral is sufficient to cover the principal balance and accrued interest. It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period of repayment performance by the borrower. Nonperforming loans were $5.7 million, or 0.27% of total loans, at March 31, 2023, a decrease of $5.6 million compared to $11.3 million, or 0.54% of total loans, at December 31, 2022. The decrease in nonperforming loans compared to December 31, 2022 is mainly attributable to large paydowns on one loan relationship impacted by Hurricane Ida.

Restructured Loans

Effective January 1, 2023, we adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”, which eliminated the accounting guidance for troubled debt restructurings (“TDRs”). Prior to our adoption of ASU 2022-02, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at fair value at the time of foreclosure, less estimated selling cost. Losses arising at the time of foreclosure of properties are charged to the allowance for credit losses. Other real estate owned with a cost basis of $0.9 million was sold during the three months ended March 31, 2023 resulting in a loss of $0.1 million for the period. Other real estate owned with a cost basis of $0.8 million was sold during the three months ended March 31, 2022, resulting in a gain of $41,000 for the period. At March 31, 2023, approximately $0.7 million of loans secured by 1-4 family residential property were in the process of foreclosure.

The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	March 31, 2023	December 31, 2022
1-4 Family	$139	$682
Commercial real estate	523	—
Total other real estate owned	$662	$682

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Three months ended March 31,
	2023	2022
Balance, beginning of period	$682	$2,653
Additions	916	1,620
Sales of other real estate owned	(936)	(819)
Balance, end of period	$662	$3,454

Impact of Inflation. Inflation reached a near 40-year high in late 2021 primarily due to effects of the ongoing pandemic and continued rising through June 2022. Since June 2022, the rate of inflation has decelerated; however, it has remained at historically high levels through April 2023. When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, this could impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for credit losses resulting from a possible increased default rate. Inflation may lead to lower loan re-financings. Inflation may also increase the costs of goods and services we purchase, including the costs of salaries and benefits. In response to higher inflation, the Federal Reserve increased the federal funds target rate during 2022 and 2023 as discussed in Certain Events That Affect Period-over-Period Comparability – Rising Inflation and Interest Rates. For additional information, see Interest Rate Risk below, and Item 1A. “Risk Factors – Risks Related to our Business – Changes in interest rates could have an adverse effect on our profitability,” in our Annual Report.

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

The ALCO has been authorized by the board of directors to implement our asset/liability management policy, which establishes guidelines with respect to our exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers and reliance on non-core deposits. The goal of the policy is to enable us to maximize our interest income and maintain our net interest margin without exposing the Bank to excessive interest rate risk, credit risk and liquidity risk. Within that framework, the ALCO monitors our interest rate sensitivity and makes decisions relating to our asset/liability composition.

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At March 31, 2023, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of March 31, 2023
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income(1)
+300	(9.4)%
+200	(6.6)%
+100	(3.1)%
-100	2.1%

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At March 31, 2023 and December 31, 2022, 73% and 70% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. At March 31, 2023, 98% of our investment securities portfolio was classified as AFS and we had gross unrealized losses in our AFS investment securities portfolio of $56.7 million and gross unrealized gains of $0.5 million. The sale of securities in a loss position would cause us to record a loss on sale of investment securities in noninterest income in the period during which the securities were sold. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At March 31, 2023, securities with a carrying value of $198.2 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $165.7 million in pledged securities at December 31, 2022.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2023, the balance of our outstanding advances with the FHLB was $300.1 million, a decrease from $387.0 million at December 31, 2022. The total amount of the remaining credit available to us from the FHLB at March 31, 2023 was $654.1 million. At March 31, 2023, our FHLB borrowings were collateralized by approximately $963.0 million of our loan portfolio and $0.5 million of our investment securities.

Beginning in March 2023, we are eligible to borrow from the Federal Reserve’s Bank Term Funding Program (“BTFP”), which provides additional contingent liquidity through the pledging of certain qualifying securities and other assets. The BTFP is a one year program ending March 11, 2024, and we can borrow any time during the term and can repay the obligation at any time without penalty. Although we do not plan to utilize the BTFP, our borrowing capacity under the BTFP is $185.6 million as of March 31, 2023 based on the value of unpledged securities available to be used as collateral, valued at par value as permitted under the program.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had no repurchase agreements outstanding at March 31, 2023 and December 31, 2022.

We maintain unsecured lines of credit with other commercial banks totaling $60.0 million. These lines of credit are federal funds lines of credit and are used for overnight borrowing only. The lines of credit mature at various times within the next year. The total amount of the remaining credit available to us from federal funds lines of credit at March 31, 2023 was $59.6 million.

At March 31, 2023, we held $31.3 million of cash and cash equivalents and maintained $899.3 million of available funding from Federal Home Loan Bank Advances, the BTFP, and unsecured lines of credit with correspondent banks. Cash and cash equivalents and available funding represent 136% of uninsured deposits of $682.9 million at March 31, 2023.

In addition, at March 31, 2023 and December 31, 2022, we had $45.0 million in aggregate principal amount of subordinated debt outstanding. In April 2022, we completed a private placement of $20.0 million in aggregate principal amount of our 2032 Notes, and used the majority of the proceeds to redeem $18.6 million of our 2027 Notes in June 2022. See discussion above under Discussion and Analysis of Financial Condition – Borrowings – 2032 Notes. For additional information on our 2027, 2029, and 2032 Notes, see our Annual Report for the year ended December 31, 2022, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion and Analysis of Financial Condition – Borrowings” and Note 11 to the financial statements included in such report.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. At March 31, 2023, we held $146.3 million of brokered time deposits and no brokered demand deposits, as defined for federal regulatory purposes, to secure fixed cost funding and reduce short-term borrowings. At December 31, 2022, we held $10.0 million of brokered time deposits and no brokered demand deposits, as defined for federal regulatory purposes. The Bank has historically used brokered demand deposits to satisfy the required borrowings under its interest rate swap agreements. We hold QwickRate® deposits, included in our time deposit balances, which we obtain through a qualified network to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At March 31, 2023, we held $26.4 million of QwickRate® deposits, a decrease compared to $26.5 million at December 31, 2022.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three months ended March 31, 2023 and 2022.

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three months ended March 31,		Three months ended March 31,
	2023	2022	2023	2022
Noninterest-bearing demand deposits	22%	25%	—%	—%
Interest-bearing demand deposits	29	42	0.88	0.14
Brokered demand deposits	—	—	—	0.27
Savings accounts	6	8	0.04	0.05
Brokered time deposits	3	—	4.68	—
Time deposits	24	19	2.56	0.58
Short-term borrowings	12	—	4.80	0.15
Long-term borrowed funds	4	6	4.04	3.33
Total deposits and borrowed funds	100%	100%	1.74%	0.36%

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

During the three months ended March 31, 2023, we paid $0.9 million in dividends, compared to $0.8 million during the three months ended March 31, 2022. We declared dividends on our common stock of $0.095 per share during the three months ended March 31, 2023 compared to dividends of $0.085 per share during the three months ended March 31, 2022. On April 21, 2022 and September 21, 2022, the board of directors approved an additional 400,000 shares and 300,000 shares, respectively, of our common stock for repurchase. The Company had 340,739 shares of its common stock remaining authorized for repurchase under the program at March 31, 2023. During the three months ended March 31, 2023, the Company paid $0.9 million to repurchase 45,975 shares of its common stock, compared to paying $1.5 million to repurchase 77,248 shares of its common stock during the three months ended March 31, 2022.

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

(1)

In order to be well capitalized or adequately capitalized, a bank must satisfy each of the required ratios in the table. In order to be undercapitalized or significantly undercapitalized, a bank would need to fall below just one of the relevant ratio thresholds in the table. In order to be well capitalized, the Bank cannot be subject to any written agreement or order requiring it to maintain a specific level of capital for any capital measure. Pursuant to regulatory capital rules, the Company has made an election not to include unrealized gains and losses in the investment securities portfolio for purposes of calculating “Tier 1” capital and “Tier 2” capital.

The Company and the Bank each were in compliance with all regulatory capital requirements at March 31, 2023 and December 31, 2022. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement for Bank to be Well Capitalized Under Prompt Corrective Action Rules
	Amount	Ratio	Amount	Ratio
March 31, 2023
Investar Holding Corporation:
Tier 1 leverage capital	$229,343	8.30%	$—	—%
Common equity tier 1 capital	219,843	9.64	—	—
Tier 1 capital	229,343	10.06	—	—
Total capital	302,081	13.24	—	—
Investar Bank:
Tier 1 leverage capital	268,189	9.72	137,898	5.00
Common equity tier 1 capital	268,189	11.78	148,150	6.50
Tier 1 capital	268,189	11.78	182,339	8.00
Total capital	296,679	13.03	227,923	10.00

December 31, 2022
Investar Holding Corporation:
Tier 1 leverage capital	$231,048	8.53%	$—	—%
Common equity tier 1 capital	221,548	9.79	—	—
Tier 1 capital	231,048	10.21	—	—
Total capital	300,009	13.25	—	—
Investar Bank:
Tier 1 leverage capital	267,603	9.89	135,344	5.00
Common equity tier 1 capital	267,603	11.83	147,044	6.50
Tier 1 capital	267,603	11.83	180,977	8.00
Total capital	292,339	12.92	226,221	10.00

Off-Balance Sheet Transactions

Swap Contracts. The Bank historically has entered into interest rate swap contracts, some of which are forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. At March 31, 2023 and December 31, 2022 we had no current or forward starting interest rate swap agreements, other than interest rate swaps related to customer loans, described below. For additional information, see Note 6. Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained in Part I Item 1. “Financial Statements” included herein.

During the three months ended March 31, 2022, we voluntarily terminated interest rate swap agreements with a total notional amount of $55.0 million in response to market conditions and as a result of excess liquidity. Unrealized gains of $2.6 million, net of tax expense of $0.7 million, were reclassified from “Accumulated other comprehensive (loss) income” as of March 31, 2022 and recorded as “Swap termination fee income” in noninterest income in the accompanying consolidated statements of income for the three months ended March 31, 2022.

For the three months ended March 31, 2022, a gain of $3.2 million, net of a $0.8 million tax expense, has been recognized in “Other comprehensive income (loss)” in the accompanying consolidated statements of comprehensive income (loss) for the change in fair value of the interest rate swaps.

The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging”, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, “Fair Value Measurements”. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the three months ended March 31, 2023 and 2022. At March 31, 2023 we had notional amounts of $147.2 million in interest rate swap contracts with customers and $147.2 million in offsetting interest rate swap contracts with other financial institutions. The fair value of the swap contracts consisted of gross assets of $17.0 million and gross liabilities of $17.0 million recorded in “Other assets” and “Accrued taxes and other liabilities”, respectively, in the accompanying consolidated balance sheet.

Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the allowance for credit losses on loans. The reserve for unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets and was $0.2 million and $0.4 million at March 31, 2023 and December 31, 2022, respectively.

Loan commitments and standby letters of credit do not necessarily represent future cash requirements, in that while the customer typically has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon in full or at all. Substantially all of our standby letters of credit expire within one year. Our unfunded loan commitments and standby letters of credit outstanding are summarized below as of the dates indicated (dollars in thousands):

	March 31, 2023	December 31, 2022
Loan commitments	$354,941	$333,040
Standby letters of credit	15,347	11,379

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at March 31, 2023, the Company had unfunded commitments of $1.7 million for its investment in Small Business Investment Company qualified funds and other investment funds.

For the three months ended March 31, 2023 and for the year ended December 31, 2022, except as disclosed herein and in the Company’s Annual Report, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Lease Obligations. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.

The following table presents, as of March 31, 2023, contractually obligated lease payments due under non-cancelable operating leases by payment date (dollars in thousands).

Less than one year	$383
One to three years	665
Three to five years	680
Over five years	927
Total	$2,655

On January 27, 2023, we completed the sale of certain assets, deposits and other liabilities associated with the Alice and Victoria, Texas branch locations to First Community Bank. Upon the completion of the sale, we recorded $0.3 million of occupancy expense to terminate the remaining contractually obligated lease payments due under non-cancelable operating leases.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2022 are set forth in the Company’s Annual Report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” Please refer to the information in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Risk Management” in this report for additional information about the Company’s market risk for the three months ended March 31, 2023; except as discussed therein, there have been no material changes in the Company’s market risk since December 31, 2022.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

We are supplementing the risk factors described under Part I. Item 1A. “Risk Factors” of our Annual Report with the risk factor set forth below, which should be read in conjunction with the risk factors and other disclosures in this report and in our Annual Report.

Recent disruptions in the banking industry, particularly if continuing or worsening, and related regulatory responses, could have a material adverse effect on the Bank, including its liquidity and costs.

Recent highly-publicized bank failures have caused significant disruptions in the banking industry. These industry developments have negatively impacted overall customer confidence in the safety of their deposits, particularly uninsured deposits, at some regional banks. As a result, customers may choose to move deposits to, or maintain deposits with, larger financial institutions or move funds to investment alternatives outside the banking industry, which could materially adversely impact our liquidity, cost of funds, loan funding capacity, net interest margin, capital and results of operations. The rapid failures of SVB and Signature Bank highlighted risks associated with advances in technology that increase the speed at which information, concerns and rumors can spread through traditional and new media, and increase the speed at which deposits can be moved from bank to bank or outside the banking system, heightening liquidity concerns of traditional banks. While regulators and large banks have taken steps designed to increase liquidity at regional banks and strengthen depositor confidence in the broader banking industry, there can be no guarantee that these steps will succeed. In addition, regulators may adopt new regulations or increase FDIC insurance costs, which could increase our costs of doing business. For more information on the Company’s liquidity position, see Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the headings “Certain Events That Affect Period-over-Period Comparability,” “Discussion and Analysis of Financial Condition – Deposits” and “Liquidity and Capital Resources.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended March 31, 2023.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	2,500	$20.55	2,500	384,214
February 1, 2023 - February 28, 2023	27,523	20.30	27,134	357,080
March 1, 2023 - March 31, 2023	25,488	18.95	16,341	340,739
	55,511	$19.69	45,975	340,739

(1)	Includes 9,536 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.
(2)	On April 21, 2022, the Company announced that its board of directors authorized the repurchase of an additional 400,000 shares of the Company’s common stock under its stock repurchase plan, and on September 21, 2022, the Company announced that its board of directors authorized an additional 300,000 shares of the Company’s common stock under its stock repurchase plan.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Restated Articles of Incorporation of Investar Holding Corporation(1)

3.2	Amended and Restated By-laws of Investar Holding Corporation(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee(4)

4.3	Supplemental Indenture, dated March 24, 2017, by and between Investar Holding Corporation and Wilmington Trust, National Association, as Trustee(5)

4.4	Form of 5.125% Fixed to Fluctuation Rate Subordinated Note due 2029(6)

4.5	Form of Registration Rights Agreement, dated December 20, 2019, by and between Investar Holding Corporation and the purchasers set forth therein(7)

4.6	Indenture, dated April 6, 2022, by and among Investar Holding Corporation and UMB Bank, National Association, as trustee(8)

4.7	Form of 5.125% Fixed-to-Floating Rate Subordinated Note due 2032(9)

4.8	Form of Subordinated Note Purchase Agreement, dated April 6, 2022, by and among Investar Holding Corporation and the several purchasers identified on the signature pages thereto(10)

4.9	Form of Registration Rights Agreement, dated April 6, 2022, by and among Investar Holding Corporation and the several purchasers identified on the signature pages thereto(11)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)	Filed as exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(2)	Filed as exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.
(3)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(4)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.
(5)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on March 24, 2017 and incorporated herein by reference.
(6)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2019 and incorporated herein by reference.
(7)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 24, 2019 and incorporated herein by reference.
(8)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.
(9)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.
(10)	Filed as exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.
(11)	Filed as exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.

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

INVESTAR HOLDING CORPORATION

Date: May 4, 2023	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	/s/ John R. Campbell
John R. Campbell
Chief Financial Officer
(Principal Financial Officer)