Form 10-Q
period 2023-06-30
Investar Holding Corp
filed 2023-08-03
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 9,831,232 shares outstanding as of July 31, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$34,697	$30,056
Interest-bearing balances due from other banks	31,082	10,010
Federal funds sold	128	193
Cash and cash equivalents	65,907	40,259

Available for sale securities at fair value (amortized cost of $452,053 and $467,316, respectively)	389,583	405,167
Held to maturity securities at amortized cost (estimated fair value of $17,913 and $7,922, respectively)	17,812	8,305
Loans	2,084,863	2,104,767
Less: allowance for credit losses	(30,044)	(24,364)
Loans, net	2,054,819	2,080,403
Equity securities	14,938	27,254
Bank premises and equipment, net of accumulated depreciation of $21,886 and $22,025, respectively	45,925	49,587
Other real estate owned, net	4,137	682
Accrued interest receivable	12,661	12,749
Deferred tax asset	17,658	16,438
Goodwill and other intangible assets, net	42,677	43,147
Bank owned life insurance	58,068	57,379
Other assets	29,489	12,437
Total assets	$2,753,674	$2,753,807

LIABILITIES
Deposits:
Noninterest-bearing	$488,311	$580,741
Interest-bearing	1,692,542	1,501,624
Total deposits	2,180,853	2,082,365
Advances from Federal Home Loan Bank	23,500	387,000
Borrowings under Bank Term Funding Program	235,800	—
Repurchase agreements	5,183	—
Subordinated debt, net of unamortized issuance costs	44,272	44,225
Junior subordinated debt	8,574	8,515
Accrued taxes and other liabilities	37,135	15,920
Total liabilities	2,535,317	2,538,025

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 9,831,145 and 9,901,847 shares issued and outstanding, respectively	9,831	9,902
Surplus	145,347	146,587
Retained earnings	112,344	108,206
Accumulated other comprehensive loss	(49,165)	(48,913)
Total stockholders’ equity	218,357	215,782
Total liabilities and stockholders’ equity	$2,753,674	$2,753,807

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$28,513	$21,765	$55,872	$43,491
Interest on investment securities:
Taxable	3,262	2,234	6,347	4,048
Tax-exempt	119	129	224	270
Other interest income	502	200	930	386
Total interest income	32,396	24,328	63,373	48,195

INTEREST EXPENSE
Interest on deposits	9,534	907	15,755	1,883
Interest on borrowings	4,475	1,443	9,058	2,513
Total interest expense	14,009	2,350	24,813	4,396
Net interest income	18,387	21,978	38,560	43,799

Provision for credit losses	(2,840)	941	(2,452)	492
Net interest income after provision for credit losses	21,227	21,037	41,012	43,307

NONINTEREST INCOME
Service charges on deposit accounts	746	804	1,486	1,471
(Loss) gain on call or sale of investment securities, net	—	—	(1)	6
Loss on sale or disposition of fixed assets, net	(58)	(461)	(917)	(88)
Gain (loss) on sale of other real estate owned, net	5	(84)	(137)	(43)
Swap termination fee income	—	4,733	—	8,077
Gain on sale of loans	—	4	75	37
Servicing fees and fee income on serviced loans	4	23	10	44
Interchange fees	443	535	881	1,033
Income from bank owned life insurance	353	326	689	618
Change in the fair value of equity securities	(107)	(86)	(111)	(75)
Other operating income	684	584	1,171	1,164
Total noninterest income	2,070	6,378	3,146	12,244
Income before noninterest expense	23,297	27,415	44,158	55,551

NONINTEREST EXPENSE
Depreciation and amortization	919	1,122	1,971	2,277
Salaries and employee benefits	9,343	9,063	18,677	18,084
Occupancy	646	751	1,670	1,392
Data processing	827	727	1,702	1,733
Marketing	82	83	151	104
Professional fees	323	499	956	878
Loss on early extinguishment of subordinated debt	—	222	—	222
Other operating expenses	3,101	3,085	6,289	6,295
Total noninterest expense	15,241	15,552	31,416	30,985
Income before income tax expense	8,056	11,863	12,742	24,566
Income tax expense	1,509	2,459	2,383	5,059
Net income	$6,547	$9,404	$10,359	$19,507

EARNINGS PER SHARE
Basic earnings per share	$0.67	$0.92	$1.05	$1.90
Diluted earnings per share	0.67	0.92	1.05	1.89
Cash dividends declared per common share	0.10	0.09	0.195	0.175

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$6,547	$9,404	$10,359	$19,507
Other comprehensive loss:
Investment securities:
Unrealized loss, available for sale, net of tax benefit of $1,330, $3,884, $69 and $8,471, respectively	(4,915)	(14,621)	(253)	(31,880)
Reclassification of realized loss (gain), available for sale, net of tax expense of $0, $0, $0 and $1, respectively	—	—	1	(5)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0 for all respective periods	—	(1)	—	(1)
Derivative financial instruments:
Change in fair value of interest rate swaps designated as cash flow hedges, net of tax expense of $0, $308, $0 and $1,151, respectively	—	1,157	—	4,329
Reclassification of realized gain, interest rate swap termination, net of tax expense of $0, $995, $0 and $1,697, respectively	—	(3,738)	—	(6,380)
Total other comprehensive loss	(4,915)	(17,203)	(252)	(33,937)
Total comprehensive income (loss)	$1,632	$(7,799)	$10,107	$(14,430)

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Loss	Equity
Three months ended:
June 30, 2022
Balance at beginning of period	$10,310	$153,531	$85,387	$(15,571)	$233,657
Surrendered shares	(5)	(106)	—	—	(111)
Options exercised	7	91	—	—	98
Dividends declared, $0.09 per share	—	—	(903)	—	(903)
Stock-based compensation	18	469	—	—	487
Shares repurchased	(305)	(5,755)	—	—	(6,060)
Net income	—	—	9,404	—	9,404
Other comprehensive loss, net	—	—	—	(17,203)	(17,203)
Balance at end of period	$10,025	$148,230	$93,888	$(32,774)	$219,369

June 30, 2023
Balance at beginning of period	$9,901	$146,027	$106,780	$(44,250)	$218,458
Surrendered shares	(11)	(146)	—	—	(157)
Dividends declared, $0.10 per share	—	—	(983)	—	(983)
Stock-based compensation	33	473	—	—	506
Shares repurchased	(92)	(1,007)	—	—	(1,099)
Net income	—	—	6,547	—	6,547
Other comprehensive loss, net	—	—	—	(4,915)	(4,915)
Balance at end of period	$9,831	$145,347	$112,344	$(49,165)	$218,357

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED

(Amounts in thousands, except share data)

(Unaudited)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income (Loss)	Equity
Six months ended:
June 30, 2022
Balance at beginning of period	$10,343	$154,932	$76,160	$1,163	$242,598
Surrendered shares	(19)	(364)	—	—	(383)
Options exercised	7	91	—	—	98
Dividends declared, $0.175 per share	—	—	(1,779)	—	(1,779)
Stock-based compensation	76	793	—	—	869
Shares repurchased	(382)	(7,222)	—	—	(7,604)
Net income	—	—	19,507	—	19,507
Other comprehensive loss, net	—	—	—	(33,937)	(33,937)
Balance at end of period	$10,025	$148,230	$93,888	$(32,774)	$219,369

June 30, 2023
Balance at beginning of period	$9,902	$146,587	$108,206	$(48,913)	$215,782
Cumulative effect of adoption of ASU 2016-13, net	—	—	(4,295)	—	(4,295)
Surrendered shares	(21)	(323)	—	—	(344)
Options exercised	8	97	—	—	105
Dividends declared, $0.195 per share	—	—	(1,926)	—	(1,926)
Stock-based compensation	80	859	—	—	939
Shares repurchased	(138)	(1,873)	—	—	(2,011)
Net income	—	—	10,359	—	10,359
Other comprehensive loss, net	—	—	—	(252)	(252)
Balance at end of period	$9,831	$145,347	$112,344	$(49,165)	$218,357

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2023	2022
Net income	$10,359	$19,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,971	2,277
Provision for credit losses	(2,452)	492
Net accretion of purchase accounting adjustments	(171)	(101)
Net (accretion) amortization of securities	(78)	776
Loss (gain) on call or sale of investment securities, net	1	(6)
Loss on sale or disposition of fixed assets, net	917	88
Loss on sale of other real estate owned, net	137	43
Gain on sale of loans to First Community Bank	(75)	—
Loss on early extinguishment of subordinated debt	—	222
FHLB stock dividend	(418)	(20)
Stock-based compensation	939	869
Deferred taxes	(10)	(246)
Net change in value of bank owned life insurance	(689)	(618)
Amortization of subordinated debt issuance costs	47	57
Change in the fair value of equity securities	111	75
Loans held for sale:
Originations	—	(624)
Proceeds from sales	—	1,281
Gain on sale of loans	—	(37)
Net change in:
Accrued interest receivable	88	450
Other assets	3,080	(3,563)
Accrued taxes and other liabilities	1,518	843
Net cash provided by operating activities	15,275	21,765

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,364	—
Purchases of securities available for sale	(67,473)	(152,573)
Purchases of securities held to maturity	(10,000)	—
Proceeds from maturities, prepayments and calls of investment securities available for sale	80,455	35,841
Proceeds from maturities, prepayments and calls of investment securities held to maturity	487	545
Proceeds from redemption or sale of equity securities	15,278	326
Purchases of equity securities	(2,654)	(6,216)
Net decrease (increase) in loans	5,022	(35,251)
Proceeds from sales of other real estate owned	1,323	1,401
Proceeds from sales of fixed assets	9	4,692
Purchases of fixed assets	(537)	(615)
Purchases of bank owned life insurance	—	(5,000)
Purchases of other investments	(334)	(618)
Distributions from investments	183	5
Cash paid for branch sale to First Community Bank, net of cash received	(596)	—
Net cash provided by (used in) investing activities	23,527	(157,463)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net increase (decrease) in customer deposits	113,152	(57,793)
Net increase (decrease) in repurchase agreements	5,183	(5,636)
Net (decrease) increase in short-term FHLB advances	(333,500)	161,300
Net increase in borrowings under the Bank Term Funding Program	235,800	—
Repayment of long-term FHLB advances	(30,000)	—
Cash dividends paid on common stock	(1,883)	(1,706)
Proceeds from stock options exercised	105	98
Payments to repurchase common stock	(2,011)	(7,604)
Proceeds from subordinated debt, net of issuance costs	—	19,548
Extinguishment of subordinated debt	—	(18,600)
Net cash (used in) provided by financing activities	(13,154)	89,607
Net change in cash and cash equivalents	25,648	(46,091)
Cash and cash equivalents, beginning of period	40,259	97,041
Cash and cash equivalents, end of period	$65,907	$50,950

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfer from loans to other real estate owned	$3,814	$1,673
Transfer from bank premises and equipment to other real estate owned	1,100	525

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2023.

Nature of Operations

The Company is a financial holding company, headquartered in Baton Rouge, Louisiana that provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association (the “Bank”), a national bank, primarily to meet the needs of individuals, professionals and small to medium-sized businesses. The Company’s primary markets are in south Louisiana, southeast Texas and Alabama. At  June 30, 2023 , the Company operated 20 full service branches located in Louisiana, two full service branches located in Texas and six full service branches located in Alabama and had 338 full-time equivalent employees.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Standards Adopted in 2023

FASB ASC Topic 326 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” Update No. 2016-13 (“ASU 2016-13”). ASU 2016-13 became effective for the Company as a smaller reporting company on January 1, 2023. ASU 2016-13, also referred to as the Current Expected Credit Loss (“CECL”) standard, requires financial assets measured on an amortized cost basis, including loans and held to maturity (“HTM”) debt securities, to be presented at an amount net of an allowance for credit losses, which reflects expected losses for the full life of the financial asset. Unfunded lending commitments are also within the scope of this topic.

CECL requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired and be adjusted each period as a provision for credit losses for changes in expected lifetime credit losses. Under prior GAAP, credit losses were not recognized until the occurrence of the loss was probable, and entities, in general, did not attempt to estimate credit losses for the full life of financial assets.

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
(2) The allowance for credit losses on unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The related provision for credit losses on unfunded loan commitments is included in “Provision for credit losses” in the accompanying consolidated statements of income for the three and six months ended June 30, 2023.

In addition, ASU 2016-13 amends the accounting for credit losses on available for sale (“AFS”) securities, requiring expected credit losses on AFS securities to be recorded in an allowance for credit losses rather than as a write-down of the securities’ amortized cost basis when management does not intend to sell or believes that it is not more likely than not that they will be required to sell the securities prior to recovery of the securities’ amortized cost basis. If management has the intent to sell or believes it is more likely than not the Company will be required to sell an impaired available for sale security before recovery of the amortized cost basis, the credit loss is recorded as a direct write-down of the amortized cost basis. Declines in the fair value of AFS securities that are not considered credit related are recognized in accumulated other comprehensive income. In addition, expected credit losses on HTM securities are required to be recorded in an allowance for credit losses rather than as a write-down of the securities’ amortized cost basis. The Company’s AFS and HTM securities portfolios were not materially impacted by the adoption of ASU 2016-13 due to the composition of the portfolios, which consists primarily of U.S. Treasury and U.S. government agencies and corporations securities and mortgage-backed securities. Due to the nature of the investments, current market prices, and the current interest rate environment, the Company determined that the declines in the fair values of the HTM and AFS securities portfolio were not attributable to credit losses. The Company will apply the provisions of ASU 2016-13 to debt securities that have an other-than-temporary impairment on a prospective basis. Accordingly, there was no adjustment made to the amortized cost basis upon adoption. The adoption of ASU 2016-13 did not have a significant impact on the Company’s regulatory capital ratios.

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

FASB ASC Topic 848 “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting” Update No. 2020-04 (“ASU 2020-04”) and FASB ASC Topic 848 “Reference Rate Reform: Deferral of the Sunset Date” Update No. 2022-06 (“ASU 2022-06”). In  March 2020, the FASB issued ASU 2020-04, which is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 became effective as of March 12, 2020 and could be adopted any time during the period of January 1, 2020 through December 31, 2022. In  December 2022, the FASB issued ASU 2022-06, which deferred the sunset date of ASU 2020-04 from  December 31, 2022 to  December 31, 2024. The Company implemented a plan to transition all loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR to its preferred replacement index, the Secured Overnight Financing Rate (“SOFR”). As of June 30, 2023, the Company has transitioned all loans and certain indebtedness. The adoption of ASU 2022-06 did not have a material impact on the Company’s consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except share data).

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Earnings per common share - basic
Net income	$6,547	$9,404	$10,359	$19,507
Less: income allocated to participating securities	—	(7)	(2)	(23)
Net income allocated to common shareholders	6,547	9,397	10,357	19,484
Weighted average basic shares outstanding	9,880,721	10,149,246	9,894,748	10,241,776
Basic earnings per common share	$0.67	$0.92	$1.05	$1.90

Earnings per common share - diluted
Net income allocated to common shareholders	$6,547	$9,397	$10,357	$19,484
Weighted average basic shares outstanding	9,880,721	10,149,246	9,894,748	10,241,776
Dilutive effect of securities	664	84,293	16,120	70,958
Total weighted average diluted shares outstanding	9,881,385	10,233,539	9,910,868	10,312,734
Diluted earnings per common share	$0.67	$0.92	$1.05	$1.89

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock options	—	—	8,318	—
Restricted stock awards	—	87	—	13
Restricted stock units	113,897	3,176	79,050	45,653

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. INVESTMENT SECURITIES

Debt Securities

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
June 30, 2023
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$27,889	$131	$(725)	$27,295
Obligations of state and political subdivisions	19,949	11	(2,325)	17,635
Corporate bonds	33,740	—	(4,304)	29,436
Residential mortgage-backed securities	288,658	3	(46,392)	242,269
Commercial mortgage-backed securities	81,817	188	(9,057)	72,948
Total	$452,053	$333	$(62,803)	$389,583

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2022
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$30,370	$134	$(699)	$29,805
Obligations of state and political subdivisions	21,098	7	(2,727)	18,378
Corporate bonds	33,477	—	(3,535)	29,942
Residential mortgage-backed securities	298,867	10	(47,026)	251,851
Commercial mortgage-backed securities	83,504	179	(8,492)	75,191
Total	$467,316	$330	$(62,479)	$405,167

The Company calculates realized gains and losses on sales of debt securities under the specific identification method. Proceeds from sales of investment securities classified as AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Proceeds from sales	$—	$—	$2,364	$—
Gross gains	$—	$—	$1	$—
Gross losses	$—	$—	$(2)	$—

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
June 30, 2023
Obligations of state and political subdivisions	$15,282	$397	$(62)	$15,617
Residential mortgage-backed securities	2,530	—	(234)	2,296
Total	$17,812	$397	$(296)	$17,913

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2022
Obligations of state and political subdivisions	$5,538	$1	$(127)	$5,412
Residential mortgage-backed securities	2,767	—	(257)	2,510
Total	$8,305	$1	$(384)	$7,922

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of June 30, 2023 or December 31, 2022.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The approximate fair value of AFS securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2023
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$9,889	$(283)	$5,523	$(442)	$15,412	$(725)
Obligations of state and political subdivisions	2,969	(74)	14,502	(2,251)	17,471	(2,325)
Corporate bonds	5,297	(468)	23,889	(3,836)	29,186	(4,304)
Residential mortgage-backed securities	28,212	(1,917)	213,521	(44,475)	241,733	(46,392)
Commercial mortgage-backed securities	11,851	(880)	44,383	(8,177)	56,234	(9,057)
Total	$58,218	$(3,622)	$301,818	$(59,181)	$360,036	$(62,803)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2022
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$16,017	$(688)	$1,013	$(11)	$17,030	$(699)
Obligations of state and political subdivisions	13,695	(1,427)	4,524	(1,300)	18,219	(2,727)
Corporate bonds	19,606	(1,170)	10,085	(2,365)	29,691	(3,535)
Residential mortgage-backed securities	134,419	(18,122)	116,132	(28,904)	250,551	(47,026)
Commercial mortgage-backed securities	27,181	(2,632)	32,432	(5,860)	59,613	(8,492)
Total	$210,918	$(24,039)	$164,186	$(38,440)	$375,104	$(62,479)

At  June 30, 2023, 784 of the Company’s AFS debt securities had unrealized losses totaling 14.9% of the individual securities’ amortized cost basis and 13.9% of the Company’s total amortized cost basis of the AFS investment securities portfolio. At such date, 653 of the 784 securities had been in a continuous loss position for over 12 months.

The approximate fair value of HTM securities, and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2023
Obligations of state and political subdivisions	$3,345	$(62)	$—	$—	$3,345	$(62)
Residential mortgage-backed securities	50	(3)	2,245	(231)	2,295	(234)
Total	$3,395	$(65)	$2,245	$(231)	$5,640	$(296)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2022
Obligations of state and political subdivisions	$3,536	$(127)	$—	$—	$3,536	$(127)
Residential mortgage-backed securities	2,510	(257)	—	—	2,510	(257)
Total	$6,046	$(384)	$—	$—	$6,046	$(384)

Unrealized losses are generally due to changes in market interest rates. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. Due to the nature of the investments, current market prices, and the current interest rate environment, the Company determined that these declines were not attributable to credit losses at June 30, 2023 or December 31, 2022.

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

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
June 30, 2023
Due within one year	$3,673	$3,611	$915	$916
Due after one year through five years	34,748	33,302	960	961
Due after five years through ten years	48,078	43,808	3,407	3,345
Due after ten years	365,554	308,862	12,530	12,691
Total debt securities	$452,053	$389,583	$17,812	$17,913

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
December 31, 2022
Due within one year	$1,082	$1,072	$915	$915
Due after one year through five years	32,452	31,394	960	961
Due after five years through ten years	52,093	48,229	3,663	3,536
Due after ten years	381,689	324,472	2,767	2,510
Total debt securities	$467,316	$405,167	$8,305	$7,922

Accrued interest receivable on the Company’s investment securities was $1.7 million at both  June 30, 2023 and  December 31, 2022, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

At June 30, 2023, securities with a carrying value of $357.0 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $165.7 million in pledged securities at December 31, 2022.

Equity Securities

Equity securities primarily consist of Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank of Atlanta (“FRB”) stock. Members of the FHLB and FRB are required to own a certain amount of stock based on the level of borrowings and other factors and  may invest in additional amounts. FHLB stock and FRB stock is carried at cost, is restricted as to redemption, and is periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income. Equity securities also include investments in our other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of equity securities in our correspondent banks at  June 30, 2023 and  December 31, 2022 was $13.8 million and $26.0 million, respectively.

In addition, equity securities include marketable securities in corporate stocks and mutual funds and totaled $1.1 million and $1.2 million at  June 30, 2023 and  December 31, 2022, respectively.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	June 30, 2023	December 31, 2022
Construction and development	$197,850	$201,633
1-4 Family	414,380	401,377
Multifamily	80,424	81,812
Farmland	8,434	12,877
Commercial real estate	972,213	958,243
Total mortgage loans on real estate	1,673,301	1,655,942
Commercial and industrial	399,488	435,093
Consumer	12,074	13,732
Total loans	$2,084,863	$2,104,767

Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees, net of direct loan origination costs and commitment fees, are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable. Unamortized premiums and discounts on loans, included in the total loans balances above, were $0.2 million and $0.8 million at June 30, 2023 and  December 31, 2022, respectively, and unearned income, or deferred fees, on loans was $1.1 million and $1.3 million at June 30, 2023 and  December 31, 2022, respectively and is also included in the total loans balance in the table above.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below provides an analysis of the aging of loans as of  June 30, 2023 (dollars in thousands).

	June 30, 2023
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$195,858	$713	$1,138	$141	$197,850	$—
1-4 Family	412,427	546	614	793	414,380	—
Multifamily	79,998	—	426	—	80,424	—
Farmland	8,434	—	—	—	8,434	—
Commercial real estate	970,285	186	229	1,513	972,213	—
Total mortgage loans on real estate	1,667,002	1,445	2,407	2,447	1,673,301	—
Commercial and industrial	397,688	399	—	1,401	399,488	—
Consumer	11,913	64	22	75	12,074	—
Total loans	$2,076,603	$1,908	$2,429	$3,923	$2,084,863	$—

The table below provides an analysis of nonaccrual loans as of  June 30, 2023 and  December 31, 2022 (dollars in thousands).

	June 30, 2023			December 31, 2022(1)
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Total Nonaccrual Loans
Construction and development	$941	$399	$1,340	$372
1-4 Family	1,195	519	1,714	1,207
Multifamily	—	—	—	—
Farmland	—	—	—	62
Commercial real estate	2,391	52	2,443	6,032
Total mortgage loans on real estate	4,527	970	5,497	7,673
Commercial and industrial	1,343	59	1,402	2,183
Consumer	35	60	95	130
Total loans	$5,905	$1,089	$6,994	$9,986

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

Collateral Dependent Loans

Collateral dependent loans are loans for which the repayments, on the basis of our assessment at the reporting date, are expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Loans that do not share risk characteristics are excluded from the loan pools and evaluated on an individual basis, and the Company has determined to evaluate collateral dependent loans individually for impairment. The allowance for credit losses for collateral dependent loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The Company’s collateral dependent loans include all nonaccrual loans shown in the table above. The types of collateral that secure collateral dependent loans are discussed under “Portfolio Segment Risk Factors” below.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the Company’s loan portfolio by year of origination, category, and credit quality indicator as of June 30, 2023 (dollars in thousands).

	June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Construction and development
Pass	$4,167	$7,572	$8,557	$3,871	$1,296	$4,445	$164,745	$379	$195,032
Special Mention	—	—	780	—	—	—	570	—	1,350
Substandard	—	51	141	—	—	77	800	—	1,069
Doubtful	—	—	147	—	—	—	252	—	399
Total construction and development	$4,167	$7,623	$9,625	$3,871	$1,296	$4,522	$166,367	$379	$197,850

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 Family
Pass	$29,570	$97,214	$82,166	$60,148	$29,666	$64,868	$41,093	$5,772	$410,497
Special Mention	568	—	487	—	—	180	—	—	1,235
Substandard	—	216	256	—	288	1,784	104	—	2,648
Total 1-4 family	$30,138	$97,430	$82,909	$60,148	$29,954	$66,832	$41,197	$5,772	$414,380

Current-period gross charge-offs	$(22)	$—	$—	$—	$(21)	$(3)	$—	$—	$(46)

Multifamily
Pass	$3,937	$44,861	$13,116	$4,474	$637	$7,508	$4,749	$716	$79,998
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	426	—	—	426
Total multifamily	$3,937	$44,861	$13,116	$4,474	$637	$7,934	$4,749	$716	$80,424

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$955	$1,473	$744	$1,123	$1,178	$1,582	$1,302	$—	$8,357
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	77	—		77
Total farmland	$955	$1,473	$744	$1,123	$1,178	$1,659	$1,302	$—	$8,434

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$49,762	$241,973	$215,210	$180,768	$86,338	$120,277	$21,496	$46,026	$961,850
Special Mention	—	—	2,368	—	—	71	—	—	2,439
Substandard	486	—	—	900	393	5,338	807	—	7,924
Total commercial real estate	$50,248	$241,973	$217,578	$181,668	$86,731	$125,686	$22,303	$46,026	$972,213

Current-period gross charge-offs	$—	$—	$—	$—	$(1)	$(25)	$—	$—	$(26)

Commercial and industrial
Pass	$26,511	$148,131	$36,304	$16,242	$8,688	$16,141	$139,111	$1,357	$392,485
Special Mention	—	—	358	—	—	—	4,745	—	5,103
Substandard	—	133	162	210	1,122	106	167	—	1,900
Total commercial and industrial	$26,511	$148,264	$36,824	$16,452	$9,810	$16,247	$144,023	$1,357	$399,488

Current-period gross charge-offs	$—	$—	$(190)	$—	$(7)	$—	$(194)	$—	$(391)

Consumer
Pass	$2,600	$3,363	$2,093	$1,092	$444	$1,534	$819	$—	$11,945
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	8	2	19	8	91	1	—	129
Total consumer	$2,600	$3,371	$2,095	$1,111	$452	$1,625	$820	$—	$12,074

Current-period gross charge-offs	$(74)	$(15)	$(10)	$(10)	$(5)	$(46)	$(12)	$—	$(172)

Total loans
Pass	$117,502	$544,587	$358,190	$267,718	$128,247	$216,355	$373,315	$54,250	$2,060,164
Special Mention	568	—	3,993	—	—	251	5,315	—	10,127
Substandard	486	408	561	1,129	1,811	7,899	1,879	—	14,173
Doubtful	—	—	147	—	—	—	252	—	399
Total loans	$118,556	$544,995	$362,891	$268,847	$130,058	$224,505	$380,761	$54,250	$2,084,863

Current-period gross charge-offs	$(96)	$(15)	$(200)	$(10)	$(34)	$(74)	$(206)	$—	$(635)

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

The Company had no loans that were classified as loss at June 30, 2023 or  December 31, 2022.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of the participations and whole loans sold was $25.0 million and $16.9 million at June 30, 2023 and  December 31, 2022, respectively. The unpaid principal balance of these loans was approximately$104.6 million and $92.9 million at June 30, 2023 and  December 31, 2022, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as to companies of which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $50.3 million and $97.0 million as of June 30, 2023 and  December 31, 2022, respectively.

The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	June 30, 2023	December 31, 2022
Balance, beginning of period	$96,977	$97,606
New loans/changes in relationship	2,176	14,570
Repayments/changes in relationship	(48,826)	(15,199)
Balance, end of period	$50,327	$96,977

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

The allowance for credit losses is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. For each pool of loans, the Company evaluates and applies qualitative adjustments to the calculated allowance for credit losses based on several factors, including, but not limited to, changes in current and expected future economic conditions, changes in the nature and volume of the portfolio, changes in levels of concentrations, changes in the volume and severity of past due loans, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry. Loans that do not share similar risk characteristics with other loans are excluded from the loan pools and individually evaluated for impairment. For collateral dependent loans where the borrower is experiencing financial difficulty, which we evaluate independently from the loan pool, the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, which is based on third party appraisals. Individually evaluated loans that are not collateral dependent are evaluated based on a discounted cash flow methodology. Credits deemed uncollectible are charged to the allowance for credit losses. Provisions for credit losses and recoveries on loans previously charged off are adjustments to the allowance for credit losses.

Refer to Note 1. Summary of Significant Accounting Policies for more information on the adoption of ASU 2016-13.

The Company made the accounting policy election to exclude accrued interest receivable from the amortized cost of loans and the estimate of the allowance for credit losses. Accrued interest receivable on the Company’s loans was $11.0 million and $10.8 million at  June 30, 2023 and  December 31, 2022, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

The table below shows a summary of the activity in the allowance for credit losses for the three and six months ended June 30, 2023 and 2022 (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$30,521	$21,088	$24,364	$20,859
ASU 2016-13 adoption impact(1)	—	—	5,865	—
Provision for credit losses on loans(2)	(2,833)	941	(2,277)	492
Charge-offs	(125)	(131)	(635)	(460)
Recoveries	2,481	56	2,727	1,063
Balance, end of period	$30,044	$21,954	$30,044	$21,954

(1) On January 1, 2023 the Company adopted ASU 2016-13, which introduced a new model known as CECL. Refer to Note 1. Summary of Significant Accounting Policies for more information on the adoption of ASU 2016-13.

(2)For the three months ended  June 30, 2023, the $2.8 million negative provision for credit losses on the consolidated statement of income includes a $2.8 million negative provision for loan losses and a $7,000 negative provision for unfunded loan commitments. For the six months ended June 30, 2023, the $2.5 million negative provision for credit losses on the consolidated statement of income includes a $2.3 million negative provision for loan losses and a $0.2 million negative provision for unfunded loan commitments.

The following tables outline the activity in the allowance for credit losses by collateral type for the three and six months ended June 30, 2023 and 2022, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of  June 30, 2023 and 2022 (dollars in thousands).

	Three months ended June 30, 2023
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$3,041	$8,650	$910	$30	$11,527	$6,125	$238	$30,521
Provision for credit losses on loans	(65)	637	(44)	(27)	(2,410)	(972)	48	(2,833)
Charge-offs	—	(4)	—	—	(26)	(11)	(84)	(125)
Recoveries	1	10	—	—	2,130	327	13	2,481
Ending balance	$2,977	$9,293	$866	$3	$11,221	$5,469	$215	$30,044

	Three months ended June 30, 2022
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,408	$3,404	$590	$342	$9,669	$4,356	$319	$21,088
Provision for credit losses on loans	217	187	50	(29)	(37)	493	60	941
Charge-offs	—	—	—	—	—	(83)	(48)	(131)
Recoveries	5	32	—	—	1	10	8	56
Ending balance	$2,630	$3,623	$640	$313	$9,633	$4,776	$339	$21,954

	Six months ended June 30, 2023
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,555	$3,917	$999	$113	$10,718	$5,743	$319	$24,364
ASU 2016-13 adoption impact	(75)	4,712	(84)	(99)	676	793	(58)	5,865
Provision for credit losses on loans	454	695	(49)	(11)	(2,380)	(1,072)	86	(2,277)
Charge-offs	—	(46)	—	—	(26)	(391)	(172)	(635)
Recoveries	43	15	—	—	2,233	396	40	2,727
Ending balance	$2,977	$9,293	$866	$3	$11,221	$5,469	$215	$30,044
Ending allowance balance for loans individually evaluated for impairment	209	76	—	—	41	18	33	377
Ending allowance balance for loans collectively evaluated for impairment	2,768	9,217	866	3	11,180	5,451	182	29,667
Loans receivable:
Balance of loans individually evaluated for impairment	1,340	1,714	—	—	2,443	1,402	95	6,994
Balance of loans collectively evaluated for impairment	196,510	412,666	80,424	8,434	969,770	398,086	11,979	2,077,869
Total period-end balance	$197,850	$414,380	$80,424	$8,434	$972,213	$399,488	$12,074	$2,084,863

	Six months ended June 30, 2022
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,347	$3,337	$673	$383	$9,354	$4,411	$354	$20,859
Provision for credit losses on loans	262	184	(33)	(16)	219	(184)	60	492
Charge-offs	—	—	—	(54)	58	(369)	(95)	(460)
Recoveries	21	102	—	—	2	918	20	1,063
Ending balance	$2,630	$3,623	$640	$313	$9,633	$4,776	$339	$21,954
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	242	70	312
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	156	—	—	—	156
Ending allowance balance for loans collectively evaluated for impairment	2,630	3,623	640	157	9,633	4,534	269	21,486
Loans receivable:
Balance of loans individually evaluated for impairment	498	780	—	66	11,402	5,147	160	18,053
Balance of loans acquired with deteriorated credit quality	—	319	—	649	634	—	60	1,662
Balance of loans collectively evaluated for impairment	214,045	378,929	56,491	14,961	879,786	338,208	14,260	1,896,680
Total period-end balance	$214,543	$380,028	$56,491	$15,676	$891,822	$343,355	$14,480	$1,916,395

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

Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the three and six months ended June 30, 2023, the Company did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

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

	Three months ended June 30, 2022		Six months ended June 30, 2022
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$501	$4	$506	$8
1-4 Family	803	3	908	9
Farmland	69	—	72	—
Commercial real estate	12,342	6	12,574	12
Total mortgage loans on real estate	13,715	13	14,060	29
Commercial and industrial	7,950	23	9,926	49
Consumer	62	—	64	—
Total	21,727	36	24,050	78

With related allowance recorded:
Commercial and industrial	437	—	462	—
Consumer	99	—	102	—
Total	536	—	564	—

Total loans:
Construction and development	501	4	506	8
1-4 Family	803	3	908	9
Farmland	69	—	72	—
Commercial real estate	12,342	6	12,574	12
Total mortgage loans on real estate	13,715	13	14,060	29
Commercial and industrial	8,387	23	10,388	49
Consumer	161	—	166	—
Total	$22,263	$36	$24,614	$78

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

During the six months ended June 30, 2022, three loans were modified as TDRs through adjustments to maturity. There were no loans modified as TDRs during the previous twelve month period that subsequently defaulted during the six months ended  June 30, 2022.

At  December 31, 2022, there were no available balances on loans classified as TDRs that the Company was committed to lend.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. BORROWINGS UNDER BANK TERM FUNDING PROGRAM

On March 12, 2023, the Federal Reserve established the Bank Term Funding Program (“BTFP”). The BTFP is a one-year program which provides additional liquidity through borrowings with a term of up to one year secured by the pledging of certain qualifying securities and other assets, valued at par value. At June 30, 2023, outstanding borrowings under the BTFP were $235.8 million secured by pledged securities with a remaining par value of $243.8 million.

NOTE 6. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive (Loss) Income

Activity within the balances in accumulated other comprehensive (loss) income is shown in the tables below (dollars in thousands).

	Three months ended June 30,
	2023			2022
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized loss, available for sale, net	$(38,475)	$(4,915)	$(43,390)	$(12,377)	$(14,621)	$(26,998)
Reclassification of realized gain, available for sale, net	(5,776)	—	(5,776)	(5,777)	—	(5,777)
Unrealized gain (loss), transfer from available for sale to held to maturity, net	1	—	1	2	(1)	1
Change in fair value of interest rate swaps designated as cash flow hedges, net	7,830	—	7,830	6,673	1,157	7,830
Reclassification of realized gain, interest rate swap termination, net	(7,830)	—	(7,830)	(4,092)	(3,738)	(7,830)
Accumulated other comprehensive loss	$(44,250)	$(4,915)	$(49,165)	$(15,571)	$(17,203)	$(32,774)

	Six months ended June 30,
	2023			2022
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized (loss) gain, available for sale, net	$(43,137)	$(253)	$(43,390)	$4,882	$(31,880)	$(26,998)
Reclassification of realized (gain) loss, available for sale, net	(5,777)	1	(5,776)	(5,772)	(5)	(5,777)
Unrealized gain (loss), transfer from available for sale to held to maturity, net	1	—	1	2	(1)	1
Change in fair value of interest rate swaps designated as cash flow hedges, net	7,830	—	7,830	3,501	4,329	7,830
Reclassification of realized gain, interest rate swap termination, net	(7,830)	—	(7,830)	(1,450)	(6,380)	(7,830)
Accumulated other comprehensive (loss) income	$(48,913)	$(252)	$(49,165)	$1,163	$(33,937)	$(32,774)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its liability management, the Company has historically utilized pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. To mitigate credit risk, securities were pledged to the Company by the counterparties in an amount greater than or equal to the gain position of the derivative contracts. Conversely, securities were pledged to the counterparties by the Company in an amount greater than or equal to the loss position of the derivative contracts, if applicable. The derivative contracts were between the Company and two counterparties. At  June 30, 2023 and  December 31, 2022 the Company had no current or forward starting interest rate swap agreements, other than interest rate swaps related to customer loans, described below. The interest rate swaps were determined to be fully effective during the periods presented, and therefore no amount of ineffectiveness has been included in net income.

During the three and six months ended  June 30, 2022, the Company voluntarily terminated interest rate swaps with total notional amounts of $60.0 million and $115.0 million, respectively, in response to market conditions. Unrealized gains of $3.7 million and $6.4 million, respectively, net of tax expenses of $1.0 million and $1.7 million, respectively, were reclassified from “Accumulated other comprehensive loss” and recorded as “Swap termination fee income” in noninterest income in the accompanying consolidated statements of income for the three and six months ended  June 30, 2022.

For the three and six months ended  June 30, 2022, gains of $1.2 million and $4.3 million, net of tax expenses of $0.3 million and $1.2 million, respectively, have been recognized in “Other comprehensive loss” in the accompanying consolidated statements of comprehensive income (loss) for the change in fair value of the interest rate swaps.

There were no assets or liabilities recorded in the accompanying consolidated balance sheets at June 30, 2023 or  December 31, 2022 associated with the swap contracts, other than interest rate swaps related to customer loans, described below.

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging”, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, “Fair Value Measurement and Disclosure” (“ASC 820”). The Company did not recognize any gains or losses in other operating income resulting from fair value adjustments of these swap agreements during the three and six months ended June 30, 2023 and 2022. At  June 30, 2023 the Company had notional amounts of $144.7 million in interest rate swap contracts with customers and $144.7 million in offsetting interest rate swap contracts with other financial institutions. The fair value of the swap contracts consisted of gross assets of $19.3 million and gross liabilities of $19.3 million recorded in “Other assets” and “Accrued taxes and other liabilities”, respectively, in the accompanying consolidated balance sheet at  June 30, 2023.

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

The Company holds Small Business Investment Company qualified funds and other investment funds that do not have a readily determinable fair value. In accordance with ASC 820, these investments are measured at fair value using the net asset value practical expedient and are not required to be classified in the fair value hierarchy. At  June 30, 2023 and  December 31, 2022, the fair values of these investments were $3.2 million and $2.8 million, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data, management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted. At June 30, 2023 and  December 31, 2022, the majority of our level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$27,295	$—	$27,295	$—
Obligations of state and political subdivisions	17,635	—	12,387	5,248
Corporate bonds	29,436	—	28,995	441
Residential mortgage-backed securities	242,269	—	242,269	—
Commercial mortgage-backed securities	72,948	—	72,948	—
Equity securities	1,134	1,134	—	—
Interest rate swaps - gross assets	19,309	—	19,309	—
Total assets	$410,026	$1,134	$403,203	$5,689
Liabilities:
Interest rate swaps - gross liabilities	$19,309	$—	$19,309	$—

December 31, 2022
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$29,805	$—	$29,805	$—
Obligations of state and political subdivisions	18,378	—	12,413	5,965
Corporate bonds	29,942	—	29,463	479
Residential mortgage-backed securities	251,851	—	251,851	—
Commercial mortgage-backed securities	75,191	—	75,191	—
Equity securities	1,245	1,245	—	—
Total assets	$406,412	$1,245	$398,723	$6,444

Equity securities balances in the table above do not reflect balances of stock held in correspondent banks.

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the six months ended June 30, 2023 and 2022 (dollars in thousands).

	Obligations of State and Political Subdivisions	Corporate Bonds
Balance at December 31, 2022	$5,965	$479
Realized gains (losses) included in earnings	—	—
Unrealized losses included in other comprehensive loss	(691)	(38)
Purchases	—	—
Sales	—	—
Maturities, prepayments, and calls	(26)	—
Transfers into level 3	—	—
Transfers out of level 3	—	—
Balance at June 30, 2023	$5,248	$441

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Obligations of State and Political Subdivisions	Corporate Bonds
Balance at December 31, 2021	$22,114	$488
Realized gains (losses) included in earnings	—	—
Unrealized losses included in other comprehensive loss	(1,200)	(2)
Purchases	—	—
Sales	—	—
Maturities, prepayments, and calls	(4,840)	—
Transfers into level 3	—	—
Transfers out of level 3	(9,835)	—
Balance at June 30, 2022	$6,239	$486

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at June 30, 2023 and  December 31, 2022. For the six months ended June 30, 2023 and 2022, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of level 3 assets measured at fair value on a recurring basis at June 30, 2023 and  December 31, 2022 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts
June 30, 2023
Obligations of state and political subdivisions	$5,248	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 11%
Corporate bonds	441	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	12%

December 31, 2022
Obligations of state and political subdivisions	$5,965	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 12%
Corporate bonds	479	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	4%

(1) Fair values determined through valuation analysis using coupon, yield (discount margin), liquidity and expected repayment dates.

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of  June 30, 2023 and  December 31, 2022. There were no liabilities measured on a nonrecurring basis at June 30, 2023 or December 31, 2022 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount
June 30, 2023
Loans individually evaluated for impairment	$615	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	7% - 100%	36%

December 31, 2022
Impaired loans	$4,033	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	4% - 100%	53%

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	June 30, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$65,779	$65,779	$65,779	$—	$—
Federal funds sold	128	128	128	—	—
Investment securities	407,395	407,496	—	386,190	21,306
Equity securities	14,938	14,938	1,134	13,804	—
Loans, net of allowance	2,054,819	1,920,383	—	—	1,920,383
Interest rate swaps - gross assets	19,309	19,309	—	19,309	—

Financial liabilities:
Deposits, noninterest-bearing	$488,311	$488,311	$—	$488,311	$—
Deposits, interest-bearing	1,692,542	1,590,158	—	—	1,590,158
Borrowings under BTFP and repurchase agreements	240,983	240,983	—	240,983	—
FHLB long-term advances	23,500	22,492	—	—	22,492
Junior subordinated debt	8,574	8,574	—	—	8,574
Subordinated debt	45,000	43,489	—	43,489	—
Interest rate swaps - gross liabilities	19,309	19,309	—	19,309	—

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$40,066	$40,066	$40,066	$—	$—
Federal funds sold	193	193	193	—	—
Investment securities	413,472	413,089	—	401,233	11,856
Equity securities	27,254	27,254	1,245	26,009	—
Loans, net of allowance	2,080,403	1,997,287	—	—	1,997,287

Financial liabilities:
Deposits, noninterest-bearing	$580,741	$580,741	$—	$580,741	$—
Deposits, interest-bearing	1,501,624	1,314,407	—	—	1,314,407
FHLB short-term advances	333,500	333,500	—	333,500	—
FHLB long-term advances	53,500	52,147	—	—	52,147
Junior subordinated debt	8,515	8,515	—	—	8,515
Subordinated debt	45,000	42,980	—	42,980	—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. INCOME TAXES

The income tax expense and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Income tax expense	$1,509	$2,459	$2,383	$5,059
Effective tax rate	18.7%	20.7%	18.7%	20.6%

For the three and six month periods ended June 30, 2023 and 2022, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain loans and investment securities and income from bank owned life insurance.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for credit losses on loans. The reserve for unfunded loan commitments was $0.2 million and $0.4 million at  June 30, 2023 and  December 31, 2022, respectively, and is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets.

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

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	June 30, 2023	December 31, 2022
Loan commitments	$336,427	$333,040
Standby letters of credit	14,795	11,379

Additionally, at June 30, 2023, the Company had unfunded commitments of $1.6 million for its investments in Small Business Investment Company qualified funds and other investment funds.

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

Quantitative information regarding the Company’s operating leases is presented below as of and for the six months ended June 30, 2023 and 2022 (dollars in thousands).

	June 30,
	2023	2022
Total operating lease cost	$228	$305
Weighted-average remaining lease term (in years)	7.5	7.4
Weighted-average discount rate	3.1%	2.9%

At  June 30, 2023, the Company’s operating lease ROU assets and related liabilities were $2.2 million and $2.3 million, respectively, and have remaining terms ranging from less than 1 year to 8 years, including extension options if the Company is reasonably certain they will be exercised.

Future minimum lease payments due under non-cancelable operating leases at June 30, 2023 are presented below (dollars in thousands).

Remainder of 2023	$199
2024	325
2025	336
2026	339
2027	341
Thereafter	1,012
Total	$2,552

At June 30, 2023, the Company had not entered into any material leases that have not yet commenced.

The Bank owns its corporate headquarters building, the first floor of which is occupied by multiple tenants. All tenant leases are operating leases. The Bank, as lessor, recognized lease income of $0.1 million and $0.2 million for the three and six month periods ended June 30, 2023 and 2022, respectively.

On January 27, 2023, the Bank completed the sale of certain assets, deposits and other liabilities associated with the Alice and Victoria, Texas branch locations to First Community Bank. Upon the completion of the sale, the Bank recorded $0.3 million of occupancy expense to terminate the remaining contractually obligated lease payments due under non-cancelable operating leases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

When included in this Quarterly Report on Form 10-Q, or in other documents that Investar Holding Corporation (the “Company,” “we,” “our,” or “us”) files with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and similar expressions or the negative version of those words are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. The Company’s forward-looking statements are based on assumptions and estimates that management believes to be reasonable in light of the information available at the time such statements are made. However, many of the matters addressed by these statements are inherently uncertain and could be affected by many factors beyond management’s control. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•	the significant risks and uncertainties for our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements caused by business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate, including risks and uncertainties caused by disruptions in the banking industry discussed herein, potential continued higher inflation and interest rates, supply and labor constraints, the war in Ukraine, and the ongoing COVID-19 pandemic;

•	our ability to achieve organic loan and deposit growth, and the composition of that growth;

•	changes (or the lack of changes) in interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing, including potential continued increases in interest rates in 2023;

•	our ability to identify and enter into agreements to combine with attractive acquisition candidates, finance acquisitions, complete acquisitions after definitive agreements are entered into, and successfully integrate and grow acquired operations;

•	our adoption on January 1, 2023 of FASB ASC Topic 326 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” Update No. 2016-13 (“ASU 2016-13”), and inaccuracy of the assumptions and estimates we make in establishing reserves for credit losses and other estimates;

•	changes in the quality or composition of our loan portfolio, including adverse developments in borrower industries or in the repayment ability of individual borrowers;

•

a reduction in liquidity, including as a result of a reduction in the amount of deposits we hold or other sources of liquidity, which may continue to be adversely impacted by the disruptions in the banking industry earlier this year causing bank depositors to move uninsured deposits to other banks or alternative investments outside the banking industry;

•

changes in the quality and composition of, and changes in unrealized losses in, our investment portfolio, including whether we may have to sell securities before their recovery of amortized cost basis and realize losses;

•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;

•	our dependence on our management team, and our ability to attract and retain qualified personnel;

•	the concentration of our business within our geographic areas of operation in Louisiana, Texas and Alabama;

•	concentration of credit exposure;

•	any deterioration in asset quality and higher loan charge-offs, and the time and effort necessary to resolve problem assets;

•	fluctuations in the price of oil and natural gas;

•	data processing system failures and errors;

•	cyberattacks and other security breaches;

•	potential impairment of our goodwill and other intangible assets;

•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;

•	the impact of litigation and other legal proceedings to which we become subject;

•	competitive pressures in the commercial finance, retail banking, mortgage lending and consumer finance industries, as well as the financial resources of, and products offered by, competitors;

•

the impact of changes in laws and regulations applicable to us, including banking, securities and tax laws and regulations and accounting standards, as well as changes in the interpretation of such laws and regulations by our regulators;

•	changes in the scope and costs of FDIC insurance and other coverages;

•	governmental monetary and fiscal policies, including the potential for the Federal Reserve Board to raise target interest rates additional times during 2023;

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

These factors should not be construed as exhaustive. Additional information on these and other risk factors can be found in Part I. Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023 (the “Annual Report”) and in Part II Item 1A. “Risk Factors” of this report.

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

Through the Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals, and small to medium-sized businesses. Our primary areas of operation are south Louisiana, including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; southeast Texas, primarily Houston and its surrounding area; and Alabama, including York and Oxford and their surrounding areas. Our Bank commenced operations in 2006, and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter and its name changed to Investar Bank, National Association. Our strategy includes organic growth through high quality loans and growth through acquisitions, including whole-bank acquisitions and strategic branch acquisitions. At June 30, 2023, we operated 28 full service branches comprised of 20 full service branches in Louisiana, two full service branches in Texas, and six full service branches in Alabama. We have completed seven whole-bank acquisitions since 2011 and regularly review acquisition opportunities. In addition to our branches acquired through acquisitions, during our last three fiscal years and year-to-date June 30, 2023, we opened two de novo branch locations.

We closed five branches during our last three fiscal years, and one in Louisiana during the first quarter of 2023, as we continued to evaluate opportunities to improve our branch network efficiency, leverage our digital initiatives and further reduce costs. Four of the branches had been acquired, and the closures involved anticipated synergies that resulted in significant cost savings. In 2022, we sold these five former branch locations and three tracts of land that were being held for future branch locations. On January 27, 2023, we completed the sale of certain assets, deposits and other liabilities associated with our Alice, Texas and Victoria, Texas branch locations to First Community Bank in order to focus more on our core markets. Of the Bank’s entire branch network, these two locations were geographically the most distant from our Louisiana headquarters.

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

Certain Events That Affect Period-over-Period Comparability

Rising Inflation and Interest Rates. During the entirety of 2021, the federal funds target rate was 0% to 0.25%, and it remained at that rate until March 2022. Inflation reached a near 40-year high in late 2021, driven in large part by economic recovery from the ongoing COVID-19 pandemic, and continued rising through June 2022. Since June 2022, the rate of inflation has decelerated; however, it has remained at historically high levels through July 2023. In response, the Federal Reserve raised interest rates seven times during 2022, twice in the first quarter of 2023, and once in the second quarter of 2023. Through these incremental increases to the target rate, the Federal Reserve has raised, on a cumulative basis, the target rate from 0% to 0.25% by 500 basis points to 5.00% to 5.25%.

After deciding not to increase the target rate in June 2023, the Federal Reserve increased the target rate again on July 26, 2023 to 5.25% to 5.50%, and may increase rates again during the remainder of 2023.

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

In response to the disruptions and related publicity, we formed an internal task force that included members of our Asset/Liability Committee (“ALCO”). The task force met frequently to review our liquidity position and liquidity sources, and oversaw the Bank’s process to qualify for the BTFP in case needed. In addition, we took steps to inform our customers about our financial position, liquidity and insured deposit products. During the second quarter of 2023, we utilized the BTFP and reduced Federal Home Loan Bank (“FHLB”) advances. The Bank utilized this source of funding due to its lower rate, the ability to prepay the obligations without penalty, and as a means to lock in funding. As of June 30, 2023, estimated uninsured deposits represented approximately 34% of our total deposits. For additional information, see “Discussion and Analysis of Financial Condition – Deposits, Borrowings, Liquidity and Capital Resources” and Part II. Item 1A. Risk Factors.

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

COVID-19 Pandemic. The COVID-19 pandemic and related governmental control measures severely disrupted financial markets and overall economic conditions in 2020 and 2021. While the impact of the pandemic and the associated uncertainties remained in 2022 and 2023, there has been significant progress made with COVID-19 vaccination levels, which has resulted in the easing of restrictive measures in the United States. At the same time, many industries continue to experience supply chain disruptions and labor shortages. Inflation also increased significantly during 2021 and 2022, and in response the Federal Reserve has raised the federal funds target rate multiple times in 2022 and 2023, as discussed above. Oil and gas prices have also been volatile due in part to the pandemic and the war in Ukraine. On April 10, 2023, the COVID-19 national emergency was ended by Congress, and the national public health emergency ended on May 11, 2023. For additional information, see our Annual Report, Item 1A. Risk Factors, Risks Related to our Business “The ongoing COVID-19 pandemic, or a similar health crisis, may adversely affect our business, employees, borrowers, depositors, counterparties and third-party service providers.”

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

Overview of Financial Condition and Results of Operations

For the six months ended June 30, 2023, net income was $10.4 million, or $1.05 per basic and diluted common share, compared to net income of $19.5 million, or $1.90 and $1.89 per basic and diluted common share, for the six months ended June 30, 2022. Net income decreased primarily due to a $9.1 million decrease in noninterest income and a $5.2 million decrease in net interest income. The decrease in noninterest income is mainly attributable to $8.1 million in swap termination fees recorded during the six months ended June 30, 2022 and the loss on sale or disposition of fixed assets of $0.9 million during the six months ended June 30, 2023, primarily resulting from the sale of the Alice and Victoria, Texas branches, compared to a loss on sale or disposition of fixed assets of $0.1 million for the six months ended June 30, 2022. The decrease in net interest income was a result of a $20.4 million increase in interest expense partially offset by a $15.2 million increase in interest income, as the Bank experienced margin compression due to rising market interest rates. At June 30, 2023, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations. Other key components of our performance for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 are summarized below.

●	Credit quality metrics improved as nonperforming loans were 0.34% of total loans at June 30, 2023, compared to 0.54% at December 31, 2022.

●
We recognized net recoveries of $2.1 million in the loan portfolio during the  six months ended June 30, 2023  primarily attributable to recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

●

Total deposits increased $98.5 million, or 4.7%, to $2.18 billion at June 30, 2023, compared to $2.08 billion at December 31, 2022. Noninterest-bearing deposits decreased $92.4 million, or 15.9%, to $488.3 million at June 30, 2023, compared to $580.7 million at December 31, 2022. Time deposits and brokered time deposits increased, and other deposit categories decreased. As of June 30, 2023, estimated uninsured deposits represented approximately 34% of our total deposits.

●

Total loans decreased $19.9 million, or 0.9%, to $2.08 billion at June 30, 2023, compared to $2.10 billion at December 31, 2022. Excluding approximately $13.9 million in loans associated with the Alice and Victoria, Texas branches sold to First Community Bank in January 2023, total loans decreased $6.0 million, or 0.3%, to $2.08 billion at June 30, 2023, compared to $2.09 billion at December 31, 2022.

●	On January 1, 2023, Investar adopted ASU 2016-13. Also referred to as the Current Expected Credit Loss (“CECL”) standard, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Upon adoption, we recorded a one-time, cumulative effect adjustment to increase the allowance for credit losses by $5.9 million and reduce retained earnings, net of tax, by $4.3 million.

●	Net interest income for the six months ended June 30, 2023 was $38.6 million, a decrease of $5.2 million, or 12.0%, compared to $43.8 million for the six months ended June 30, 2022, driven primarily by an increase in the rates paid on interest-bearing liabilities partially offset primarily by an increase in the yield earned on interest-earning assets.

●

We experienced pressure on our net interest margin as interest rates rose rapidly and we raised rates offered on deposits and incurred higher costs on our borrowings. For the six months ended June 30, 2023, our net interest margin was 2.98%, compared to 3.72% for the six months ended June 30, 2022.

●

Return on average assets decreased to 0.76% for the six months ended June 30, 2023, compared to 1.54% for the six months ended June 30, 2022. Return on average equity was 9.47% for the six months ended June 30, 2023 compared to 16.52% for the six months ended June 30, 2022.

●

During the six months ended June 30, 2023, we paid $2.0 million to repurchase 138,275 shares of common stock, compared to paying $7.6 million to repurchase 381,919 shares of common stock during the six months ended June 30, 2022, and we paid $1.9 million in cash dividends on our common stock, compared to $1.7 million during the six months ended June 30, 2022.

●

Accumulated other comprehensive loss increased $0.3 million, or 0.5%, to $49.2 million for the quarter ended June 30, 2023, compared to $48.9 million for the quarter ended December 31, 2022 primarily due to unrealized losses in our available for sale (“AFS”) securities portfolio.

Discussion and Analysis of Financial Condition

Loans

General. Loans constitute our most significant asset, comprising 76% of our total assets at June 30, 2023 and December 31, 2022. Total loans decreased $19.9 million, or 0.9%, to $2.08 billion at June 30, 2023, compared to $2.10 billion at December 31, 2022. The decrease in loans was primarily the result of the sale of approximately $13.9 million in loans associated with the sale of the Alice and Victoria, Texas branches, along with lower demand. Given the rising interest rate environment, we are emphasizing origination of high margin loans that promote long-term profitability and proactively exiting credit relationships that do not fit this strategy.

The table below sets forth the balance of loans outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	June 30, 2023		December 31, 2022
		Percentage of		Percentage of
	Amount	Total Loans	Amount	Total Loans
Construction and development	$197,850	9.4%	$201,633	9.6%
1-4 Family	414,380	19.9	401,377	19.1
Multifamily	80,424	3.9	81,812	3.9
Farmland	8,434	0.4	12,877	0.6
Commercial real estate
Owner-occupied	441,393	21.2	445,148	21.1
Nonowner-occupied	530,820	25.4	513,095	24.4
Total mortgage loans on real estate	1,673,301	80.2	1,655,942	78.7
Commercial and industrial	399,488	19.2	435,093	20.7
Consumer	12,074	0.6	13,732	0.6
Total loans	$2,084,863	100%	$2,104,767	100%

At June 30, 2023, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $840.9 million, a decrease of $39.4 million, or 4.5%, compared to $880.2 million at December 31, 2022. The decrease in the business lending portfolio is primarily driven by lower demand due to higher rates and economic pressures. We also experienced a $17.7 million increase in nonowner-occupied loans due to organic growth.

The following table sets forth loans outstanding at June 30, 2023, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$107,475	$41,658	$23,611	$10,686	$14,420	$197,850
1-4 Family	52,855	76,042	52,813	23,442	209,228	414,380
Multifamily	4,581	62,033	12,157	584	1,069	80,424
Farmland	2,295	4,334	1,805	—	—	8,434
Commercial real estate
Owner-occupied	34,808	90,500	196,926	109,931	9,228	441,393
Nonowner-occupied	27,142	272,394	181,170	49,898	216	530,820
Total mortgage loans on real estate	229,156	546,961	468,482	194,541	234,161	1,673,301
Commercial and industrial	146,512	86,734	95,233	71,009	—	399,488
Consumer	2,343	7,959	1,243	440	89	12,074
Total loans	$378,011	$641,654	$564,958	$265,990	$234,250	$2,084,863

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2023 and December 31, 2022, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowings. Investment securities represented 15% of our total assets and totaled $407.4 million at June 30, 2023, a decrease of $6.1 million, or 1.5%, from $413.5 million at December 31, 2022. The decrease in investment securities at June 30, 2023 compared to December 31, 2022 was driven primarily by a $9.8 million decrease in residential mortgage-backed securities, a $2.2 million decrease in commercial mortgage-backed securities, and a $2.5 million decrease in obligations of the U.S. Treasury and U.S. government agencies and corporations partially offset by a $9.0 million increase in obligations of state and political subdivisions.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	June 30, 2023		December 31, 2022
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$27,295	6.7%	$29,805	7.2%
Obligations of state and political subdivisions	32,917	8.1	23,916	5.8
Corporate bonds	29,436	7.2	29,942	7.2
Residential mortgage-backed securities	244,799	60.1	254,618	61.6
Commercial mortgage-backed securities	72,948	17.9	75,191	18.2
Total	$407,395	100%	$413,472	100%

The investment portfolio consists of AFS and held to maturity (“HTM”) securities. We classify debt securities as HTM if management has the positive intent and ability to hold the securities to maturity. HTM debt securities are stated at amortized cost. Securities not classified as HTM are classified as AFS. As of June 30, 2023, AFS securities comprised 96% of our total investment securities.

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

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at June 30, 2023 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$915	5.88%	$960	5.88%	$3,407	3.59%	$10,000	5.56%
Residential mortgage-backed securities	—	—	—	—	—	—	2,530	3.06
Available for sale:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	2,099	2.85	11,806	4.21	13,562	6.28	422	6.16
Obligations of state and political subdivisions	92	3.42	1,838	2.42	9,113	2.40	8,906	2.78
Corporate bonds	850	3.84	14,088	3.45	15,552	4.56	3,250	2.68
Residential mortgage-backed securities	—	—	—	—	6,700	2.89	281,958	2.25
Commercial mortgage-backed securities	632	2.76	7,016	3.67	3,151	3.23	71,018	3.54
	$4,588		$35,708		$51,485		$378,084

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.

As of June 30, 2023, we had $62.8 million in unrealized losses, primarily attributable to investment debt securities with contractual maturities due after 10 years, and $0.3 million in unrealized gains in our AFS investment securities portfolio. For additional information, see Note 3. Investment Securities in the Notes to Consolidated Financial Statements contained in Part I Item 1. “Financial Statements” herein.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at June 30, 2023 and December 31, 2022 (dollars in thousands).

	June 30, 2023		December 31, 2022
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$488,311	22.4%	$580,741	27.9%
Interest-bearing demand deposits	514,501	23.6	565,598	27.1
Money market deposit accounts	158,984	7.3	208,596	10.0
Savings accounts	125,442	5.8	155,176	7.5
Brokered time deposits	153,365	7.0	9,990	0.5
Time deposits	740,250	33.9	562,264	27.0
Total deposits	$2,180,853	100%	$2,082,365	100%

Total deposits were $2.18 billion at June 30, 2023, an increase of $98.5 million, or 4.7%, compared to $2.08 billion at December 31, 2022. Time deposits and brokered time deposits increased, and other deposit categories decreased. The majority of the increase in time deposits at June 30, 2023 compared to December 31, 2022 is due to organic growth and existing customer funds migrating from other deposit categories due to higher rates offered. Beginning in the fourth quarter of 2022, management utilized brokered time deposits, entirely in denominations of less than $250,000, to secure fixed cost funding and reduce short-term borrowings. We were able to offset core deposit decreases with increases in time deposits and brokered time deposits. The remaining weighted average duration of brokered time deposits at June 30, 2023 was approximately 13 months with a weighted average rate of 4.91%.

Our deposit mix shifted as interest rates rose, as noninterest-bearing deposits as a percentage of total deposits decreased to 22.4% at June 30, 2023 compared to 27.9% at December 31, 2022. Brokered time deposits and time deposits as a percentage of total deposits increased to 7.0% and 33.9%, respectively, at June 30, 2023 compared to 0.5% and 27.0%, respectively, at December 31, 2022.

Borrowings

At June 30, 2023, total borrowings include securities sold under agreements to repurchase, FHLB advances, borrowings under the BTFP, subordinated debt issued in 2019 and 2022, and junior subordinated debentures assumed through acquisitions.

We had $5.2 million of securities sold under agreements to repurchase at June 30, 2023 and none at December 31, 2022. Our advances from the FHLB were $23.5 million at June 30, 2023, a decrease of $363.5 million, or 93.9%, from FHLB advances of $387.0 million at December 31, 2022. At June 30, 2023, all of our $23.5 million of FHLB advances were long-term, compared to $333.5 million short-term and $53.5 million long-term FHLB advances at December 31, 2022. FHLB advances are used to fund increased loan and investment activity that is not funded by deposits or other borrowings.

On March 12, 2023, the Federal Reserve established the BTFP. The BTFP is a one-year program which provides additional liquidity through borrowings secured by the pledging of certain qualifying securities and other assets valued at par. During the second quarter, we utilized the BTFP to secure fixed rate funding for a one-year term and reduce short-term FHLB advances, which are priced daily. We utilized this source of funding due to its lower rate and the ability to prepay the obligations without penalty. At June 30, 2023, we had pledged securities with a remaining par value of $243.8 million to secure borrowings under the BTFP of $235.8 million.

The carrying value of the subordinated debt was $44.3 million and $44.2 million at June 30, 2023 and December 31, 2022, respectively. The $8.6 million and $8.5 million in junior subordinated debt at June 30, 2023 and December 31, 2022, respectively, represent the junior subordinated debentures that we assumed through acquisitions.

The average balances and cost of short-term borrowings for the three and six months ended June 30, 2023 and 2022 are summarized in the table below (dollars in thousands).

	Average Balances		Average Balances		Cost of Short-term Borrowings		Cost of Short-term Borrowings
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Federal funds purchased, short-term FHLB advances and other short-term borrowings	$199,898	$51,464	$250,186	$25,900	5.13%	1.16%	4.93%	1.16%
Borrowings under BTFP	79,719	—	40,079	—	5.10	—	5.10	—
Securities sold under agreements to repurchase	2,034	402	1,023	2,969	0.14	0.15	0.14	0.15
Total short-term borrowings	$281,651	$51,866	$291,288	$28,869	5.09%	1.15%	4.94%	1.06%

Typically, the main source of our short-term borrowings are advances from the FHLB. The rate charged for these advances is directly tied to the Federal Reserve Bank’s federal funds target rate. As previously discussed, the Federal Reserve has raised the federal funds target rate multiple times in 2022 and 2023. As of June 30, 2023, the federal funds target rate was 5.00% to 5.25%. The rates on the borrowings under the BTFP are fixed for one year from the day each borrowing is made.

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

For a description of our 2029 Notes, which are outstanding at June 30, 2023, and our 2027 Notes, which have been redeemed as of June 30, 2023, see our Annual Report, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion and Analysis of Financial Condition – Borrowings – 2029 Notes and 2027 Notes” and Note 11 to the financial statements included in such report.

Stockholders’ Equity

Stockholders’ equity was $218.4 million at June 30, 2023, an increase of $2.6 million compared to December 31, 2022. The increase is primarily attributable to $10.4 million of net income for the six months ended June 30, 2023, partially offset by the adoption of the CECL standard, reflected as a one-time, cumulative effect adjustment to retained earnings that decreased retained earnings by $4.3 million after tax and a $0.3 million increase in accumulated other comprehensive loss due to a decrease in the fair value of the Bank’s AFS securities portfolio. Stockholders’ equity was also reduced during the six months ended June 30, 2023 by payments of $1.9 million in dividends and $2.0 million to repurchase shares.

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

The primary factors affecting net interest margin are changes in interest rates, competition, and the shape of the interest rate yield curve. The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the federal funds target rate a total of seven times during 2022 and, as of June 30, 2023, three times during 2023 to 5.00% to 5.25%, as discussed in Certain Events That Affect Period-over-Period Comparability – Rising Inflation and Interest Rates.

Three months ended June 30, 2023 vs. three months ended June 30, 2022. Net interest income decreased 16.3% to $18.4 million for the three months ended June 30, 2023 compared to $22.0 million for the same period in 2022. The decrease is primarily due to an increase in the rates paid on interest-bearing liabilities partially offset primarily by an increase in the yield earned on interest-earning assets. The volume of interest-earning assets and interest-bearing liabilities also increased. Average short-term borrowings increased $229.8 million, as we utilized advances from the FHLB and borrowings under the BTFP to fund loan growth and investment activity and resulted in a $3.4 million increase in interest expense compared to the same period in 2022. Average time deposits increased $307.4 million primarily due to organic growth and customer funds migrating from other deposit categories due to higher rates offered, which resulted in a $5.1 million increase in interest expense compared to the same period in 2022. Average brokered time deposits were $151.4 million during the three months ended June 30, 2023 compared to none during the three months ended June 30, 2022. Average loans increased $204.2 million primarily due to organic growth which in addition to higher loan yields resulted in a $6.7 million increase in interest income compared to the same period in 2022. Our yield on interest-earning assets increased as did our rate paid on interest-bearing liabilities primarily as a result of the overall increase in prevailing interest rates.

Interest income was $32.4 million for the three months ended June 30, 2023, compared to $24.3 million for the same period in 2022. Loan interest income made up substantially all of our interest income for the three months ended June 30, 2023 and 2022, although interest on investment securities contributed 10.4% of interest income during the second quarter of 2023 compared to 9.7% during the second quarter of 2022. An increase in interest income of $2.5 million can be attributed to the change in the volume of interest-earning assets, and an increase of $5.6 million can be attributed to an increase in the yield earned on those assets. The overall yield on interest-earning assets was 4.98% and 4.09% for the three months ended June 30, 2023 and 2022, respectively. The loan portfolio yielded 5.44% and 4.60% for the three months ended June 30, 2023 and June 30, 2022, respectively, while the yield on the investment portfolio was 2.84% for the three months ended June 30, 2023 compared to 2.06% for the three months ended June 30, 2022. The increase in the overall yield on interest-earning assets compared to the quarter ended June 30, 2022 was primarily driven by an 84 basis point increase in the yield on the loan portfolio and an 81 basis point increase in the yield on the taxable investment securities portfolio.

Interest expense was $14.0 million for the three months ended June 30, 2023, an increase of $11.7 million compared to interest expense of $2.4 million for the three months ended June 30, 2022. An increase of $9.5 million resulted from the increase in the cost of interest-bearing liabilities, primarily time deposits and short-term borrowings, and to a lesser extent interest-bearing demand deposits. An increase in interest expense of $2.2 million resulted from an increase in volume of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $314.9 million for the three months ended June 30, 2023 compared to the same period in 2022, as average short- and long-term borrowings increased by $157.7 million while average interest-bearing deposits increased by $157.2 million. As previously discussed, the federal funds target rate was 5.00% to 5.25% as of June 30, 2023, which affects the rate we pay for immediately available overnight funds, long-term borrowings, and deposits. We increased rates offered on our interest-bearing products in order to remain competitive in our markets. The cost of deposits increased 207 basis points to 2.31% for the three months ended June 30, 2023 compared to 0.24% for the three months ended June 30, 2022 as a result of the utilization of brokered time deposits to secure fixed cost funding and reduce short-term borrowings, increases in both the average balance of and rates paid for time deposits, and an increase in rates paid for interest-bearing demand deposits. The cost of interest-bearing liabilities increased 224 basis points to 2.79% for the three months ended June 30, 2023 compared to 0.55% for the same period in 2022, due to a higher average balance of and an increased cost of short-term borrowings, the cost of which is primarily driven by the Federal Reserve’s federal funds rate and a higher average balance of and an increase in the cost of deposits.

Net interest margin was 2.82% for the three months ended June 30, 2023, a decrease of 88 basis points from 3.70% for the three months ended June 30, 2022. The decrease in net interest margin was primarily driven by a 224 basis point increase in the cost of interest-bearing liabilities partially offset by an 89 basis point increase in the yield on interest-earning assets. We experienced margin pressure beginning late in 2022, which has continued in 2023. We raised rates offered on deposits and incurred higher costs on our borrowings compared to the three months ended June 30, 2022. We may experience additional pressure on our net interest margin if our cost of funds increases faster than the yield on our interest-earning assets.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended June 30, 2023 and 2022. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended June 30,
	2023			2022
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$2,100,751	$28,513	5.44%	$1,896,574	$21,765	4.60%
Securities:
Taxable	460,765	3,262	2.84	441,313	2,234	2.03
Tax-exempt	17,235	119	2.77	19,331	129	2.67
Interest-earning balances with banks	32,421	502	6.22	27,167	200	2.96
Total interest-earning assets	2,611,172	32,396	4.98	2,384,385	24,328	4.09
Cash and due from banks	30,326			37,232
Intangible assets	42,777			43,701
Other assets	94,467			110,185
Allowance for credit losses	(30,571)			(21,654)
Total assets	$2,748,171			$2,553,849
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$683,016	$2,013	1.18%	$927,853	$393	0.17%
Brokered demand deposits	—	—	—	3,956	5	0.52
Savings deposits	127,028	22	0.07	179,867	21	0.05
Brokered time deposits	151,370	1,870	4.95	—	—	—
Time deposits	694,092	5,629	3.25	386,678	488	0.51
Total interest-bearing deposits	1,655,506	9,534	2.31	1,498,354	907	0.24
Short-term borrowings(2)	281,651	3,572	5.09	51,866	149	1.15
Long-term debt	76,325	903	4.74	148,393	1,294	3.50
Total interest-bearing liabilities	2,013,482	14,009	2.79	1,698,613	2,350	0.55
Noninterest-bearing deposits	490,123			611,618
Other liabilities	23,038			13,669
Stockholders’ equity	221,528			229,949
Total liabilities and stockholders’ equity	$2,748,171			$2,553,849
Net interest income/net interest margin		$18,387	2.82%		$21,978	3.70%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Three months ended June 30, 2023 vs.
	Three months ended June 30, 2022
	Volume	Rate	Net(1)
Interest income:
Loans	$2,343	$4,405	$6,748
Securities:
Taxable	98	930	1,028
Tax-exempt	(14)	4	(10)
Interest-earning balances with banks	39	263	302
Total interest-earning assets	2,466	5,602	8,068
Interest expense:
Interest-bearing demand deposits	(104)	1,724	1,620
Brokered demand deposits	(5)	—	(5)
Savings deposits	(6)	7	1
Brokered time deposits	1,870	—	1,870
Time deposits	388	4,753	5,141
Short-term borrowings	661	2,761	3,422
Long-term debt	(628)	238	(390)
Total interest-bearing liabilities	2,176	9,483	11,659
Change in net interest income	$290	$(3,881)	$(3,591)

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

Six months ended June 30, 2023 vs. six months ended June 30, 2022. Net interest income decreased 12.0% to $38.6 million for the six months ended June 30, 2023 compared to $43.8 million for the same period in 2022. The decrease is primarily due to an increase in the rates paid on interest-bearing liabilities partially offset primarily by an increase in the yield earned on interest-earning assets. The volume of interest-earning assets and interest-bearing liabilities also increased. Average short-term borrowings increased $262.4 million, as we utilized advances from the FHLB and borrowings under the BTFP to fund loan growth and investment activity and resulted in a $7.0 million increase in interest expense compared to the same period in 2022. Average time deposits increased $244.6 million primarily due to organic growth and customer funds migrating from other deposit categories due to higher rates offered, which resulted in an $8.4 million increase in interest expense compared to the same period in 2022. Average brokered time deposits were $109.5 million during the six months ended June 30, 2023 compared to none during the six months ended June 30, 2022. Average loans increased $222.6 million primarily due to organic growth, which in addition to higher loan yields, resulted in a $12.4 million increase in interest income compared to the same period in 2022. Our yield on interest-earning assets increased as did our rate paid on interest-bearing liabilities primarily as a result of the overall increase in prevailing interest rates.

Interest income was $63.4 million for the six months ended June 30, 2023, compared to $48.2 million for the same period in 2022. Loan interest income made up substantially all of our interest income for the six months ended June 30, 2023 and 2022, although interest on investment securities contributed 10.4% of interest income during the six months ended June 30, 2023 compared to 9.0% during the six months ended June 30, 2022. An increase in interest income of $5.4 million can be attributed to the change in the volume of interest-earning assets, and an increase of $9.8 million can be attributed to an increase in the yield earned on those assets. The overall yield on interest-earning assets was 4.89% and 4.10% for the six months ended June 30, 2023 and 2022, respectively. The loan portfolio yielded 5.36% and 4.67% for the six months ended June 30, 2023 and June 30, 2022, respectively, while the yield on the investment portfolio was 2.78% for the six months ended June 30, 2023 compared to 1.98% for the six months ended June 30, 2022. The increase in the overall yield on interest-earning assets compared to the quarter ended June 30, 2022 was primarily driven by a 69 basis point increase in the yield on the loan portfolio and an 83 basis point increase in the yield on the taxable investment securities portfolio.

Interest expense was $24.8 million for the six months ended June 30, 2023, an increase of $20.4 million compared to interest expense of $4.4 million for the six months ended June 30, 2022. An increase of $16.8 million resulted from the increase in the cost of interest-bearing liabilities, primarily time deposits and short-term borrowings, and to a lesser extent interest-bearing demand deposits. An increase in interest expense of $3.6 million resulted from an increase in volume of interest-bearing liabilities. Average interest-bearing liabilities increased approximately $282.2 million for the six months ended June 30, 2023 compared to the same period in 2022 as average short- and long-term borrowings increased by $212.6 million while average interest-bearing deposits increased by $69.6 million. As previously discussed, the federal funds target rate was 5.00% to 5.25% as of June 30, 2023, which affects the rate we pay for immediately available overnight funds, long-term borrowings, and deposits. We increased rates offered on our interest-bearing products in order to remain competitive in our markets. The cost of deposits increased 173 basis points to 1.98% for the six months ended June 30, 2023 compared to 0.25% for the six months ended June 30, 2022 as a result of the utilization of brokered time deposits to secure fixed cost funding and reduce short-term borrowings, increases in both the average balance of and rates paid for time deposits, and an increase in rates paid for interest-bearing demand deposits. The cost of interest-bearing liabilities increased 200 basis points to 2.52% for the six months ended June 30, 2023 compared to 0.52% for the same period in 2022, due to a higher average balance of and an increased cost of short-term borrowings, the cost of which is primarily driven by the Federal Reserve’s federal funds rate and a higher average balance of and an increase in the cost of deposits.

Net interest margin was 2.98% for the six months ended June 30, 2023, a decrease of 74 basis points from 3.72% for the six months ended June 30, 2022. The decrease in net interest margin was primarily driven by a 200 basis point increase in the cost of interest-bearing liabilities partially offset by a 79 basis point increase in the yield on interest-earning assets. We experienced margin pressure beginning late in 2022, which continued in 2023. We raised rates offered on deposits and incurred higher costs on our borrowings compared to the six months ended June 30, 2022. We may experience additional pressure on our net interest margin if our cost of funds increases faster than the yield on our interest-earning assets.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the six months ended June 30, 2023 and 2022. Averages presented in the table below are daily averages (dollars in thousands).

	Six months ended June 30,
	2023			2022
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$2,102,361	$55,872	5.36%	$1,879,768	$43,491	4.67%
Securities:
Taxable	459,937	6,347	2.78	418,696	4,048	1.95
Tax-exempt	16,867	224	2.68	20,781	270	2.62
Interest-earning balances with banks	33,958	930	5.52	52,175	386	1.49
Total interest-earning assets	2,613,123	63,373	4.89	2,371,420	48,195	4.10
Cash and due from banks	30,838			41,045
Intangible assets	42,888			43,814
Other assets	85,630			122,270
Allowance for credit losses	(30,448)			(21,229)
Total assets	$2,742,031			$2,557,320
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$709,403	$3,607	1.03%	$946,609	$732	0.16%
Brokered demand deposits	—	—	—	3,574	7	0.41
Savings deposits	136,508	38	0.06	180,215	41	0.05
Brokered time deposits	109,462	2,643	4.87	—	—	—
Time deposits	651,483	9,467	2.93	406,884	1,103	0.55
Total interest-bearing deposits	1,606,856	15,755	1.98	1,537,282	1,883	0.25
Short-term borrowings(2)	291,288	7,134	4.94	28,869	152	1.06
Long-term debt	89,392	1,924	4.34	139,200	2,361	3.42
Total interest-bearing liabilities	1,987,536	24,813	2.52	1,705,351	4,396	0.52
Noninterest-bearing deposits	520,146			599,156
Other liabilities	13,735			14,730
Stockholders’ equity	220,614			238,083
Total liabilities and stockholders’ equity	$2,742,031			$2,557,320
Net interest income/net interest margin		$38,560	2.98%		$43,799	3.72%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Six months ended June 30, 2023 vs.
	Six months ended June 30, 2022
	Volume	Rate	Net(1)
Interest income:
Loans	$5,150	$7,231	$12,381
Securities:
Taxable	399	1,900	2,299
Tax-exempt	(51)	5	(46)
Interest-earning balances with banks	(135)	679	544
Total interest-earning assets	5,363	9,815	15,178
Interest expense:
Interest-bearing demand deposits	(184)	3,058	2,874
Brokered demand deposits	(7)	—	(7)
Savings deposits	(10)	7	(3)
Brokered time deposits	2,643	—	2,643
Time deposits	663	7,702	8,365
Short-term borrowings	1,377	5,605	6,982
Long-term debt	(845)	408	(437)
Total interest-bearing liabilities	3,637	16,780	20,417
Change in net interest income	$1,726	$(6,965)	$(5,239)

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

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

Three months ended June 30, 2023 vs. three months ended June 30, 2022. Total noninterest income decreased $4.3 million, or 67.5%, to $2.1 million for the three months ended June 30, 2023 compared to $6.4 million for the three months ended June 30, 2022. The decrease in noninterest income is mainly attributable to $4.7 million in swap termination fees recorded during the three months ended June 30, 2022 partially offset by a loss on sale or disposition of fixed assets of $0.1 million during the three months ended June 30, 2023, compared to a loss on sale or disposition of fixed assets of $0.5 million for three months ended June 30, 2022 resulting from the consolidation of two branch locations.

Six months ended June 30, 2023 vs. six months ended June 30, 2022. Total noninterest income decreased $9.1 million, or 74.3%, to $3.1 million for the six months ended June 30, 2023 compared to $12.2 million for the six months ended June 30, 2022. The decrease in noninterest income is mainly attributable to $8.1 million in swap termination fees recorded during the six months ended June 30, 2022 and a loss on sale or disposition of fixed assets of $0.9 million during the six months ended June 30, 2023, resulting from the sale of the Alice and Victoria, Texas branches, compared to a loss on sale or disposition of fixed assets of $0.1 million for the six months ended June 30, 2022. There was also a $0.2 million decrease in interchange fees due to a decrease in the volume of debit and credit card transactions.

Swap termination fees of $4.7 million and $8.1 million were recorded during the three and six months ended June 30, 2022 when the Bank voluntarily terminated a number of its interest rate swap agreements in response to market conditions. We had no remaining current or forward starting interest rate swap agreements at June 30, 2023, other than interest rate swaps related to customer loans described in Note 7. Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained in Part I Item 1. “Financial Statements” included herein.

Noninterest Expense

Three months ended June 30, 2023 vs. three months ended June 30, 2022. Total noninterest expense was $15.2 million for the three months ended June 30, 2023, a decrease of $0.3 million, or 2.0%, compared to the same period in 2022. The decrease is primarily a result of a $0.2 million decrease in depreciation and amortization, a $0.2 million decrease in professional fees, and a $0.2 million decrease in loss on early extinguishment of subordinated debt as a result of the redemption of the 2027 Notes in the second quarter of 2022, partially offset by a $0.3 million increase in salaries and employee benefits. The increase in salaries and employee benefits compared to the same period in 2022 is primarily due to an increase in health insurance claims. The decrease in depreciation and amortization compared to the same period in 2022 is primarily due to the closure of two branch locations in 2022, the sale of the Alice and Victoria branches in January 2023, and the closure of one branch location in the first quarter of 2023. We continue to closely monitor expenses, implement technology solutions and evaluate opportunities to reduce our physical branch and ATM footprint to deliver products and services to our customers more efficiently.

Six months ended June 30, 2023 vs. six months ended June 30, 2022. Total noninterest expense was $31.4 million for the six months ended June 30, 2023, an increase of $0.4 million, or 1.4%, compared to the same period in 2022. The increase is primarily a result of $0.7 million in expenses as a result of the sale of the Alice and Victoria, Texas branch locations in the first quarter of 2023. As a result of the sale of the Alice and Victoria, Texas branches, we recorded $0.4 million of occupancy expense primarily to terminate the remaining contractually obligated lease payments, $0.1 million of salaries and employee benefits for severance, $0.1 million of professional fees for legal and consulting services, and $0.1 million of depreciation and amortization to accelerate the amortization of the remaining core deposit intangible. Excluding the expenses incurred related to the sale of the Alice and Victoria branches, there was a $0.5 million increase in salaries and employee benefits, a $0.4 million decrease in depreciation and amortization, a $0.1 million decrease in occupancy expense, and a $0.2 million decrease in loss on early extinguishment of subordinated debt as a result of the redemption of the 2027 Notes in the second quarter of 2022. The remaining increase in salaries and employee benefits compared to the same period in 2022 is primarily due to an increase in health insurance claims. The remaining decreases in depreciation and amortization and occupancy expense compared to the same period in 2022 are primarily due to the closure of two branch locations in 2022, the sale of the Alice and Victoria branches in January 2023, and the closure of one branch location in the first quarter of 2023.

Income Tax Expense

Income tax expense for the three months ended June 30, 2023 and 2022 was $1.5 million and $2.5 million, respectively. The effective tax rate for the three months ended June 30, 2023 and 2022 was 18.7% and 20.7%, respectively. Income tax expense for the six months ended June 30, 2023 and 2022 was $2.4 million and $5.1 million, respectively. The effective tax rate for the six months ended June 30, 2023 and 2022 was 18.7% and 20.6%, respectively.

For the three and six months ended June 30, 2023 and 2022, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain loans and investment securities and income from bank owned life insurance.

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

At June 30, 2023 and December 31, 2022, there were no loans classified as loss. There were $0.4 million of loans classified as doubtful at June 30, 2023, compared to $0.2 million at December 31, 2022. At June 30, 2023 and December 31, 2022, there were $14.2 million and $15.0 million, respectively, of loans classified as substandard, and $10.1 million and $12.8 million, respectively, of loans classified as special mention.

An independent loan review is conducted annually, whether internally or externally, on at least 40% of commercial loans utilizing a risk-based approach designed to maximize the effectiveness of the review. Internal loan review is independent of the loan underwriting and approval process. In addition, credit analysts periodically review certain commercial loans to identify negative financial trends related to any one borrower, any related groups of borrowers, or any industry. All loans not categorized as pass are put on an internal watch list, with quarterly reports to the board of directors. In addition, a written status report is maintained by our special assets division for all commercial loans categorized as substandard or worse. We use this information in connection with our collection efforts.

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

Allowance for Credit Losses. Effective January 1, 2023, we adopted ASU 2016-13, which uses the CECL accounting methodology for the allowance for credit losses. Upon adoption, we recorded a one-time, cumulative effect adjustment to increase the allowance for credit losses by $5.9 million. The allowance for credit losses was $30.0 million and $24.4 million at June 30, 2023 and December 31, 2022, respectively. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired.

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

We maintain a separate allowance for credit losses on unfunded loan commitments, which is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The allowance for credit losses is increased by the provision for credit losses and decreased by charge-offs, net of recoveries. For the six months ended June 30, 2023 and 2022, the provision for credit losses was negative $2.5 million and $0.5 million, respectively.

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

	June 30, 2023		December 31, 2022
	Allowance for Credit Losses	% of Loans in each Category to Total Loans	Allowance for Credit Losses	% of Loans in each Category to Total Loans
Mortgage loans on real estate:
Construction and development	$2,977	9.4%	$2,555	9.6%
1-4 Family	9,293	19.9	3,917	19.1
Multifamily	866	3.9	999	3.9
Farmland	3	0.4	113	0.6
Commercial real estate	11,221	46.6	10,718	45.5
Commercial and industrial	5,469	19.2	5,743	20.7
Consumer	215	0.6	319	0.6
Total	$30,044	100%	$24,364	100%

The following table presents the amount of the allowance for credit losses allocated to each loan category as a percentage of total loans as of the dates indicated.

	June 30, 2023	December 31, 2022
Mortgage loans on real estate:
Construction and development	0.14%	0.12%
1-4 Family	0.45	0.18
Multifamily	0.04	0.05
Farmland	—	0.01
Commercial real estate	0.54	0.51
Commercial and industrial	0.26	0.27
Consumer	0.01	0.02
Total	1.44%	1.16%

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

The table below reflects the activity in the allowance for credit losses and key ratios for the periods indicated (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Allowance at beginning of period	$30,521	$21,088	$24,364	$20,859
ASU 2016-13 adoption impact	—	—	5,865	—
Provision for credit losses on loans(1)	(2,833)	941	(2,277)	492
Net recoveries (charge-offs)(2)	2,356	(75)	2,092	603
Allowance at end of period	$30,044	$21,954	$30,044	$21,954
Total loans - period end	2,084,863	1,916,395	2,084,863	1,916,395
Nonaccrual loans - period end	6,994	16,630	6,994	16,630

Key ratios:
Allowance for credit losses to total loans - period end	1.44%	1.15%	1.44%	1.15%
Allowance for credit losses to nonaccrual loans - period end	429.57%	132.01%	429.57%	132.01%
Nonaccrual loans to total loans - period end	0.34%	0.87%	0.34%	0.87%

(1) For the three months ended June 30, 2023, the $2.8 million negative provision for credit losses on the consolidated statement of income includes a $2.8 million negative provision for loan losses and a $7,000 negative provision for unfunded loan commitments. For the six months ended June 30, 2023, the $2.5 million negative provision for credit losses on the consolidated statement of income includes a $2.3 million negative provision for loan losses and a $0.2 million negative provision for unfunded loan commitments.
(2) We recognized net recoveries of $2.4 million and $2.1 million in the loan portfolio during the three and six months ended June 30, 2023, respectively, primarily attributable to recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

The allowance for credit losses to total loans increased to 1.44% at June 30, 2023 compared to 1.15% at June 30, 2022, and the allowance for credit losses to nonaccrual loans ratio increased to 430% at June 30, 2023 compared to 132% at June 30, 2022. The increases in the allowance for credit losses to total loans and allowance for credit losses to nonaccrual loans compared to June 30, 2022, is primarily due to the one-time, cumulative effect adjustment to increase the allowance for credit losses by $5.9 million recorded upon adoption of ASU 2016-13 on January 1, 2023. Nonaccrual loans were $7.0 million, or 0.34% of total loans, at June 30, 2023, a decrease of $9.6 million compared to $16.6 million, or 0.87% of total loans at June 30, 2022. The decrease in nonaccrual loans is primarily due to large paydowns on one loan relationship impacted by Hurricane Ida in the third quarter of 2021. Many of the loans comprising the total relationship were placed on nonaccrual following the impairment in the third quarter of 2021.

The following table presents the allocation of net (charge-offs) recoveries by loan category for the periods indicated (dollars in thousands).

	Three months ended June 30,
	2023			2022
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs to Average Loans
Mortgage loans on real estate:
Construction and development	$1	$207,825	(0.00)%	$5	$208,829	(0.00)%
1-4 Family	6	409,077	(0.00)	32	373,701	(0.01)
Multifamily	—	80,478	—	—	53,648	—
Farmland	—	9,422	—	—	16,959	—
Commercial real estate	2,104	966,283	(0.22)	1	900,817	(0.00)
Commercial and industrial	316	415,252	(0.08)	(73)	327,682	0.02
Consumer	(71)	12,414	0.57	(40)	14,938	0.27
Total	$2,356	$2,100,751	(0.11)%	$(75)	$1,896,574	0.00%

	Six months ended June 30,
	2023			2022
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs to Average Loans
Mortgage loans on real estate:
Construction and development	$43	$203,213	(0.02)%	$21	$208,799	(0.01)%
1-4 Family	(31)	405,760	0.01	102	369,245	(0.03)
Multifamily	—	80,507	—	—	55,548	—
Farmland	—	10,274	—	(54)	17,995	0.30
Commercial real estate	2,207	967,966	(0.23)	60	892,590	(0.01)
Commercial and industrial	5	421,991	(0.00)	549	319,791	(0.17)
Consumer	(132)	12,650	1.04	(75)	15,800	0.47
Total	$2,092	$2,102,361	(0.10)%	$603	$1,879,768	(0.03)%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses on loans. Net charge-offs include recoveries of amounts previously charged off. For the three and six months ended June 30, 2023, net recoveries were $2.4 million and $2.1 million, or 0.11% and 0.10%, respectively, of the average loan balances for the periods. Net recoveries during the three and six months ended June 30, 2023 were primarily attributable to recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. Net charge-offs for the three months ended June 30, 2022 were $0.1 million, or less than 0.01%, of the average loan balance for the period. Net recoveries for the six months ended June 30, 2022 were $0.6 million, or 0.03%, of the average loan balance for the period.

Management believes the allowance for credit losses at June 30, 2023 is sufficient to provide adequate protection against losses in our portfolio. However, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to higher inflation and interest rates than anticipated, other unanticipated adverse changes in the economy, the scope and duration of the COVID-19 pandemic and its continued influence on the economy, or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events. Effective January 1, 2023, we adopted ASU 2016-13, which uses the CECL accounting methodology for the calculating the allowance for credit losses. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired, and be adjusted each period for changes in expected lifetime credit losses. The CECL methodology replaces multiple prior impairment models under U.S. GAAP that generally required that a loss be “incurred” before it was recognized, and represents a significant change from prior U.S. GAAP. Please refer to Note 1. Summary of Significant Accounting Policies – Accounting Standards Adopted in 2023, in the Notes to Consolidated Financial Statements for information regarding our adoption of ASU 2016-13, effective January 1, 2023.

Nonperforming Assets. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal and interest is delinquent for 90 days or more. Additionally, management may elect to continue the accrual when the estimated net available value of collateral is sufficient to cover the principal balance and accrued interest. It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period of repayment performance by the borrower. Nonperforming loans were $7.0 million, or 0.34% of total loans, at June 30, 2023, a decrease of $4.3 million compared to $11.3 million, or 0.54% of total loans, at December 31, 2022. The decrease in nonperforming loans compared to December 31, 2022 is mainly attributable to large paydowns on one loan relationship impacted by Hurricane Ida.

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

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at fair value at the time of foreclosure, less estimated selling cost. Losses arising at the time of foreclosure of properties are charged to the allowance for credit losses. For the six months ended June 30, 2023, additions to other real estate owned were $3.8 million, which were primarily driven by transfers of properties related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. During the six months ended June 30, 2023, we closed one branch and transferred the associated land and building from bank premises and equipment to other real estate owned, as we did not intend to use the property for banking operations. Other real estate owned with a cost basis of $0.5 million and $1.5 million was sold during the three and six months ended June 30, 2023, respectively, resulting in a gain of $5,000 and a loss of $0.1 million, respectively, for the periods. Other real estate owned with a cost basis of $0.6 million and $1.5 million was sold during the three and six months ended June 30, 2022, respectively, resulting in losses of $0.1 million and $43,000, respectively, for the periods. At June 30, 2023, approximately $0.1 million of loans secured by 1-4 family residential property were in the process of foreclosure.

The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	June 30, 2023	December 31, 2022
1-4 Family	$139	$682
Commercial real estate	3,998	—
Total other real estate owned	$4,137	$682

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Six months ended June 30,
	2023	2022
Balance, beginning of period	$682	$2,653
Additions	3,814	1,673
Transfers from bank premises and equipment	1,100	525
Sales of other real estate owned	(1,459)	(1,454)
Balance, end of period	$4,137	$3,397

Impact of Inflation. Inflation reached a near 40-year high in late 2021 primarily due to effects of the ongoing pandemic and continued rising through June 2022. Since June 2022, the rate of inflation has decelerated; however, it has remained at historically high levels through July 2023. When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, this could impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for credit losses resulting from a possible increased default rate. Inflation may lead to lower loan re-financings. Inflation may also increase the costs of goods and services we purchase, including the costs of salaries and benefits. In response to higher inflation, the Federal Reserve increased the federal funds target rate during 2022 and 2023 as discussed in Certain Events That Affect Period-over-Period Comparability – Rising Inflation and Interest Rates. For additional information, see Interest Rate Risk below, and Item 1A. “Risk Factors – Risks Related to our Business – Changes in interest rates could have an adverse effect on our profitability,” in our Annual Report.

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

Short-term interest rate risk management tactics are decided by the ALCO where risk exposures exist out into the 1 to 2 year horizon. Tactics are formulated and presented to the ALCO for discussion, modification, and/or approval. Such tactics may include asset and liability acquisitions of appropriate maturities in the cash market, loan and deposit product/pricing strategy modification, and derivatives hedging activities to the extent such activity is authorized by the board of directors.

Since the impact of rate changes due to mismatched balance sheet positions in the short-term can quickly and materially affect the current year’s income statement, they require constant monitoring and management.

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At June 30, 2023, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of June 30, 2023
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income(1)
+300	(6.6)%
+200	(4.8)%
+100	(2.2)%
-100	2.8%

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At June 30, 2023 and December 31, 2022, 67% and 70% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. At June 30, 2023, 96% of our investment securities portfolio was classified as AFS and we had gross unrealized losses in our AFS investment securities portfolio of $62.8 million and gross unrealized gains of $0.3 million. The sale of securities in a loss position would cause us to record a loss on sale of investment securities in noninterest income in the period during which the securities were sold. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances and borrowings under the BTFP, which impacts their liquidity. At June 30, 2023, securities with a carrying value of $357.0 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $165.7 million in pledged securities at December 31, 2022 with the increase due primarily to the pledge of securities to secure borrowings under the BTFP.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2023, the balance of our outstanding advances with the FHLB was $23.5 million, all long-term advances, a decrease from $387.0 million at December 31, 2022, consisting of $333.5 million short-term and $53.5 million long-term advances as we utilized the BTFP. The total amount of the remaining credit available to us from the FHLB at June 30, 2023 was $914.4 million. At June 30, 2023, our FHLB borrowings were collateralized by a blanket pledge of certain loans totaling approximately $962.2 million.

Beginning in March 2023, we are eligible to borrow from the BTFP, which provides additional liquidity through borrowings secured by the pledging of certain qualifying securities and other assets valued at par. The BTFP is a one-year program ending March 11, 2024, and we can borrow any time during the term and can repay the obligation at any time without penalty. During the second quarter, we utilized the BTFP to secure fixed rate funding for a one-year term and reduce short-term FHLB advances, which are priced daily. At June 30, 2023, borrowings outstanding under the BTFP were $235.8 million, and our remaining borrowing capacity under the BTFP was $23.6 million based on the value of securities available to be used as collateral, valued at par value as permitted under the program.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $5.2 million of repurchase agreements outstanding at June 30, 2023 and none at December 31, 2022.

We maintain unsecured lines of credit with other commercial banks totaling $60.0 million. These lines of credit are federal funds lines of credit and are used for overnight borrowing only. The lines of credit mature at various times within the next year. There were no outstanding balances on our unsecured lines of credit at June 30, 2023 and December 31, 2022.

At June 30, 2023, we held $65.9 million of cash and cash equivalents and maintained $998.0 million of available funding from Federal Home Loan Bank advances, the BTFP, and unsecured lines of credit with correspondent banks. Cash and cash equivalents and available funding represent 145% of uninsured deposits of $731.2 million at June 30, 2023.

In addition, at June 30, 2023 and December 31, 2022, we had $45.0 million in aggregate principal amount of subordinated debt outstanding. In April 2022, we completed a private placement of $20.0 million in aggregate principal amount of our 2032 Notes, and used the majority of the proceeds to redeem $18.6 million of our 2027 Notes in June 2022. See discussion above under Discussion and Analysis of Financial Condition – Borrowings – 2032 Notes. For additional information on our 2027, 2029, and 2032 Notes, see our Annual Report for the year ended December 31, 2022, Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion and Analysis of Financial Condition – Borrowings” and Note 11 to the financial statements included in such report.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. In recent periods, the proportion of our deposits represented by noninterest-bearing deposits has declined primarily due to rising market interest rates. At June 30, 2023, we held $153.4 million of brokered time deposits and no brokered demand deposits, as defined for federal regulatory purposes, to secure fixed cost funding and reduce short-term borrowings. At December 31, 2022, we held $10.0 million of brokered time deposits and no brokered demand deposits, as defined for federal regulatory purposes. The Bank has historically used brokered demand deposits to satisfy the required borrowings under its interest rate swap agreements. We hold QwickRate® deposits, included in our time deposit balances, which we obtain through a qualified network to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At June 30, 2023, we held $23.8 million of QwickRate® deposits, a decrease compared to $26.5 million at December 31, 2022.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three and six months ended June 30, 2023 and 2022.

	Percentage of Total Average Deposits and Borrowed Funds		Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds		Cost of Funds
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Noninterest-bearing demand deposits	20%	27%	21%	26%	—%	—%	—%	—%
Interest-bearing demand deposits	27	40	28	41	1.18	0.17	1.03	0.16
Brokered demand deposits	—	—	—	—	—	0.52	—	0.41
Savings accounts	5	8	5	8	0.07	0.05	0.06	0.05
Brokered time deposits	6	—	4	—	4.95	—	4.87	—
Time deposits	28	17	26	18	3.25	0.51	2.93	0.55
Short-term borrowings	11	2	12	1	5.09	1.15	4.94	1.06
Long-term borrowed funds	3	6	4	6	4.74	3.50	4.34	3.42
Total deposits and borrowed funds	100%	100%	100%	100%	2.24%	0.41%	2.00%	0.38%

Capital Management. Our primary sources of capital include retained earnings, capital obtained through acquisitions, and proceeds from the sale of our capital stock and subordinated debt. We may issue additional common stock and debt securities from time to time to fund acquisitions and support our organic growth. In April 2022, we completed a private placement of $20.0 million in aggregate principal amount of our 2032 Notes, which are structured to qualify as Tier 2 capital for regulatory purposes and used the majority of the proceeds to redeem $18.6 million of our 2027 Notes in June 2022.

During the six months ended June 30, 2023, we paid $1.9 million in dividends, compared to $1.7 million during the six months ended June 30, 2022. We declared dividends on our common stock of $0.195 per share during the six months ended June 30, 2023 compared to dividends of $0.175 per share during the six months ended June 30, 2022. The Company has had a stock repurchase program since 2015. The Company had 248,439 shares of its common stock remaining authorized for repurchase under the program at June 30, 2023. During the six months ended June 30, 2023, the Company paid $2.0 million to repurchase 138,275 shares of its common stock, compared to paying $7.6 million to repurchase 381,919 shares of its common stock during the six months ended June 30, 2022. On July 19, 2023, the Company announced that the board of directors authorized the repurchase of an additional 350,000 shares of our common stock under the program.

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

The Company and the Bank each were in compliance with all regulatory capital requirements at June 30, 2023 and December 31, 2022. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement for Bank to be Well Capitalized Under Prompt Corrective Action Rules
	Amount	Ratio	Amount	Ratio
June 30, 2023
Investar Holding Corporation:
Tier 1 leverage capital	$234,344	8.45%	$—	—%
Common equity tier 1 capital	224,844	9.86	—	—
Tier 1 capital	234,344	10.28	—	—
Total capital	307,521	13.49	—	—
Investar Bank:
Tier 1 leverage capital	275,754	9.96	138,468	5.00
Common equity tier 1 capital	275,754	12.11	148,023	6.50
Tier 1 capital	275,754	12.11	182,182	8.00
Total capital	304,237	13.36	227,728	10.00

December 31, 2022
Investar Holding Corporation:
Tier 1 leverage capital	$231,048	8.53%	$—	—%
Common equity tier 1 capital	221,548	9.79	—	—
Tier 1 capital	231,048	10.21	—	—
Total capital	300,009	13.25	—	—
Investar Bank:
Tier 1 leverage capital	267,603	9.89	135,344	5.00
Common equity tier 1 capital	267,603	11.83	147,044	6.50
Tier 1 capital	267,603	11.83	180,977	8.00
Total capital	292,339	12.92	226,221	10.00

Off-Balance Sheet Transactions

Swap Contracts. The Bank historically has entered into interest rate swap contracts, some of which are forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. At June 30, 2023 and December 31, 2022 we had no current or forward starting interest rate swap agreements, other than interest rate swaps related to customer loans, described below. For additional information, see Note 7. Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained in Part I Item 1. “Financial Statements” included herein.

During the three and six months ended June 30, 2022, the Company voluntarily terminated interest rate swaps with total notional amounts of $60.0 million and $115.0 million, respectively, in response to market conditions. Unrealized gains of $3.7 million and $6.4 million, respectively, net of tax expenses of $1.0 million and $1.7 million, respectively, were reclassified from “Accumulated other comprehensive loss” and recorded as “Swap termination fee income” in noninterest income in the accompanying consolidated statements of income for the three and six months ended June 30, 2022.

For the three and six months ended June 30, 2022, gains of $1.2 million and $4.3 million, net of tax expenses of $0.3 million and $1.2 million, respectively, have been recognized in “Other comprehensive loss” in the accompanying consolidated statements of comprehensive income (loss) for the change in fair value of the interest rate swaps.

The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging”, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, “Fair Value Measurements”. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the three and six months ended June 30, 2023 and 2022. At June 30, 2023 we had notional amounts of $144.7 million in interest rate swap contracts with customers and $144.7 million in offsetting interest rate swap contracts with other financial institutions. The fair value of the swap contracts consisted of gross assets of $19.3 million and gross liabilities of $19.3 million recorded in “Other assets” and “Accrued taxes and other liabilities”, respectively, in the accompanying consolidated balance sheet.

Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the allowance for credit losses on loans. The reserve for unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets and was $0.2 million and $0.4 million at June 30, 2023 and December 31, 2022, respectively.

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

	June 30, 2023	December 31, 2022
Loan commitments	$336,427	$333,040
Standby letters of credit	14,795	11,379

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at June 30, 2023, the Company had unfunded commitments of $1.6 million for its investment in Small Business Investment Company qualified funds and other investment funds.

For the six months ended June 30, 2023 and for the year ended December 31, 2022, except as disclosed herein and in the Company’s Annual Report, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Lease Obligations. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.

The following table presents, as of June 30, 2023, contractually obligated lease payments due under non-cancelable operating leases by payment date (dollars in thousands).

Less than one year	$361
One to three years	669
Three to five years	681
Over five years	841
Total	$2,552

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2022 are set forth in the Company’s Annual Report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” Please refer to the information in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Risk Management” in this report for additional information about the Company’s market risk for the six months ended June 30, 2023; except as discussed therein, there have been no material changes in the Company’s market risk since December 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended June 30, 2023.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	14,802	$13.81	3,808	336,931
May 1, 2023 - May 31, 2023	47,946	12.00	47,700	289,231
June 1, 2023 - June 30, 2023	40,792	11.35	40,792	248,439
	103,540	$12.00	92,300	248,439

(1)	Includes 11,240 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.
(2)	The Company has had a stock repurchase program since 2015. On July 19, 2023, the Company announced that its board of directors authorized the repurchase of an additional 350,000 shares of the Company’s common stock under its stock repurchase plan. As of July 19, 2023, the Company had 598,439 shares remaining available under the program.

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

INVESTAR HOLDING CORPORATION

Date: August 3, 2023	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	/s/ John R. Campbell
John R. Campbell
Chief Financial Officer
(Principal Financial Officer)