Form 10-Q
period 2023-09-30
Investar Holding Corp
filed 2023-11-02
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 9,759,688 shares outstanding as of October 30, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$27,084	$30,056
Interest-bearing balances due from other banks	36,584	10,010
Federal funds sold	—	193
Cash and cash equivalents	63,668	40,259

Available for sale securities at fair value (amortized cost of $481,296 and $467,316, respectively)	404,485	405,167
Held to maturity securities at amortized cost (estimated fair value of $19,815 and $7,922, respectively)	20,044	8,305
Loans	2,103,022	2,104,767
Less: allowance for credit losses	(29,778)	(24,364)
Loans, net	2,073,244	2,080,403
Equity securities	13,334	27,254
Bank premises and equipment, net of accumulated depreciation of $21,646 and $22,025, respectively	44,764	49,587
Other real estate owned, net	4,438	682
Accrued interest receivable	13,633	12,749
Deferred tax asset	20,989	16,438
Goodwill and other intangible assets, net	42,496	43,147
Bank owned life insurance	58,425	57,379
Other assets	30,013	12,437
Total assets	$2,789,533	$2,753,807

LIABILITIES
Deposits:
Noninterest-bearing	$459,519	$580,741
Interest-bearing	1,749,914	1,501,624
Total deposits	2,209,433	2,082,365
Advances from Federal Home Loan Bank	23,500	387,000
Borrowings under Bank Term Funding Program	235,800	—
Repurchase agreements	13,930	—
Subordinated debt, net of unamortized issuance costs	44,296	44,225
Junior subordinated debt	8,602	8,515
Accrued taxes and other liabilities	45,255	15,920
Total liabilities	2,580,816	2,538,025

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 9,779,688 and 9,901,847 shares issued and outstanding, respectively	9,780	9,902
Surplus	145,241	146,587
Retained earnings	114,148	108,206
Accumulated other comprehensive loss	(60,452)	(48,913)
Total stockholders’ equity	208,717	215,782
Total liabilities and stockholders’ equity	$2,789,533	$2,753,807

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$28,892	$23,924	$84,764	$67,415
Interest on investment securities:
Taxable	3,055	2,769	9,402	6,817
Tax-exempt	216	105	440	375
Other interest income	997	204	1,927	590
Total interest income	33,160	27,002	96,533	75,197

INTEREST EXPENSE
Interest on deposits	11,733	1,315	27,488	3,198
Interest on borrowings	3,958	2,220	13,016	4,733
Total interest expense	15,691	3,535	40,504	7,931
Net interest income	17,469	23,467	56,029	67,266

Provision for credit losses	(34)	1,162	(2,486)	1,654
Net interest income after provision for credit losses	17,503	22,305	58,515	65,612

NONINTEREST INCOME
Service charges on deposit accounts	806	820	2,292	2,291
(Loss) gain on call or sale of investment securities, net	—	—	(1)	6
Loss on sale or disposition of fixed assets, net	(367)	(103)	(1,284)	(191)
Gain (loss) on sale of other real estate owned, net	23	50	(114)	7
Swap termination fee income	—	—	—	8,077
Gain on sale of loans	—	—	75	37
Servicing fees and fee income on serviced loans	2	17	12	61
Interchange fees	399	511	1,280	1,544
Income from bank owned life insurance	357	341	1,046	959
Change in the fair value of equity securities	22	(27)	(89)	(102)
Other operating income	395	1,056	1,566	2,220
Total noninterest income	1,637	2,665	4,783	14,909
Income before noninterest expense	19,140	24,970	63,298	80,521

NONINTEREST EXPENSE
Depreciation and amortization	900	1,087	2,871	3,364
Salaries and employee benefits	9,463	9,345	28,140	27,429
Occupancy	618	810	2,288	2,202
Data processing	888	861	2,590	2,594
Marketing	83	84	234	188
Professional fees	516	460	1,472	1,338
Loss on early extinguishment of subordinated debt	—	—	—	222
Other operating expenses	3,306	3,320	9,595	9,615
Total noninterest expense	15,774	15,967	47,190	46,952
Income before income tax expense	3,366	9,003	16,108	33,569
Income tax expense	585	1,699	2,968	6,758
Net income	$2,781	$7,304	$13,140	$26,811

EARNINGS PER SHARE
Basic earnings per share	$0.28	$0.74	$1.33	$2.64
Diluted earnings per share	0.28	0.73	1.33	2.62
Cash dividends declared per common share	0.10	0.095	0.295	0.27

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$2,781	$7,304	$13,140	$26,811
Other comprehensive loss:
Investment securities:
Unrealized loss, available for sale, net of tax benefit of $3,054, $4,739, $3,123 and $13,210, respectively	(11,287)	(17,829)	(11,540)	(49,709)
Reclassification of realized loss (gain), available for sale, net of tax expense of $0, $0, $0 and $1, respectively	—	—	1	(5)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0 for all respective periods	—	—	—	(1)
Derivative financial instruments:
Change in fair value of interest rate swaps designated as cash flow hedges, net of tax expense of $0, $0, $0 and $1,151, respectively	—	—	—	4,329
Reclassification of realized gain, interest rate swap termination, net of tax expense of $0, $0, $0 and $1,697, respectively	—	—	—	(6,380)
Total other comprehensive loss	(11,287)	(17,829)	(11,539)	(51,766)
Total comprehensive (loss) income	$(8,506)	$(10,525)	$1,601	$(24,955)

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Loss	Equity
Three months ended:
September 30, 2022
Balance at beginning of period	$10,025	$148,230	$93,888	$(32,774)	$219,369
Surrendered shares	(1)	(5)	—	—	(6)
Options exercised	3	32	—	—	35
Dividends declared, $0.095 per share	—	—	(945)	—	(945)
Stock-based compensation	1	501	—	—	502
Shares repurchased	(127)	(2,603)	—	—	(2,730)
Net income	—	—	7,304	—	7,304
Other comprehensive loss, net	—	—	—	(17,829)	(17,829)
Balance at end of period	$9,901	$146,155	$100,247	$(50,603)	$205,700

September 30, 2023
Balance at beginning of period	$9,831	$145,347	$112,344	$(49,165)	$218,357
Surrendered shares	—	(7)	—	—	(7)
Dividends declared, $0.10 per share	—	—	(977)	—	(977)
Stock-based compensation	2	525	—	—	527
Shares repurchased	(53)	(624)	—	—	(677)
Net income	—	—	2,781	—	2,781
Other comprehensive loss, net	—	—	—	(11,287)	(11,287)
Balance at end of period	$9,780	$145,241	$114,148	$(60,452)	$208,717

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED

(Amounts in thousands, except share data)

(Unaudited)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income (Loss)	Equity
Nine months ended:
September 30, 2022
Balance at beginning of period	$10,343	$154,932	$76,160	$1,163	$242,598
Surrendered shares	(20)	(369)	—	—	(389)
Options exercised	10	123	—	—	133
Dividends declared, $0.27 per share	—	—	(2,724)	—	(2,724)
Stock-based compensation	77	1,294	—	—	1,371
Shares repurchased	(509)	(9,825)	—	—	(10,334)
Net income	—	—	26,811	—	26,811
Other comprehensive loss, net	—	—	—	(51,766)	(51,766)
Balance at end of period	$9,901	$146,155	$100,247	$(50,603)	$205,700

September 30, 2023
Balance at beginning of period	$9,902	$146,587	$108,206	$(48,913)	$215,782
Cumulative effect of adoption of ASU 2016-13, net	—	—	(4,295)	—	(4,295)
Surrendered shares	(21)	(330)	—	—	(351)
Options exercised	8	97	—	—	105
Dividends declared, $0.295 per share	—	—	(2,903)	—	(2,903)
Stock-based compensation	82	1,384	—	—	1,466
Shares repurchased	(191)	(2,497)	—	—	(2,688)
Net income	—	—	13,140	—	13,140
Other comprehensive loss, net	—	—	—	(11,539)	(11,539)
Balance at end of period	$9,780	$145,241	$114,148	$(60,452)	$208,717

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2023	2022
Net income	$13,140	$26,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,871	3,364
Provision for credit losses	(2,486)	1,654
Net accretion of purchase accounting adjustments	(233)	(131)
Net (accretion) amortization of securities	(62)	899
Loss (gain) on call or sale of investment securities, net	1	(6)
Loss on sale or disposition of fixed assets, net	1,284	191
Loss (gain) on sale of other real estate owned, net	114	(7)
Gain on sale of loans to First Community Bank	(75)	—
Loss on early extinguishment of subordinated debt	—	222
FHLB stock dividend	(591)	(50)
Stock-based compensation	1,466	1,371
Deferred taxes	(286)	(588)
Net change in value of bank owned life insurance	(1,046)	(959)
Amortization of subordinated debt issuance costs	71	42
Change in the fair value of equity securities	89	102
Loans held for sale:
Originations	—	(624)
Proceeds from sales	—	1,281
Gain on sale of loans	—	(37)
Net change in:
Accrued interest receivable	(756)	(560)
Other assets	5,375	(1,646)
Accrued taxes and other liabilities	7,075	2,220
Net cash provided by operating activities	25,951	33,549

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,364	—
Purchases of securities available for sale	(107,904)	(180,590)
Purchases of securities held to maturity	(12,556)	—
Proceeds from maturities, prepayments and calls of investment securities available for sale	91,630	49,271
Proceeds from maturities, prepayments and calls of investment securities held to maturity	808	868
Proceeds from redemption or sale of equity securities	17,150	326
Purchases of equity securities	(2,728)	(10,204)
Net decrease (increase) in loans	22,312	(125,988)
Proceeds from sales of other real estate owned	1,484	4,145
Proceeds from sales of fixed assets	42	4,692
Purchases of loans	(35,887)	—
Purchases of fixed assets	(904)	(743)
Purchases of bank owned life insurance	—	(5,000)
Purchases of other investments	(552)	(643)
Distributions from investments	225	25
Cash paid for branch sale to First Community Bank, net of cash received	(596)	—
Net cash used in investing activities	(25,112)	(263,841)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net increase (decrease) in customer deposits	141,787	(67,859)
Net increase in federal funds purchased	—	168
Net increase (decrease) in repurchase agreements	13,930	(5,783)
Net (decrease) increase in short-term FHLB advances	(333,500)	279,600
Net increase in borrowings under the Bank Term Funding Program	235,800	—
Repayment of long-term FHLB advances	(30,000)	(25,000)
Cash dividends paid on common stock	(2,864)	(2,609)
Proceeds from stock options exercised	105	133
Payments to repurchase common stock	(2,688)	(10,334)
Proceeds from subordinated debt, net of issuance costs	—	19,548
Extinguishment of subordinated debt	—	(18,600)
Net cash provided by financing activities	22,570	169,264
Net change in cash and cash equivalents	23,409	(61,028)
Cash and cash equivalents, beginning of period	40,259	97,041
Cash and cash equivalents, end of period	$63,668	$36,013

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfer from loans to other real estate owned	$3,930	$3,317
Transfer from bank premises and equipment to other real estate owned	1,425	525

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Investar Holding Corporation (the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2023.

Nature of Operations

The Company is a financial holding company, headquartered in Baton Rouge, Louisiana that provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association (the “Bank”), a national bank, primarily to meet the needs of individuals, professionals and small to medium-sized businesses. The Company’s primary markets are in south Louisiana, southeast Texas and Alabama. At  September 30, 2023 , the Company operated 20 full service branches located in Louisiana, two full service branches located in Texas and seven full service branches located in Alabama and had 328 full-time equivalent employees.

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

Acquisition Accounting - Loan Purchase Agreement

In August 2023, the Company entered into a loan purchase agreement to acquire commercial and industrial revolving lines of credit, and related accrued interest, with an unpaid principal balance of $162.7 million in two tranches. The purchase of the first tranche, consisting of revolving lines of credit with an unpaid principal balance of $35.8 million and total commitments of $61.1 million, was completed on September 15, 2023. The purchase of the second tranche, consisting of revolving lines of credit with an unpaid principal balance of $127.0 million and total commitments of $176.7 million, was completed on October 3, 2023. The revolving lines of credit are variable-rate and short-term in nature with varying renewal terms.  See Note 12. Subsequent Events.

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805,  “Business Combinations”  (“ASC 805”)  to determine the appropriate accounting treatment for an acquisition. ASC 805 prescribes  an initial fair value screen to determine if substantially all of the fair value of the assets acquired is concentrated in a single asset or group of similar assets. If the initial screen test is met, the assets acquired represent an asset acquisition rather than a business combination. If the transaction is deemed to be an asset acquisition, the cost accumulation and allocation model is used in which the cost of the acquisition is allocated on a relative fair value basis to the assets acquired. The Company concluded that the loan purchase agreement did not qualify as a business combination as substantially all of the fair value of the assets acquired is concentrated in a single group of similar assets and accounted for it as an asset acquisition in accordance with ASC 805 using a cost accumulation and allocation model.

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
(2) The allowance for credit losses on unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The related provision for credit losses on unfunded loan commitments is included in “Provision for credit losses” in the accompanying consolidated statements of income for the three and nine months ended September 30, 2023.

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

The allowance for credit losses is measured on a pool basis when similar risk characteristics exist and is maintained at an amount which management believes is a current estimate of the expected credit losses for the full life of the relevant pool of loans and related unfunded lending commitments. For modeling purposes, loan pools include: agriculture and farmland, automotive, commercial and industrial, construction and development, commercial real estate - nonowner-occupied and multifamily, commercial real estate - owner-occupied, credit cards, home equity lines of credit and junior liens, consumer, residential senior liens, and other loans, which primarily consist of public finance. Management periodically reassesses each pool to confirm the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded lending commitments to calculate an allowance for credit losses.

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

FASB ASC Topic 848 “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting” Update No. 2020-04 (“ASU 2020-04”) and FASB ASC Topic 848 “Reference Rate Reform: Deferral of the Sunset Date” Update No. 2022-06 (“ASU 2022-06”). In  March 2020, the FASB issued ASU 2020-04, which is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 became effective as of March 12, 2020 and could be adopted any time during the period of January 1, 2020 through December 31, 2022. In  December 2022, the FASB issued ASU 2022-06, which deferred the sunset date of ASU 2020-04 from  December 31, 2022 to  December 31, 2024. The Company implemented a plan to transition all loans and other financial instruments, including certain indebtedness, with attributes that are either directly or indirectly influenced by LIBOR to its preferred replacement index, the Secured Overnight Financing Rate (“SOFR”). As of September 30, 2023, the Company has transitioned all loans and certain indebtedness. The adoption of ASU 2022-06 did not have a material impact on the Company’s consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share data).

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Earnings per common share - basic
Net income	$2,781	$7,304	$13,140	$26,811
Less: income allocated to participating securities	—	(5)	(2)	(27)
Net income allocated to common shareholders	2,781	7,299	13,138	26,784
Weighted average basic shares outstanding	9,814,727	9,965,374	9,867,781	10,148,630
Basic earnings per common share	$0.28	$0.74	$1.33	$2.64

Earnings per common share - diluted
Net income allocated to common shareholders	$2,781	$7,299	$13,138	$26,784
Weighted average basic shares outstanding	9,814,727	9,965,374	9,867,781	10,148,630
Dilutive effect of securities	2,880	120,875	8,042	80,540
Total weighted average diluted shares outstanding	9,817,607	10,086,249	9,875,823	10,229,170
Diluted earnings per common share	$0.28	$0.73	$1.33	$2.62

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Stock options	—	17,966	8,886	9,995
Restricted stock awards	—	—	—	67
Restricted stock units	58,153	1,884	70,267	26,717

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. INVESTMENT SECURITIES

Debt Securities

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
September 30, 2023
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$66,500	$128	$(808)	$65,820
Obligations of state and political subdivisions	19,864	—	(3,071)	16,793
Corporate bonds	33,749	—	(4,240)	29,509
Residential mortgage-backed securities	282,660	4	(58,339)	224,325
Commercial mortgage-backed securities	78,523	157	(10,642)	68,038
Total	$481,296	$289	$(77,100)	$404,485

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2022
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$30,370	$134	$(699)	$29,805
Obligations of state and political subdivisions	21,098	7	(2,727)	18,378
Corporate bonds	33,477	—	(3,535)	29,942
Residential mortgage-backed securities	298,867	10	(47,026)	251,851
Commercial mortgage-backed securities	83,504	179	(8,492)	75,191
Total	$467,316	$330	$(62,479)	$405,167

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

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
September 30, 2023
Obligations of state and political subdivisions	$17,708	$199	$(110)	$17,797
Residential mortgage-backed securities	2,336	—	(318)	2,018
Total	$20,044	$199	$(428)	$19,815

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2022
Obligations of state and political subdivisions	$5,538	$1	$(127)	$5,412
Residential mortgage-backed securities	2,767	—	(257)	2,510
Total	$8,305	$1	$(384)	$7,922

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of September 30, 2023 or December 31, 2022.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The approximate fair value of AFS securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2023
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$1,220	$(7)	$14,072	$(801)	$15,292	$(808)
Obligations of state and political subdivisions	627	(33)	16,166	(3,038)	16,793	(3,071)
Corporate bonds	450	(45)	28,809	(4,195)	29,259	(4,240)
Residential mortgage-backed securities	3,097	(580)	220,582	(57,759)	223,679	(58,339)
Commercial mortgage-backed securities	3,880	(61)	50,728	(10,581)	54,608	(10,642)
Total	$9,274	$(726)	$330,357	$(76,374)	$339,631	$(77,100)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2022
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$16,017	$(688)	$1,013	$(11)	$17,030	$(699)
Obligations of state and political subdivisions	13,695	(1,427)	4,524	(1,300)	18,219	(2,727)
Corporate bonds	19,606	(1,170)	10,085	(2,365)	29,691	(3,535)
Residential mortgage-backed securities	134,419	(18,122)	116,132	(28,904)	250,551	(47,026)
Commercial mortgage-backed securities	27,181	(2,632)	32,432	(5,860)	59,613	(8,492)
Total	$210,918	$(24,039)	$164,186	$(38,440)	$375,104	$(62,479)

At  September 30, 2023, 776 of the Company’s AFS debt securities had unrealized losses totaling 18.5% of the individual securities’ amortized cost basis and 16.0% of the Company’s total amortized cost basis of the AFS investment securities portfolio. At such date, 746 of the 776 securities had been in a continuous loss position for over 12 months.

The approximate fair value of HTM securities, and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2023
Obligations of state and political subdivisions	$—	$—	$3,168	$(110)	$3,168	$(110)
Residential mortgage-backed securities	—	—	2,018	(318)	2,018	(318)
Total	$—	$—	$5,186	$(428)	$5,186	$(428)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2022
Obligations of state and political subdivisions	$3,536	$(127)	$—	$—	$3,536	$(127)
Residential mortgage-backed securities	2,510	(257)	—	—	2,510	(257)
Total	$6,046	$(384)	$—	$—	$6,046	$(384)

Unrealized losses are generally due to changes in market interest rates. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. Due to the nature of the investments, current market prices, and the current interest rate environment, the Company determined that these declines were not attributable to credit losses at September 30, 2023 or December 31, 2022.

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

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
September 30, 2023
Due within one year	$43,839	$43,800	$915	$915
Due after one year through five years	33,618	32,205	3,516	3,518
Due after five years through ten years	47,106	42,294	3,277	3,168
Due after ten years	356,733	286,186	12,336	12,214
Total debt securities	$481,296	$404,485	$20,044	$19,815

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
December 31, 2022
Due within one year	$1,082	$1,072	$915	$915
Due after one year through five years	32,452	31,394	960	961
Due after five years through ten years	52,093	48,229	3,663	3,536
Due after ten years	381,689	324,472	2,767	2,510
Total debt securities	$467,316	$405,167	$8,305	$7,922

Accrued interest receivable on the Company’s investment securities was $1.9 million and $1.7 million at  September 30, 2023 and  December 31, 2022, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

At September 30, 2023, securities with a carrying value of $322.4 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $165.7 million in pledged securities at December 31, 2022.

Equity Securities

Equity securities primarily consist of Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank of Atlanta (“FRB”) stock. Members of the FHLB and FRB are required to own a certain amount of stock based on the level of borrowings and other factors and  may invest in additional amounts. FHLB stock and FRB stock is carried at cost, is restricted as to redemption, and is periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income. Equity securities also include investments in our other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of equity securities in our correspondent banks at  September 30, 2023 and  December 31, 2022 was $12.2 million and $26.0 million, respectively.

In addition, equity securities include marketable securities in corporate stocks and mutual funds and totaled $1.2 million at both  September 30, 2023 and  December 31, 2022.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	September 30, 2023	December 31, 2022
Construction and development	$211,390	$201,633
1-4 Family	415,162	401,377
Multifamily	102,974	81,812
Farmland	8,259	12,877
Commercial real estate	941,857	958,243
Total mortgage loans on real estate	1,679,642	1,655,942
Commercial and industrial	411,290	435,093
Consumer	12,090	13,732
Total loans	$2,103,022	$2,104,767

Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees, net of direct loan origination costs and commitment fees, are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable. Unamortized premiums and discounts on loans, included in the total loans balances above, were $0.2 million and $0.8 million at September 30, 2023 and  December 31, 2022, respectively, and unearned income, or deferred fees, on loans was $1.2 million and $1.3 million at September 30, 2023 and  December 31, 2022, respectively and is also included in the total loans balance in the table above.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below provides an analysis of the aging of loans as of  September 30, 2023 (dollars in thousands).

	September 30, 2023
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$210,819	$308	$—	$263	$211,390	$225
1-4 Family	411,949	1,884	91	1,238	415,162	—
Multifamily	102,974	—	—	—	102,974	—
Farmland	8,259	—	—	—	8,259	—
Commercial real estate	939,777	1,147	172	761	941,857	—
Total mortgage loans on real estate	1,673,778	3,339	263	2,262	1,679,642	225
Commercial and industrial	409,580	459	40	1,211	411,290	100
Consumer	11,902	57	82	49	12,090	—
Total loans	$2,095,260	$3,855	$385	$3,522	$2,103,022	$325

The table below provides an analysis of nonaccrual loans as of  September 30, 2023 and  December 31, 2022 (dollars in thousands).

	September 30, 2023			December 31, 2022(1)
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Total Nonaccrual Loans
Construction and development	$38	$212	$250	$372
1-4 Family	1,372	747	2,119	1,207
Multifamily	—	—	—	—
Farmland	—	—	—	62
Commercial real estate	1,665	—	1,665	6,032
Total mortgage loans on real estate	3,075	959	4,034	7,673
Commercial and industrial	1,090	61	1,151	2,183
Consumer	12	54	66	130
Total loans	$4,177	$1,074	$5,251	$9,986

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

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, the borrower’s debt service capacity is considered through the analysis of current financial information, if available, and/or current information with regard to the collateral position. Regulatory provisions would typically require the placement of a loan on nonaccrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and payment of future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower. No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the nine months ended September 30, 2023 and 2022.

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

Commercial Real Estate - Commercial real estate loans are extensions of credit secured by owner occupied and nonowner-occupied collateral. Underwriting generally involves intensive analysis of the financial strength of the borrower and guarantor, liquidation value of the subject collateral, the associated unguaranteed exposure, and any available secondary sources of repayment, with the greatest emphasis given to a borrower’s capacity to meet cash flow coverage requirements as set forth by Bank policies. Commercial real estate loans typically depend on the successful operation and management of the businesses that occupy these properties or the financial stability of tenants occupying the properties. Nonowner-occupied commercial real estate loans typically are dependent, in large part, on the owner’s ability to rent the property and the ability of the tenants to pay rent, whereas owner-occupied commercial real estate loans typically are dependent, in large part, on the success of the owner’s business. General market conditions and economic activity may impact the performance of these types of loans, including fluctuations in the value of real estate, new job creation trends, and tenant vacancy rates. The Company attempts to limit risk by analyzing a borrower’s cash flow and collateral value on an ongoing basis. The Company also typically requires personal guarantees from the principal owners of the property, supported by a review of their personal financial statements, as an additional means of mitigating our risk. The Company manages risk by avoiding concentrations in any one business or industry. Commercial real estate loans are primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose commercial properties.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the Company’s loan portfolio by year of origination, category, and credit quality indicator as of September 30, 2023 (dollars in thousands).

	September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Construction and development
Pass	$8,828	$7,515	$5,135	$3,523	$1,101	$4,225	$178,871	$376	$209,574
Special Mention	—	—	773	—	—	—	568	—	1,341
Substandard	—	—	173	—	—	8	294	—	475
Total construction and development	$8,828	$7,515	$6,081	$3,523	$1,101	$4,233	$179,733	$376	$211,390

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 Family
Pass	$35,578	$94,349	$80,886	$58,936	$28,546	$61,356	$43,575	$8,532	$411,758
Special Mention	—	—	478	—	—	—	—	—	478
Substandard	—	151	257	130	576	1,717	95	—	2,926
Total 1-4 family	$35,578	$94,500	$81,621	$59,066	$29,122	$63,073	$43,670	$8,532	$415,162

Current-period gross charge-offs	$(22)	$—	$—	$—	$(21)	$(3)	$—	$—	$(46)

Multifamily
Pass	$3,926	$65,310	$16,094	$4,416	$635	$7,175	$4,715	$703	$102,974
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total multifamily	$3,926	$65,310	$16,094	$4,416	$635	$7,175	$4,715	$703	$102,974

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$1,585	$1,365	$736	$947	$939	$1,468	$1,144	$—	$8,184
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	75	—	—	75
Total farmland	$1,585	$1,365	$736	$947	$939	$1,543	$1,144	$—	$8,259

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$60,877	$218,429	$210,851	$177,117	$83,819	$113,837	$18,094	$50,999	$934,023
Special Mention	—	—	182	—	—	—	—	—	182
Substandard	478	—	—	1,510	172	5,305	187	—	7,652
Total commercial real estate	$61,355	$218,429	$211,033	$178,627	$83,991	$119,142	$18,281	$50,999	$941,857

Current-period gross charge-offs	$—	$—	$—	$—	$(2)	$(25)	$—	$—	$(27)

Commercial and industrial
Pass	$27,571	$139,117	$32,501	$15,026	$7,823	$15,093	$168,405	$1,301	$406,837
Special Mention	50	—	—	—	—	—	3,010	—	3,060
Substandard	—	80	161	8	1,018	39	56	31	1,393
Total commercial and industrial	$27,621	$139,197	$32,662	$15,034	$8,841	$15,132	$171,471	$1,332	$411,290

Current-period gross charge-offs	$—	$—	$(190)	$—	$(7)	$—	$(193)	$—	$(390)

Consumer
Pass	$4,197	$2,720	$1,875	$853	$306	$1,314	$704	$—	$11,969
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	2	10	1	18	4	85	1	—	121
Total consumer	$4,199	$2,730	$1,876	$871	$310	$1,399	$705	$—	$12,090

Current-period gross charge-offs	$(96)	$(15)	$(10)	$(10)	$(5)	$(53)	$(16)	$—	$(205)

Total loans
Pass	$142,562	$528,805	$348,078	$260,818	$123,169	$204,468	$415,508	$61,911	$2,085,319
Special Mention	50	—	1,433	—	—	—	3,578	—	5,061
Substandard	480	241	592	1,666	1,770	7,229	633	31	12,642
Total loans	$143,092	$529,046	$350,103	$262,484	$124,939	$211,697	$419,719	$61,942	$2,103,022

Current-period gross charge-offs	$(118)	$(15)	$(200)	$(10)	$(35)	$(81)	$(209)	$—	$(668)

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

The Company had no loans that were classified as doubtful or loss at September 30, 2023. The Company had no loans that were classified as loss at  December 31, 2022.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of the participations and whole loans sold was $28.0 million and $16.9 million at September 30, 2023 and  December 31, 2022, respectively. The unpaid principal balance of these loans was approximately$108.5 million and $92.9 million at September 30, 2023 and  December 31, 2022, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as to companies of which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $49.7 million and $97.0 million as of September 30, 2023 and  December 31, 2022, respectively.

The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	September 30, 2023	December 31, 2022
Balance, beginning of period	$96,977	$97,606
New loans/changes in relationship	2,274	14,570
Repayments/changes in relationship	(49,583)	(15,199)
Balance, end of period	$49,668	$96,977

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

The Company made the accounting policy election to exclude accrued interest receivable from the amortized cost of loans and the estimate of the allowance for credit losses. Accrued interest receivable on the Company’s loans was $11.6 million and $10.8 million at  September 30, 2023 and  December 31, 2022, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

The table below shows a summary of the activity in the allowance for credit losses for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$30,044	$21,954	$24,364	$20,859
ASU 2016-13 adoption impact(1)	—	—	5,865	—
Provision for credit losses on loans(2)	(417)	1,162	(2,694)	1,654
Charge-offs	(33)	(51)	(668)	(511)
Recoveries	184	99	2,911	1,162
Balance, end of period	$29,778	$23,164	$29,778	$23,164

(1) On January 1, 2023, the Company adopted ASU 2016-13, which introduced a new model known as CECL. Refer to Note 1. Summary of Significant Accounting Policies for more information on the adoption of ASU 2016-13.

(2)For the three months ended  September 30, 2023, the $34,000 negative provision for credit losses on the consolidated statement of income includes a $0.4 million negative provision for loan losses and a $0.4 million provision for unfunded loan commitments. For the nine months ended September 30, 2023, the $2.5 million negative provision for credit losses on the consolidated statement of income includes a $2.7 million negative provision for loan losses and a $0.2 million provision for unfunded loan commitments.

The following tables outline the activity in the allowance for credit losses by collateral type for the three and nine months ended September 30, 2023 and 2022, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of  September 30, 2023 and 2022 (dollars in thousands).

	Three months ended September 30, 2023
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,977	$9,293	$866	$3	$11,221	$5,469	$215	$30,044
Provision for credit losses on loans	18	(125)	239	—	(252)	(310)	13	(417)
Charge-offs	—	—	—	—	(1)	1	(33)	(33)
Recoveries	5	4	—	—	12	137	26	184
Ending balance	$3,000	$9,172	$1,105	$3	$10,980	$5,297	$221	$29,778

	Three months ended September 30, 2022
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,630	$3,623	$640	$313	$9,633	$4,776	$339	$21,954
Provision for credit losses on loans	67	204	30	(257)	378	626	114	1,162
Charge-offs	—	—	—	—	(23)	9	(37)	(51)
Recoveries	6	5	—	67	2	5	14	99
Ending balance	$2,703	$3,832	$670	$123	$9,990	$5,416	$430	$23,164

	Nine months ended September 30, 2023
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,555	$3,917	$999	$113	$10,718	$5,743	$319	$24,364
ASU 2016-13 adoption impact	(75)	4,712	(84)	(99)	676	793	(58)	5,865
Provision for credit losses on loans	472	570	190	(11)	(2,632)	(1,382)	99	(2,694)
Charge-offs	—	(46)	—	—	(27)	(390)	(205)	(668)
Recoveries	48	19	—	—	2,245	533	66	2,911
Ending balance	$3,000	$9,172	$1,105	$3	$10,980	$5,297	$221	$29,778
Ending allowance balance for loans individually evaluated for impairment	212	100	—	—	—	44	30	386
Ending allowance balance for loans collectively evaluated for impairment	2,788	9,072	1,105	3	10,980	5,253	191	29,392
Loans receivable:
Balance of loans individually evaluated for impairment	250	2,119	—	—	1,665	1,151	66	5,251
Balance of loans collectively evaluated for impairment	211,140	413,043	102,974	8,259	940,192	410,139	12,024	2,097,771
Total period-end balance	$211,390	$415,162	$102,974	$8,259	$941,857	$411,290	$12,090	$2,103,022

	Nine months ended September 30, 2022
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,347	$3,337	$673	$383	$9,354	$4,411	$354	$20,859
Provision for credit losses on loans	329	388	(3)	(273)	597	442	174	1,654
Charge-offs	—	—	—	(54)	35	(360)	(132)	(511)
Recoveries	27	107	—	67	4	923	34	1,162
Ending balance	$2,703	$3,832	$670	$123	$9,990	$5,416	$430	$23,164
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	118	71	189
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	2,703	3,832	670	123	9,990	5,298	359	22,975
Loans receivable:
Balance of loans individually evaluated for impairment	538	1,213	—	64	8,170	4,621	144	14,750
Balance of loans acquired with deteriorated credit quality	—	310	—	—	629	—	58	997
Balance of loans collectively evaluated for impairment	220,071	390,334	57,306	14,138	901,392	393,138	13,551	1,989,930
Total period-end balance	$220,609	$391,857	$57,306	$14,202	$910,191	$397,759	$13,753	$2,005,677

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

Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the three and nine months ended September 30, 2023, the Company did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

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

	Three months ended September 30, 2022		Nine months ended September 30, 2022
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Construction and development	$525	$4	$512	$11
1-4 Family	1,001	3	939	13
Farmland	64	—	70	—
Commercial real estate	10,315	6	11,821	18
Total mortgage loans on real estate	11,905	13	13,342	42
Commercial and industrial	4,550	22	8,134	72
Consumer	41	—	56	—
Total	16,496	35	21,532	114

With related allowance recorded:
Commercial and industrial	329	—	417	—
Consumer	100	—	102	—
Total	429	—	519	—

Total loans:
Construction and development	525	4	512	11
1-4 Family	1,001	3	939	13
Farmland	64	—	70	—
Commercial real estate	10,315	6	11,821	18
Total mortgage loans on real estate	11,905	13	13,342	42
Commercial and industrial	4,879	22	8,551	72
Consumer	141	—	158	—
Total	$16,925	$35	$22,051	$114

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

During the nine months ended September 30, 2022, three loans were modified as TDRs through adjustments to maturity. There were no loans modified as TDRs during the previous twelve month period that subsequently defaulted during the nine months ended September 30, 2022.

At  December 31, 2022, there were no available balances on loans classified as TDRs that the Company was committed to lend.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. BORROWINGS UNDER BANK TERM FUNDING PROGRAM

On March 12, 2023, the Federal Reserve established the Bank Term Funding Program (“BTFP”). The BTFP is a one-year program which provides additional liquidity through borrowings with a term of up to one year secured by the pledging of certain qualifying securities and other assets, valued at par value. At September 30, 2023, outstanding borrowings under the BTFP were $235.8 million.

NOTE 6. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive (Loss) Income

Activity within the balances in accumulated other comprehensive (loss) income is shown in the tables below (dollars in thousands).

	Three months ended September 30,
	2023			2022
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized loss, available for sale, net	$(43,390)	$(11,287)	$(54,677)	$(26,998)	$(17,829)	$(44,827)
Reclassification of realized gain, available for sale, net	(5,776)	—	(5,776)	(5,777)	—	(5,777)
Unrealized gain, transfer from available for sale to held to maturity, net	1	—	1	1	—	1
Change in fair value of interest rate swaps designated as cash flow hedges, net	7,830	—	7,830	7,830	—	7,830
Reclassification of realized gain, interest rate swap termination, net	(7,830)	—	(7,830)	(7,830)	—	(7,830)
Accumulated other comprehensive loss	$(49,165)	$(11,287)	$(60,452)	$(32,774)	$(17,829)	$(50,603)

	Nine months ended September 30,
	2023			2022
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized (loss) gain, available for sale, net	$(43,137)	$(11,540)	$(54,677)	$4,882	$(49,709)	$(44,827)
Reclassification of realized (gain) loss, available for sale, net	(5,777)	1	(5,776)	(5,772)	(5)	(5,777)
Unrealized gain (loss), transfer from available for sale to held to maturity, net	1	—	1	2	(1)	1
Change in fair value of interest rate swaps designated as cash flow hedges, net	7,830	—	7,830	3,501	4,329	7,830
Reclassification of realized gain, interest rate swap termination, net	(7,830)	—	(7,830)	(1,450)	(6,380)	(7,830)
Accumulated other comprehensive (loss) income	$(48,913)	$(11,539)	$(60,452)	$1,163	$(51,766)	$(50,603)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its liability management, the Company has historically utilized pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. To mitigate credit risk, securities were pledged to the Company by the counterparties in an amount greater than or equal to the gain position of the derivative contracts. Conversely, securities were pledged to the counterparties by the Company in an amount greater than or equal to the loss position of the derivative contracts, if applicable. The derivative contracts were between the Company and two counterparties. At  September 30, 2023 and  December 31, 2022, the Company had no current or forward starting interest rate swap agreements, other than interest rate swaps related to customer loans, described below. The interest rate swaps were determined to be fully effective during the periods presented, and therefore no amount of ineffectiveness has been included in net income.

During the nine months ended  September 30, 2022, the Company voluntarily terminated interest rate swap agreements with a total notional amount of $115.0 million in response to market conditions. For the nine months ended  September 30, 2022, an unrealized gain of $6.4 million, net of tax expense of $1.7 million, was reclassified from “Accumulated other comprehensive loss” and recorded as “Swap termination fee income” in noninterest income in the accompanying consolidated statements of income.

For the nine months ended  September 30, 2022, a gain of $4.3 million, net of tax expense of $1.2 million, has been recognized in “Other comprehensive loss” in the accompanying consolidated statements of comprehensive (loss) income for the change in fair value of the interest rate swaps.

There were no assets or liabilities recorded in the accompanying consolidated balance sheets at September 30, 2023 or  December 31, 2022 associated with the swap contracts, other than interest rate swaps related to customer loans, described below.

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging”, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, “Fair Value Measurement and Disclosure” (“ASC 820”). The Company did not recognize any gains or losses in other operating income resulting from fair value adjustments of these swap agreements during the three and nine months ended September 30, 2023 and 2022. At  September 30, 2023, the Company had notional amounts of $143.3 million in interest rate swap contracts with customers and $143.3 million in offsetting interest rate swap contracts with other financial institutions. The fair value of the swap contracts consisted of gross assets of $21.9 million and gross liabilities of $21.9 million recorded in “Other assets” and “Accrued taxes and other liabilities”, respectively, in the accompanying consolidated balance sheet at  September 30, 2023.

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

The Company holds Small Business Investment Company qualified funds and other investment funds that do not have a readily determinable fair value. In accordance with ASC 820, these investments are measured at fair value using the net asset value practical expedient and are not required to be classified in the fair value hierarchy. At  September 30, 2023 and  December 31, 2022, the fair values of these investments were $3.3 million and $2.8 million, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following methods and assumptions were used by the Company in estimating the fair value of assets and liabilities valued on a recurring basis:

AFS Investment Securities and Exchange-Traded Equity Securities – Where quoted prices are available in an active market, the Company classifies the securities within level 1 of the valuation hierarchy. Securities are defined as both long and short positions. Level 1 securities include exchange-traded equity securities.

If quoted market prices are not available, the Company estimates fair values using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy if observable inputs are available, include obligations of the U.S. Treasury and U.S. government agencies and corporations, obligations of state and political subdivisions, corporate bonds, residential mortgage-backed securities, and commercial mortgage-backed securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Company classifies those securities in level 3.

Management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data. At September 30, 2023 and  December 31, 2022, the majority of our level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.

Derivative Financial Instruments – The fair value for interest rate swap agreements is based upon the amounts required to settle the contracts. These derivative instruments are classified in level 2 of the fair value hierarchy.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2023
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$65,820	$—	$65,820	$—
Obligations of state and political subdivisions	16,793	—	11,618	5,175
Corporate bonds	29,509	—	29,061	448
Residential mortgage-backed securities	224,325	—	224,325	—
Commercial mortgage-backed securities	68,038	—	68,038	—
Equity securities	1,156	1,156	—	—
Interest rate swaps - gross assets	21,868	—	21,868	—
Total assets	$427,509	$1,156	$420,730	$5,623
Liabilities:
Interest rate swaps - gross liabilities	$21,868	$—	$21,868	$—

December 31, 2022
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$29,805	$—	$29,805	$—
Obligations of state and political subdivisions	18,378	—	12,413	5,965
Corporate bonds	29,942	—	29,463	479
Residential mortgage-backed securities	251,851	—	251,851	—
Commercial mortgage-backed securities	75,191	—	75,191	—
Equity securities	1,245	1,245	—	—
Total assets	$406,412	$1,245	$398,723	$6,444

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the nine months ended September 30, 2023 and 2022 (dollars in thousands).

	Obligations of State and Political Subdivisions	Corporate Bonds
Balance at December 31, 2022	$5,965	$479
Realized gains (losses) included in earnings	—	—
Unrealized losses included in other comprehensive loss	(764)	(31)
Purchases	—	—
Sales	—	—
Maturities, prepayments, and calls	(26)	—
Transfers into level 3	—	—
Transfers out of level 3	—	—
Balance at September 30, 2023	$5,175	$448

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Obligations of State and Political Subdivisions	Corporate Bonds
Balance at December 31, 2021	$22,114	$488
Realized gains (losses) included in earnings	—	—
Unrealized losses included in other comprehensive loss	(1,468)	(11)
Purchases	—	—
Sales	—	—
Maturities, prepayments, and calls	(4,840)	—
Transfers into level 3	—	—
Transfers out of level 3	(9,835)	—
Balance at September 30, 2022	$5,971	$477

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at September 30, 2023 and  December 31, 2022. For the nine months ended September 30, 2023 and 2022, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of level 3 assets measured at fair value on a recurring basis at September 30, 2023 and  December 31, 2022 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts
September 30, 2023
Obligations of state and political subdivisions	$5,175	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 13%
Corporate bonds	448	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	11%

December 31, 2022
Obligations of state and political subdivisions	$5,965	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 12%
Corporate bonds	479	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	4%

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

The following methods and assumptions were used by the Company in estimating the fair value of assets and liabilities valued on a nonrecurring basis:

Loans Individually Evaluated – For collateral dependent loans where the borrower is experiencing financial difficulty the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, which is based on third party appraisals. Individually evaluated loans that are not collateral dependent are evaluated based on a discounted cash flow methodology. Credits deemed uncollectible are charged to the allowance for credit losses. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 3.

Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of  September 30, 2023 and  December 31, 2022. There were no liabilities measured on a nonrecurring basis at September 30, 2023 or December 31, 2022 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(2)
September 30, 2023
Loans individually evaluated for impairment(1)	$633	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	7% - 100%	38%

December 31, 2022
Impaired loans	$4,033	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	4% - 100%	53%

(1) Loans individually evaluated that were re-measured during the period had a carrying value of $1.0 million and $4.2 million at  September 30, 2023 and  December 31, 2022, respectively, with related allowance for credit losses of $0.4 million and $0.2 million as of such dates.

(2) Weighted by relative fair value.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Instruments

Accounting guidance requires the disclosure of estimated fair value information about certain on- and off-balance sheet financial instruments, including those financial instruments that are not measured and reported at fair value on a recurring or nonrecurring basis. The significant methods and assumptions used by the Company to estimate the fair value of financial instruments are discussed below.

Cash and Due from Banks – For these short-term instruments, fair value is the carrying value. Cash and due from banks is classified in level 1 of the fair value hierarchy.

Federal Funds Sold – The fair value is the carrying value. The Company classifies these assets in level 1 of the fair value hierarchy.

Investment Securities and Equity Securities – The fair value measurement techniques and assumptions for AFS securities and exchange-traded equity securities is discussed earlier in the note. The same measurement techniques and assumptions were applied to the valuation of HTM securities and other equity securities including equity in correspondent banks.

Loans – The fair value of portfolio loans, net is determined using an exit price methodology. The exit price methodology is based on a discounted cash flow analysis, in which projected cash flows are based on contractual cash flows adjusted for prepayments for certain loan types (e.g. residential mortgage loans and multifamily loans) and the use of a discount rate based on expected relative risk of the cash flows. The discount rate selected considers loan type, maturity date, a liquidity premium, cost to service, and cost of capital, which is a level 3 fair value estimate.

Loans held for sale are measured using quoted market prices when available. If quoted market prices are not available, comparable market values or discounted cash flow analyses may be utilized. The Company classifies these assets in level 3 of the fair value hierarchy.

Deposit Liabilities – The fair values disclosed for noninterest-bearing demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). These noninterest-bearing deposits are classified in level 2 of the fair value hierarchy. All interest-bearing deposits are classified in level 3 of the fair value hierarchy. The carrying amounts of variable-rate accounts (for example, interest-bearing checking, savings, and money market accounts), fixed-term money market accounts, and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.

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

Derivative Financial Instruments – The fair value measurement techniques and assumptions for derivative financial instruments is discussed earlier in the note.

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	September 30, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$63,668	$63,668	$63,668	$—	$—
Investment securities	424,529	424,300	—	400,880	23,420
Equity securities	13,334	13,334	1,156	12,178	—
Loans, net of allowance	2,073,244	1,921,790	—	—	1,921,790
Interest rate swaps - gross assets	21,868	21,868	—	21,868	—

Financial liabilities:
Deposits, noninterest-bearing	$459,519	$459,519	$—	$459,519	$—
Deposits, interest-bearing	1,749,914	1,641,806	—	—	1,641,806
Borrowings under BTFP and repurchase agreements	249,730	249,730	—	249,730	—
FHLB long-term advances	23,500	22,669	—	—	22,669
Junior subordinated debt	8,602	8,622	—	—	8,622
Subordinated debt	45,000	43,216	—	43,216	—
Interest rate swaps - gross liabilities	21,868	21,868	—	21,868	—

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$40,066	$40,066	$40,066	$—	$—
Federal funds sold	193	193	193	—	—
Investment securities	413,472	413,089	—	401,233	11,856
Equity securities	27,254	27,254	1,245	26,009	—
Loans, net of allowance	2,080,403	1,997,287	—	—	1,997,287

Financial liabilities:
Deposits, noninterest-bearing	$580,741	$580,741	$—	$580,741	$—
Deposits, interest-bearing	1,501,624	1,314,407	—	—	1,314,407
FHLB short-term advances	333,500	333,500	—	333,500	—
FHLB long-term advances	53,500	52,147	—	—	52,147
Junior subordinated debt	8,515	8,515	—	—	8,515
Subordinated debt	45,000	42,980	—	42,980	—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. INCOME TAXES

The income tax expense and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Income tax expense	$585	$1,699	$2,968	$6,758
Effective tax rate	17.4%	18.9%	18.4%	20.1%

For the three and nine month periods ended September 30, 2023 and 2022, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain loans and investment securities and income from bank owned life insurance.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for credit losses on loans. The reserve for unfunded loan commitments was $0.6 million and $0.4 million at  September 30, 2023 and  December 31, 2022, respectively, and is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets.

Commitments to extend credit are agreements to lend money with fixed expiration dates or termination clauses. The Company applies the same credit standards used in the lending process when extending these commitments and periodically reassesses the customer’s creditworthiness through ongoing credit reviews. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Collateral is obtained based on the Company’s assessment of the transaction. Substantially all standby letters of credit issued have expiration dates within one year.

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	September 30, 2023	December 31, 2022
Loan commitments	$542,189	$333,040
Standby letters of credit	14,170	11,379

Loan commitments at September 30, 2023 include commitments of $202.0 million related to the purchase of commercial and industrial revolving lines of credit in two tranches, the second tranche of which closed in the fourth quarter of 2023. For additional information, see Note 1. Summary of Significant Accounting Policies – Acquisition Accounting - Loan Purchase Agreement.

Additionally, at September 30, 2023, the Company had unfunded commitments of $1.4 million for its investments in Small Business Investment Company qualified funds and other investment funds.

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

Quantitative information regarding the Company’s operating leases is presented below as of and for the nine months ended September 30, 2023 and 2022 (dollars in thousands).

	September 30,
	2023	2022
Total operating lease cost	$332	$457
Weighted-average remaining lease term (in years)	7.3	7.2
Weighted-average discount rate	3.1%	2.9%

At  September 30, 2023, the Company’s operating lease ROU assets and related liabilities were $2.1 million and $2.2 million, respectively, and have remaining terms ranging from less than 1 year to 8 years, including extension options if the Company is reasonably certain they will be exercised.

Future minimum lease payments due under non-cancelable operating leases at September 30, 2023 are presented below (dollars in thousands).

Remainder of 2023	$96
2024	325
2025	336
2026	339
2027	341
Thereafter	1,012
Total	$2,449

At September 30, 2023, the Company had not entered into any material leases that have not yet commenced.

The Bank owns its corporate headquarters building, the first floor of which is occupied by multiple tenants. The Bank, as lessor, also leases a portion of one of its branch locations. All tenant leases are operating leases. The Bank, as lessor, recognized lease income of $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2023 and 2022, respectively.

On January 27, 2023, the Bank completed the sale of certain assets, deposits and other liabilities associated with the Alice and Victoria, Texas branch locations to First Community Bank. Upon the completion of the sale, the Bank recorded $0.3 million of occupancy expense to terminate the remaining contractually obligated lease payments due under non-cancelable operating leases.

NOTE 12. SUBSEQUENT EVENTS

In August 2023, the Company entered into a loan purchase agreement to acquire commercial and industrial revolving lines of credit and related accrued interest in two tranches. The purchase of the second tranche of loans, with an unpaid principal balance of $127.0 million and total commitments of $176.7 million, closed on October 3, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

When included in this Quarterly Report on Form 10-Q, or in other documents that Investar Holding Corporation (the “Company,” “we,” “our,” or “us”) files with the Securities and Exchange Commission (“SEC”) or in statements made by or on behalf of the Company, words like “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and similar expressions or the negative version of those words are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. The Company’s forward-looking statements are based on assumptions and estimates that management believes to be reasonable in light of the information available at the time such statements are made. However, many of the matters addressed by these statements are inherently uncertain and could be affected by many factors beyond management’s control. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•	the significant risks and uncertainties for our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements caused by business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate, including risks and uncertainties caused by disruptions in the banking industry discussed herein, potential continued higher inflation and interest rates, supply and labor constraints, the wars in Ukraine and Israel, and the ongoing COVID-19 pandemic;

•	changes (or the lack of changes) in interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing, including potential continued increases in interest rates in 2023 and thereafter;

•	our ability to successfully execute our near-term strategy pivot from primarily a growth strategy to primarily a focus on consistent, quality earnings through the optimization of our balance sheet, and our ability to successfully execute a long-term growth strategy;

•	our ability to achieve organic loan and deposit growth, and the composition of that growth;

•	our ability to identify and enter into agreements to combine with attractive acquisition candidates, finance acquisitions, complete acquisitions after definitive agreements are entered into, and successfully integrate and grow acquired operations;

•	our adoption on January 1, 2023 of FASB ASC Topic 326 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” Update No. 2016-13 (“ASU 2016-13”), and inaccuracy of the assumptions and estimates we make in establishing reserves for credit losses and other estimates;

•	changes in the quality or composition of our loan portfolio, including adverse developments in borrower industries or in the repayment ability of individual borrowers;

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

•	changes in the scope and costs of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverages;

•	governmental monetary and fiscal policies, including the potential for the Federal Reserve Board to raise target interest rates additional times during 2023 and thereafter;

•

hurricanes, tropical storms, tropical depressions, floods, winter storms, droughts and other adverse weather events, all of which have affected the Company’s market areas from time to time; other natural disasters; oil spills and other man-made disasters; acts of terrorism, an outbreak or intensifying of hostilities including the wars in Ukraine and Israel or other international or domestic calamities, acts of God and other matters beyond our control; and

•	other circumstances, many of which are beyond our control.

These factors should not be construed as exhaustive. Additional information on these and other risk factors can be found in Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 8, 2023 (the “Annual Report”) and in Part II. Item 1A. “Risk Factors” of this report.

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

Through the Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals, and small to medium-sized businesses. Our primary areas of operation are south Louisiana, including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; southeast Texas, primarily Houston and its surrounding area; and Alabama, including York and Oxford and their surrounding areas. Our Bank commenced operations in 2006, and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter and its name changed to Investar Bank, National Association. We are beginning to pivot our near-term strategy from primarily a growth strategy to primarily a focus on consistent, quality earnings through the optimization of our balance sheet. Our long-term strategy includes organic growth through high quality loans and growth through acquisitions, including whole-bank acquisitions, strategic branch acquisitions and asset acquisitions. At September 30, 2023, we operated 29 full service branches comprised of 20 full service branches in Louisiana, two full service branches in Texas, and seven full service branches in Alabama. We have completed seven whole-bank acquisitions since 2011 and regularly review acquisition opportunities. In addition to our branches acquired through acquisitions, during our last three fiscal years and year-to-date September 30, 2023, we opened two de novo branch locations and in the third quarter of 2023 converted an existing loan and deposit production office in Tuscaloosa, Alabama to a cashless branch designed to provide a digital banking experience. During the third quarter of 2023, we entered into a loan purchase agreement to acquire commercial and industrial revolving lines of credit with an unpaid principal balance of $162.7 million in two tranches, described below.

We closed five branches during our last three fiscal years, and one in Louisiana during the first quarter of 2023, as we continued to evaluate opportunities to improve our branch network efficiency, leverage our digital initiatives and further reduce costs. Four of the branches had been acquired, and the closures involved anticipated synergies that resulted in significant cost savings. In 2022, we sold these five former branch locations and three tracts of land that were being held for future branch locations. On January 27, 2023, we completed the sale of certain assets, deposits and other liabilities associated with our Alice, Texas and Victoria, Texas branch locations to First Community Bank in order to focus more on our core markets. Of the Bank’s entire branch network, these two locations were geographically the most distant from our Louisiana headquarters. During the third quarter of 2023, we ceased operation of 14 automated teller machines (“ATMs”).

In an effort to focus more on our core business and optimize profitability, in the third quarter of 2023, we made the strategic decision to exit the consumer mortgage origination business. We intend to retain and continue to service the existing consumer mortgage loan portfolio. Consumer mortgage loan products are typically long-term and fixed-rate and generally require a higher relative allowance for credit losses than other loan products. Consumer mortgage volumes have decreased to historical lows due to the combination of rising housing prices and interest rates and constriction of housing supply. As a result of this decision, we further optimized our workforce and will continue to dedicate resources to our more profitable business lines. Related severance expense was $0.1 million. The consumer mortgage portfolio was approximately $264.1 million at September 30, 2023, substantially all of which is included in the 1-4 family loan category.

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

Certain Events That Affect Period-over-Period Comparability

Rising Inflation and Interest Rates. During the entirety of 2021, the federal funds target rate was 0% to 0.25%, and it remained at that rate until March 2022. Inflation reached a near 40-year high in late 2021, driven in large part by economic recovery from the ongoing COVID-19 pandemic, and continued rising through June 2022. Since June 2022, the rate of inflation has generally decelerated; however, it has remained at historically high levels through November 1, 2023. In response, the Federal Reserve raised interest rates seven times during 2022, twice in the first quarter of 2023, once in the second quarter of 2023, and once in the third quarter of 2023. Through these incremental increases to the target rate, the Federal Reserve has raised, on a cumulative basis, the target rate from 0% to 0.25% by 525 basis points to 5.25% to 5.50%.

The Federal Reserve decided not to increase the target rate in September 2023 or November 2023 but may increase rates again during the remainder of 2023 and thereafter.

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

In response to the disruptions and related publicity, we formed an internal task force that included members of our Asset/Liability Committee (“ALCO”). The task force met frequently to review our liquidity position and liquidity sources, and oversaw the Bank’s process to qualify for the BTFP. In addition, we took steps to inform our customers about our financial position, liquidity and insured deposit products. During the second quarter of 2023, we utilized the BTFP and reduced Federal Home Loan Bank (“FHLB”) advances. The Bank utilized this source of funding due to its lower rate, the ability to prepay the obligations without penalty, and as a means to lock in funding. As of September 30, 2023, estimated uninsured deposits represented approximately 34% of our total deposits. For additional information, see “Discussion and Analysis of Financial Condition – Deposits, Borrowings, Liquidity and Capital Resources” and Part II. Item 1A. Risk Factors.

Adoption of ASU 2016-13. As discussed throughout this report, we adopted ASU 2016-13 on January 1, 2023, and recorded a one-time, cumulative effect adjustment that increased the allowance for credit losses by $5.9 million and decreased retained earnings, net of tax, by $4.3 million.

Loan Purchase Agreement. In August 2023, we entered into a loan purchase agreement to acquire commercial and industrial revolving lines of credit, and related accrued interest, with an unpaid principal balance of $162.7 million and total commitments of $237.8 million in two tranches. The first and second tranches consist of unpaid principal balances of $35.8 million and $127.0 million, respectively, and total commitments of $61.1 million and $176.7 million, respectively. The purchase of the first tranche was completed on September 15, 2023, and the purchase of the second tranche was completed on October 3, 2023. The revolving lines of credit are variable-rate and shorter-term in nature with varying renewal terms. The loans are to consumer finance lending companies that possess a history of high credit quality and that we believe provide us with opportunities to deepen the relationships through our services such as treasury management. We also hired two individuals with significant experience in lending in this area.

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

COVID-19 Pandemic. The COVID-19 pandemic and related governmental control measures severely disrupted financial markets and overall economic conditions in 2020 and 2021. While the impact of the pandemic and the associated uncertainties remained in 2022 and 2023, there has been significant progress made with COVID-19 vaccination levels, which has resulted in the easing of restrictive measures in the United States. At the same time, many industries continue to experience supply chain disruptions and labor shortages. Inflation also increased significantly during 2021 and 2022, and in response the Federal Reserve has raised the federal funds target rate multiple times in 2022 and 2023, as discussed above. Oil and gas prices have also been volatile due in part to the pandemic and the war in Ukraine and, more recently, Israel. On April 10, 2023, the COVID-19 national emergency was ended by Congress, and the national public health emergency ended on May 11, 2023. For additional information, see our Annual Report, Part I. Item 1A. Risk Factors, Risks Related to our Business “The ongoing COVID-19 pandemic, or a similar health crisis, may adversely affect our business, employees, borrowers, depositors, counterparties and third-party service providers.”

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

Overview of Financial Condition and Results of Operations

For the nine months ended September 30, 2023, net income was $13.1 million, or $1.33 per basic and diluted common share, compared to net income of $26.8 million, or $2.64 and $2.62 per basic and diluted common share, respectively, for the nine months ended September 30, 2022. Net income decreased primarily due to an $11.2 million decrease in net interest income and a $10.1 million decrease in noninterest income. The decrease in net interest income was a result of a $32.6 million increase in interest expense partially offset by a $21.3 million increase in interest income, as the Bank experienced margin compression due to rising market interest rates. The decrease in noninterest income is mainly attributable to $8.1 million in swap termination fees recorded during the nine months ended September 30, 2022 and the loss on sale or disposition of fixed assets of $1.3 million during the nine months ended September 30, 2023, primarily resulting from the sale of the Alice and Victoria, Texas branches, compared to a loss on sale or disposition of fixed assets of $0.2 million for the nine months ended September 30, 2022. At September 30, 2023, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations. Other key components of our performance for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 are summarized below.

●	Credit quality metrics improved as nonperforming loans were 0.27% of total loans at September 30, 2023, compared to 0.54% at December 31, 2022.

●
We recognized net recoveries of $2.2 million in the loan portfolio during the  nine months ended September 30, 2023  primarily attributable to recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

●

Total deposits increased $127.1 million, or 6.1%, to $2.21 billion at September 30, 2023, compared to $2.08 billion at December 31, 2022. Noninterest-bearing deposits decreased $121.2 million, or 20.9%, to $459.5 million at September 30, 2023, compared to $580.7 million at December 31, 2022. Time deposits and brokered time deposits increased, and other deposit categories decreased. As of September 30, 2023, estimated uninsured deposits represented approximately 34% of our total deposits.

●

Total loans decreased $1.7 million, or 0.1%, to $2.10 billion at September 30, 2023, compared to $2.10 billion at December 31, 2022. Excluding approximately $13.9 million in loans associated with the Alice and Victoria, Texas branches sold to First Community Bank in January 2023 and approximately $35.8 million in revolving lines of credit purchased in September 2023, total loans decreased $23.6 million, or 1.1%, to $2.07 billion at September 30, 2023, compared to $2.09 billion at December 31, 2022.

●	On January 1, 2023, Investar adopted ASU 2016-13. Also referred to as the Current Expected Credit Loss (“CECL”) standard, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Upon adoption, we recorded a one-time, cumulative effect adjustment to increase the allowance for credit losses by $5.9 million and reduce retained earnings, net of tax, by $4.3 million.

●	Net interest income for the nine months ended September 30, 2023 was $56.0 million, a decrease of $11.2 million, or 16.7%, compared to $67.3 million for the nine months ended September 30, 2022, driven primarily by an increase in the rates paid on interest-bearing deposits partially offset primarily by an increase in the yield earned on loans.

●

We experienced pressure on our net interest margin as interest rates rose rapidly and we raised rates offered on deposits and incurred higher costs on our borrowings. For the nine months ended September 30, 2023, our net interest margin was 2.87%, compared to 3.73% for the nine months ended September 30, 2022.

●

Return on average assets decreased to 0.64% for the nine months ended September 30, 2023, compared to 1.39% for the nine months ended September 30, 2022. Return on average equity was 7.97% for the nine months ended September 30, 2023 compared to 15.30% for the nine months ended September 30, 2022.

●

During the nine months ended September 30, 2023, we paid $2.7 million to repurchase 190,682 shares of common stock, compared to paying $10.3 million to repurchase 508,780 shares of common stock during the nine months ended September 30, 2022, and we paid $2.9 million in cash dividends on our common stock, compared to $2.6 million during the nine months ended September 30, 2022.

●

Accumulated other comprehensive loss increased $11.5 million, or 23.6%, to $60.5 million for the quarter ended September 30, 2023, compared to $48.9 million for the quarter ended December 31, 2022 primarily due to unrealized losses in our available for sale (“AFS”) securities portfolio.

Discussion and Analysis of Financial Condition

Loans

General. Loans constitute our most significant asset, comprising 75% and 76% of our total assets at September 30, 2023 and December 31, 2022, respectively. Total loans decreased $1.7 million, or 0.1%, to $2.10 billion at September 30, 2023, compared to $2.10 billion at December 31, 2022. The decrease in loans was primarily the result of lower demand and the sale of approximately $13.9 million in loans associated with the sale of the Alice and Victoria, Texas branches, partially offset by the purchase of approximately $35.8 million in revolving lines of credit in September 2023 as described in Certain Events that Affect Year-Over-Year Comparability – Loan Purchase Agreement. Given the rising interest rate environment, we are emphasizing origination of high margin loans that promote long-term profitability and proactively exiting credit relationships that do not fit this strategy.

The table below sets forth the balance of loans outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	September 30, 2023		December 31, 2022
		Percentage of		Percentage of
	Amount	Total Loans	Amount	Total Loans
Construction and development	$211,390	10.0%	$201,633	9.6%
1-4 Family	415,162	19.7	401,377	19.1
Multifamily	102,974	4.9	81,812	3.9
Farmland	8,259	0.4	12,877	0.6
Commercial real estate
Owner-occupied	440,208	20.9	445,148	21.1
Nonowner-occupied	501,649	23.9	513,095	24.4
Total mortgage loans on real estate	1,679,642	79.8	1,655,942	78.7
Commercial and industrial	411,290	19.6	435,093	20.7
Consumer	12,090	0.6	13,732	0.6
Total loans	$2,103,022	100%	$2,104,767	100%

At September 30, 2023, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $851.5 million, a decrease of $28.7 million, or 3.3%, compared to $880.2 million at December 31, 2022. The decrease in the business lending portfolio is primarily driven by lower demand due to higher rates and economic pressures, partially offset by the purchase of commercial and industrial revolving lines of credit during the third quarter of 2023 as described above. We also experienced an $11.4 million decrease in nonowner-occupied loans primarily due to a reclassification of approximately $24.1 million nonowner-occupied loans to multifamily loans due to a change to the primary use of the property, partially offset by organic growth. As discussed above, during the third quarter of 2023 we decided to exit the consumer mortgage loan origination business. The consumer mortgage portfolio was approximately $264.1 million at September 30, 2023, substantially all of which is included in the 1-4 family category.

The following table sets forth loans outstanding at September 30, 2023, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$107,474	$49,968	$27,393	$10,979	$15,576	$211,390
1-4 Family	56,551	75,877	49,652	21,921	211,161	415,162
Multifamily	4,117	82,380	14,842	550	1,085	102,974
Farmland	2,168	4,448	1,643	—	—	8,259
Commercial real estate
Owner-occupied	30,337	99,384	192,972	108,844	8,671	440,208
Nonowner-occupied	30,747	249,255	178,658	42,776	213	501,649
Total mortgage loans on real estate	231,394	561,312	465,160	185,070	236,706	1,679,642
Commercial and industrial	170,970	80,837	93,403	66,080	—	411,290
Consumer	2,680	7,825	1,061	433	91	12,090
Total loans	$405,044	$649,974	$559,624	$251,583	$236,797	$2,103,022

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2023 and December 31, 2022, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowings. Investment securities represented 15% of our total assets and totaled $424.5 million at September 30, 2023, an increase of $11.1 million, or 2.7%, from $413.5 million at December 31, 2022. The increase in investment securities at September 30, 2023 compared to December 31, 2022 was driven primarily by a $36.0 million increase in obligations of the U.S. Treasury and U.S. government agencies and corporations and a $10.6 million increase in obligations of state and political subdivisions, partially offset by a $28.0 million decrease in residential mortgage-backed securities and a $7.2 million decrease in commercial mortgage-backed securities. We utilized excess funds in the third quarter of 2023 to purchase $40.0 million in obligations of the U.S. Treasury and U.S. government agencies and corporations, which matured in October 2023.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	September 30, 2023		December 31, 2022
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$65,820	15.5%	$29,805	7.2%
Obligations of state and political subdivisions	34,501	8.1	23,916	5.8
Corporate bonds	29,509	7.0	29,942	7.2
Residential mortgage-backed securities	226,661	53.4	254,618	61.6
Commercial mortgage-backed securities	68,038	16.0	75,191	18.2
Total	$424,529	100%	$413,472	100%

The investment portfolio consists of AFS and held to maturity (“HTM”) securities. We classify debt securities as HTM if management has the positive intent and ability to hold the securities to maturity. HTM debt securities are stated at amortized cost. Securities not classified as HTM are classified as AFS. As of September 30, 2023, AFS securities comprised 95% of our total investment securities.

We adopted ASU 2016-13 effective January 1, 2023. Due to the nature of the investments, current market prices, and the current interest rate environment, we determined that the declines in the fair values of the AFS and HTM securities portfolio were not attributable to credit losses. Accordingly, there was no adjustment made to the amortized cost basis upon adoption. The carrying values of our AFS securities are adjusted for unrealized gains or losses not attributable to credit losses as valuation allowances, and any gains or losses are reported on an after-tax basis as a component of other comprehensive income (loss). For additional information regarding accounting for our investment securities upon the adoption of ASU 2016-13, see Note 1. Summary of Significant Accounting Policies – Accounting Standards Adopted in 2023 in the Notes to Consolidated Financial Statements contained in Part I. Item 1. “Financial Statements” included herein.

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at September 30, 2023 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$915	4.90%	$3,516	5.20%	$3,277	3.85%	$10,000	5.82%
Residential mortgage-backed securities	—	—	—	—	—	—	2,336	3.09
Available for sale:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	42,619	5.08	11,894	4.53	11,987	6.35	—	—
Obligations of state and political subdivisions	27	2.92	1,834	2.45	9,464	2.57	8,539	2.77
Corporate bonds	850	4.24	14,094	3.60	16,055	4.49	2,750	2.80
Residential mortgage-backed securities	—	—	—	—	6,413	2.88	276,247	2.25
Commercial mortgage-backed securities	343	2.79	5,796	3.95	3,187	3.27	69,197	3.60
	$44,754		$37,134		$50,383		$369,069

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.

As of September 30, 2023, we had $77.1 million in gross unrealized losses, primarily attributable to investment debt securities with contractual maturities due after 10 years, and $0.3 million in gross unrealized gains in our AFS investment securities portfolio. For additional information, see Note 3. Investment Securities in the Notes to Consolidated Financial Statements contained in Part I. Item 1. “Financial Statements” herein.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at September 30, 2023 and December 31, 2022 (dollars in thousands).

	September 30, 2023		December 31, 2022
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$459,519	20.8%	$580,741	27.9%
Interest-bearing demand deposits	482,706	21.8	565,598	27.1
Money market deposit accounts	186,478	8.4	208,596	10.0
Savings accounts	131,743	6.0	155,176	7.5
Brokered time deposits	197,747	9.0	9,990	0.5
Time deposits	751,240	34.0	562,264	27.0
Total deposits	$2,209,433	100%	$2,082,365	100%

Total deposits were $2.21 billion at September 30, 2023, an increase of $127.1 million, or 6.1%, compared to $2.08 billion at December 31, 2022. Time deposits and brokered time deposits increased, and other deposit categories decreased. The majority of the increase in time deposits at September 30, 2023 compared to December 31, 2022 is due to organic growth and existing customer funds migrating from other deposit categories due to higher rates offered. Beginning in the fourth quarter of 2022 and through the third quarter of 2023, management utilized brokered time deposits, entirely in denominations of less than $250,000, to secure fixed cost funding and reduce FHLB advances. We were able to offset core deposit decreases with increases in time deposits and brokered time deposits. The remaining weighted average duration of brokered time deposits at September 30, 2023 was approximately 13 months with a weighted average rate of 5.02%.

Our deposit mix shifted as interest rates rose, as noninterest-bearing deposits as a percentage of total deposits decreased to 20.8% at September 30, 2023 compared to 27.9% at December 31, 2022. Brokered time deposits and time deposits as a percentage of total deposits increased to 9.0% and 34.0%, respectively, at September 30, 2023 compared to 0.5% and 27.0%, respectively, at December 31, 2022.

Borrowings

At September 30, 2023, total borrowings include securities sold under agreements to repurchase, FHLB advances, borrowings under the BTFP, subordinated debt issued in 2019 and 2022, and junior subordinated debentures assumed through acquisitions.

We had $13.9 million of securities sold under agreements to repurchase at September 30, 2023 and none at December 31, 2022. Our advances from the FHLB were $23.5 million at September 30, 2023, a decrease of $363.5 million, or 93.9%, from FHLB advances of $387.0 million at December 31, 2022. Based on original maturities, at September 30, 2023, all of our $23.5 million of FHLB advances were long-term, compared to $333.5 million short-term and $53.5 million long-term FHLB advances at December 31, 2022. FHLB advances are used to fund increased loan and investment activity that is not funded by deposits or other borrowings.

On March 12, 2023, the Federal Reserve established the BTFP. The BTFP is a one-year program which provides additional liquidity through borrowings secured by the pledging of certain qualifying securities and other assets valued at par. During the second quarter, we utilized the BTFP to secure fixed rate funding for a one-year term and reduce short-term FHLB advances, which are priced daily. We utilized this source of funding due to its lower rate and the ability to prepay the obligations without penalty. At September 30, 2023, outstanding borrowings under the BTFP were $235.8 million.

The carrying value of the subordinated debt was $44.3 million and $44.2 million at September 30, 2023 and December 31, 2022, respectively. The $8.6 million and $8.5 million in junior subordinated debt at September 30, 2023 and December 31, 2022, respectively, represent the junior subordinated debentures that we assumed through acquisitions.

The average balances and cost of short-term borrowings for the three and nine months ended September 30, 2023 and 2022 are summarized in the table below (dollars in thousands).

	Average Balances		Average Balances		Cost of Short-term Borrowings		Cost of Short-term Borrowings
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Federal funds purchased, short-term FHLB advances and other short-term borrowings	$56	$191,146	$165,893	$81,587	6.28%	2.40%	4.93%	2.14%
Borrowings under BTFP	235,800	—	106,036	—	5.11	—	5.10	—
Securities sold under agreements to repurchase	6,507	64	2,871	1,990	0.13	0.15	0.13	0.15
Total short-term borrowings	$242,363	$191,210	$274,800	$83,577	4.97%	2.40%	4.95%	2.09%

Typically, the main source of our short-term borrowings are advances from the FHLB. The rate charged for these advances is directly tied to the Federal Reserve Bank’s federal funds target rate. As previously discussed, the Federal Reserve has raised the federal funds target rate multiple times in 2022 and 2023. As of September 30, 2023, the federal funds target rate was 5.25% to 5.50%. The rates on the borrowings under the BTFP are fixed for one year from the day each borrowing is made.

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

For a description of our 2029 Notes, which are outstanding at September 30, 2023, and our 2027 Notes, which have been redeemed as of September 30, 2023, see our Annual Report, Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion and Analysis of Financial Condition – Borrowings – 2029 Notes and 2027 Notes” and Note 11 to the financial statements included in such report.

Stockholders’ Equity

Stockholders’ equity was $208.7 million at September 30, 2023, a decrease of $7.1 million compared to December 31, 2022. The decrease is primarily attributable to an $11.5 million increase in accumulated other comprehensive loss due to a decrease in the fair value of the Bank’s AFS securities portfolio and the adoption of the CECL standard, reflected as a one-time, cumulative effect adjustment to retained earnings that decreased retained earnings by $4.3 million after tax, partially offset by $13.1 million of net income for the nine months ended September 30, 2023. Stockholders’ equity was also reduced during the nine months ended September 30, 2023 by payments of $2.9 million in dividends and $2.7 million to repurchase shares.

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

The primary factors affecting net interest margin are changes in interest rates, competition, and the shape of the interest rate yield curve. The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the federal funds target rate a total of seven times during 2022 and, as of September 30, 2023, four times during 2023 to 5.25% to 5.50%, as discussed in Certain Events That Affect Period-over-Period Comparability – Rising Inflation and Interest Rates.

Three months ended September 30, 2023 vs. three months ended September 30, 2022. Net interest income decreased 25.6% to $17.5 million for the three months ended September 30, 2023 compared to $23.5 million for the same period in 2022. The decrease is primarily due to an increase in the rates paid on deposits partially offset primarily by an increase in the yield earned on loans. Average time deposits increased $353.4 million primarily due to organic growth and customer funds migrating from other deposit categories due to higher rates offered, which resulted in a $6.4 million increase in interest expense compared to the same period in 2022. Average brokered time deposits were $159.2 million during the three months ended September 30, 2023 compared to none during the three months ended September 30, 2022, which resulted in a $2.0 million increase in interest expense compared to the same period in 2022. Average interest-bearing demand deposits decreased $218.3 million, but increases in rates led to a $1.9 million increase in interest expense compared to the same period in 2022. Average noninterest-bearing deposits decreased $150.3 million. Average short-term borrowings increased $51.2 million, as we utilized borrowings under the BTFP to fund loan growth and reduce FHLB advances. The higher rates paid on short-term borrowings, along with the increase in short-term borrowings resulted in a $1.9 million increase in interest expense compared to the same period in 2022. Average loans increased $118.1 million primarily due to organic growth which, in addition to higher loan yields, resulted in a $5.0 million increase in interest income compared to the same period in 2022. Our yield on interest-earning assets increased as did our rate paid on interest-bearing liabilities primarily as a result of the overall increase in prevailing interest rates.

Interest income was $33.2 million for the three months ended September 30, 2023, compared to $27.0 million for the same period in 2022. Loan interest income made up substantially all of our interest income for the three months ended September 30, 2023 and 2022, although interest on investment securities contributed 9.9% of interest income during the third quarter of 2023 compared to 10.6% during the third quarter of 2022. Of the $6.2 million increase in interest income, an increase of $4.6 million can be attributed to an increase in the yield earned on interest-earning assets, and an increase in interest income of $1.6 million can be attributed to the change in the volume of interest-earnings assets. We also increased our average interest-earning balances with banks by $31.8 million, with the balances having an average yield of 6.26% during the three months ended September 30, 2023. The overall yield on interest-earning assets was 5.05% and 4.34% for the three months ended September 30, 2023 and 2022, respectively. The loan portfolio yielded 5.53% and 4.86% for the three months ended September 30, 2023 and September 30, 2022, respectively, while the yield on the investment portfolio was 2.77% for the three months ended September 30, 2023 compared to 2.36% for the three months ended September 30, 2022. The increase in the overall yield on interest-earning assets compared to the quarter ended September 30, 2022 was primarily driven by a 67 basis point increase in the yield on the loan portfolio and a 41 basis point increase in the yield on the investment securities portfolio.

Interest expense was $15.7 million for the three months ended September 30, 2023, an increase of $12.2 million compared to interest expense of $3.5 million for the three months ended September 30, 2022. An increase of $9.8 million resulted from the increase in the cost of interest-bearing liabilities, primarily time deposits, interest-bearing demand deposits, and short-term borrowings. An increase in interest expense of $2.4 million resulted from an increase in volume of interest-bearing liabilities, primarily brokered time deposits. Average interest-bearing liabilities increased $253.6 million for the three months ended September 30, 2023 compared to the same period in 2022, as average interest-bearing deposits increased by $251.0 million, as discussed in further detail above. Also as discussed above, average short-term borrowings increased by $51.2 million. Average long-term borrowings decreased by $48.5 million. As previously discussed, the federal funds target rate was 5.25% to 5.50% as of September 30, 2023, which affects the rate we pay for immediately available overnight funds, long-term borrowings, and deposits. We increased rates offered on our interest-bearing products in order to remain competitive in our markets. The cost of deposits increased 237 basis points to 2.73% for the three months ended September 30, 2023 compared to 0.36% for the three months ended September 30, 2022 as a result of the utilization of brokered time deposits to secure fixed cost funding and reduce FHLB advances, increases in both the average balance of and rates paid for time deposits, and an increase in rates paid for interest-bearing demand deposits. The cost of interest-bearing liabilities increased 228 basis points to 3.07% for the three months ended September 30, 2023 compared to 0.79% for the same period in 2022, primarily due to an increase in the cost and higher average balance of deposits and an increased cost of short-term borrowings, the cost of which is primarily driven by the Federal Reserve’s federal funds rate, along with a higher average balance of short-term borrowings.

Net interest margin was 2.66% for the three months ended September 30, 2023, a decrease of 111 basis points from 3.77% for the three months ended September 30, 2022. The decrease in net interest margin was primarily driven by a 228 basis point increase in the cost of interest-bearing liabilities partially offset by a 71 basis point increase in the yield on interest-earning assets. We experienced margin pressure beginning late in 2022, which has continued in 2023. We raised rates offered on deposits and incurred higher costs on our borrowings compared to the three months ended September 30, 2022. We may experience additional pressure on our net interest margin if our cost of funds increases faster than the yield on our interest-earning assets.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended September 30, 2023 and 2022. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended September 30,
	2023			2022
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$2,072,617	$28,892	5.53%	$1,954,493	$23,924	4.86%
Securities:
Taxable	442,556	3,055	2.74	466,012	2,769	2.36
Tax-exempt	25,493	216	3.35	16,528	105	2.50
Interest-earning balances with banks	63,171	997	6.26	31,324	204	2.58
Total interest-earning assets	2,603,837	33,160	5.05	2,468,357	27,002	4.34
Cash and due from banks	27,734			33,291
Intangible assets	42,595			43,472
Other assets	92,108			98,936
Allowance for credit losses	(29,916)			(22,445)
Total assets	$2,736,358			$2,621,611
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$668,732	$2,462	1.46%	$887,040	$594	0.27%
Savings deposits	130,262	179	0.54	173,582	20	0.05
Brokered time deposits	159,244	1,990	4.96	—	—	—
Time deposits	749,610	7,102	3.76	396,204	701	0.70
Total interest-bearing deposits	1,707,848	11,733	2.73	1,456,826	1,315	0.36
Short-term borrowings(2)	242,363	3,039	4.97	191,210	1,156	2.40
Long-term debt	76,376	919	4.77	124,924	1,064	3.38
Total interest-bearing liabilities	2,026,587	15,691	3.07	1,772,960	3,535	0.79
Noninterest-bearing deposits	462,525			612,777
Other liabilities	26,853			9,250
Stockholders’ equity	220,393			226,624
Total liabilities and stockholders’ equity	$2,736,358			$2,621,611
Net interest income/net interest margin		$17,469	2.66%		$23,467	3.77%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Three months ended September 30, 2023 vs.
	Three months ended September 30, 2022
	Volume	Rate	Net(1)
Interest income:
Loans	$1,446	$3,522	$4,968
Securities:
Taxable	(139)	425	286
Tax-exempt	57	54	111
Interest-earning balances with banks	207	586	793
Total interest-earning assets	1,571	4,587	6,158
Interest expense:
Interest-bearing demand deposits	(146)	2,014	1,868
Savings deposits	(5)	163	158
Brokered time deposits	1,990	—	1,990
Time deposits	625	5,777	6,402
Short-term borrowings	309	1,574	1,883
Long-term debt	(414)	269	(145)
Total interest-bearing liabilities	2,359	9,797	12,156
Change in net interest income	$(788)	$(5,210)	$(5,998)

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

Nine months ended September 30, 2023 vs. nine months ended September 30, 2022. Net interest income decreased 16.7% to $56.0 million for the nine months ended September 30, 2023 compared to $67.3 million for the same period in 2022. The decrease is primarily due to an increase in the rates paid on interest-bearing deposits partially offset primarily by an increase in the yield earned on loans. Average time deposits increased $281.3 million primarily due to organic growth and customer funds migrating from other deposit categories due to higher rates offered, which resulted in a $14.8 million increase in interest expense compared to the same period in 2022. Average short-term borrowings increased $191.2 million, as we utilized advances from the FHLB and borrowings under the BTFP to fund loan growth and investment activity, which along with higher rates paid, resulted in an $8.9 million increase in interest expense compared to the same period in 2022. Average interest-bearing demand deposits decreased $230.8 million but increases in rates led to a $4.7 million increase in interest expense compared to the same period in 2022. Average brokered time deposits were $126.2 million during the nine months ended September 30, 2023 compared to none during the nine months ended September 30, 2022, adding $4.6 million to interest expense. Average noninterest-bearing deposits decreased $103.0 million. Average loans increased $187.4 million primarily due to organic growth, which in addition to higher loan yields, resulted in a $17.3 million increase in interest income compared to the same period in 2022. Our yield on interest-earning assets increased as did our rate paid on interest-bearing liabilities primarily as a result of the overall increase in prevailing interest rates.

Interest income was $96.5 million for the nine months ended September 30, 2023, compared to $75.2 million for the same period in 2022. Loan interest income made up substantially all of our interest income for the nine months ended September 30, 2023 and 2022, although interest on investment securities contributed 10.2% of interest income during the nine months ended September 30, 2023 compared to 9.6% during the nine months ended September 30, 2022. Of the $21.3 million increase in interest income, an increase of $14.5 million can be attributed to an increase in the yield earned on interest-earning assets, and an increase in interest income of $6.9 million can be attributed to the change in the volume of interest-earning assets. The overall yield on interest-earning assets was 4.94% and 4.18% for the nine months ended September 30, 2023 and 2022, respectively. The loan portfolio yielded 5.42% and 4.73% for the nine months ended September 30, 2023 and September 30, 2022, respectively, while the yield on the investment portfolio was 2.78% for the nine months ended September 30, 2023 compared to 2.12% for the nine months ended September 30, 2022. The increase in the overall yield on interest-earning assets compared to the quarter ended September 30, 2022 was primarily driven by a 69 basis point increase in the yield on the loan portfolio and a 67 basis point increase in the yield on the taxable investment securities portfolio.

Interest expense was $40.5 million for the nine months ended September 30, 2023, an increase of $32.6 million compared to interest expense of $7.9 million for the nine months ended September 30, 2022. An increase of $25.3 million resulted from the increase in the cost of interest-bearing liabilities, primarily time deposits, interest-bearing demand deposits, and short-term borrowings. An increase in interest expense of $7.3 million resulted from an increase in volume of interest-bearing liabilities, primarily brokered time deposits and short-term borrowings. Average interest-bearing liabilities increased $272.6 million for the nine months ended September 30, 2023 compared to the same period in 2022. Average interest-bearing deposits increased by $130.7 million, as discussed in further detail above. Average short-term borrowings increased by $191.2 million, and average long-term borrowings decreased by $49.4 million As previously discussed, the federal funds target rate was 5.25% to 5.50% as of September 30, 2023, which affects the rate we pay for immediately available overnight funds, long-term borrowings, and deposits. We increased rates offered on our interest-bearing products in order to remain competitive in our markets. The cost of deposits increased 196 basis points to 2.24% for the nine months ended September 30, 2023 compared to 0.28% for the nine months ended September 30, 2022 primarily as a result of the utilization of brokered time deposits to secure fixed cost funding and reduce FHLB advances, and an increase in rates paid for time deposits and interest-bearing demand deposits. The cost of interest-bearing liabilities increased 210 basis points to 2.71% for the nine months ended September 30, 2023 compared to 0.61% for the same period in 2022, primarily due to an increase in the cost and average balance of deposits and an increased cost and higher average balance of short-term borrowings, the cost of which is primarily driven by the Federal Reserve’s federal funds rate, partially offset by a lower average balance of long-term borrowings.

Net interest margin was 2.87% for the nine months ended September 30, 2023, a decrease of 86 basis points from 3.73% for the nine months ended September 30, 2022. The decrease in net interest margin was primarily driven by a 210 basis point increase in the cost of interest-bearing liabilities partially offset by a 76 basis point increase in the yield on interest-earning assets. We experienced margin pressure beginning late in 2022, which continued in 2023. We raised rates offered on deposits and incurred higher costs on our borrowings compared to the nine months ended September 30, 2022. We may experience additional pressure on our net interest margin if our cost of funds increases faster than the yield on our interest-earning assets.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the nine months ended September 30, 2023 and 2022. Averages presented in the table below are daily averages (dollars in thousands).

	Nine months ended September 30,
	2023			2022
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$2,092,337	$84,764	5.42%	$1,904,950	$67,415	4.73%
Securities:
Taxable	454,080	9,402	2.77	434,642	6,817	2.10
Tax-exempt	19,774	440	2.97	19,348	375	2.59
Interest-earning balances with banks	43,803	1,927	5.88	48,928	590	1.61
Total interest-earning assets	2,609,994	96,533	4.94	2,407,868	75,197	4.18
Cash and due from banks	29,792			34,652
Intangible assets	42,789			43,698
Other assets	87,813			114,407
Allowance for credit losses	(30,269)			(21,639)
Total assets	$2,740,119			$2,578,986
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$695,697	$6,068	1.17%	$926,535	$1,326	0.19%
Brokered demand deposits	—	—	—	2,370	7	0.41
Savings deposits	134,403	217	0.22	177,980	62	0.05
Brokered time deposits	126,238	4,634	4.91	—	—	—
Time deposits	684,552	16,569	3.24	403,284	1,803	0.60
Total interest-bearing deposits	1,640,890	27,488	2.24	1,510,169	3,198	0.28
Short-term borrowings(2)	274,800	10,173	4.95	83,577	1,308	2.09
Long-term debt	85,006	2,843	4.47	134,389	3,425	3.41
Total interest-bearing liabilities	2,000,696	40,504	2.71	1,728,135	7,931	0.61
Noninterest-bearing deposits	500,728			603,746
Other liabilities	18,155			12,883
Stockholders’ equity	220,540			234,222
Total liabilities and stockholders’ equity	$2,740,119			$2,578,986
Net interest income/net interest margin		$56,029	2.87%		$67,266	3.73%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Nine months ended September 30, 2023 vs.
	Nine months ended September 30, 2022
	Volume	Rate	Net(1)
Interest income:
Loans	$6,631	$10,718	$17,349
Securities:
Taxable	305	2,280	2,585
Tax-exempt	8	57	65
Interest-earning balances with banks	(62)	1,399	1,337
Total interest-earning assets	6,882	14,454	21,336
Interest expense:
Interest-bearing demand deposits	(330)	5,072	4,742
Brokered demand deposits	(7)	—	(7)
Savings deposits	(15)	170	155
Brokered time deposits	4,634	—	4,634
Time deposits	1,257	13,509	14,766
Short-term borrowings	2,992	5,873	8,865
Long-term debt	(1,259)	677	(582)
Total interest-bearing liabilities	7,272	25,301	32,573
Change in net interest income	$(390)	$(10,847)	$(11,237)

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

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

Three months ended September 30, 2023 vs. three months ended September 30, 2022. Total noninterest income decreased $1.0 million, or 38.6%, to $1.6 million for the three months ended September 30, 2023 compared to $2.7 million for the three months ended September 30, 2022. The decrease in noninterest income is mainly attributable to a $0.3 million increase in loss on sale or disposition of fixed assets and a $0.7 million decrease in other operating income. The increase in the loss on sale or disposition of fixed assets resulted primarily from the disposition of ATMs and a reclassification of bank premises and equipment to other real estate owned during the three months ended September 30, 2023. The decrease in other operating income is primarily attributable to a $0.4 million decrease in the change in the net asset value of other investments, which represents unrealized net gains on investments in Small Business Investment Company qualified funds and other investment funds, and a $0.3 million decrease in derivative fee income.

Nine months ended September 30, 2023 vs. nine months ended September 30, 2022. Total noninterest income decreased $10.1 million, or 67.9%, to $4.8 million for the nine months ended September 30, 2023 compared to $14.9 million for the nine months ended September 30, 2022. The decrease in noninterest income is mainly attributable to $8.1 million in swap termination fees recorded during the nine months ended September 30, 2022 and a loss on sale or disposition of fixed assets of $1.3 million during the nine months ended September 30, 2023, resulting from the sale of the Alice and Victoria, Texas branches, the disposition of ATMs, and a reclassification of bank premises and equipment to other real estate owned compared to a loss on sale or disposition of fixed assets of $0.2 million for the nine months ended September 30, 2022. There was also a $0.3 million decrease in interchange fees due to a decrease in the volume of debit and credit card transactions and a $0.7 million decrease in other operating income primarily attributable to a $0.4 million decrease in the change in the net asset value of other investments and a $0.4 million decrease in derivative fee income.

No swap termination fees were recorded during the nine months ended September 30, 2023. Swap termination fees of $8.1 million were recorded during the nine months ended September 30, 2022 when the Bank voluntarily terminated a number of its interest rate swap agreements in response to market conditions. We had no remaining current or forward starting interest rate swap agreements at September 30, 2023, other than interest rate swaps related to customer loans described in Note 7. Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained in Part I. Item 1. “Financial Statements” included herein.

Noninterest Expense

Three months ended September 30, 2023 vs. three months ended September 30, 2022. Total noninterest expense was $15.8 million for the three months ended September 30, 2023, a decrease of $0.2 million, or 1.2%, compared to the same period in 2022. The decrease is primarily a result of a $0.2 million decrease in depreciation and amortization and a $0.2 million decrease in occupancy, partially offset by a $0.1 million increase in salaries and employee benefits. The decreases in depreciation and amortization and occupancy compared to the same period in 2022 are due to the sale of the Alice and Victoria, Texas branches in January 2023 and the closure of one branch location in the first quarter of 2023.The increase in salaries and employee benefits is primarily due to severance related to Investar’s exit from its consumer mortgage origination business. We continue to closely monitor expenses, implement technology solutions and evaluate opportunities to reduce our physical branch and ATM footprint to deliver products and services to our customers more efficiently.

Nine months ended September 30, 2023 vs. nine months ended September 30, 2022. Total noninterest expense was $47.2 million for the nine months ended September 30, 2023, an increase of $0.2 million, or 0.5%, compared to the same period in 2022. The increase is primarily a result of $0.7 million in expenses as a result of the sale of the Alice and Victoria, Texas branch locations in the first quarter of 2023. As a result of the sale of the Alice and Victoria, Texas branches, we recorded $0.4 million of occupancy expense primarily to terminate the remaining contractually obligated lease payments, $0.1 million of salaries and employee benefits for severance, $0.1 million of professional fees for legal and consulting services, and $0.1 million of depreciation and amortization to accelerate the amortization of the remaining core deposit intangible. Excluding the expenses incurred related to the sale of the Alice and Victoria branches, there was a $0.6 million increase in salaries and employee benefits, a $0.6 million decrease in depreciation and amortization, a $0.3 million decrease in occupancy expense, and a $0.2 million decrease in loss on early extinguishment of subordinated debt as a result of the redemption of the 2027 Notes in the second quarter of 2022. The remaining increase in salaries and employee benefits compared to the same period in 2022 is primarily due to an increase in health insurance claims. The remaining decreases in depreciation and amortization and occupancy expense compared to the same period in 2022 are primarily due to the closure of two branch locations in 2022, the sale of the Alice and Victoria branches in January 2023, and the closure of one branch location in the first quarter of 2023.

Income Tax Expense

Income tax expense for the three months ended September 30, 2023 and 2022 was $0.6 million and $1.7 million, respectively. The effective tax rate for the three months ended September 30, 2023 and 2022 was 17.4% and 18.9%, respectively. Income tax expense for the nine months ended September 30, 2023 and 2022 was $3.0 million and $6.8 million, respectively. The effective tax rate for the nine months ended September 30, 2023 and 2022 was 18.4% and 20.1%, respectively.

For the three and nine months ended September 30, 2023 and 2022, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain loans and investment securities and income from bank owned life insurance.

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

At September 30, 2023 and December 31, 2022, there were no loans classified as loss. There were no loans classified as doubtful at September 30, 2023, compared to $0.2 million at December 31, 2022. At September 30, 2023 and December 31, 2022, there were $12.6 million and $15.0 million, respectively, of loans classified as substandard, and $5.1 million and $12.8 million, respectively, of loans classified as special mention.

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

Allowance for Credit Losses. Effective January 1, 2023, we adopted ASU 2016-13, which uses the CECL accounting methodology for the allowance for credit losses. Upon adoption, we recorded a one-time, cumulative effect adjustment to increase the allowance for credit losses by $5.9 million. The allowance for credit losses was $29.8 million and $24.4 million at September 30, 2023 and December 31, 2022, respectively. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired.

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

We maintain a separate allowance for credit losses on unfunded loan commitments, which is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The allowance for credit losses is increased by the provision for credit losses and decreased by charge-offs, net of recoveries. For the nine months ended September 30, 2023 and 2022, the provision for credit losses was negative $2.5 million and $1.7 million, respectively. The negative provision for credit losses for the nine months ended September 30, 2023 was primarily driven by net recoveries of $2.2 million in the loan portfolio primarily attributable to recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

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

	September 30, 2023		December 31, 2022
	Allowance for Credit Losses	% of Loans in each Category to Total Loans	Allowance for Credit Losses	% of Loans in each Category to Total Loans
Mortgage loans on real estate:
Construction and development	$3,000	10.0%	$2,555	9.6%
1-4 Family	9,172	19.7	3,917	19.1
Multifamily	1,105	4.9	999	3.9
Farmland	3	0.4	113	0.6
Commercial real estate	10,980	44.8	10,718	45.5
Commercial and industrial	5,297	19.6	5,743	20.7
Consumer	221	0.6	319	0.6
Total	$29,778	100%	$24,364	100%

The following table presents the amount of the allowance for credit losses allocated to each loan category as a percentage of total loans as of the dates indicated.

	September 30, 2023	December 31, 2022
Mortgage loans on real estate:
Construction and development	0.14%	0.12%
1-4 Family	0.44	0.18
Multifamily	0.05	0.05
Farmland	—	0.01
Commercial real estate	0.53	0.51
Commercial and industrial	0.25	0.27
Consumer	0.01	0.02
Total	1.42%	1.16%

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

The table below reflects the activity in the allowance for credit losses and key ratios for the periods indicated (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Allowance at beginning of period	$30,044	$21,954	$24,364	$20,859
ASU 2016-13 adoption impact	—	—	5,865	—
Provision for credit losses on loans(1)	(417)	1,162	(2,694)	1,654
Net recoveries(2)	151	48	2,243	651
Allowance at end of period	$29,778	$23,164	$29,778	$23,164
Total loans - period end	2,103,022	2,005,677	2,103,022	2,005,677
Nonaccrual loans - period end	5,251	12,719	5,251	12,719

Key ratios:
Allowance for credit losses to total loans - period end	1.42%	1.15%	1.42%	1.15%
Allowance for credit losses to nonaccrual loans - period end	567.09%	182.12%	567.09%	182.12%
Nonaccrual loans to total loans - period end	0.25%	0.63%	0.25%	0.63%

(1) For the three months ended September 30, 2023, the negative provision for credit losses of $34,000 on the consolidated statement of income includes a negative provision for loan losses of $0.4 million and a provision for unfunded loan commitments of $0.4 million. For the nine months ended September 30, 2023, the negative provision for credit losses of $2.5 million on the consolidated statement of income includes a negative provision for loan losses of $2.7 million and a provision for unfunded loan commitments of $0.2 million.
(2) We recognized net recoveries of $0.2 million and $2.2 million in the loan portfolio during the three and nine months ended September 30, 2023, respectively, primarily attributable to recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

The allowance for credit losses to total loans increased to 1.42% at September 30, 2023 compared to 1.15% at September 30, 2022, and the allowance for credit losses to nonaccrual loans ratio increased to 567% at September 30, 2023 compared to 182% at September 30, 2022. The increases in the allowance for credit losses to total loans and allowance for credit losses to nonaccrual loans compared to September 30, 2022, is primarily due to the one-time, cumulative effect adjustment to increase the allowance for credit losses by $5.9 million recorded upon adoption of ASU 2016-13 on January 1, 2023. Nonaccrual loans were $5.3 million, or 0.25% of total loans, at September 30, 2023, a decrease of $7.5 million compared to $12.7 million, or 0.63% of total loans at September 30, 2022. The decrease in nonaccrual loans is primarily due to large paydowns on one loan relationship impacted by Hurricane Ida in the third quarter of 2021. Many of the loans comprising the total relationship were placed on nonaccrual following the impairment in the third quarter of 2021.

The following table presents the allocation of net (charge-offs) recoveries by loan category for the periods indicated (dollars in thousands).

	Three months ended September 30,
	2023			2022
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs to Average Loans
Mortgage loans on real estate:
Construction and development	$5	$198,595	(0.00)%	$6	$220,316	(0.00)%
1-4 Family	4	414,490	(0.00)	5	388,174	(0.00)
Multifamily	—	80,229	—	—	57,635	—
Farmland	—	8,358	—	67	14,881	(0.45)
Commercial real estate	11	967,824	(0.00)	(21)	890,204	0.00
Commercial and industrial	138	390,920	(0.04)	14	369,137	(0.00)
Consumer	(7)	12,201	0.06	(23)	14,146	0.16
Total	$151	$2,072,617	(0.01)%	$48	$1,954,493	(0.00)%

	Nine months ended September 30,
	2023			2022
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs to Average Loans
Mortgage loans on real estate:
Construction and development	$48	$201,657	(0.02)%	$27	$212,680	(0.01)%
1-4 Family	(27)	408,702	0.01	107	375,624	(0.03)
Multifamily	—	80,413	—	—	56,251	—
Farmland	—	9,628	—	13	16,946	(0.08)
Commercial real estate	2,218	967,918	(0.23)	39	891,786	(0.00)
Commercial and industrial	143	411,520	(0.03)	563	336,420	(0.17)
Consumer	(139)	12,499	1.11	(98)	15,243	0.64
Total	$2,243	$2,092,337	(0.11)%	$651	$1,904,950	(0.03)%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses on loans. Net charge-offs include recoveries of amounts previously charged off. For the three and nine months ended September 30, 2023, net recoveries were $0.2 million and $2.2 million, or 0.01% and 0.11%, respectively, of the average loan balances for the periods. Net recoveries during nine months ended September 30, 2023 were primarily attributable to recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. Net recoveries for the three months ended September 30, 2022 were $48,000, or less than 0.01%, of the average loan balance for the period. Net recoveries for the nine months ended September 30, 2022 were $0.7 million, or 0.03%, of the average loan balance for the period.

Management believes the allowance for credit losses at September 30, 2023 is sufficient to provide adequate protection against losses in our portfolio. However, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to higher inflation and interest rates than anticipated, other unanticipated adverse changes in the economy, unanticipated effects of the current geopolitical and domestic political conflicts, the scope and duration of the COVID-19 pandemic and its continued influence on the economy, or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events. Effective January 1, 2023, we adopted ASU 2016-13, which uses the CECL accounting methodology for the calculating the allowance for credit losses. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired, and be adjusted each period for changes in expected lifetime credit losses. The CECL methodology replaces multiple prior impairment models under U.S. GAAP that generally required that a loss be “incurred” before it was recognized, and represents a significant change from prior U.S. GAAP. Please refer to Note 1. Summary of Significant Accounting Policies – Accounting Standards Adopted in 2023, in the Notes to Consolidated Financial Statements for information regarding our adoption of ASU 2016-13, effective January 1, 2023.

Nonperforming Assets. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal and interest is delinquent for 90 days or more. Additionally, management may elect to continue the accrual when the estimated net available value of collateral is sufficient to cover the principal balance and accrued interest. It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period of repayment performance by the borrower. Nonperforming loans were $5.6 million, or 0.27% of total loans, at September 30, 2023, a decrease of $5.7 million compared to $11.3 million, or 0.54% of total loans, at December 31, 2022. The decrease in nonperforming loans compared to December 31, 2022 is mainly attributable to large paydowns on one loan relationship impacted by Hurricane Ida.

Restructured Loans. Effective January 1, 2023, we adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”, which eliminated the accounting guidance for troubled debt restructurings (“TDRs”). Prior to our adoption of ASU 2022-02, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at fair value at the time of foreclosure, less estimated selling cost. Losses arising at the time of foreclosure of properties are charged to the allowance for credit losses. For the nine months ended September 30, 2023, additions to other real estate owned were $3.9 million, which were primarily driven by transfers of properties related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. During the nine months ended September 30, 2023, we closed one branch and one stand-alone interactive teller machine and transferred the associated land and building from bank premises and equipment to other real estate owned, as we did not intend to use the properties for banking operations. Other real estate owned with a cost basis of $0.1 million and $1.6 million was sold during the three and nine months ended September 30, 2023, respectively, resulting in a gain of $23,000 and a loss of $0.1 million, respectively, for the periods. Other real estate owned with a cost basis of $2.7 million and $4.2 million was sold during the three and nine months ended September 30, 2022, respectively, resulting in gains of $0.1 million and $7,000, respectively, for the periods. At September 30, 2023, approximately $0.1 million of loans secured by 1-4 family residential property were in the process of foreclosure.

The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	September 30, 2023	December 31, 2022
1-4 Family	$—	$682
Commercial real estate	4,323	—
Commercial and industrial	115	—
Total other real estate owned	$4,438	$682

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Nine months ended September 30,
	2023	2022
Balance, beginning of period	$682	$2,653
Additions	3,930	3,317
Transfers from bank premises and equipment	1,425	525
Sales of other real estate owned	(1,599)	(4,169)
Balance, end of period	$4,438	$2,326

Impact of Inflation. Inflation reached a near 40-year high in late 2021 primarily due to effects of the ongoing pandemic and continued rising through June 2022. Since June 2022, the rate of inflation has generally decelerated; however, it has remained at historically high levels through October 2023. When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, this has impacted and may continue to impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for credit losses resulting from a possible increased default rate. Inflation may lead to lower loan re-financings. Inflation may also increase the costs of goods and services we purchase, including the costs of salaries and benefits. In response to higher inflation, the Federal Reserve increased the federal funds target rate during 2022 and 2023 as discussed in Certain Events That Affect Period-over-Period Comparability – Rising Inflation and Interest Rates. For additional information, see Interest Rate Risk below, and Part I. Item 1A. “Risk Factors – Risks Related to our Business – Changes in interest rates could have an adverse effect on our profitability,” in our Annual Report.

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At September 30, 2023, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of September 30, 2023
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income(1)
+300	(9.7)%
+200	(7.0)%
+100	(3.3)%
-100	3.8%

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At September 30, 2023 and December 31, 2022,66% and 70% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. At September 30, 2023, 95% of our investment securities portfolio was classified as AFS and we had gross unrealized losses in our AFS investment securities portfolio of $77.1 million and gross unrealized gains of $0.3 million. The sale of securities in a loss position would cause us to record a loss on sale of investment securities in noninterest income in the period during which the securities were sold. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances and borrowings under the BTFP, which impacts their liquidity. At September 30, 2023, securities with a carrying value of$322.4 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $165.7 million in pledged securities at December 31, 2022 with the increase due primarily to the pledge of securities to secure borrowings under the BTFP.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances are primarily used to match-fund fixed rate loans in order to minimize interest rate risk and also may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2023, the balance of our outstanding advances with the FHLB was $23.5 million, all long-term advances, a decrease from $387.0 million at December 31, 2022, consisting of $333.5 million short-term and $53.5 million long-term advances as we utilized the BTFP. The total amount of the remaining credit available to us from the FHLB at September 30, 2023 was $914.9 million. At September 30, 2023, our FHLB borrowings were collateralized by a blanket pledge of certain loans totaling approximately $962.8 million.

Beginning in March 2023, we are eligible to borrow from the BTFP, which provides additional liquidity through borrowings secured by the pledging of certain qualifying securities and other assets valued at par. The BTFP is a one-year program ending March 11, 2024, and we can borrow any time during the term and can repay the obligation at any time without penalty. During the second quarter, we utilized the BTFP to secure fixed rate funding for a one-year term and reduce short-term FHLB advances, which are priced daily. At September 30, 2023, borrowings outstanding under the BTFP were $235.8 million, and our remaining borrowing capacity under the BTFP was $58.9 million based on the value of securities available to be used as collateral, valued at par value as permitted under the program.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $13.9 million of repurchase agreements outstanding at September 30, 2023 and none at December 31, 2022.

We maintain unsecured lines of credit with other commercial banks totaling $60.0 million. These lines of credit are federal funds lines of credit and are used for overnight borrowing only. The lines of credit mature at various times within the next year. There were no outstanding balances on our unsecured lines of credit at September 30, 2023 and December 31, 2022.

At September 30, 2023, we held $63.7 million of cash and cash equivalents and maintained approximately $1.03 billion of available funding from FHLB advances, the BTFP, and unsecured lines of credit with correspondent banks. Cash and cash equivalents and available funding represent 147% of uninsured deposits of $744.2 million at September 30, 2023.

In addition, at September 30, 2023 and December 31, 2022, we had $45.0 million in aggregate principal amount of subordinated debt outstanding. In April 2022, we completed a private placement of $20.0 million in aggregate principal amount of our 2032 Notes, and used the majority of the proceeds to redeem $18.6 million of our 2027 Notes in June 2022. See discussion above under Discussion and Analysis of Financial Condition – Borrowings – 2032 Notes. For additional information on our 2027, 2029, and 2032 Notes, see our Annual Report for the year ended December 31, 2022, Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion and Analysis of Financial Condition – Borrowings” and Note 11 to the financial statements included in such report.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. In recent periods, the proportion of our deposits represented by noninterest-bearing deposits has declined primarily due to rising market interest rates. At September 30, 2023, we held $197.7 million of brokered time deposits and no brokered demand deposits, as defined for federal regulatory purposes, to secure fixed cost funding and reduce FHLB advances. At December 31, 2022, we held $10.0 million of brokered time deposits and no brokered demand deposits, as defined for federal regulatory purposes. The Bank has historically used brokered demand deposits to satisfy the required borrowings under its interest rate swap agreements. We hold QwickRate® deposits, included in our time deposit balances, which we obtain through a qualified network to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At September 30, 2023, we held $17.0 million of QwickRate® deposits, a decrease compared to $26.5 million at December 31, 2022.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three and nine months ended September 30, 2023 and 2022.

	Percentage of Total Average Deposits and Borrowed Funds		Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds		Cost of Funds
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Noninterest-bearing demand deposits	19%	26%	20%	26%	—%	—%	—%	—%
Interest-bearing demand deposits	27	37	28	40	1.46	0.27	1.17	0.19
Brokered demand deposits	—	—	—	—	—	—	—	0.41
Savings accounts	5	7	5	8	0.54	0.05	0.22	0.05
Brokered time deposits	6	—	5	—	4.96	—	4.91	—
Time deposits	30	17	27	17	3.76	0.70	3.24	0.60
Short-term borrowings	10	8	11	3	4.97	2.40	4.95	2.09
Long-term borrowed funds	3	5	4	6	4.77	3.38	4.47	3.41
Total deposits and borrowed funds	100%	100%	100%	100%	2.50%	0.59%	2.16%	0.45%

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

During the nine months ended September 30, 2023, we paid $2.9 million in dividends, compared to $2.6 million during the nine months ended September 30, 2022. We declared dividends on our common stock of $0.295 per share during the nine months ended September 30, 2023 compared to dividends of $0.27 per share during the nine months ended September 30, 2022. We have had a stock repurchase program since 2015. During the nine months ended September 30, 2023, we paid $2.7 million to repurchase 190,682 shares of our common stock, compared to paying $10.3 million to repurchase 508,780 shares of its common stock during the nine months ended September 30, 2022. On July 19, 2023, we announced that our board of directors authorized the repurchase of an additional 350,000 shares of our common stock under the program. The Company had 546,032 shares of its common stock remaining authorized for repurchase under the program at September 30, 2023.

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

The Company and the Bank each were in compliance with all regulatory capital requirements at September 30, 2023 and December 31, 2022. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement for Bank to be Well Capitalized Under Prompt Corrective Action Rules
	Amount	Ratio	Amount	Ratio
September 30, 2023
Investar Holding Corporation:
Tier 1 leverage capital	$236,173	8.53%	$—	—%
Common equity tier 1 capital	226,673	9.40	—	—
Tier 1 capital	236,173	9.79	—	—
Total capital	310,432	12.87	—	—
Investar Bank:
Tier 1 leverage capital	277,912	10.05	138,331	5.00
Common equity tier 1 capital	277,912	11.53	156,630	6.50
Tier 1 capital	277,912	11.53	192,775	8.00
Total capital	307,875	12.78	240,968	10.00

December 31, 2022
Investar Holding Corporation:
Tier 1 leverage capital	$231,048	8.53%	$—	—%
Common equity tier 1 capital	221,548	9.79	—	—
Tier 1 capital	231,048	10.21	—	—
Total capital	300,009	13.25	—	—
Investar Bank:
Tier 1 leverage capital	267,603	9.89	135,344	5.00
Common equity tier 1 capital	267,603	11.83	147,044	6.50
Tier 1 capital	267,603	11.83	180,977	8.00
Total capital	292,339	12.92	226,221	10.00

Off-Balance Sheet Transactions

Swap Contracts. The Bank historically has entered into interest rate swap contracts, some of which are forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. At September 30, 2023 and December 31, 2022 we had no current or forward starting interest rate swap agreements, other than interest rate swaps related to customer loans, described below. For additional information, see Note 7. Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained in Part I. Item 1. “Financial Statements” included herein.

During the nine months ended September 30, 2022, we voluntarily terminated our remaining interest rate swap agreements with a total notional amount of $115.0 million in response to market conditions. For the nine months ended September 30, 2022, an unrealized gain of $6.4 million, net of tax expense of $1.7 million, was reclassified from “Accumulated other comprehensive loss” and recorded as “Swap termination fee income” in noninterest income in the accompanying consolidated statements of income.

For the nine months ended September 30, 2022, a gain of $4.3 million, net of tax expense of $1.2 million, has been recognized in “Other comprehensive loss” in the accompanying consolidated statements of comprehensive (loss) income for the change in fair value of the interest rate swaps.

The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging”, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, “Fair Value Measurements”. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the three and nine months ended September 30, 2023 and 2022. At September 30, 2023 we had notional amounts of $143.3 million in interest rate swap contracts with customers and $143.3 million in offsetting interest rate swap contracts with other financial institutions. The fair value of the swap contracts consisted of gross assets of $21.9 million and gross liabilities of $21.9 million recorded in “Other assets” and “Accrued taxes and other liabilities”, respectively, in the accompanying consolidated balance sheet.

Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the allowance for credit losses on loans. The reserve for unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets and was $0.6 million and $0.4 million at September 30, 2023 and December 31, 2022, respectively.

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

	September 30, 2023	December 31, 2022
Loan commitments	$542,189	$333,040
Standby letters of credit	14,170	11,379

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.

Loan commitments at September 30, 2023 include commitments of $202.0 million related to the purchase of commercial and industrial revolving lines of credit in two tranches, the second tranche of which closed in the fourth quarter of 2023. For additional information, see Note 1. Summary of Significant Accounting Policies – Acquisition Accounting – Loan Purchase Agreement in the Notes to Consolidated Financial Statements contained in Part I. Item 1. “Financial Statements” included herein.

Additionally, at September 30, 2023, the Company had unfunded commitments of $1.4 million for its investment in Small Business Investment Company qualified funds and other investment funds.

For the nine months ended September 30, 2023 and for the year ended December 31, 2022, except as disclosed herein and in the Company’s Annual Report, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Lease Obligations. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.

The following table presents, as of September 30, 2023, contractually obligated lease payments due under non-cancelable operating leases by payment date (dollars in thousands).

Less than one year	$338
One to three years	673
Three to five years	682
Over five years	756
Total	$2,449

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2022 are set forth in the Company’s Annual Report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” Please refer to the information in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Risk Management” in this report for additional information about the Company’s market risk for the nine months ended September 30, 2023; except as discussed therein, there have been no material changes in the Company’s market risk since December 31, 2022.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended September 30, 2023.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
July 1, 2023 - July 31, 2023	45	$12.11	—	598,439
August 1, 2023 - August 31, 2023	33,964	13.33	33,574	564,865
September 1, 2023 - September 30, 2023	18,893	12.14	18,833	546,032
	52,902	$12.90	52,407	546,032

(1)	Includes 495 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.
(2)	The Company has had a stock repurchase program since 2015. On July 19, 2023, the Company announced that its board of directors authorized the repurchase of an additional 350,000 shares of the Company’s common stock under its stock repurchase plan. As of September 30, 2023, the Company had 546,032 shares remaining available under the program.

Because we are a holding company with no material business activities, our ability to pay dividends is substantially dependent upon the ability of the Bank to transfer funds to us in the form of dividends, loans and advances. The Bank’s ability to pay dividends and make other distributions and payments to us depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors. In addition, the Bank’s ability to pay dividends to us is itself subject to various legal, regulatory and other restrictions under federal banking laws that are described in Part I. Item 1 “Business”, of our Annual Report.

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

INVESTAR HOLDING CORPORATION

Date: November 2, 2023	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2023	/s/ John R. Campbell
John R. Campbell
Chief Financial Officer
(Principal Financial Officer)