Form 10-K
period 2023-12-31
Investar Holding Corp
filed 2024-03-07
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-K

_____________________________________

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2023, was approximately$112.0 million.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value per share, 9,781,946 shares outstanding as of March 4, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders of Investar Holding Corporation are incorporated by reference into Part III of the Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

PART I

Item 1. Business

General

Investar Holding Corporation, a Louisiana corporation incorporated in 2009, is a financial holding company headquartered in Baton Rouge, Louisiana that conducts its operations primarily through its wholly-owned subsidiary, Investar Bank, National Association (the “Bank,” together with Investar Holding Corporation, the “Company,” “we,” “our,” or “us,”), a national bank chartered by the Office of the Comptroller of Currency (“OCC”). The Bank was originally chartered as a Louisiana commercial bank in 2006 and converted to a national bank in July 2019. Through the Bank, the Company offers a wide range of commercial banking products tailored to meet the needs of individuals, professionals, and small to medium-sized businesses. Our primary areas of operation are south Louisiana, including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; southeast Texas, primarily Houston and its surrounding area; and Alabama, including York and Oxford and their surrounding areas. These markets are served from our executive and operations center located in Baton Rouge and from 28 full service branches located throughout our market areas. We have experienced significant growth since the Bank was chartered, completing seven whole-bank acquisitions and establishing additional branches in our market areas.

As of December 31, 2023, on a consolidated basis, the Company had total assets of $2.8 billion, net loans of $2.2 billion, total deposits of $2.3 billion, and stockholders’ equity of $226.8 million.

During 2023, we pivoted our near-term strategy from primarily a growth strategy to primarily a focus on consistent, quality earnings through the optimization of our balance sheet. Our long-term strategy includes organic growth through high quality loans and growth through acquisitions, including whole-bank acquisitions, strategic branch acquisitions and asset acquisitions. In order to improve efficiencies and leverage our digital initiatives, during the last three fiscal years we closed five branches, sold three tracts of land held for future branch locations, and completed the sale of two branches. In January 2024, we closed a branch in our Alabama market. Consistent with our current strategy, we exited the consumer mortgage origination business in the third quarter of 2023. Over time, management believes that we have significant opportunities for growth and franchise expansion, both organically and through strategic acquisitions. Although the financial services industry is rapidly changing and intensely competitive, and likely to remain so, we believe that the Bank competes effectively as a local community bank and possesses the availability of local access and responsive customer service, coupled with competitively-priced products and services, necessary to successfully compete with other financial institutions for individual and small to medium-sized business customers.

All cross-references to the “Notes” in this Form 10-K refer to the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

The information set forth in this Annual Report on Form 10-K is as of March 7, 2024, unless otherwise indicated herein.

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

Lending Activities. Income generated by our lending activities represents a substantial portion of our total revenue. For the years ended December 31, 2023, 2022 and 2021, income from our lending activities comprised 84%, 76%, and 84%, respectively, of our total revenue. Over the last three fiscal years, we have increased our focus on commercial real estate loans and commercial and industrial loans.

Lending to Businesses. Our lending to small to medium-sized businesses falls into three general categories:

•

Commercial real estate loans. Approximately 48% of our total loans at December 31, 2023 were commercial real estate loans, which include multifamily, farmland and commercial real estate loans, with owner-occupied loans comprising approximately 43% of the commercial real estate loan portfolio. Commercial real estate loan terms generally are 10 years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 120 months, and we generally charge an origination fee. Risks associated with commercial real estate loans include, among other things, fluctuations in the value of real estate, new job creation trends, tenant vacancy rates, and the quality of the borrower’s management. We attempt to limit risk by analyzing a borrower’s cash flow and collateral value on an ongoing basis. The loans are primarily secured by commercial real estate. Also, we typically require personal guarantees from the principal owners of the property, supported by a review of their personal financial statements, as an additional means of mitigating our risk. We also manage risk by avoiding concentrations in any one business or industry.

•

Commercial and industrial loans. Commercial and industrial loans primarily consist of working capital lines of credit and equipment loans. The terms of these loans vary by purpose and by type of underlying collateral. We make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the relevant piece of equipment. Loans to support working capital typically have terms not exceeding one year, and such loans are secured by accounts receivable or inventory. Fixed rate loans are priced based on collateral, term and amortization. The interest rate for floating rate loans is typically tied to the prime rate published in The Wall Street Journal. Commercial and Industrial loans include variable-rate loans to consumer finance lending companies. Loans to consumer finance lending companies accounted for approximately 8% of our total loans at December 31, 2023. Commercial and industrial loans also include public finance loans made to governmental entities, which can be taxable or tax-exempt, for purposes including debt refinancing, economic development, quality of life projects, short-term cash-flow needs, and infrastructure enhancements, among other things. Public finance loans are generally repaid using pledged revenue sources including income tax, property tax, sales tax, and utility revenue, among other sources. Public finance loans comprise less than 5% of our loan portfolio at December 31, 2023. Commercial and industrial loans accounted for approximately 25% of our total loans at December 31, 2023.

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

•

Construction and development loans. Construction and development loans, which consist of loans for the construction of commercial projects, single family residential properties and multifamily properties, accounted for approximately 9% of our total loans at December 31, 2023. Our construction and development loans are made on both a “pre-sold” basis and on a “speculative” basis. Construction and development loans are generally made with a term of 6 to 18 months, with interest accruing at either a fixed or floating rate and paid monthly. These loans are secured by the underlying project being built. For construction loans, loan to value ratios range from 70% to 80% of the developed/completed value, while for development loans our loan to value ratios typically will not exceed 70% to 75% of such value. Speculative loans are based on the borrower’s financial strength and cash flow position, and we disburse funds in installments based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector.

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

Lending to Individuals. We make the following types of loans to our individual customers:

•

Residential real estate. 1-4 family residential real estate loans, including second mortgage loans, comprised approximately 19% of our total loans at December 31, 2023. Second mortgage loans in this category include only loans we make to cover the gap between the purchase price of a residence and the amount of the first mortgage; all other second mortgage loans are considered consumer loans. Loan to value ratios do not typically exceed 80%, although some of the mortgage loans that we retain in our portfolio may have higher loan to value ratios. We use an independent appraiser to establish collateral values. We generate residential real estate mortgage loans through Bank referrals and contacts with real estate agents in our markets. We do not originate subprime residential real estate loans. In the third quarter of 2023, we exited the consumer mortgage origination business. At December 31, 2023, the consumer mortgage portfolio was approximately $261.6 million, substantially all of which is included in the 1-4 family residential real estate loan category. The remaining loans in the category consisted primarily of second mortgages, home equity loans, home equity lines of credit, and business purpose loans secured by 1-4 family residential real estate.

•

Consumer loans. Consumer loans represented less than 1% of our total loans at December 31, 2023. We make these loans (which are normally fixed-rate loans) to individuals for a variety of personal, family and household purposes, and secured and unsecured installment and term loans. Because many consumer loans are secured by depreciable assets such as cars, boats and trailers, the loans are amortized over the useful life of the asset. The amortization of second mortgages generally does not exceed 15 years and the rates generally are not fixed for more than 60 months. As a general matter, in underwriting these loans, our credit analysts review a borrower’s past credit history, credit scores, past income level, debt history and, when applicable, cash flow, debt to income ratio, and payment to income, and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. A comparison of the value of the collateral, if any, to the proposed loan amount, is also a consideration in the underwriting process. Repayment of consumer loans depends upon key consumer economic measures and upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. A shortfall in the value of any collateral also may pose a risk of loss to us for these types of loans.

Deposits. We offer a broad base of deposit products and services to our individual and business clients, including savings, checking, and money market accounts, as well as a variety of certificates of deposit and individual retirement accounts. We also offer a reciprocal deposit product, Assured Checking, that allows customers to deposit funds in excess of the Federal Deposit Insurance Corporation’s (“FDIC”) $250,000 insurance limit and have the funds insured by the FDIC. We offer debit cards, internet banking, mobile banking with smartphone deposit capability as well as debit card protection settings. For our business clients, we offer a competitive suite of treasury management products which include, but are not limited to, remote deposit capture, lockbox payment processing, virtual vaults, positive pay, ACH origination, credit card processing, wire transfer, investment sweep accounts, and enhanced business internet banking.

Other Banking Services. The Bank’s other banking services include cashiers’ checks, direct deposit of payroll and Social Security checks, night depository, bank-by-mail, automated teller machines with deposit automation, debit cards, corporate credit cards, mobile wallet payment options, electronic statements, electronic banking for consumer and business customers, and Zelle® for consumers, a fast and easy way to send money directly between almost any bank account in the United States (“U.S.”). In addition, the Bank has options for contactless banking including interactive teller machines (“ITMs”), online account opening, and video banking. ITMs are an upgrade on traditional automated teller machine (“ATM”) technology that allow customers to virtually interact directly with Bank staff. Online account opening allows a consumer to open a number of available checking, savings, and certificate of deposit accounts online. Video banking lets customers communicate with Bank staff from a mobile device or computer without visiting a branch. The Bank does not offer trust services or insurance products.

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

Divestiture and Sale or Closure Activity

Sale of two branches to First Community Bank. On January 27, 2023, the Bank sold certain assets, deposits and other liabilities associated with its Alice and Victoria, Texas locations to First Community Bank, a Texas state bank located in Corpus Christi, Texas. The Bank sold approximately $13.9 million in loans and $14.5 million in deposits.

Branch closures and land sales. During the last three fiscal years, we closed five branches and sold three tracts of land held for future branch locations. Three of the branches had been acquired, and the closures involved anticipated synergies that resulted in significant cost savings. In January 2024, we closed a branch in our Alabama market. We continue to evaluate opportunities to reduce our physical branch footprint and further improve efficiency through digital initiatives.

De Novo Branches or Conversion Activity

During our last three fiscal years, we have not opened any de novo branches. In the third quarter of 2023, we converted an existing loan and deposit production office in our Alabama market to a cashless branch designed to provide a digital banking experience. We do not expect to open de novo branches in 2024.

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

The following table sets forth certain information about our total deposits, and our share of total deposits, in specified locations, and is shown as of June 30, 2023, which is the latest date for which such information is available.

Location	Investar Total Deposits	Investar Share of Deposits
	(in millions)
Baton Rouge, Louisiana	$979	3.7%
New Orleans, Louisiana	280	0.6
Lafayette, Louisiana	279	3.3
Evangeline Parish, Louisiana(1)	165	22.1
East and West Feliciana Parishes, Louisiana(1)	129	20.9
Calcasieu Parish, Louisiana(1)	27	0.5
Houston, Texas	127	0.0
Sumter County, Alabama(1)	92	33.8
Calhoun County, Alabama(1)	231	9.3

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

We are a financial holding company registered under the Bank Holding Company Act of 1956, as amended, and are subject to supervision, regulation and examination by the Federal Reserve. The Bank is a national bank chartered under the laws of the U.S. by the OCC and is subject to supervision, regulation and examination by the OCC. This system of supervision and regulation establishes a comprehensive framework for our operations and, consequently, can have a material impact on our growth and earnings performance.

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

The Dodd-Frank Act. The Dodd-Frank Act, enacted on July 21, 2010, aims to restore responsibility and accountability to the financial system by significantly altering the regulation of financial institutions and the financial services industry. Full implementation of the Dodd-Frank Act has required many new rules to be issued by federal regulatory agencies, and it will continue to profoundly affect how financial institutions will be regulated in the future.

The Dodd-Frank Act, among other things:

•

established the Consumer Financial Protection Bureau (“CFPB” or “Bureau”), an independent bureau within the Federal Reserve System with centralized responsibility for promulgating and enforcing federal consumer protection laws applicable to all entities offering consumer financial products or services;

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

Some of these provisions have had and may continue to have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. Many aspects of the Dodd-Frank Act are subject to ongoing implementation (such as the recent final rulemaking discussed below on small business lending data collection); further, in the past certain provisions implemented by federal agencies have been legislatively revised or rescinded. Currently, the U.S. Supreme Court is considering a case challenging the constitutionality of the CFPB’s funding mechanism. If the Court rules that the CFPB’s funding mechanism is unconstitutional, it will likely have significant consequences for the regulations and decisions rendered by the CFPB. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our financial condition and results of operations.

Small Business Lending Data Collection and Reporting. On March 30, 2023, the CFPB issued a final rule implementing Section 1071 of the Dodd-Frank Act. The final rule requires financial institutions to collect and report data to the CFPB on small business loan applicants, including demographic data, lending decisions and the price and terms of credit. The purpose of the rulemaking is to increase transparency and combat discrimination in small business lending. As of the date of this report, implementation and enforcement of the rule has been enjoined until the U.S. Supreme Court renders its decision on the constitutionality of the CFPB’s funding mechanism.

Interchange Fees. As noted above, the Dodd-Frank Act directed the Federal Reserve to establish interchange fees for debit cards under a restrictive “reasonable and proportional cost” per transaction standard (known as the “Durbin Amendment”). The Federal Reserve issued final rules implementing the Durbin Amendment in 2011, which capped interchange fees on debit cards. In October 2023, the Federal Reserve requested comment on a proposal to significantly lower the maximum interchange fee that a debit card issuer can receive for a debit card transaction. The proposed rule also includes a process that would result in automatic revisions to the interchange fee cap every two years without public comment. While the current interchange fee cap on debit cards are, and the proposed rules would be only applicable to banks with over $10 billion in total assets, banks with under $10 billion in total assets such as the Bank could potentially indirectly face fee pressure in operating debit card programs should the proposal be adopted in its current form.

The Volcker Rule. On December 10, 2013, the Federal Reserve and the other federal banking regulators as well as the SEC each adopted a final rule implementing Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule.” Generally speaking, the final rule prohibited a bank and its affiliates from engaging in proprietary trading and from sponsoring certain “covered funds” or from acquiring or retaining any ownership interest in such covered funds. Most private equity, venture capital and hedge funds are considered “covered funds” as are bank trust preferred collateralized debt obligations. The final rule required banking entities to divest disallowed securities by July 21, 2015, subject to extension upon application. The Economic Growth, Regulatory Relief, and Consumer Protection Act which was enacted in 2018 amended Section 619 of the Dodd-Frank Act to exempt from the Volcker Rule any insured depository institution that has $10.0 billion or less in total consolidated assets and whose total trading assets and trading liabilities are 5.0% or less of total consolidated assets; therefore, the Bank is currently exempt from the Volcker Rule.

Regulatory Capital Requirements

Capital Adequacy. The Federal Reserve Board monitors the capital adequacy of the Company, on a consolidated basis, and the OCC monitors the capital adequacy of the Bank. The regulatory agencies use a combination of risk-based guidelines and a leverage ratio to evaluate capital adequacy and consider these capital levels when taking action on various types of applications and when conducting supervisory activities related to safety and soundness. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among financial institutions and their holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. A financial institution’s assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. Regulatory capital, in turn, is classified in one of two tiers. “Tier 1” capital includes two components: (1) common equity Tier 1 capital and (2) additional Tier 1 capital. Common equity Tier 1 capital consists solely of common stock (plus related surplus), retained earnings and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. “Tier 2” capital includes, among other things, qualifying subordinated debt and allowances for credit losses, subject to limitations. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Pursuant to the regulatory capital rules, the Company has made an election not to include unrealized gains and losses in the investment securities portfolio for purposes of calculating “Tier 1” capital and “Tier 2” capital.

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

We were in compliance with all applicable minimum regulatory capital requirements, including the capital conservation buffer, as of December 31, 2023.

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

The federal banking agencies finalized a rule in 2019 that allows bank holding companies and banks with less than $10.0 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a leverage ratio of greater than 9% to elect to use the Community Bank Leverage Ratio (“CBLR”) framework. A community banking organization electing to use the CBLR framework would have a simplified capital regime and would be considered well capitalized as long as it had a leverage ratio of greater than 9%. We have not elected to use the CBLR framework, and it is uncertain if we will elect to use the CBLR framework in the future.

Furthermore, the U.S. federal banking agencies have finalized rules that permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the new current expected credit loss accounting rule in retained earnings over a period of three years commencing with time of adoption of the new standard. We did not make the election to phase in the impact of CECL on our regulatory capital calculations because the adoption of CECL did not have a significant impact on our regulatory capital ratios. For further discussion of the new current expected credit loss accounting rule, see Note 1. Summary of Significant Accounting Policies – Accounting Standards Adopted in 2023, and also see “Our allowance for credit losses may prove to be insufficient to absorb losses inherent in our loan portfolio, and we may be required to further increase our provision for credit losses. This risk may be heightened by our adoption of the Current Expected Credit Loss accounting standard effective January 1, 2023. If our actual credit losses exceed our allowance for credit losses, our net income will decrease.” in Item 1A. Risk Factors.

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

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to banks in the three undercapitalized categories that, if undertaken, could have a material adverse effect on the bank's operations or financial condition. The severity of the action depends upon the capital category in which the bank is placed. Generally, subject to a narrow exception, banking regulators must appoint a receiver or conservator for a bank that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. A bank that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with OCC approval. The regulations also establish procedures for downgrading a bank to a lower capital category based on supervisory factors other than capital. Additionally, only a well-capitalized depository bank may accept or renew brokered deposits without prior regulatory approval.

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

The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities, and the deposit insurance premiums paid by the bank. As of December 31, 2023, the Bank met the requirements to be categorized as well capitalized under the prompt corrective action framework as currently in effect.

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

Federal law also limits a bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital.

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

Deposit Insurance Assessments

FDIC insured banks are required to pay deposit insurance assessments to the FDIC. The amount of the assessment is based on the size of the bank’s assessment base, which is equal to its average consolidated total assets less its average tangible equity, and its risk classification under an FDIC risk-based assessment system. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to the Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on certain financial data and the level of supervisory concern that the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. As noted above, the Dodd-Frank Act changed the way that deposit insurance premiums are calculated. Action by the FDIC to replenish the Deposit Insurance Fund when needed could result in higher assessment rates, which could reduce our profitability or otherwise negatively impact our operations. The FDIC issued a final rule in October 2022 increasing deposit insurance assessments beginning in the first quarterly assessment period of 2023. On November 16, 2023, the FDIC Board of Directors approved a final rule to implement a special assessment on banks with over $5 billion in total assets to recover the loss to the Deposit Insurance Fund associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The Federal Deposit Insurance Act requires the FDIC to take this action in connection with the systemic risk determination announced on March 12, 2023. While we are not subject to this special assessment, we may be required to pay higher FDIC insurance premiums in the future if there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates.

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

On October 24, 2023, the federal banking agencies adopted a final rule to modernize the CRA regulations. Under the final rule, (1) the federal banking agencies will evaluate bank performance across the varied activities they conduct and communities in which they operate in order to encourage banks to expand access to credit, investment, and banking services in low- and moderate-income communities, (2) the CRA regulations are updated to evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, branchless banking, and hybrid models, (3) a new metrics-based approach was adopted to evaluate bank retail lending and community development financing, using benchmarks based on peer and demographic data and (4) CRA evaluations and data collection are tailored according to bank size and type. In addition, the final rule exempts small and intermediate banks from new data requirements that apply to banks with assets of at least $2 billion and limits certain new data requirements to large banks with assets greater than $10 billion. Most of the rule’s requirements will be applicable beginning January 1, 2026. The remaining requirements, including the data reporting requirements, will be applicable on January 1, 2027. We continue to evaluate the new rule and its effects on our operations going forward. The new rules are complex and likely to increase our costs.

Concentrated Commercial Real Estate Lending Regulations

The federal bank regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner-occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2023, the Companydid not have a concentration in commercial real estate as defined by the regulatory guidance.

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

Federal law and regulations also establish certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. These federal guidelines require a financial institution to (i) identify reasonably foreseeable internal and external threats that could result in unauthorized disclosure, misuse, alteration, or destruction of customer information or customer information systems, (ii) assess the likelihood and potential damage of these threats, taking into consideration the sensitivity of customer information, and (iii) assess the sufficiency of policies, procedures, customer information systems, and other arrangements in place to control risks. Under the federal guidelines, financial institutions have to provide notice to affected customers of a data breach under certain circumstances.

The federal guidelines also impose requirements on financial institutions with respect to overseeing their service providers, including (i) exercising appropriate due diligence in selecting its service providers; (ii) requiring its service providers by contract to implement appropriate measures designed to meet the objectives of the federal guidelines; and (iii) where indicated by its risk assessment, monitor its service providers to confirm that they have satisfied their obligations as required by the guidelines. The federal banking regulations also require a bank to notify its primary Federal regulator within 36 hours of the occurrence of a computer-security incident that rises to the level of a “notification incident.” A “notification incident” is defined as a computer-security incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, a banking organization’s (1) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business; (2) business line(s), including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value; or (3) operations, including associated services, functions and support, as applicable, the failure or discontinuance of which would pose a threat to the financial stability of the U.S. A “computer-security incident” is defined as is an occurrence that results in actual harm to the confidentiality, integrity, or availability of an information system or the information that the system processes, stores, or transmits.

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

In addition, the Dodd-Frank Act created the CFPB that has broad authority to regulate and supervise retail financial services activities of banks and various non-bank providers. The Bureau has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, however, banks with assets of $10 billion or less, such as the Bank, will continue to be examined for consumer compliance by their primary federal bank regulator. In October 2022, the U.S. Court of Appeals for the 5th Circuit issued a decision ruling that the CFPB’s funding mechanism violates the separation-of-powers principles embodied in the U.S. Constitution’s Appropriations Clause. This ruling essentially called into question the validity of the Bureau’s authority to issue regulations and pursue enforcement actions. The U.S. Supreme Court agreed to review the case and held oral argument on October 3, 2023. The Court has not yet issued its decision. We believe that the banking industry generally will continue complying with the Bureau’s regulations until clarity is provided.

There has been an enhanced focus by federal bank regulatory agencies with respect to industry practices relating to overdraft fees and non-sufficient funds fees. For example, the CFPB issued a Request for Information in January 2022 seeking public input with respect to financial institution practices relating to, among other areas, credit card fees, overdraft fees and non-sufficient funds fees and stated its intent to reduce these types of fees through crafting rules, issuing industry guidance and focusing supervision and enforcement resources to achieve this goal. In October 2022, the Bureau issued guidance with respect to certain practices relating to overdraft fees and bounced check fees. The FDIC issued guidance in August 2022 with respect to bank practices involving charging multiple non-sufficient funds fees on the representment of items on a deposit account. In February 2023, the Bureau issued a proposed rule that would restrict certain practices relating to credit card late fees. On April 26, 2023, the OCC issued guidance addressing risks associated with bank overdraft protection programs. On January 17, 2024, the Bureau issued a proposed rule that would require financial institutions with over $10 billion in total assets to treat overdraft loans like credit cards and other loans as well as to provide clear disclosures and other protections. On January 24, 2024, the Bureau issued a proposed rule that would prohibit non-sufficient funds fees on transactions that financial institutions decline in real time. These types of transactions include declined debit card purchases and ATM withdrawals, as well as some declined peer-to-peer payments.

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

Anti-Money Laundering and OFAC

Under federal law (including the Bank Secrecy Act and the USA PATRIOT Act), financial institutions must maintain anti-money laundering programs that include: established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions.

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

Future Legislation and Regulatory Reform

The OCC announced on September 28, 2023 that its key areas of supervisory strategies for 2024 will include: asset and liability management; credit risk management and allowance for credit losses; cybersecurity; operations; digital ledger technology activities; change management; payments; Bank Secrecy Act/anti-money laundering/countering the financing of terrorism/Office of Foreign Assets Control; consumer compliance, fair lending risk and CRA performance; and climate-related financial risk management.

New laws, regulations and policies are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the U.S. In addition, existing laws, regulations and policies are continually subject to modification or changes in interpretation. We cannot predict whether or in what form any law, regulation or policy will be adopted or modified or the extent to which our operations and activities, financial condition, results of operations, strategic plans or future prospects may be affected by its adoption or modification.

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

Our compensation strategy provides a total rewards structure that reflects position responsibilities, is competitive with the external market, and is capable of attracting, retaining, and motivating our employees. We provide a comprehensive benefits package for eligible employees which includes group health (medical, dental, and vision) insurance including a health savings account option, paid time off, short and long term disability insurance, life insurance and a 401(k) plan in which we provide a matching contribution. We also offer eligible employees participation in our Employee Stock Ownership Plan (“ESOP”) as well as our Long Term Incentive Plan (“LTIP”) in order to better align employee and shareholder interests.

We provide employees with robust training programs that promote employee development and effectiveness by providing high-quality curriculums designed to meet individual, departmental and Bank-wide objectives. This includes mentorships, 1-on-1 job shadowing, classroom training, internships, and computer-based training.

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

As of December 31, 2023, we had 320 full-time and 11 part-time employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Investar Holding Corporation

P.O. Box 84207

Baton Rouge, Louisiana 70884-4207

Item 1A. Risk Factors

Our business is subject to risk. In addition to the other information contained in this Annual Report on Form 10-K, including management’s discussion and analysis of financial condition and results of operations and our financial statements and the notes thereto, investors should consider the following risks when evaluating whether to invest in our common stock. If any of the following risks occur, whether alone or in combination, our business, financial condition, results of operations, cash flows and long-term growth prospects could be materially and adversely affected. Additional risks that we do not presently know of or currently deem immaterial may also adversely affect our business, financial condition, results of operations, cash flows and long-term growth prospects.

Risks Related to our Business

As a business operating in the financial services industry, our business and operations may be adversely affected by prevailing economic conditions and geopolitical matters.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. For example, high inflation in 2021 through 2023 resulted in the Federal Reserve raising target interest rates, on a cumulative basis, by 525 basis points since March 2022, causing increases in the costs of credit, capital and deposits and limitations on the availability of credit and capital. Our business may also be adversely affected by declines in economic growth, business activity, investor or business confidence; declines in real estate values; rising unemployment; rising domestic political tensions; risks of government shutdowns; natural disasters; the emergence or worsening of widespread public health challenges or pandemics such as the COVID-19 pandemic; or a combination of these or other economic, political and business factors.

In addition, new or rising geopolitical tensions including those resulting from the wars and violence in Ukraine and Israel and surrounding areas, along with other instances of violence, acts of terrorism and political unrest, can result in disruptions in or volatility in the economy and in financial and commodity markets in the U.S. and globally, disruptions in international trade patterns, and slow growth or declines in economic sectors of the global and U.S. economies.

Economic uncertainty and negative events in the economy or in domestic political or geopolitical matters could have a material adverse effect on our business, results of operations and financial condition, including our liquidity position. Among other things, they may result in higher than expected loan delinquencies, a decline in the value of collateral securing our loans, instability in our deposit base, further increases in our costs of capital and deposits, disruptions in our ability to complete acquisitions, and a decline in demand for our products and services. They may cause us to incur losses, including losses on loans beyond those provided for in our allowance for credit losses, and losses in our investment securities portfolio, impairments of assets including goodwill, and may adversely impact our regulatory capital.

Increasing and high interest rates in 2022 and 2023 caused interest expense on both deposits and borrowings to increase significantly in 2023; further increases in interest rates could continue to have an adverse effect on our profitability.

The majority of our assets and liabilities are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Changes in interest rates may affect our net interest income as well as the valuation of our assets and liabilities. We cannot predict with certainty changes in interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, competition for loans and deposits, domestic and international events, changes in the U.S. and other financial markets, and the policies of the Federal Reserve. Inflation increased rapidly during 2021 through June 2022. Since June 2022, the rate of inflation generally has declined; however, it has remained at high levels compared to the Federal Reserve’s target rate of inflation of two percent. In response, the Federal Reserve raised the federal funds target rate multiple times from March 2022 through July 2023, by 525 basis points on a cumulative basis.

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

Rising and high interest rates in 2022 and 2023 caused interest expense on both deposits and borrowings to increase significantly in 2023, putting pressure on our net interest margin. Our cost of interest-bearing deposits rose to 2.49% in 2023 from 0.42% in 2022, an increase of 207 basis points. Our costs of short-term borrowings rose to 4.93% in 2023 from 3.05% in 2022, an increase of 188 basis points.

We may experience additional pressure on our net interest margin during 2024 if our cost of funds increases faster than the yield on our interest-earning assets. Additionally, due in large part to higher interest rates and market volatility during 2022 and 2023, gross unrealized losses in our investment portfolio totaled $57.7 million at December 31, 2023 and $62.5 million at December 31, 2022. These losses may continue or worsen during 2024, and we may experience realized losses in our portfolio.

A continued high general level of interest rates or any additional increases in such rates could result in increased loan defaults, foreclosures and charge-offs, and also necessitate further increases to the allowance for credit losses. At the same time, the marketability and value of the property securing a loan may be adversely affected by any reduced demand resulting from sustained higher or increased interest rates. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income, but we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.

Conversely, a decrease in the general level of interest rates may lead to, among other things, prepayments on our loan and mortgage-backed securities portfolios as borrowers refinance their loans at lower rates, lower rates on new loans, lower rates on existing variable rate loans, and lower yields on investment securities, which could result in decreased yields on earning assets.

Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in the general level of market interest rates, we may not be able to accurately predict the likelihood, nature and magnitude of those changes or how and to what extent they may affect our business. We also may not be able to adequately prepare for or compensate for the consequences of such changes. Significant increases in interest rates, as has occurred during the last two fiscal years, makes our business and our balance sheet more challenging to manage. Any failure to predict and prepare for changes in interest rates or adjust for the consequences of these changes may adversely affect our earnings and capital levels. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Interest Rate Risk.

A lack of liquidity, including due to events outside our control or ineffective liquidity management, could adversely affect our ability to fund operations and meet our obligations as they become due.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. The primary source of the Bank’s funds are customer deposits, loan repayments and investment securities maturities or sales, while borrowings are a secondary source of liquidity. We also use brokered deposits from time to time and our use of brokered deposits increased during 2023. Brokered deposits tend to be more sensitive to changes in interest rates than other types of deposits and therefore can be a more expensive and uncertain source of funds. The Bank’s liquidity could be adversely impacted if rates offered by the Bank were less than those offered by other institutions seeking brokered deposits, or if such depositors were to perceive a decline in the Bank’s safety or soundness. Additionally, we must maintain our well-capitalized status in order to accept brokered deposits without prior regulatory approval. Our access to deposits and other funding sources in adequate amounts and on acceptable terms is affected by a number of factors, including rates paid by competitors, returns available to customers on alternative investments, customer confidence in the safety of uninsured deposits and general economic conditions. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our business, financial condition, results of operations and long-term growth prospects.

The highly-publicized failures of Silicon Valley Bank, Signature Bank and First Republic Bank during the first half of 2023 caused significant disruptions in the banking industry. These industry developments negatively impacted overall customer confidence in the safety of their deposits, particularly uninsured deposits, at some regional banks. As a result, some customers moved deposits to, or maintained deposits with, larger financial institutions or moved funds to investment alternatives outside the banking industry. The rapid failures of these large banks highlighted risks associated with advances in technology that increase the speed at which information, concerns and rumors can spread through traditional and new media and increase the speed at which deposits can be moved from bank to bank or outside the banking system, heightening liquidity concerns of traditional banks. Regulators and the largest U.S. banks took steps designed to increase liquidity at regional banks and strengthen depositor confidence in the broader banking industry, including the Bank Term Funding Program discussed elsewhere in this report and measures to protect uninsured deposits from loss; however, there are no guarantees that such steps would be implemented in the future if a similar disruption in the industry were to occur. For more information on the Company’s deposits and liquidity position, see Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the headings “Certain Events That Affect Period-over-Period Comparability,” “Discussion and Analysis of Financial Condition – Deposits” and “Liquidity and Capital Resources.” Concerns about liquidity in the banking industry and the safety of uninsured deposits that may result from similar events in the future may materially adversely impact our liquidity, cost of funds, loan funding capacity, net interest margin, capital and results of operations.

Inflation and rising prices may continue to adversely affect our results of operations and financial condition.

As noted above, inflation increased rapidly during 2021 and continued rising through June 2022. Since June 2022, the rate of inflation generally has declined; however, it has remained at high levels compared to the Federal Reserve’s target rate of inflation of two percent. Inflation increases our borrowers’ costs of living and costs of doing business, which may make it more difficult for them to repay their loans, increasing our credit risk. Inflation also increases many of our operating costs, including the costs of goods and services we purchase and the costs of salaries and benefits. We believe that higher rates resulting from inflation and related factors led to constrained loan demand during 2023. When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, if the rate of inflation accelerates in the future, this could impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for credit losses resulting from a possible increased default rate. Inflation and related higher rates have led and may continue to lead to lower loan re-financings. In addition, inflation has led to the Federal Reserve raising interest rates during 2022 and 2023, as discussed above.

Our allowance for credit losses may prove to be insufficient to absorb losses inherent in our loan portfolio, and we may be required to further increase our provision for credit losses. This risk may be heightened by our adoption of the Current Expected Credit Loss accounting standard effective January 1, 2023. If our actual credit losses exceed our allowance for credit losses, our net income will decrease.

Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of and interest on a loan will not be paid timely or at all, and that the value of any collateral supporting a loan will be insufficient to cover any exposure to loss on a loan. Management maintains an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, to absorb credit losses in the loan portfolio. The determination of the appropriate level of the allowance is inherently subjective, involves a high degree of judgment and complexity, and requires us to make significant estimates, all of which are subject to material changes.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard (Accounting Standards Update “ASU” 2016-13), referred to as Current Expected Credit Loss (“CECL”) that requires that the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts, and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the new standard amends the accounting for credit losses on purchased financial assets with credit deterioration. ASU 2016-13 became effective for us, as a smaller reporting company, on January 1, 2023. Please refer to Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements, for additional discussion.

The CECL methodology requires that lifetime “expected credit losses” be recorded at the time the financial asset is originated or acquired, and be adjusted each quarter for changes in expected lifetime credit losses. The CECL methodology replaces multiple prior impairment models under U.S. GAAP that generally required that a loss be “incurred” before it was recognized, and represents a significant change from prior U.S. GAAP. Our ongoing estimates of expected credit losses will depend upon our models and assumptions, existing and forecasted macroeconomic conditions and the credit quality, composition and other characteristics of our loan and other applicable portfolios. We believe these factors are likely to cause variability in our expected credit losses under CECL compared to previous GAAP, and therefore an increase in the variability of our period-to-period net income. We believe that CECL is also likely to reduce comparability across financial services companies due to the ability to adopt different measurement approaches for expected credit losses and different economic assumptions used in each of the companies’ models.

Commercial and industrial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or other loans or investments. These types of loans are also typically larger than residential real estate loans and other consumer loans. Because our loan portfolio contains a significant number of commercial and industrial and commercial real estate loans with relatively large balances, the deterioration of a material amount of these loans may cause a significant increase in our allowance for credit losses, non-performing assets, and/or past due loans. An increase in our allowance for credit losses, non-performing assets, and/or past due loans could result in a loss of earnings, or an increase in loan charge-offs, which would have an adverse impact on our results of operations and financial condition.

Inaccurate management assumptions, including with respect to economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for credit losses. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. Finally, if actual charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital and may have a material adverse effect on our business, financial condition, and results of operations. If our actual credit losses exceed our allowance for credit losses, our net income will decrease.

Our pivot during 2023 from primarily a growth strategy to a near-term strategy focused primarily on consistent, quality earnings through the optimization of our balance sheet may not be successful in increasing our profitability.

During 2023, we pivoted our near-term strategy from primarily a growth strategy to primarily a focus on consistent, quality earnings through the optimization of our balance sheet, as described elsewhere in this report. Our new strategy may not be successful in increasing our profitability.

Our long-term business strategy includes the continuation of our multi-state growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

In addition to organic growth, we have grown our business through de novo branching and through the acquisition of other financial institutions and branch locations. We have completed seven whole-bank acquisitions since 2011 and regularly review acquisition opportunities. We have also expanded our operations outside our historical south Louisiana base and into Texas and Alabama. Over the long-term, we intend to pursue a multi-state growth strategy for our business primarily through attractive acquisition opportunities as well as continue to pursue organic growth throughout our franchise. Our long-term growth prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following:

•

De Novo Branching; Branch Acquisitions. There are considerable costs involved in opening or acquiring branches, and de novo branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. We have not opened a de novo branch since 2020, except that in the third quarter of 2023 we converted an existing loan and deposit production office in Tuscaloosa, Alabama to a cashless branch designed to provide a digital banking experience. We do not expect to open de novo branches in 2024.

•

Expansion into New Markets. We operated exclusively in Louisiana until we acquired financial institutions in Texas and Alabama in 2019. The financial services industry in these areas is highly competitive, and the challenges of continuing to operate in new markets and multiple states may be greater than we anticipate. During 2023, we completed the sale of certain assets, deposits and other liabilities associated with two branches that we previously acquired in Texas, in order to focus more on our core markets. Of our Bank’s branch network, these two locations were geographically the most distant from our Louisiana headquarters.

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

Failure to successfully address these issues relating to our long-term growth strategy could have a material adverse effect on our financial condition and results of operations. Also, if our long-term growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

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

In recent periods, we have focused on enhancing our online banking platform and plan to continue to introduce new technologies, with the goal of delivering products and services more efficiently with fewer branches and people. We closed five branches during our last three fiscal years. Three of the branches had been acquired, and the closures involved anticipated synergies that resulted in significant cost savings. In 2022, we sold five former branch locations and three tracts of land that were being held for future branch locations. In January 2023, we completed the sale of certain assets, deposits and other liabilities associated with two of our Texas branches in order to focus more on our core markets. Of the Bank’s entire branch network, these two locations were geographically the most distant from our Louisiana headquarters. During the third quarter of 2023, we ceased operation of 14 ATMs and in January 2024 we closed a branch in our Alabama market. We could incur material losses in the future due to the closure or consolidation of branches or sale of land held for future branch locations.

Our business is concentrated in southern Louisiana, southeast Texas, and Alabama, and an economic downturn affecting these areas may magnify the adverse effects and consequences to us.

We currently conduct our operations primarily in southern Louisiana, and more specifically, in the Baton Rouge, New Orleans, Lafayette and Lake Charles metropolitan areas, in the greater Houston, Texas area, and in Alabama. As of December 31, 2023, our primary markets were south Louisiana (approximately 80% of our total deposits of $2.3 billion), southeast Texas (approximately 5% of our total deposits) and Alabama (approximately 15% of our total deposits). At December 31, 2023, approximately 60%, 5%, and 5% of the secured loans in our total loan portfolio were secured by properties and other collateral located in Louisiana, Texas and Alabama, respectively.

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

Certain industry-specific economic factors may also adversely affect us. For example, the energy sector, which is historically cyclical, has experienced significant volatility in oil and gas prices. While we consider our direct exposure to the energy sector not to be significant, comprising approximately 2.0% of total loans at December 31, 2023, continued oil price volatility could have further negative impacts on general economic conditions, particularly in our south Louisiana and southeast Texas markets, which could have a material adverse effect on our business, financial condition, and results of operations.

We have a significant number of loans secured by real estate, and a downturn in the real estate market could result in losses and negatively impact our profitability.

At December 31, 2023, approximately 75% of our total loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower, but its value may deteriorate during the time the credit is extended. Declines in real estate values in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our allowance for credit losses to address the deterioration in the value of the real estate securing our loans. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Commercial real estate loans may expose us to greater risks than our other real estate loans.

Our loan portfolio includes commercial real estate loans, which are secured by owner-occupied and nonowner-occupied commercial properties. As of December 31, 2023, our owner-occupied commercial real estate loans totaled $449.6 million, or 20.3% of our total loan portfolio and our nonowner-occupied commercial real estate loans totaled $488.1 million, or 22.1% of our total loan portfolio.

Commercial real estate loans typically depend on the successful operation and management of the businesses that occupy these properties or the financial stability of tenants occupying the properties. Nonowner-occupied commercial real estate loans typically are dependent, in large part, on the owner’s ability to rent the property and the ability of the tenants to pay rent, whereas owner-occupied commercial real estate loans typically are dependent, in large part, on the success of the owner’s business. Cash flows, which may include proceeds from sales of commercial real estate, may be affected significantly by general economic conditions. Weak economic conditions may impair the borrower’s business operations and typically slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space may increase. High vacancy rates could also result in rents falling. The combination of these factors could result in deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans. These loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a 1-4 family residential property because there are fewer potential purchasers of the collateral. Additionally, nonowner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on nonowner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations, and cash flows.

Commercial and industrial loans may expose us to greater risk than other loans.

Commercial and industrial loans primarily consist of working capital lines of credit and equipment loans, typically secured by accounts receivable or inventory, or the relevant equipment. Repayment of these loans generally comes from the generation of cash flow as the result of the borrower’s business operations. Commercial lending generally involves different risks from those associated with commercial real estate lending or construction lending. Although commercial loans may be collateralized by business assets (including real estate, if available as collateral), the repayment of these types of loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the general business conditions of the local economy and the borrower’s ability to sell its products and services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, are the chief considerations when assessing the risk of a commercial and industrial loan. The liquidation of collateral, if any, is considered a secondary source of repayment because equipment and other business assets may, among other things, be obsolete or of limited resale value. Additionally, as of December 31, 2023 52% of our commercial and industrial loans were variable rate loans; rising interest rates increase interest payments due on such loans and may increase the risk of default by the borrower.

We have been increasing the proportion of commercial and industrial loans in our loan portfolio. Our commercial and industrial loans represented 16.6%, 20.7% and 24.6% of total loans as of December 31, 2021, 2022 and 2023, respectively. The increase from year-end 2022 to year-end 2023 was caused primarily by our purchase of commercial and industrial revolving lines of credit which, at the time of the loan purchase agreement, had an unpaid principal balance of approximately $163 million and total commitments of approximately $238 million, as described in more detail elsewhere in this report. The acquired loans are to consumer finance lending companies. The repayment of consumer finance loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the primary risks associated with these types of loans are the general business conditions of the local economy, and the ability to generate sufficient operating revenue to repay us under the agreed upon terms and conditions. Loans to consumer finance lending companies accounted for approximately 8% of our total loans at December 31, 2023. The increase from year-end 2021 to year-end 2022 was driven primarily by an increase in public finance loans and loan production by our Commercial and Industrial Division.

Commercial and industrial loans include public finance loans made to governmental entities, which can be taxable or tax-exempt, for purposes including debt refinancing, economic development, quality of life projects, short-term cash-flow needs, and infrastructure enhancements, among other things. Public finance loans generally are repaid using pledged revenue sources including income tax, property tax, sales tax, and utility revenue, among other sources. Accordingly, repayment depends upon the financial stability and tax or revenue generating capacity of the particular revenue source. Public finance loans comprise less than 5% of our loan portfolio as of December 31, 2023.

Loss of our senior executive officers or other key employees and our inability to recruit or retain suitable replacements could adversely affect our business, results of operations and ability to successfully execute our business strategy.

Our success depends significantly on the continued service and skills of our executive management team. The implementation of our business strategies also depends significantly on our ability to retain employees with experience and business relationships within their respective market areas, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense. We could have difficulty replacing key employees with personnel with the combination of skills and attributes required to execute our business strategies and who have ties to the communities within our market areas. The loss of any of our key personnel could therefore have a material adverse effect on our business, financial condition, results of operations and ability to successfully execute our business strategy.

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

Such events could also affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans (resulting in increased delinquencies, foreclosures and loan losses), impair the value of collateral securing such loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. The occurrence of any such event could, therefore, result in decreased revenue and loan losses that have a material adverse effect on our business, financial condition, results of operations and ability to successfully execute our business strategy.

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

Our industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, including those using artificial intelligence. Our ability to compete successfully to some extent depends on whether we can implement new technologies to provide products and services to our customers more efficiently while avoiding significant operational challenges that increase our costs or delay full implementation, especially relative to our peers, many of which have greater resources to devote to technological improvements.

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

The financial services industry is particularly at risk for cybersecurity concerns because of the proliferation of new and emerging technologies, and the use of the internet and telecommunications technologies to conduct financial transactions. Additionally, increased use of internet and mobile banking products, and applications and plans to use or develop additional remote connectivity solutions increase our cybersecurity risks and exposure. In recent years we have increased our offerings of online and mobile banking services, including on-line bill payment, on-line funds transfers, mobile deposits, mobile wallets, video banking and Zelle®. These risks are heightened when customers use near real-time money transfer solutions such as Zelle®, where fraudulent and scam transactions can be more difficult to detect, prevent and recover. Additionally, as part of our banking business, we and certain of our third-party vendors collect, use and hold sensitive data concerning individuals and businesses with whom we have a banking relationship. Threats to data security, including unauthorized access and cyberattacks, rapidly emerge and change and are becoming increasingly sophisticated, exposing us to additional costs to secure our data in accordance with customer expectations and statutory and regulatory requirements. We could also experience a breach by intentional or negligent conduct on the part of our employees or other internal sources or by merchants using our customers’ debit and credit cards, software bugs, other technical malfunctions, or other causes. As a result of any of these threats, our computer systems and/or our customer accounts could become vulnerable to misappropriation of confidential information, account takeover schemes, ransomware, or cyberfraud. A ransomware attack could potentially shut down our data processing system and prevent us from accessing critical information. Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware. Events may occur that increase our and other companies’ vulnerability with respect to cybersecurity risks, such as a sudden and substantial increase in remote work by employees as occurred during the early stages of the pandemic or may occur during adverse weather events, and as a result of increased cyberattacks by foreign actors, including in connection with the wars and violence in Ukraine and Israel and surrounding areas.

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

Changes in deposit mix have increased our funding costs, which could continue, and loss of deposits could also increase our funding costs.

Deposits have historically been a low cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs could increase if the Company loses deposits and replaces them with more expensive sources of funding, if customers shift their deposits into higher cost products, or if the Company needs to raise its interest rates to avoid losing deposits. Higher funding costs reduce the Company’s net interest margin, net interest income and net income. As interest rates began to rise significantly during 2022, competition for deposits increased, and the Bank raised rates it offered on deposits to remain competitive in its markets. During 2023, as interest rates continued to rise and remain high, customers continued to shift into interest-bearing deposit products and we also utilized brokered time deposits, which increased our total costs of deposits by 207 basis points from 2022 to 2023. Disruptions in the banking industry during the first half of 2023 discussed elsewhere in this report highlighted the speed at which deposits can be moved from bank to bank or outside the banking system, heightening liquidity concerns of traditional banks. Any further increases in interest rates, sustained high interest rates or any new events producing concerns among customers about the safety of uninsured deposits could further increase our cost of deposits or cause us to lose deposits, which would increase our costs of funds and reduce net income.

We may need to raise additional capital in the future to execute our long-term business strategy or to comply with regulatory requirements.

In addition to the liquidity that we require to conduct our day-to-day operations, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet regulatory requirements. Also, we may need capital to finance our long-term growth, including through acquisitions. For example, in 2019, we sold $25.0 million of subordinated notes structured to qualify as Tier 2 capital, and $30.0 million of common stock, in part to fund acquisitions. If the Bank’s regulators deemed its capital levels to be too low for safety and soundness reasons or if the Bank were to be designated as “undercapitalized” or in a lower capitalization category than “undercapitalized,” it could be required to raise additional capital. For additional information, see Item 1. Business - Regulatory Capital Requirements - Prompt Corrective Action Regulations.

Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Rising interest rates as experienced during 2022 and 2023 increased our costs of short-term borrowings and long-term debt. Further increases in interest rates would increase the costs of our variable rate borrowings. There can be no assurances that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our business, financial condition, results of operations and long-term growth prospects could be materially and adversely affected.

Competition in our industry is intense, which could adversely affect our profitability and long-term growth.

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

Our industry could become even more competitive as a result of legislative and regulatory changes, as well as continued consolidation. Finally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems, including Venmo and PayPal, and such as bitcoin and other types of cryptocurrencies. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and related income from those deposits. Disintermediation can also impact our lending business because of the growth of fintech companies delivering lending and other financial services. We may also lose employees to these competitors. Our ability to compete successfully depends on a number of factors, including customer convenience, quality of service, personal contacts, pricing and range of products. If we are unable to successfully compete, our business, financial condition, and results of operations will be materially adversely affected.

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

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2023, our goodwill totaled $40.1 million. While we have not recorded any such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

The value of the securities in our investment portfolio may decline in the future, and we may incur losses with respect to our investment securities.

Our investment securities portfolio may be impacted by market conditions beyond our control, including fluctuations in interest rates, rating agency downgrades of the securities, credit deterioration or default of issuers of the securities, and inactivity or instability in the credit markets. For example, during 2022, increases in interest rates had a negative effect, particularly on the value of our available for sale investment securities portfolio, which we carry at fair value on our consolidated balance sheets. As of December 31, 2023, gross unrealized losses in our investment portfolio, primarily reflected in accumulated other comprehensive loss on the consolidated balance sheets, totaled $57.7 million. If investment securities in an unrealized loss position are sold, such losses would become realized, which would adversely affect our results of operations. We evaluate our investment securities on at least a quarterly basis, and more frequently if economic and market conditions warrant, to determine whether any decline in fair value below amortized cost is the result of an other-than-temporary impairment. The process for determining impairment and any credit losses with respect to our investment securities often requires complex, subjective judgments about the future financial performance. In addition, market volatility may make it difficult to value certain securities. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize losses or impairments in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

We face significant fraud, operational and other risks related to our activities, which could expose us to negative publicity, litigation and/or regulatory action.

We are exposed to many types of operational risks, including, particularly as a financial institution, fraud risks and human error. Our fraud risks include fraud committed by external parties against the Company or our customers, fraud committed internally by our associates and fraud committed by customers. Certain fraud risks, including identity theft and account takeover, may increase as a result of customers’ accounts or personally identifiable information being obtained through breaches of retailers’ or other third parties’ networks. Fraud attacks against us and other companies in the financial services industry, and against our customers when engaged in financial transactions, have increased in recent years and have become more sophisticated and more difficult to detect. We expect that detecting and preventing fraud, and remediating losses caused by fraud, will continue to require ongoing and potentially increased attention and investment. There are inherent limitations to our risk management strategies, as there may exist, or develop in the future, risks that we have not appropriately anticipated, monitored or identified. If our risk management framework proves ineffective, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems and we may be subject to potential claims from third parties and government agencies. We may also suffer severe reputational damage. Any of these consequences could materially and adversely affect our business, financial condition or results of operations.

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

The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of regulations on both the federal and state levels. The Federal Reserve and the OCC periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. If we become subject to any regulatory actions, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects. Failure to comply with any applicable regulations and supervisory expectations related thereto could result in fines, penalties, lawsuits, regulatory sanctions, damage to our reputation or restrictions on business.

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

The deposits of Investar Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. We are generally unable to control the amount of premiums that we are required to pay for FDIC deposit insurance. A bank’s regular assessments are determined by its risk classification, which is based on certain financial information and the level of supervisory concern that it poses. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC has, in the past, increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. While the FDIC’s special assessment in 2023 generally only applied to banks with over $5 billion in total assets, further increases in assessment rates or special assessments that apply to all banks may occur in the future, especially if there are significant financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have an adverse effect on our business, financial condition and results of operations.

Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

We regularly use third-party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Regulation requires us to perform due diligence and ongoing monitoring and control over our third-party vendors and other ongoing third-party business relationships. In certain cases, we may be required to renegotiate our agreements with these vendors to meet these requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

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

Shares of our common stock eligible for future sale, including those that may be issued in any private or public offering of our common stock, as consideration in acquisition transactions, or as incentives under incentive plans, could adversely affect market prices for our common stock. As of December 31, 2023, we had 9,748,067 shares outstanding and 326,605 shares subject to options granted under our incentive plan. Because our outstanding shares of common stock either were issued in an offering registered under the Securities Act of 1933, as amended (the “Securities Act”) or have been held for more than one year, such shares are freely tradable, except for shares held by our affiliates (approximately 6% of shares outstanding as of December 31, 2023) and 336,749 shares that represent unvested restricted shares under our incentive plan. Shares issued under our incentive plan will be available for sale into the public market, except for shares held by our affiliates. Shares held by our affiliates may be resold subject to the restrictions in Rule 144 of the Securities Act. In the future, we may issue additional shares of common stock to raise capital for growth or as consideration in acquisition transactions or for other purposes, and such shares may be registered under the Securities Act and freely tradable or may be issued in a private placement and registered for resale under the Securities Act.

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

Since the Company’s primary asset is its stock of Investar Bank, we are dependent upon dividends from the Bank to pay our operating expenses, satisfy our obligations and to pay dividends on the Company’s common stock. Accordingly, any declaration and payment of dividends on common stock will substantially depend upon the Bank’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by our board of directors. Furthermore, consistent with our strategic plans, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends, if any, paid to our common shareholders.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

As a financial institution, we believe that the risk of cybersecurity incidents is a significant, increasing, and always evolving risk for our business. Federal law and regulations require us to maintain a comprehensive written information security program, and federal banking regulators regularly issue guidance regarding cybersecurity threats intended to enhance our cybersecurity risk management. Accordingly, we have developed and implemented processes for assessing, identifying and managing material risks from cybersecurity threats designed to comply with federal law and regulations and protect against cybersecurity threats to our business. Our program is supported by management and the Company’s Board of Directors (the “Board of Directors”). The Company maintains an active cyber insurance policy to enhance protections against material data intrusions or loss of privacy. For an overview of the federal banking laws and regulations that govern our management and oversight of cybersecurity risks, refer to Item 1. Business – Supervision and Regulation – “Financial Privacy and Cybersecurity Requirements,” incorporated by reference into this Item 1C.

The Company’s Information Security Program (the “Program”) is comprised of five pillars: the Information Security Policy, the Enterprise Information Security Risk Assessment, the Incident Response Plan, a formalized Security Awareness Campaign, and an enterprise monitoring and reporting program.

•

The Information Security Policy contains numerous distinct administrative and technical controls that govern data security for the organization and is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. The policy is reviewed and approved by the Board of Directors annually.

•

The Enterprise Information Security Risk Assessment quantifies risk criteria utilizing the same impact measures, including financial, strategic, operational, and reputational, set forth by the Enterprise Risk Committee. The risk assessment is reviewed and approved by the Board of Directors annually. The Enterprise Risk Committee includes members of management from various departments and members of the Board of Directors and oversees the overall risk management of the Company. The Enterprise Risk Committee meets as often as appropriate to perform its responsibilities, but no less than once per calendar quarter and reports findings and provides recommendations to the Board of Directors on a routine basis.

•

The Incident Response Plan (“IRP”) includes procedures for responding to actual or potential cybersecurity incidents, including providing timely notice to customers and our bank regulatory agencies when appropriate. The IRP is based on the NIST Cybersecurity Framework. The plan is tested annually through tabletop exercises.

•

The Security Awareness Campaign is designed with the goal that employees are educated on policy, threats, and best practices from onboarding and throughout their tenure at the Company. This effort includes an onboarding training program, annual attestation and training, and weekly communication designed to help instill in employees a security mindset through repetition.

•

The Company maintains an enterprise monitoring and reporting program, which identifies key risk indicators for tracking and identifying trends. The key risk indicators are presented to the Company’s Information Technology Committee (“IT Committee”) and the Board of Directors on a monthly basis.

The Program is monitored each year through various internal and external audits, as well as OCC regulatory exams. Vulnerability and penetration testing are also conducted at least annually by an independent third party to supplement the vulnerability and patching program routinely performed by internal staff. Third-party vendors supplement the Company’s internal patching program as necessary. The Company also utilizes a third-party “SOC as a Service” to monitor extended detection and response logs and network traffic.

Third-party service provider risk is evaluated prior to and throughout the relationship. Third-party service providers must meet a minimum set of baseline security standards prior to being onboarded. During onboarding, the third party and the services they provide are added to the Information Security Risk Assessment, including consideration of inherent risk factors and mitigating controls. Alternative vendors and the effort to transition between vendors are identified during onboarding as well as in the event that the selected provider may fail in providing contracted services at any time. After a third party is onboarded, they are subject to the annual third-party risk management program, specific to their assigned risk criticality. This effort includes the review of service organization controls reports, business continuity and disaster recovery efforts, insurance certificates, and other compliance related concerns when applicable.

During the last three years we have not experienced any cybersecurity incidents that have materially affected our Company, including our business, strategy, results of operations or financial condition. For a discussion of how risks from cybersecurity threats may be reasonably likely to materially affect us, refer to Item 1A. Risk Factors – Risks Related to our Business – “We rely on information technology and telecommunications systems, many of which are provided by third-party vendors” and – “Cyberattacks or other security breaches could adversely affect our operations, net income or reputation,” incorporated by reference into this Item 1C.

Governance

The Board of Directors is responsible for oversight of risks from cybersecurity threats. Oversight of cybersecurity risk management is performed primarily by the Board of Directors and the IT Committee. The IT Committee consists of members of the Board of Directors and key members of management. The IT Committee’s primary purpose is to assist the Board of Directors in its oversight of technology and innovation strategies, plans and operations related to cybersecurity, data privacy, and third-party technology risk management. The Chief Information Security Officer (“CISO”) provides monthly information security reports on cybersecurity programs, policies and controls, key risk indicators and trends including responses to any cybersecurity events, and efforts to improve security. Annually, the CISO provides security training to the Board of Directors. The CISO also provides the Board of Directors with an annual Information Security Program Summary Report in compliance with federal banking guidelines.

The program is managed by the CISO who reports to the Chief Operations Officer and is reviewed by regulators as well as internal auditors. The Chief Information Officer (“CIO”) and information technology staff support the CISO in cybersecurity operations as necessary to mitigate risks to the Company's technology infrastructure. The CISO holds two cybersecurity industry leading certifications (CISSP, CCSP) and has more than 20 years of technology experience. Information technology staff are generally subject to professional education, experience, and certification requirements, and receive education and mentoring from the CISO and CIO.

Item 2. Properties

Our main office, which serves as our executive and operations center, is located at 10500 Coursey Boulevard in Baton Rouge, Louisiana. In addition, we operate 28 full-service branches. Our 20 branches in Louisiana are located in Ascension (1), East Baton Rouge (3), West Baton Rouge (1), Jefferson (2), Lafayette (2), Livingston (1), Orleans (1), St. Tammany (1), Tangipahoa (1), East Feliciana (2), West Feliciana (1), Evangeline (3) and Calcasieu (1) Parishes. Our two branches in Texas are located in Galveston (1) and Harris (1) Counties, and one loan and deposit production office is located in Montgomery County. Our six branches in Alabama are located in Calhoun (3), Sumter (2), and Tuscaloosa (1) Counties. We also have one stand-alone ITM in Morgan City, Louisiana.

We own the building, known as Investar Tower, in which our main office is located, and all of our branch offices, with the exception of two leased branch locations in Louisiana, and two leased branch locations and one loan and deposit production office in Texas. As lessor, we lease space on the first floor of our main office building to multiple tenants, and we also lease a portion of one of our branch locations. Each of our owned branch facilities is a stand-alone building with on-site parking and drive-up access, the majority of which are equipped with an ATM or ITM. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

We also own a tract of land in each of the following Louisiana parishes: East Baton Rouge Parish; St. Mary Parish; and Ascension Parish. Each tract of land has been designated as either a future branch or stand-alone ITM location. The timing of the development of these tracts of land is uncertain.

Item 3. Legal Proceedings

From time to time we are party to ordinary routine litigation matters incidental to the conduct of our business. We are not presently party to, and none of our property is the subject of, any legal proceedings, the resolution of which we believe would have a material adverse effect on our business, financial condition, results of operations, cash flows, growth prospects or capital levels, nor were any such proceedings terminated during the fourth quarter of 2023.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Market (the “Nasdaq”) under the symbol “ISTR.” As of March 4, 2024, there were approximately 712 holders of record of our common stock including participants in security position listings.

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

Stock Performance Graph

The above graph compares the cumulative total shareholder return on the Company’s common stock over a measurement period beginning at the market close on the last trading day of 2018, with (i) the cumulative total return on the stocks included in the Russell 3000 Index and (ii) the cumulative total return on the stocks included in the S&P United States SmallCap Banks Index, which includes banks with market capitalizations of $250 million to $1 billion. The performance graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the S&P United States SmallCap Banks Index was $100 at December 31, 2018 and that all dividends were reinvested.

Index	12/31/2018	6/30/2019	12/31/2019	6/30/2020
Investar Holding Corporation	$100.00	$96.39	$97.72	$59.36
Russell 3000	100.00	118.71	131.02	126.47
S&P US SmallCap Banks	100.00	114.88	125.46	85.84
	12/31/2020	6/30/2021	12/31/2021	6/30/2022
Investar Holding Corporation	$68.61	$95.61	$77.51	$93.00
Russell 3000	158.39	182.32	199.03	157.04
S&P US SmallCap Banks	113.94	144.29	158.62	133.49
	12/31/2022	6/30/2023	12/31/2023
Investar Holding Corporation	$92.27	$52.68	$65.91
Russell 3000	160.80	186.80	202.54
S&P US SmallCap Banks	139.85	108.62	140.55

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

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(3)
October 1, 2023 to October 31, 2023	22,000	$10.67	22,000	524,032
November 1, 2023 to November 30, 2023	9,794	9.89	9,766	514,266
December 1, 2023 to December 31, 2023	—	—	—	514,266
	31,794	$10.43	31,766	514,266

(1)	Includes 28 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.
(2)	The average price paid per share does not include the effect of excise tax expense incurred on net stock repurchases.
(3)	The Company has had a stock repurchase program since 2015. On July 19, 2023, the Company announced that its board of directors authorized the repurchase of an additional 350,000 shares of the Company’s common stock under its stock repurchase plan. As of December 31, 2023, the Company had 514,266 shares remaining available under the program.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on the financial condition and results of operations of Investar Holding Corporation and its wholly-owned subsidiary, Investar Bank, National Association (the “Bank,” together with Investar Holding Corporation, the “Company,” “we,” “our,” or “us”). The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes and other supplemental information included herein. Certain risks, uncertainties and other factors, including those set forth under Item 1A. Risk Factors in Part I, and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statement appearing in this discussion and analysis.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, both in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include statements relating to our projected growth, anticipated future financial performance, changes in our allowance for credit losses including due to the adoption of ASU 2016-13, anticipated future credit quality and our potential ability to achieve performance and strategic goals, as well as statements relating to the anticipated effects of these factors on our business, financial condition and results of operations. These statements can typically be identified through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature.

Our forward-looking statements contained herein are based on assumptions and estimates that management believes to be reasonable in light of the information available at this time. However, many of these statements are inherently uncertain and beyond our control and could be affected by many factors. Factors that could have a material effect on our business, financial condition, results of operations, cash flows and future growth prospects can be found in Item 1A. Risk Factors. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•	the significant risks and uncertainties for our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements caused by business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate;
•	changes in inflation, interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing;
•	our ability to continue to successfully execute the pivot of our near-term strategy from primarily a growth strategy to a strategy primarily focused on consistent, quality earnings through the optimization of our balance sheet, and our ability to successfully execute a long-term growth strategy;
•	our ability to achieve organic loan and deposit growth, and the composition of that growth;
•	a reduction in liquidity, including as a result of a reduction in the amount of deposits we hold or other sources of liquidity, which may be caused by, among other things, disruptions in the banking industry similar to those that occurred in early 2023 that caused bank depositors to move uninsured deposits to other banks or alternative investments outside the banking industry;
•

our ability to identify and enter into agreements to combine with attractive acquisition partners, finance acquisitions, complete acquisitions after definitive agreements are entered into, and successfully integrate and grow acquired operations;

•	our adoption on January 1, 2023 of ASU 2016-13, and inaccuracy of the assumptions and estimates we make in establishing reserves for credit losses and other estimates;
•	changes in the quality or composition of our loan portfolio, including adverse developments in borrower industries or in the repayment ability of individual borrowers;
•	changes in the quality and composition of, and changes in unrealized losses in, our investment portfolio, including whether we may have to sell securities before their recovery of amortized cost basis and realize losses;
•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;
•	our dependence on our management team, and our ability to attract and retain qualified personnel;
•	the concentration of our business within our geographic areas of operation in Louisiana, Texas and Alabama;

•	increasing costs of complying with new and potential future regulations;
•	new or increasing geopolitical tensions, including resulting from wars in Ukraine and Israel and surrounding areas;
•	the emergence or worsening of widespread public health challenges or pandemics including COVID-19;
•	concentration of credit exposure;
•	any deterioration in asset quality and higher loan charge-offs, and the time and effort necessary to resolve problem assets;
•	fluctuations in the price of oil and natural gas;
•	data processing system failures and errors;
•	risks associated with our digital transformation process, including increased risks of cyberattacks and other security breaches and challenges associated with addressing the increased prevalence of artificial intelligence;
•	risks of losses resulting from increased fraud attacks against us and others in the financial services industry;
•	potential impairment of our goodwill and other intangible assets;
•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;
•	the impact of litigation and other legal proceedings to which we become subject;
•	competitive pressures in the commercial finance, retail banking, mortgage lending and consumer finance industries, as well as the financial resources of, and products offered by, competitors;
•

the impact of changes in laws and regulations applicable to us, including banking, securities and tax laws and regulations and accounting standards, as well as changes in the interpretation of such laws and regulations by our regulators;

•	changes in the scope and costs of FDIC insurance and other coverages;
•	governmental monetary and fiscal policies;
•

hurricanes, tropical storms, tropical depressions, floods, winter storms, droughts and other adverse weather events, all of which have affected our market areas from time to time; other natural disasters; oil spills and other man-made disasters; acts of terrorism; other international or domestic calamities; acts of God; and other matters beyond our control; and

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

Overview

Through our wholly-owned subsidiary Investar Bank, National Association, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals, and small to medium-sized businesses. Our primary areas of operation are south Louisiana (approximately 80% of our total deposits as of December 31, 2023), including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; southeast Texas, primarily Houston and its surrounding area and Alabama, including York and Oxford and their surrounding areas. As of March 7, 2024, we operated 28 full service branches comprised of 20 full service branches in Louisiana, two full service branches in Texas, and six full service branches in Alabama. Our Bank commenced operations in 2006 and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter and its name changed to Investar Bank, National Association.

During 2023, we pivoted our near-term strategy from primarily a growth strategy to primarily a focus on consistent, quality earnings through the optimization of our balance sheet. Our long-term strategy includes organic growth through high quality loans and growth through acquisitions, including whole-bank acquisitions, strategic branch acquisitions and asset acquisitions. We have completed seven whole-bank acquisitions since 2011 and regularly review acquisition opportunities. Our most recent whole bank acquisition was completed in April 2021. During our last three fiscal years, we have not opened any de novo branch locations; however, in the third quarter of 2023, we converted an existing loan and deposit production office in Tuscaloosa, Alabama to a cashless branch designed to provide a digital banking experience. During the third and fourth quarters of 2023, we purchased commercial and industrial revolving lines of credit with an unpaid principal balance of $162.7 million in two tranches.

We have continued to evaluate opportunities to improve our branch network efficiency, leverage our digital initiatives, and further reduce costs. We closed five branches during our last three fiscal years, and one in Alabama during the first quarter of 2024. Three of the branches had been acquired, and the closures involved anticipated synergies that resulted in significant cost savings. In 2022, we sold five former branch locations and three tracts of land that were being held for future branch locations. On January 27, 2023, we completed the sale of certain assets, deposits and other liabilities associated with our Alice, Texas and Victoria, Texas branch locations to First Community Bank in order to focus more on our core markets. Of the Bank’s entire branch network, these two locations were geographically the most distant from our Louisiana headquarters. During the third quarter of 2023, we ceased operation of 14 ATMs.

In an effort to focus more on our core business and optimize profitability, in the third quarter of 2023, we made the strategic decision to exit the consumer mortgage origination business. Consumer mortgage loan products are typically long-term and fixed-rate and generally require a higher relative allowance for credit losses than other loan products. Consumer mortgage volumes have decreased to historical lows due to the combination of rising housing prices and interest rates and constriction of housing supply. As a result of this decision, we further optimized our workforce and will continue to dedicate resources to our more profitable business lines. Related severance expense was $0.1 million. Substantially all of the consumer mortgage portfolio is included in the 1-4 family loan category.

Our principal business is lending to and accepting deposits from individuals and small to medium-sized businesses in our areas of operation. As a financial holding company operating through one reportable segment, we generate our income principally from interest on loans and, to a lesser extent, our securities investments, as well as from fees charged in connection with our various loan and deposit services. Our principal expenses are interest expense on interest-bearing customer deposits and borrowings, salaries and employee benefits, occupancy costs, data processing and other operating expenses. We measure our performance through our net interest margin, return on average assets, and return on average equity, among other metrics, while seeking to maintain appropriate regulatory leverage and risk-based capital ratios.

For certain GAAP performance measures, see “Certain Performance Indicators” below. We also monitor changes in our tangible equity, tangible assets, tangible book value per share, and our efficiency ratio, shown in the section “Certain Performance Indicators: Non-GAAP Financial Measures” below.

Certain Performance Indicators

	As of and for the years ended December 31,
(In thousands, except share data)	2023(1)	2022	2021(2)	2020(2)	2019(2)
Financial Information
Total assets	$2,815,155	$2,753,807	$2,513,203	$2,321,181	$2,148,916
Total stockholders' equity	226,768	215,782	242,598	243,284	241,976
Net interest income	74,520	89,785	83,814	73,534	64,818
Net income	16,678	35,709	8,000	13,889	16,839
Diluted earnings per share	1.69	3.50	0.76	1.27	1.66

Performance Ratios
Return on average assets	0.60%	1.37%	0.31%	0.61%	0.85%
Return on average equity	7.63	15.63	3.22	5.77	8.21
Net interest margin	2.83	3.67	3.53	3.49	3.51
Dividend payout ratio	23.37	10.31	40.26	19.69	13.55

Capital Ratios
Total equity to total assets	8.06%	7.84%	9.65%	10.48%	11.26%
Tangible equity to tangible assets(3)	6.65	6.37	8.04	9.22	9.96

(1)	During 2023 we purchased commercial and industrial lines of credit with an unpaid principal balance of $162.7 million. We also sold certain assets, deposits, and other liabilities associated with two branches in Texas previously acquired from PlainsCapital Bank.
(2)

The following acquisitions are included from the date of each acquisition: On March 1, 2019, the Company acquired Mainland Bank, by merger with and into the Bank. On November 1, 2019, the Company acquired Bank of York, by merger with and into the Bank. On February 21, 2020, the Bank acquired two branches from PlainsCapital Bank. On April 1, 2021, the Company acquired Cheaha Financial Group, Inc. and its wholly-owned subsidiary Cheaha Bank, by merger with and into the Company and Bank, respectively.

(3)	Non-GAAP financial measure. See reconciliation below.

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

	As of and for the years ended December 31,
	2023	2022	2021	2020	2019
Total stockholders’ equity - GAAP	$226,768	$215,782	$242,598	$243,284	$241,976
Adjustments:
Goodwill	40,088	40,088	40,088	28,144	26,132
Core deposit intangible	2,132	2,959	3,848	3,988	4,803
Trademark intangible	100	100	100	100	100
Tangible equity	$184,448	$172,635	$198,562	$211,052	$210,941

Total assets - GAAP	$2,815,155	$2,753,807	$2,513,203	$2,321,181	$2,148,916
Adjustments:
Goodwill	40,088	40,088	40,088	28,144	26,132
Core deposit intangible	2,132	2,959	3,848	3,988	4,803
Trademark intangible	100	100	100	100	100
Tangible assets	$2,772,835	$2,710,660	$2,469,167	$2,288,949	$2,117,881

Total shares outstanding	9,748,067	9,901,847	10,343,494	10,608,869	11,228,775
Book value per share	$23.26	$21.79	$23.45	$22.93	$21.55
Effect of adjustments	(4.34)	(4.36)	(4.25)	(3.04)	(2.76)
Tangible book value per share	$18.92	$17.43	$19.20	$19.89	$18.79
Total equity to total assets	8.06%	7.84%	9.65%	10.48%	11.26%
Effect of adjustments	(1.41)	(1.47)	(1.61)	(1.26)	(1.30)
Tangible equity to tangible assets	6.65%	6.37%	8.04%	9.22%	9.96%

Efficiency ratio(1)
Noninterest expense	$62,630	$60,865	$63,062	$57,131	$48,168
Net interest income	74,520	89,785	83,814	73,534	64,818
Noninterest income	6,538	18,350	12,042	12,096	6,216
Efficiency ratio	77.26%	56.29%	65.79%	66.72%	67.81%

(1)	Calculated as noninterest expense divided by the sum of net interest income (before provision for credit losses) and noninterest income.

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

For more detailed information about our accounting policies, please refer to Note 1. Summary of Significant Accounting Policies. The following discussion presents our critical accounting estimates, which are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We believe that the judgments, estimates and assumptions that we use in the preparation of our consolidated financial statements are appropriate.

Allowance for Credit Losses. In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard (Accounting Standards Update “ASU” 2016-13), referred to as the Current Expected Credit Loss (“CECL”) standard, which became effective for us, as a smaller reporting company, on January 1, 2023. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired, and be adjusted each period for changes in expected lifetime credit losses. The CECL methodology replaces multiple prior impairment models under U.S. GAAP that generally required that a loss be “incurred” before it was recognized, and represents a significant change from prior U.S. GAAP. Results for reporting periods beginning prior to January 1, 2023 are presented in accordance with ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.

For reporting periods beginning on and after January 1, 2023, reflecting the adoption of ASU 2016-13:

On January 1, 2023, we adopted Accounting Standards Codification (“ASC”) Topic 326, “Financial Instruments—Credit Losses,” commonly referred to as Current Expected Credit Losses (“CECL”), on a modified retrospective basis. The provisions of this guidance required a material change to the manner in which the Company estimates and reports losses on financial instruments, including loans and unfunded lending commitments, select investment securities, and other assets carried at amortized cost.

The allowance is sensitive to external factors including the general health of the economy, as evidenced by changes in interest rates, gross domestic product, unemployment rates, and changes in real estate demand and values. Management considers these variables and all other available information when establishing the final level of the allowance. These variables and others have the ability to result in actual loan losses that differ from the originally estimated amounts. Changes in the factors used by management to determine the appropriateness of the allowance or the availability of new information could cause the allowance to be increased or decreased in future periods.

The Company’s management considers available forecasts, current events not captured and our specific portfolio characteristics and applies weights to the scenario output based on a best estimate of likely outcomes. Changing economic conditions have introduced enhanced estimation uncertainty in the forecasts used to estimate expected credit loss. Our credit loss models were built using historical data that may not correlate to existing economic conditions. Such forecasted information is inherently uncertain, therefore, actual results may differ significantly from management’s estimates.

The quantitative loss rate analysis is supplemented by a review of qualitative factors that considers whether conditions differ from those existing during the historical periods used in the development of the credit loss models. Such factors include, but are not limited to, changes in current and expected future economic conditions, changes in the nature and volume of the portfolio, changes in levels of concentrations, changes in the volume and severity of past due loans, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry. While quantitative data for these factors is used where available, there is significant judgment applied in these processes.

For credits that are individually evaluated, a specific allowance is calculated as the shortfall between the credit’s value and the Bank’s exposure. The loan’s value is measured by either the fair value of the collateral of the loan based on third-party appraisals if it is collateral dependent, or based on a discounted cash flow methodology. Collateral on impaired loans may include, but is not limited to, commercial and residential real estate and accounts receivable. Values for impaired credits are highly subjective and based on information available at the time of valuation and the current resolution strategy. These values are difficult to assess and have heightened uncertainty resulting from current market conditions. Actual results could differ from these estimates.

Management considers the appropriateness of these critical assumptions as part of its allowance review and believes the allowance for credit loss level is appropriate based on information available through the financial statement date. Please refer to Note 3. Loans and Allowance for Credit Losses, and Note 1. Summary of Significant Accounting Policies – Allowance for Credit Losses and – Accounting Standards Adopted in 2023, for additional discussion.

For reporting periods prior to January 1, 2023, prior to the adoption of ASU 2016-13:

The allowance for loan losses was established as losses were estimated through a provision for loan losses charged to earnings. Through December 31, 2022, the allowance for loan losses was based on the amount that management believed would be adequate to absorb probable losses inherent in the loan portfolio based on, among other things, evaluations of the collectability of loans and prior loan loss experience. The evaluations took into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect borrowers’ ability to pay. Another component of the allowance was losses on loans assessed as impaired under FASB Accounting Standards Codification (“ASC”) Topic 310,“Receivables” (“ASC 310”). The balance of the loans determined to be impaired under ASC 310 and the related allowance was included in management’s estimation and analysis of the allowance for loan losses. Allowances for impaired loans were generally determined based on collateral values or the present value of estimated cash flows.

The determination of the appropriate level of the allowance was inherently subjective as it requires estimates that are susceptible to significant revision as more information became available. We had an established methodology to determine the adequacy of the allowance for loan losses that assessed the risks and losses inherent in our portfolio and portfolio segments. We have an internally developed model that required significant judgment to determine the estimation method that fit the credit risk characteristics of the loans in our portfolio and portfolio segments. Qualitative and environmental factors that may not be directly reflected in quantitative estimates include: asset quality trends, changes in loan concentrations, new products and process changes, changes and pressures from competition, changes in lending policies and underwriting practices, trends in the nature and volume of the loan portfolio, and national and regional economic trends. Changes in these factors were considered in determining changes in the allowance for loan losses. The impact of these factors on our qualitative assessment of the allowance for loan losses could change from period to period based on management’s assessment of the extent to which these factors were already reflected in historic loss rates. The uncertainty inherent in the estimation process was also considered in evaluating the allowance for loan losses.

Acquisition Accounting. We account for our acquisitions under ASC Topic 805,“Business Combinations”(“ASC 805”), which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, are recorded at fair value (which is discussed below). The excess purchase price over the fair value of net assets acquired is recorded as goodwill. If the fair value of the net assets acquired exceeds the purchase price, a bargain purchase gain is recognized.

For reporting periods beginning on and after January 1, 2023, reflecting the adoption of ASU 2016-13:

ASU 2016-13 amended the accounting model for purchased financial assets and replaced the guidance for purchased credit impaired (“PCI”) financial assets with the concept of purchased credit deteriorated (“PCD”) assets. For PCD assets, the CECL estimate is recognized through the allowance for credit losses with an offset to the amortized cost basis of the PCD asset at the date of acquisition. Subsequent changes in the allowance for credit losses for PCD assets are recognized through a provision for credit losses on loans. We used the prospective transition approach for PCD loans that were previously classified as PCI and accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). As permitted under ASU 2016-13, the Company did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption.

Please refer to Note 1. Summary of Significant Accounting Policies – Acquisition Accounting and – Accounting Standards Adopted in 2023, for additional discussion.

For reporting periods prior to January 1, 2023, prior to the adoption of ASU 2016-13:

Because the fair value measurements incorporated assumptions regarding credit risk, no allowance for loan losses related to acquired loans was recorded on the acquisition date. The fair value measurements of acquired loans were based on estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows. The fair value adjustment was amortized over the life of the loan using the effective interest method.

Through December 31, 2022, we accounted for acquired impaired loans under ASC Topic 310-30. An acquired loan was considered impaired when there was evidence of credit deterioration since origination and it was probable at the date of acquisition that we would be unable to collect all contractually required payments. ASC 310-30 prohibited the carryover of an allowance for loan losses for acquired impaired loans. Over the life of the acquired loans, we continually estimated the cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. As of the end of each fiscal quarter, we evaluated the present value of the acquired loans using the effective interest rates. For any increases in cash flows expected to be collected, we adjusted the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life, while we recognized a provision for loan loss in the consolidated statement of operations if the cash flows expected to be collected had decreased.

Overview of Financial Condition and Results of Operations

Net income for the year ended December 31, 2023 totaled $16.7 million, or $1.69 per diluted share, compared to $35.7 million, or $3.50 per diluted share, for the year ended December 31, 2022. This represents a $19.0 million, or a 53.3%, decrease in net income.

Net income decreased primarily due to a $15.3 million decrease in net interest income and an $11.8 million decrease in noninterest income, partially offset by a $2.0 million negative provision for credit losses in 2023 compared to a provision for credit losses of $2.9 million in 2022. The decrease in net interest income was a result of a $43.9 million increase in interest expense partially offset by a $28.6 million increase in interest income, as the Bank experienced margin compression due to rising market interest rates. The decrease in noninterest income is mainly attributable to $8.1 million of swap termination fees and $1.4 million of income from insurance proceeds recorded during the year ended December 31, 2022 and the loss on sale or disposition of fixed assets of $1.3 million during the year ended December 31, 2023, primarily resulting from the sale of the Alice and Victoria, Texas branches, compared to a loss on sale or disposition of fixed assets of $0.3 million for the year ended December 31, 2022. The negative provision for credit losses of $2.0 million for the year ended December 31, 2023 was primarily due to net recoveries of $2.3 million in 2023. At December 31, 2023, the Company and the Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under prompt corrective action regulations.

Additional key components of the Company’s performance during the year ended December 31, 2023 are summarized below.

•	Credit quality metrics improved as nonperforming loans were 0.26% of total loans at December 31, 2023 compared to 0.54% at December 31, 2022.

•	We recognized net recoveries of $2.3 million in the loan portfolio during the year ended December 31, 2023 primarily attributable to recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

•	We recognized interest recoveries of $1.5 million during the year ended December 31, 2023, $1.1 million of which are attributable to one commercial and industrial oil and gas loan relationship.

•

Total deposits were $2.3 billion at December 31, 2023, an increase of $173.4 million, or 8.3%, compared to deposits of $2.1 billion at December 31, 2022. Noninterest-bearing deposits decreased $132.0 million, or 22.7%, to $448.8 million compared to $580.7 million at December 31, 2022. Time deposits and brokered time deposits increased, and other deposit categories decreased. At December 31, 2023, estimated uninsured deposits represented approximately 32% of our total deposits.

•

Total loans increased $105.9 million, or 5.0% to $2.2 billion at December 31, 2023, compared to $2.1 billion at December 31, 2022. Excluding approximately $13.9 million in loans associated with the Alice and Victoria, Texas branches sold in January 2023 and approximately $162.7 million in revolving lines of credit purchased during 2023, total loans decreased $43.0 million, or 2.1%, to $2.05 billion at December 31, 2023, compared to $2.09 billion at December 31, 2022.

•	On January 1, 2023, Investar adopted ASU 2016-13. Also referred to as the CECL standard, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Upon adoption, we recorded a one-time, cumulative effect adjustment to increase the allowance for credit losses by $5.9 million and reduce retained earnings, net of tax, by $4.3 million. Our allowance for credit losses to total loans was 1.38% at December 31, 2023.

•

Net interest income for the year ended December 31, 2023 was $74.5 million, a decrease of $15.3 million, or 17.0%, compared to $89.8 million for the year ended December 31, 2022, driven primarily by an increase in the rates paid on interest-bearing liabilities, partially offset by increases in the volume and yield earned on interest-earning assets.

•	We experienced pressure on our net interest margin as interest rates rose rapidly during 2022 and 2023, and we raised rates offered on deposits and incurred higher costs on our borrowings. For the year ended December 31, 2023 our net interest margin was 2.83%, compared to 3.67% for the year ended December 31, 2022

•	Return on average assets decreased to 0.60% for the year ended December 31, 2023, compared to 1.37% for the year ended December 31, 2022. Return on average equity was 7.63% for the year ended December 31, 2023 compared to 15.63% for the year ended December 31, 2022.

•	We repurchased 222,448 shares of our common stock at an average price of $13.47 per share during 2023 and repurchased 518,978 shares of our common stock at an average price of $20.27 per share during 2022. We increased dividends by 8% to $0.395 per share for 2023 from $0.365 per share for 2022.

•	Stockholders’ equity increased 5.1% to $226.8 million at December 31, 2023, compared to December 31, 2022, due to net income for 2023 and a decrease in accumulated other comprehensive loss due to an increase in the fair value of the Bank’s AFS securities portfolio, partially offset by the cumulative effect adjustment as a result of the adoption of ASU 2016-13 reflected in retained earnings.

Certain Events That Affect Year-over-Year Comparability

Rising Inflation and Interest Rates. During the entirety of 2021, the federal funds target rate was 0% to 0.25%, and it remained at that rate until March 2022. Inflation increased rapidly during 2021 through June 2022. Since June 2022, the rate of inflation generally has declined; however, it has remained at high levels compared to recent historical periods. In response, the Federal Reserve raised the federal funds target rate multiple times from March 2022 through July 2023. Through these incremental increases to the target rate, the Federal Reserve has raised, on a cumulative basis, the target rate from 0% to 0.25% by 525 basis points to 5.25% to 5.50%.

Disruptions in the Banking Industry in 2023. Between March 10, 2023 and March 12, 2023, state banking supervisors closed Silicon Valley Bank (“SVB”) and Signature Bank and named the FDIC as receiver. At the time of closure, they were among the 30 largest U.S. banks. Reports indicated that, among other things, both banks had grown in asset size in recent periods at a faster rate than their peers, had large proportions of uninsured deposits (approximately 87.5% and 89.7% of total deposits, respectively) and high unrealized losses on investment securities. SVB’s business strategy focused on serving the technology and venture capital sectors, and Signature Bank had significant exposure to deposits from the digital asset industry. Prior to their closure, both banks experienced sudden and rapid deposit withdrawals. These events caused bank deposit customers, particularly those with uninsured deposits, to become concerned regarding the safety of their deposits, and in some cases caused customers to withdraw deposits. In response to the disruptions, among other things, the Federal Reserve announced a new Bank Term Funding Program (“BTFP”) to provide eligible banks with loans of up to one-year maturity backed by collateral pledged at par value. On April 24, 2023, San Francisco-based First Republic Bank, also among the 30 largest U.S. banks, reported a large deposit outflow and substantially reduced net income. First Republic Bank also had a large proportion of uninsured deposits (67% as of December 31, 2022). On May 1, 2023, regulators seized First Republic Bank and sold all of its deposits and most of its assets to JPMorgan Chase Bank.

In response to the disruptions and related publicity, we formed an internal task force that included members of our Asset/Liability Committee (“ALCO”). The task force met frequently to review our liquidity position and liquidity sources, and oversaw the Bank’s process to qualify for the BTFP. In addition, we took steps to inform our customers about our financial position, liquidity and insured deposit products. During the second quarter of 2023, we utilized the BTFP and reduced Federal Home Loan Bank (“FHLB”) advances. The Bank utilized this source of funding due to its lower rate, the ability to prepay the obligations without penalty, and as a means to lock in funding. During the fourth quarter of 2023 and again in the first quarter of 2024, the Bank refinanced its BTFP borrowings with new borrowings under the program due to more favorable rates. In January 2024, the Federal Reserve announced that it will cease making new loans under the BTFP on March 11, 2024. As of December 31, 2023, estimated uninsured deposits represented approximately 32% of our total deposits. For additional information, see “Discussion and Analysis of Financial Condition – Deposits, Borrowings, Liquidity and Capital Resources” and Part I. Item 1A. Risk Factors.

Hurricane Ida. On August 29, 2021, Hurricane Ida hit the Louisiana coast as a category 4 hurricane. Though Hurricane Ida did not cause significant physical damage to our branch locations, the storm devastated some of our market areas. The Company set up programs to help employees and customers experiencing financial difficulty as a result of the hurricane, including a deferral program. Additionally, the Company recorded an impairment charge of $21.6 million in the third quarter of 2021 related to a lending relationship with related borrowers (collectively, the “Borrower”) consisting of multiple loans secured by various types of collateral, including real estate, inventory, and equipment. As a result of Hurricane Ida’s impact on the Borrower’s business operations, some of the collateral securing the loan relationship, including real estate, inventory, and equipment, experienced a significant reduction in value. Since the third quarter of 2021, as of December 31, 2023, we have recorded net recoveries related to this loan relationship of $2.5 million, substantially all of which were in 2023.

COVID-19 Pandemic. In March 2020, COVID-19 was declared a pandemic by the World Health Organization. Our business remained open through the pandemic, although it was significantly disrupted in the early stages of the pandemic as we adjusted to various and changing government and voluntary restrictions on activities. The pandemic generally slowed business lending activity from the level we would otherwise have expected, particularly in 2020, except for our participation in the Paycheck Protection Program (“PPP”) under which we made loans to qualified borrowers that under specified conditions were subject to forgiveness and repayment by the federal government. We began participating in the PPP in the second quarter of 2020 and made loans totaling $178.0 million, almost all of which had been repaid by the end of 2022. The pandemic and the PPP created excess liquidity in the market, contributing to increases in our noninterest and interest-bearing demand deposits, and in money market deposit accounts and savings accounts in 2021. We took actions to protect our customers and employees throughout the pandemic, including increasing our remote banking and working options. We recorded an increased provision for loan losses during 2020 as a result of the impact of the pandemic. Market conditions generally improved during 2021 and 2022 compared to 2020, as vaccines became available and government restrictions lessened. The federal government declared an end to the COVID-19 public health emergency in May 2023.

Acquisitions. On April 1, 2021, the Company completed its acquisition of Cheaha Financial Group, Inc. (“Cheaha”) and its wholly-owned subsidiary, Cheaha Bank, an Alabama state bank headquartered in Oxford, Alabama that served the residents of Calhoun Country, Alabama through four branch locations. All of the issued and outstanding shares of Cheaha were converted into aggregate cash merger consideration of $41.1 million. On the date of the acquisition, Cheaha had total assets with a fair value of $240.8 million, including $120.4 million in loans, and we assumed $207.0 million in deposits. The Company recorded a core deposit intangible and goodwill of $0.8 million and $11.9 million, respectively, related to the acquisition of Cheaha.

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

Exit from Consumer Mortgage Origination Business. In the third quarter of 2023, we made the strategic decision to exit the consumer mortgage origination business. For additional discussion, see “Overview.”

Branch Closures. We closed one branch location in Prairieville, Louisiana in April 2021 and one branch location in Dickinson, Texas in October 2021. We closed one branch location in Baton Rouge, Louisiana and one branch location in Westlake, Louisiana in May 2022. We closed one branch location in Central, Louisiana in March 2023. We sold the land and buildings relating to five locations during 2022. During 2022, we also sold three tracts of land that were held for future branch locations. In the first quarter of 2024, we closed one branch in Alabama. We continue to evaluate opportunities to reduce our physical branch footprint and further improve efficiency through digital initiatives.

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

Discussion and Analysis of Financial Condition

Total assets were $2.82 billion at December 31, 2023, an increase of $61.3 million, or 2.2%, compared to total assets of $2.75 billion at December 31, 2022. The growth experienced since December 31, 2022 can mainly be attributed to growth in loans of $105.9 million primarily due to the purchase of commercial and industrial revolving lines of credit, partially offset by a decrease of $43.2 million in the available for sale securities portfolio.

Loans

General. Loans, constitute our most significant asset, comprising 79% and 76%, of our total assets at December 31, 2023 and 2022, respectively. Loans increased $105.9 million, or 5.0%, to $2.2 billion at December 31, 2023 from $2.1 billion at December 31, 2022. The increase in loans was primarily the result of the purchase of approximately $162.7 million in revolving lines of credit during 2023 as described in Certain Events that Affect Year-Over-Year Comparability – Loan Purchase Agreement, partially offset by lower demand and the sale of approximately $13.9 million in loans associated with the sale of the Alice and Victoria, Texas branches. Given the elevated interest rate environment, we are emphasizing origination of high margin loans that promote long-term profitability and proactively exiting credit relationships that do not fit this strategy.

The table below sets forth the balance of loans outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	December 31,
	2023		2022
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Mortgage loans on real estate
Construction and development	$190,371	8.6%	$201,633	9.6%
1-4 Family	413,786	18.7	401,377	19.1
Multifamily	105,946	4.8	81,812	3.9
Farmland	7,651	0.4	12,877	0.6
Commercial real estate
Owner-occupied	449,610	20.3	445,148	21.1
Nonowner-occupied	488,098	22.1	513,095	24.4
Commercial and industrial	543,421	24.6	435,093	20.7
Consumer	11,736	0.5	13,732	0.6
Total loans	$2,210,619	100%	$2,104,767	100%

At December 31, 2023, the Company’s total business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $993.0 million, an increase of $112.8 million, or 12.8%, compared to the business lending portfolio of $880.2 million at December 31, 2022. The increase in the business lending portfolio as of December 31, 2023 is primarily driven by the purchase of commercial and industrial revolving lines of credit described above, partially offset by lower loan demand due to higher rates. Largely as a result of the loan portfolio purchase, our variable-rate loans as a percentage of total loans increased to 27% at December 31, 2023 compared to 22% at December 31, 2022. We continue to focus on a relationship-driven banking strategy and have increased our emphasis on originating higher margin commercial and industrial and owner-occupied commercial real estate loans.

Nonowner-occupied loans totaled $488.1 million at December 31, 2023, a decrease of $25.0 million, or 4.9% compared to $513.1 million at December 31, 2022, primarily due to a reclassification of approximately $24.1 million nonowner-occupied loans to multifamily loans due to a change to the primary use of the property.

As discussed above under “Overview,” during the third quarter of 2023 we exited the consumer mortgage loan origination business to transition into shorter duration, higher risk-adjusted return asset classes, in an effort to focus more on our core business and optimize profitability. The consumer mortgage portfolio was approximately $261.6 million at December 31, 2023, substantially all of which is included in the 1-4 family category. The remaining loans in the category consisted primarily of second mortgages, home equity loans, home equity lines of credit, and business purpose loans secured by 1-4 family residential real estate.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2023 and December 31, 2022, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

The following table sets forth loans outstanding at December 31, 2023, which, based on remaining scheduled repayments of principal, are due in the periods indicated, as well as the amount of loans with fixed and variable rates in each maturity range. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less.

(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Mortgage loans on real estate:
Construction and development	$104,701	$51,251	$17,390	$9,106	$7,923	$190,371
1-4 Family	51,591	85,021	38,047	21,224	217,903	413,786
Multifamily	5,386	82,147	16,780	522	1,111	105,946
Farmland	1,496	4,552	1,603	—	—	7,651
Commercial real estate
Owner-occupied	35,807	100,426	196,837	107,946	8,594	449,610
Nonowner-occupied	34,408	250,717	161,603	41,159	211	488,098
Commercial and industrial	300,972	84,165	91,887	64,944	1,453	543,421
Consumer	2,794	7,558	910	384	90	11,736
Total loans	$537,155	$665,837	$525,057	$245,285	$237,285	$2,210,619

Loans with fixed rates:
Mortgage loans on real estate:
Construction and development	$13,752	$50,801	$17,390	$9,106	$7,923	$98,972
1-4 Family	13,875	79,989	38,047	21,224	217,903	371,038
Multifamily	3,786	79,151	6,472	522	1,111	91,042
Farmland	592	3,994	1,603	—	—	6,189
Commercial real estate
Owner-occupied	16,882	96,894	159,033	88,321	2,136	363,266
Nonowner-occupied	30,242	226,060	137,006	23,408	211	416,927
Commercial and industrial	28,637	73,257	91,887	64,944	1,453	260,178
Consumer	2,108	7,558	910	384	90	11,050
Total loans with fixed rates	$109,874	$617,704	$452,348	$207,909	$230,827	$1,618,662

Loans with variable rates:
Mortgage loans on real estate:
Construction and development	$90,949	$450	$—	$—	$—	$91,399
1-4 Family	37,716	5,032	—	—	—	42,748
Multifamily	1,600	2,996	10,308	—	—	14,904
Farmland	904	558	—	—	—	1,462
Commercial real estate
Owner-occupied	18,925	3,532	37,804	19,625	6,458	86,344
Nonowner-occupied	4,166	24,657	24,597	17,751	—	71,171
Commercial and industrial	272,335	10,908	—	—	—	283,243
Consumer	686	—	—	—	—	686
Total loans with variable rates	$427,281	$48,133	$72,709	$37,376	$6,458	$591,957

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment as a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowings. Investment securities represented 14% of our total assets and totaled $382.4 million at December 31, 2023, a decrease of $31.1 million, or 7.5%, from $413.5 million at December 31, 2022. The decrease in investment securities at December 31, 2023 compared to December 31, 2022 was driven primarily by a $20.3 million decrease in residential mortgage-backed securities, a $9.8 million decrease in obligations of the U.S. Treasury and U.S. government agencies and corporations, and an $8.4 million decrease in commercial mortgage-backed securities, partially offset by an $11.0 million increase in obligations of state and political subdivisions. Due in large part to higher interest rates and market volatility, net unrealized losses in our investment portfolio totaled $57.3 million at December 31, 2023 and $62.1 million at December 31, 2022.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	December 31,
	2023		2022
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$20,043	5.2%	$29,805	7.2%
Obligations of state and political subdivisions	34,866	9.1	23,916	5.8
Corporate bonds	26,356	6.9	29,942	7.2
Residential mortgage-backed securities	234,354	61.3	254,618	61.6
Commercial mortgage-backed securities	66,771	17.5	75,191	18.2
Total investment securities	$382,390	100%	$413,472	100%

The investment portfolio consists of available for sale (“AFS”) and held to maturity (“HTM”) securities. We do not hold any investments classified as trading. We classify debt securities as HTM if management has the positive intent and ability to hold the securities to maturity. HTM securities are stated at amortized cost. Securities not classified as HTM are classified as AFS and are stated at fair value. At December 31, 2023, AFS securities comprised 95% of our total investment portfolio.

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

During the year ended December 31, 2023, we purchased $14.1 million of HTM securities classified as obligations of state and political subdivisions. There were no purchases of HTM securities during the year ended December 31, 2022. During the year ended December 31, 2023, we purchased $107.9 million of AFS investment securities, compared to $181.6 million during the year ended December 31, 2022. Proceeds from maturities, prepayments and calls of AFS investment securities were $140.7 million in 2023 compared to $60.2 million in 2022, and we sold $15.0 million of AFS investment securities in 2023 compared to none in 2022.

U.S. Treasury and U.S. government agencies and corporations securities represented 96% and 9% of the AFS securities we purchased in 2023 and 2022, respectively. We utilized excess funds in the third quarter of 2023 to purchase $40.0 million in obligations of the U.S. Treasury and U.S. government agencies and corporations, which matured in October 2023. Mortgage-backed securities represented 4% and 84% of the AFS securities we purchased in 2023 and 2022, respectively. We did not purchase any other investment type in 2023. Of the remaining AFS securities purchased in 2022, 5% were corporate bonds and 2% were municipal securities. We only purchase corporate bonds that are investment grade securities issued by seasoned corporations.

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio as of December 31, 2023 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of states and political subdivisions	$960	4.90%	$2,556	5.31%	$4,647	4.62%	$10,000	5.82%
Residential mortgage-backed securities	—	—	—	—	—	—	2,309	3.09
Available for sale:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	605	2.88	9,942	5.44	9,836	6.28	—	—
Obligations of states and political subdivisions	27	2.92	1,412	2.37	9,459	2.57	7,870	2.63
Corporate bonds	350	3.55	12,439	3.98	14,558	4.38	2,750	2.80
Residential mortgage-backed securities	—	—	—	—	6,692	2.93	268,258	2.24
Commercial mortgage-backed securities	52	4.00	4,827	4.11	3,089	3.25	67,117	3.62
	$1,994		$31,176		$48,281		$358,304

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.

Premises and Equipment

Bank premises and equipment decreased $5.4 million, or 10.9%, to $44.2 million at December 31, 2023 from $49.6 million at December 31, 2022. The decrease was primarily attributable to the sale of the Alice and Victoria, Texas locations and the closure of one branch and one stand-alone ATM in Louisiana, which decreased bank premises and equipment by $1.4 million and $1.7 million, respectively. The remaining decrease was primarily attributable to depreciation.

Deferred Tax Asset

At December 31, 2023, the net deferred tax asset was $16.9 million, compared to $16.4 million at December 31, 2022. The increase in the deferred tax asset at December 31, 2023 compared to December 31, 2022 was primarily driven by the adoption of ASU 2016-13, partially offset by a decrease in the net unrealized losses of the Bank’s AFS securities portfolio.

The Bank acquired net operating loss carryforwards as a result of acquisitions. At December 31, 2023, we held approximately $4,000 and $0.3 million in net operating loss carryforwards that expire in 2033 and 2039, respectively. U.S. tax law imposes annual limitations under Internal Revenue Code Section 382 on the amount of net operating loss carryforwards that may be used to offset federal taxable income. Under these laws, we may apply up to approximately $0.6 million to offset our taxable income each year. In addition to this limitation, our ability to utilize net operating loss carryforwards depends upon the Company generating taxable income. Given the substantial amount of time before our net operating loss carryforwards begin to expire, we currently expect to utilize these net operating loss carryforwards in full before their expiration.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at December 31, 2023 and 2022 (dollars in thousands).

	December 31,
	2023		2022
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$448,752	19.9%	$580,741	27.9%
Interest-bearing demand deposits	489,604	21.7	565,598	27.1
Money market deposit accounts	179,366	8.0	208,596	10.0
Savings accounts	137,606	6.1	155,176	7.5
Brokered time deposits	269,102	11.9	9,990	0.5
Time deposits	731,297	32.4	562,264	27.0
Total deposits	$2,255,727	100%	$2,082,365	100%

Total deposits were $2.26 billion at December 31, 2023, an increase of $173.4 million, or 8.3%, from total deposits of $2.08 billion at December 31, 2022. Time deposits and brokered time deposits increased, and other deposit categories decreased. The majority of the increase in time deposits at December 31, 2023 compared to December 31, 2022 is due to organic growth and existing customer funds migrating from other deposit categories as a result of rising interest rates. Brokered time deposits increased to $269.1 million at December 31, 2023 from $10.0 million December 31, 2022. We utilize brokered time deposits, entirely in denominations of less than $250,000, to secure fixed cost funding and reduce short-term borrowings. We utilized shorter term brokered time deposits, which were laddered in duration to provide flexibility, to fund a portion of the purchase of commercial and industrial revolving lines of credit in 2023. At December 31, 2023, the balance of brokered time deposits remained below 10% of total assets, and the remaining weighted average duration was approximately 12 months with a weighted average rate of 5.18%.

The Company had no brokered demand deposits at December 31, 2023 and 2022 or at December 31, 2021. Prior to December 31, 2021, the Bank utilized brokered demand deposits to satisfy the borrowings under its interest rate swap agreements due to more favorable pricing. In the third quarter of 2021, we voluntarily terminated multiple swap agreements, the borrowings for which matured in October 2021. During 2022, we voluntarily terminated our remaining interest rate swap agreements.

Estimated uninsured deposits were $720.1 million and $701.1 million at December 31, 2023 and 2022, respectively. The estimates are based on the same methodologies and assumptions used for our regulatory reporting requirements. The insured deposit data for 2023 and 2022 does not reflect an evaluation of all of the account ownership category distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

The following table shows scheduled maturities of time deposits in excess of the FDIC insurance limit of $250,000 at December 31, 2023 and 2022 (dollars in thousands).

	December 31,
Time remaining until maturity:	2023	2022
Three months or less	$68,638	$63,006
Over three months through six months	27,536	13,610
Over six months through twelve months	77,471	58,672
Over twelve months	20,793	14,228
Total	$194,438	$149,516

Borrowings

Total borrowings include securities sold under agreements to repurchase, federal funds purchased, advances from the Federal Home Loan Bank (“FHLB”), borrowings under the BTFP, subordinated debt issued in 2019 and 2022, and junior subordinated debentures assumed through acquisitions. We also maintain unsecured lines of credit with First National Bankers Bank (“FNBB”) and The Independent Bankers Bank (“TIB”) totaling $60.0 million, which are federal funds lines of credit used for overnight borrowing only. We had no outstanding balances drawn on the unsecured lines of credit at December 31, 2023 or 2022.

Our advances from the FHLB were $23.5 million at December 31, 2023, a decrease of $363.5 million from FHLB advances of $387.0 million at December 31, 2022. FHLB advances are used to fund increased loan and investment activity that is not funded by deposits or other borrowings. Based on original maturities, at December 31, 2023, all of our $23.5 million of FHLB advances were long-term, compared to $333.5 million short-term and $53.5 million long-term FHLB advances at December 31, 2022. We utilized federal funds purchased during 2023 and 2022 although none were outstanding at year-end. We had $8.6 million of securities sold under agreements to repurchase at December 31, 2023 compared to none at December 31, 2022. The carrying value of the subordinated debt was $44.3 million and $44.2 million at December 31, 2023 and December 31, 2022, respectively. Junior subordinated debt of $8.6 million and $8.5 million at December 31, 2023 and 2022, respectively, represents the junior subordinated debentures that we assumed in connection with our acquisitions of Cheaha in 2021, BOJ Bancshares, Inc. in 2017 (“BOJ”), and First Community Bank in 2013.

On March 12, 2023, the Federal Reserve established the BTFP. The BTFP is a one-year program which provides additional liquidity through borrowings for a term of up to one year secured by the pledging of certain qualifying securities and other assets valued at par. Beginning in the second quarter, we utilized the BTFP to secure fixed rate funding for a one-year term and reduce short-term FHLB advances, which are priced daily. We utilized this source of funding due to its lower rate and the ability to prepay the obligations without penalty. The rates on the borrowings under the BTFP are fixed for one year from the day each borrowing is made. During the fourth quarter of 2023 and again in the first quarter of 2024, we refinanced all of our borrowings under the BTFP with new loans under the BTFP with a one-year term due to more favorable rates. At December 31, 2023, outstanding borrowings under the BTFP were $212.5 million with a weighted average rate of 4.83%.

Typically, the main source of our short-term borrowings are advances from the FHLB; however, during 2023, our primary source of short-term borrowings were borrowings under the BTFP due to more favorable rates. The rate charged for advances from the FHLB is directly tied to the Federal Reserve’s federal funds target rate. As previously discussed, the Federal Reserve raised the federal funds target rate multiple times in 2022 and 2023. As of December 31, 2023, the federal funds target rate was 5.25% to 5.50%.

The average balances and cost of short-term borrowings for the years ended December 31, 2023, 2022 and 2021 are summarized in the table below (dollars in thousands).

	Average Balances			Cost of Short-term Borrowings
	December 31,			December 31,
	2023	2022	2021	2023	2022	2021
Federal funds purchased, short-term FHLB advances and other short-term borrowings	$124,191	$132,703	$3,242	4.93%	3.08%	0.20%
Borrowings under BTFP	131,952	—	—	5.09	—	—
Securities sold under agreements to repurchase	4,587	1,489	6,081	0.13	0.15	0.21
Total short-term borrowings	$260,730	$134,192	$9,323	4.93%	3.05%	0.20%

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

Principal and interest on the 2029 Notes are not subject to acceleration, except upon certain bankruptcy-related events. The 2029 Notes are unsecured, subordinated obligations of the Company and rank junior in right of payment to the Company’s current and future senior indebtedness and to the Company’s obligations to its general creditors. The 2029 Notes are obligations of the Company only and are not obligations of, and are not guaranteed by, any of the Company’s subsidiaries. The 2029 Notes are intended to qualify as Tier 2 capital for regulatory capital purposes.

2027 Notes. On March 24, 2017, the Company issued $18.6 million in aggregate principal amount of its 2027 Notes due March 20, 2027 at 100% of the aggregate principal amount.

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

The Company could, beginning with the interest payment date of March 30, 2022, and on any interest payment date thereafter, redeem the 2027 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2027 Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The 2027 Notes were intended to qualify as Tier 2 capital for regulatory capital purposes.

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

Stockholders’ Equity

Stockholders’ equity was $226.8 million at December 31, 2023, an increase of $11.0 million, or 5.1%, compared to December 31, 2022. The increase in stockholders’ equity is primarily attributable to net income for fiscal year 2023 and a decrease in accumulated other comprehensive loss due to an increase in the fair value of the Bank’s AFS securities portfolio, partially offset by the cumulative effect adjustment as a result of the adoption of ASU 2016-13, reflected in retained earnings.

Results of Operations

Performance Summary

2023 vs. 2022. For the year ended December 31, 2023, net income was $16.7 million, or $1.69 per basic and diluted common share, compared to net income of $35.7 million, or $3.54 per basic common share and $3.50 per diluted common share, for the year ended December 31, 2022. The primary drivers of the decrease in net income are a $15.3 million decrease in net interest income and an $11.8 million decrease in noninterest income, partially offset by a $2.0 million negative provision for credit losses in 2023 compared to a provision for credit losses of $2.9 million in 2022. The decrease in net interest income was a result of a $43.9 million increase in interest expense partially offset by a $28.6 million increase in interest income, as the Bank experienced margin compression due to rising market interest rates. The decrease in noninterest income is mainly attributable to $8.1 million of swap termination fees and $1.4 million of income from insurance proceeds recorded during the year ended December 31, 2022 and the loss on sale or disposition of fixed assets of $1.3 million during the year ended December 31, 2023, primarily resulting from the sale of the Alice and Victoria, Texas branches, compared to a loss on sale or disposition of fixed assets of $0.3 million for the year ended December 31, 2022. The negative provision for credit losses of $2.0 million for the year ended December 31, 2023 was primarily due to net recoveries of $2.3 million in 2023 primarily attributable to recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. Return on average assets decreased to 0.60% for the year ended December 31, 2023 from 1.37% for the year ended December 31, 2022. Return on average equity was 7.63% for the year ended December 31, 2023 compared to 15.63% for the year ended December 31, 2022. The decrease in both return on average assets and return on average equity is mainly attributable to the $19.0 million decrease in net income.

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

Net Interest Income and Net Interest Margin

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of nonperforming loans, the amount of noninterest-bearing liabilities supporting earning assets, and the interest rate environment. Net interest margin is the ratio of net interest income to average interest-earning assets.

The primary factors affecting net interest margin are changes in interest rates, competition, and the shape of the interest rate yield curve. The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. On March 3, 2020, the Federal Reserve lowered the federal funds target rate to 1.00% to 1.25%, which the Federal Reserve stated was in response to the evolving risks to economic activity posed by the coronavirus. In a measure aimed at lessening the economic impact of COVID-19, the Federal Reserve reduced the federal funds target rate to 0% to 0.25% on March 16, 2020, where it remained until March 2022 when the Federal Reserve began increasing the federal funds target rate a total of seven times during 2022 and four times during 2023 to 5.25% to 5.50% as discussed in Certain Events That Affect Year-over-Year Comparability – Rising Inflation and Interest Rates.

2023 vs. 2022. Net interest income decreased 17.0% to $74.5 million for the year ended December 31, 2023 from $89.8 million for the same period in 2022. Net interest margin was 2.83% for the year ended December 31, 2023, a decrease of 84 basis points from 3.67% for the year ended December 31, 2022. The decrease in net interest income resulted primarily from an increase in the rates paid on interest-bearing deposits and short-term borrowings partially offset primarily by an increase in the yield earned on loans. Average time deposits increased $272.2 million primarily due to organic growth and customer funds migrating from other deposit categories due to higher rates offered, which along with higher rates paid, resulted in a $20.6 million increase in interest expense compared to the year ended December 31, 2022. Average short-term borrowings increased $126.5 million, as we utilized advances from the FHLB and borrowings under the BTFP to fund loan growth and investment activity, which along with higher rates paid, resulted in an $8.8 million increase in interest expense compared to the year ended December 31, 2022. Average interest-bearing demand deposits decreased $211.6million but increases in rates led to a $6.5 million increase in interest expense compared to the year ended December 31, 2022. Average brokered time deposits were $163.9 million during the year ended December 31, 2023 compared to $0.1 million during the year ended December 31, 2022, which along with higher rates paid added $8.2 million to interest expense. Average noninterest-bearing deposits decreased $111.1 million. Average loans increased $186.0 million primarily due to organic growth and the purchase of commercial and industrial revolving lines of credit which, in addition to higher loan yields, resulted in a $24.5 million increase in interest income compared to the year ended December 31, 2022. Our yield on interest-earning assets increased as did our rate paid on interest-bearing liabilities primarily as a result of the overall increase in prevailing interest rates.

We experienced margin pressure beginning late in 2022, which continued in 2023. We raised rates offered on deposits and incurred higher costs on our borrowings, compared to the year ended December 31, 2022. We may experience additional pressure on our net interest margin during 2024 if our cost of funds increases faster than the yield on our interest-earning assets.

Interest income was $133.2 million for the year ended December 31, 2023 compared to $104.6 million for the same period in 2022. Loan interest income made up substantially all of our interest income for the years ended December 31, 2023 and 2022, although interest on investment securities contributed 9.8% of interest income for the years ended December 31, 2023 and 2022. Interest on our commercial real estate loans, commercial and industrial loans, and 1-4 family residential real estate loans constituted the three largest components of our loan interest income for both of the years ended December 31, 2023 and 2022 at 84% total interest income on loans. The overall yield on interest-earning assets increased 78 basis points to 5.06% for the year ended December 31, 2023 compared to 4.28% for the same period in 2022. The loan portfolio yielded 5.55% for the year ended December 31, 2023 compared to 4.82% for the year ended December 31, 2022. The increase in yield on our loan portfolio was driven primarily by higher yields on commercial real estate loans and commercial and industrial loans. In addition, the yield on the investment portfolio was 2.78% for the year ended December 31, 2023 compared to 2.23% for the year ended December 31, 2022.

Interest expense was $58.7 million for the year ended December 31, 2023, an increase of $43.9 million compared to interest expense of $14.8 million for the year ended December 31, 2022. The increase in interest expense is primarily attributable to the increase in the rates paid for interest-bearing liabilities, primarily interest-bearing deposits, and to a lesser extent the increase in the volume of interest-bearing liabilities for the year ended December 31, 2023 compared to December 31, 2022. For the year ended December 31, 2023, the cost of interest-bearing deposits increased 207 basis points to 2.49% and the cost of short-term borrowings increased 188 basis points to 4.93% primarily due to increases in the federal funds target rate. As previously discussed, the federal funds target rate increased from 0% to 0.25% to 4.25% to 4.50% during 2022 and to 5.25% to 5.50% during 2023, which affects the rate the Company pays for deposits, immediately available overnight funds, borrowings under the BTFP, and long-term borrowings. For the year ended December 31, 2023, the cost of interest-bearing liabilities increased 205 basis points to 2.89% compared to the same period in 2022.

2022 vs. 2021. For a detailed discussion of our net interest income and net interest margin performance for 2022 compared to 2021, see our annual report on Form 10-K for the year ended December 31, 2022, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Performance Summary and – Net Interest Income and Net Interest Margin –2022 vs. 2021, and – Volume/Rate Analysis.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category as of and for the years ended December 31, 2023, 2022 and 2021. Averages presented below are daily averages (dollars in thousands).

	As of and for the year ended December 31,
	2023			2022			2021
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense(1)	Rate(1)	Balance	Expense(1)	Rate(1)	Balance	Expense(1)	Rate(1)
Assets
Interest-earning assets:
Loans	$2,123,234	$117,892	5.55%	$1,937,255	$93,373	4.82%	$1,902,070	$90,230	4.74%
Securities:
Taxable	447,442	12,372	2.76	442,767	9,796	2.21	275,963	3,948	1.43
Tax-exempt	22,051	693	3.14	18,746	482	2.57	20,259	552	2.73
Interest-earning balances with banks	38,561	2,244	5.82	45,542	918	2.02	176,349	812	0.46
Total interest-earning assets	2,631,288	133,201	5.06	2,444,310	104,569	4.28	2,374,641	95,542	4.02
Cash and due from banks	29,142			34,327			39,262
Intangible assets	42,695			43,588			41,299
Other assets	86,712			103,711			138,096
Allowance for credit losses	(30,242)			(22,093)			(20,704)
Total assets	$2,759,595			$2,603,843			$2,572,594
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$688,786	$8,941	1.30%	$900,405	$2,411	0.27%	$858,660	$2,398	0.28%
Brokered demand deposits	—	—	—	1,773	7	0.42	77,432	715	0.92
Savings deposits	134,817	534	0.40	173,460	79	0.05	168,194	247	0.15
Brokered time deposits	163,873	8,224	5.02	82	4	4.80	—	—	—
Time deposits	699,648	24,373	3.48	427,416	3,749	0.88	508,954	4,127	0.81
Total interest-bearing deposits	1,687,124	42,072	2.49	1,503,136	6,250	0.42	1,613,240	7,487	0.46
Short-term borrowings(2)	260,730	12,845	4.93	134,192	4,093	3.05	9,323	19	0.20
Long-term debt	82,844	3,764	4.54	127,288	4,441	3.49	129,318	4,222	3.26
Total interest-bearing liabilities	2,030,698	58,681	2.89	1,764,616	14,784	0.84	1,751,881	11,728	0.67
Noninterest-bearing demand deposits	489,175			600,286			553,083
Other liabilities	21,220			10,425			18,852
Stockholders’ equity	218,502			228,516			248,778
Total liabilities and stockholders’ equity	$2,759,595			$2,603,843			$2,572,594
Net interest income/net interest margin		$74,520	2.83%		$89,785	3.67%		$83,814	3.53%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

Nonaccrual loans were included in the computation of average loan balances but carry a zero yield. The yields include the effect of loan fees of $2.0 million, $3.6 million and $3.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, and discounts and premiums that are amortized or accreted to interest income or expense.

Volume/Rate Analysis. The following tables set forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the year ended December 31, 2023 compared to the year ended December 31, 2022 and the year ended December 31, 2022 compared to the year ended December 31, 2021 (dollars in thousands).

	Year ended December 31, 2023 vs.
	Year ended December 31, 2022
	Volume	Rate	Net(1)
Interest income:
Loans	$8,964	$15,555	$24,519
Securities:
Taxable	103	2,473	2,576
Tax-exempt	85	126	211
Interest-earning balances with banks	(140)	1,466	1,326
Total interest-earning assets	9,012	19,620	28,632
Interest expense:
Interest-bearing demand deposits	(567)	7,097	6,530
Brokered demand deposits	(7)	—	(7)
Savings deposits	(18)	473	455
Brokered time deposits	7,870	350	8,220
Time deposits	2,388	18,236	20,624
Short-term borrowings	3,860	4,892	8,752
Long-term debt	(1,551)	874	(677)
Total interest-bearing liabilities	11,975	31,922	43,897
Change in net interest income	$(2,963)	$(12,302)	$(15,265)

	Year ended December 31, 2022 vs.
	Year ended December 31, 2021
	Volume	Rate	Net(1)
Interest income:
Loans	$1,669	$1,474	$3,143
Securities:
Taxable	2,386	3,462	5,848
Tax-exempt	(41)	(29)	(70)
Interest-earning balances with banks	(602)	708	106
Total interest-earning assets	3,412	5,615	9,027
Interest expense:
Interest-bearing demand deposits	117	(104)	13
Brokered demand deposits	(699)	(9)	(708)
Savings deposits	8	(176)	(168)
Brokered time deposits	4	—	4
Time deposits	(665)	287	(378)
Short-term borrowings	255	3,819	4,074
Long-term debt	(66)	285	219
Total interest-bearing liabilities	(1,046)	4,102	3,056
Change in net interest income	$4,458	$1,513	$5,971

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

Noninterest Income

Noninterest income includes, among other things, service charges on deposit accounts, gains and losses on call or sale of investment securities, gains and losses on sales or dispositions of fixed assets and other real estate owned, swap termination fee income, gain on sale of loans, servicing fees and fee income on serviced loans, interchange fees, income from bank owned life insurance, changes in the fair value of equity securities, and income from insurance proceeds. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.

2023 vs. 2022. Total noninterest income decreased $11.8 million, or 64.4%, to $6.5 million for the year ended December 31, 2023 compared to $18.4 million for the year ended December 31, 2022. The decrease is mainly attributable to $8.1 million of swap termination fees and $1.4 million of income from insurance proceeds recorded during the year ended December 31, 2022 and the loss on sale or disposition of fixed assets of $1.3 million during the year ended December 31, 2023, primarily resulting from the sale of the Alice and Victoria, Texas branches, compared to a loss on sale or disposition of fixed assets of $0.3 million for the year ended December 31, 2022.

Service charges on deposit accounts include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item charges, overdraft fees, and treasury management charges. Service charges on deposit accounts were $3.1 million for both of the years ended December 31, 2023 and 2022.

There was a $0.3 million loss on call or sale of investment securities for the year ended December 31, 2023 compared to a de minimis gain for the year ended December 31, 2022. We sold approximately $15.0 million of securities during the year ended December 31, 2023 compared to no sales and de minimis calls during the year ended December 31, 2022.

Loss on sale or disposition of fixed assets for the year ended December 31, 2023 increased to $1.3 million from $0.3 million for the year ended December 31, 2022. During 2023, a loss on sale or disposition of fixed assets of $1.3 million was recorded as a result of the sale of the Alice and Victoria, Texas branches, the disposition of ATMs, and a reclassification of bank premises and equipment to other real estate owned. During 2022, a loss on sale or disposition of fixed assets of $0.5 million was recorded as a result of the Bank closing two branches in Louisiana, which was partially offset by a gain on sale or disposition of fixed assets as a result of the sale of three tracts of land that were being held for future branch locations.

There was a $0.1 million loss on sale of other real estate owned for the year ended December 31, 2023 compared to a de minimis gain for the year ended December 31, 2022. We sold approximately $1.5 million of other real estate owned during the year ended December 31, 2023 compared to $5.8 million of sales during the year ended December 31, 2022.

No swap termination fee income was recorded during the year ended December 31, 2023. Swap termination fee income of $8.1 million was recorded for the year ended December 31, 2022 when we voluntarily terminated a number of our interest rate swap agreements during the first and second quarters of 2022 in response to market conditions.

There was a $0.1 million gain on sale of loans for the year ended December 31, 2023 as a result of the sale of the Alice and Victoria, Texas branches, compared to no gain or loss for the year ended December 31, 2022.

Servicing fees and fee income on serviced loans decreased $60,000, or 81.1%, to $14,000 for the year ended December 31, 2023. This decrease is a result of the Bank exiting the indirect auto loan origination business at the end of 2015. Since the Bank did not originate auto loans for sale during the years ended December 31, 2023 and 2022, the servicing portfolio, which experienced regularly scheduled paydowns, was not replaced with new loans. We expect servicing fees and fee income on serviced loans to decrease over time until all serviced loans are paid off.

Interchange fees, which are fees earned on the usage of the Bank’s credit and debit cards, decreased $0.3 million, or 16.7%, to $1.7 million for year ended December 31, 2023 from $2.0 million for the year ended December 31, 2022. The decrease in interchange fees can primarily be attributed to the decrease in the volume of debit and credit card transactions.

Income from bank owned life insurance increased $0.1 million to $1.4 million for the year ended December 31, 2023 from $1.3 million for the year ended December 31, 2022. This increase reflects increased interest earned on the Company’s bank owned life insurance policies.

No income from insurance proceeds was recorded for the year ended December 31, 2023. Income from insurance proceeds totaled $1.4 million for the year ended December 31, 2022. Nontaxable income related to an insurance policy for the former Chief Financial Officer of the Company and the Bank of $1.4 million was recorded during the fourth quarter of 2022.

Other operating income includes, among other things, credit card, ATM and wire fees, derivative fee income, changes in the net asset value of other investments and rental income. The $0.6 million decrease in other operating income for the year ended December 31, 2023 is primarily attributable to a $0.5 million decrease in derivative fee income compared to the year ended December 31, 2022.

2022 vs. 2021. For a detailed discussion of our noninterest income for 2022 compared to 2021, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Noninterest Income – 2022 vs. 2021 in our annual report on Form 10-K for the year ended December 31, 2022.

Noninterest Expense

Noninterest expense includes salaries and employee benefits and other costs associated with the conduct of our operations. Our goal is to manage our costs within the framework of our near-term operating strategy of generating consistent, quality earnings.

2023 vs. 2022. Total noninterest expense was $62.6 million for the year ended December 31, 2023, an increase of $1.8 million, or 2.9%, from $60.9 million for the year ended December 31, 2022. This increase was primarily driven by the increases in salaries and employee benefits and other operating expenses, partially offset by a decrease in depreciation and amortization.

Salaries and employee benefits increased $2.2 million, or 6.2%, to $37.1 million for the year ended December 31, 2023, compared to $35.0 million for the year ended December 31, 2022. Included in salaries and employee benefits for the year ended December 31, 2022 is a $2.3 million employee retention credit (“ERC”) recognized as a credit to payroll taxes, which decreased salaries and employee benefits reported for 2022. The increase in salaries and employee benefits is mainly attributable to increases in health insurance claims and payroll taxes, partially offset by decreases in incentive-based compensation and severance. Salaries and employee benefits for 2022 also included $0.6 million of severance due to the separation agreement with the former Chief Financial Officer of the Company and the Bank. Please refer to Note 1. Summary of Significant Accounting Policies – Employee Retention Credit, for additional discussion regarding the ERCs. As of December 31, 2023, we had 320 full-time and 11 part-time employees, compared to 331 full-time and seven part-time employees as of December 31, 2022.

Depreciation and amortization decreased $0.7 million, or 14.8%, to $3.8 million for the year ended December 31, 2023, compared to $4.4 million for the year ended December 31, 2022. The decrease in depreciation and amortization is primarily driven by the sale of the Alice and Victoria, Texas branches and the closure of one branch during the first quarter of 2023 and two branches during 2022.

Data processing decreased $0.1 million, or 3.3%, to $3.5 million for the year ended December 31, 2023 from $3.6 million for the same period in 2022. We did not complete any acquisitions, which typically drive higher data processing expenses, during the years ended December 31, 2023 and 2022. We regularly review existing contracts with the goal of negotiating favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.

Occupancy expense increased $0.1 million, or 2.7%, to $3.0 million for the year ended December 31, 2023 from $2.9 million for the year ended December 31, 2022. This increase is primarily attributable to $0.4 million in occupancy expense recorded primarily to terminate remaining contractually obligated lease payments due under non-cancelable operating leases, partially offset by a decrease in building rent, both as a result of the sale the Alice and Victoria, Texas branches in January 2023.

Other operating expenses include security, business development, FDIC and OCC assessments, bank shares and property taxes, collection and repossession, charitable contributions, repair and maintenance costs, personnel training and development, filing fees, and other costs related to the operation of our business. Other operating expenses increased $0.3 million, or 2.5%, to $13.0 million for the year ended December 31, 2023 from $12.7 million for the year ended December 31, 2022. The increase in other operating expenses was primarily due to increases in FDIC assessments, other real estate expense, and bank shares taxes, partially offset by a decrease in collection and repossession expenses, the majority of which was related to one impaired loan relationship impacted by Hurricane Ida.

2022 vs. 2021. For a detailed discussion of our noninterest expense for 2022 compared to 2021, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Noninterest Expense – 2022 vs. 2021 in our annual report on Form 10-K for the year ended December 31, 2022.

Income Tax Expense

Income tax expense for the years ended December 31, 2023, 2022 and 2021 was $3.8 million, $8.6 million, and $1.9 million, respectively. The effective tax rates for the years ended December 31, 2023, 2022 and 2021 were 18.4%, 19.5%, and 19.3%, respectively. For the years ended December 31, 2023 and 2021, the effective tax rate differs from the statutory rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from bank owned life insurance. For the year ended December 31, 2022, the effective tax rate differs from the statutory rate of 21% primarily due to nontaxable income from insurance proceeds and tax-exempt interest income earned on certain loans and investment securities and income from bank owned life insurance.

Risk Management

The primary risks associated with our operations are credit, interest rate and liquidity risk. Higher inflation also presents risks. Credit, inflation and interest rate risk are discussed below, while liquidity risk is discussed in this section under the heading Liquidity and Capital Resources below.

Credit Risk and the Allowance for Credit Losses

General. The risk of loss should a borrower default on a loan is inherent in any lending activity. Our portfolio and related credit risk are monitored and managed on an ongoing basis by our risk management department, the board of directors’ loan committee and the full board of directors. We utilize a ten point risk-rating system, which assigns a risk grade to each borrower based on a number of quantitative and qualitative factors associated with a loan transaction. The risk grade categorizes the loan into one of five risk categories, based on information about the ability of borrowers to service the debt. The information includes, among other factors, current financial information about the borrower, historical payment experience, credit documentation, public information and current economic trends. These categories assist management in monitoring our credit quality. The risk categories, which are consistent with the definitions used in guidance promulgated by federal banking regulators are Pass (grades 1-6), Special Mention (grade 7), Substandard (grade 8), Doubtful (grade 9) and Loss (grade 10). For additional information, see Note 3. Loans and Allowance for Credit Losses – Credit Quality Indicators.

At December 31, 2023 and December 31, 2022, there were no loans classified as loss, while there were no loans and $0.2 million of loans, respectively, classified as doubtful, $12.0 million and $15.0 million, respectively, of loans classified as substandard, and $10.8 million and $12.8 million, respectively, of loans classified as special mention as of such dates. Of our aggregate $22.9 million and $28.0 million doubtful, substandard and special mention loans at December 31, 2023 and December 31, 2022, respectively, $2.3 million and $4.7 million, respectively, were acquired and marked to fair value at the time of their acquisition.

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

Allowance for Credit Losses. Effective January 1, 2023, we adopted ASU 2016-13, which uses the CECL accounting methodology for the allowance for credit losses. Upon adoption, we recorded a one-time, cumulative effect adjustment to increase the allowance for credit losses by $5.9 million. The allowance for credit losses was $30.5 million at December 31, 2023, an increase compared to $24.4 million at December 31, 2022 and $20.9 million at December 31, 2021, respectively. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired and be adjusted each period through a provision for credit losses for changes in the expected lifetime credit losses.

For the years ended December 31, 2023, 2022 and 2021, the provision for credit losses on loans was negative $2.0 million, $2.9 million, and $22.9 million, respectively. The negative provision for credit losses for the year ended December 31, 2023 was primarily driven by net recoveries of $2.3 million in the loan portfolio primarily attributable to recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. The provision for loan losses for the year ended December 31, 2022 reflects provisioning related to our organic loan growth. The provision for loan losses for the year ended December 31, 2021 includes a $21.6 million impairment charge related to one loan relationship impacted by Hurricane Ida, as discussed in Certain Events That Affect Year-over-Year Comparability – Hurricane Ida.

Refer to Note 1. Summary of Significant Accounting Policies – Allowance for Credit Losses and – Accounting Standards Adopted in 2023, for information regarding our adoption of ASU 2016-13. Results for reporting periods beginning after December 31, 2022 are presented in accordance with ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” for further discussion.

The following table presents the allocation of the allowance for credit losses by loan category as of the dates indicated (dollars in thousands).

	December 31,
	2023		2022		2021
	Allowance for Credit Losses	% of Loans in each Category to Total Loans	Allowance for Credit Losses	% of Loans in each Category to Total Loans	Allowance for Credit Losses	% of Loans in each Category to Total Loans
Mortgage loans on real estate:
Construction and development	$2,471	8.6%	$2,555	9.6%	$2,347	10.9%
1-4 Family	9,129	18.7	3,917	19.1	3,337	19.4
Multifamily	1,124	4.8	999	3.9	673	3.2
Farmland	2	0.4	113	0.6	383	1.1
Commercial real estate	10,691	42.4	10,718	45.5	9,354	47.9
Commercial and industrial	6,920	24.6	5,743	20.7	4,411	16.6
Consumer	203	0.5	319	0.6	354	0.9
Total	$30,540	100%	$24,364	100%	$20,859	100%

The following table presents the amount of the allowance for credit losses allocated to each loan category as a percentage of total loans as of the dates indicated.

	December 31,
	2023	2022	2021
Mortgage loans on real estate:
Construction and development	0.11%	0.12%	0.12%
1-4 Family	0.41	0.18	0.18
Multifamily	0.05	0.05	0.04
Farmland	—	0.01	0.02
Commercial real estate	0.49	0.51	0.50
Commercial and industrial	0.31	0.27	0.23
Consumer	0.01	0.02	0.02
Total	1.38%	1.16%	1.11%

As discussed above, the balance in the allowance for credit losses is principally influenced by the provision for credit losses and by net loan loss experience. Additions to the allowance are charged to the provision for credit losses. Losses are charged to the allowance as incurred and recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected.

The table below reflects the activity in the allowance for credit losses and key ratios for the periods indicated (dollars in thousands).

	Year ended December 31,
	2023	2022	2021
Allowance for credit losses at beginning of period	$24,364	$20,859	$20,363
ASU 2016-13 adoption impact	5,865	—	—
Provision for credit losses on loans(1)	(1,964)	2,922	22,885
Net recoveries (charge-offs)(2)	2,275	583	(22,389)
Allowance for credit losses at end of period	$30,540	$24,364	$20,859
Total loans - period end	2,210,619	2,104,767	1,872,012
Nonaccrual loans - period end	5,770	9,986	29,495

Key Ratios:
Allowance for credit losses to total loans - period end	1.38%	1.16%	1.11%
Allowance for credit losses to nonaccrual loans - period end	529%	244%	71%
Nonaccrual loans to total loans - period end	0.26%	0.47%	1.58%

(1)

For the year ended December 31, 2023, the negative provision for credit losses of $2.0 million on the consolidated statement of income includes a negative provision for loan losses of $2.0 million and a negative provision for unfunded loan commitments of $36,000.

(2)	We recognized net recoveries of $2.4 million and net charge-offs of $21.6 million in the loan portfolio during the years ended December 31, 2023 and 2021, respectively, attributable to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

The allowance for credit losses to total loans increased to 1.38% at December 31, 2023 compared to 1.16% at December 31, 2022 while the allowance for credit losses to nonaccrual loans ratio increased to 529% at December 31, 2023 from 244% at December 31, 2022. The increase in the allowance for credit losses to total loans at December 31, 2023 compared to December 31, 2022 is primarily due to the one-time, cumulative effect adjustment to increase the allowance for credit losses by $5.9 million recorded upon adoption of ASU 2016-13 on January 1, 2023. The increase in the allowance for credit losses to nonaccrual loans and the decrease in nonaccrual loans to total loans are due to the decrease in nonaccrual loans primarily due to large paydowns on one loan relationship impacted by Hurricane Ida. Nonaccrual loans were $5.8 million, or 0.26% of total loans, at December 31, 2023, a decrease of $4.2 million compared to $10.0 million, or 0.47% of total loans, at December 31, 2022. Many of the loans comprising the total relationship were placed on nonaccrual following the impairment in the third quarter of 2021.

The following table presents the allocation of net (charge offs) recoveries by loan category for the periods indicated (dollars in thousands).

	Year ended December 31,
	2023			2022			2021
	Net (Charge-offs) Recoveries	Average balance	Ratio of Net Charge-offs to Average Loans	Net (Charge-offs) Recoveries	Average balance	Ratio of Net Charge-offs to Average Loans	Net (Charge-offs) Recoveries	Average balance	Ratio of Net Charge-offs to Average Loans
Mortgage loans on real estate:
Construction and development	$75	$200,691	(0.04)%	$48	$210,160	(0.02)%	$(247)	$211,230	0.12%
1-4 Family	(24)	410,320	0.01	103	380,481	(0.03)	(156)	354,748	0.04
Multifamily	—	86,668	—	—	56,665	—	—	60,327	—
Farmland	—	9,206	—	13	15,837	(0.08)	(13)	23,128	0.06
Commercial real estate	2,219	961,617	(0.23)	33	901,422	(0.00)	(10,274)	869,098	1.18
Commercial and industrial	171	442,299	(0.04)	535	357,837	(0.15)	(11,641)	362,483	3.21
Consumer	(166)	12,433	1.34	(149)	14,853	1.00	(58)	21,056	0.28
Total	$2,275	$2,123,234	(0.11)%	$583	$1,937,255	(0.03)%	$(22,389)	$1,902,070	1.18%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses. Net charge-offs include recoveries of amounts previously charged off. Net recoveries for the years ended December 31, 2023 and 2022 were $2.3 million and $0.6 million, respectively, equal to 0.11% and 0.03% of the average loan balance for the respective periods. Net charge-offs for the year ended December 31, 2021 were $22.4 million, or 1.18%, of the average loan balance. Net recoveries for the year ended December 31, 2023 were primarily attributable to recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. Net recoveries for the year ended December 31, 2022 were primarily driven by one $0.9 million recovery on a commercial and industrial loan relationship. Net charge-offs for the year ended December 31, 2021 were primarily due to charge-offs of $21.6 million in the third quarter of 2021 due to the impairment charge related to one loan relationship impacted by Hurricane Ida. Commercial and industrial loans and commercial real estate loans were the categories affected.

Management believes the allowance for credit losses at December 31, 2023 is sufficient to provide adequate protection against losses in our loan portfolio. However, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to higher inflation and interest rates than anticipated, other unanticipated adverse changes in the economy, unanticipated effects of the current geopolitical and domestic political conflicts, a resurgence of COVID-19, or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

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

Occasionally, we modify loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon our determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure, as well as any properties owned by the Company that are not intended to be used to carry out its operations. These properties are initially recorded at the lower of cost or fair market value based on appraisal at the time of foreclosure, less estimated selling cost. Losses arising at the time of foreclosure of properties are charged to the allowance for credit losses. For the year ended December 31, 2023, additions to other real estate owned were $3.9 million, which were primarily driven by transfers of properties related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. During the year ended December 31, 2023, we closed one branch and one stand-alone ATM and transferred the associated land and buildings from bank premises and equipment to other real estate owned, as we did not intend to use the properties for banking operations. Other real estate owned with a cost basis of $1.5 million and $5.8 million was sold during the years ended December 31, 2023 and 2022, respectively, resulting in a net loss of $0.1 million and a net gain of $9,000 for the respective periods, compared to a cost basis of $0.9 million and a net loss of $5,000 for the year ended December 31, 2021.

The following table provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	December 31, 2023	December 31, 2022
1-4 Family	$—	$682
Commercial real estate	4,323	—
Commercial and industrial	115	—
Total other real estate owned	$4,438	$682

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Balance, beginning of period	$682	$2,653
Additions	3,930	3,327
Transfers from bank premises and equipment	1,425	525
Sales of other real estate owned	(1,599)	(5,823)
Balance, end of period	$4,438	$682

Please refer to Note 4. Other Real Estate Owned, for additional information.

Impact of Inflation. Inflation reached a near 40-year high in late 2021 primarily due to effects of the COVID-19 pandemic, and continued rising through June 2022. Since June 2022, the rate of inflation has generally declined; however, it has remained above the Federal Reserve’s target inflation rate of two percent through March 7, 2024. In response to higher inflation, the Federal Reserve increased the federal funds target rate during 2022 and 2023 as discussed in Certain Events That Affect Year-over-Year Comparability – Rising Inflation and Interest Rates, which generally increased the amount we earn on our interest-earning assets but also increased the amount we pay on our interest-bearing liabilities as discussed throughout this report. We believe that higher rates resulting from inflation and related factors led to constrained loan demand during 2023. When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, if the rate of inflation accelerates in the future, this could impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for credit losses resulting from a possible increased default rate. Inflation and related higher rates have led and may continue to lead to lower loan re-financings. Inflation has also increased and may continue to increase the costs of goods and services we purchase, including the costs of salaries and benefits. In January 2024, the Federal Reserve decided not to change the federal funds target rate. Many economists expect the Federal Reserve to decrease the federal funds target rate one or more times during the remainder of 2024. For additional information, see Interest Rate Risk below, and Item 1A. Risk Factors – Risks Related to our Business – Increasing and high interest rates in 2022 and 2023 caused interest expense on both deposits and borrowings to increase significantly in 2023; further increases in interest rates could continue to have an adverse effect on our profitability and – Inflation and rising prices may continue to adversely affect our results of operations and financial condition.

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, four to six months, seven to twelve months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At December 31, 2023, the Bank was within the policy guidelines for asset/liability management.

The following table depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels for the periods presented.

As of December 31, 2023
Estimated
Changes in Interest Rates	Increase/Decrease in
(in basis points)	Net Interest Income (1)
+300	(7.4)%
+200	(5.4)%
+100	(2.4)%
-100	2.8%
-200	6.8%
-300	9.7%

(1)

The percentage change in this column represents the projected net interest income for 12 months on a flat balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.

The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities, and the expected life of non-maturity deposits. However, there are a number of factors that influence the effect of interest rate fluctuations on us which are difficult to measure and predict. For example, a rapid drop in interest rates might cause our loans to repay at a more rapid pace and certain mortgage-related investments to prepay more quickly than projected. This could mitigate some of the benefits of falling rates as are expected when we are in a negatively-gapped position. Conversely, a rapid rise in rates could give us an opportunity to increase our margins and slow the rate of repayment on our mortgage-related loans which would increase our returns, but can also increase our costs of interest-bearing liabilities faster than we expect and faster than an increase in our yield on interest-earning assets which would decrease our returns. As a result, because these assumptions are inherently uncertain, actual results will differ from simulated results.

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At December 31, 2023 and 2022,64% and 70% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. At December 31, 2023, 95% of our investment securities portfolio was classified as AFS, and we had gross unrealized losses in our AFS investment securities portfolio of $57.7 million and gross unrealized gains of $0.3 million. The sale of securities in a loss position would cause us to record a loss on sale of investment securities in noninterest income in the period during which the securities were sold. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances and borrowings under the BTFP, which impacts their liquidity. At December 31, 2023, securities with a carrying value of $296.2 million were pledged to secure certain deposits, borrowings, and other liabilities compared to $165.7 million in pledged securities at December 31, 2022 with the increase due primarily to the pledge of securities to secure borrowings under the BTFP.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2023, the balance of our outstanding advances with the FHLB was $23.5 million, all long-term advances based on original maturity, a decrease from $387.0 million at December 31, 2022, consisting of $333.5 million short-term and $53.5 million long-term advances; we decreased our use of FHLB advances as we utilized the BTFP. The total amount of the remaining credit available to us from the FHLB at December 31, 2023 was $919.5 million. At December 31, 2023, our FHLB borrowings were collateralized by a blanket pledge of certain loans totaling approximately $975.4 million.

Beginning in March 2023, we became eligible to borrow from the BTFP, which provides additional liquidity through borrowings secured by the pledging of certain qualifying securities and other assets valued at par. The BTFP is a one-year program ending March 11, 2024, and we can borrow any time during the term and can repay the obligation at any time without penalty. During the second quarter, we utilized the BTFP to secure fixed rate funding for a one-year term and reduce short-term FHLB advances, which are priced daily. During the fourth quarter of 2023 and again in the first quarter of 2024, we refinanced all of our borrowings under the BTFP with new borrowings under the BTFP with a one-year term due to more favorable rates. At December 31, 2023, borrowings outstanding under the BTFP were $212.5 million, and our remaining borrowing capacity under the BTFP was $58.5 million based on the value of securities available to be used as collateral, valued at par value as permitted under the program.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by certain investment securities. We had $8.6 million of repurchase agreements outstanding at December 31, 2023, and none at December 31, 2022.

We maintain unsecured lines of credit with FNBB and TIB totaling $60.0 million. These lines of credit are federal funds lines of credit and are used for overnight borrowing only. There were no outstanding balances on our unsecured lines of credit at December 31, 2023 or 2022.

At December 31, 2023, we held $32.0 million of cash and cash equivalents and maintained approximately $1.04 billion of available funding from FHLB advances, the BTFP, and unsecured lines of credit with correspondent banks. Cash and cash equivalents and available funding represent 149% of uninsured deposits of $720.1 million at December 31, 2023.

In addition, at both December 31, 2023 and 2022 we had $45.0 million in aggregate principal amount of subordinated debt outstanding. In April 2022, we completed a private placement of $20.0 million in aggregate principal amount of our 2032 Notes, and used the majority of the proceeds to redeem $18.6 million of our 2027 Notes in June 2022. For additional information, see Note 10. Subordinated Debt Securities and see Discussion and Analysis of Financial Condition – Borrowings above.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. In recent periods, the proportion of our deposits represented by noninterest-bearing deposits has declined primarily due to rising market interest rates as customers have migrated to higher yielding alternatives. At December 31, 2023, we held $269.1 million of brokered time deposits and no brokered demand deposits, as defined for federal regulatory purposes, to secure fixed cost funding and reduce FHLB advances. At December 31, 2022, we held $10.0 million of brokered time deposits and no brokered demand deposits, as defined for federal regulatory purposes. We have historically utilized brokered demand deposits, due to more favorable pricing, to satisfy the required borrowings under interest rate swap agreements. We also hold QwickRate® deposits, included in our time deposit balances, which we obtain through a qualified network, to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At December 31, 2023, we held $17.0 million of QwickRate® deposits, a decrease compared to $26.5 million at December 31, 2022.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the years ended December 31, 2023 and 2022.

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Year ended December 31,		Year ended December 31,
	2023	2022	2023	2022
Noninterest-bearing demand	20%	26%	—%	—%
Interest-bearing demand	27	38	1.30	0.27
Brokered demand deposits	—	—	—	0.42
Savings deposits	5	7	0.40	0.05
Brokered time deposits	7	—	5.02	4.80
Time deposits	28	18	3.48	0.88
Short-term borrowings	10	6	4.93	3.05
Borrowed funds	3	5	4.54	3.49
Total deposits and borrowed funds	100%	100%	2.33%	0.63%

Capital Resources. Our primary sources of capital include retained earnings, capital obtained through acquisitions and proceeds from the sale of our capital stock and subordinated debt. We may issue capital stock and debt securities from time to time to fund acquisitions and support our organic growth. In April 2022, we completed a private placement of $20.0 million in aggregate principal amount of our 2032 Notes, which are intended to quality as Tier 2 capital for regulatory purposes, and used the majority of the proceeds to redeem $18.6 million of our 2027 Notes in June 2022. During 2019, we issued $25.0 million of our 2029 Notes, which are intended to qualify as Tier 2 capital for regulatory capital purposes. For additional information see Discussion and Analysis of Financial Condition – Borrowings.

During 2023, we paid $3.8 million in dividends, compared to $3.6 million in 2022 and $3.1 million in 2021. Our board of directors has authorized a share repurchase program and during 2023 we paid $3.0 million to repurchase our shares, compared to $10.5 million in 2022 and $6.9 million in 2021. The aggregate purchase price does not include the effect of excise tax expense incurred on net share repurchases. On July 19, 2023 and September 21, 2022, the board of directors approved an additional 350,000 shares and 300,000 shares, respectively, of the Company’s common stock for repurchase. At December 31, 2023, we had 514,266 shares of our common stock remaining authorized for repurchase under the program. For additional information, see Note 10. Subordinated Debt Securities and Note 13. Stockholders' Equity.

We are subject to restrictions on dividends under applicable banking laws and regulations. Please refer to the discussion under the heading “Supervision and Regulation – Dividends” in Item 1. Business, for more information. We are also subject to additional legal and contractual restrictions on dividends. Please refer to the discussion under the heading “Dividend Policy” in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and under the heading “Common Stock – Dividend Restrictions” in Note 13. Stockholders' Equity.

We are subject to various regulatory capital requirements administered by the Federal Reserve and the OCC. These requirements are described in greater detail under the heading “Supervision and Regulation – Regulatory Capital Requirements” of Item 1. Business. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers(1)	Tier 1 Leverage Ratio	Common Equity Tier 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Ratio of Tangible Equity to Total Assets
Well capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized					2% or less

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

The Company and the Bank each were in compliance with all regulatory capital requirements as of December 31, 2023, 2022 and 2021. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
December 31, 2023
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$239,095	8.35%	$—	—%
Tier 1 common equity to risk-weighted assets	229,595	9.51	—	—
Tier 1 capital to risk-weighted assets	239,095	9.90	—	—
Total capital to risk-weighted assets	313,574	12.99	—	—
Investar Bank:
Tier 1 capital to average assets (leverage)	280,687	9.81	143,085	5.00
Tier 1 common equity to risk-weighted assets	280,687	11.64	156,805	6.50
Tier 1 capital to risk-weighted assets	280,687	11.64	192,990	8.00
Total capital to risk-weighted assets	310,846	12.89	241,238	10.00

December 31, 2022
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$231,048	8.53%	$—	—%
Tier 1 common equity to risk-weighted assets	221,548	9.79	—	—
Tier 1 capital to risk-weighted assets	231,048	10.21	—	—
Total capital to risk-weighted assets	300,009	13.25	—	—
Investar Bank:
Tier 1 capital to average assets (leverage)	267,603	9.89	135,344	5.00
Tier 1 common equity to risk-weighted assets	267,603	11.83	147,044	6.50
Tier 1 capital to risk-weighted assets	267,603	11.83	180,977	8.00
Total capital to risk-weighted assets	292,339	12.92	226,221	10.00

Off-Balance Sheet Transactions and Lease Obligations

Swap Contracts. The Bank historically has entered into interest rate swap contracts, some of which are forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. At December 31, 2023 and December 31, 2022, the Company had no current or forward starting interest rate swap agreements. For additional information, see Note 12. Derivative Financial Instruments.

During the year ended December 31, 2022, we voluntarily terminated our remaining interest rate swap agreements with a total notional amount of $115.0 million in response to market conditions. During year ended December 31, 2021, we voluntarily terminated interest rate swap agreements with a total notional amount of $150.0 million in response to market conditions and as a result of excess liquidity. For years ended December 31, 2022 and December 31, 2021, unrealized gains of $6.4 million and $1.4 million, respectively, net of tax expenses of $1.7 million and $0.4 million, respectively, were reclassified from “Accumulated other comprehensive (loss) income” and recorded as “Swap termination fee income” in noninterest income in the accompanying consolidated statements of income.

For the years ended December 31, 2022 and December 31, 2021, a gain of $4.3 million, net of a $1.2 million tax expense, and a gain of $5.3 million, net of a $1.4 million tax expense, respectively, was recognized in “Other comprehensive income (loss)” in the accompanying consolidated statements of comprehensive (loss) income for the change in fair value of the interest rate swap contracts.

The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging,” and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, “Fair Value Measurement.” The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the years ended December 31, 2023, 2022, and 2021. At December 31, 2023, we had notional amounts of $174.9 million in interest rate swap contracts with customers and $174.9 million in offsetting interest rate swap contracts with other financial institutions. The fair value of the swap contracts consisted of gross assets of $17.3 million and gross liabilities of $17.3 million recorded in “Other assets” and “Accrued taxes and other liabilities”, respectively, in the accompanying consolidated balance sheet.

Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for credit losses. The reserve for unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. At December 31, 2023 and 2022, the reserve for unfunded loan commitments was $0.3 million and $0.4 million, respectively.

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

	December 31, 2023	December 31, 2022
Commitments to extend credit:
Loan commitments	$413,019	$333,040
Standby letters of credit	17,844	11,379

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at December 31, 2023, the Company had unfunded commitments of $1.3 million for its investment in Small Business Investment Company qualified funds.

For each of the years ended December 31, 2023 and 2022, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations, or cash flows currently or in the future.

Lease Obligations. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.

The following table presents, as of December 31, 2023, contractually obligated lease payments due under non-cancelable operating leases by payment date (dollars in thousands).

Less than one year	$381
One to three years	727
Three to five years	682
Over five years	671
Total	$2,461

On January 27, 2023, we completed the previously announced sale of certain assets, deposits and other liabilities associated with the Alice and Victoria, Texas branch locations. Upon the completion of the sale, we recorded $0.3 million of occupancy expense to terminate the remaining contractually obligated lease payments due under non-cancelable operating leases.

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

Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2023, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2023, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.”

HORNE LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this annual report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

Date: March 7, 2024	By:	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer

Date: March 7, 2024	By:	/s/ John R. Campbell
John R. Campbell
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Investar Holding Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Investar Holding Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated financial statements of the Company as of December 31, 2023 and our report dated March 7, 2024 expressed an unqualified opinion.

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

/s/ HORNE LLP

Baton Rouge, Louisiana

March 7, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Investar Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Investar Holding Corporation (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 7, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Emphasis-of-Matter

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Codification ASC 326: Financial Instruments – Credit Losses (“ASC 326”). The Company adopted the new credit loss standard using the modified retrospective approach such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. Our opinion is not modified with respect to this matter.

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

Allowance for Credit Losses

Description of the Matter

As described in Notes 1 and 3 to the financial statements, the Company’s allowance for credit losses (“ACL”) is a valuation that reflects the Company’s best estimate of expected credit losses inherent within the Company’s loans held for investment portfolio and is maintained at a level believed adequate by management to absorb credit losses inherent in the entire loan portfolio in accordance with Accounting Standards Codification ASC 326: Financial Instruments – Credit Losses. The ACL is measured over the contractual life of loans held for investments and is estimated using relevant available information relating to past events, current conditions and reasonable and supportable forecasts, as well as qualitative adjustments. The ACL was $30,540,000 at December 31, 2023, which consists of two components; the loss allocations on pools of loans that share similar risk characteristics and loss allocations on individual loans that do not share similar risk characteristics with other loans and the measurement of expected credit loss for such individual loans.

The Company’s measurement of expected credit losses of loans on a pool basis when the loans share similar risk characteristics is based off historical data that is adjusted, as necessary, for qualitative factors where there are differences in the historical loss data of the Company and current or projected future conditions. Consideration of the relevant qualitative factors are used to bring the ACL to the level management believes is appropriate based on factors that are otherwise unaccounted for in the quantitative process. The ACL also includes reserves for loans evaluated on an individual basis, such as certain loans on nonaccrual. Management applies judgment in the determination of the qualitative factors and reserves assigned on an individual basis to estimate the ACL.

The ACL was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management including the judgment required in evaluating management's determination of the qualitative factors and the reserve assumptions for loans evaluated on an individual basis.

How we Addressed the Matter in Our Audit

The primary audit procedures we performed in responses to this critical audit matter included:

•	Obtained an understanding of the Company's process for establishing the ACL, including determination of the qualitative factors and reserve assumptions for loans evaluated on an individual basis, and evaluated the process utilized by management to challenge the model results and determine the best estimate of the ACL as of the balance sheet date.
•	Evaluated the design and tested the operating effectiveness of the controls associated with the ACL process, including controls around the reliability and accuracy of data used in the model, management's review and approval of the selected qualitative factors, the reserve assumptions for loans evaluated on an individual basis, the governance of the credit loss methodology, and management's review and approval of the ACL.
•

Assessed reasonableness of model methodology and key modeling assumptions, as well as the appropriateness of management’s qualitative framework, and reserve assumptions for loans evaluated on an individual basis.

•	Performed specific substantive tests of the model utilized, qualitative factors and the reserve assumptions for loans evaluated on an individual basis. We evaluated if qualitative factors were applied based on a comprehensive framework and compared the adjustments utilized by management to both internal portfolio metrics and external macroeconomic data (as applicable) to support adjustments and evaluate trends in such adjustments. Within our reserve testing for loans evaluated on an individual basis, we evaluated management’s assumptions, including collateral valuations. In addition, we evaluated the Company’s estimate of the overall ACL giving consideration to the Company’s borrowers, loan portfolio, and macroeconomic trends, independently obtained and compared such information to comparable financial institutions and considered whether new or contrary information existed.

We have served as the Company’s auditor since 2020.

/s/ HORNE LLP

Baton Rouge, Louisiana

March 7, 2024

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2023	2022
ASSETS
Cash and due from banks	$28,285	$30,056
Interest-bearing balances due from other banks	3,724	10,010
Federal funds sold	—	193
Cash and cash equivalents	32,009	40,259

Available for sale securities at fair value (amortized cost of $419,283 and $467,316, respectively)	361,918	405,167
Held to maturity securities at amortized cost (estimated fair value of $20,513 and $7,922, respectively)	20,472	8,305
Loans	2,210,619	2,104,767
Less: allowance for credit losses	(30,540)	(24,364)
Loans, net	2,180,079	2,080,403
Equity securities	14,597	27,254
Bank premises and equipment, net of accumulated depreciation of $19,476 and $22,025, respectively	44,183	49,587
Other real estate owned, net	4,438	682
Accrued interest receivable	14,366	12,749
Deferred tax asset	16,910	16,438
Goodwill and other intangible assets, net	42,320	43,147
Bank owned life insurance	58,797	57,379
Other assets	25,066	12,437
Total assets	$2,815,155	$2,753,807

LIABILITIES
Deposits:
Noninterest-bearing	$448,752	$580,741
Interest-bearing	1,806,975	1,501,624
Total deposits	2,255,727	2,082,365
Advances from Federal Home Loan Bank	23,500	387,000
Borrowings under Bank Term Funding Program	212,500	—
Repurchase agreements	8,633	—
Subordinated debt, net of unamortized issuance costs	44,320	44,225
Junior subordinated debt	8,630	8,515
Accrued taxes and other liabilities	35,077	15,920
Total liabilities	2,588,387	2,538,025

Commitments and contingencies (Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 9,748,067 and 9,901,847 shares issued and outstanding, respectively	9,748	9,902
Surplus	145,456	146,587
Retained earnings	116,711	108,206
Accumulated other comprehensive loss	(45,147)	(48,913)
Total stockholders’ equity	226,768	215,782
Total liabilities and stockholders’ equity	$2,815,155	$2,753,807

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

	For the years ended December 31,
	2023	2022	2021
INTEREST INCOME
Interest and fees on loans	$117,892	$93,373	$90,230
Interest on investment securities
Taxable	12,372	9,796	3,948
Tax-exempt	693	482	552
Other interest income	2,244	918	812
Total interest income	133,201	104,569	95,542

INTEREST EXPENSE
Interest on deposits	42,072	6,250	7,487
Interest on borrowings	16,609	8,534	4,241
Total interest expense	58,681	14,784	11,728
Net interest income	74,520	89,785	83,814

Provision for credit losses	(2,000)	2,922	22,885
Net interest income after provision for credit losses	76,520	86,863	60,929

NONINTEREST INCOME
Service charges on deposit accounts	3,090	3,090	2,422
(Loss) gain on call or sale of investment securities, net	(323)	6	2,321
Loss on sale or disposition of fixed assets, net	(1,323)	(258)	(408)
(Loss) gain on sale of other real estate owned, net	(114)	9	(5)
Swap termination fee income	—	8,077	1,835
Gain on sale of loans	75	37	199
Servicing fees and fee income on serviced loans	14	74	204
Interchange fees	1,697	2,036	1,920
Income from bank owned life insurance	1,417	1,305	1,146
Change in the fair value of equity securities	(65)	(90)	214
Income from insurance proceeds	—	1,384	—
Other operating income	2,070	2,680	2,194
Total noninterest income	6,538	18,350	12,042
Income before noninterest expense	83,058	105,213	72,971

NONINTEREST EXPENSE
Depreciation and amortization	3,780	4,435	4,988
Salaries and employee benefits	37,143	34,974	35,527
Occupancy	2,994	2,915	2,753
Data processing	3,482	3,600	3,112
Marketing	302	262	275
Professional fees	1,933	1,774	1,585
Loss on early extinguishment of subordinated debt	—	222	—
Acquisition expense	—	—	2,448
Other operating expenses	12,996	12,683	12,374
Total noninterest expense	62,630	60,865	63,062
Income before income tax expense	20,428	44,348	9,909
Income tax expense	3,750	8,639	1,909
Net income	$16,678	$35,709	$8,000

EARNINGS PER SHARE
Basic earnings per share	$1.69	$3.54	$0.77
Diluted earnings per share	1.69	3.50	0.76
Cash dividends declared per common share	0.395	0.365	0.31

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	For the years ended December 31,
	2023	2022	2021
Net income	$16,678	$35,709	$8,000
Other comprehensive income (loss):
Investment securities:
Unrealized gain (loss), available for sale, net of tax expense (benefit) of $951, ($12,993), and ($694), respectively	3,510	(48,019)	(2,611)
Reclassification of realized loss (gain), available for sale, net of tax benefit (expense) of $67, ($1), and ($488), respectively	256	(5)	(1,833)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0 for all respective periods	—	(1)	(1)
Derivative financial instruments:
Change in fair value of interest rate swaps designated as cash flow hedges, net of tax expense of $0, $1,151, and $1,396, respectively	—	4,329	5,253
Reclassification of realized gain, interest rate swap termination, net of tax expense of $0, $1,697, and $385, respectively	—	(6,380)	(1,450)
Total other comprehensive income (loss)	3,766	(50,076)	(642)
Total comprehensive income (loss)	$20,444	$(14,367)	$7,358

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance, December 31, 2020	$10,609	$159,485	$71,385	$1,805	$243,284
Surrendered shares	(19)	(348)	—	—	(367)
Shares repurchased	(359)	(6,566)	—	—	(6,925)
Options exercised	47	685	—	—	732
Dividends declared, $0.31 per share	—	—	(3,225)	—	(3,225)
Stock-based compensation	65	1,676	—	—	1,741
Net income	—	—	8,000	—	8,000
Other comprehensive loss, net	—	—	—	(642)	(642)
Balance, December 31, 2021	$10,343	$154,932	$76,160	$1,163	$242,598
Surrendered shares	(24)	(462)	—	—	(486)
Shares repurchased	(519)	(10,021)	—	—	(10,540)
Options exercised	10	123	—	—	133
Dividends declared, $0.365 per share	—	—	(3,663)	—	(3,663)
Stock-based compensation	92	2,015	—	—	2,107
Net income	—	—	35,709	—	35,709
Other comprehensive loss, net	—	—	—	(50,076)	(50,076)
Balance, December 31, 2022	$9,902	$146,587	$108,206	$(48,913)	$215,782
Cumulative effect of adoption of ASU 2016-13, net	—	—	(4,295)	—	(4,295)
Surrendered shares	(22)	(330)	—	—	(352)
Shares repurchased	(222)	(2,804)	—	—	(3,026)
Options exercised	8	97	—	—	105
Dividends declared, $0.395 per share	—	—	(3,878)	—	(3,878)
Stock-based compensation	82	1,906	—	—	1,988
Net income	—	—	16,678	—	16,678
Other comprehensive income, net	—	—	—	3,766	3,766
Balance, December 31, 2023	$9,748	$145,456	$116,711	$(45,147)	$226,768

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$16,678	$35,709	$8,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,780	4,435	4,988
Provision for credit losses	(2,000)	2,922	22,885
Net accretion of purchase accounting adjustments	(274)	(95)	(1,560)
Net (accretion) amortization of securities	(62)	972	3,484
Loss (gain) on call or sale of investment securities, net	323	(6)	(2,321)
Loss on sale or disposition of fixed assets, net	1,323	258	408
Loss (gain) on sale of other real estate owned, net	114	(9)	5
Gain on sale of loans to First Community Bank	(75)	—	—
Loss on early extinguishment of subordinated debt	—	222	—
FHLB stock dividend	(642)	(152)	(40)
Stock-based compensation	1,988	2,107	1,741
Deferred taxes	(350)	(655)	(547)
Net change in value of bank owned life insurance	(1,417)	(1,305)	(1,143)
Amortization of subordinated debt issuance costs	95	66	92
Change in the fair value of equity securities	65	90	(214)
Loans held for sale:
Originations	—	(624)	(10,235)
Proceeds from sales	—	1,281	9,814
Gain on sale of loans	—	(37)	(199)
Net change in:
Accrued interest receivable	(518)	(1,394)	2,451
Other assets	5,772	(1,732)	(3,086)
Accrued taxes and other liabilities	1,447	695	(1,042)
Net cash provided by operating activities	26,247	42,748	33,481

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	14,974	—	137,803
Purchases of securities available for sale	(107,904)	(181,636)	(255,455)
Purchases of securities held to maturity	(14,056)	—	—
Proceeds from maturities, prepayments and calls of investment securities available for sale	140,712	60,173	84,729
Proceeds from maturities, prepayments and calls of investment securities held to maturity	1,879	1,933	2,149
Proceeds from redemption or sale of equity securities	17,429	1,225	574
Purchases of equity securities	(4,196)	(11,615)	(523)
Net decrease (increase) in loans	41,999	(225,090)	86,967
Proceeds from sales of other real estate owned	1,484	6,071	878
Purchases of other real estate owned	—	—	(501)
Proceeds from sales of fixed assets	42	4,692	194
Purchase of loans	(163,842)	—	—
Purchases of fixed assets	(1,072)	(1,056)	(3,318)
Purchases of bank owned life insurance	—	(5,000)	(8,000)
Purchases of other investments	(617)	(718)	(233)
Distributions from investments	274	34	23
Cash paid for branch sale to First Community Bank, net of cash received	(596)	—	—
Cash acquired from acquisition of Cheaha Financial Group, net of cash paid	—	—	8,112
Net cash (used in) provided by investing activities	(73,490)	(350,987)	53,399

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)

	For the years ended December 31,
	2023	2022	2021
Cash flows from financing activities
Net increase (decrease) in customer deposits	188,125	(38,249)	25,946
Net increase (decrease) in repurchase agreements	8,633	(5,783)	130
Net (decrease) increase in short-term FHLB advances	(333,500)	333,500	(42,000)
Net increase in borrowings under the Bank Term Funding Program	212,500	—	—
Repayment of long-term FHLB advances	(30,000)	(25,000)	—
Cash dividends paid on common stock	(3,844)	(3,552)	(3,090)
Payments to repurchase common stock	(3,026)	(10,540)	(6,925)
Proceeds from stock options exercised	105	133	732
Proceeds from subordinated debt, net of issuance costs	—	19,548	—
Extinguishment of subordinated debt	—	(18,600)	—
Net cash provided by (used in) financing activities	38,993	251,457	(25,207)
Net (decrease) increase in cash and cash equivalents	(8,250)	(56,782)	61,673
Cash and cash equivalents, beginning of period	40,259	97,041	35,368
Cash and cash equivalents, end of period	$32,009	$40,259	$97,041

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Income taxes	$2,899	$8,887	$4,207
Interest on deposits and borrowings	56,773	14,409	11,817
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfer from loans to other real estate owned	$3,930	$3,327	$521
Transfer from bank premises and equipment to other real estate owned	1,425	525	1,850

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Investar Holding Corporation is a financial holding company headquartered in Baton Rouge, Louisiana, that provides, through its wholly-owned subsidiary, Investar Bank, National Association (the “Bank”), full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals, and small to medium-sized businesses throughout its markets in south Louisiana, southeast Texas and Alabama.

Basis of Presentation

The consolidated financial statements of Investar Holding Corporation and its wholly-owned subsidiary, the Bank (together, the “Company”), have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and to generally accepted practices within the banking industry.

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

The COVID-19 pandemic and, in 2022 and 2023, rising inflation and interest rates have made certain estimates more challenging, including those discussed above.

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

See “Allowance for Credit Losses” below for the accounting treatment of the allowance of credit losses for AFS and HTM securities.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the unpaid principal balance outstanding, net of purchase premiums or discounts, deferred income (net of costs), any direct principal charge-offs, and an allowance for credit losses. Interest on loans is calculated by using the effective interest rate on daily balances of the principal amount outstanding. Loan origination fees, net of direct loan origination costs, and commitment fees, are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable.

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

See “Acquisition Accounting” below for accounting treatment of loans acquired through business acquisitions.

Employee Retention Credit

The CARES Act provided for an Employee Retention Credit (“ERC”), which is a broad based refundable payroll tax credit that incentivized businesses to retain employees on the payroll during the COVID-19 pandemic. The ERC is a credit against certain employment taxes of up to $5,000 per employee for eligible employers based on certain wages paid after March 12, 2020 through December 31, 2020. In 2021, the tax credit increased to up to $7,000 for each quarter, equal to 70% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee per quarter. The ERC terminated effective September 30, 2021. The Company qualified for the ERC based on the significant adverse financial impacts of the COVID-19 pandemic. In the fourth quarter of 2022, Company recorded a $2.3 million reduction to payroll taxes related to the second quarter of 2021, and in the fourth quarter of 2021, the Company recorded a $1.9 million reduction to payroll taxes related to the first quarter of 2021, which are included as part of “Salaries and employee benefits” in noninterest expense on the accompanying consolidated statements of income for the years ended December 31, 2022 and 2021.

Allowance for Credit Losses

For reporting periods beginning on and after January 1, 2023, reflecting the adoption of ASU 2016-13:

The Company’s allowance for credit losses is determined using a current expected credit loss (“CECL”) model. The allowance for credit losses represents the measurement of all expected credit losses for financial assets accounted for on an amortized cost basis. Expected losses at the reporting date are calculated based on historical experience, current conditions, and reasonable and supportable forecasts. The lifetime expected credit losses are recorded at the time the financial asset is originated or acquired and adjusted each period as a provision for credit losses for changes in expected lifetime credit losses. The Company developed a CECL model methodology that calculates expected credit losses over the life of the portfolio by analyzing the composition, characteristics and quality of the loan and securities portfolios, as well as prevailing economic conditions and forecasts. The Company’s CECL calculation estimates loan losses using a combination of discounted cash flow and remaining life analyses. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, when necessary, the model reverts back to the historical loss rates adjusted for qualitative factors related to current conditions using a four-quarter reversion period.

The allowance for credit losses is measured on a pool basis when similar risk characteristics exist and is maintained at an amount which management believes is a current estimate of the expected credit losses for the full life of the relevant pool of loans and related unfunded lending commitments. For modeling purposes, loan pools include: agriculture and farmland, automotive, commercial and industrial, construction and development, commercial real estate - nonowner-occupied and multifamily, commercial real estate - owner-occupied, credit cards, home equity lines of credit and junior liens, consumer, residential senior liens, and other loans, which primarily consist of public finance. Management periodically reassesses each pool to confirm that the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary. For each pool of loans, the Company evaluates and applies qualitative adjustments to the calculated allowance for credit losses based on several factors, including, but not limited to, changes in current and expected future economic conditions, changes in the nature and volume of the portfolio, changes in levels of concentrations, changes in the volume and severity of past due loans, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded lending commitments to calculate an allowance for credit losses.

Loans that do not share similar risk characteristics with other loans are excluded from the loan pools and individually evaluated for impairment. Individually evaluated loans are loans for which it is probable that all the amounts due under the contractual terms of the loan will not be collected. The allowance for credit losses on loans that are individually evaluated is based on a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan’s original effective interest rate, observable market price for the loan or the fair value of the collateral underlying certain collateral dependent loans. The allowance for credit losses is established after input from management as well as our risk management department and our special assets committee. For collateral dependent loans where the borrower is experiencing financial difficulty, which the Company evaluates independently from the loan pool, the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, which is based on third-party appraisals. Credits deemed uncollectible are charged to the allowance for credit losses. Provisions for credit losses and recoveries on loans previously charged off are adjustments to the allowance for credit losses.

Expected credit losses on AFS securities are recorded in an allowance for credit losses when management does not intend to sell or believes that it is not more likely than not that they will be required to sell the securities prior to recovery of the securities’ amortized cost basis. If management has the intent to sell or believes it is more likely than not the Company will be required to sell an impaired available for sale security before recovery of the amortized cost basis, the credit loss is recorded as a direct write-down of the amortized cost basis. In evaluating AFS securities in an unrealized loss position for credit losses, the Company considers the nature of the investments, the current market price, and the current interest rate environment, among other factors. Declines in the fair value of AFS securities that are not considered credit related are recognized in accumulated other comprehensive income.

Expected credit losses on HTM securities are recorded in an allowance for credit losses and estimated using a probability of loss model based on reasonable and supportable forecasts. HTM securities are evaluated on a collective basis by security type. In evaluating HTM securities in an unrealized loss position for credit losses, the Company considers the nature of the investments, the current market price, and the current interest rate environment, among other factors.

See “Accounting Standards Adopted in 2023” below for additional information.

For reporting periods prior to  January 1, 2023, prior to the adoption of ASU 2016-13:

Prior to the adoption of CECL, the Company established an allowance for loan losses in an amount that management believed would be adequate to absorb probable losses inherent in the loan portfolio as of the balance sheet date based on evaluations of the collectability of loans and prior loan loss experience. The evaluations took into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. This evaluation was inherently subjective as it required estimates that were susceptible to significant revision as more information became available. Allowances for impaired loans were generally determined based on collateral values or the present value of estimated cash flows. Credits deemed uncollectible were charged to the allowance. Provisions for loan losses and recoveries on loans previously charged off were adjusted to the allowance. Past due status was determined based on contractual terms.

The allowance consisted of allocated and general components. The allocated component related to loans that were classified as impaired. For loans that were classified as impaired, an allowance was established when the discounted cash flows (or collateral value or observable market price) of the impaired loan was lower than the carrying value of that loan. The general component covered non-classified loans and was based on historical loss experience adjusted for qualitative factors. Based on management’s review and observations made through qualitative review, management may apply qualitative adjustments to determine loss estimates at a group and/or portfolio segment level as deemed appropriate. Management had an established methodology to determine the adequacy of the allowance for loan losses that assessed the risks and losses inherent in the portfolio and portfolio segments. The Company utilized an internally developed model that required judgment to determine the estimation method that fit the credit risk characteristics of the loans in its portfolio and portfolio segments. Qualitative and environmental factors that may not be directly reflected in quantitative estimates include: asset quality trends, changes in loan concentrations, new products and process changes, changes and pressures from competition, changes in lending policies and underwriting practices, trends in the nature and volume of the loan portfolio, changes in experience and depth of lending staff and management and national and regional economic trends. The Company also considered third party or comparable company loss data. Changes in these factors were considered in determining changes in the allowance for loan losses. The impact of these factors on the Company’s qualitative assessment of the allowance for loan losses could change from period to period based on management’s assessment of the extent to which these factors were already reflected in historic loss rates. The uncertainty inherent in the estimation process was also considered in evaluating the allowance for loan losses.

Equity Securities

Equity securities primarily consist of Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank of Atlanta (“FRB”) stock. Members of the FHLB and FRB are required to own a certain amount of stock based on the level of borrowings and other factors and  may invest in additional amounts. FHLB stock and FRB stock is carried at cost, is restricted as to redemption, and is periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income. Equity securities also include investments in our other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of equity securities in our correspondent banks at December 31, 2023 and 2022 was $13.4 million and $26.0 million, respectively.

In addition, equity securities include marketable securities in corporate stocks and mutual funds which totaled $1.2 million at both  December 31, 2023 and 2022.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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

Other Real Estate Owned

Real estate acquired through foreclosure, or other real estate owned on the consolidated balance sheets, is initially recorded at fair value at the time of foreclosure, less estimated selling cost, and any related write down is charged to the allowance for credit losses. Valuations are periodically performed by management and provisions for estimated losses on other real estate owned are charged to expense when fair value is determined to be less than the carrying value.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill and other intangible assets deemed to have an indefinite useful life are not amortized but instead are subject to review for impairment annually, or more frequently if deemed necessary, in accordance with the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other.”

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” If impaired, the asset is written down to its estimated fair value. No impairment charges have been recognized through December 31, 2023. Core deposit intangibles representing the value of the acquired core deposit base are generally recorded in connection with business combinations involving banks and branch locations. The Company’s policy is to amortize core deposit intangibles over the estimated useful life of the deposit base. The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant revision of the remaining period of amortization. The Company’s core deposit intangibles are currently amortized using the sum-of-the-years-digits basis over 10 to 15 years. See Note 7. Goodwill and Other Intangible Assets, for additional information.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation - Stock Compensation.” Under this accounting guidance, fair value is established as the measurement objective in accounting for share-based payment awards and requires the application of a fair value based measurement method in accounting for compensation costs, which is recognized over the requisite service period. The impact of forfeitures of share-based payment awards on compensation expense is recognized as forfeitures occur. See Note 14. Stock-Based Compensation, for further disclosures regarding stock-based compensation.

Off-Balance Sheet Credit-Related Financial Instruments

The Company accounts for its guarantees in accordance with the provisions of ASC Topic 460, “Guarantees.” In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit card agreements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Derivative Financial Instruments

ASC Topic 815, “Derivatives and Hedging,” requires that all derivatives be recognized as assets or liabilities in the balance sheet at fair value. Derivatives executed with the same counterparty are generally subject to master netting arrangements, however, fair value amounts recognized for derivative financial instruments and fair value amounts recognized for the right/obligation to reclaim/return cash collateral are not offset for financial reporting purposes.

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

In applying hedge accounting for derivatives, the Company establishes a method for assessing the effectiveness of the hedging derivative and a measurement approach for determining the ineffective aspect of the hedge upon the inception of the hedge. These methods are consistent with the Company’s approach to managing risk. Note 12. Derivative Financial Instruments, describes the derivative instruments currently used by the Company and discloses how these derivatives impact the Company’s financial position and results of operations.

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

Revenue Recognition

The Company recognizes revenue in the consolidated statements of income as it is earned and when collectability is reasonably assured. The primary source of revenue is interest income from interest-earning assets, which is recognized on the accrual basis of accounting using the effective interest method. The recognition of revenues from interest-earning assets is based upon formulas from underlying loan agreements, securities contracts, or other similar contracts. Noninterest income is recognized on the accrual basis of accounting as services are provided or as transactions occur. Noninterest income includes fees from deposit accounts, merchant services, automated teller machine (“ATM”) and debit card fees, servicing fees, interchange fees, and other miscellaneous services and transactions.

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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Acquisition Accounting

The Company follows the FASB ASC Topic 805, “Business Combinations” (“ASC 805”) to determine the appropriate accounting treatment for an acquisition. ASC 805 prescribes an initial fair value screen to determine if substantially all of the fair value of the assets acquired is concentrated in a single asset or group of similar assets. If the initial screen test is met, the assets acquired represent an asset acquisition rather than a business combination.

Loans acquired in an asset acquisitions are recorded using the cost accumulation and allocation model whereby the cost of the acquisition is allocated on a relative fair value basis to the assets acquired.

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

Loans acquired in a business combination are recorded at their estimated fair value as of the acquisition date. The fair value of loans acquired is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest prepayments, estimated payments, estimated default rates, estimated loss severity in the event of defaults, and current market rates. The fair value adjustment for performing acquired loans is accreted over the life of the loan using the effective interest method. Estimated credit losses are included in the determination of fair value; therefore, an allowance for credit losses is not recorded on the acquisition date. Subsequent to acquisition, acquired performing loans are evaluated using a similar allowance methodology as the legacy portfolio. An allowance for credit losses is only recorded to the extent that the required reserves exceed the unaccreted fair value adjustment.

The Company accounts for purchased credit deteriorated (“PCD”) assets under ASC Topic 326. The CECL estimate for PCD assets is recognized through the allowance for credit losses with an offset to the amortized cost basis of the PCD asset at the date of acquisition. Subsequent changes in the allowance for credit losses for PCD assets are recognized through a provision for credit losses on loans.

Share Repurchases

The Louisiana Business Corporation Act does not include the concept of treasury stock. Rather, shares purchased by the Company constitute authorized but unissued shares. Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law. The Company’s consolidated financial statements as of December 31, 2023, 2022 and 2021 reflect this principle. The cost of shares purchased by the Company has been allocated to common stock and surplus balances.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Reclassifications

Certain reclassifications have been made to the 2022 and 2021 financial statements to conform to the 2023 presentation.

Accounting Standards Adopted in 2023

FASB ASC Topic 326 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” Update No. 2016-13 (“ASU 2016-13”). ASU 2016-13 became effective for the Company as a smaller reporting company on January 1, 2023. ASU 2016-13, also referred to as the Current Expected Credit Loss (“CECL”) standard, requires financial assets measured on an amortized cost basis, including loans and HTM debt securities, to be presented at an amount net of an allowance for credit losses, which reflects expected losses for the full life of the financial asset. Unfunded lending commitments are also within the scope of this topic. See “Allowance for Credit Losses” above for additional information on the calculation of the allowance for credit losses under ASU 2016-13.

The Company adopted ASU 2016-13 using the modified retrospective approach for all loans and off-balance sheet credit exposures measured at amortized cost, other than PCD financial assets. Results for reporting periods beginning after December 31, 2022 are presented in accordance with ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

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

(2)

The allowance for credit losses on unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The related provision for credit losses on unfunded loan commitments is included in “Provision for credit losses” in the accompanying consolidated statements of income for the year ended December 31, 2023.

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

FASB “Disclosure Improvements” Update No. 2023-06 (“ASU 2023-06”). In October 2023, the FASB issued ASU 2023-06, which amends the disclosure or presentation requirements related to various topics. The amendment is intended to align U.S. GAAP with the SEC’s regulations. ASU 2023-06 is required to be applied prospectively, and early adoption is prohibited. For reporting entities subject to the SEC’s existing disclosure requirements, the effective dates of ASU 2023-06 will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed and will not become effective for any entities. ASU 2023-06 is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASC Topic 740 “Income Taxes - Improvements to Income Tax Disclosures” Update No. 2023-09 (“ASU 2023-09”). In December 2023, the FASB issued ASU 2023-09, which enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disclosure of additional categories of information about federal, state and foreign income taxes in the rate reconciliation table and requires companies to provide more information about the reconciling items in some categories if a quantitative threshold is met. The adoption of ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is not expected to have a material impact on the Company’s consolidated financial statements.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 2. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$20,383	$100	$(440)	$20,043
Obligations of state and political subdivisions	18,768	11	(2,076)	16,703
Corporate bonds	30,097	—	(3,741)	26,356
Residential mortgage-backed securities	274,950	14	(42,919)	232,045
Commercial mortgage-backed securities	75,085	208	(8,522)	66,771
Total	$419,283	$333	$(57,698)	$361,918

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$30,370	$134	$(699)	$29,805
Obligations of state and political subdivisions	21,098	7	(2,727)	18,378
Corporate bonds	33,477	—	(3,535)	29,942
Residential mortgage-backed securities	298,867	10	(47,026)	251,851
Commercial mortgage-backed securities	83,504	179	(8,492)	75,191
Total	$467,316	$330	$(62,479)	$405,167

The Company calculates realized gains and losses on sales of debt securities under the specific identification method. Proceeds from sales of investment securities classified as AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Twelve months ended December 31,
	2023	2022	2021
Proceeds from sales	$14,974	$—	$137,803
Gross gains	$2	$—	$2,323
Gross losses	$(325)	$—	$(2)

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of state and political subdivisions	$18,163	$314	$(82)	$18,395
Residential mortgage-backed securities	2,309	—	(191)	2,118
Total	$20,472	$314	$(273)	$20,513

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of state and political subdivisions	$5,538	$1	$(127)	$5,412
Residential mortgage-backed securities	2,767	—	(257)	2,510
Total	$8,305	$1	$(384)	$7,922

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of December 31, 2023 or December 31, 2022.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The approximate fair value of AFS securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$1,268	$(7)	$9,284	$(433)	$10,552	$(440)
Obligations of state and political subdivisions	—	—	15,425	(2,076)	15,425	(2,076)
Corporate bonds	468	(28)	25,888	(3,713)	26,356	(3,741)
Residential mortgage-backed securities	2,705	(421)	228,415	(42,498)	231,120	(42,919)
Commercial mortgage-backed securities	1,085	(35)	50,271	(8,487)	51,356	(8,522)
Total	$5,526	$(491)	$329,283	$(57,207)	$334,809	$(57,698)

	Less than 12 Months		12 Months or More		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$16,017	$(688)	$1,013	$(11)	$17,030	$(699)
Obligations of state and political subdivisions	13,695	(1,427)	4,524	(1,300)	18,219	(2,727)
Corporate bonds	19,606	(1,170)	10,085	(2,365)	29,691	(3,535)
Residential mortgage-backed securities	134,419	(18,122)	116,132	(28,904)	250,551	(47,026)
Commercial mortgage-backed securities	27,181	(2,632)	32,432	(5,860)	59,613	(8,492)
Total	$210,918	$(24,039)	$164,186	$(38,440)	$375,104	$(62,479)

At  December 31, 2023, 698 of the Company’s AFS debt securities had unrealized losses totaling 14.7% of the individual securities’ amortized cost basis and 13.8% of the Company’s total amortized cost basis of the AFS investment securities portfolio. At such date, 682 of the 698 securities had been in a continuous loss position for over 12 months.

The approximate fair value of HTM securities, and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political subdivisions	$—	$—	$3,064	$(82)	$3,064	$(82)
Residential mortgage-backed securities	—	—	2,118	(191)	2,118	(191)
Total	$—	$—	$5,182	$(273)	$5,182	$(273)

	Less than 12 Months		12 Months or More		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political subdivisions	$3,536	$(127)	$—	$—	$3,536	$(127)
Residential mortgage-backed securities	2,510	(257)	—	—	2,510	(257)
Total	$6,046	$(384)	$—	$—	$6,046	$(384)

Unrealized losses are generally due to changes in market interest rates. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. Due to the nature of the investments, current market prices, and the current interest rate environment, the Company determined that these declines were not attributable to credit losses at December 31, 2023 and 2022.

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

	Securities Available For Sale		Securities Held to Maturity
December 31, 2023	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,034	$1,027	$960	$961
Due after one year through five years	28,620	27,623	2,556	2,582
Due after five years through ten years	43,634	39,971	4,647	4,621
Due after ten years	345,995	293,297	12,309	12,349
Total debt securities	$419,283	$361,918	$20,472	$20,513

	Securities Available For Sale		Securities Held to Maturity
December 31, 2022	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,082	$1,072	$915	$915
Due after one year through five years	32,452	31,394	960	961
Due after five years through ten years	52,093	48,229	3,663	3,536
Due after ten years	381,689	324,472	2,767	2,510
Total debt securities	$467,316	$405,167	$8,305	$7,922

Accrued interest receivable on the Company’s investment securities was $1.7 million at both  December 31, 2023 and  December 31, 2022, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

At December 31, 2023, securities with a carrying value of $296.2 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $165.7 million in pledged securities at December 31, 2022.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	December 31,
	2023	2022
Construction and development	$190,371	$201,633
1-4 Family	413,786	401,377
Multifamily	105,946	81,812
Farmland	7,651	12,877
Commercial real estate	937,708	958,243
Total mortgage loans on real estate	1,655,462	1,655,942
Commercial and industrial	543,421	435,093
Consumer	11,736	13,732
Total loans	$2,210,619	$2,104,767

Unamortized premiums and discounts on loans, included in the total loans balances above, were $0.2 million and $0.8 million at  December 31, 2023 and  December 31, 2022, respectively. Unearned income, or deferred fees, on loans was $1.1 million and $1.3 million at  December 31, 2023 and  December 31, 2022, respectively, and is also included in the total loans balance in the table above.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The table below provides an analysis of the aging of loans as of  December 31, 2023 (dollars in thousands).

	December 31, 2023
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$189,746	$—	$55	$570	$190,371	$—
1-4 Family	406,014	3,031	1,720	3,021	413,786	—
Multifamily	105,946	—	—	—	105,946	—
Farmland	7,651	—	—	—	7,651	—
Commercial real estate	937,272	48	359	29	937,708	—
Total mortgage loans on real estate	1,646,629	3,079	2,134	3,620	1,655,462	—
Commercial and industrial	542,206	259	488	468	543,421	—
Consumer	11,552	57	82	45	11,736	—
Total loans	$2,200,387	$3,395	$2,704	$4,133	$2,210,619	$—

The table below provides an analysis of nonaccrual loans as of  December 31, 2023 and  December 31, 2022 (dollars in thousands).

	December 31, 2023				December 31, 2022(1)
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans	Total Nonaccrual Loans
Construction and development	$577	$212	$789	$42	$372
1-4 Family	2,937	1,241	4,178	26	1,207
Multifamily	—	—	—	—	—
Farmland	—	—	—	10	62
Commercial real estate	216	—	216	416	6,032
Total mortgage loans on real estate	3,730	1,453	5,183	494	7,673
Commercial and industrial	59	409	468	997	2,183
Consumer	74	45	119	15	130
Total loans	$3,863	$1,907	$5,770	$1,506	$9,986

(1)	Nonaccrual loans previously reported as of December 31, 2022 excluded $0.5 million of nonaccrual acquired impaired loans being accounted for under ASC 310-30.

The table below provides an analysis of the aging of loans as of  December 31, 2022 (dollars in thousands).

	December 31, 2022
	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual	Total Past Due & Nonaccrual	Acquired Impaired Loans	Total Loans
Construction and development	$201,048	$101	$—	$112	$372	$585	$—	$201,633
1-4 Family	394,846	2,614	1,220	1,188	1,207	6,229	302	401,377
Multifamily	81,812	—	—	—	—	—	—	81,812
Farmland	12,601	152	62	—	62	276	—	12,877
Commercial real estate	951,908	181	22	—	5,523	5,726	609	958,243
Total mortgage loans on real estate	1,642,215	3,048	1,304	1,300	7,164	12,816	911	1,655,942
Commercial and industrial	432,438	406	15	51	2,183	2,655	—	435,093
Consumer	13,347	171	27	—	130	328	57	13,732
Total loans	$2,088,000	$3,625	$1,346	$1,351	$9,477	$15,799	$968	$2,104,767

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower  may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower  may be unable to meet payment obligations for each class of loans, the borrower’s debt service capacity is considered through the analysis of current financial information, if available, and/or current information with regard to the collateral position. Regulatory provisions would typically require the placement of a loan on nonaccrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans  may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan  may be returned to accrual status when all the principal and interest amounts contractually due are brought current and payment of future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower. Interest income recognized on nonaccrual loans shown in the table above for the year ended December 31, 2023 was primarily attributable to the resolution of one oil and gas loan relationship.

Collateral Dependent Loans

Collateral dependent loans are loans for which the repayments, on the basis of the Company’s assessment at the reporting date, are expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Loans that do not share risk characteristics are excluded from the loan pools and evaluated on an individual basis, and the Company has determined to evaluate collateral dependent loans individually for impairment. The allowance for credit losses for collateral dependent loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The Company’s collateral dependent loans include all nonaccrual loans shown in the table above at December 31, 2023. The types of collateral that secure collateral dependent loans are discussed under “Portfolio Segment Risk Factors” below.

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

1-4 Family - The 1-4 family portfolio mainly consists of residential mortgage loans to consumers to finance a primary residence. The majority of these loans are secured by first liens on residential properties located in the Company’s market areas and carry risks associated with the creditworthiness of the borrower and changes in the value of the collateral and loan-to-value-ratios. The Company manages these risks through policies and procedures such as limiting loan-to-value ratios at origination, employing experienced underwriting personnel, requiring standards for appraisers, and not making subprime loans. In the third quarter of 2023, we exited the consumer mortgage origination business.

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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The table below presents the Company’s loan portfolio by year of origination, category, and credit quality indicator as of  December 31, 2023 (dollars in thousands). Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at  December 31, 2023.

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Construction and development
Pass	$51,811	$83,668	$25,169	$2,661	$935	$4,012	$17,496	$185,752
Special Mention	3,063	—	767	—	—	—	—	3,830
Substandard	—	293	489	—	—	7	—	789
Total construction and development	$54,874	$83,961	$26,425	$2,661	$935	$4,019	$17,496	$190,371

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 Family
Pass	$43,047	$101,479	$85,340	$58,926	$26,836	$59,115	$33,454	$408,197
Special Mention	—	—	477	—	—	—	—	477
Substandard	179	1,949	257	162	963	1,510	92	5,112
Total 1-4 family	$43,226	$103,428	$86,074	$59,088	$27,799	$60,625	$33,546	$413,786

Current-period gross charge-offs	$(22)	$—	$—	$—	$(21)	$(3)	$—	$(46)

Multifamily
Pass	$7,839	$64,932	$16,300	$5,045	$633	$6,969	$160	$101,878
Special Mention	—	—	—	—	—	4,068	—	4,068
Substandard	—	—	—	—	—	—	—	—
Total multifamily	$7,839	$64,932	$16,300	$5,045	$633	$11,037	$160	$105,946

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$1,762	$1,347	$727	$936	$775	$1,013	$1,015	$7,575
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	76	—	76
Total farmland	$1,762	$1,347	$727	$936	$775	$1,089	$1,015	$7,651

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$76,043	$269,311	$218,780	$175,604	$82,909	$105,083	$4,731	$932,461
Special Mention	—	—	181	—	—	—	—	181
Substandard	—	—	—	1,474	172	3,233	187	5,066
Total commercial real estate	$76,043	$269,311	$218,961	$177,078	$83,081	$108,316	$4,918	$937,708

Current-period gross charge-offs	$—	$—	$—	$—	$(2)	$(25)	$—	$(27)

Commercial and industrial
Pass	$60,123	$139,543	$31,459	$14,244	$7,439	$14,290	$273,208	$540,306
Special Mention	—	—	—	—	—	—	2,289	2,289
Substandard	49	78	154	7	416	8	114	826
Total commercial and industrial	$60,172	$139,621	$31,613	$14,251	$7,855	$14,298	$275,611	$543,421

Current-period gross charge-offs	$—	$—	$(190)	$—	$(7)	$(31)	$(193)	$(421)

Consumer
Pass	$4,881	$2,303	$1,611	$734	$250	$1,130	$658	$11,567
Special Mention	—	—	—	—	—	—	—	—
Substandard	4	7	1	14	4	139	—	169
Total consumer	$4,885	$2,310	$1,612	$748	$254	$1,269	$658	$11,736

Current-period gross charge-offs	$(119)	$(22)	$(10)	$(12)	$(5)	$(58)	$(22)	$(248)

Total loans
Pass	$245,506	$662,583	$379,386	$258,150	$119,777	$191,612	$330,722	$2,187,736
Special Mention	3,063	—	1,425	—	—	4,068	2,289	10,845
Substandard	232	2,327	901	1,657	1,555	4,973	393	12,038
Total loans	$248,801	$664,910	$381,712	$259,807	$121,332	$200,653	$333,404	$2,210,619

Current-period gross charge-offs	$(141)	$(22)	$(200)	$(12)	$(35)	$(117)	$(215)	$(742)

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The table below presents the Company’s loan portfolio by category and credit quality indicator as of  December 31, 2022 (dollars in thousands) under the previous incurred loss methodology.

	December 31, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
Construction and development	$198,967	$1,593	$1,073	$—	$201,633
1-4 Family	399,143	—	2,234	—	401,377
Multifamily	81,812	—	—	—	81,812
Farmland	12,815	—	62	—	12,877
Commercial real estate	942,927	6,101	9,215	—	958,243
Total mortgage loans on real estate	1,635,664	7,694	12,584	—	1,655,942
Commercial and industrial	427,430	5,140	2,336	187	435,093
Consumer	13,636	—	96	—	13,732
Total loans	$2,076,730	$12,834	$15,016	$187	$2,104,767

The Company had no loans that were classified as doubtful or loss at December 31, 2023. The Company had no loans that were classified as loss at December 31, 2022.

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balances of the participations and whole loans sold were $25.9 million and $16.9 million as of December 31, 2023 and 2022, respectively. The unpaid principal balances of these loans were approximately $99.8 million and $92.9 million at December 31, 2023 and 2022, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal shareholders, directors and their immediate family members, as well as to companies in which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $46.0 million and $97.0 million as of December 31, 2023 and December 31, 2022, respectively. No related party loans were classified as nonperforming or nonaccrual at  December 31, 2023 or  December 31, 2022.

The table below shows the aggregate principal balance of loans to such related parties for the years ended December 31, 2023 and 2022 (dollars in thousands).

	December 31,
	2023	2022
Balance, beginning of period	$96,977	$97,606
New loans/changes in relationship	2,570	14,570
Repayments/changes in relationship	(53,547)	(15,199)
Balance, end of period	$46,000	$96,977

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Allowance for Credit Losses

The Company made the accounting policy election to exclude accrued interest receivable from the amortized cost of loans and the estimate of the allowance for credit losses. Accrued interest receivable on the Company’s loans was $12.7 million and $10.8 million at  December 31, 2023 and  December 31, 2022, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

Refer to Note 1. Summary of Significant Accounting Policies – Allowance for Credit Losses and – Accounting Standards Adopted in 2023 for more information on the adoption of ASU 2016-13.

The table below shows a summary of the activity in the allowance for credit losses for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands).

	December 31,
	2023	2022	2021
Balance, beginning of period	$24,364	$20,859	$20,363
ASU 2016-13 adoption impact(1)	5,865	—	—
Provision for credit losses on loans(2)(3)	(1,964)	2,922	22,885
Charge-offs	(742)	(633)	(22,636)
Recoveries	3,017	1,216	247
Balance, end of period	$30,540	$24,364	$20,859

(1)	On January 1, 2023, the Company adopted ASU 2016-13, which introduced a new model known as CECL. Refer to Note 1. Summary of Significant Accounting Policies for more information on the adoption of ASU 2016-13. Amounts as of December 31, 2023 reflect the impact of adopting the CECL accounting standard and the Company’s transition from a probable incurred loss methodology to the current expected credit loss methodology. Prior period amounts represent the allowance for loan losses under the probable incurred loss methodology.
(2)	For the year ended December 31, 2023, the $2.0 million negative provision for credit losses on the consolidated statement of income includes a $2.0 million negative provision for loan losses and a $36,000 negative provision for unfunded loan commitments.
(3)	For the year ended December 31, 2021, the provision for loan losses includes a $21.6 million impairment recorded for one of the Company’s loan relationships as a result of Hurricane Ida. The corresponding loan balances in the same amount were then charged off.

The following tables outline the activity in the allowance for credit losses by collateral type for the years ended December 31, 2023, 2022 and 2021, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of December 31, 2023, 2022 and 2021 (dollars in thousands). Amounts as of December 31, 2023 reflect the impact of adopting the CECL accounting standard and the Company’s transition from a probable incurred loss methodology to the current expected credit loss methodology. Prior period amounts represent the allowance for loan losses under the probable incurred loss methodology.

	December 31, 2023
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,555	$3,917	$999	$113	$10,718	$5,743	$319	$24,364
ASU 2016-13 adoption impact	(75)	4,712	(84)	(99)	676	793	(58)	5,865
Provision for credit losses on loans	(84)	524	209	(12)	(2,922)	213	108	(1,964)
Charge-offs	—	(46)	—	—	(27)	(421)	(248)	(742)
Recoveries	75	22	—	—	2,246	592	82	3,017
Ending balance	$2,471	$9,129	$1,124	$2	$10,691	$6,920	$203	$30,540
Ending allowance balance for loans individually evaluated for impairment	212	187	—	—	—	114	25	538
Ending allowance balance for loans collectively evaluated for impairment	2,259	8,942	1,124	2	10,691	6,806	178	30,002
Loans receivable:
Balance of loans individually evaluated for impairment	789	4,178	—	—	216	468	119	5,770
Balance of loans collectively evaluated for impairment	189,582	409,608	105,946	7,651	937,492	542,953	11,617	2,204,849
Total period-end balance	$190,371	$413,786	$105,946	$7,651	$937,708	$543,421	$11,736	$2,210,619

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	December 31, 2022
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,347	$3,337	$673	$383	$9,354	$4,411	$354	$20,859
Provision for credit losses on loans	160	477	326	(283)	1,331	797	114	2,922
Charge-offs	—	(11)	—	(54)	29	(397)	(200)	(633)
Recoveries	48	114	—	67	4	932	51	1,216
Ending balance	$2,555	$3,917	$999	$113	$10,718	$5,743	$319	$24,364
Ending allowance balance for loans individually evaluated for impairment	26	46	—	—	36	112	63	283
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	2,529	3,871	999	113	10,682	5,631	256	24,081
Loans receivable:
Balance of loans individually evaluated for impairment	591	1,479	—	62	5,936	2,241	130	10,439
Balance of loans acquired with deteriorated credit quality	—	302	—	—	609	—	57	968
Balance of loans collectively evaluated for impairment	201,042	399,596	81,812	12,815	951,698	432,852	13,545	2,093,360
Total period-end balance	$201,633	$401,377	$81,812	$12,877	$958,243	$435,093	$13,732	$2,104,767

	December 31, 2021
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,375	$3,370	$589	$435	$8,496	$4,558	$540	$20,363
Provision for credit losses on loans	219	123	84	(39)	11,132	11,494	(128)	22,885
Charge-offs	(283)	(188)	—	(13)	(10,280)	(11,713)	(159)	(22,636)
Recoveries	36	32	—	—	6	72	101	247
Ending balance	$2,347	$3,337	$673	$383	$9,354	$4,411	$354	$20,859
Ending allowance balance for loans individually evaluated for impairment	—	—	—	—	—	468	96	564
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	210	—	—	—	210
Ending allowance balance for loans collectively evaluated for impairment	2,347	3,337	673	173	9,354	3,943	258	20,085
Loans receivable:
Balance of loans individually evaluated for impairment	529	1,995	—	79	16,685	13,321	182	32,791
Balance of loans acquired with deteriorated credit quality	—	348	—	1,701	636	—	64	2,749
Balance of loans collectively evaluated for impairment	202,675	361,964	59,570	18,348	879,056	297,510	17,349	1,836,472
Total period-end balance	$203,204	$364,307	$59,570	$20,128	$896,377	$310,831	$17,595	$1,872,012

Loan Modifications to Borrowers Experiencing Financial Difficulty

In  January 2023, the Company adopted ASU 2022-02, which eliminated the accounting guidance for TDRs while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 became effective for the Company on  January 1, 2023. See Note 1. Summary of Significant Accounting Policies – Accounting Standards Adopted in 2023.

Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the year ended  December 31, 2023, the amount of loans that were modified to borrowers experiencing financial difficulty was immaterial.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The following disclosures are presented under GAAP in effect prior to the adoption of CECL that are no longer applicable or required. The Company has included these disclosures to address the applicable prior periods.

Pre-Adoption of CECL - Impaired Loans

The Company considered a loan to be impaired when, based on current information and events, the Company determined that it was probable that it would not be able to collect all amounts due according to the loan agreement, including scheduled interest payments. Determination of impairment was treated the same across all classes of loans. When the Company identified a loan as impaired, it measured the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loans was the operation or liquidation of the collateral. In those cases when foreclosure was probable, the Company used the current fair value of the collateral, less selling costs, instead of discounted cash flows. If the Company determined that the value of the impaired loan was less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs, and unamortized premium or discount), the Company recognized impairment through an allowance estimate or a charge-off to the allowance.

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

The following tables contain information on the Company’s impaired loans at  December 31, 2022 and 2021. The average recorded investment was calculated based on the month-end balances of the loans during the period reported (dollars in thousands).

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

	As of and for the year ended December 31, 2021
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

During the year ended  December 31, 2022, three loans were modified as TDRs through adjustments to maturity. There were no loans modified as TDRs during the previous twelve month period that subsequently defaulted during the year ended  December 31, 2022.

At  December 31, 2022, there were no available balances on loans classified as TDRs that the Company was committed to lend.

The table below presents the TDR pre- and post-modification outstanding recorded investments by loan category for loans modified during the year ended December 31, 2022 (amounts in thousands, except number of loans).

	December 31, 2022
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
Troubled debt restructurings	Contracts	Investment	Investment
Commercial real estate	1	$186	$186
Commercial and industrial	2	58	58
		$244	$244

The following is a summary of accruing and nonaccrual TDRs and the related allowance by portfolio type at  December 31, 2022 (dollars in thousands).

	TDRs
				Related
	Accruing	Nonaccrual	Total	Allowance
December 31, 2022
Construction and development	$219	$—	$219	$—
1-4 Family	271	127	398	—
Commercial real estate	413	804	1,217	—
Commercial and industrial	58	1,092	1,150	—
Total	$961	$2,023	$2,984	$—

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The table below includes the average recorded investment and interest income recognized for TDRs for the years ended  December 31, 2022 and 2021. The average recorded investment was calculated based on the month-end balances of the loans during the period reported (dollars in thousands).

	TDRs
	Average Recorded Investment	Interest Income Recognized
December 31, 2022
Construction and development	$230	$15
1-4 Family	489	16
Commercial real estate	1,249	28
Commercial and industrial	3,511	70
Total	$5,479	$129

December 31, 2021
Construction and development	$251	$17
1-4 Family	775	28
Commercial real estate	5,358	174
Commercial and industrial	6,698	149
Total	$13,082	$368

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 4. OTHER REAL ESTATE OWNED

The table below shows the activity in other real estate owned for the years ended December 31, 2023 and 2022 (dollars in thousands).

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Balance, beginning of period	$682	$2,653
Additions	3,930	3,327
Transfers from bank premises and equipment	1,425	525
Sales of other real estate owned	(1,599)	(5,823)
Balance, end of period	$4,438	$682

For the years ended December 31, 2023 and 2022, additions to other real estate owned of $2.7 million and $1.6 million, respectively, were related to transfers of properties related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. For the years ended December 31, 2023 and 2022, additions to other real estate owned of $0.3 million and $1.7 million, respectively, were related to acquired loans. During the year ended  December 31, 2023, the Company closed one branch and one stand-alone ATM and transferred the associated land and buildings from “Bank premises and equipment, net” to “Other real estate owned, net” in the accompanying consolidated balance sheets, as the Company did not intend to use the properties for banking operations. In 2022, the Company closed two branches, and transferred the land and building associated with one of the closed branches from “Bank premises and equipment, net” to “Other real estate owned, net” in the accompanying consolidated balance sheets, as the Company did not intend to use the properties for banking operations; the property was sold later in the year. At December 31, 2023 and 2022, approximately $0.5 million and $0.6 million, respectively, of loans secured by 1-4 family residential property were in the process of foreclosure.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 5. BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following as of the dates indicated (dollars in thousands).

	December 31,
	2023	2022
Land	$10,206	$11,490
Buildings and improvements	39,198	40,799
Furniture and equipment	10,317	13,569
Software	1,668	2,334
Construction-in-progress	158	575
Right-of-use asset	2,112	2,845
Less: Accumulated depreciation and amortization	(19,476)	(22,025)
Bank premises and equipment, net	$44,183	$49,587

Depreciation and amortization related to Bank premises and equipment charged to noninterest expense was approximately $3.0 million, $3.5 million and $4.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

During the year ended  December 31, 2023, the Company completed the sale of the Alice and Victoria, Texas locations. The Company also closed one branch and one stand-alone ATM in Louisiana and transferred the associated land and buildings, totaling $1.4 million, from “Bank premises and equipment, net” to “Other real estate owned, net” in the accompanying consolidated balance sheets. The Company also ceased operation of 13 additional ATMs during the third quarter of 2023. During the year ended  December 31, 2023, the Company recognized a loss of $1.3 million included in “Loss on sale or disposition of fixed assets, net” in the accompanying consolidated statements of income. During the year ended  December 31, 2022, the Company closed two branch locations and sold three tracts of land being held for future branch locations. The land and building associated with one of the closed branch locations, totaling $0.5 million, was reclassified from “Bank premises and equipment, net” to “Other real estate owned, net” in the accompanying consolidated balance sheets. During the year ended  December 31, 2022, the Company recognized a loss of $0.3 million included in “Loss on sale or disposition of fixed assets, net” in the accompanying consolidated statements of income.

NOTE 6. LEASES

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

Quantitative information regarding the Company’s operating leases is presented below as of and for the years ended December 31, 2023 and 2022 (dollars in thousands).

	December 31,
	2023	2022
Total operating lease cost	$441	$610
Weighted average remaining lease term (in years)	6.8	7.0
Weighted average discount rate	3.2%	2.9%

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

At  December 31, 2023 and 2022, the Company’s operating lease ROU assets were $2.1 million and $2.8 million, respectively, and the Company’s related operating lease liabilities were $2.2 million and $2.9 million, respectively. The Company’s operating leases have remaining terms ranging from 2 to 8 years, including extension options if the Company is reasonably certain they will be exercised.

Future minimum lease payments due under non-cancelable operating leases at December 31, 2023 are presented below (dollars in thousands).

2024	$381
2025	388
2026	339
2027	341
2028	341
Thereafter	671
Total	$2,461

At December 31, 2023, the Company had not entered into any material leases that have not yet commenced.

The Bank owns its corporate headquarters building, the first floor of which is occupied by multiple tenants. The Bank, as lessor, also leases a portion of one of its branch locations. All tenant leases are operating leases. The Bank, as lessor, recognized rental income of $0.4 million, $0.3 million and $0.3 million for the years ended  December 31, 2023, 2022 and 2021, respectively.

On  January 27, 2023, the Bank completed the sale of certain assets, deposits and other liabilities associated with the Alice and Victoria, Texas branch locations to First Community Bank. Upon the completion of the sale, the Bank recorded $0.3 million of occupancy expense to terminate the remaining contractually obligated lease payments due under non-cancelable operating leases.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of goodwill, core deposit intangible assets arising from acquisitions, and a trademark intangible. At December 31, 2023 and 2022, “Goodwill and other intangible assets, net” in the accompanying consolidated balance sheets totaled $42.3 million and $43.1 million, respectively, and included no accumulated impairment losses.

The carrying amount of goodwill at December 31, 2023 and 2022 was $40.1 million. The trademark intangible had a carrying value of $0.1 million at December 31, 2023 and 2022.

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company reviews the carrying value of indefinite-lived intangible assets at least annually, or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing on October 31, 2023 and determined that there was no impairment to its goodwill or trademark intangible asset.

Core deposit intangibles have finite lives and are being amortized on an accelerated basis over their estimated useful lives, which range from 10 to 15 years. The table below shows a summary of the core deposit intangible assets as of the dates presented (dollars in thousands).

	December 31,
Core deposit intangibles	2023	2022
Gross carrying amount	$7,486	$7,486
Accumulated amortization	(5,354)	(4,527)
Net carrying amount	$2,132	$2,959

Amortization expense for the core deposit intangible assets recorded in “Depreciation and amortization” in the accompanying consolidated statements of income totaled approximately $0.8 million, $0.9 million, and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The future amortization schedule for the Company’s core deposit intangible assets is displayed in the table below (dollars in thousands). The weighted average amortization period remaining for core deposit intangibles is 5.4 years.

2024	624
2025	512
2026	398
2027	278
2028	161
Thereafter	159
$2,132

NOTE 8. DEPOSITS

Deposits consisted of the following as of the dates presented (dollars in thousands).

	December 31,
	2023	2022
Noninterest-bearing demand deposits	$448,752	$580,741
Interest-bearing demand deposits	489,604	565,598
Money market deposit accounts	179,366	208,596
Savings accounts	137,606	155,176
Brokered time deposits	269,102	9,990
Time deposits	731,297	562,264
Total deposits	$2,255,727	$2,082,365

The approximate scheduled maturities of time deposits, including brokered time deposits, for each of the next five years are shown below (dollars in thousands).

2024	$762,456
2025	197,355
2026	29,803
2027	2,374
2028	8,411
$1,000,399

At  December 31, 2023 and 2022, time deposits greater than $250,000 were approximately $178.1 million, and $155.8 million, respectively.

Public fund deposits as of December 31, 2023 and 2022 totaled approximately $134.8 million and $167.5 million, respectively. The funds were secured by securities with a fair value of approximately $110.1 million and $165.5 million as of December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, total deposits outstanding to executive officers, principal shareholders, directors and to companies in which they are principal owners amounted to approximately $20.1 million and $29.9 million, respectively.

NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company utilizes securities sold under agreements to repurchase (“repurchase agreements”) to facilitate the needs of our customers and to facilitate secured short-term funding needs. Repurchase agreements are stated at the amount of cash received in connection with the transaction. The Company monitors collateral levels on a continuous basis and  may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with the Company’s safekeeping agents.

Repurchase agreements mature on a daily basis. At  December 31, 2023, the total balance of repurchase agreements was $8.6 million, and were secured by investment securities with a fair value of approximately $9.0 million. At  December 31, 2022, the Company had no repurchase agreements. The weighted average interest rate on repurchase agreements was 0.13% at  December 31, 2023. The weighted average rate paid for repurchase agreements during the years ended December 31, 2023, 2022 and 2021 was 0.13%, 0.15% and 0.21%, respectively.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 10. SUBORDINATED DEBT SECURITIES

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

The carrying value of subordinated debt was $44.3 million and $44.2 million at December 31, 2023 and 2022, respectively. The subordinated debt securities were recorded net of issuance costs of $0.7 million and $0.8 million at December 31, 2023 and 2022, respectively, which are being amortized using the straight-line method over the lives of the respective securities.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 11. OTHER BORROWED FUNDS

Federal Home Loan Bank Advances

FHLB advances and weighted average interest rates at the end of the period by contractual maturity are summarized as of the dates presented (dollars in thousands).

	Amount		Weighted Average Rate
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Fixed rate advances maturing:
2023	$—	$333,500	—%	4.55%
2024	23,500	23,500	1.81	1.81
2033	—	30,000	—	1.88
	$23,500	$387,000	1.81%	4.18%

As of December 31, 2023, these advances are collateralized by a blanket pledge of certain loans totaling approximately $975.4 million in accordance with the Advance Security and Collateral Agreement with the FHLB. As of December 31, 2023, the Company had an additional $919.5 million available under its line of credit with the FHLB.

At  December 31, 2022, the FHLB advances contractually maturing in 2033 were fixed rate, nonamortizing puttable advances. Under the terms of these advances, the Bank sold the FHLB options to terminate the fixed rate advances at specified points in time prior to the stated maturity dates. These advances were terminated during the year ended December 31, 2023.

Borrowings Under Bank Term Funding Program

On  March 12, 2023, the Federal Reserve established the Bank Term Funding Program (“BTFP”). The BTFP is a one-year program which provides additional liquidity through borrowings with a term of up to one year secured by the pledging of certain qualifying securities and other assets, valued at par value. At  December 31, 2023, outstanding borrowings under the BTFP were $212.5 million, with a weighted average rate of 4.83%. At  December 31, 2023, the Company’s remaining borrowing capacity under the BTFP was $58.5 million based on the value of securities available to be used as collateral, valued at par value as permitted under the program. During the fourth quarter of 2023, the Company refinanced all of its borrowings under the BTFP with new loans under the BTFP with a one-year term due to more favorable rates.

Lines of Credit

The Company has outstanding unsecured lines of credit with its correspondent banks available to assist in the management of short-term liquidity. Any balances drawn on these lines of credit mature daily. At December 31, 2023 and 2022, the available balance on the unsecured lines of credit totaled approximately $60.0 million, with no outstanding balance reflected on the consolidated balance sheets.

Junior Subordinated Debt

The following table provides a summary of the Company’s junior subordinated debentures (dollars in thousands).

	Face Value	Carrying Value	Maturity Date	Variable Interest Rate	Interest Rate at December 31, 2023
First Community Louisiana Statutory Trust I	$3,609	$3,609	June 2036	3-month SOFR + Spread Adjustment of 0.26% + Margin of 1.77%	7.42%
BOJ Bancshares Statutory Trust I	3,093	2,504	December 2034	3-month SOFR + Spread Adjustment of 0.26% + Margin of 1.90%	7.55%
Cheaha Statutory Trust I	3,093	2,517	September 2035	3-month SOFR + Spread Adjustment of 0.26% + Margin of 1.70%	7.35%
	$9,795	$8,630

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

The debentures are included on the consolidated balance sheets as liabilities; however, for regulatory purposes, the carrying values of these obligations are eligible for inclusion in Tier I regulatory capital, subject to certain limitations. The total carrying values of $8.6 million and $8.5 million were allowed in the calculation of Tier I regulatory capital at  December 31, 2023 and 2022, respectively.

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its liability management, the Company has historically utilized pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month LIBOR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. To mitigate credit risk, securities were pledged to the Company by the counterparties in an amount greater than or equal to the gain position of the derivative contracts. Conversely, securities were pledged to the counterparties by the Company in an amount greater than or equal to the loss position of the derivative contracts, if applicable. The derivative contracts were between the Company and two counterparties. At  December 31, 2023 and  December 31, 2022, the Company had no current or forward starting interest rate swap agreements, other than interest rate swaps related to customer loans, described below. The interest rate swaps were determined to be fully effective during the periods presented, and therefore, no amount of ineffectiveness has been included in net income.

During the year ended  December 31, 2022, the Company voluntarily terminated interest rate swap agreements with a total notional amount of $115.0 million in response to market conditions. During the year ended  December 31, 2021, the Company voluntarily terminated interest rate swap agreements with a total notional amount of $150.0 million in response to market conditions and as a result of excess liquidity. For years ended  December 31, 2022 and  December 31, 2021 unrealized gains of $6.4 million and $1.4 million, respectively, net of tax expenses of $1.7 million and $0.4 million, respectively, were reclassified from “Accumulated other comprehensive (loss) income” and recorded as “Swap termination fee income” in noninterest income in the accompanying consolidated statements of income.

For the years ended December 31, 2022 and  December 31, 2021 gains of $4.3 million and $5.3 million, respectively, net of tax expenses of $1.2 million and $1.4 million, respectively, were recognized in “Other comprehensive income (loss)” in the accompanying consolidated statements of comprehensive income (loss) for the change in fair value of the interest rate swap contracts.

There were no assets or liabilities recorded in the accompanying consolidated balance sheets at  December 31, 2023 or  December 31, 2022 associated with the swap contracts, other than interest rate swaps related to customer loans, described below.

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging,” and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there  may be fair value adjustments related to credit quality variations between counterparties, which  may impact earnings as required by FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”). The Company did not recognize any gains or losses in other operating income resulting from fair value adjustments of these swap agreements during the years ended  December 31, 2023, 2022 and 2021. At  December 31, 2023, the Company had notional amounts of $174.9 million in interest rate swap contracts with customers and $174.9 million in offsetting interest rate swap contracts with other financial institutions. The fair value of the swap contracts consisted of gross assets of $17.3 million and gross liabilities of $17.3 million recorded in “Other assets” and “Accrued taxes and other liabilities”, respectively, in the accompanying consolidated balance sheet at  December 31, 2023.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 13. STOCKHOLDERS' EQUITY

Preferred Stock

The Company’s Articles of Incorporation give the Company’s board of directors the authority to issue up to 5,000,000 shares of preferred stock. At December 31, 2023, there were no preferred shares outstanding. The preferred shares are considered “blank check” preferred stock. This type of preferred stock allows the board of directors to fix the designations, preferences and relative, participating, optional or other special rights, and qualifications and limitations or restrictions of any series of preferred stock without further shareholder approval.

Common Stock

The Company’s Articles of Incorporation give the Company’s board of directors the authority to issue up to 40,000,000 shares of common stock. At December 31, 2023, there were 9,748,067 common shares outstanding compared to 9,901,847 and 10,343,494 at December 31, 2022 and 2021, respectively.

In addition, the Company repurchased 222,448, 518,978, and 359,138 shares of its common stock through its stock repurchase program at an average price of $13.47, $20.27, and $19.24 per share during the years ended  December 31, 2023, 2022 and 2021, respectively.

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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Accumulated Other Comprehensive (Loss) Income

Activity within the balances in accumulated other comprehensive (loss) income, net is shown in the tables below (dollars in thousands).

	For the years ended December 31,
	2023			2022			2021
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized (loss) gain, available for sale, net	$(43,137)	$3,510	$(39,627)	$4,882	$(48,019)	$(43,137)	$7,493	$(2,611)	$4,882
Reclassification of realized (gain) loss, available for sale, net	(5,777)	256	(5,521)	(5,772)	(5)	(5,777)	(3,939)	(1,833)	(5,772)
Unrealized gain (loss), transfer from available for sale to held to maturity, net	1	—	1	2	(1)	1	3	(1)	2
Change in fair value of interest rate swaps designated as cash flow hedges, net	7,830	—	7,830	3,501	4,329	7,830	(1,752)	5,253	3,501
Reclassification of realized gain, interest rate swap termination, net	(7,830)	—	(7,830)	(1,450)	(6,380)	(7,830)	—	(1,450)	(1,450)
Accumulated other comprehensive (loss) income	$(48,913)	$3,766	$(45,147)	$1,163	$(50,076)	$(48,913)	$1,805	$(642)	$1,163

NOTE 14. STOCK-BASED COMPENSATION

Equity Incentive Plan. The Company’s Amended and Restated 2017 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity awards, such as restricted stock, restricted stock units, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. The Plan has reserved a total of 1,200,000 shares of common stock, 600,000 of which were authorized in 2021, for issuance to eligible participants pursuant to equity awards under the Plan. The Plan is administered by the Compensation Committee of the Company’s board of directors, which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, equity awards will be granted. The Compensation Committee, in its discretion, may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee may approve the terms of equity awards to the Company’s executive officers and directors. At December 31, 2023, approximately 450,058 shares remain available for grant.

Stock Options

During the years ended December 31, 2023, 2022 and 2021, the Company granted 34,497, 34,379, and 38,450 stock options, respectively, to key personnel that vest in one-fifth increments on each of the first five anniversaries of the grant date.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The table below summarizes the Company’s stock option activity for the periods indicated.

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	408,288	$17.66	5.57
Granted	38,450	20.72
Forfeited	(30,869)	19.56
Exercised	(47,388)	15.44
Outstanding at December 31, 2021	368,481	18.10	5.05
Granted	34,379	18.92
Forfeited	(42,930)	21.36
Exercised	(9,500)	14.00
Outstanding at December 31, 2022	350,430	17.89	4.19
Granted	34,497	13.96
Forfeited	(50,822)	19.47
Exercised	(7,500)	14.00
Outstanding at December 31, 2023	326,605	17.32	3.84
Exercisable at December 31, 2023	244,847	$17.17	2.44

The aggregate intrinsic value of stock options is calculated as the aggregate difference between the exercise price of the stock options and the fair market value of the Company’s common stock for those stock options having an exercise price lower than the fair market value of the Company’s common stock. At December 31, 2023, the shares underlying outstanding and exercisable stock options both had an intrinsic value of $0.1 million.

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards. The Black-Scholes option pricing model incorporates various subjective assumptions, including expected term and expected volatility. Expected volatility was determined based on the historical volatilities of the Company. Stock option expense of $0.2 million is included in “Salaries and employee benefits” in the accompanying consolidated statements of income for each of the years ended  December 31, 2023, 2022 and 2021. At December 31, 2023, there was $0.3 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted average period of 3.2 years.

The table below shows the assumptions used for the stock options granted during the years ended December 31, 2023 and 2022.

	2023	2022
Dividend yield	2.72%	1.70%
Expected volatility	38.31%	38.74%
Risk-free interest rate	3.56%	2.50%
Expected term (in years)	6.5	6.5
Weighted average grant date fair value	$4.58	$6.69

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

The Company granted a total of 172,736 RSUs to employees and directors for the year ended December 31, 2023. Of the RSUs granted in 2023, 153,467 shares vest over five years and 19,269 shares vest over two years.

The Company granted a total of 134,524 RSUs to employees and directors for the year ended December 31, 2022. Of the RSUs granted in 2022, 114,554 shares vest over five years and 19,970 shares vest over two years.

The Company granted a total of 129,082 RSUs to employees and directors for the year ended December 31, 2021. Of the RSUs granted in 2021, 105,294 shares vest over five years and 23,788 shares vest over two years.

Compensation expense related to restricted stock and RSUs included in the accompanying consolidated statements of income for the years ended  December 31, 2023, 2022 and 2021 was $1.8 million, $2.0 million and $1.6 million, respectively. The unearned compensation related to these awards is amortized to compensation expense over the vesting period. As of  December 31, 2023, unearned stock-based compensation cost associated with these awards totaled approximately $4.3 million and is expected to be recognized over a weighted average period of 3.2 years.

The following table summarizes the restricted stock and RSU activity for the years ended December 31, 2023 and December 31, 2022.

	December 31,
	2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, beginning of period	253,488	$20.19	241,070	$21.16
Granted	172,736	14.82	134,524	19.09
Forfeited	(7,008)	20.53	(30,169)	20.34
Earned and issued	(82,467)	20.42	(91,937)	21.14
Balance, end of period	336,749	$17.37	253,488	$20.19

NOTE 15. EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) defined contribution plan (the “401(k) Plan”), which covers employees over the age of 21 who have completed three months of credited service, as defined by the 401(k) Plan. The 401(k) Plan allows employees to defer a percentage of their salaries subject to certain limits based on federal tax laws. The Company makes matching contributions up to 4% of the employee’s annual salary (subject to certain maximum compensation amounts as prescribed in Internal Revenue Service guidance). Contributions by the Company and participants are immediately vested. Employer matching contributions to the 401(k) Plan for each of the years ended December 31, 2023, 2022 and 2021 were approximately $1.0 million, and are included in “Salaries and employee benefits” in the accompanying consolidated statements of income.

The 401(k) Plan also allows for discretionary Company contributions in the form of cash or Company stock. Contributions in the form of Company stock are held in a portion of the 401(k) Plan that qualifies as an employee stock ownership plan. The Company made Company stock contributions of $0.1 million in the year ended December 31, 2022. The discretionary components vest in increments of 20% annually over a period of five years based on the employees’ years of service, beginning upon completion of two years of service (such that an employee with six years of service will be 100% vested).

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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The Company maintains a deferred compensation plan for a former employee of Citizens Bank (“Citizens”), a liability assumed in the Citizens acquisition in 2017. Under the deferred compensation agreement, the former employee will receive monthly payments of $2,000 through May of 2030. The Company also maintains a deferred compensation plan for certain former employees of Cheaha, and associated liabilities of $1.7 million were assumed in the acquisition on April 1, 2021. The deferred compensation plan provides for payments for a period of 15 years following specified retirement dates, which range from 2018 through 2032. On November 4, 2022, the Company’s then-current Chief Financial Officer separated from the Company, and the Company’s board of directors approved the continuation of his Split-Dollar Life Insurance Agreement following his separation date. Accordingly, in the fourth quarter of 2022, the Company recorded deferred compensation expense and associated liability of $0.2 million. At December 31, 2023 and 2022, the Company had a liability of $5.3 million and $5.2 million, respectively, included in “Accrued taxes and other liabilities” on the accompanying consolidated balance sheets related to these deferred compensation plans. Deferred compensation expenses related to these plans recognized for the years ended December 31, 2023, 2022, and 2021 were approximately $0.2 million, $1.0 million and $0.7 million, respectively, and are included in “Salaries and employee benefits” in the accompanying consolidated statements of income.

NOTE 16. INCOME TAXES

Income tax expense is displayed in the table below for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands).

	December 31,
	2023	2022	2021
Current federal income tax expense	$3,971	$9,075	$2,315
Current state income tax expense	129	219	141
Deferred federal income tax expense	(350)	(655)	(547)
Total income tax expense	$3,750	$8,639	$1,909

The provision for federal income taxes differs from that computed by applying the federal statutory rate of 21% as indicated in the following analysis for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands).

	December 31,
	2023	2022	2021
Tax based on statutory rate	$4,290	$9,313	$2,081
(Decrease) increase resulting from:
Effect of tax-exempt income	(830)	(873)	(348)
Acquisition costs	—	—	72
Historical tax credits	—	—	(54)
State taxes	129	219	141
Other	161	(20)	17
Total income tax expense	$3,750	$8,639	$1,909
Effective rate	18.4%	19.5%	19.3%

The Company records deferred income tax on the tax effect of changes in timing differences.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The net deferred tax asset was comprised of the following items as of the dates indicated (dollars in thousands).

	December 31,
	2023	2022
Deferred tax liabilities:
Depreciation	$(3,072)	$(3,441)
FHLB stock dividend	(88)	(103)
Basis difference in acquired assets and liabilities	(1,018)	(1,129)
Operating lease right-of-use asset	(443)	(598)
Other	(55)	(46)
Gross deferred tax liability	(4,676)	(5,317)

Deferred tax assets:
Allowance for credit losses	6,474	5,180
Unrealized loss on available for sale securities	12,216	13,235
Net operating loss carryforward	69	193
Deferred compensation	1,117	1,099
Basis difference in acquired assets and liabilities	270	440
Employee and director stock awards	580	576
Operating lease liability	463	619
Unearned loan fees	227	269
Other	170	144
Gross deferred tax asset	21,586	21,755
Net deferred tax asset	$16,910	$16,438

The Company acquired net operating loss (“NOL”) carryforwards through tax free acquisitions. As of December 31, 2023 and December 31, 2022, the Company’s gross NOL carryforwards were approximately $0.3 million and $0.9 million, respectively. As of December 31, 2023, approximately $4,000 and $0.3 million of the NOL carryforwards expire in 2033 and 2039, respectively. All available NOL carryforwards are expected to be fully utilized by 2024, therefore the Company did not record a valuation allowance against the NOL carryforwards for the year ended  December 31, 2023.

The Company files income tax returns under U.S. federal jurisdiction and the states of Alabama, Florida, Texas and Louisiana, although the state of Louisiana does not assess an income tax on income resulting from banking operations. The Company is open to examination in the U.S. and the states of Louisiana, Alabama, and Florida for tax years ended December 31, 2020 through December 31, 2023; and Texas for tax years ended December 31, 2019 through  December 31, 2023.

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

The Company also holds Small Business Investment Company qualified funds and other investment funds that do  not have a readily determinable fair value. In accordance with ASC  820, these investments are measured at fair value using the net asset value practical expedient and are  not required to be classified in the fair value hierarchy. At  December 31, 2023 and  December 31, 2022, the fair values of these investments we re $3.4 million and $2.8 million, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.

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

Management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels  may be warranted based on market reference data, which  may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data. At  December 31, 2023 and  December 31, 2022, the majority of the Company’s level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models  may be used for structured or callable notes, as appropriate.

Derivative Financial Instruments – The fair value for interest rate swap agreements is based upon the amounts required to settle the contracts. These derivative instruments are classified in level 2 of the fair value hierarchy.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2023
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$20,043	$—	$20,043	$—
Obligations of state and political subdivisions	16,703	—	11,453	5,250
Corporate bonds	26,356	—	25,893	463
Residential mortgage-backed securities	232,045	—	232,045	—
Commercial mortgage-backed securities	66,771	—	66,771	—
Equity securities	1,180	1,180	—	—
Interest rate swaps - gross assets	17,325	—	17,325	—
Total assets	$380,423	$1,180	$373,530	$5,713
Liabilities:
Interest rate swaps - gross liabilities	17,325	$—	$17,325	$—

December 31, 2022
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$29,805	$—	$29,805	$—
Obligations of state and political subdivisions	18,378	—	12,413	5,965
Corporate bonds	29,942	—	29,463	479
Residential mortgage-backed securities	251,851	—	251,851	—
Commercial mortgage-backed securities	75,191	—	75,191	—
Equity securities	1,245	1,245	—	—
Total assets	$406,412	$1,245	$398,723	$6,444

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

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2021	$22,114	$488	$22,602
Realized gains (losses) included in net income	—	—	—
Unrealized losses included in other comprehensive loss	(1,474)	(9)	(1,483)
Purchases	—	—	—
Sales	—	—	—
Maturities, prepayments, and calls	(4,840)	—	(4,840)
Transfers into Level 3	—	—	—
Transfers out of Level 3	(9,835)	—	(9,835)
Balance at December 31, 2022	$5,965	$479	$6,444
Realized gains (losses) included in net income	—	—	—
Unrealized losses included in other comprehensive income	(689)	(16)	(705)
Purchases	—	—	—
Sales	—	—	—
Maturities, prepayments, and calls	(26)	—	(26)
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Balance at December 31, 2023	$5,250	$463	$5,713

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at December 31, 2023 and 2022. For the years ended December 31, 2023, 2022 and 2021, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of level 3 assets measured at fair value on a recurring basis at December 31, 2023 and 2022 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts
December 31, 2023
Obligations of state and political subdivisions	$5,250	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 11%
Corporate bonds	463	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	8%

December 31, 2022
Obligations of state and political subdivisions	$5,965	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 12%
Corporate bonds	479	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	4%

(1)	Fair values determined through valuation analysis using coupon, yield (discount margin), liquidity and expected repayment dates.

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

The following methods and assumptions were used by the Company in estimating the fair value of assets and liabilities valued on a nonrecurring basis:

Loans Individually Evaluated – For collateral dependent loans where the borrower is experiencing financial difficulty, the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, which is based on third-party appraisals. Individually evaluated loans that are not collateral dependent are evaluated based on a discounted cash flow methodology. Credits deemed uncollectible are charged to the allowance for credit losses. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as level 3.

Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) are summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at December 31, 2023 or 2022 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(2)
December 31, 2023
Loans individually evaluated for impairment(1)	$1,293	Discounted cash flows, underlying collateral value	Collateral discounts and estimated costs to sell	6% - 100%	29%

December 31, 2022
Impaired loans	$4,033	Discounted cash flows, underlying collateral value	Collateral discounts and estimated costs to sell	4% - 100%	53%

(1)	Loans individually evaluated that were re-measured during the period had a carrying value of $1.8 million and $4.2 million at December 31, 2023 and December 31, 2022, respectively, with related allowance for credit losses of $0.5 million and $0.2 million as of such dates.
(2)	Weighted by relative fair value.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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

Deposit Liabilities – The fair values disclosed for noninterest-bearing demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). These noninterest-bearing deposits are classified in level 2 of the fair value hierarchy. All interest-bearing deposits are classified in level 3 of the fair value hierarchy. The carrying amounts of variable-rate accounts (for example interest-bearing checking, savings, and money market accounts), fixed-term money market accounts, and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.

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

The estimated fair values of the Company’s financial instruments at December 31, 2023 and December 31, 2022 are shown below (dollars in thousands).

	December 31, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$32,009	$32,009	$32,009	$—	$—
Investment securities	382,390	382,431	—	358,323	24,108
Equity securities	14,597	14,597	1,180	13,417	—
Loans, net of allowance	2,180,079	2,020,924	—	—	2,020,924
Interest rate swaps - gross assets	17,325	17,325	—	17,325	—

Financial liabilities:
Deposits, noninterest-bearing	$448,752	$448,752	$—	$448,752	$—
Deposits, interest-bearing	1,806,975	1,735,562	—	—	1,735,562
Borrowings under BTFP and repurchase agreements	221,133	221,133	—	221,133	—
FHLB long-term advances	23,500	22,945	—	—	22,945
Junior subordinated debt	8,630	8,630	—	—	8,630
Subordinated debt	45,000	44,544	—	44,544	—
Interest rate swaps - gross liabilities	17,325	17,325	—	17,325	—

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$40,066	$40,066	$40,066	$—	$—
Federal funds sold	193	193	193	—	—
Investment securities	413,472	413,089	—	401,233	11,856
Equity securities	27,254	27,254	1,245	26,009	—
Loans, net of allowance	2,080,403	1,997,287	—	—	1,997,287

Financial liabilities:
Deposits, noninterest-bearing	$580,741	$580,741	$—	$580,741	$—
Deposits, interest-bearing	1,501,624	1,314,407	—	—	1,314,407
FHLB short-term advances	333,500	333,500	—	333,500	—
FHLB long-term advances	53,500	52,147	—	—	52,147
Junior subordinated debt	8,515	8,515	—	—	8,515
Subordinated debt	45,000	42,980	—	42,980	—

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 18. REGULATORY MATTERS

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

As of December 31, 2023 and 2022, the Bank was considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum risk-based and Tier 1 leverage capital ratios as set forth in the table below and not be subject to a written agreement or order with regulators to maintain a specific capital level for any capital measure. There are no conditions or events since the regulatory framework for prompt corrective action was issued that management believes have changed the Bank’s category.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2023 and December 31, 2022 are presented in the tables below (dollars in thousands).

	Actual		Capital Adequacy*		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Tier 1 leverage capital
Investar Holding Corporation	$239,095	8.35%	$114,563	4.00%	NA	NA
Investar Bank	280,687	9.81	114,468	4.00	143,085	5.00

Common Equity Tier 1 risk-based capital
Investar Holding Corporation	229,595	9.51	169,031	7.00	NA	NA
Investar Bank	280,687	11.64	168,867	7.00	156,805	6.50

Tier 1 risk-based capital
Investar Holding Corporation	239,095	9.90	205,251	8.50	NA	NA
Investar Bank	280,687	11.64	205,052	8.50	192,990	8.00

Total risk-based capital
Investar Holding Corporation	313,574	12.99	253,546	10.50	NA	NA
Investar Bank	310,846	12.89	253,300	10.50	241,238	10.00

December 31, 2022
Tier 1 leverage capital
Investar Holding Corporation	$231,048	8.53%	$108,405	4.00%	NA	NA
Investar Bank	267,603	9.89	108,275	4.00	135,344	5.00

Common Equity Tier 1 risk-based capital
Investar Holding Corporation	221,548	9.79	158,457	7.00	NA	NA
Investar Bank	267,603	11.83	158,355	7.00	147,044	6.50

Tier 1 risk-based capital
Investar Holding Corporation	231,048	10.21	192,412	8.50	NA	NA
Investar Bank	267,603	11.83	192,288	8.50	180,977	8.00

Total risk-based capital
Investar Holding Corporation	300,009	13.25	237,685	10.50	NA	NA
Investar Bank	292,339	12.92	237,532	10.50	226,221	10.00

*The minimum ratios and amounts under the column for Capital Adequacy for December 31, 2023 and December 31, 2022 reflect the minimum regulatory capital ratios imposed under Basel III plus the fully phased-in capital conservation buffer of 2.5%.

Applicable Federal statutes, regulations, and guidance impose restrictions on the amounts of dividends that may be declared by the Company and the Bank. In addition to the formal statutes, regulations, and guidance, regulatory authorities also consider the adequacy of the Company’s and the Bank’s total capital in relation to its assets, deposits, risk profile, and other such items and, as a result, capital adequacy considerations could further limit the availability of dividends from the Company and the Bank. The Company is also subject to dividend restrictions under the terms of its 2029 Notes, 2032 Notes, and junior subordinated debentures. See “Common Stock – Dividend Restrictions” in Note 13. Stockholders’ Equity, for more information.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 19. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for credit losses on loans. At December 31, 2023 and 2022, the reserve for unfunded loan commitments was $0.3 million and $0.4 million, respectively, and is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets.

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

The table below shows the amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	December 31, 2023	December 31, 2022
Loan commitments	$413,019	$333,040
Standby letters of credit	17,844	11,379

Additionally, at December 31, 2023, the Company had unfunded commitments of $1.3 million for its investment in Small Business Investment Company qualified funds.

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

Employment Agreements

On August 1, 2020, the Company entered into an employment agreement with its Chief Executive Officer. The agreement provides that the executive shall receive a minimum annual base salary $510,000, shall be eligible for annual incentive compensation up to a certain percentage of the base salary, subject to the discretion and approval of the Company’s board of directors, and shall be entitled to the payment of severance benefits upon termination under specified circumstances. The employment agreement automatically renews for successive one-year periods unless written notice of non-renewal is given by either party to the other at least ninety (90) days prior to the expiration of the then-current term.

On August 1, 2020, the Company entered into an employment agreement with its then-current Chief Financial Officer. The agreement provided that the executive would receive a minimum annual base salary $285,000, be eligible for annual incentive compensation up to a certain percentage of the base salary, subject to the discretion and approval of the Company’s board of directors and would be entitled to the payment of severance benefits upon termination under specified circumstances. On November 4, 2022, the Company’s then-current Chief Financial Officer separated from the Company. The Company entered into a separation and release agreement with him, which provided that he would receive compensation and benefits due in connection with a termination due to “Disability” under the employment agreement and released the Company from any and all claims arising on or before November 4, 2022.

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

NOTE 20. TRANSACTIONS WITH RELATED PARTIES

The Bank has made and expects in the future to continue to make in the ordinary course of business, loans to directors and executive officers of the Company and the Bank, their affiliated companies, and other related persons. In management’s opinion, these loans were made in the ordinary course of business at normal credit terms, including interest rate and collateral requirements, and do not represent more than normal credit risk. See Note 3. Loans and Allowance for Credit Losses, for more information regarding lending transactions between the Bank and these related parties.

During 2023 and 2022, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated and other related persons, were deposit customers of the Bank. See Note 8. Deposits, regarding total deposits outstanding to these related parties.

The Company has participated in transactions with related parties for which the Company believes the terms and conditions are comparable to terms that would have been available from a third party that was unaffiliated with the Company. The following describes transactions since January 1, 2021, in addition to the ordinary banking relationships described above, in which the Company has participated in which one or more of its directors, executive officers, their affiliated companies, or other related persons had or will have a direct or indirect material interest.

The Company has engaged in a number of transactions with Joffrion Commercial Division, LLC (“JCD”), a commercial construction company owned and managed by Gordon H. Joffrion, one of the Company’s directors. For each transaction, the Company selected JCD through its public bidding process. The Company did not make any payments to JCD during the years ended  December 31, 2023 or  December 31, 2022. The Company paid JCD approximately $0.1 million during the year ended December 31, 2021.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 21. PARENT COMPANY ONLY FINANCIAL STATEMENTS

BALANCE SHEETS
	December 31,
(dollars in thousands)	2023	2022
ASSETS
Cash and due from banks	$840	$6,153
Equity securities	752	823
Due from bank subsidiary	1,141	937
Investment in bank subsidiary	277,760	261,737
Investment in trust	295	295
Trademark intangible	100	100
Other assets	864	518
Total assets	$281,752	$270,563

LIABILITIES
Subordinated debt, net of unamortized issuance costs	$44,320	$44,225
Junior subordinated debt	8,630	8,515
Accounts payable	228	253
Accrued interest payable	571	567
Dividend payable	975	941
Deferred tax liability	260	280
Total liabilities	54,984	54,781

STOCKHOLDERS’ EQUITY
Common stock	9,748	9,902
Surplus	145,456	146,587
Retained earnings	116,711	108,206
Accumulated other comprehensive loss	(45,147)	(48,913)
Total stockholders’ equity	226,768	215,782
Total liabilities and stockholders’ equity	$281,752	$270,563

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

STATEMENTS OF INCOME
	For the years ended December 31,
(dollars in thousands)	2023	2022
REVENUE
Dividends received from bank subsidiary	$3,300	$17,000
Dividends on corporate stock	—	19
Change in the fair value of equity securities	(71)	(35)
Interest income from investment in trust	22	11
Other operating income	138	—
Total revenue	3,389	16,995
EXPENSE
Interest on borrowings	3,216	3,137
Management fees to bank subsidiary	360	360
Loss on early extinguishment of subordinated debt	—	222
Other expense	519	666
Total expense	4,095	4,385
(Loss) income before income tax expense and equity in undistributed income of bank subsidiary	(706)	12,610
Equity in undistributed income of bank subsidiary	16,552	22,172
Income tax benefit	832	927
Net income	$16,678	$35,709

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

STATEMENTS OF CASH FLOWS
	For the years ended December 31,
(dollars in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,678	$35,709
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	(16,552)	(22,172)
Change in the fair value of equity securities	71	35
Amortization of subordinated debt issuance costs and purchase accounting adjustments	210	197
Loss on early extinguishment of subordinated debt	—	222
Net change in:
Due from bank subsidiary	(204)	31
Other assets	(84)	5
Deferred tax liability	(20)	(52)
Accrued other liabilities	1,638	1,746
Net cash provided by operating activities	1,737	15,721

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equity securities	—	(750)
Proceeds from the sale of equity securities	—	1,225
Purchases of other investments	(285)	(225)
Net cash (used in) provided by investing activities	(285)	250

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(3,844)	(3,552)
Payments to repurchase common stock	(3,026)	(10,540)
Proceeds from stock options exercised	105	133
Proceeds from subordinated debt, net of issuance costs	—	19,548
Extinguishment of subordinated debt	—	(18,600)
Net cash used in financing activities	(6,765)	(13,011)
Net (decrease) increase in cash	(5,313)	2,960
Cash and cash equivalents, beginning of period	6,153	3,193
Cash and cash equivalents, end of period	$840	$6,153

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest on borrowings	$3,212	$3,179

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 22. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the years ended December 31, 2023, 2022 and 2021 (in thousands, except share data).

	December 31,
	2023	2022	2021
Earnings per common share - basic
Net income	$16,678	$35,709	$8,000
Less: income allocated to participating securities	(1)	(33)	(21)
Net income allocated to common shareholders	16,677	35,676	7,979
Weighted average basic shares outstanding	9,839,258	10,085,758	10,416,145
Basic earnings per common share	$1.69	$3.54	$0.77

Earnings per common share - diluted
Net income allocated to common shareholders	$16,677	$35,676	$7,979
Weighted average basic shares outstanding	9,839,258	10,085,758	10,416,145
Dilutive effect of securities	2,583	94,951	84,157
Total weighted average diluted shares outstanding	9,841,841	10,180,709	10,500,302
Diluted earnings per common share	$1.69	$3.50	$0.76

The weighted average number of shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	December 31,
	2023	2022	2021
Stock options	—	15,361	869
Restricted stock awards	—	135	431
Restricted stock units	71,711	15,176	20,828

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

Changes in Internal Control over Financial Reporting

There were no changes to internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting and the report thereon of Horne LLP are included herein under Item 8. Financial Statements and Supplementary Data.

Item 9B. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as provided below, the information required by Item 10 is incorporated by reference to the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”).

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

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership

Except as provided below, the information required by Item 12 is incorporated by reference to the 2024 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information regarding our equity compensation plans as of December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(3)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	484,340	$19.94	450,058
Equity compensation plans not approved by security holders(2)	179,014	15.16	—
Total	663,354	$17.32	450,058

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

(2)	The Investar Holding Corporation 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”) was adopted by the Company’s board of directors on January 15, 2014 and was amended on March 13, 2014. Because the Company was a private corporation at the time of the adoption of the 2014 Plan, shareholder approval of the 2014 Plan was not required, nor was such approval obtained. A total of 600,000 shares of common stock was reserved for issuance pursuant to awards under the 2014 Plan. Effective May 24, 2017, no future awards will be granted under the 2014 Plan, although the terms and conditions of the 2014 Plan will continue to govern any outstanding awards thereunder.
(3)	Includes 336,749 shares issuable pursuant to outstanding restricted stock units, which do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Directors Independence

The information required by Item 13 is incorporated by reference to the 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the 2024 Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8. Financial Statements and Supplementary Data hereof:

Report of Independent Registered Public Accounting Firms (PCAOB ID: 171)

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Income for the Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

(2)

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Number	Description	Location
2.1	Agreement and Plan of Reorganization dated January 21, 2021 by and among Investar Holding Corporation, Cheaha Financial Group, Inc. and High Point Acquisition, Inc.	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed January 25, 2021 and incorporated herein by reference

3.1	Restated Articles of Incorporation of Investar Holding Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

3.2	Amended and Restated By-laws of Investar Holding Corporation	Exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed October 10, 2017 and incorporated herein by reference

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

4.2	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934	Exhibit 4.2 to the Annual Report on Form 10-K of the Company filed March 9, 2022 and incorporated herein by reference

4.3	Form of 5.125% Fixed to Floating Rate Subordinated Note due 2029	Exhibit 4.1 to the Current Report on Form 8-K filed November 14, 2019 and incorporated herein by reference

4.4	Indenture, dated April 6, 2022, by and among Investar Holding Corporation and UMB Bank, National Association, as trustee	Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.

4.5	Form of 5.125% Fixed-to-Floating Rate Subordinated Note due 2032	Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference

10.1	Form of the Director Support Agreement, dated October 10, 2018, among Investar Holding Corporation, Mainland Bank and all of the directors of Mainland Bank parties thereto	Exhibit 10.3 to the Registration Statement on Form S-4 of the Company filed November 30, 2018 and incorporated herein by reference

10.2*	Employment Agreement, dated August 1, 2020 by and among Investar Holding Corporation, Investar Bank, National Association, and John J. D’Angelo	Exhibit 10.1 to the Current Report on Form 8-K filed August 6, 2020 and incorporated herein by reference

10.3*	Employment Agreement, dated August 1, 2020 by and among Investar Holding Corporation, Investar Bank, National Association, and Christopher L. Hufft	Exhibit 10.2 to the Current Report on Form 8-K filed August 6, 2020 and incorporated herein by reference

10.4*	Amended and Restated Investar Holding Corporation 2017 Long-Term Incentive Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K filed May 20, 2021 and incorporated herein by reference

10.5*	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and John D’Angelo	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.6*	Supplemental Salary Continuation Agreement, dated May 22, 2019, by and between Investar Bank and John D’Angelo	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed May 23, 2019 and incorporated herein by reference

10.7*	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and Christopher Hufft	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.8*	Supplemental Salary Continuation Agreement, dated May 22, 2019, by and between Investar Bank and Christopher Hufft	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed May 23, 2019 and incorporated herein by reference

10.9*	Separation Agreement & Release with Christopher Hufft, dated November 4, 2022	Exhibit 10.10 to the Annual Report on Form 10-K of the Company filed March 8, 2023 and incorporated herein by reference

10.10*	Form of Split Dollar Agreement by and between Investar Bank and each executive entering into a Salary Continuation Agreement	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.11*	Form of First Amendment to Split Dollar Agreement by and between Investar Bank and each executive entering into a Supplemental Salary Continuation Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed May 23, 2019 and incorporated herein by reference

10.12*	Investar Holding Corporation 2014 Long-Term Incentive Compensation Plan, as amended by Amendment No. 1 to Investar Holding Corporation 2014 Long Term Incentive Plan

Exhibit 10.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and, as to Amendment No.1, Exhibit 99.2 to the Registration Statement on Form S-8 of the Company filed October 30, 2014, each of which is incorporated herein by reference

10.13*	Amendment to the Split Dollar Agreement between Investar Bank and Christopher Hufft, dated November 1, 2022	Exhibit 10.13 to the Annual Report on Form 10-K of the Company filed March 8, 2023 and incorporated herein by reference

10.14*	Form of Stock Option Grant Agreement	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.15*	Form of Restricted Stock Award Agreement for Employees	Exhibit 10.3 to the Annual Report on Form 10-K of the Company filed March 11, 2016 and incorporated herein by reference

10.16*	Form of Restricted Stock Award Agreement for Non-Employee Directors	Exhibit 10.4 to the Annual Report on Form 10-K of the Company filed March 11, 2016 and incorporated herein by reference

10.17*	Form of Restricted Stock Unit Agreement for Employees	Exhibit 10.15 to the Annual Report on Form 10-K of the Company filed March 15, 2019 and incorporated herein by reference

10.18*	Form of Restricted Stock Unit Agreement for Non-Employee Directors	Exhibit 10.16 to the Annual Report on Form 10-K of the Company filed March 15, 2019 and incorporated herein by reference

10.19*	Investar Holding Corporation 401(k) Plan, as restated effective January 1, 2021	Exhibit 10.20 to the Annual Report on Form 10-K of the Company filed March 10, 2021 and incorporated herein by reference

21.1	Subsidiaries of the Registrant	Exhibit 21 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

23.1	Consent of Horne LLP	Filed herewith

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

97.1	Investar Holding Corporation Clawback Policy	Filed herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)	Filed herewith

* Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTAR HOLDING CORPORATION

Date:	March 7, 2024	by:	/s/ John J. D’Angelo
John J. D’Angelo
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 7, 2024	by:	/s/ John J. D’Angelo
John J. D’Angelo
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Date:	March 7, 2024	by:	/s/ John R. Campbell
John R. Campbell
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	March 7, 2024	by:	/s/ Corey E. Moore
Corey E. Moore
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 7, 2024	by:	/s/ Anita M. Fontenot
Anita M. Fontenot
Director

Date:	March 7, 2024	by:	/s/ William H. Hidalgo, Sr.
William H. Hidalgo, Sr.
Chairman of the Board

Date:	March 7, 2024	by:	/s/ Rose J. Hudson
Rose J. Hudson
Director

Date:	March 7, 2024	by:	/s/ Gordon H. Joffrion, III
Gordon H. Joffrion, III
Director

Date:	March 7, 2024	by:	/s/ Robert C. Jordan
Robert C. Jordan
Director

Date:	March 7, 2024	by:	/s/ Julio A. Melara
Julio A. Melara
Director

Date:	March 7, 2024	by:	/s/ Suzanne O. Middleton
Suzanne O. Middleton
Director

Date:	March 7, 2024	by:	/s/ Andrew C. Nelson, M.D.
Andrew C. Nelson, M.D.
Director

Date:	March 7, 2024	by:	/s/ Frank L. Walker
Frank L. Walker
Director

Date:	March 7, 2024	by:	/s/ James E. Yegge, M.D.
James E. Yegge, M.D.
Director