Form 10-Q
period 2024-03-31
Investar Holding Corp
filed 2024-05-02
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 9,829,197 shares outstanding as of April 29,2024.

GLOSSARY OF DEFINED TERMS

Below is a listing of certain acronyms, abbreviations and defined terms, among others, used throughout this Quarterly Report on Form 10-Q.

AFS	–	Available For Sale
ALCO	–	Asset/Liability Committee
Annual Report	–	Investar Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated Teller Machine
Bank	–	Investar Bank, National Association
BTFP	–	Bank Term Funding Program
BOLI	–	Bank Owned Life Insurance
CECL	–	Current Expected Credit Loss
Company	–	Investar Holding Corporation and its wholly-owned subsidiary the Bank (also, “we,” “our,” or “us)
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
FHLB	–	Federal Home Loan Bank
FRB	–	Federal Reserve Bank of Atlanta
GAAP	–	U.S. Generally Accepted Accounting Principles
HTM	–	Held To Maturity
ROU	–	Right-Of-Use
SEC	–	U.S. Securities and Exchange Commission
SBIC	–	Small Business Investment Company
SOFR	–	Secured Overnight Financing Rate
U.S.	–	United States

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$18,083	$28,285
Interest-bearing balances due from other banks	23,762	3,724
Cash and cash equivalents	41,845	32,009

Available for sale securities at fair value (amortized cost of $415,546 and $419,283, respectively)	353,340	361,918
Held to maturity securities at amortized cost (estimated fair value of $18,148 and $20,513, respectively)	17,755	20,472
Loans	2,180,578	2,210,619
Less: allowance for credit losses	(29,114)	(30,540)
Loans, net	2,151,464	2,180,079
Equity securities at fair value	2,260	1,180
Nonmarketable equity securities	12,723	13,417
Bank premises and equipment, net of accumulated depreciation of $20,038 and $19,476, respectively	42,659	44,183
Other real estate owned, net	4,247	4,438
Accrued interest receivable	15,047	14,366
Deferred tax asset	17,779	16,910
Goodwill and other intangible assets, net	42,154	42,320
Bank owned life insurance	60,745	58,797
Other assets	25,688	25,066
Total assets	$2,787,706	$2,815,155

LIABILITIES
Deposits:
Noninterest-bearing	$435,397	$448,752
Interest-bearing	1,772,431	1,806,975
Total deposits	2,207,828	2,255,727
Advances from Federal Home Loan Bank	23,500	23,500
Borrowings under Bank Term Funding Program	229,000	212,500
Repurchase agreements	7,850	8,633
Subordinated debt, net of unamortized issuance costs	43,363	44,320
Junior subordinated debt	8,657	8,630
Accrued taxes and other liabilities	40,503	35,077
Total liabilities	2,560,701	2,588,387

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 9,781,946 and 9,748,067 shares issued and outstanding, respectively	9,782	9,748
Surplus	145,739	145,456
Retained earnings	120,441	116,711
Accumulated other comprehensive loss	(48,957)	(45,147)
Total stockholders’ equity	227,005	226,768
Total liabilities and stockholders’ equity	$2,787,706	$2,815,155

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended March 31,
	2024	2023
INTEREST INCOME
Interest and fees on loans	$32,135	$27,359
Interest on investment securities:
Taxable	2,817	3,085
Tax-exempt	238	105
Other interest income	532	428
Total interest income	35,722	30,977

INTEREST EXPENSE
Interest on deposits	14,845	6,221
Interest on borrowings	3,661	4,583
Total interest expense	18,506	10,804
Net interest income	17,216	20,173

Provision for credit losses	(1,419)	388
Net interest income after provision for credit losses	18,635	19,785

NONINTEREST INCOME
Service charges on deposit accounts	810	740
Loss on call or sale of investment securities, net	—	(1)
Gain (loss) on sale or disposition of fixed assets, net	427	(859)
Loss on sale of other real estate owned, net	—	(142)
Gain on sale of loans	—	75
Servicing fees and fee income on serviced loans	—	6
Interchange fees	395	438
Income from bank owned life insurance	388	336
Change in the fair value of equity securities	80	(4)
Other operating income	648	487
Total noninterest income	2,748	1,076
Income before noninterest expense	21,383	20,861

NONINTEREST EXPENSE
Depreciation and amortization	812	1,052
Salaries and employee benefits	9,248	9,334
Occupancy	581	1,024
Data processing	937	875
Marketing	41	69
Professional fees	419	633
Gain on early extinguishment of subordinated debt	(215)	—
Other operating expenses	3,473	3,188
Total noninterest expense	15,296	16,175
Income before income tax expense	6,087	4,686
Income tax expense	1,380	874
Net income	$4,707	$3,812

EARNINGS PER SHARE
Basic earnings per share	$0.48	$0.38
Diluted earnings per share	0.48	0.38
Cash dividends declared per common share	0.10	0.095

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
Net income	$4,707	$3,812
Other comprehensive (loss) income:
Investment securities:
Unrealized (loss) gain, available for sale, net of tax (benefit) expense of ($1,031) and $1,261, respectively	(3,810)	4,662
Reclassification of realized loss, available for sale, net of tax benefit of $0 for all respective periods	—	1
Total other comprehensive (loss) income	(3,810)	4,663
Total comprehensive income	$897	$8,475

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	(Loss) Income	Equity
Three months ended:
March 31, 2023
Balance at beginning of period	$9,902	$146,587	$108,206	$(48,913)	$215,782
Cumulative effect of adoption of ASU 2016-13, net	—	—	(4,295)		(4,295)
Surrendered shares	(10)	(177)	—	—	(187)
Options exercised	8	97	—	—	105
Dividends declared, $0.095 per share	—	—	(943)	—	(943)
Stock-based compensation	47	386	—	—	433
Shares repurchased	(46)	(866)	—	—	(912)
Net income	—	—	3,812	—	3,812
Other comprehensive income, net	—	—	—	4,663	4,663
Balance at end of period	$9,901	$146,027	$106,780	$(44,250)	$218,458

March 31, 2024
Balance at beginning of period	$9,748	$145,456	$116,711	$(45,147)	$226,768
Surrendered shares	(7)	(108)	—	—	(115)
Options exercised	14	182	—	—	196
Dividends declared, $0.10 per share	—	—	(977)	—	(977)
Stock-based compensation	38	371	—	—	409
Shares repurchased	(11)	(162)	—	—	(173)
Net income	—	—	4,707	—	4,707
Other comprehensive loss, net	—	—	—	(3,810)	(3,810)
Balance at end of period	$9,782	$145,739	$120,441	$(48,957)	$227,005

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
Net income	$4,707	$3,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	812	1,052
Provision for credit losses	(1,419)	388
Net accretion of purchase accounting adjustments	(25)	(89)
Provision for other real estate owned	233	—
Net amortization of securities	15	45
Loss on call or sale of investment securities, net	—	1
(Gain) loss on sale or disposition of fixed assets, net	(427)	859
Loss on sale of other real estate owned, net	—	142
Gain on sale of loans to First Community Bank	—	(75)
Gain on early extinguishment of subordinated debt	(215)	—
FHLB stock dividend	(53)	(186)
Stock-based compensation	409	433
Deferred taxes	163	(116)
Net change in value of bank owned life insurance	(388)	(336)
Amortization of subordinated debt issuance costs	46	23
Change in the fair value of equity securities	(80)	4
Net change in:
Accrued interest receivable	(681)	(198)
Other assets	1,059	5,487
Accrued taxes and other liabilities	3,674	1,125
Net cash provided by operating activities	7,830	12,371

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	2,364
Purchases of securities available for sale	(5,411)	(7,632)
Proceeds from maturities, prepayments and calls of investment securities available for sale	9,134	10,209
Proceeds from maturities, prepayments and calls of investment securities held to maturity	2,716	254
Proceeds from redemption or sale of nonmarketable equity securities	1,683	4,000
Purchases of nonmarketable equity securities	(936)	(1,182)
Purchases of equity securities at fair value	(1,000)	—
Net decrease (increase) in loans	30,012	(18,671)
Proceeds from sales of other real estate owned	—	794
Proceeds from sales of fixed assets	1,340	—
Purchases of fixed assets	(112)	(324)
Proceeds from surrender of bank owned life insurance	8,440	—
Purchases of bank owned life insurance	(10,000)	—
Purchases of other investments	(40)	(279)
Distributions from investments	69	37
Cash paid for branch sale to First Community Bank, net of cash received	—	(596)
Net cash provided by (used in) investing activities	35,895	(11,026)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net (decrease) increase in customer deposits	(47,867)	77,883
Net increase in federal funds purchased	—	440
Net decrease in repurchase agreements	(783)	—
Net decrease in short-term FHLB advances	—	(56,884)
Net increase in borrowings under the Bank Term Funding Program	16,500	—
Repayment of long-term FHLB advances	—	(30,000)
Cash dividends paid on common stock	(975)	(943)
Proceeds from stock options exercised	196	105
Payments to repurchase common stock	(173)	(912)
Extinguishment of subordinated debt	(787)	—
Net cash used in financing activities	(33,889)	(10,311)
Net change in cash and cash equivalents	9,836	(8,966)
Cash and cash equivalents, beginning of period	32,009	40,259
Cash and cash equivalents, end of period	$41,845	$31,293

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfer from loans to other real estate owned	$42	$916

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023, including the notes thereto, which were included as part of the Company’s Annual Report.

Nature of Operations

The Company is a financial holding company, headquartered in Baton Rouge, Louisiana that provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association, a national bank, primarily to meet the needs of individuals, professionals and small to medium-sized businesses. The Company’s primary markets are in south Louisiana, southeast Texas and Alabama. At  March 31, 2024 , the Company operated 20 full service branches located in Louisiana, two full service branches located in Texas and six full service branches located in Alabama and had 323 full-time equivalent employees.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses. While management uses available information to recognize credit losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, changes in conditions of our borrowers’ industries or changes in the condition of individual borrowers. The Company adopted ASU 2016-13 effective January 1, 2023, which changed how the Company accounts for the allowance for credit losses. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for credit losses may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

FASB “Disclosure Improvements” Update No. 2023-06 (“ASU 2023-06”). In  October 2023, the FASB issued ASU 2023-06, which amends the disclosure or presentation requirements related to various topics. The amendment is intended to align GAAP with the SEC’s regulations. ASU 2023-06 is required to be applied prospectively, and early adoption is prohibited. For reporting entities subject to the SEC’s existing disclosure requirements, the effective dates of ASU 2023-06 will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. If by  June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed and will not become effective for any entities. ASU 2023-06 is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 2. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the three months ended March 31, 2024 and 2023 (in thousands, except share data).

	Three months ended March 31,
	2024	2023
Earnings per common share – basic
Net income	$4,707	$3,812
Less: income allocated to participating securities	—	(1)
Net income allocated to common shareholders	4,707	3,811
Weighted average basic shares outstanding	9,769,626	9,908,931
Basic earnings per common share	$0.48	$0.38

Earnings per common share – diluted
Net income allocated to common shareholders	$4,707	$3,811
Weighted average basic shares outstanding	9,769,626	9,908,931
Dilutive effect of securities	97,347	83,536
Total weighted average diluted shares outstanding	9,866,973	9,992,467
Diluted earnings per common share	$0.48	$0.38

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended March 31,
	2024	2023
Stock options	2,619	6,011
Restricted stock units	1,699	7,760

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. INVESTMENT SECURITIES

Debt Securities

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
March 31, 2024
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$19,039	$83	$(473)	$18,649
Obligations of state and political subdivisions	17,853	—	(2,003)	15,850
Corporate bonds	29,751	—	(3,440)	26,311
Residential mortgage-backed securities	273,359	19	(47,517)	225,861
Commercial mortgage-backed securities	75,544	161	(9,036)	66,669
Total	$415,546	$263	$(62,469)	$353,340

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2023
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$20,383	$100	$(440)	$20,043
Obligations of state and political subdivisions	18,768	11	(2,076)	16,703
Corporate bonds	30,097	—	(3,741)	26,356
Residential mortgage-backed securities	274,950	14	(42,919)	232,045
Commercial mortgage-backed securities	75,085	208	(8,522)	66,771
Total	$419,283	$333	$(57,698)	$361,918

The Company calculates realized gains and losses on sales of debt securities under the specific identification method. Proceeds from sales of investment securities classified as AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended March 31,
	2024	2023
Proceeds from sales	$—	$2,364
Gross gains	$—	$1
Gross losses	$—	$(2)

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
March 31, 2024
Obligations of state and political subdivisions	$15,475	$634	$(5)	$16,104
Residential mortgage-backed securities	2,280	—	(236)	2,044
Total	$17,755	$634	$(241)	$18,148

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2023
Obligations of state and political subdivisions	$18,163	$314	$(82)	$18,395
Residential mortgage-backed securities	2,309	—	(191)	2,118
Total	$20,472	$314	$(273)	$20,513

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of March 31, 2024 or December 31, 2023.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The approximate fair value of AFS securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2024
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$345	$(1)	$9,839	$(472)	$10,184	$(473)
Obligations of state and political subdivisions	1,260	(7)	14,590	(1,996)	15,850	(2,003)
Corporate bonds	—	—	26,311	(3,440)	26,311	(3,440)
Residential mortgage-backed securities	1,356	(10)	221,708	(47,507)	223,064	(47,517)
Commercial mortgage-backed securities	5,079	(55)	48,098	(8,981)	53,177	(9,036)
Total	$8,040	$(73)	$320,546	$(62,396)	$328,586	$(62,469)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2023
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$1,268	$(7)	$9,284	$(433)	$10,552	$(440)
Obligations of state and political subdivisions	—	—	15,425	(2,076)	15,425	(2,076)
Corporate bonds	468	(28)	25,888	(3,713)	26,356	(3,741)
Residential mortgage-backed securities	2,705	(421)	228,415	(42,498)	231,120	(42,919)
Commercial mortgage-backed securities	1,085	(35)	50,271	(8,487)	51,356	(8,522)
Total	$5,526	$(491)	$329,283	$(57,207)	$334,809	$(57,698)

At  March 31, 2024, 702 of the Company’s AFS debt securities had unrealized losses totaling 16.0% of the individual securities’ amortized cost basis and 15.0% of the Company’s total amortized cost basis of the AFS investment securities portfolio. At such date, 682 of the 702 securities had been in a continuous loss position for over 12 months.

The approximate fair value of HTM securities, and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2024
Obligations of state and political subdivisions	$—	$—	$3,010	$(5)	$3,010	$(5)
Residential mortgage-backed securities	—	—	2,044	(236)	2,044	(236)
Total	$—	$—	$5,054	$(241)	$5,054	$(241)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2023
Obligations of state and political subdivisions	$—	$—	$3,064	$(82)	$3,064	$(82)
Residential mortgage-backed securities	—	—	2,118	(191)	2,118	(191)
Total	$—	$—	$5,182	$(273)	$5,182	$(273)

Unrealized losses are generally due to changes in market interest rates. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. Due to the nature of the investments, current market prices, and the current interest rate environment, the Company determined that these declines were not attributable to credit losses at March 31, 2024 or December 31, 2023.

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

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
March 31, 2024
Due within one year	$3,309	$3,245	$960	$960
Due after one year through five years	32,640	31,642	—	—
Due after five years through ten years	35,533	31,929	4,515	4,586
Due after ten years	344,064	286,524	12,280	12,602
Total debt securities	$415,546	$353,340	$17,755	$18,148

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
December 31, 2023
Due within one year	$1,034	$1,027	$960	$961
Due after one year through five years	28,620	27,623	2,556	2,582
Due after five years through ten years	43,634	39,971	4,647	4,621
Due after ten years	345,995	293,297	12,309	12,349
Total debt securities	$419,283	$361,918	$20,472	$20,513

Accrued interest receivable on the Company’s investment securities was $1.8 million and $1.7 million at  March 31, 2024 and  December 31, 2023, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

At March 31, 2024, securities with a carrying value of $292.3 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $296.2 million in pledged securities at December 31, 2023.

Equity Securities

Equity securities at fair value include marketable securities in corporate stocks and mutual funds and totaled $2.3 million and $1.2 million at  March 31, 2024 and  December 31, 2023, respectively.

Nonmarketable equity securities primarily consist of FHLB stock and FRB stock. Members of the FHLB and FRB are required to own a certain amount of stock based on the level of borrowings and other factors and  may invest in additional amounts. FHLB stock and FRB stock is carried at cost, is restricted as to redemption, and is periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income. Nonmarketable equity securities also include investments in our other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of nonmarketable equity securities at  March 31, 2024 and  December 31, 2023 was $12.7 million and $13.4 million, respectively.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	March 31, 2024	December 31, 2023
Construction and development	$173,511	$190,371
1-4 Family	414,480	413,786
Multifamily	105,124	105,946
Farmland	7,539	7,651
Commercial real estate	949,258	937,708
Total mortgage loans on real estate	1,649,912	1,655,462
Commercial and industrial	518,969	543,421
Consumer	11,697	11,736
Total loans	$2,180,578	$2,210,619

Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees, net of direct loan origination costs and commitment fees, are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable. Unamortized premiums and discounts on loans, included in the total loans balances above, were $0.1 million and $0.2 million at March 31, 2024 and  December 31, 2023, respectively, and unearned income, or deferred fees, on loans was $1.2 million and $1.1 million at March 31, 2024 and  December 31, 2023, respectively and is also included in the total loans balance in the table above.

The tables below provide an analysis of the aging of loans as of  March 31, 2024 and  December 31, 2023 (dollars in thousands).

	March 31, 2024
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$172,886	$—	$38	$587	$173,511	$—
1-4 Family	405,759	5,298	38	3,385	414,480	—
Multifamily	105,124	—	—	—	105,124	—
Farmland	7,539	—	—	—	7,539	—
Commercial real estate	948,455	264	324	215	949,258	—
Total mortgage loans on real estate	1,639,763	5,562	400	4,187	1,649,912	—
Commercial and industrial	518,264	154	90	461	518,969	—
Consumer	11,553	38	67	39	11,697	—
Total loans	$2,169,580	$5,754	$557	$4,687	$2,180,578	$—

	December 31, 2023
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$189,746	$—	$55	$570	$190,371	$—
1-4 Family	406,014	3,031	1,720	3,021	413,786	—
Multifamily	105,946	—	—	—	105,946	—
Farmland	7,651	—	—	—	7,651	—
Commercial real estate	937,272	48	359	29	937,708	—
Total mortgage loans on real estate	1,646,629	3,079	2,134	3,620	1,655,462	—
Commercial and industrial	542,206	259	488	468	543,421	—
Consumer	11,552	57	82	45	11,736	—
Total loans	$2,200,387	$3,395	$2,704	$4,133	$2,210,619	$—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below provide an analysis of nonaccrual loans as of  March 31, 2024 and  December 31, 2023 (dollars in thousands).

	March 31, 2024
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
Construction and development	$7	$579	$586
1-4 Family	2,636	1,459	4,095
Multifamily	—	—	—
Farmland	—	—	—
Commercial real estate	388	—	388
Total mortgage loans on real estate	3,031	2,038	5,069
Commercial and industrial	53	414	467
Consumer	71	42	113
Total loans	$3,155	$2,494	$5,649

	December 31, 2023
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
Construction and development	$577	$212	$789
1-4 Family	2,937	1,241	4,178
Multifamily	—	—	—
Farmland	—	—	—
Commercial real estate	216	—	216
Total mortgage loans on real estate	3,730	1,453	5,183
Commercial and industrial	59	409	468
Consumer	74	45	119
Total loans	$3,863	$1,907	$5,770

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, the borrower’s debt service capacity is considered through the analysis of current financial information, if available, and/or current information with regard to the collateral position. Regulatory provisions would typically require the placement of a loan on nonaccrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and payment of future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower. No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the three months ended March 31, 2024 and 2023.

Collateral Dependent Loans

Collateral dependent loans are loans for which the repayments, on the basis of our assessment at the reporting date, are expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Loans that do not share risk characteristics are excluded from the loan pools and evaluated on an individual basis, and the Company has determined to evaluate collateral dependent loans individually for impairment. The allowance for credit losses for collateral dependent loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The Company’s collateral dependent loans include all nonaccrual loans shown in the tables above at  March 31, 2024 and  December 31, 2023. The types of collateral that secure collateral dependent loans are discussed under “Portfolio Segment Risk Factors” below.

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

1-4 Family - The 1-4 family portfolio mainly consists of residential mortgage loans to consumers to finance a primary residence. The majority of these loans are secured by first liens on residential properties located in the Company’s market areas and carry risks associated with the creditworthiness of the borrower and changes in the value of the collateral and loan-to-value-ratios. The Company manages these risks through policies and procedures such as limiting loan-to-value ratios at origination, employing experienced underwriting personnel, requiring standards for appraisers, and not making subprime loans. In the third quarter of 2023, the Company exited the consumer mortgage origination business.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below present the Company’s loan portfolio by year of origination, category, and credit quality indicator as of March 31, 2024 and  December 31, 2023 (dollars in thousands). Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at  March 31, 2024 and  December 31, 2023.

	March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Construction and development
Pass	$9,266	$52,246	$66,296	$5,420	$2,603	$4,759	$22,607	$163,197
Special Mention	—	—	—	760	—	—	—	760
Substandard	—	3,918	5,348	281	—	7	—	9,554
Total construction and development	$9,266	$56,164	$71,644	$6,461	$2,603	$4,766	$22,607	$173,511

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 Family
Pass	$6,407	$42,980	$99,941	$84,244	$58,254	$81,481	$35,446	$408,753
Special Mention	—	—	—	462	—	—	—	462
Substandard	—	178	2,193	254	172	2,434	34	5,265
Total 1-4 family	$6,407	$43,158	$102,134	$84,960	$58,426	$83,915	$35,480	$414,480

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Multifamily
Pass	$96	$7,761	$64,561	$16,132	$4,978	$7,399	$160	$101,087
Special Mention	—	—	—	—	—	4,037	—	4,037
Substandard	—	—	—	—	—	—	—	—
Total multifamily	$96	$7,761	$64,561	$16,132	$4,978	$11,436	$160	$105,124

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$13	$1,749	$1,334	$721	$925	$1,800	$997	$7,539
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total farmland	$13	$1,749	$1,334	$721	$925	$1,800	$997	$7,539

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$17,957	$75,595	$275,230	$222,447	$172,793	$175,511	$4,177	$943,710
Special Mention	—	—	—	179	—	161	—	340
Substandard	—	—	—	1,159	498	3,364	187	5,208
Total commercial real estate	$17,957	$75,595	$275,230	$223,785	$173,291	$179,036	$4,364	$949,258

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$7,078	$56,184	$133,723	$29,927	$12,668	$19,653	$257,220	$516,453
Special Mention	—	—	—	—	—	—	1,896	1,896
Substandard	—	—	92	84	6	338	100	620
Total commercial and industrial	$7,078	$56,184	$133,815	$30,011	$12,674	$19,991	$259,216	$518,969

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$(66)	$(66)

Consumer
Pass	$1,218	$4,374	$2,066	$1,427	$585	$1,470	$394	$11,534
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1	7	3	13	135	4	163
Total consumer	$1,218	$4,375	$2,073	$1,430	$598	$1,605	$398	$11,697

Current-period gross charge-offs	$(28)	$(4)	$(1)	$—	$—	$(4)	$—	$(37)

Total loans
Pass	$42,035	$240,889	$643,151	$360,318	$252,806	$292,073	$321,001	$2,152,273
Special Mention	—	—	—	1,401	—	4,198	1,896	7,495
Substandard	—	4,097	7,640	1,781	689	6,278	325	20,810
Total loans	$42,035	$244,986	$650,791	$363,500	$253,495	$302,549	$323,222	$2,180,578

Current-period gross charge-offs	$(28)	$(4)	$(1)	$—	$—	$(4)	$(66)	$(103)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company had no loans that were classified as doubtful or loss at March 31, 2024 or  December 31, 2023.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of the participations and whole loans sold was $23.7 million and $25.9 million at March 31, 2024 and  December 31, 2023, respectively. The unpaid principal balance of these loans was approximately$95.0 million and $99.8 million at March 31, 2024 and  December 31, 2023, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as to companies of which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $45.3 million and $46.0 million as of March 31, 2024 and  December 31, 2023, respectively. No related party loans were classified as nonperforming or nonaccrual at  March 31, 2024 or  December 31, 2023.

The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	March 31, 2024	December 31, 2023
Balance, beginning of period	$46,000	$96,977
New loans/changes in relationship	186	2,570
Repayments/changes in relationship	(905)	(53,547)
Balance, end of period	$45,281	$46,000

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company made the accounting policy election to exclude accrued interest receivable from the amortized cost of loans and the estimate of the allowance for credit losses. Accrued interest receivable on the Company’s loans was $13.1 million and $12.7 million at  March 31, 2024 and  December 31, 2023, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

The table below shows a summary of the activity in the allowance for credit losses for the three months ended March 31, 2024 and 2023 (dollars in thousands).

	Three months ended March 31,
	2024	2023
Balance, beginning of period	$30,540	$24,364
ASU 2016-13 adoption impact(1)	—	5,865
Provision for credit losses on loans(2)	(1,411)	556
Charge-offs	(103)	(510)
Recoveries	88	246
Balance, end of period	$29,114	$30,521

(1)	On January 1, 2023, the Company adopted ASU 2016-13, which introduced a new model known as CECL. Upon adoption, the Company recorded a one-time, cumulative effect adjustment to increase the allowance for credit losses by $5.9 million.
(2)

For the three months ended  March 31, 2024, the $1.4 million negative provision for credit losses on the consolidated statement of income includes a $1.4 million negative provision for loan losses and a $9,000 negative provision for unfunded loan commitments. For the three months ended  March 31, 2023, the $0.4 million provision for credit losses on the consolidated statement of income includes a $0.6 million provision for loan losses and a $0.2 million negative provision for unfunded loan commitments

The negative provision for credit losses in the three months ended March 31, 2024 was primarily due to a decrease in total loans, aging of existing loans, and, to a lesser extent, the completion of our annual CECL allowance model recalibration, which resulted in lower historical loss rates. The provision for credit losses for the three months ended March 31, 2023 was due to organic loan growth.

The following tables outline the activity in the allowance for credit losses by collateral type for the three months ended March 31, 2024 and 2023, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of  March 31, 2024 and 2023 (dollars in thousands).

	Three months ended March 31, 2024
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,471	$9,129	$1,124	$2	$10,691	$6,920	$203	$30,540
Provision for credit losses on loans	(906)	(3,206)	411	(29)	1,580	791	(52)	(1,411)
Charge-offs	—	—	—	—	—	(66)	(37)	(103)
Recoveries	9	5	—	36	—	31	7	88
Ending balance	$1,574	$5,928	$1,535	$9	$12,271	$7,676	$121	$29,114
Ending allowance balance for loans individually evaluated for impairment	112	183	—	—	—	194	20	509
Ending allowance balance for loans collectively evaluated for impairment	1,462	5,745	1,535	9	12,271	7,482	101	28,605
Loans receivable:
Balance of loans individually evaluated for impairment	586	4,095	—	—	388	467	113	5,649
Balance of loans collectively evaluated for impairment	172,925	410,385	105,124	7,539	948,870	518,502	11,584	2,174,929
Total period-end balance	$173,511	$414,480	$105,124	$7,539	$949,258	$518,969	$11,697	$2,180,578

	Three months ended March 31, 2023
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,555	$3,917	$999	$113	$10,718	$5,743	$319	$24,364
ASU 2016-13 adoption impact	(75)	4,712	(84)	(99)	676	793	(58)	5,865
Provision for credit losses on loans	519	58	(5)	16	30	(100)	38	556
Charge-offs	—	(42)	—	—	—	(380)	(88)	(510)
Recoveries	42	5	—	—	103	69	27	246
Ending balance	$3,041	$8,650	$910	$30	$11,527	$6,125	$238	$30,521
Ending allowance balance for loans individually evaluated for impairment	—	40	—	—	77	18	50	185
Ending allowance balance for loans collectively evaluated for impairment	3,041	8,610	910	30	11,450	6,107	188	30,336
Loans receivable:
Balance of loans individually evaluated for impairment	332	1,850	—	39	2,545	1,574	117	6,457
Balance of loans collectively evaluated for impairment	209,942	399,479	80,980	10,692	964,612	423,519	13,363	2,102,587
Total period-end balance	$210,274	$401,329	$80,980	$10,731	$967,157	$425,093	$13,480	$2,109,044

Loan Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the three months ended March 31, 2024 and 2023, the Company did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. BORROWINGS UNDER BANK TERM FUNDING PROGRAM

On March 12, 2023, the Federal Reserve established the BTFP. The BTFP is a one-year program which provides additional liquidity through borrowings with a term of up to one year secured by the pledging of certain qualifying securities and other assets, valued at par value. At March 31, 2024, and December 31, 2023, outstanding borrowings under the BTFP were $229.0 million and $212.5 million, respectively.

NOTE 6. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive (Loss) Income

Activity within the balances in accumulated other comprehensive (loss) income is shown in the tables below (dollars in thousands).

	Three months ended March 31,
	2024			2023
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized (loss) gain, available for sale, net	$(39,627)	$(3,810)	$(43,437)	$(43,137)	$4,662	$(38,475)
Reclassification of realized (gain) loss, available for sale, net	(5,521)	—	(5,521)	(5,777)	1	(5,776)
Unrealized gain, transfer from available for sale to held to maturity, net	1	—	1	1	—	1
Accumulated other comprehensive (loss) income	$(45,147)	$(3,810)	$(48,957)	$(48,913)	$4,663	$(44,250)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its liability management, the Company has historically utilized pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month SOFR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. To mitigate credit risk, securities were pledged to the Company by the counterparties in an amount greater than or equal to the gain position of the derivative contracts. Conversely, securities were pledged to the counterparties by the Company in an amount greater than or equal to the loss position of the derivative contracts, if applicable. There were no assets or liabilities recorded in the accompanying consolidated balance sheets at March 31, 2024 or  December 31, 2023 associated with the swap contracts, other than interest rate swaps related to customer loans, described below.

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging”, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”). The Company did not recognize any gains or losses in other operating income resulting from fair value adjustments of these swap agreements during the three months ended March 31, 2024 and 2023.

The table below presents the notional amounts and fair values of the Company’s derivative financial instruments as well as their classification on the accompanying consolidated balance sheets at  March 31, 2024 and  December 31, 2023.

		Fair Value
	Notional(1)	Derivative Assets(2)	Derivative Liabilities(2)
March 31, 2024
Interest rate swaps	$178,757	$18,959	$18,959

December 31, 2023
Interest rate swaps	$174,893	$17,325	$17,325

(1)	Notional amounts represent interest rate swap contracts with customers and offsetting interest rate swap contracts with other financial institutions.
(2)	Derivative assets and liabilities are reported at fair value in “Other assets” and “Accrued taxes and other liabilities”, respectively, in the accompanying consolidated balance sheets.

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

The Company holds SBIC qualified funds and other investment funds that do not have a readily determinable fair value. In accordance with ASC 820, these investments are measured at fair value using the net asset value practical expedient and are not required to be classified in the fair value hierarchy. At  March 31, 2024 and  December 31, 2023, the fair values of these investments were $3.5 million and $3.4 million, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following methods and assumptions were used by the Company in estimating the fair value of assets and liabilities valued on a recurring basis:

AFS Investment Securities and Marketable Equity Securities – Where quoted prices are available in an active market, the Company classifies the securities within level 1 of the valuation hierarchy. Securities are defined as both long and short positions. Level 1 securities include marketable equity securities in corporate stocks and mutual funds.

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

Management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data. At March 31, 2024 and  December 31, 2023, the majority of our level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.

Derivative Financial Instruments – The fair value for interest rate swap agreements is based upon the amounts required to settle the contracts. These derivative instruments are classified in level 2 of the fair value hierarchy.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2024
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$18,649	$—	$18,649	$—
Obligations of state and political subdivisions	15,850	—	11,376	4,474
Corporate bonds	26,311	—	25,842	469
Residential mortgage-backed securities	225,861	—	225,861	—
Commercial mortgage-backed securities	66,669	—	66,669	—
Equity securities at fair value	2,260	2,260	—	—
Interest rate swaps - gross assets	18,959	—	18,959	—
Total assets	$374,559	$2,260	$367,356	$4,943
Liabilities:
Interest rate swaps - gross liabilities	$18,959	$—	$18,959	$—

December 31, 2023
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$20,043	$—	$20,043	$—
Obligations of state and political subdivisions	16,703	—	11,453	5,250
Corporate bonds	26,356	—	25,893	463
Residential mortgage-backed securities	232,045	—	232,045	—
Commercial mortgage-backed securities	66,771	—	66,771	—
Equity securities at fair value	1,180	1,180	—	—
Interest rate swaps - gross assets	17,325	—	17,325	—
Total assets	$380,423	$1,180	$373,530	$5,713
Liabilities:
Interest rate swaps - gross liabilities	$17,325	$—	$17,325	$—

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the three months ended March 31, 2024 and 2023 (dollars in thousands).

	Obligations of State and Political Subdivisions	Corporate Bonds
Balance at December 31, 2023	$5,250	$463
Realized gain (loss) included in earnings	—	—
Unrealized (loss) gain included in other comprehensive loss	(749)	6
Purchases	—	—
Sales	—	—
Maturities, prepayments, and calls	(27)	—
Transfers into level 3	—	—
Transfers out of level 3	—	—
Balance at March 31, 2024	$4,474	$469

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Obligations of State and Political Subdivisions	Corporate Bonds
Balance at December 31, 2022	$5,965	$479
Realized gain (loss) included in earnings	—	—
Unrealized loss included in other comprehensive income	(667)	(11)
Purchases	—	—
Sales	—	—
Maturities, prepayments, and calls	(26)	—
Transfers into level 3	—	—
Transfers out of level 3	—	—
Balance at March 31, 2023	$5,272	$468

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at March 31, 2024 and  December 31, 2023. For the three months ended March 31, 2024 and 2023, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of level 3 assets measured at fair value on a recurring basis at March 31, 2024 and  December 31, 2023 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts
March 31, 2024
Obligations of state and political subdivisions	$4,474	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 5%
Corporate bonds	469	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	6%

December 31, 2023
Obligations of state and political subdivisions	$5,250	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 11%
Corporate bonds	463	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	8%

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

Other Real Estate Owned – Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at fair value at the time of foreclosure, less estimated selling cost. Losses arising at the time of foreclosure of properties are charged to the allowance for credit losses. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. Accordingly, values for other real estate owned are classified as level 3.

Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of  March 31, 2024 and  December 31, 2023. There were no liabilities measured on a nonrecurring basis at March 31, 2024 or December 31, 2023 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(3)
March 31, 2024
Loans individually evaluated for impairment(1)	$1,141	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	19%
Other real estate owned(2)	1,035	Underlying collateral value, third party appraisals	Collateral discounts and discount rates	18% - 19%	18%

December 31, 2023
Loans individually evaluated for impairment(1)	$1,293	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	6% - 100%	29%

(1) Loans individually evaluated that were re-measured during the period had a carrying value of $1.5 million and $1.8 million at  March 31, 2024 and  December 31, 2023, respectively, with related allowance for credit losses of $0.4 million and $0.5 million as of such dates.

(2) Other real estate owned that was remeasured during the period had a carrying value of $1.0 million at  March 31, 2024. During the three months ended March 31, 2024, the Company recorded a $0.2 million write-down of other real estate owned which is included as part of “Other operating expenses” in noninterest expense on the accompanying consolidated statement of income.

(3) Weighted by relative fair value.

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

Cash and Cash Equivalents – For these short-term instruments, the fair value is the carrying value. The Company classifies these assets in level 1 of the fair value hierarchy.

Investment Securities and Equity Securities – The fair value measurement techniques and assumptions for AFS securities and marketable equity securities is discussed earlier in the note. The same measurement techniques and assumptions were applied to the valuation of HTM securities and nonmarketable equity securities including equity in correspondent banks.

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

Deposits – The fair values disclosed for noninterest-bearing demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). These noninterest-bearing deposits are classified in level 2 of the fair value hierarchy. All interest-bearing deposits are classified in level 3 of the fair value hierarchy. The carrying amounts of variable-rate accounts (for example, interest-bearing checking, savings, and money market accounts), fixed-term money market accounts, and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings – The carrying amounts of federal funds purchased, repurchase agreements, and other short-term borrowings approximate their fair values. The Company classifies these borrowings in level 2 of the fair value hierarchy.

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

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	March 31, 2024
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,845	$41,845	$41,845	$—	$—
Investment securities - AFS	353,340	353,340	—	348,397	4,943
Investment securities - HTM	17,755	18,148	—	2,044	16,104
Equity securities at fair value	2,260	2,260	2,260	—	—
Nonmarketable equity securities	12,723	12,723	—	12,723	—
Loans, net of allowance	2,151,464	1,994,035	—	—	1,994,035
Interest rate swaps - gross assets	18,959	18,959	—	18,959	—

Financial liabilities:
Deposits, noninterest-bearing	$435,397	$435,397	$—	$435,397	$—
Deposits, interest-bearing	1,772,431	1,693,579	—	—	1,693,579
Borrowings under BTFP and repurchase agreements	236,850	236,002	—	236,002	—
FHLB long-term advances	23,500	23,108	—	—	23,108
Junior subordinated debt	8,657	8,657	—	—	8,657
Subordinated debt	44,000	42,156	—	42,156	—
Interest rate swaps - gross liabilities	18,959	18,959	—	18,959	—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$32,009	$32,009	$32,009	$—	$—
Investment securities - AFS	361,918	361,918	—	356,205	5,713
Investment securities - HTM	20,472	20,513	—	2,118	18,395
Equity securities at fair value	1,180	1,180	1,180	—	—
Nonmarketable equity securities	13,417	13,417	—	13,417	—
Loans, net of allowance	2,180,079	2,020,924	—	—	2,020,924
Interest rate swaps - gross assets	17,325	17,325	—	17,325	—

Financial liabilities:
Deposits, noninterest-bearing	$448,752	$448,752	$—	$448,752	$—
Deposits, interest-bearing	1,806,975	1,735,562	—	—	1,735,562
Borrowings under BTFP and repurchase agreements	221,133	221,133	—	221,133	—
FHLB long-term advances	23,500	22,945	—	—	22,945
Junior subordinated debt	8,630	8,630	—	—	8,630
Subordinated debt	45,000	44,544	—	44,544	—
Interest rate swaps - gross liabilities	17,325	17,325	—	17,325	—

NOTE 9. INCOME TAXES

The income tax expense and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended March 31,
	2024	2023
Income tax expense	$1,380	$874
Effective tax rate	22.7%	18.7%

For the three month period ended March 31, 2024, the effective tax rate differed from the statutory tax rate of 21% primarily due to the surrender of approximately $8.4 million of BOLI contracts, which resulted in $0.3 million of income tax expense, partially offset by tax-exempt interest income earned on certain loans and investment securities and income from BOLI. For the three month period ended March 31, 2023, the effective tax rate differed from the statutory tax rate of 21% primarily due tax-exempt interest income earned on certain loans and investment securities and income from BOLI.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for credit losses on loans. The reserve for unfunded loan commitments was $0.3 million at both  March 31, 2024 and  December 31, 2023, and is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets.

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

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	March 31, 2024	December 31, 2023
Loan commitments	$423,492	$413,019
Standby letters of credit	17,044	17,844

Additionally, at March 31, 2024, the Company had unfunded commitments of $1.3 million for its investments in SBIC qualified funds and other investment funds.

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

The Company determines if an arrangement is a lease at inception. Operating leases, with the exception of short-term leases, are included in operating lease ROU assets and operating lease liabilities in “Bank premises and equipment, net” and “Accrued taxes and other liabilities”, respectively, in the accompanying consolidated balance sheets. Operating lease ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease pre-payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease. When it is reasonably certain that the Company will exercise an option to extend a lease, the extension is included in the lease term when calculating the present value of lease payments.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately, as the non-lease component amounts are readily determinable.

Quantitative information regarding the Company’s operating leases is presented below as of and for the three months ended March 31, 2024 and 2023 (dollars in thousands).

	March 31,
	2024	2023
Total operating lease cost	$105	$125
Weighted-average remaining lease term (in years)	6.6	7.6
Weighted-average discount rate	3.2%	3.1%

At  March 31, 2024 and  December 31, 2023, the Company’s operating lease ROU assets were $2.0 million and $2.1 million, respectively, and the Company’s related operating lease liabilities were $2.1 million and $2.2 million, respectively. The Company’s operating leases have remaining terms ranging from 2 to 8 years, including extension options if the Company is reasonably certain they will be exercised.

Future minimum lease payments due under non-cancelable operating leases at March 31, 2024 are presented below (dollars in thousands).

Remainder of 2024	$286
2025	388
2026	339
2027	341
2028	341
Thereafter	671
Total	$2,366

At March 31, 2024, the Company had entered into a lease for a loan production office in the southeast Texas market. The lease commencement date is  April 1, 2024, and the lease term is five years.

The Bank owns its corporate headquarters building, the first floor of which is occupied by multiple tenants. The Bank, as lessor, also leases a portion of one of its branch locations and a former stand-alone ATM location. All tenant leases are operating leases. The Bank, as lessor, recognized lease income of $0.1 million for each of the three month periods ended March 31, 2024 and 2023.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

When included in this Quarterly Report on Form 10-Q, or in other documents that Investar Holding Corporation files with the SEC or in statements made by or on behalf of the Company, words like “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and similar expressions or the negative version of those words are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. The Company’s forward-looking statements are based on assumptions and estimates that management believes to be reasonable in light of the information available at the time such statements are made. However, many of the matters addressed by these statements are inherently uncertain and could be affected by many factors beyond management’s control. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

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

•	changes in the scope and costs of FDIC insurance and other coverages;

•	governmental monetary and fiscal policies; and

•

hurricanes, tropical storms, tropical depressions, floods, winter storms, droughts and other adverse weather events, all of which have affected the Company’s market areas from time to time; other natural disasters; oil spills and other man-made disasters; acts of terrorism; other international or domestic calamities; acts of God; and other matters beyond our control.

These factors should not be construed as exhaustive. Additional information on these and other risk factors can be found in Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in the Company’s Annual Report and in Part II. Item 1A. “Risk Factors” of this report.

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

All cross-references to the “Notes” in this Form 10-Q refer to the Notes to Consolidated Financial Statements contained in Part I Item 1. Financial Statements.

Company Overview

This section presents management’s perspective on the consolidated financial condition and results of operations of the Company and its wholly-owned subsidiary, Investar Bank, National Association. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included herein, and the audited consolidated financial statements for the year ended December 31, 2023, including the notes thereto, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Through the Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals, and small to medium-sized businesses. Our primary areas of operation are south Louisiana, including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; southeast Texas, primarily Houston and its surrounding area; and Alabama, including York and Oxford and their surrounding areas. At March 31, 2024, we operated 28 full service branches comprised of 20 full service branches in Louisiana, two full service branches in Texas, and six full service branches in Alabama. Our Bank commenced operations in 2006, and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter and its name changed to Investar Bank, National Association.

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

Certain Events That Affect Period-over-Period Comparability

Changing Inflation and Interest Rates. During the entirety of 2021, the federal funds target rate was 0% to 0.25%, and it remained at that rate until March 2022. Inflation increased rapidly during 2021 through June 2022. Since June 2022, the rate of inflation generally has declined; however, it has remained at high levels compared to recent historical periods. In response, the Federal Reserve raised the federal funds target rate multiple times from March 2022 through July 2023. Through these incremental increases to the target rate, the Federal Reserve has raised, on a cumulative basis, the target rate from 0% to 0.25% by 525 basis points to 5.25% to 5.50%.

Disruptions in the Banking Industry. Between March 10, 2023 and March 12, 2023, state banking supervisors closed Silicon Valley Bank and Signature Bank and named the FDIC as receiver. At the time of closure, they were among the 30 largest U.S. banks. While the reasons for their failure are complex and have not been fully investigated, reports indicate that, among other things, both banks had grown in asset size in recent periods at a faster rate than their peers, had large proportions of uninsured deposits (approximately 87.5% and 89.7% of total deposits, respectively) and high unrealized losses on investment securities. Silicon Valley Bank’s business strategy focused on serving the technology and venture capital sectors, and Signature Bank had significant exposure to deposits from the digital asset industry. Prior to their closure, both banks experienced sudden and rapid deposit withdrawals. These events caused bank deposit customers, particularly those with uninsured deposits, to become concerned regarding the safety of their deposits, and in some cases caused customers to withdraw deposits. In response to the disruptions, among other things, the Federal Reserve announced a new BTFP to provide eligible banks with loans of up to one-year maturity backed by collateral pledged at par value. On April 24, 2023, San Francisco-based First Republic Bank, also among the 30 largest U.S. banks, reported a large deposit outflow and substantially reduced net income. First Republic Bank also had a large proportion of uninsured deposits (67% as of December 31, 2022). On May 1, 2023, regulators seized First Republic Bank and sold all of its deposits and most of its assets to JPMorgan Chase Bank.

In response to the disruptions and related publicity, we formed an internal task force that included members of our ALCO. The task force met frequently to review our liquidity position and liquidity sources, and oversaw the Bank’s process to qualify for the BTFP. In addition, we took steps to inform our customers about our financial position, liquidity and insured deposit products. During the second quarter of 2023, we utilized the BTFP and reduced FHLB advances. The Bank utilized this source of funding due to its lower rate, the ability to prepay the obligations without penalty, and as a means to lock in funding. During the fourth quarter of 2023 and again in the first quarter of 2024, the Bank refinanced its BTFP borrowings with new borrowings under the program due to more favorable rates. In January 2024, the Federal Reserve announced that it will cease making new loans under the BTFP on March 11, 2024. As of March 31, 2024, estimated uninsured deposits represented approximately 31% of our total deposits. For additional information, see “Discussion and Analysis of Financial Condition – Deposits, Borrowings, Liquidity and Capital Resources” and our Annual Report, Part II. Item 1A. Risk Factors.

On April 26, 2024, regulators seized Republic First Bancorp, which had approximately $6.0 billion in total assets and estimated uninsured deposits of approximately 60%, and sold its assets to another financial institution, reportedly due to a decline in deposits and in the value of its mortgage loan portfolio.

Adoption of ASU 2016-13. We adopted ASU 2016-13 on January 1, 2023, and recorded a one-time, cumulative effect adjustment that increased the allowance for credit losses by $5.9 million and decreased retained earnings, net of tax, by $4.3 million.

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

Branch Closures. We closed one branch in Central, Louisiana in March 2023 and one branch in Anniston, Alabama in January 2024.

COVID-19 Pandemic. The COVID-19 pandemic and related governmental control measures severely disrupted financial markets and overall economic conditions in 2020 and 2021. While the impact of the pandemic and the associated uncertainties remained in 2022 and 2023, there has been significant progress made with COVID-19 vaccination levels, which has resulted in the easing of restrictive measures in the U.S. At the same time, many industries continue to experience supply chain disruptions and labor shortages. Inflation also increased significantly during 2021 and 2022, and in response the Federal Reserve has raised the federal funds target rate multiple times in 2022 and 2023, as discussed above. Oil and gas prices have also been volatile due in part to the pandemic and the wars in Ukraine and Israel and surrounding areas. On April 10, 2023, the COVID-19 national emergency was ended by Congress, and the national public health emergency ended on May 11, 2023.

Subordinated Debt Repurchase. In March 2024, we repurchased $1.0 million in principal amount of our 5.125% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “2032 Notes”).

BOLI Restructuring. During the first quarter of 2024, we surrendered approximately $8.4 million of BOLI and reinvested the proceeds in higher yielding policies.

Overview of Financial Condition and Results of Operations

For the three months ended March 31, 2024, net income was $4.7 million, or $0.48 per basic and diluted common share, compared to net income of $3.8 million, or $0.38, per basic and diluted common share for the three months ended March 31, 2023. Net income increased primarily due to a $1.4 million negative provision for credit losses in the first quarter of 2024 compared to a $0.4 million provision for credit losses in the first quarter of 2023, a $1.7 million increase in noninterest income, and a $0.9 million decrease in noninterest expense, partially offset by a $3.0 million decrease in net interest income and $0.5 million increase in income tax expense. The negative provision for credit losses in the quarter ended March 31, 2024 was primarily due to a decrease in total loans, aging of existing loans, and, to a lesser extent, the completion of our annual CECL allowance model recalibration. The increase in noninterest income is mainly attributable to a gain on sale or disposition of fixed assets of $0.4 million during the three months ended March 31, 2024, primarily resulting from the closure of one branch in the Alabama market, compared to a loss on sale or disposition of fixed assets of $0.9 million recorded during the three months ended March 31, 2023, primarily resulting from the sale of the Alice and Victoria, Texas branches. The decrease in noninterest expense was primarily driven by $0.7 million in expenses as a result of the sale of the Alice and Victoria, Texas branches recorded during the three months ended March 31, 2023. The decrease in net interest income was a result of a $7.7 million increase in interest expense partially offset by a $4.7 million increase in interest income, as the Bank experienced margin compression due to rising market interest rates. The increase in income tax expense was primarily the result of the surrender of BOLI contracts. At March 31, 2024, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations. Other key components of our performance for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 are summarized below.

●	Credit quality metrics remained strong as nonperforming loans were 0.26% of total loans at March 31, 2024 and December 31, 2023.

●	Return on average assets increased to 0.68% for the three months ended March 31, 2024, compared to 0.57% for the three months ended March 31, 2023. Return on average equity was 8.28% for the three months ended March 31, 2024, compared to 7.04% for the three months ended March 31, 2023.

●

Total deposits decreased $47.9 million, or 2.1%, to $2.21 billion at March 31, 2024, compared to $2.26 billion at December 31, 2023. Noninterest-bearing deposits decreased $13.4 million, or 3.0%, to $435.4 million at March 31, 2024, compared to $448.8 million at December 31, 2023. As of March 31, 2024, estimated uninsured deposits represented approximately 31% of our total deposits.

●	Total loans decreased $30.0 million, or 1.4%, to $2.18 billion at March 31, 2024, compared to $2.21 billion at December 31, 2023.

●	Net interest income for the three months ended March 31, 2024 was $17.2 million, a decrease of $3.0 million, or 14.7%, compared to $20.2 million for the three months ended March 31, 2023, driven primarily by an increase in the rates paid on interest-bearing deposits, partially offset primarily by an increase in the yield earned on loans.

●

During the three months ended March 31, 2024, we experienced pressure on our net interest margin as interest rates rose rapidly, and we raised rates offered on deposits. For that same period, our net interest margin was 2.59%, compared to 3.13% for the three months ended March 31, 2023.

●

During the three months ended March 31, 2024, we paid $0.2 million to repurchase 10,525 shares of common stock, compared to paying $0.9 million to repurchase 45,975 shares of common stock during the three months ended March 31, 2023, and we paid $1.0 million in cash dividends on our common stock during the three months ended March 31, 2024, compared to $0.9 million during the three months ended March 31, 2023.

●

Accumulated other comprehensive loss increased $3.8 million, or 8.4%, to $49.0 million for the quarter ended March 31, 2024, compared to $45.1 million for the quarter ended December 31, 2023 primarily due to unrealized losses in our AFS securities portfolio.

Discussion and Analysis of Financial Condition

Loans

General. Loans constitute our most significant asset, comprising 78% and 79% of our total assets at March 31, 2024 and December 31, 2023, respectively. Total loans decreased $30.0 million, or 1.4%, to $2.18 billion at March 31, 2024, compared to $2.21 billion at December 31, 2023. The decrease in loans was primarily the result of lower demand and loan amortization. Given the high interest rate environment, we are emphasizing origination of high margin loans that promote long-term profitability and proactively exiting credit relationships that do not fit this strategy.

The table below sets forth the balance of loans outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	March 31, 2024		December 31, 2023
		Percentage of		Percentage of
	Amount	Total Loans	Amount	Total Loans
Construction and development	$173,511	8.0%	$190,371	8.6%
1-4 Family	414,480	19.0	413,786	18.7
Multifamily	105,124	4.8	105,946	4.8
Farmland	7,539	0.4	7,651	0.4
Commercial real estate
Owner-occupied	453,414	20.8	449,610	20.3
Nonowner-occupied	495,844	22.7	488,098	22.1
Total mortgage loans on real estate	1,649,912	75.7	1,655,462	74.9
Commercial and industrial	518,969	23.8	543,421	24.6
Consumer	11,697	0.5	11,736	0.5
Total loans	$2,180,578	100%	$2,210,619	100%

At March 31, 2024, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $972.4 million, a decrease of $20.6 million, or 2.1%, compared to $993.0 million at December 31, 2023. The decrease in the business lending portfolio is primarily driven by lower demand and loan amortization. We experienced a $7.7 million increase in nonowner-occupied loans primarily due to conversions from construction and development loans upon completion of construction. We experienced a $16.9 million decrease in construction and development loans primarily due to conversions to permanent loans upon completion of construction. Our variable-rate loans as a percentage of total loans increased to 28% at March 31, 2024 compared to 27% at December 31, 2023.

As discussed above, during the third quarter of 2023 we exited the consumer mortgage loan origination business. The consumer mortgage portfolio was approximately $259.1 million and $261.6 million at March 31, 2024 and December 31, 2023, respectively, substantially all of which is included in the 1-4 family category. The remaining loans in the 1-4 family category consisted primarily of second mortgages, home equity loans, home equity lines of credit, and business purpose loans secured by 1-4 family residential real estate.

The following table sets forth loans outstanding at March 31, 2024, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$112,817	$25,459	$18,554	$9,659	$7,022	$173,511
1-4 Family	57,410	83,740	35,589	21,057	216,684	414,480
Multifamily	5,859	82,573	14,979	558	1,155	105,124
Farmland	1,461	5,137	941	—	—	7,539
Commercial real estate
Owner-occupied	38,538	111,349	188,876	106,136	8,515	453,414
Nonowner-occupied	29,105	270,247	155,656	40,624	212	495,844
Total mortgage loans on real estate	245,190	578,505	414,595	178,034	233,588	1,649,912
Commercial and industrial	287,018	87,316	79,763	63,424	1,448	518,969
Consumer	3,443	6,740	1,045	379	90	11,697
Total loans	$535,651	$672,561	$495,403	$241,837	$235,126	$2,180,578

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2024 and December 31, 2023, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowings. Investment securities represented 13% of our total assets and totaled $371.1 million at March 31, 2024, a decrease of $11.3 million, or 3.0%, from $382.4 million at December 31, 2023. The decrease in investment securities at March 31, 2024 compared to December 31, 2023 was driven primarily by a $6.2 million decrease in residential mortgage-backed securities and a $3.5 million decrease in obligations of state and political subdivisions. Due in large part to higher interest rates and market volatility, net unrealized losses in our AFS investment securities portfolio totaled $62.2 million at March 31, 2024 and $57.4 million at December 31, 2023. For additional information, see Note 3. Investment Securities.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	March 31, 2024		December 31, 2023
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$18,649	5.0%	$20,043	5.2%
Obligations of state and political subdivisions	31,325	8.4	34,866	9.1
Corporate bonds	26,311	7.1	26,356	6.9
Residential mortgage-backed securities	228,141	61.5	234,354	61.3
Commercial mortgage-backed securities	66,669	18.0	66,771	17.5
Total	$371,095	100%	$382,390	100%

The investment portfolio consists of AFS and HTM securities. We do not hold any investments classified as trading. We classify debt securities as HTM if management has the positive intent and ability to hold the securities to maturity. HTM debt securities are stated at amortized cost. Securities not classified as HTM are classified as AFS and are stated at fair value. As of March 31, 2024, AFS securities comprised 95% of our total investment securities.

Due to the nature of the investments, current market prices, and the current interest rate environment, we determined that the declines in the fair values of the AFS and HTM securities portfolio were not attributable to credit losses at March 31, 2024 and December 31, 2023. Accordingly, there was no adjustment made to the amortized cost basis. The carrying values of our AFS securities are adjusted for unrealized gains or losses not attributable to credit losses as valuation allowances, and any gains or losses are reported on an after-tax basis as a component of other comprehensive income (loss).

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at March 31, 2024 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$960	4.90%	$—	—%	$4,515	4.64%	$10,000	5.82%
Residential mortgage-backed securities	—	—	—	—	—	—	2,280	3.11
Available for sale:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	2,243	2.72	9,576	6.35	7,220	5.66	—	—
Obligations of state and political subdivisions	27	2.92	5,881	2.85	4,775	1.99	7,170	2.79
Corporate bonds	1,000	3.20	11,936	4.00	14,565	4.09	2,250	3.00
Residential mortgage-backed securities	—	—	—	—	6,400	2.90	266,959	2.28
Commercial mortgage-backed securities	39	4.00	5,247	4.27	2,573	2.77	67,685	3.67
	$4,269		$32,640		$40,048		$356,344

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at March 31, 2024 and December 31, 2023 (dollars in thousands).

	March 31, 2024		December 31, 2023
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$435,397	19.7%	$448,752	19.9%
Interest-bearing demand deposits	502,818	22.8	489,604	21.7
Money market deposits	171,113	7.7	179,366	8.0
Savings deposits	132,449	6.0	137,606	6.1
Brokered time deposits	237,850	10.8	269,102	11.9
Time deposits	728,201	33.0	731,297	32.4
Total deposits	$2,207,828	100%	$2,255,727	100%

Total deposits were $2.21 billion at March 31, 2024, a decrease of $47.9 million, or 2.1%, compared to $2.26 billion at December 31, 2023. The increase in interest-bearing demand deposits at March 31, 2024 compared to December 31, 2023 is primarily due to organic growth. The decrease in noninterest-bearing demand deposits, money market deposits, and savings deposits at March 31, 2024 compared to December 31, 2023 is primarily the result of customers drawing down on their existing deposit accounts. The decrease in time deposits at March 31, 2024 compared to December 31, 2023 is primarily due to a reduced emphasis on attracting time deposits. Brokered time deposits decreased to $237.9 million at March 31, 2024 from $269.1 million at December 31, 2023 primarily due to scheduled maturities as part of our laddering strategy. The Bank utilizes brokered time deposits, entirely in denominations of less than $250,000, to secure fixed cost funding and reduce short-term borrowings. At March 31, 2024, the balance of brokered time deposits remained below 10% of total assets, and the remaining weighted average duration was approximately 14 months with a weighted average rate of 5.18%.

Borrowings

At March 31, 2024, total borrowings include securities sold under agreements to repurchase, FHLB advances, borrowings under the BTFP, subordinated debt issued in 2019 and 2022, and junior subordinated debentures assumed through acquisitions.

We had $7.9 million of securities sold under agreements to repurchase at March 31, 2024 and $8.6 million at December 31, 2023. Our advances from the FHLB were $23.5 million at March 31, 2024 and December 31, 2023. Based on original maturities, at March 31, 2024 and December 31, 2023, all of our $23.5 million of FHLB advances were long-term. FHLB advances are used to fund increased loan and investment activity that is not funded by deposits or other borrowings.

On March 12, 2023, the Federal Reserve established the BTFP. The BTFP is a one-year program which provides additional liquidity through borrowings for a term of up to one year secured by the pledging of certain qualifying securities and other assets valued at par. Beginning in the second quarter of 2023, we utilized the BTFP to secure fixed rate funding for a one-year term and reduce short-term FHLB advances, which are priced daily. We utilized this source of funding due to its lower rate and the ability to prepay the obligations without penalty. The rates on the borrowings under the BTFP are fixed for one year from the day each borrowing is made. During the fourth quarter of 2023 and again in the first quarter of 2024, we refinanced all of our borrowings under the BTFP with new loans under the BTFP with a one-year term due to more favorable rates. At March 31, 2024, outstanding borrowings under the BTFP were $229.0 million with a weighted average rate of 4.76% compared to $212.5 million at December 31, 2023 with a weighted average rate of 4.83%.

Typically, the main source of our short-term borrowings are advances from the FHLB. The rate charged for these advances is directly tied to the Federal Reserve’s federal funds target rate. As previously discussed, the Federal Reserve raised the federal funds target rate multiple times in 2022 and 2023. As of March 31, 2024, the federal funds target rate was 5.25% to 5.50%.

The average balances and cost of short-term borrowings for the three months ended March 31, 2024 and 2023 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Short-term Borrowings
	Three months ended March 31,		Three months ended March 31,
	2024	2023	2024	2023
Federal funds purchased, short-term FHLB advances and other short-term borrowings	$219	$301,033	5.11%	4.80%
Borrowings under BTFP	230,390	—	4.78	—
Securities sold under agreements to repurchase	6,217	—	0.13	—
Total short-term borrowings	$236,826	$301,033	4.66%	4.80%

The carrying value of the subordinated debt was $43.4 million and $44.3 million at March 31, 2024 and December 31, 2023, respectively. During the first quarter of 2024, we repurchased $1.0 million in principal amount of the 2032 Notes. The $8.7 million and $8.6 million in junior subordinated debt at March 31, 2024 and December 31, 2023, respectively, represent the junior subordinated debentures that we assumed through acquisitions.

For a description of our 2032 Notes and 5.125% Fixed-to-Floating Rate Subordinated Notes (the “2029 Notes”), which are outstanding at March 31, 2024, see our Annual Report, Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion and Analysis of Financial Condition – Borrowings – 2032 Notes and 2029 Notes” and Note 10 to the financial statements included in such report.

Stockholders’ Equity

Stockholders’ equity was $227.0 million at March 31, 2024, an increase of $0.2 million compared to December 31, 2023. The increase is primarily attributable to $4.7 million of net income for the three months ended March 31, 2024, partially offset by a $3.8 million increase in accumulated other comprehensive loss due to a decrease in the fair value of the Bank’s AFS securities portfolio and payments of $1.0 million in dividends and $0.2 million for share repurchases.

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

The primary factors affecting net interest margin are changes in interest rates, competition, and the shape of the interest rate yield curve. The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the federal funds target rate a total of seven times during 2022 and four times during 2023. At March 31, 2024, the federal funds target rate was 5.25% to 5.50% compared to 4.75% to 5.00% at March 31, 2023. For additional discussion, see Certain Events That Affect Period-over-Period Comparability – Changing Inflation and Interest Rates.

Three months ended March 31, 2024 vs. three months ended March 31, 2023. Net interest income decreased 14.7% to $17.2 million for the three months ended March 31, 2024 compared to $20.2 million for the same period in 2023. The decrease is primarily due to an increase in the rates paid on deposits and an increase in average balance of time deposits and brokered time deposits, partially offset primarily by an increase in the yield earned on and the average balance of loans and a lower average balance of short-term borrowings. Average time deposits increased $126.1 million primarily due to organic growth and customer funds migrating from other deposit categories due to higher rates offered, which resulted in a $4.2 million increase in interest expense compared to the same period in 2023. Average brokered time deposits were $255.7 million during the three months ended March 31, 2024 compared to $67.1 million during the three months ended March 31, 2023, which resulted in a $2.5 million increase in interest expense compared to the same period in 2023. Average interest-bearing demand deposits decreased $55.5 million, but increases in rates led to a $1.6 million increase in interest expense compared to the same period in 2023. Average noninterest-bearing deposits decreased $122.4 million. Average loans increased $91.5 million primarily due to organic growth and the purchase of commercial and industrial revolving lines of credit in the second half of 2023 which, in addition to higher loan yields, resulted in a $4.8 million increase in interest income compared to the same period in 2023. Average short-term borrowings decreased $64.2 million, as we reduced our FHLB advances. The lower average balance of short-term borrowings resulted in a $0.8 million decrease in interest expense compared to the same period in 2023. Our yield on interest-earning assets increased as did our rate paid on interest-bearing liabilities primarily as a result of the overall increase in prevailing interest rates.

Interest income was $35.7 million for the three months ended March 31, 2024, compared to $31.0 million for the same period in 2023. Loan interest income made up substantially all of our interest income for the three months ended March 31, 2024 and 2023, although interest on investment securities contributed 8.6% of interest income during the first quarter of 2024 compared to 10.3% during the first quarter of 2023. Of the $4.7 million increase in interest income, an increase of $3.8 million can be attributed to an increase in the yield earned on interest-earning assets, and an increase in interest income of $0.9 million can be attributed to the change in the volume of interest-earnings assets. The overall yield on interest-earning assets was 5.38% and 4.80% for the three months ended March 31, 2024 and 2023, respectively. The loan portfolio yielded 5.89% and 5.27% for the three months ended March 31, 2024 and March 31, 2023, respectively, while the yield on the investment portfolio was 2.81% for the three months ended March 31, 2024 compared to 2.72% for the three months ended March 31, 2023. The increase in the overall yield on interest-earning assets compared to the quarter ended March 31, 2023 was primarily driven by a 62 basis point increase in the yield on the loan portfolio and a nine basis point increase in the yield on the investment securities portfolio.

Interest expense was $18.5 million for the three months ended March 31, 2024, an increase of $7.7 million compared to interest expense of $10.8 million for the three months ended March 31, 2023. An increase of $5.9 million resulted from the increase in the cost of interest-bearing liabilities, primarily time deposits and interest-bearing demand deposits. An increase in interest expense of $1.8 million resulted from an increase in volume of interest-bearing liabilities, primarily brokered time deposits. We utilized shorter term brokered time deposits, which were laddered to provide flexibility, to fund a portion of the purchase of commercial and industrial revolving lines of credit in the second half of 2023. Average interest-bearing liabilities increased $157.4 million for the three months ended March 31, 2024 compared to the same period in 2023, as average interest-bearing deposits increased by $247.9 million, as discussed in further detail above. Also as discussed above, average short-term borrowings decreased by $64.2 million. Average long-term borrowings decreased by $26.3 million. As previously discussed, the federal funds target rate was 5.25% to 5.50% as of March 31, 2024 compared to 4.75% to 5.00% at March 31, 2023, which affects the rate we pay for deposits, immediately available overnight funds, borrowings under the BTFP, and long-term borrowings. We increased rates offered on our interest-bearing products in order to remain competitive in our markets. The cost of deposits increased 169 basis points to 3.31% for the three months ended March 31, 2024 compared to 1.62% for the three months ended March 31, 2023 as a result of increases in both the average balance of and rates paid for time deposits and brokered time deposits, and an increase in rates paid for interest-bearing demand deposits. The cost of interest-bearing liabilities increased 128 basis points to 3.51% for the three months ended March 31, 2024 compared to 2.23% for the same period in 2023, primarily due to an increase in the cost and higher average balance of deposits, partially offset by a lower average balance of short-term borrowings.

Net interest margin was 2.59% for the three months ended March 31, 2024, a decrease of 54 basis points from 3.13% for the three months ended March 31, 2023. The decrease in net interest margin was primarily driven by a 128 basis point increase in the cost of interest-bearing liabilities partially offset by a 58 basis point increase in the yield on interest-earning assets. We experienced margin pressure beginning late in 2022, which continued in 2023 and 2024. We raised rates offered on deposits compared to the three months ended March 31, 2023. We may experience additional pressure on our net interest margin if our cost of funds increases faster than the yield on our interest-earning assets.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended March 31, 2024 and 2023. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended March 31,
	2024			2023
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$2,195,496	$32,135	5.89%	$2,103,989	$27,359	5.27%
Securities:
Taxable	410,761	2,817	2.76	459,099	3,085	2.73
Tax-exempt	26,963	238	3.55	16,496	105	2.58
Interest-earning balances with banks	36,333	532	5.89	35,513	428	4.89
Total interest-earning assets	2,669,553	35,722	5.38	2,615,097	30,977	4.80
Cash and due from banks	26,246			31,356
Intangible assets	42,243			43,000
Other assets	94,311			76,695
Allowance for credit losses	(30,161)			(30,325)
Total assets	$2,802,192			$2,735,823
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$680,548	$3,166	1.87%	$736,083	$1,594	0.88%
Savings deposits	134,853	339	1.01	146,093	16	0.04
Brokered time deposits	255,694	3,314	5.21	67,088	773	4.68
Time deposits	734,474	8,026	4.39	608,401	3,838	2.56
Total interest-bearing deposits	1,805,569	14,845	3.31	1,557,665	6,221	1.62
Short-term borrowings(2)	236,826	2,745	4.66	301,033	3,562	4.80
Long-term debt	76,351	916	4.83	102,604	1,021	4.04
Total interest-bearing liabilities	2,118,746	18,506	3.51	1,961,302	10,804	2.23
Noninterest-bearing deposits	428,135			550,503
Other liabilities	26,621			4,328
Stockholders’ equity	228,690			219,690
Total liabilities and stockholders’ equity	$2,802,192			$2,735,823
Net interest income/net interest margin		$17,216	2.59%		$20,173	3.13%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Three months ended March 31, 2024 vs.
	Three months ended March 31, 2023
	Volume	Rate	Net(1)
Interest income:
Loans	$1,190	$3,586	$4,776
Securities:
Taxable	(325)	57	(268)
Tax-exempt	67	66	133
Interest-earning balances with banks	10	94	104
Total interest-earning assets	942	3,803	4,745
Interest expense:
Interest-bearing demand deposits	(120)	1,692	1,572
Savings deposits	(1)	324	323
Brokered time deposits	2,175	366	2,541
Time deposits	795	3,393	4,188
Short-term borrowings	(760)	(57)	(817)
Long-term debt	(261)	156	(105)
Total interest-bearing liabilities	1,828	5,874	7,702
Change in net interest income	$(886)	$(2,071)	$(2,957)

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

Noninterest Income

Noninterest income includes, among other things, service charges on deposit accounts, losses on call or sale of investment securities, gains and losses on sales or dispositions of fixed assets, losses on other real estate owned, gains on sale of loans, servicing fees and fee income on serviced loans, interchange fees, income from BOLI, and changes in the fair value of equity securities. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.

Three months ended March 31, 2024 vs. three months ended March 31, 2023. Total noninterest income increased $1.7 million, or 155.4%, to $2.7 million for the three months ended March 31, 2024 compared to $1.1 million for the three months ended March 31, 2023. The increase in noninterest income is primarily attributable to a $1.3 million increase in gain on sale or disposition of fixed assets, a $0.1 decrease in the loss on other real estate owned, $0.1 million increase in the change in fair value of equity securities, and a $0.2 million increase in other operating income. During the three months ended March 31, 2024, there was a gain on sale or disposition of fixed assets of $0.4 million resulting from the closure of one branch in the Alabama market compared to a loss on sale or disposition of fixed assets of $0.9 million as a result of the sale of the Alice and Victoria, Texas branches during the three months ended March 31, 2023. The increase in other operating income is primarily attributable to a $0.1 million increase in the change in the net asset value of other investments.

Noninterest Expense

Three months ended March 31, 2024 vs. three months ended March 31, 2023. Total noninterest expense was $15.3 million for the three months ended March 31, 2024, a decrease of $0.9 million, or 5.4%, compared to the same period in 2023. The decrease was primarily driven by $0.7 million in expenses as a result of the sale of the Alice and Victoria, Texas branch locations during the three months ended March 31, 2023. As a result of the sale of the Alice and Victoria, Texas branches, we recorded $0.4 million of occupancy expense to terminate the remaining contractually obligated lease payments, $0.1 million of salaries and employee benefits for severance, $0.1 million of professional fees for legal and consulting services, and $0.1 million of depreciation and amortization to accelerate the amortization of the remaining core deposit intangible. The remaining decrease of $0.2 million is primarily due to a $0.2 million gain on early extinguishment of subordinated debt, a $0.1 million decrease in depreciation and amortization, and a $0.1 million decrease in professional fees unrelated to the sale of the Alice and Victoria, Texas branch locations, partially offset by a $0.3 million increase in other operating expenses. The increase in other operating expense resulted from a $0.2 million increase in FDIC assessments and a $0.2 million write-down of other real estate owned primarily related to a former branch location, partially offset by a $0.1 million decrease in collection and repossession expenses and a $0.1 million decrease in bank shares tax.

Income Tax Expense

Income tax expense for the three months ended March 31, 2024 and 2023 was $1.4 million and $0.9 million, respectively. The effective tax rate for the three months ended March 31, 2024 and 2023 was 22.7% and 18.7%, respectively. We surrendered approximately $8.4 million of BOLI contracts and reinvested the proceeds in higher yielding policies, which resulted in $0.3 million of income tax expense. The restructuring has an expected earn-back period of just over one year.

For the three months ended March 31, 2024, the effective tax rate differed from the statutory tax rate of 21% primarily due to the surrender of BOLI contracts, partially offset by tax-exempt interest income earned on certain loans and investment securities and income from BOLI. For the three months ended March 31, 2023, the effective tax rate differed from the statutory tax rate of 21% primarily due tax-exempt interest income earned on certain loans and investment securities and income from BOLI.

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

At March 31, 2024 and December 31, 2023, there were no loans classified as loss or doubtful. At March 31, 2024 and December 31, 2023, there were $20.8 million and $12.0 million, respectively, of loans classified as substandard, and $7.5 million and $10.8 million, respectively, of loans classified as special mention. The increase in loans classified as substandard is primarily due to one loan relationship in which $10.1 million of construction and development loans were downgraded and are still accruing.

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

If our collection efforts are unsuccessful, collateral securing loans may be repossessed and sold or, for loans secured by real estate, foreclosure proceedings initiated. The collateral is generally sold at public auction for fair market value, with fees associated with the foreclosure being deducted from the sales price. The sales price is applied to the outstanding loan balance. If the loan balance is greater than the sales proceeds, the deficient balance is charged-off.

Allowance for Credit Losses. Effective January 1, 2023, we adopted ASU 2016-13, which uses the CECL accounting methodology for the allowance for credit losses. Upon adoption, we recorded a one-time, cumulative effect adjustment to increase the allowance for credit losses by $5.9 million. The allowance for credit losses was $29.1 million and $30.5 million at March 31, 2024 and December 31, 2023, respectively. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired and be adjusted each period through a provision for credit losses for changes in the expected lifetime credit losses. Refer to Note 1. Summary of Significant Accounting Policies – Accounting Standards Adopted in 2023 in the Annual Report for information regarding our adoption of ASU 2016-13.

We maintain a separate allowance for credit losses on unfunded loan commitments, which is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The allowance for credit losses is generally increased by the provision for credit losses and decreased by charge-offs, net of recoveries. For the three months ended March 31, 2024, the provision for credit losses was negative $1.4 million, compared to a provision for credit losses of $0.4 million for the three months ended March 31, 2023. The negative provision for credit losses for the three months ended March 31, 2024 was primarily due to a decrease in total loans, aging of existing loans, and, to a lesser extent, the completion of our annual CECL allowance model recalibration in the first quarter, which resulted in lower historical loss rates.

During the first quarter of 2024, the Company completed its annual model recalibration process. Our annual review includes peer group analysis, updates to its probability of default and loss-given default models, including prepayment and curtailment assumptions, and qualitative factor scorecard ranges, as needed. The changes resulting from the model recalibration reduced the allowance for credit loss by approximately $0.5 million.

The following table presents the allocation of the allowance for credit losses by loan category and the percentage of loans in each loan category to total loans as of the dates indicated (dollars in thousands).

	March 31, 2024		December 31, 2023
	Allowance for Credit Losses	% of Loans in each Category to Total Loans	Allowance for Credit Losses	% of Loans in each Category to Total Loans
Mortgage loans on real estate:
Construction and development	$1,574	8.0%	$2,471	8.6%
1-4 Family	5,928	19.0	9,129	18.7
Multifamily	1,535	4.8	1,124	4.8
Farmland	9	0.4	2	0.4
Commercial real estate	12,271	43.5	10,691	42.4
Commercial and industrial	7,676	23.8	6,920	24.6
Consumer	121	0.5	203	0.5
Total	$29,114	100%	$30,540	100%

The following table presents the amount of the allowance for credit losses allocated to each loan category as a percentage of total loans as of the dates indicated.

	March 31, 2024	December 31, 2023
Mortgage loans on real estate:
Construction and development	0.07%	0.11%
1-4 Family	0.27	0.41
Multifamily	0.07	0.05
Farmland	—	—
Commercial real estate	0.57	0.49
Commercial and industrial	0.35	0.31
Consumer	0.01	0.01
Total	1.34%	1.38%

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

The table below reflects the activity in the allowance for credit losses and key ratios for the periods indicated (dollars in thousands).

	Three months ended March 31,
	2024	2023
Allowance at beginning of period	$30,540	$24,364
ASU 2016-13 adoption impact	—	5,865
Provision for credit losses on loans(1)	(1,411)	556
Net charge-offs	(15)	(264)
Allowance at end of period	$29,114	$30,521
Total loans - period end	2,180,578	2,109,044
Nonaccrual loans - period end	5,649	5,576

Key ratios:
Allowance for credit losses to total loans - period end	1.34%	1.45%
Allowance for credit losses to nonaccrual loans - period end	515.36%	547.36%
Nonaccrual loans to total loans - period end	0.26%	0.26%

(1) For the three months ended March 31, 2024, the $1.4 million negative provision for credit losses on the consolidated statement of income includes a $1.4 million negative provision for loan losses and a $9,000 negative provision for unfunded loan commitments. For the three months ended March 31, 2023, the $0.4 million provision for credit losses on the consolidated statement of income includes a $0.6 million provision for loan losses and a $0.2 million negative provision for unfunded loan commitments.

The allowance for credit losses to total loans decreased to 1.34% at March 31, 2024 compared to 1.45% at March 31, 2023, and the allowance for credit losses to nonaccrual loans ratio decreased to 515% at March 31, 2024 compared to 547% at March 31, 2023. The decreases in the allowance for credit losses to total loans and allowance for credit losses to nonaccrual loans compared to March 31, 2023, is primarily due to an improvement in economic forecasts and loan portfolio composition, and, to a lesser extent, the completion of our annual CECL allowance model recalibration, which resulted in lower historical loss rates. Nonaccrual loans were $5.6 million, or 0.26% of total loans, at March 31, 2024 and March 31, 2023.

The following table presents the allocation of net (charge-offs) recoveries by loan category for the periods indicated (dollars in thousands).

	Three months ended March 31,
	2024			2023
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs to Average Loans
Mortgage loans on real estate:
Construction and development	$9	$179,829	(0.01)%	$42	$198,551	(0.02)%
1-4 Family	5	411,057	(0.00)	(37)	402,405	0.01
Multifamily	—	105,388	—	—	80,536	—
Farmland	36	7,572	(0.48)	—	11,136	—
Commercial real estate	—	947,939	—	103	969,667	(0.01)
Commercial and industrial	(35)	532,078	0.01	(311)	428,806	0.07
Consumer	(30)	11,633	0.26	(61)	12,888	0.47
Total	$(15)	$2,195,496	0.00%	$(264)	$2,103,989	0.01%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses on loans. Net charge-offs include recoveries of amounts previously charged off. For the three months ended March 31, 2024, net charge-offs were $15,000, or less than 0.01%, of the average loan balance for the period. Net charge-offs during three months ended March 31, 2024 were primarily attributable to commercial and industrial and consumer loans. Net charge-offs for the three months ended March 31, 2023 were $0.3 million, or 0.01%, of the average loan balance for the period.

Management believes the allowance for credit losses at March 31, 2024 is sufficient to provide adequate protection against losses in our portfolio. However, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to higher inflation and interest rates than anticipated, other unanticipated adverse changes in the economy, unanticipated effects of the current geopolitical and domestic political conflicts, a resurgence of COVID-19, or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

Nonperforming Assets. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal and interest is delinquent for 90 days or more. Additionally, management may elect to continue the accrual when the estimated net available value of collateral is sufficient to cover the principal balance and accrued interest. It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period of repayment performance by the borrower. Nonperforming loans were $5.6 million, or 0.26% of total loans, at March 31, 2024, a decrease of $0.2 million compared to $5.8 million, or 0.26% of total loans, at December 31, 2023. The decrease in nonperforming loans compared to December 31, 2023 is mainly attributable to paydowns.

Loan Modifications to Borrowers Experiencing Financial Difficulty. Occasionally, we modify loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the three months ended March 31, 2024 and 2023, we did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at fair value at the time of foreclosure, less estimated selling cost. Losses arising at the time of foreclosure of properties are charged to the allowance for credit losses. During the three months ended March 31, 2024, we recorded a $0.2 million write-down of other real estate owned primarily related to a former branch location based on a third-party appraisal. No other real estate owned was sold during the three months ended March 31, 2024. During the three months ended March 31, 2023, additions to other real estate owned were $0.9 million, which were primarily driven by transfers of a property related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. Other real estate owned with a cost basis of $0.9 million was sold during the three months ended March 31, 2023 resulting in a loss of $0.1 million for the period. At March 31, 2024, approximately $2.2 million of loans secured by 1-4 family residential property were in the process of foreclosure.

The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	March 31, 2024	December 31, 2023
1-4 Family	$42	$—
Commercial real estate	4,090	4,323
Commercial and industrial	115	115
Total other real estate owned	$4,247	$4,438

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Three months ended March 31,
	2024	2023
Balance, beginning of period	$4,438	$682
Additions	42	916
Sales of other real estate owned	—	(936)
Write-downs	(233)	—
Balance, end of period	$4,247	$662

Impact of Inflation. Inflation reached a near 40-year high in late 2021 primarily due to effects of the COVID-19 pandemic, and continued rising through June 2022. Since June 2022, the rate of inflation has generally declined; however, it has remained above the Federal Reserve’s target inflation rate of two percent through May 2, 2024. In response to higher inflation, the Federal Reserve increased the federal funds target rate during 2022 and 2023 as discussed in Certain Events That Affect Year-over-Year Comparability – Changing Inflation and Interest Rates, which generally increased the amount we earn on our interest-earning assets but also increased the amount we pay on our interest-bearing liabilities as discussed throughout this report. We believe that higher rates resulting from inflation and related factors led to constrained loan demand during 2023 and through March 31, 2024. When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, if the rate of inflation accelerates in the future, this could impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for credit losses resulting from a possible increased default rate. Inflation and related higher rates have led and may continue to lead to lower loan re-financings. Inflation has also increased and may continue to increase the costs of goods and services we purchase, including the costs of salaries and benefits. In January, March, and May 2024, the Federal Reserve did not change the federal funds target rate. Many economists expect the Federal Reserve to decrease the federal funds target rate one or more times during the remainder of 2024. For additional information, see Interest Rate Risk below, and Part I. Item 1A. “Risk Factors – Risks Related to our Business – Increasing and high interest rates in 2022 and 2023 caused interest expense on both deposits and borrowings to increase significantly in 2023; further increases in interest rates could continue to have an adverse effect on our profitability and – Inflation and rising prices may continue to adversely affect our results of operations and financial condition,” in our Annual Report.

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At March 31, 2024, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of March 31, 2024
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income(1)
+300	(7.9)%
+200	(5.7)%
+100	(2.6)%
-100	2.9%
-200	6.5%
-300	9.2%

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At March 31, 2024 and December 31, 2023,64% of our total assets were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. At March 31, 2024, 95% of our investment securities portfolio was classified as AFS, and we had gross unrealized losses in our AFS investment securities portfolio of $62.5 million and gross unrealized gains of $0.3 million. The sale of securities in a loss position would cause us to record a loss on sale of investment securities in noninterest income in the period during which the securities were sold. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances and borrowings under the BTFP, which impacts their liquidity. At March 31, 2024, securities with a carrying value of $292.3 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $296.2 million in pledged securities at December 31, 2023.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2024 and December 31, 2023, the balance of our outstanding advances with the FHLB was $23.5 million, all long-term advances. The total amount of the remaining credit available to us from the FHLB at March 31, 2024 was $886.1 million. At March 31, 2024, our FHLB borrowings were collateralized by a blanket pledge of certain loans totaling approximately $984.5 million.

Beginning in March 2023, we became eligible to borrow from the BTFP, which provides additional liquidity through borrowings secured by the pledging of certain qualifying securities and other assets valued at par. The BTFP is a one-year program which ended on March 11, 2024, and which allowed us to borrow at any time during the term and repay the obligation at any time without penalty. Beginning in the second quarter of 2023, we utilized the BTFP to secure fixed rate funding for a one-year term and reduce short-term FHLB advances, which are priced daily. During the fourth quarter of 2023 and again in the first quarter of 2024, we refinanced all of our borrowings under the BTFP with new borrowings under the BTFP with a one-year term due to more favorable rates. At March 31, 2024, borrowings outstanding under the BTFP were $229.0 million with a weighted average rate of 4.76% compared to $212.5 million at December 31, 2023 with a weighted average rate of 4.83%.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $7.9 million of repurchase agreements outstanding at March 31, 2024 and $8.6 million at December 31, 2023.

We maintain unsecured lines of credit with First National Bankers Bank and The Independent Bankers Bank totaling $60.0 million. These lines of credit are federal funds lines of credit and are used for overnight borrowing only. The lines of credit mature at various times within the next year. There were no outstanding balances on our unsecured lines of credit at March 31, 2024 and December 31, 2023.

At March 31, 2024, we held $41.8 million of cash and cash equivalents and maintained approximately $946.1 million of available funding from FHLB advances and unsecured lines of credit with correspondent banks. Cash and cash equivalents and available funding represent 145% of uninsured deposits of $681.4 million at March 31, 2024.

In addition, at March 31, 2024 and December 31, 2023, we had $44.0 million and $45.0 million, respectively, in aggregate principal amount of subordinated debt outstanding. In March 2024, we repurchased $1.0 million in principal amount of our 2032 Notes. For additional information on our 2029 Notes and 2032 Notes, see our Annual Report, Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion and Analysis of Financial Condition – Borrowings” and Note 10 to the financial statements included in such report.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. In recent periods, the proportion of our deposits represented by noninterest-bearing deposits has declined primarily due to rising market interest rates as customers have migrated to higher yielding alternatives. At March 31, 2024 and December 31, 2023, we held $237.9 million and $269.1 million, respectively, of brokered time deposits as defined for federal regulatory purposes, to secure fixed cost funding and reduce FHLB advances. We hold QwickRate® deposits, included in our time deposit balances, which we obtain through a qualified network, to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At March 31, 2024, we held $13.6 million of QwickRate® deposits, a decrease of $3.4 million compared to $17.0 million at December 31, 2023.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three months ended March 31, 2024 and 2023.

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three months ended March 31,		Three months ended March 31,
	2024	2023	2024	2023
Noninterest-bearing demand deposits	17%	22%	—%	—%
Interest-bearing demand deposits	27	29	1.87	0.88
Savings deposits	5	6	1.01	0.04
Brokered time deposits	10	3	5.21	4.68
Time deposits	29	24	4.39	2.56
Short-term borrowings	9	12	4.66	4.80
Long-term borrowed funds	3	4	4.83	4.04
Total deposits and borrowed funds	100%	100%	2.92%	1.74%

Capital Resources. Our primary sources of capital include retained earnings, capital obtained through acquisitions, and proceeds from the sale of our capital stock and subordinated debt. We may issue additional common stock and debt securities from time to time to fund acquisitions and support our organic growth.

During the three months ended March 31, 2024, we paid $1.0 million in dividends, compared to $0.9 million during the three months ended March 31, 2023. We declared dividends on our common stock of $0.10 per share during the three months ended March 31, 2024 compared to dividends of $0.095 per share during the three months ended March 31, 2023. Our board of directors has authorized a share repurchase program, and at March 31, 2024, we had 503,741 shares of our common stock remaining authorized for repurchase under the program. On July 19, 2023 and September 21, 2022, the board of directors approved an additional 350,000 shares and 300,000 shares, respectively, of the Company’s common stock for repurchase. During the three months ended March 31, 2024, we paid $0.2 million to repurchase 10,525 shares of our common stock, compared to paying $0.9 million to repurchase 45,975 shares of our common stock during the three months ended March 31, 2023.

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

The Company and the Bank each were in compliance with all regulatory capital requirements at March 31, 2024 and December 31, 2023. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement for Bank to be Well Capitalized Under Prompt Corrective Action Rules
	Amount	Ratio	Amount	Ratio
March 31, 2024
Investar Holding Corporation:
Tier 1 leverage capital	$243,886	8.62%	$—	—%
Common equity tier 1 capital	234,386	9.79	—	—
Tier 1 capital	243,886	10.18	—	—
Total capital	316,306	13.21	—	—
Investar Bank:
Tier 1 leverage capital	282,938	10.01	141,362	5.00
Common equity tier 1 capital	282,938	11.83	155,485	6.50
Tier 1 capital	282,938	11.83	191,367	8.00
Total capital	311,995	13.04	239,208	10.00

December 31, 2023
Investar Holding Corporation:
Tier 1 leverage capital	$239,095	8.35%	$—	—%
Common equity tier 1 capital	229,595	9.51	—	—
Tier 1 capital	239,095	9.90	—	—
Total capital	313,574	12.99	—	—
Investar Bank:
Tier 1 leverage capital	280,687	9.81	143,085	5.00
Common equity tier 1 capital	280,687	11.64	156,805	6.50
Tier 1 capital	280,687	11.64	192,990	8.00
Total capital	310,846	12.89	241,238	10.00

Off-Balance Sheet Transactions and Lease Obligations

Swap Contracts. The Bank historically has entered into interest rate swap contracts, some of which are forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month SOFR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. At March 31, 2024 and December 31, 2023 we had no current or forward starting interest rate swap agreements, other than interest rate swaps related to customer loans, described below. For additional information, see Note 7. Derivative Financial Instruments.

The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging”, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, “Fair Value Measurement”. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the  three months ended March 31, 2024  and  2023 . At  March 31, 2024  and  December 31, 2023 , we had notional amounts of $178.8 million and $174.9 million, respectively, in interest rate swap contracts with customers and $178.8 million and $174.9 million, respectively, in offsetting interest rate swap contracts with other financial institutions. At  March 31, 2024  and  December 31, 2023 , the fair value of the swap contracts consisted of gross assets of $19.0 million and $17.3 million, respectively, and gross liabilities of $19.0 million and $17.3 million, respectively, recorded in “Other assets” and “Accrued taxes and other liabilities”, respectively, in the accompanying consolidated balance sheets.

Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the allowance for credit losses on loans. The reserve for unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets and was $0.3 million at March 31, 2024 and December 31, 2023.

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

	March 31, 2024	December 31, 2023
Loan commitments	$423,492	$413,019
Standby letters of credit	17,044	17,844

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at March 31, 2024, the Company had unfunded commitments of $1.3 million for its investment in SBIC qualified funds and other investment funds.

For the three months ended March 31, 2024 and for the year ended December 31, 2023, except as disclosed herein and in the Company’s Annual Report, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Lease Obligations. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.

The following table presents, as of March 31, 2024, contractually obligated lease payments due under non-cancelable operating leases by payment date (dollars in thousands).

Less than one year	$385
One to three years	714
Three to five years	681
Over five years	586
Total	$2,366

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2023 are set forth in the Company’s Annual Report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” Please refer to the information in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Risk Management” in this report for additional information about the Company’s market risk for the three months ended March 31, 2024; except as discussed therein, there have been no material changes in the Company’s market risk since December 31, 2023.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

For information regarding risk factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors disclosed in the Annual Report. There have been no significant changes in our risk factors as described in such Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended March 31, 2024.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	—	$—	—	514,266
February 1, 2024 - February 29, 2024	7,853	16.40	7,525	506,741
March 1, 2024 - March 31, 2024	10,267	15.78	3,000	503,741
	18,120	$16.05	10,525	503,741

(1)	Includes 7,595 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock units.
(2)	The Company has had a stock repurchase program since 2015. On July 19, 2023 and September 21, 2022, the board of directors approved an additional 350,000 shares and 300,000 shares, respectively, of the Company’s common stock for repurchase. As of March 31, 2024, the Company had 503,741 shares remaining available under the program.

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

In addition, as a Louisiana corporation, we are subject to certain restrictions on dividends under the Louisiana Business Corporation Act. Generally, a Louisiana corporation may pay dividends to its shareholders unless, after giving effect to the dividend, either (1) the corporation would not be able to pay its debts as they come due in the usual course of business or (2) the corporation’s total assets are less than the sum of its total liabilities and the amount that would be needed, if the corporation were to be dissolved at the time of the payment of the dividend, to satisfy the preferential rights of shareholders whose preferential rights are superior to those receiving the dividend. In addition, our existing and future debt agreements limit, or may limit, our ability to pay dividends. Under the terms of our 2029 Notes, we may not pay a dividend if either we or the Bank, both immediately prior to the declaration of the dividend and after giving effect to the payment of the dividend, would not maintain regulatory capital ratios that are at “well capitalized” levels for regulatory capital purposes. We are also prohibited from paying dividends upon and during the continuance of any Event of Default under such notes. Under the terms of our 2032 Notes, we are prohibited from paying dividends upon and during the continuance of any Event of Default under such notes. Finally, our ability to pay dividends may be limited on account of the junior subordinated debentures that we assumed through acquisitions. We must make payments on the junior subordinated debentures before any dividends can be paid on our common stock.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Restated Articles of Incorporation of Investar Holding Corporation(1)

3.2	Amended and Restated By-laws of Investar Holding Corporation(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of 5.125% Fixed to Fluctuation Rate Subordinated Note due 2029(4)

4.3	Indenture, dated April 6, 2022, by and among Investar Holding Corporation and UMB Bank, National Association, as trustee(5)

4.4	Form of 5.125% Fixed-to-Floating Rate Subordinated Note due 2032(6)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)	Filed as exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(2)	Filed as exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.
(3)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(4)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2019 and incorporated herein by reference.
(5)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.
(6)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.

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

INVESTAR HOLDING CORPORATION

Date: May 2, 2024	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2024	/s/ John R. Campbell
John R. Campbell
Chief Financial Officer
(Principal Financial Officer)