Form 10-Q
period 2024-06-30
Investar Holding Corp
filed 2024-08-01
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 9,828,911 shares outstanding as of July 29,2024.

GLOSSARY OF DEFINED TERMS

Below is a listing of certain acronyms, abbreviations and defined terms, among others, used throughout this Quarterly Report on Form 10-Q.

AFS	–	Available For Sale
ALCO	–	Asset/Liability Committee
Annual Report	–	Investar Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated Teller Machine
Bank	–	Investar Bank, National Association
BTFP	–	Bank Term Funding Program
BOLI	–	Bank Owned Life Insurance
CECL	–	Current Expected Credit Loss
Company	–	Investar Holding Corporation and its wholly-owned subsidiary the Bank (also, “we,” “our,” or “us”)
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
FHLB	–	Federal Home Loan Bank
FRB	–	Federal Reserve Bank of Atlanta
GAAP	–	U.S. Generally Accepted Accounting Principles
HTM	–	Held To Maturity
ROU	–	Right-Of-Use
RSU	–	Restricted Stock Unit
SEC	–	U.S. Securities and Exchange Commission
SBIC	–	Small Business Investment Company
SOFR	–	Secured Overnight Financing Rate
U.S.	–	United States

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$27,130	$28,285
Interest-bearing balances due from other banks	42,542	3,724
Cash and cash equivalents	69,672	32,009

Available for sale securities at fair value (amortized cost of $398,954 and $419,283, respectively)	336,616	361,918
Held to maturity securities at amortized cost (estimated fair value of $18,461 and $20,513, respectively)	18,457	20,472
Loans	2,166,759	2,210,619
Less: allowance for credit losses	(28,620)	(30,540)
Loans, net	2,138,139	2,180,079
Equity securities at fair value	2,260	1,180
Nonmarketable equity securities	13,901	13,417
Bank premises and equipment, net of accumulated depreciation of $20,667 and $19,476, respectively	42,383	44,183
Other real estate owned, net	3,372	4,438
Accrued interest receivable	14,186	14,366
Deferred tax asset	17,595	16,910
Goodwill and other intangible assets, net	41,996	42,320
Bank owned life insurance	61,208	58,797
Other assets	27,793	25,066
Total assets	$2,787,578	$2,815,155

LIABILITIES
Deposits:
Noninterest-bearing	$436,571	$448,752
Interest-bearing	1,773,631	1,806,975
Total deposits	2,210,202	2,255,727
Advances from Federal Home Loan Bank	23,500	23,500
Borrowings under Bank Term Funding Program	229,000	212,500
Repurchase agreements	7,432	8,633
Subordinated debt, net of unamortized issuance costs	36,475	44,320
Junior subordinated debt	8,683	8,630
Accrued taxes and other liabilities	42,090	35,077
Total liabilities	2,557,382	2,588,387

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 9,828,825 and 9,748,067 shares issued and outstanding, respectively	9,829	9,748
Surplus	145,918	145,456
Retained earnings	123,510	116,711
Accumulated other comprehensive loss	(49,061)	(45,147)
Total stockholders’ equity	230,196	226,768
Total liabilities and stockholders’ equity	$2,787,578	$2,815,155

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans	$32,161	$28,513	$64,296	$55,872
Interest on investment securities:
Taxable	2,766	3,262	5,583	6,347
Tax-exempt	214	119	452	224
Other interest income	649	502	1,181	930
Total interest income	35,790	32,396	71,512	63,373

INTEREST EXPENSE
Interest on deposits	14,865	9,534	29,710	15,755
Interest on borrowings	3,727	4,475	7,388	9,058
Total interest expense	18,592	14,009	37,098	24,813
Net interest income	17,198	18,387	34,414	38,560

Provision for credit losses	(415)	(2,840)	(1,834)	(2,452)
Net interest income after provision for credit losses	17,613	21,227	36,248	41,012

NONINTEREST INCOME
Service charges on deposit accounts	799	746	1,609	1,486
Loss on call or sale of investment securities, net	(383)	—	(383)	(1)
(Loss) gain on sale or disposition of fixed assets, net	—	(58)	427	(917)
Gain (loss) on sale of other real estate owned, net	712	5	712	(137)
Gain on sale of loans	—	—	—	75
Servicing fees and fee income on serviced loans	—	4	—	10
Interchange fees	410	443	805	881
Income from bank owned life insurance	463	353	851	689
Change in the fair value of equity securities	—	(107)	80	(111)
Other operating income	749	684	1,397	1,171
Total noninterest income	2,750	2,070	5,498	3,146
Income before noninterest expense	20,363	23,297	41,746	44,158

NONINTEREST EXPENSE
Depreciation and amortization	787	919	1,599	1,971
Salaries and employee benefits	9,593	9,343	18,841	18,677
Occupancy	696	646	1,277	1,670
Data processing	893	827	1,830	1,702
Marketing	72	82	113	151
Professional fees	471	323	890	956
Gain on early extinguishment of subordinated debt	(287)	—	(502)	—
Other operating expenses	3,252	3,101	6,725	6,289
Total noninterest expense	15,477	15,241	30,773	31,416
Income before income tax expense	4,886	8,056	10,973	12,742
Income tax expense	829	1,509	2,209	2,383
Net income	$4,057	$6,547	$8,764	$10,359

EARNINGS PER SHARE
Basic earnings per share	$0.41	$0.67	$0.89	$1.05
Diluted earnings per share	0.41	0.67	0.89	1.05
Cash dividends declared per common share	0.10	0.10	0.20	0.195

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$4,057	$6,547	$8,764	$10,359
Other comprehensive loss:
Investment securities:
Unrealized loss, available for sale, net of tax benefit of $108, $1,330, $1,139 and $69, respectively	(407)	(4,915)	(4,217)	(253)
Reclassification of realized loss, available for sale, net of tax benefit of $80, $0, $80 and $0, respectively	303	—	303	1
Total other comprehensive loss	(104)	(4,915)	(3,914)	(252)
Total comprehensive income	$3,953	$1,632	$4,850	$10,107

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Loss	Equity
Three months ended:
June 30, 2023
Balance at beginning of period	$9,901	$146,027	$106,780	$(44,250)	$218,458
Surrendered shares	(11)	(146)	—	—	(157)
Dividends declared, $0.10 per share	—	—	(983)	—	(983)
Stock-based compensation	33	473	—	—	506
Shares repurchased	(92)	(1,007)	—	—	(1,099)
Net income	—	—	6,547	—	6,547
Other comprehensive loss, net	—	—	—	(4,915)	(4,915)
Balance at end of period	$9,831	$145,347	$112,344	$(49,165)	$218,357

June 30, 2024
Balance at beginning of period	$9,782	$145,739	$120,441	$(48,957)	$227,005
Surrendered shares	(87)	(1,270)	—	—	(1,357)
Options exercised	82	1,081	—	—	1,163
Dividends declared, $0.10 per share	—	—	(988)	—	(988)
Stock-based compensation	58	456	—	—	514
Shares repurchased	(6)	(88)	—	—	(94)
Net income	—	—	4,057	—	4,057
Other comprehensive loss, net	—	—	—	(104)	(104)
Balance at end of period	$9,829	$145,918	$123,510	$(49,061)	$230,196

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Loss	Equity
Six months ended:
June 30, 2023
Balance at beginning of period	$9,902	$146,587	$108,206	$(48,913)	$215,782
Cumulative effect of adoption of ASU 2016-13, net	—	—	(4,295)		(4,295)
Surrendered shares	(21)	(323)	—	—	(344)
Options exercised	8	97	—	—	105
Dividends declared, $0.195 per share	—	—	(1,926)	—	(1,926)
Stock-based compensation	80	859	—	—	939
Shares repurchased	(138)	(1,873)	—	—	(2,011)
Net income	—	—	10,359	—	10,359
Other comprehensive loss, net	—	—	—	(252)	(252)
Balance at end of period	$9,831	$145,347	$112,344	$(49,165)	$218,357

June 30, 2024
Balance at beginning of period	$9,748	$145,456	$116,711	$(45,147)	$226,768
Surrendered shares	(94)	(1,378)	—	—	(1,472)
Options exercised	96	1,263	—	—	1,359
Dividends declared, $0.20 per share	—	—	(1,965)	—	(1,965)
Stock-based compensation	96	827	—	—	923
Shares repurchased	(17)	(250)	—	—	(267)
Net income	—	—	8,764	—	8,764
Other comprehensive loss, net	—	—	—	(3,914)	(3,914)
Balance at end of period	$9,829	$145,918	$123,510	$(49,061)	$230,196

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2024	2023
Net income	$8,764	$10,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,599	1,971
Provision for credit losses	(1,834)	(2,452)
Net accretion of purchase accounting adjustments	(40)	(171)
Provision for other real estate owned	233	—
Net amortization (accretion) of securities	26	(78)
Loss on call or sale of investment securities, net	383	1
(Gain) loss on sale or disposition of fixed assets, net	(427)	917
(Gain) loss on sale of other real estate owned, net	(712)	137
Gain on sale of loans to First Community Bank	—	(75)
Gain on early extinguishment of subordinated debt	(502)	—
FHLB stock dividend	(89)	(418)
Stock-based compensation	923	939
Deferred taxes	375	(10)
Net change in value of bank owned life insurance	(851)	(689)
Amortization of subordinated debt issuance costs	44	47
Change in the fair value of equity securities	(80)	111
Net change in:
Accrued interest receivable	180	88
Other assets	(999)	3,080
Accrued taxes and other liabilities	3,669	1,518
Net cash provided by operating activities	10,662	15,275

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	7,906	2,364
Purchases of securities available for sale	(6,601)	(67,473)
Purchases of securities held to maturity	(1,500)	(10,000)
Proceeds from maturities, prepayments and calls of investment securities available for sale	18,620	80,455
Proceeds from maturities, prepayments and calls of investment securities held to maturity	3,510	487
Proceeds from redemption or sale of nonmarketable equity securities	1,683	15,278
Purchases of nonmarketable equity securities	(2,078)	(2,654)
Purchases of equity securities at fair value	(1,000)	—
Net decrease in loans	43,582	5,022
Proceeds from sales of other real estate owned	1,775	1,323
Proceeds from sales of fixed assets	1,340	9
Purchases of fixed assets	(279)	(537)
Proceeds from surrender of bank owned life insurance	8,440	—
Purchases of bank owned life insurance	(10,000)	—
Purchases of other investments	(65)	(334)
Distributions from investments	91	183
Cash paid for branch sale to First Community Bank, net of cash received	—	(596)
Net cash provided by investing activities	65,424	23,527

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net (decrease) increase in customer deposits	(45,469)	113,152
Net (decrease) increase in repurchase agreements	(1,201)	5,183
Net decrease in short-term FHLB advances	—	(333,500)
Net increase in borrowings under the Bank Term Funding Program	16,500	235,800
Repayment of long-term FHLB advances	—	(30,000)
Cash dividends paid on common stock	(1,957)	(1,883)
Proceeds from stock options exercised	1,359	105
Payments to repurchase common stock	(267)	(2,011)
Extinguishment of subordinated debt	(7,388)	—
Net cash used in financing activities	(38,423)	(13,154)
Net change in cash and cash equivalents	37,663	25,648
Cash and cash equivalents, beginning of period	32,009	40,259
Cash and cash equivalents, end of period	$69,672	$65,907

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfer from loans to other real estate owned	$230	$3,814
Transfer from bank premises and equipment to other real estate owned	—	1,100

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023, including the notes thereto, which were included as part of the Company’s Annual Report.

Nature of Operations

The Company is a financial holding company, headquartered in Baton Rouge, Louisiana that provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association, a national bank, primarily to meet the needs of individuals, professionals and small to medium-sized businesses. The Company’s primary markets are in south Louisiana, southeast Texas and Alabama. At  June 30, 2024 , the Company operated 20 full service branches located in Louisiana, two full service branches located in Texas and six full service branches located in Alabama and had 335 full-time equivalent employees.

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

NOTE 2. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2024 and 2023 (in thousands, except share data).

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Earnings per common share – basic
Net income	$4,057	$6,547	$8,764	$10,359
Less: income allocated to participating securities	—	—	—	(2)
Net income allocated to common shareholders	4,057	6,547	8,764	10,357
Weighted average basic shares outstanding	9,827,903	9,880,721	9,798,764	9,894,748
Basic earnings per common share	$0.41	$0.67	$0.89	$1.05

Earnings per common share – diluted
Net income allocated to common shareholders	$4,057	$6,547	$8,764	$10,357
Weighted average basic shares outstanding	9,827,903	9,880,721	9,798,764	9,894,748
Dilutive effect of securities	74,267	664	58,408	16,120
Total weighted average diluted shares outstanding	9,902,170	9,881,385	9,857,172	9,910,868
Diluted earnings per common share	$0.41	$0.67	$0.89	$1.05

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Stock options	3,722	—	3,171	8,318
Restricted stock units	16,479	113,897	4,103	79,050

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. INVESTMENT SECURITIES

Debt Securities

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
June 30, 2024
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$16,240	$75	$(404)	$15,911
Obligations of state and political subdivisions	15,801	—	(2,156)	13,645
Corporate bonds	28,361	—	(3,233)	25,128
Residential mortgage-backed securities	266,495	18	(47,667)	218,846
Commercial mortgage-backed securities	72,057	148	(9,119)	63,086
Total	$398,954	$241	$(62,579)	$336,616

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2023
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$20,383	$100	$(440)	$20,043
Obligations of state and political subdivisions	18,768	11	(2,076)	16,703
Corporate bonds	30,097	—	(3,741)	26,356
Residential mortgage-backed securities	274,950	14	(42,919)	232,045
Commercial mortgage-backed securities	75,085	208	(8,522)	66,771
Total	$419,283	$333	$(57,698)	$361,918

The Company calculates realized gains and losses on sales of debt securities under the specific identification method. Proceeds from sales of investment securities classified as AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Proceeds from sales	$7,906	$—	$7,906	$2,364
Gross gains	$—	$—	$—	$1
Gross losses	$(383)	$—	$(383)	$(2)

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
June 30, 2024
Obligations of state and political subdivisions	$16,346	$330	$(84)	$16,592
Residential mortgage-backed securities	2,111	—	(242)	1,869
Total	$18,457	$330	$(326)	$18,461

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2023
Obligations of state and political subdivisions	$18,163	$314	$(82)	$18,395
Residential mortgage-backed securities	2,309	—	(191)	2,118
Total	$20,472	$314	$(273)	$20,513

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of June 30, 2024 or December 31, 2023.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The approximate fair value of AFS securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2024
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$160	$—	$7,819	$(404)	$7,979	$(404)
Obligations of state and political subdivisions	241	(2)	13,404	(2,154)	13,645	(2,156)
Corporate bonds	—	—	25,128	(3,233)	25,128	(3,233)
Residential mortgage-backed securities	1,877	(13)	214,569	(47,654)	216,446	(47,667)
Commercial mortgage-backed securities	2,258	(45)	45,054	(9,074)	47,312	(9,119)
Total	$4,536	$(60)	$305,974	$(62,519)	$310,510	$(62,579)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2023
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$1,268	$(7)	$9,284	$(433)	$10,552	$(440)
Obligations of state and political subdivisions	—	—	15,425	(2,076)	15,425	(2,076)
Corporate bonds	468	(28)	25,888	(3,713)	26,356	(3,741)
Residential mortgage-backed securities	2,705	(421)	228,415	(42,498)	231,120	(42,919)
Commercial mortgage-backed securities	1,085	(35)	50,271	(8,487)	51,356	(8,522)
Total	$5,526	$(491)	$329,283	$(57,207)	$334,809	$(57,698)

At  June 30, 2024, 668 of the Company’s AFS debt securities had unrealized losses totaling 16.8% of the individual securities’ amortized cost basis and 15.7% of the Company’s total amortized cost basis of the AFS investment securities portfolio. At such date, 657 of the 668 securities had been in a continuous loss position for over 12 months.

The approximate fair value of HTM securities, and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2024
Obligations of state and political subdivisions	$958	$(2)	$2,800	$(82)	$3,758	$(84)
Residential mortgage-backed securities	—	—	1,869	(242)	1,869	(242)
Total	$958	$(2)	$4,669	$(324)	$5,627	$(326)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2023
Obligations of state and political subdivisions	$—	$—	$3,064	$(82)	$3,064	$(82)
Residential mortgage-backed securities	—	—	2,118	(191)	2,118	(191)
Total	$—	$—	$5,182	$(273)	$5,182	$(273)

Unrealized losses are generally due to changes in market interest rates. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. Due to the nature of the investments, current market prices, and the current interest rate environment, the Company determined that these declines were not attributable to credit losses at June 30, 2024 or December 31, 2023.

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

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
June 30, 2024
Due within one year	$7,701	$7,573	$960	$958
Due after one year through five years	24,371	23,507	2,882	2,800
Due after five years through ten years	31,926	28,523	3,000	3,114
Due after ten years	334,956	277,013	11,615	11,589
Total debt securities	$398,954	$336,616	$18,457	$18,461

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
December 31, 2023
Due within one year	$1,034	$1,027	$960	$961
Due after one year through five years	28,620	27,623	2,556	2,582
Due after five years through ten years	43,634	39,971	4,647	4,621
Due after ten years	345,995	293,297	12,309	12,349
Total debt securities	$419,283	$361,918	$20,472	$20,513

Accrued interest receivable on the Company’s investment securities was $1.6 million and $1.7 million at  June 30, 2024 and  December 31, 2023, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

At June 30, 2024, securities with a carrying value of $229.3 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $296.2 million in pledged securities at December 31, 2023.

Equity Securities

Equity securities at fair value include marketable securities in corporate stocks and mutual funds and totaled $2.3 million and $1.2 million at  June 30, 2024 and  December 31, 2023, respectively.

Nonmarketable equity securities primarily consist of FHLB stock and FRB stock. Members of the FHLB and FRB are required to own a certain amount of stock based on the level of borrowings and other factors and  may invest in additional amounts. FHLB stock and FRB stock is carried at cost, is restricted as to redemption, and is periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income. Nonmarketable equity securities also include investments in our other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of nonmarketable equity securities at  June 30, 2024 and  December 31, 2023 was $13.9 million and $13.4 million, respectively.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	June 30, 2024	December 31, 2023
Construction and development	$177,840	$190,371
1-4 Family	414,756	413,786
Multifamily	104,269	105,946
Farmland	7,542	7,651
Commercial real estate	943,440	937,708
Total mortgage loans on real estate	1,647,847	1,655,462
Commercial and industrial	507,822	543,421
Consumer	11,090	11,736
Total loans	$2,166,759	$2,210,619

Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees, net of direct loan origination costs and commitment fees, are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable. Unamortized premiums and discounts on loans, included in the total loans balances above, were $0.1 million and $0.2 million at June 30, 2024 and  December 31, 2023, respectively, and unearned income, or deferred fees, on loans was $1.1 million at both  June 30, 2024 and  December 31, 2023, and is also included in the total loans balance in the table above.

The tables below provide an analysis of the aging of loans as of  June 30, 2024 and  December 31, 2023 (dollars in thousands).

	June 30, 2024
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$177,814	$6	$—	$20	$177,840	$—
1-4 Family	409,049	981	1,401	3,325	414,756	—
Multifamily	104,269	—	—	—	104,269	—
Farmland	7,542	—	—	—	7,542	—
Commercial real estate	942,044	919	236	241	943,440	54
Total mortgage loans on real estate	1,640,718	1,906	1,637	3,586	1,647,847	54
Commercial and industrial	507,322	56	78	366	507,822	—
Consumer	10,954	21	83	32	11,090	—
Total loans	$2,158,994	$1,983	$1,798	$3,984	$2,166,759	$54

	December 31, 2023
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$189,746	$—	$55	$570	$190,371	$—
1-4 Family	406,014	3,031	1,720	3,021	413,786	—
Multifamily	105,946	—	—	—	105,946	—
Farmland	7,651	—	—	—	7,651	—
Commercial real estate	937,272	48	359	29	937,708	—
Total mortgage loans on real estate	1,646,629	3,079	2,134	3,620	1,655,462	—
Commercial and industrial	542,206	259	488	468	543,421	—
Consumer	11,552	57	82	45	11,736	—
Total loans	$2,200,387	$3,395	$2,704	$4,133	$2,210,619	$—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below provide an analysis of nonaccrual loans as of  June 30, 2024 and  December 31, 2023 (dollars in thousands).

	June 30, 2024
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
Construction and development	$6	$20	$26
1-4 Family	2,485	1,304	3,789
Multifamily	—	—	—
Farmland	—	—	—
Commercial real estate	546	—	546
Total mortgage loans on real estate	3,037	1,324	4,361
Commercial and industrial	58	386	444
Consumer	79	28	107
Total loans	$3,174	$1,738	$4,912

	December 31, 2023
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
Construction and development	$577	$212	$789
1-4 Family	2,937	1,241	4,178
Multifamily	—	—	—
Farmland	—	—	—
Commercial real estate	216	—	216
Total mortgage loans on real estate	3,730	1,453	5,183
Commercial and industrial	59	409	468
Consumer	74	45	119
Total loans	$3,863	$1,907	$5,770

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, the borrower’s debt service capacity is considered through the analysis of current financial information, if available, and/or current information with regard to the collateral position. Regulatory provisions would typically require the placement of a loan on nonaccrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and payment of future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower. No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the six months ended June 30, 2024 and 2023.

Collateral Dependent Loans

Collateral dependent loans are loans for which the repayments, on the basis of our assessment at the reporting date, are expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Loans that do not share risk characteristics are excluded from the loan pools and evaluated on an individual basis, and the Company has determined to evaluate collateral dependent loans individually for impairment. The allowance for credit losses for collateral dependent loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The Company’s collateral dependent loans include all nonaccrual loans shown in the tables above at  June 30, 2024 and  December 31, 2023. The types of collateral that secure collateral dependent loans are discussed under “Portfolio Segment Risk Factors” below.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below present the Company’s loan portfolio by year of origination, category, and credit quality indicator as of June 30, 2024 and  December 31, 2023 (dollars in thousands). Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at  June 30, 2024 and  December 31, 2023.

	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Construction and development
Pass	$30,106	$47,582	$56,542	$4,294	$2,471	$4,061	$22,467	$167,523
Special Mention	—	—	—	753	—	—	—	753
Substandard	—	4,538	5,000	—	20	6	—	9,564
Total construction and development	$30,106	$52,120	$61,542	$5,047	$2,491	$4,067	$22,467	$177,840

Current-period gross charge-offs	$—	$—	$(77)	$(72)	$—	$—	$—	$(149)

1-4 Family
Pass	$9,233	$42,182	$99,170	$80,864	$56,124	$77,661	$44,334	$409,568
Special Mention	—	—	—	458	—	33	—	491
Substandard	—	177	2,040	248	439	1,667	81	4,652
Doubtful	—	—	—	—	45	—	—	45
Total 1-4 family	$9,233	$42,359	$101,210	$81,570	$56,608	$79,361	$44,415	$414,756

Current-period gross charge-offs	$—	$—	$(42)	$—	$—	$(64)	$—	$(106)

Multifamily
Pass	$277	$7,681	$64,201	$15,840	$4,872	$7,093	$300	$100,264
Special Mention	—	—	—	—	—	4,005	—	4,005
Substandard	—	—	—	—	—	—	—	—
Total multifamily	$277	$7,681	$64,201	$15,840	$4,872	$11,098	$300	$104,269

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$12	$1,736	$1,321	$698	$914	$1,729	$1,132	$7,542
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total farmland	$12	$1,736	$1,321	$698	$914	$1,729	$1,132	$7,542

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$31,551	$75,161	$280,751	$213,080	$168,029	$157,507	$6,372	$932,451
Special Mention	—	—	—	2,242	—	213	—	2,455
Substandard	2,289	—	144	2,033	488	3,393	187	8,534
Total commercial real estate	$33,840	$75,161	$280,895	$217,355	$168,517	$161,113	$6,559	$943,440

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$14,009	$37,528	$128,992	$28,150	$10,997	$18,698	$266,884	$505,258
Special Mention	—	—	—	—	—	—	2,109	2,109
Substandard	—	—	23	78	5	244	12	362
Doubtful	—	—	—	—	—	—	93	93
Total commercial and industrial	$14,009	$37,528	$129,015	$28,228	$11,002	$18,942	$269,098	$507,822

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$(66)	$(66)

Consumer
Pass	$1,952	$3,828	$1,787	$1,268	$409	$1,142	$584	$10,970
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	7	—	12	101	—	120
Total consumer	$1,952	$3,828	$1,794	$1,268	$421	$1,243	$584	$11,090

Current-period gross charge-offs	$(42)	$(3)	$(1)	$(2)	$—	$(4)	$(4)	$(56)

Total loans
Pass	$87,140	$215,698	$632,764	$344,194	$243,816	$267,891	$342,073	$2,133,576
Special Mention	—	—	—	3,453	—	4,251	2,109	9,813
Substandard	2,289	4,715	7,214	2,359	964	5,411	280	23,232
Doubtful	—	—	—	—	45	—	93	138
Total loans	$89,429	$220,413	$639,978	$350,006	$244,825	$277,553	$344,555	$2,166,759

Current-period gross charge-offs	$(42)	$(3)	$(120)	$(74)	$—	$(68)	$(70)	$(377)

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

The Company had $0.1 million of loans that were classified as doubtful and no loans that were classified as loss at June 30, 2024. The Company had no loans that were classified as doubtful or loss at  December 31, 2023.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of the participations and whole loans sold was $26.3 million and $25.9 million at June 30, 2024 and  December 31, 2023, respectively. The unpaid principal balance of these loans was approximately$94.5 million and $99.8 million at June 30, 2024 and  December 31, 2023, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as to companies of which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $44.6 million and $46.0 million as of June 30, 2024 and  December 31, 2023, respectively. No related party loans were classified as nonperforming or nonaccrual at  June 30, 2024 or  December 31, 2023.

The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	June 30, 2024	December 31, 2023
Balance, beginning of period	$46,000	$96,977
New loans/changes in relationship	320	2,570
Repayments/changes in relationship	(1,727)	(53,547)
Balance, end of period	$44,593	$46,000

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company made the accounting policy election to exclude accrued interest receivable from the amortized cost of loans and the estimate of the allowance for credit losses. Accrued interest receivable on the Company’s loans was $12.6 million and $12.7 million at  June 30, 2024 and  December 31, 2023, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

The table below shows a summary of the activity in the allowance for credit losses for the three and six months ended June 30, 2024 and 2023 (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$29,114	$30,521	$30,540	$24,364
ASU 2016-13 adoption impact(1)	—	—	—	5,865
Provision for credit losses on loans(2)	(298)	(2,833)	(1,709)	(2,277)
Charge-offs	(274)	(125)	(377)	(635)
Recoveries	78	2,481	166	2,727
Balance, end of period	$28,620	$30,044	$28,620	$30,044

(1)	On January 1, 2023, the Company adopted ASU 2016-13, which introduced a new model known as CECL. Upon adoption, the Company recorded a one-time, cumulative effect adjustment to increase the allowance for credit losses by $5.9 million.
(2)

For the three months ended  June 30, 2024, the $0.4 million negative provision for credit losses on the consolidated statement of income includes a $0.3 million negative provision for loan losses and a $0.1 million negative provision for unfunded loan commitments. For the six months ended June 30, 2024, the $1.8 million negative provision for credit losses on the consolidated statement of income includes a $1.7 million negative provision for loan losses and a $0.1 million negative provision for unfunded loan commitments. For the three months ended  June 30, 2023, the $2.8 million negative provision for credit losses on the consolidated statement of income includes a $2.8 million negative provision for loan losses and a $7,000 negative provision for unfunded loan commitments. For the six months ended June 30, 2023, the $2.5 million negative provision for credit losses on the consolidated statement of income includes a $2.3 million negative provision for loan losses and a $0.2 million negative provision for unfunded loan commitments.

The negative provision for credit losses for the three months ended  June 30, 2024 was primarily due to a decrease in total loans and aging of existing loans. The negative provision for credit losses for the six months ended June 30, 2024 was primarily due to a decrease in total loans, aging of existing loans, and, to a lesser extent, the completion of our annual CECL allowance model recalibration, which resulted in lower historical loss rates. The negative provision for credit losses for the three and six months ended June 30, 2023 was primarily attributable to recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

The following tables outline the activity in the allowance for credit losses by collateral type for the three and six months ended June 30, 2024 and 2023, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of  June 30, 2024 and 2023 (dollars in thousands).

	Three months ended June 30, 2024
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,574	$5,928	$1,535	$9	$12,271	$7,676	$121	$29,114
Provision for credit losses on loans	58	(84)	(17)	—	(41)	(205)	(9)	(298)
Charge-offs	(149)	(106)	—	—	—	—	(19)	(274)
Recoveries	9	3	—	—	—	58	8	78
Ending balance	1,492	5,741	1,518	9	12,230	7,529	101	$28,620

	Three months ended June 30, 2023
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$3,041	$8,650	$910	$30	$11,527	$6,125	$238	$30,521
Provision for credit losses on loans	(65)	637	(44)	(27)	(2,410)	(972)	48	(2,833)
Charge-offs	—	(4)	—	—	(26)	(11)	(84)	(125)
Recoveries	1	10	—	—	2,130	327	13	2,481
Ending balance	$2,977	$9,293	$866	$3	$11,221	$5,469	$215	$30,044

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six months ended June 30, 2024
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,471	$9,129	$1,124	$2	$10,691	$6,920	$203	$30,540
Provision for credit losses on loans	(848)	(3,290)	394	(29)	1,539	586	(61)	(1,709)
Charge-offs	(149)	(106)	—	—	—	(66)	(56)	(377)
Recoveries	18	8	—	36	—	89	15	166
Ending balance	$1,492	$5,741	$1,518	$9	$12,230	$7,529	$101	$28,620
Ending allowance balance for loans individually evaluated for impairment	14	116	—	—	—	195	8	333
Ending allowance balance for loans collectively evaluated for impairment	1,478	5,625	1,518	9	12,230	7,334	93	28,287
Loans receivable:
Balance of loans individually evaluated for impairment	26	3,789	—	—	546	444	107	4,912
Balance of loans collectively evaluated for impairment	177,814	410,967	104,269	7,542	942,894	507,378	10,983	2,161,847
Total period-end balance	$177,840	$414,756	$104,269	$7,542	$943,440	$507,822	$11,090	$2,166,759

	Six months ended June 30, 2023
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,555	$3,917	$999	$113	$10,718	$5,743	$319	$24,364
ASU 2016-13 adoption impact	(75)	4,712	(84)	(99)	676	793	(58)	5,865
Provision for credit losses on loans	454	695	(49)	(11)	(2,380)	(1,072)	86	(2,277)
Charge-offs	—	(46)	—	—	(26)	(391)	(172)	(635)
Recoveries	43	15	—	—	2,233	396	40	2,727
Ending balance	$2,977	$9,293	$866	$3	$11,221	$5,469	$215	$30,044
Ending allowance balance for loans individually evaluated for impairment	209	76	—	—	41	18	33	377
Ending allowance balance for loans collectively evaluated for impairment	2,768	9,217	866	3	11,180	5,451	182	29,667
Loans receivable:
Balance of loans individually evaluated for impairment	1,340	1,714	—	—	2,443	1,402	95	6,994
Balance of loans collectively evaluated for impairment	196,510	412,666	80,424	8,434	969,770	398,086	11,979	2,077,869
Total period-end balance	$197,850	$414,380	$80,424	$8,434	$972,213	$399,488	$12,074	$2,084,863

Loan Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the six months ended June 30, 2024 and 2023, the Company did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. BORROWINGS UNDER BANK TERM FUNDING PROGRAM

On March 12, 2023, the Federal Reserve established the BTFP. The BTFP is a one-year program which provides additional liquidity through borrowings with a term of up to one year secured by the pledging of certain qualifying securities and other assets, valued at par value. At June 30, 2024, and December 31, 2023, outstanding borrowings under the BTFP were $229.0 million and $212.5 million, respectively. The BTFP ceased making new loans as scheduled on March 11, 2024.

NOTE 6. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Activity within the balances in accumulated other comprehensive loss is shown in the tables below (dollars in thousands).

	Three months ended June 30,
	2024			2023
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized loss, available for sale, net	$(43,437)	$(407)	$(43,844)	$(38,475)	$(4,915)	$(43,390)
Reclassification of realized (gain) loss, available for sale, net	(5,521)	303	(5,218)	(5,776)	—	(5,776)
Unrealized gain, transfer from available for sale to held to maturity, net	1	—	1	1	—	1
Accumulated other comprehensive loss	$(48,957)	$(104)	$(49,061)	$(44,250)	$(4,915)	$(49,165)

	Six months ended June 30,
	2024			2023
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized loss, available for sale, net	$(39,627)	$(4,217)	$(43,844)	$(43,137)	$(253)	$(43,390)
Reclassification of realized (gain) loss, available for sale, net	(5,521)	303	(5,218)	(5,777)	1	(5,776)
Unrealized gain, transfer from available for sale to held to maturity, net	1	—	1	1	—	1
Accumulated other comprehensive loss	$(45,147)	$(3,914)	$(49,061)	$(48,913)	$(252)	$(49,165)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. STOCK-BASED COMPENSATION

Equity Incentive Plan. The Company’s Amended and Restated 2017 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity awards, such as restricted stock, restricted stock units, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. Under the Plan, a total of 1,200,000 shares of common stock are reserved, 600,000 of which were authorized in 2021, for issuance to eligible participants pursuant to equity awards under the Plan. The Plan is administered by the Compensation Committee of the Company’s board of directors, which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, equity awards will be granted. The Compensation Committee, in its discretion,  may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee  may approve the terms of equity awards to the Company’s executive officers and directors. At  June 30, 2024, approximately 334,441 shares remain available for grant.

Stock Options

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards. The Black-Scholes option pricing model incorporates various subjective assumptions, including expected term and expected volatility. Expected volatility was determined based on the historical volatilities of the Company.

The table below shows the assumptions used for the stock options granted during the six months ended June 30, 2024.

Dividend yield	2.45%
Expected volatility	40.80%
Risk-free interest rate	4.29%
Expected term (in years)	6.5
Weighted average grant date fair value	$6.04

Stock option expense of $40,000 and $0.1 million is included in “Salaries and employee benefits” in the accompanying consolidated statements of income for the three and six months ended June 30, 2024, respectively, and $37,000 and $0.1 million for the three and six months ended June 30, 2023, respectively. At June 30, 2024, there was $0.4 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 3.6 years.

The table below summarizes the Company’s stock option activity for the periods presented.

	Six months ended June 30,
	2024		2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	326,605	$17.32	350,430	$17.89
Granted	29,997	16.35	34,497	13.96
Exercised	(96,000)	14.16	(7,500)	14.00
Outstanding, end of period	260,602	$18.37	377,427	$17.61
Exercisable, end of period	174,872	$19.15	295,669	$17.57

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock and RSUs

Under the Plan, the Company  may grant restricted stock, RSUs, and other stock-based awards to Plan participants, subject to forfeiture upon the occurrence of certain events until the vesting dates specified in the participant’s award agreement. Historically, the Company granted restricted stock awards to Plan participants. Beginning in 2019, the Company began granting time vested RSUs to its non-employee directors and certain officers of the Company instead, with vesting terms ranging from two years to five years. The RSUs do not have voting rights and do not receive dividends or dividend equivalents. As of May 1, 2023, all of the previously granted shares of restricted stock had vested and only outstanding RSUs remain.

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

Compensation expense related to restricted stock and RSUs of $0.5 million and $0.8 million is included in the accompanying consolidated statements of income for the three and six months ended June 30, 2024, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2023, respectively. The unearned compensation related to these awards is amortized to compensation expense over the vesting period. As of  June 30, 2024, unearned stock-based compensation cost associated with these awards totaled approximately $4.9 million and is expected to be recognized over a weighted average period of 3.4 years.

The following table summarizes the restricted stock and RSU activity for the periods presented.

	Six months ended June 30,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, beginning of period	336,749	$17.37	253,488	$20.19
Granted	110,886	16.41	168,205	14.95
Forfeited	(25,266)	17.06	(6,588)	20.83
Earned and issued	(95,644)	18.81	(80,920)	20.42
Balance, end of period	326,725	$16.65	334,185	$17.48

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its liability management, the Company has historically utilized pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month SOFR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. To mitigate credit risk, securities were pledged to the Company by the counterparties in an amount greater than or equal to the gain position of the derivative contracts. Conversely, securities were pledged to the counterparties by the Company in an amount greater than or equal to the loss position of the derivative contracts, if applicable. There were no assets or liabilities recorded in the accompanying consolidated balance sheets at June 30, 2024 or  December 31, 2023 associated with the swap contracts, other than interest rate swaps related to customer loans, described below.

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging”, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”). The Company did not recognize any gains or losses in other operating income resulting from fair value adjustments of these swap agreements during the three and six months ended June 30, 2024 and 2023.

The table below presents the notional amounts and fair values of the Company’s derivative financial instruments as well as their classification on the accompanying consolidated balance sheets at  June 30, 2024 and  December 31, 2023.

		Fair Value
	Notional(1)	Derivative Assets(2)	Derivative Liabilities(2)
June 30, 2024
Interest rate swaps	$190,711	$19,189	$19,189

December 31, 2023
Interest rate swaps	$174,893	$17,325	$17,325

(1)	Notional amounts represent interest rate swap contracts with customers and offsetting interest rate swap contracts with other financial institutions.
(2)	Derivative assets and liabilities are reported at fair value in “Other assets” and “Accrued taxes and other liabilities”, respectively, in the accompanying consolidated balance sheets.

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

The Company holds SBIC qualified funds and other investment funds that do not have a readily determinable fair value. In accordance with ASC 820, these investments are measured at fair value using the net asset value practical expedient and are not required to be classified in the fair value hierarchy. At  June 30, 2024 and  December 31, 2023, the fair values of these investments were $3.5 million and $3.4 million, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.

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

Management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data. At June 30, 2024 and  December 31, 2023, the majority of our level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.

Derivative Financial Instruments – The fair value for interest rate swap agreements is based upon the amounts required to settle the contracts. These derivative instruments are classified in level 2 of the fair value hierarchy.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$15,911	$—	$15,911	$—
Obligations of state and political subdivisions	13,645	—	9,278	4,367
Corporate bonds	25,128	—	24,653	475
Residential mortgage-backed securities	218,846	—	218,846	—
Commercial mortgage-backed securities	63,086	—	63,086	—
Equity securities at fair value	2,260	2,260	—	—
Interest rate swaps - gross assets	19,189	—	19,189	—
Total assets	$358,065	$2,260	$350,963	$4,842
Liabilities:
Interest rate swaps - gross liabilities	$19,189	$—	$19,189	$—

December 31, 2023
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$20,043	$—	$20,043	$—
Obligations of state and political subdivisions	16,703	—	11,453	5,250
Corporate bonds	26,356	—	25,893	463
Residential mortgage-backed securities	232,045	—	232,045	—
Commercial mortgage-backed securities	66,771	—	66,771	—
Equity securities at fair value	1,180	1,180	—	—
Interest rate swaps - gross assets	17,325	—	17,325	—
Total assets	$380,423	$1,180	$373,530	$5,713
Liabilities:
Interest rate swaps - gross liabilities	$17,325	$—	$17,325	$—

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the six months ended June 30, 2024 and 2023 (dollars in thousands).

	Obligations of State and Political Subdivisions	Corporate Bonds
Balance at December 31, 2023	$5,250	$463
Realized gain (loss) included in earnings	—	—
Unrealized (loss) gain included in other comprehensive loss	(856)	12
Purchases	—	—
Sales	—	—
Maturities, prepayments, and calls	(27)	—
Transfers into level 3	—	—
Transfers out of level 3	—	—
Balance at June 30, 2024	$4,367	$475

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Obligations of State and Political Subdivisions	Corporate Bonds
Balance at December 31, 2022	$5,965	$479
Realized gain (loss) included in earnings	—	—
Unrealized loss included in other comprehensive loss	(691)	(38)
Purchases	—	—
Sales	—	—
Maturities, prepayments, and calls	(26)	—
Transfers into level 3	—	—
Transfers out of level 3	—	—
Balance at June 30, 2023	$5,248	$441

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at June 30, 2024 and  December 31, 2023. For the six months ended June 30, 2024 and 2023, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of level 3 assets measured at fair value on a recurring basis at June 30, 2024 and  December 31, 2023 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts
June 30, 2024
Obligations of state and political subdivisions	$4,367	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 10%
Corporate bonds	475	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	5%

December 31, 2023
Obligations of state and political subdivisions	$5,250	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 11%
Corporate bonds	463	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	8%

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

Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of  June 30, 2024 and  December 31, 2023. There were no liabilities measured on a nonrecurring basis at June 30, 2024 or December 31, 2023 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(3)
June 30, 2024
Loans individually evaluated for impairment(1)	$632	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	23%
Other real estate owned(2)	1,035	Underlying collateral value, third party appraisals	Collateral discounts and discount rates	18% - 19%	18%

December 31, 2023
Loans individually evaluated for impairment(1)	$1,293	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	6% - 100%	29%

(1) Loans individually evaluated that were re-measured during the period had a carrying value of $0.8 million and $1.8 million at  June 30, 2024 and  December 31, 2023, respectively, with related allowance for credit losses of $0.2 million and $0.5 million as of such dates.

(2) Other real estate owned that was remeasured during the period had a carrying value of $1.0 million at  June 30, 2024. During the six months ended June 30, 2024, the Company recorded a $0.2 million write-down of other real estate owned which is included as part of “Other operating expenses” in noninterest expense on the accompanying consolidated statement of income.

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

Loans – The fair value of portfolio loans, net is determined using an exit price methodology. The exit price methodology is based on a discounted cash flow analysis, in which projected cash flows are based on contractual cash flows adjusted for prepayments for certain loan types (e.g., residential mortgage loans and multifamily loans) and the use of a discount rate based on expected relative risk of the cash flows. The discount rate selected considers loan type, maturity date, a liquidity premium, cost to service, and cost of capital, which is a level 3 fair value estimate.

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

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	June 30, 2024
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$69,672	$69,672	$69,672	$—	$—
Investment securities - AFS	336,616	336,616	—	331,774	4,842
Investment securities - HTM	18,457	18,461	—	1,869	16,592
Equity securities at fair value	2,260	2,260	2,260	—	—
Nonmarketable equity securities	13,901	13,901	—	13,901	—
Loans, net of allowance	2,138,139	1,990,486	—	—	1,990,486
Interest rate swaps - gross assets	19,189	19,189	—	19,189	—

Financial liabilities:
Deposits, noninterest-bearing	$436,571	$436,571	$—	$436,571	$—
Deposits, interest-bearing	1,773,631	1,683,347	—	—	1,683,347
Borrowings under BTFP and repurchase agreements	236,432	235,744	—	235,744	—
FHLB long-term advances	23,500	23,318	—	—	23,318
Junior subordinated debt	8,683	8,683	—	—	8,683
Subordinated debt	37,000	35,291	—	35,291	—
Interest rate swaps - gross liabilities	19,189	19,189	—	19,189	—

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

NOTE 10. INCOME TAXES

The income tax expense and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Income tax expense	$829	$1,509	$2,209	$2,383
Effective tax rate	17.0%	18.7%	20.1%	18.7%

For the six months ended June 30, 2024, the effective tax rate differed from the statutory tax rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI, partially offset by the surrender of approximately $8.4 million of BOLI contracts, which resulted in $0.3 million of income tax expense. For the three month period ended June 30, 2024 and the three and six month periods ended June 30, 2023, the effective tax rate differed from the statutory tax rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for credit losses on loans. The reserve for unfunded loan commitments was $0.2 million and $0.3 million at  June 30, 2024 and  December 31, 2023, respectively, and is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets.

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

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	June 30, 2024	December 31, 2023
Loan commitments	$379,396	$413,019
Standby letters of credit	15,732	17,844

Additionally, at June 30, 2024, the Company had unfunded commitments of $1.3 million for its investments in SBIC qualified funds and other investment funds.

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

Quantitative information regarding the Company’s operating leases is presented below as of and for the six months ended June 30, 2024 and 2023 (dollars in thousands).

	June 30,
	2024	2023
Total operating lease cost	$217	$228
Weighted-average remaining lease term (in years)	6.2	7.5
Weighted-average discount rate	3.3%	3.1%

At  June 30, 2024 and  December 31, 2023, the Company’s operating lease ROU assets were $2.2 million and $2.1 million, respectively, and the Company’s related operating lease liabilities were $2.3 million and $2.2 million, respectively. The Company’s operating leases have remaining terms ranging from 1 to 7 years, including extension options if the Company is reasonably certain they will be exercised.

Future minimum lease payments due under non-cancelable operating leases at June 30, 2024 are presented below (dollars in thousands).

Remainder of 2024	$222
2025	449
2026	401
2027	404
2028	405
Thereafter	687
Total	$2,568

At June 30, 2024, the Company had not entered into any material leases that have not yet commenced.

The Bank owns its corporate headquarters building, the first floor of which is occupied by multiple tenants. The Bank, as lessor, also leases a portion of one of its branch locations and a former stand-alone ATM location. All tenant leases are operating leases. The Bank, as lessor, recognized lease income of $0.1 million and $0.2 million for the three and six month periods ended June 30, 2024 and 2023, respectively.

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

Through the Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals, and small to medium-sized businesses. Our primary areas of operation are south Louisiana, including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; southeast Texas, primarily Houston and its surrounding area; and Alabama, including York and Oxford and their surrounding areas. At June 30, 2024, we operated 28 full service branches comprised of 20 full service branches in Louisiana, two full service branches in Texas, and six full service branches in Alabama. Our Bank commenced operations in 2006, and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter and its name changed to Investar Bank, National Association.

During 2023, we pivoted our near-term strategy from primarily a growth strategy to primarily a focus on consistent, quality earnings through the optimization of our balance sheet. Our strategy includes a focus on originating and renewing high quality, primarily variable-rate, loans and allowing higher risk credit relationships to run off. Our long-term strategy includes organic growth through high quality loans and growth through acquisitions, including whole-bank acquisitions, strategic branch acquisitions and asset acquisitions. We have completed seven whole-bank acquisitions since 2011 and regularly review acquisition opportunities. Our most recent whole bank acquisition was completed in April 2021. During our last three fiscal years, we have not opened any de novo branch locations; however, in the third quarter of 2023, we converted an existing loan and deposit production office in Tuscaloosa, Alabama to a cashless branch designed to provide a digital banking experience. During the second half of 2023, we purchased commercial and industrial revolving lines of credit with an unpaid principal balance of $162.7 million.

We have continued to evaluate opportunities to improve our branch network efficiency, leverage our digital initiatives, and further reduce costs. We closed five branches during our last three fiscal years, and one in Alabama during the first quarter of 2024. Three of the branches had been acquired, and the closures involved anticipated synergies that resulted in significant cost savings. In 2022, we sold five former branch locations and three tracts of land that were being held for future branch locations. On January 27, 2023, we completed the sale of certain assets, deposits and other liabilities associated with our Alice, Texas and Victoria, Texas branch locations in order to focus more on our core markets. Of the Bank’s entire branch network, these two locations were geographically the most distant from our Louisiana headquarters. During the third quarter of 2023, we ceased operation of 14 ATMs. During 2024, we began to reinvest within our geographic areas, particularly in our Texas markets, including through a lease of a loan production office in the southeast Texas market and strategic hires.

In an effort to focus more on our core business and optimize profitability, in the third quarter of 2023, we made the strategic decision to exit the consumer mortgage origination business. Consumer mortgage loan products are typically long-term and fixed-rate and generally require a higher relative allowance for credit losses than other loan products. Consumer mortgage volumes have decreased to historical lows due to the combination of higher housing prices and interest rates and constriction of housing supply. As a result of this decision, we further optimized our workforce and will continue to dedicate resources to our more profitable business lines. Substantially all of the consumer mortgage portfolio is included in the 1-4 family loan category.

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

Certain Events That Affect Period-over-Period Comparability

Changing Inflation and Interest Rates. During the entirety of 2021, the federal funds target rate was 0% to 0.25%, and it remained at that rate until March 2022. Inflation increased rapidly during 2021 through June 2022. Since June 2022, the rate of inflation generally has declined; however, it has remained above the Federal Reserve’s target inflation rate of 2% through August 1, 2024. In response, the Federal Reserve raised the federal funds target rate multiple times from March 2022 through July 2023. Through these incremental increases to the target rate, the Federal Reserve has raised, on a cumulative basis, the target rate from 0% to 0.25% by 525 basis points to 5.25% to 5.50%. During the first six months of 2023, the Federal Reserve raised the federal funds target rate three times, from 4.25% to 4.50%, to 5.00% to 5.25%. During the first six months of 2024, the federal funds target rate was 5.25% to 5.50% with no changes.

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

In response to the disruptions and related publicity, we formed an internal task force that included members of our ALCO. The task force met frequently to review our liquidity position and liquidity sources, and oversaw the Bank’s process to qualify for the BTFP. In addition, we took steps to inform our customers about our financial position, liquidity and insured deposit products. During the second quarter of 2023, we utilized the BTFP and reduced FHLB advances. The Bank utilized this source of funding due to its lower rate, the ability to prepay the obligations without penalty, and as a means to lock in funding. During the fourth quarter of 2023 and again in the first quarter of 2024, the Bank refinanced its BTFP borrowings with new borrowings under the program due to more favorable rates. The Federal Reserve ceased making new loans under the BTFP on March 11, 2024. As of June 30, 2024, estimated uninsured deposits represented approximately 33% of our total deposits. For additional information, see “Discussion and Analysis of Financial Condition – Deposits, Borrowings, Liquidity and Capital Resources” and our Annual Report, Part II. Item 1A. Risk Factors.

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

Loan Purchase Agreement. In August 2023, we entered into a loan purchase agreement to acquire commercial and industrial revolving lines of credit, and related accrued interest, with an unpaid principal balance of $162.7 million and total commitments of $237.8 million in two tranches. The first and second tranches consisted of unpaid principal balances of $35.8 million and $127.0 million, respectively, and total commitments of $61.1 million and $176.7 million, respectively. The purchase of the first tranche was completed on September 15, 2023, and the purchase of the second tranche was completed on October 3, 2023. The revolving lines of credit are variable-rate and shorter-term in nature with varying renewal terms. The loans are to consumer finance lending companies that possess a history of high credit quality and that we believe provide us with opportunities to deepen the relationships through our services such as treasury management. We also hired two individuals with significant experience in lending in this area.

Sale of Two Branches to First Community Bank. On January 27, 2023, we completed the sale of certain assets, deposits and other liabilities associated with the Alice and Victoria, Texas locations to First Community Bank, a Texas state bank located in Corpus Christi, Texas. We sold approximately $13.9 million in loans and $14.5 million in deposits.

Exit from Consumer Mortgage Origination Business. In the third quarter of 2023, we made the strategic decision to exit the consumer mortgage origination business. For additional discussion, see “Company Overview.”

Branch Closures. We closed one branch in Central, Louisiana in March 2023 and one branch in Anniston, Alabama in January 2024.

COVID-19 Pandemic. The COVID-19 pandemic and related governmental control measures severely disrupted financial markets and overall economic conditions in 2020 and 2021. While the impact of the pandemic and the associated uncertainties remained in 2022 and 2023, there was significant progress made with COVID-19 vaccination levels, which resulted in the easing of restrictive measures in the U.S. At the same time, many industries experienced supply chain disruptions and labor shortages. Inflation increased significantly during 2021 and 2022, and in response the Federal Reserve has raised the federal funds target rate multiple times in 2022 and 2023, as discussed above. On April 10, 2023, the COVID-19 national emergency was ended by Congress, and the national public health emergency ended on May 11, 2023.

Subordinated Debt Repurchases. During the first quarter of 2024, we repurchased $1.0 million in principal amount of our 5.125% Fixed-to-Floating Rate Subordinated Notes due 2032 (the “2032 Notes”). During the second quarter of 2024, we repurchased $5.0 million in principal amount of our 5.125% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “2029 Notes”) and $2.0 million in principal amount of our 2032 Notes.

BOLI Restructuring. During the first quarter of 2024, we surrendered approximately $8.4 million of BOLI and reinvested the proceeds in higher yielding policies.

Overview of Financial Condition and Results of Operations

For the six months ended June 30, 2024, net income was $8.8 million, or $0.89 per basic and diluted common share, compared to net income of $10.4 million, or $1.05, per basic and diluted common share for the six months ended June 30, 2023. Net income decreased primarily due to a $4.1 million decrease in net interest income, partially offset by a $2.4 million increase in noninterest income and a $0.6 million decrease in noninterest expense. In addition, we recorded a negative provision for credit losses of $1.8 million in the first half of 2024 compared to $2.5 million for the comparable prior period. The decrease in net interest income was a result of a $12.3 million increase in interest expense partially offset by an $8.1 million increase in interest income, as the Bank experienced margin compression due to higher market interest rates. The negative provision for credit losses in the six months ended June 30, 2024 was primarily due to a decrease in total loans, aging of existing loans, and, to a lesser extent, the completion of our annual CECL allowance model recalibration. The negative provision for credit losses in the six months ended June 30, 2023 was primarily due to net recoveries in the loan portfolio. The increase in noninterest income is mainly attributable to a gain on sale or disposition of fixed assets of $0.4 million during the six months ended June 30, 2024, primarily resulting from the closure of one branch in the Alabama market, compared to a loss on sale or disposition of fixed assets of $0.9 million recorded during the six months ended June 30, 2023, primarily resulting from the sale of the Alice and Victoria, Texas branches. We also recorded a gain on sale of other real estate owned of $0.7 million during the six months ended June 30, 2024, primarily related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida, compared to a loss on sale of other real estate owned of $0.1 million recorded during the six months ended June 30, 2023. Noninterest expense for the six months ended June 30, 2024 included a $0.5 million gain on early extinguishment of subordinated debt and for the comparable prior period included $0.7 million in expenses as a result of the sale of the Alice and Victoria, Texas branches. At June 30, 2024, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations. Other key components of our performance for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 are summarized below.

●	Credit quality metrics improved as nonperforming loans were 0.23% of total loans at June 30, 2024 compared to 0.26% at December 31, 2023.

●	Return on average assets decreased to 0.63% for the six months ended June 30, 2024, compared to 0.76% for the six months ended June 30, 2023. Return on average equity was 7.73% for the six months ended June 30, 2024, compared to 9.47% for the six months ended June 30, 2023.

●

Total deposits decreased $45.5 million, or 2.0%, to $2.21 billion at June 30, 2024, compared to $2.26 billion at December 31, 2023. Noninterest-bearing deposits decreased $12.2 million, or 2.7%, to $436.6 million at June 30, 2024, compared to $448.8 million at December 31, 2023. As of June 30, 2024, estimated uninsured deposits represented approximately 33% of our total deposits.

●	Total loans decreased $43.9 million, or 2.0%, to $2.17 billion at June 30, 2024, compared to $2.21 billion at December 31, 2023.

●	Net interest income for the six months ended June 30, 2024 was $34.4 million, a decrease of $4.1 million, or 10.8%, compared to $38.6 million for the six months ended June 30, 2023, driven primarily by an increase in the rates paid on interest-bearing deposits, partially offset primarily by an increase in the yield earned on loans.

●	During the six months ended June 30, 2024, our net interest margin was 2.61%, compared to 2.98% for the six months ended June 30, 2023.

●	During the first half of 2024, we repurchased $8.0 million in principal amount of our subordinated debt.

●

During the six months ended June 30, 2024, we paid $0.3 million to repurchase 16,621 shares of common stock, compared to $2.0 million to repurchase 138,275 shares of common stock during the six months ended June 30, 2023, and we paid $2.0 million in cash dividends on our common stock during the six months ended June 30, 2024, compared to $1.9 million during the six months ended June 30, 2023.

●

Accumulated other comprehensive loss increased $3.9 million, or 8.7%, to $49.1 million at June 30, 2024, compared to $45.1 million at December 31, 2023 primarily due to unrealized losses in our AFS securities portfolio.

Discussion and Analysis of Financial Condition

Loans

General. Loans constitute our most significant asset, comprising 78% and 79% of our total assets at June 30, 2024 and December 31, 2023, respectively. Total loans decreased $43.9 million, or 2.0%, to $2.17 billion at June 30, 2024, compared to $2.21 billion at December 31, 2023. The decrease in loans was primarily the result of lower demand and loan amortization. Given the high interest rate environment, we are emphasizing origination of high margin loans that promote long-term profitability and proactively exiting credit relationships that do not fit this strategy.

The table below sets forth the balance of loans outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	June 30, 2024		December 31, 2023
		Percentage of		Percentage of
	Amount	Total Loans	Amount	Total Loans
Construction and development	$177,840	8.2%	$190,371	8.6%
1-4 Family	414,756	19.1	413,786	18.7
Multifamily	104,269	4.8	105,946	4.8
Farmland	7,542	0.4	7,651	0.4
Commercial real estate
Owner-occupied	453,456	20.9	449,610	20.3
Nonowner-occupied	489,984	22.6	488,098	22.1
Total mortgage loans on real estate	1,647,847	76.0	1,655,462	74.9
Commercial and industrial	507,822	23.5	543,421	24.6
Consumer	11,090	0.5	11,736	0.5
Total loans	$2,166,759	100%	$2,210,619	100%

At June 30, 2024, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $961.3 million, a decrease of $31.8 million, or 3.2%, compared to $993.0 million at December 31, 2023. The decrease in the business lending portfolio is primarily driven by loan amortization partially offset by conversions of construction and development loans to owner-occupied loans upon completion of construction. We experienced a $1.9 million increase in nonowner-occupied loans primarily due to conversions of construction and development loans to nonowner-occupied loans upon completion of construction, partially offset by loan amortization. We experienced a $12.5 million decrease in construction and development loans primarily due to conversions to permanent loans upon completion of construction. Our variable-rate loans as a percentage of total loans increased to 30% at June 30, 2024 compared to 27% at December 31, 2023.

As discussed above, during the third quarter of 2023 we exited the consumer mortgage loan origination business. The consumer mortgage portfolio was approximately $252.3 million and $261.6 million at June 30, 2024 and December 31, 2023, respectively, substantially all of which is included in the 1-4 family category. The remaining loans in the 1-4 family category consisted primarily of second mortgages, home equity loans, home equity lines of credit, and business purpose loans secured by 1-4 family residential real estate.

The following table sets forth loans outstanding at June 30, 2024, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$135,340	$22,083	$6,781	$9,665	$3,971	$177,840
1-4 Family	65,495	85,335	30,386	19,109	214,431	414,756
Multifamily	8,681	81,042	12,835	516	1,195	104,269
Farmland	1,579	5,041	922	—	—	7,542
Commercial real estate
Owner-occupied	32,491	124,937	184,187	103,977	7,864	453,456
Nonowner-occupied	34,692	274,061	141,312	39,709	210	489,984
Total mortgage loans on real estate	278,278	592,499	376,423	172,976	227,671	1,647,847
Commercial and industrial	286,248	79,928	76,934	63,329	1,383	507,822
Consumer	3,308	6,277	1,132	283	90	11,090
Total loans	$567,834	$678,704	$454,489	$236,588	$229,144	$2,166,759

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2024 and December 31, 2023, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowings. Investment securities represented 13% of our total assets and totaled $355.1 million at June 30, 2024, a decrease of $27.3 million, or 7.1%, from $382.4 million at December 31, 2023. The decrease in investment securities at June 30, 2024 compared to December 31, 2023 was driven primarily by a $13.4 million decrease in residential mortgage-backed securities, a $4.9 million decrease in obligations of state and political subdivisions, and a $4.1 million decrease in obligations of the U.S. Treasury and U.S. government agencies and corporations. Due in large part to higher interest rates and market volatility, net unrealized losses in our AFS investment securities portfolio totaled $62.3 million at June 30, 2024 and $57.4 million at December 31, 2023. For additional information, see Note 3. Investment Securities.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	June 30, 2024		December 31, 2023
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$15,911	4.5%	$20,043	5.2%
Obligations of state and political subdivisions	29,991	8.4	34,866	9.1
Corporate bonds	25,128	7.1	26,356	6.9
Residential mortgage-backed securities	220,957	62.2	234,354	61.3
Commercial mortgage-backed securities	63,086	17.8	66,771	17.5
Total	$355,073	100%	$382,390	100%

The investment portfolio consists of AFS and HTM securities. We do not hold any investments classified as trading. We classify debt securities as HTM if management has the positive intent and ability to hold the securities to maturity. HTM debt securities are stated at amortized cost. Securities not classified as HTM are classified as AFS and are stated at fair value. As of June 30, 2024, AFS securities comprised 95% of our total investment securities.

Due to the nature of the investments, current market prices, and the current interest rate environment, we determined that the declines in the fair values of the AFS and HTM securities portfolio were not attributable to credit losses at June 30, 2024 and December 31, 2023. Accordingly, there was no adjustment made to the amortized cost basis. The carrying values of our AFS securities are adjusted for unrealized gains or losses not attributable to credit losses as valuation allowances, and any gains or losses are reported on an after-tax basis as a component of other comprehensive income (loss).

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at June 30, 2024 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$960	4.90%	$2,882	3.85%	$3,000	6.87%	$9,504	5.82%
Residential mortgage-backed securities	—	—	—	—	—	—	2,111	3.09
Available for sale:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	3,449	2.91	6,436	7.57	6,355	5.71	—	—
Obligations of state and political subdivisions	27	2.92	4,866	2.89	5,007	2.09	5,901	2.43
Corporate bonds	4,199	4.01	7,844	4.38	14,068	4.08	2,250	3.00
Residential mortgage-backed securities	—	—	—	—	4,776	2.85	261,719	2.27
Commercial mortgage-backed securities	26	4.20	5,225	4.28	1,720	2.56	65,086	3.60
	$8,661		$27,253		$34,926		$346,571

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at June 30, 2024 and December 31, 2023 (dollars in thousands).

	June 30, 2024		December 31, 2023
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$436,571	19.8%	$448,752	19.9%
Interest-bearing demand deposits	467,184	21.1	489,604	21.7
Money market deposits	177,191	8.0	179,366	8.0
Savings deposits	128,583	5.8	137,606	6.1
Brokered time deposits	249,354	11.3	269,102	11.9
Time deposits	751,319	34.0	731,297	32.4
Total deposits	$2,210,202	100%	$2,255,727	100%

Total deposits were $2.21 billion at June 30, 2024, a decrease of $45.5 million, or 2.0%, compared to $2.26 billion at December 31, 2023. Time deposits increased, and other deposit categories decreased. The decrease in deposits other than time deposits at June 30, 2024 compared to December 31, 2023 is primarily the result of customers drawing down on their existing deposit accounts. The increase in time deposits at June 30, 2024 compared to December 31, 2023 is primarily due organic growth resulting from a deposit campaign. Brokered time deposits decreased to $249.4 million at June 30, 2024 from $269.1 million at December 31, 2023 primarily due to scheduled maturities as part of our laddering strategy. We utilize brokered time deposits, entirely in denominations of less than $250,000, to secure fixed cost funding and reduce short-term borrowings. At June 30, 2024, the balance of brokered time deposits remained below 10% of total assets, and the remaining weighted average duration was approximately 11 months with a weighted average rate of 5.19%.

Borrowings

At June 30, 2024, total borrowings include securities sold under agreements to repurchase, FHLB advances, borrowings under the BTFP, subordinated debt issued in 2019 and 2022, and junior subordinated debentures assumed through acquisitions.

We had $7.4 million of securities sold under agreements to repurchase at June 30, 2024 and $8.6 million at December 31, 2023. Our advances from the FHLB were $23.5 million at June 30, 2024 and December 31, 2023. Based on original maturities, at June 30, 2024 and December 31, 2023, all of our $23.5 million of FHLB advances were long-term. FHLB advances are used to fund new loan and investment activity that is not funded by deposits or other borrowings.

On March 12, 2023, the Federal Reserve established the BTFP. The BTFP is a one-year program which provides additional liquidity through borrowings for a term of up to one year secured by the pledging of certain qualifying securities and other assets valued at par. Beginning in the second quarter of 2023, we utilized the BTFP to secure fixed rate funding for a one-year term and reduce short-term FHLB advances, which are priced daily. We utilized this source of funding due to its lower rate and the ability to prepay the obligations without penalty. The rates on the borrowings under the BTFP are fixed for one year from the day each borrowing is made. During the fourth quarter of 2023 and again in the first quarter of 2024, we refinanced all of our borrowings under the BTFP with new loans under the BTFP with a one-year term due to more favorable rates. At June 30, 2024, outstanding borrowings under the BTFP were $229.0 million with a weighted average rate of 4.76% compared to $212.5 million at December 31, 2023 with a weighted average rate of 4.83%. The BTFP ceased making new loans as scheduled on March 11, 2024.

Typically, the main source of our short-term borrowings are advances from the FHLB. The rate charged for these advances is directly tied to the Federal Reserve’s federal funds target rate. As previously discussed, the Federal Reserve raised the federal funds target rate multiple times in 2022 and 2023. As of June 30, 2024, the federal funds target rate was 5.25% to 5.50%.

The average balances and cost of short-term borrowings for the six months ended June 30, 2024 and 2023 are summarized in the table below (dollars in thousands).

	Average Balances		Average Balances		Cost of Short-term Borrowings		Cost of Short-term Borrowings
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Federal funds purchased and short-term FHLB advances	$11,189	$199,898	$5,704	$250,186	5.54%	5.13%	5.53%	4.93%
Borrowings under BTFP	229,000	79,719	229,695	40,079	4.76	5.10	4.78	5.10
Securities sold under agreements to repurchase	8,000	2,034	7,108	1,023	0.74	0.14	0.47	0.14
Total short-term borrowings	$248,189	$281,651	$242,507	$291,288	4.68%	5.09%	4.67%	4.94%

The carrying value of the subordinated debt was $36.5 million and $44.3 million at June 30, 2024 and December 31, 2023, respectively. During the first quarter of 2024, we repurchased $1.0 million in principal amount of the 2032 Notes. During the second quarter of 2024, we repurchased $5.0 million in principal amount of the 2029 Notes and $2.0 million in principal amount of the 2032 Notes. The $8.7 million and $8.6 million in junior subordinated debt at June 30, 2024 and December 31, 2023, respectively, represent the junior subordinated debentures that we assumed through acquisitions.

For a description of the 2032 Notes and 2029 Notes, see our Annual Report, Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion and Analysis of Financial Condition – Borrowings – 2032 Notes and 2029 Notes” and Note 10 to the financial statements included in such report.

Stockholders’ Equity

Stockholders’ equity was $230.2 million at June 30, 2024, an increase of $3.4 million compared to December 31, 2023. The increase is primarily attributable to $8.8 million of net income for the six months ended June 30, 2024, partially offset by a $3.9 million increase in accumulated other comprehensive loss due to a decrease in the fair value of the Bank’s AFS securities portfolio and payments of $2.0 million in dividends and $0.3 million for share repurchases.

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

The primary factors affecting net interest margin are changes in interest rates, competition, and the shape of the interest rate yield curve. The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the federal funds target rate three times during the first six months of 2023, from 4.25% to 4.50%, to 5.00% to 5.25%. During the first six months of 2024, the federal funds target rate was 5.25% to 5.50%, with no changes. For additional discussion, see Certain Events That Affect Period-over-Period Comparability – Changing Inflation and Interest Rates.

Three months ended June 30, 2024 vs. three months ended June 30, 2023. Net interest income decreased 6.5% to $17.2 million for the three months ended June 30, 2024 compared to $18.4 million for the same period in 2023. The decrease is primarily due to an increase in the rates paid on deposits and an increase in average balance of time deposits and brokered time deposits, partially offset primarily by an increase in the yield earned on and the average balance of loans and a lower average balance of, and a decrease in rates paid on, short-term borrowings. Average time deposits increased $47.6 million primarily due to organic growth and customer funds migrating from other deposit categories due to higher rates offered, which resulted in a $2.7 million increase in interest expense compared to the same period in 2023. Average brokered time deposits were $241.8 million during the three months ended June 30, 2024 compared to $151.4 million during the three months ended June 30, 2023, which resulted in a $1.3 million increase in interest expense compared to the same period in 2023. Average interest-bearing demand deposits decreased $24.4 million, but increases in rates led to a $1.1 million increase in interest expense compared to the same period in 2023. Average noninterest-bearing deposits decreased $64.2 million. Average loans increased $68.0 million primarily due to the purchase of commercial and industrial revolving lines of credit in the second half of 2023, partially offset by loan amortization, which, in addition to higher loan yields, resulted in a $3.6 million increase in interest income compared to the same period in 2023. Average short-term borrowings decreased $33.5 million, as we reduced our FHLB advances. The lower average balance of, and a decrease in rates paid on, short-term borrowings resulted in a $0.7 million decrease in interest expense compared to the same period in 2023. Our yield on interest-earning assets increased as did our rate paid on interest-bearing liabilities primarily as a result of the overall increase in prevailing interest rates.

Interest income was $35.8 million for the three months ended June 30, 2024, compared to $32.4 million for the same period in 2023. Loan interest income made up substantially all of our interest income for the three months ended June 30, 2024 and 2023, although interest on investment securities contributed 8.3% of interest income during the second quarter of 2024 compared to 10.4% during the second quarter of 2023. Of the $3.4 million increase in interest income, an increase of $2.6 million can be attributed to an increase in the yield earned on interest-earning assets, and an increase in interest income of $0.8 million can be attributed to the change in the volume of interest-earnings assets. The overall yield on interest-earning assets was 5.45% and 4.98% for the three months ended June 30, 2024 and 2023, respectively. The loan portfolio yielded 5.96% and 5.44% for the three months ended June 30, 2024 and June 30, 2023, respectively, while the yield on the investment portfolio was 2.81% for the three months ended June 30, 2024 compared to 2.84% for the three months ended June 30, 2023. The increase in the overall yield on interest-earning assets compared to the quarter ended June 30, 2023 was primarily driven by a 52 basis point increase in the yield on the loan portfolio, partially offset by a three basis point decrease in the yield on the investment securities portfolio.

Interest expense was $18.6 million for the three months ended June 30, 2024, an increase of $4.6 million compared to interest expense of $14.0 million for the three months ended June 30, 2023. An increase of $3.6 million resulted from the increase in the cost of interest-bearing liabilities, primarily time deposits and interest-bearing demand deposits. An increase in interest expense of $0.9 million resulted from an increase in volume of interest-bearing liabilities, primarily brokered time deposits. We utilized shorter term brokered time deposits, which were laddered to provide flexibility, to fund a portion of the purchase of commercial and industrial revolving lines of credit in the second half of 2023. Average interest-bearing liabilities increased $76.8 million for the three months ended June 30, 2024 compared to the same period in 2023, as average interest-bearing deposits increased by $115.5 million. As discussed above, average short-term borrowings decreased by $33.5 million. Average long-term borrowings decreased by $5.2 million due to our repurchases of our subordinated debt during the first half of 2024. We offered higher rates on our interest-bearing products during the second quarter of 2024 compared to the second quarter of 2023, due to higher prevailing market interest rates and in order to remain competitive in our markets. The cost of deposits increased 107 basis points to 3.38% for the three months ended June 30, 2024 compared to 2.31% for the three months ended June 30, 2023 as a result of increases in both the average balance of, and rates paid for, time deposits and brokered time deposits, and an increase in rates paid for interest-bearing demand deposits. The cost of interest-bearing liabilities increased 79 basis points to 3.58% for the three months ended June 30, 2024 compared to 2.79% for the same period in 2023, primarily due to an increase in the cost and higher average balance of deposits, partially offset by a lower average balance of, and rates paid on, short-term borrowings.

Net interest margin was 2.62% for the three months ended June 30, 2024, a decrease of 20 basis points from 2.82% for the three months ended June 30, 2023. The decrease in net interest margin was primarily driven by a 79 basis point increase in the cost of interest-bearing liabilities partially offset by a 47 basis point increase in the yield on interest-earning assets.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended June 30, 2024 and 2023. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended June 30,
	2024			2023
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$2,168,762	$32,161	5.96%	$2,100,751	$28,513	5.44%
Securities:
Taxable	403,391	2,766	2.76	460,765	3,262	2.84
Tax-exempt	23,558	214	3.66	17,235	119	2.77
Interest-earning balances with banks	47,521	649	5.50	32,421	502	6.22
Total interest-earning assets	2,643,232	35,790	5.45	2,611,172	32,396	4.98
Cash and due from banks	25,974			30,326
Intangible assets	42,082			42,777
Other assets	91,439			94,467
Allowance for credit losses	(28,935)			(30,571)
Total assets	$2,773,792			$2,748,171
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$658,594	$3,083	1.88%	$683,016	$2,013	1.18%
Savings deposits	128,957	342	1.07	127,028	22	0.07
Brokered time deposits	241,777	3,126	5.20	151,370	1,870	4.95
Time deposits	741,657	8,314	4.51	694,092	5,629	3.25
Total interest-bearing deposits	1,770,985	14,865	3.38	1,655,506	9,534	2.31
Short-term borrowings(2)	248,189	2,886	4.68	281,651	3,572	5.09
Long-term debt	71,122	841	4.76	76,325	903	4.74
Total interest-bearing liabilities	2,090,296	18,592	3.58	2,013,482	14,009	2.79
Noninterest-bearing deposits	425,964			490,123
Other liabilities	29,995			23,038
Stockholders’ equity	227,537			221,528
Total liabilities and stockholders’ equity	$2,773,792			$2,748,171
Net interest income/net interest margin		$17,198	2.62%		$18,387	2.82%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Three months ended June 30, 2024 vs.
	Three months ended June 30, 2023
	Volume	Rate	Net(1)
Interest income:
Loans	$923	$2,725	$3,648
Securities:
Taxable	(406)	(91)	(497)
Tax-exempt	44	52	96
Interest-earning balances with banks	234	(87)	147
Total interest-earning assets	795	2,599	3,394
Interest expense:
Interest-bearing demand deposits	(72)	1,142	1,070
Savings deposits	—	320	320
Brokered time deposits	1,117	139	1,256
Time deposits	386	2,299	2,685
Short-term borrowings	(424)	(262)	(686)
Long-term debt	(62)	—	(62)
Total interest-bearing liabilities	945	3,638	4,583
Change in net interest income	$(150)	$(1,039)	$(1,189)

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

Six months ended June 30, 2024 vs. six months ended June 30, 2023. Net interest income decreased 10.8% to $34.4 million for the six months ended June 30, 2024 compared to $38.6 million for the same period in 2023. The decrease is primarily due to an increase in the rates paid on deposits and an increase in the average balance of time deposits and brokered time deposits, partially offset primarily by an increase in the yield earned on and the average balance of loans and a lower average balance of short-term borrowings. Average time deposits increased $86.6 million primarily due to organic growth and customer funds migrating from other deposit categories due to higher rates offered, which resulted in a $6.9 million increase in interest expense compared to the same period in 2023. Average brokered time deposits were $248.7 million during the six months ended June 30, 2024 compared to $109.5 million during the six months ended June 30, 2023, which resulted in a $3.8 million increase in interest expense compared to the same period in 2023. Average interest-bearing demand deposits decreased $39.8 million, but increases in rates led to a $2.6 million increase in interest expense compared to the same period in 2023. Average noninterest-bearing deposits decreased $93.1 million. Average loans increased $79.8 million primarily due to the purchase of commercial and industrial revolving lines of credit in the second half of 2023, partially offset by loan amortization, which, in addition to higher loan yields, resulted in an $8.4 million increase in interest income compared to the same period in 2023. Average short-term borrowings decreased $48.8 million, as we reduced our FHLB advances. The lower average balance of and a decrease in rates paid on short-term borrowings resulted in a $1.5 million decrease in interest expense compared to the same period in 2023. Our yield on interest-earning assets increased as did our rate paid on interest-bearing liabilities primarily as a result of the overall increase in prevailing interest rates.

Interest income was $71.5 million for the six months ended June 30, 2024, compared to $63.4 million for the same period in 2023. Loan interest income made up substantially all of our interest income for the six months ended June 30, 2024 and 2023, although interest on investment securities contributed 8.4% of interest income during the six months ended June 30, 2024, compared to 10.4% during the same period in 2023. Of the $8.1 million increase in interest income, an increase of $6.4 million can be attributed to an increase in the yield earned on interest-earning assets, and an increase in interest income of $1.7 million can be attributed to the change in the volume of interest-earnings assets. The overall yield on interest-earning assets was 5.41% and 4.89% for the six months ended June 30, 2024 and 2023, respectively. The loan portfolio yielded 5.93% and 5.36% for the six months ended June 30, 2024 and June 30, 2023, respectively, while the yield on the investment portfolio was 2.81% for the six months ended June 30, 2024 compared to 2.78% for the six months ended June 30, 2023. The increase in the overall yield on interest-earning assets compared to the quarter ended June 30, 2023 was primarily driven by a 57 basis point increase in the yield on the loan portfolio and a three basis point increase in the yield on the investment securities portfolio.

Interest expense was $37.1 million for the six months ended June 30, 2024, an increase of $12.3 million compared to interest expense of $24.8 million for the six months ended June 30, 2023. An increase of $9.4 million resulted from the increase in the cost of interest-bearing liabilities, primarily time deposits and interest-bearing demand deposits. An increase in interest expense of $2.9 million resulted from an increase in volume of interest-bearing liabilities, primarily brokered time deposits and time deposits. We utilized shorter term brokered time deposits, which were laddered to provide flexibility, to fund a portion of the purchase of commercial and industrial revolving lines of credit in the second half of 2023. Average interest-bearing liabilities increased $117.0 million for the six months ended June 30, 2024 compared to the same period in 2023, as average interest-bearing deposits increased by $181.4 million. As discussed above, average short-term borrowings decreased by $48.8 million. Average long-term borrowings decreased by $15.7 million. We offered higher rates on our interest-bearing products during the first half of 2024 compared to the first half of 2023 due to higher prevailing market interest rates and in order to remain competitive in our markets. The cost of deposits increased 136 basis points to 3.34% for the six months ended June 30, 2024 compared to 1.98% for the six months ended June 30, 2023 primarily as a result of increases in both the average balance of, and rates paid for, time deposits and brokered time deposits, and an increase in rates paid for interest-bearing demand deposits. The cost of interest-bearing liabilities increased 102 basis points to 3.54% for the six months ended June 30, 2024 compared to 2.52% for the same period in 2023, primarily due to an increase in the cost and higher average balance of deposits, partially offset by a lower average balance of and cost of short-term borrowings.

Net interest margin was 2.61% for the six months ended June 30, 2024, a decrease of 37 basis points from 2.98% for the six months ended June 30, 2023. The decrease in net interest margin was primarily driven by a 102 basis point increase in the cost of interest-bearing liabilities partially offset by a 52 basis point increase in the yield on interest-earning assets.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the six months ended June 30, 2024 and 2023. Averages presented in the table below are daily averages (dollars in thousands).

	Six months ended June 30,
	2024			2023
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$2,182,129	$64,296	5.93%	$2,102,361	$55,872	5.36%
Securities:
Taxable	407,076	5,583	2.76	459,937	6,347	2.78
Tax-exempt	25,260	452	3.60	16,867	224	2.68
Interest-earning balances with banks	41,927	1,181	5.67	33,958	930	5.52
Total interest-earning assets	2,656,392	71,512	5.41	2,613,123	63,373	4.89
Cash and due from banks	26,111			30,838
Intangible assets	42,162			42,888
Other assets	92,875			85,630
Allowance for credit losses	(29,548)			(30,448)
Total assets	$2,787,992			$2,742,031
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$669,571	$6,249	1.88%	$709,403	$3,607	1.03%
Savings deposits	131,905	681	1.04	136,508	38	0.06
Brokered time deposits	248,735	6,440	5.21	109,462	2,643	4.87
Time deposits	738,066	16,340	4.45	651,483	9,467	2.93
Total interest-bearing deposits	1,788,277	29,710	3.34	1,606,856	15,755	1.98
Short-term borrowings(2)	242,507	5,631	4.67	291,288	7,134	4.94
Long-term debt	73,737	1,757	4.79	89,392	1,924	4.34
Total interest-bearing liabilities	2,104,521	37,098	3.54	1,987,536	24,813	2.52
Noninterest-bearing deposits	427,049			520,146
Other liabilities	28,308			13,735
Stockholders’ equity	228,114			220,614
Total liabilities and stockholders’ equity	$2,787,992			$2,742,031
Net interest income/net interest margin		$34,414	2.61%		$38,560	2.98%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Six months ended June 30, 2024 vs.
	Six months ended June 30, 2023
	Volume	Rate	Net(1)
Interest income:
Loans	$2,120	$6,304	$8,424
Securities:
Taxable	(729)	(35)	(764)
Tax-exempt	111	117	228
Interest-earning balances with banks	218	33	251
Total interest-earning assets	1,720	6,419	8,139
Interest expense:
Interest-bearing demand deposits	(203)	2,845	2,642
Savings deposits	(1)	644	643
Brokered time deposits	3,364	433	3,797
Time deposits	1,258	5,615	6,873
Short-term borrowings	(1,195)	(308)	(1,503)
Long-term debt	(337)	170	(167)
Total interest-bearing liabilities	2,886	9,399	12,285
Change in net interest income	$(1,166)	$(2,980)	$(4,146)

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

Noninterest Income

Noninterest income includes, among other things, service charges on deposit accounts, losses on call or sale of investment securities, gains and losses on sales or dispositions of fixed assets, gains and losses on other real estate owned, gains on sale of loans, interchange fees, income from BOLI, and changes in the fair value of equity securities. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.

Three months ended June 30, 2024 vs. three months ended June 30, 2023. Total noninterest income increased $0.7 million, or 32.9%, to $2.8 million for the three months ended June 30, 2024 compared to $2.1 million for the three months ended June 30, 2023. The increase in noninterest income is primarily attributable to a $0.7 million increase in gain on sale of other real estate owned, a $0.1 million increase in income from BOLI, and a $0.1 million increase in other operating income, partially offset by a $0.4 million increase in loss on call or sale of investment securities. The increase in the gain on sale of other real estate owned resulted primarily from the sale of a property during the second quarter of 2024 related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. The increase in other operating income is primarily attributable to a $0.2 million increase in derivative fee income, partially offset by a $0.1 million decrease in the change in the net asset value of other investments.

Six months ended June 30, 2024 vs. six months ended June 30, 2023. Total noninterest income increased $2.4 million, or 74.8%, to $5.5 million for the six months ended June 30, 2024 compared to $3.1 million for the six months ended June 30, 2023. The increase in noninterest income is primarily attributable to a $1.3 million increase in gain on sale or disposition of fixed assets, a $0.8 million increase in the gain on sale of other real estate owned, a $0.2 million increase in the change in fair value of equity securities, a $0.2 million increase in income from BOLI, and a $0.2 million increase in other operating income, partially offset by a $0.4 million loss on call or sale of investment securities. During the six months ended June 30, 2024, there was a gain on sale or disposition of fixed assets of $0.4 million resulting from the closure of one branch in the Alabama market compared to a loss on sale or disposition of fixed assets of $0.9 million as a result of the sale of the Alice and Victoria, Texas branches during the six months ended June 30, 2023. The increase in the gain on sale of other real estate owned resulted primarily from the sale of a property during the second quarter of 2024 related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. The increase in other operating income is primarily attributable to a $0.3 million increase in derivative fee income, partially offset by a $0.1 million decrease in distributions from other investments.

Noninterest Expense

Three months ended June 30, 2024 vs. three months ended June 30, 2023. Total noninterest expense was $15.5 million for the three months ended June 30, 2024, an increase of $0.2 million, or 1.5%, compared to the same period in 2023. The increase was primarily driven by a $0.2 million increase in salaries and employee benefits, a $0.1 million increase in data processing, a $0.1 million increase in professional fees, and a $0.2 million increase in other operating expense, partially offset by a $0.3 million gain on early extinguishment of subordinated debt and a $0.1 million decrease in depreciation and amortization. The increase in salaries and employee benefits is primarily due to increases in salaries expense and deferred compensation expense, partially offset by a decrease in health insurance claims. The gain on early extinguishment of subordinated debt is due to the repurchase of $5.0 million in principal amount of our 2029 Notes and $2.0 million in principal amount of our 2032 Notes during the second quarter of 2024. The decrease in depreciation and amortization is primarily due to the closure of one branch location in the first quarter of 2024. The increase in other operating expense resulted primarily from a $0.1 million increase in bank shares tax and a $0.1 million increase in collection and repossession expenses, partially offset by a $0.1 million decrease in FDIC assessments.

Six months ended June 30, 2024 vs. six months ended June 30, 2023. Total noninterest expense was $30.8 million for the six months ended June 30, 2024, a decrease of $0.6 million, or 2.0%, compared to the same period in 2023. The decrease was primarily driven by $0.7 million in expenses as a result of the sale of the Alice and Victoria, Texas branches recorded during the six months ended June 30, 2023. As a result of the sale of the Alice and Victoria, Texas branches, we recorded $0.4 million of occupancy expense to terminate the remaining contractually obligated lease payments, $0.1 million of salaries and employee benefits for severance, $0.1 million of professional fees for legal and consulting services, and $0.1 million of depreciation and amortization to accelerate the amortization of the remaining core deposit intangible. The remaining increase of $0.1 million was primarily attributable to a $0.3 million increase in salaries and employee benefits, a $0.1 million increase in data processing and a $0.4 million increase in other operating expenses, partially offset by a $0.5 million gain on early extinguishment of subordinated debt recorded during the six months ended June 30, 2024 and a $0.3 million decrease in depreciation and amortization. The decrease in depreciation and amortization is primarily due to the sales of the Alice and Victoria, Texas branches in the first quarter of 2023 and the closure of one branch location in the first quarter of 2024. The increase in other operating expense resulted from a $0.2 million increase in write-down of other real estate owned primarily related to a former branch location, a $0.2 million increase in other real estate expenses, and a $0.1 million increase in FDIC assessments, partially offset by a $0.1 million decrease in collection and repossession expenses.

Income Tax Expense

Income tax expense for the three months ended June 30, 2024 and 2023 was $0.8 million and $1.5 million, respectively. The effective tax rate for the three months ended June 30, 2024 and 2023 was 17.0% and 18.7%, respectively. Income tax expense for the six months ended June 30, 2024 and 2023 was $2.2 million and $2.4 million, respectively. The effective tax rate for the six months ended June 30, 2024 and 2023 was 20.1% and 18.7%, respectively. During the first quarter of 2024, we surrendered approximately $8.4 million of BOLI contracts and reinvested the proceeds in higher yielding policies, which resulted in $0.3 million of income tax expense. The restructuring had an expected earn-back period of just over one year.

For the six months ended June 30, 2024, the effective tax rate differed from the statutory tax rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI, partially offset by the surrender of BOLI contracts. For the three months ended June 30, 2024 and the three and six months ended June 30, 2023, the effective tax rate differed from the statutory tax rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI.

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

At June 30, 2024 and December 31, 2023, there were no loans classified as loss, while there were $0.1 million and no loans, respectively, classified as doubtful, $23.2 million and $12.0 million, respectively, of loans classified as substandard, and $9.8 million and $10.8 million, respectively, of loans classified as special mention. The increase in loans classified as substandard is primarily due to one loan relationship in which $12.7 million of construction and development and commercial real estate loans were downgraded and are still accruing.

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

Allowance for Credit Losses. Effective January 1, 2023, we adopted ASU 2016-13, which uses the CECL accounting methodology for the allowance for credit losses. Upon adoption, we recorded a one-time, cumulative effect adjustment to increase the allowance for credit losses by $5.9 million. The allowance for credit losses was $28.6 million and $30.5 million at June 30, 2024 and December 31, 2023, respectively. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired and be adjusted each period through a provision for credit losses for changes in the expected lifetime credit losses. Refer to Note 1. Summary of Significant Accounting Policies – Accounting Standards Adopted in 2023 in the Annual Report for information regarding our adoption of ASU 2016-13.

We maintain a separate allowance for credit losses on unfunded loan commitments, which is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The allowance for credit losses is generally increased by the provision for credit losses and decreased by charge-offs, net of recoveries. The negative provision for credit losses for the three months ended June 30, 2024 was primarily due to a decrease in total loans and aging of existing loans. The negative provision for credit losses for the six months ended June 30, 2024 was primarily due to a decrease in total loans, aging of existing loans, and, to a lesser extent, the completion of our annual CECL allowance model recalibration, which resulted in lower historical loss rates. The negative provision for credit losses for the three and six months ended June 30, 2023 was primarily attributable to recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

During the first quarter of 2024, we completed our annual model recalibration process. Our annual review includes peer group analysis, updates to our probability of default and loss-given default models, including prepayment and curtailment assumptions, and qualitative factor scorecard ranges, as needed. The changes resulting from the model recalibration reduced the allowance for credit loss by approximately $0.5 million.

The following table presents the allocation of the allowance for credit losses by loan category and the percentage of loans in each loan category to total loans as of the dates indicated (dollars in thousands).

	June 30, 2024		December 31, 2023
	Allowance for Credit Losses	% of Loans in each Category to Total Loans	Allowance for Credit Losses	% of Loans in each Category to Total Loans
Mortgage loans on real estate:
Construction and development	$1,492	8.2%	$2,471	8.6%
1-4 Family	5,741	19.1	9,129	18.7
Multifamily	1,518	4.8	1,124	4.8
Farmland	9	0.4	2	0.4
Commercial real estate	12,230	43.5	10,691	42.4
Commercial and industrial	7,529	23.5	6,920	24.6
Consumer	101	0.5	203	0.5
Total	$28,620	100%	$30,540	100%

The following table presents the amount of the allowance for credit losses allocated to each loan category as a percentage of total loans as of the dates indicated.

	June 30, 2024	December 31, 2023
Mortgage loans on real estate:
Construction and development	0.07%	0.11%
1-4 Family	0.26	0.41
Multifamily	0.07	0.05
Farmland	—	—
Commercial real estate	0.56	0.49
Commercial and industrial	0.35	0.31
Consumer	0.01	0.01
Total	1.32%	1.38%

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

The table below reflects the activity in the allowance for credit losses and key ratios for the periods indicated (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Allowance at beginning of period	$29,114	$30,521	$30,540	$24,364
ASU 2016-13 adoption impact	—	—	—	5,865
Provision for credit losses on loans(1)	(298)	(2,833)	(1,709)	(2,277)
Net (charge-offs) recoveries	(196)	2,356	(211)	2,092
Allowance at end of period	$28,620	$30,044	$28,620	$30,044
Total loans - period end	2,166,759	2,084,863	2,166,759	2,084,863
Nonaccrual loans - period end	4,912	6,994	4,912	6,994

Key ratios:
Allowance for credit losses to total loans - period end	1.32%	1.44%	1.32%	1.44%
Allowance for credit losses to nonaccrual loans - period end	582.7%	429.6%	582.7%	429.6%
Nonaccrual loans to total loans - period end	0.23%	0.34%	0.23%	0.34%

(1) For the three months ended June 30, 2024, the $0.4 million negative provision for credit losses on the consolidated statement of income includes a $0.3 million negative provision for loan losses and a $0.1 million negative provision for unfunded loan commitments. For the six months ended June 30, 2024, the $1.8 million negative provision for credit losses on the consolidated statement of income includes a $1.7 million negative provision for loan losses and a $0.1 million negative provision for unfunded loan commitments. For the three months ended June 30, 2023, the $2.8 million negative provision for credit losses on the consolidated statement of income includes a $2.8 million negative provision for loan losses and a $7,000 negative provision for unfunded loan commitments. For the six months ended June 30, 2023, the $2.5 million negative provision for credit losses on the consolidated statement of income includes a $2.3 million negative provision for loan losses and a $0.2 million negative provision for unfunded loan commitments.

The allowance for credit losses to total loans decreased to 1.32% at June 30, 2024 compared to 1.44% at June 30, 2023, and the allowance for credit losses to nonaccrual loans ratio increased to 582.7% at June 30, 2024 compared to 429.6% at June 30, 2023. The decrease in the allowance for credit losses to total loans compared to June 30, 2023 is primarily due to an improvement in economic forecasts and loan portfolio composition, and, to a lesser extent, the completion of our annual CECL allowance model recalibration, which resulted in lower historical loss rates. The increase in allowance for credit losses to nonaccrual loans compared to June 30, 2023 is primarily due to a decrease in nonaccrual loans. Nonaccrual loans were $4.9 million, or 0.23% of total loans, at June 30, 2024, a decrease of $2.1 million compared to $7.0 million, or 0.34% of total loans, at June 30, 2023. The decrease in nonaccrual loans is primarily due to paydowns.

The following table presents the allocation of net (charge-offs) recoveries by loan category for the periods indicated (dollars in thousands).

	Three months ended June 30,
	2024			2023
	Net (Charge-offs) Recoveries	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans
Mortgage loans on real estate:
Construction and development	$(140)	$175,088	0.08%	$1	$207,825	(0.00)%
1-4 Family	(103)	411,912	0.03	6	409,077	(0.00)
Multifamily	—	103,731	—	—	80,478	—
Farmland	—	7,919	—	—	9,422	—
Commercial real estate	—	953,441	—	2,104	966,283	(0.22)
Commercial and industrial	58	505,231	(0.01)	316	415,252	(0.08)
Consumer	(11)	11,440	0.10	(71)	12,414	0.57
Total	$(196)	$2,168,762	0.01%	$2,356	$2,100,751	(0.11)%

	Six months ended June 30,
	2024			2023
	Net (Charge-offs) Recoveries	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans
Mortgage loans on real estate:
Construction and development	$(131)	$177,459	0.07%	$43	$203,213	(0.02)%
1-4 Family	(98)	411,484	0.02	(31)	405,760	0.01
Multifamily	—	104,560	—	—	80,507	—
Farmland	36	7,745	(0.46)	—	10,274	—
Commercial real estate	—	950,690	—	2,207	967,966	(0.23)
Commercial and industrial	23	518,655	(0.00)	5	421,991	(0.00)
Consumer	(41)	11,536	0.36	(132)	12,650	1.04
Total	$(211)	$2,182,129	0.01%	$2,092	$2,102,361	(0.10)%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses on loans. Net charge-offs include recoveries of amounts previously charged off. For the three and six months ended June 30, 2024, net charge-offs were $0.2 million, or 0.01%, of the average loan balance for the periods. Net charge-offs during the three and six months ended June 30, 2024 were primarily attributable to construction and development and 1-4 family loans. Net recoveries for the three and six months ended June 30, 2023 were $2.4 million and $2.1 million, or 0.11% and 0.10%, respectively, of the average loan balance for the periods. Net recoveries during the three and six months ended June 30, 2023 were primarily attributable to recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

Management believes the allowance for credit losses at June 30, 2024 is sufficient to provide adequate protection against losses in our portfolio. However, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to higher inflation and interest rates than anticipated, other unanticipated adverse changes in the economy, unanticipated effects of the current geopolitical and domestic political conflicts, a resurgence of COVID-19, or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

Nonperforming Assets. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal and interest is delinquent for 90 days or more. Additionally, management may elect to continue the accrual when the estimated net available value of collateral is sufficient to cover the principal balance and accrued interest. It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period of repayment performance by the borrower. Nonperforming loans were $5.0 million, or 0.23% of total loans, at June 30, 2024, a decrease of $0.8 million compared to $5.8 million, or 0.26% of total loans, at December 31, 2023. The decrease in nonperforming loans compared to December 31, 2023 is mainly attributable to paydowns.

Loan Modifications to Borrowers Experiencing Financial Difficulty. Occasionally, we modify loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the six months ended June 30, 2024 and 2023, we did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at fair value at the time of foreclosure, less estimated selling cost. Losses arising at the time of foreclosure of properties are charged to the allowance for credit losses. During the six months ended June 30, 2024, we recorded a $0.2 million write-down of other real estate owned primarily related to a former branch location based on a third-party appraisal. Other real estate owned with a cost basis of $1.1 million was sold during the three and six months ended June 30, 2024 resulting in a gain of $0.7 million for the periods. For the six months ended June 30, 2023, additions to other real estate owned were $3.8 million, which were primarily driven by transfers of properties related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. During the six months ended June 30, 2023, we closed one branch and transferred the associated land and building from bank premises and equipment to other real estate owned, as we did not intend to use the property for banking operations. Other real estate owned with a cost basis of $0.5 million and $1.5 million was sold during the three and six months ended June 30, 2023, respectively, resulting in a gain of $5,000 and a loss of $0.1 million, respectively, for the periods. At June 30, 2024, approximately $1.7 million of loans secured by 1-4 family residential property were in the process of foreclosure.

The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	June 30, 2024	December 31, 2023
1-4 Family	$188	$—
Commercial real estate	3,069	4,323
Commercial and industrial	115	115
Total other real estate owned	$3,372	$4,438

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Six months ended June 30,
	2024	2023
Balance, beginning of period	$4,438	$682
Additions	230	3,814
Transfers from bank premises and equipment	—	1,100
Sales of other real estate owned	(1,063)	(1,459)
Write-downs	(233)	—
Balance, end of period	$3,372	$4,137

Impact of Inflation. Inflation reached a near 40-year high in late 2021 primarily due to effects of the COVID-19 pandemic, and continued rising through June 2022. Since June 2022, the rate of inflation has generally declined; however, it has remained above the Federal Reserve’s target inflation rate of two percent through August 1, 2024. In response to higher inflation, the Federal Reserve increased the federal funds target rate during 2022 and 2023 as discussed in Certain Events That Affect Year-over-Year Comparability – Changing Inflation and Interest Rates, which generally increased the amount we earn on our interest-earning assets but also increased the amount we pay on our interest-bearing liabilities as discussed throughout this report. We believe that higher rates resulting from inflation and related factors led to constrained loan demand during 2023 and through June 30, 2024. When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, if the rate of inflation accelerates in the future, this could impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for credit losses resulting from a possible increased default rate. Inflation and related higher rates have led and may continue to lead to lower loan re-financings. Inflation has also increased and may continue to increase the costs of goods and services we purchase, including the costs of salaries and benefits. The Federal Reserve has not changed the federal funds target rate during 2024, through August 1, 2024. Many economists expect the Federal Reserve to decrease the federal funds target rate one or more times during the remainder of 2024. For additional information, see Interest Rate Risk below, and Part I. Item 1A. “Risk Factors – Risks Related to our Business – Increasing and high interest rates in 2022 and 2023 caused interest expense on both deposits and borrowings to increase significantly in 2023; further increases in interest rates could continue to have an adverse effect on our profitability” and “– Inflation and rising prices may continue to adversely affect our results of operations and financial condition,” in our Annual Report.

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

Net interest income simulation is the Bank’s primary tool for benchmarking near term earnings exposure. Given the ALCO’s objective to understand the potential risk/volatility embedded within the current mix of assets and liabilities, standard rate scenario simulations assume total assets remain static (i.e., no growth). The Bank may also use a standard gap report in its interest rate risk management process. The primary use for the gap report is to provide supporting detailed information to the ALCO’s discussion.

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At June 30, 2024, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of June 30, 2024
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income(1)
+300	(11.8)%
+200	(8.4)%
+100	(3.9)%
-100	4.3%
-200	8.6%
-300	12.0%

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At June 30, 2024 and December 31, 2023,63% and 64% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. At June 30, 2024, 95% of our investment securities portfolio was classified as AFS, and we had gross unrealized losses in our AFS investment securities portfolio of $62.6 million and gross unrealized gains of $0.2 million. The sale of securities in a loss position would cause us to record a loss on sale of investment securities in noninterest income in the period during which the securities were sold. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances and borrowings under the BTFP, which impacts their liquidity. At June 30, 2024, securities with a carrying value of $229.3 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $296.2 million in pledged securities at December 31, 2023.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2024 and December 31, 2023, the balance of our outstanding advances with the FHLB was $23.5 million, all long-term advances. The total amount of the remaining credit available to us from the FHLB at June 30, 2024 was $760.8 million. At June 30, 2024, our FHLB borrowings were collateralized by a blanket pledge of certain loans totaling approximately $974.7 million.

Beginning in March 2023, we became eligible to borrow from the BTFP, which provides additional liquidity through borrowings secured by the pledging of certain qualifying securities and other assets valued at par. The BTFP is a one-year program which ended on March 11, 2024, and which allowed us to borrow at any time during the term and repay the obligation at any time without penalty. Beginning in the second quarter of 2023, we utilized the BTFP to secure fixed rate funding for a one-year term and reduce short-term FHLB advances, which are priced daily. During the fourth quarter of 2023 and again in the first quarter of 2024, we refinanced all of our borrowings under the BTFP with new borrowings under the BTFP with a one-year term due to more favorable rates. At June 30, 2024, borrowings outstanding under the BTFP were $229.0 million with a weighted average rate of 4.76% compared to $212.5 million at December 31, 2023 with a weighted average rate of 4.83%.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $7.4 million of repurchase agreements outstanding at June 30, 2024 and $8.6 million at December 31, 2023.

We maintain unsecured lines of credit with First National Bankers Bank and The Independent Bankers Bank totaling $60.0 million. These lines of credit are federal funds lines of credit and are used for overnight borrowing only. The lines of credit mature at various times within the next year. There were no outstanding balances on our unsecured lines of credit at June 30, 2024 and December 31, 2023.

At June 30, 2024, we held $69.7 million of cash and cash equivalents and maintained approximately $820.8 million of available funding from FHLB advances and unsecured lines of credit with correspondent banks. Cash and cash equivalents and available funding represent 124% of uninsured deposits of $720.2 million at June 30, 2024.

In addition, at June 30, 2024 and December 31, 2023, we had $37.0 million and $45.0 million, respectively, in aggregate principal amount of subordinated debt outstanding. During the first quarter of 2024, we repurchased $1.0 million in principal amount of our 2032 Notes. During the second quarter of 2024, we repurchased $5.0 million in principal amount of our 2029 Notes and $2.0 million in principal amount of our 2032 Notes. For additional information on our 2029 Notes and 2032 Notes, see our Annual Report, Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion and Analysis of Financial Condition – Borrowings” and Note 10 to the financial statements included in such report.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. In recent periods, the proportion of our deposits represented by noninterest-bearing deposits has declined primarily due to rising market interest rates as customers have migrated to higher yielding alternatives. At June 30, 2024 and December 31, 2023, we held $249.4 million and $269.1 million, respectively, of brokered time deposits as defined for federal regulatory purposes, to secure fixed cost funding and reduce FHLB advances. We hold QwickRate® deposits, included in our time deposit balances, which we obtain through a qualified network, to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At June 30, 2024, we held $12.6 million of QwickRate® deposits, a decrease of $4.4 million compared to $17.0 million at December 31, 2023.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three and six months ended June 30, 2024 and 2023.

	Percentage of Total Average Deposits and Borrowed Funds		Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds		Cost of Funds
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Noninterest-bearing demand deposits	17%	20%	17%	21%	—%	—%	—%	—%
Interest-bearing demand deposits	26	27	26	28	1.88	1.18	1.88	1.03
Savings accounts	5	5	5	5	1.07	0.07	1.04	0.06
Brokered time deposits	10	6	10	4	5.20	4.95	5.21	4.87
Time deposits	29	28	29	26	4.51	3.25	4.45	2.93
Short-term borrowings	10	11	10	12	4.68	5.09	4.67	4.94
Long-term borrowed funds	3	3	3	4	4.76	4.74	4.79	4.34
Total deposits and borrowed funds	100%	100%	100%	100%	2.97%	2.24%	2.95%	2.00%

Capital Resources. Our primary sources of capital include retained earnings, capital obtained through acquisitions, and proceeds from the sale of our capital stock and subordinated debt. We may issue additional common stock and debt securities from time to time to fund acquisitions and support our organic growth.

During the six months ended June 30, 2024, we paid $2.0 million in dividends, compared to $1.9 million during the six months ended June 30, 2023. We declared dividends on our common stock of $0.20 per share during the six months ended June 30, 2024 compared to dividends of $0.195 per share during the six months ended June 30, 2023. Our board of directors has authorized a share repurchase program, and at June 30, 2024, we had 497,645 shares of our common stock remaining authorized for repurchase under the program. During the six months ended June 30, 2024, we paid $0.3 million to repurchase 16,621 shares of our common stock, compared to paying $2.0 million to repurchase 138,275 shares of our common stock during the six months ended June 30, 2023.

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

The Company and the Bank each were in compliance with all regulatory capital requirements at June 30, 2024 and December 31, 2023. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement for Bank to be Well Capitalized Under Prompt Corrective Action Rules
	Amount	Ratio	Amount	Ratio
June 30, 2024
Investar Holding Corporation:
Tier 1 leverage capital	$247,430	8.81%	$—	—%
Common equity tier 1 capital	237,930	10.02	—	—
Tier 1 capital	247,430	10.42	—	—
Total capital	312,350	13.16	—	—
Investar Bank:
Tier 1 leverage capital	279,282	9.95	140,338	5.00
Common equity tier 1 capital	279,282	11.78	154,117	6.50
Tier 1 capital	279,282	11.78	189,682	8.00
Total capital	307,728	12.98	237,103	10.00

December 31, 2023
Investar Holding Corporation:
Tier 1 leverage capital	$239,095	8.35%	$—	—%
Common equity tier 1 capital	229,595	9.51	—	—
Tier 1 capital	239,095	9.90	—	—
Total capital	313,574	12.99	—	—
Investar Bank:
Tier 1 leverage capital	280,687	9.81	143,085	5.00
Common equity tier 1 capital	280,687	11.64	156,805	6.50
Tier 1 capital	280,687	11.64	192,990	8.00
Total capital	310,846	12.89	240,238	10.00

Off-Balance Sheet Transactions and Lease Obligations

Swap Contracts. The Bank historically has entered into interest rate swap contracts, some of which are forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month SOFR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. At June 30, 2024 and December 31, 2023, we had no current or forward starting interest rate swap agreements, other than interest rate swaps related to customer loans, described below. For additional information, see Note 8. Derivative Financial Instruments.

The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging”, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, “Fair Value Measurement”. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the  three and six months ended June 30, 2024  and  2023 . At  June 30, 2024  and  December 31, 2023 , we had notional amounts of $190.7 million and $174.9 million, respectively, in interest rate swap contracts with customers and $190.7 million and $174.9 million, respectively, in offsetting interest rate swap contracts with other financial institutions. At  June 30, 2024  and  December 31, 2023 , the fair value of the swap contracts consisted of gross assets of $19.2 million and $17.3 million, respectively, and gross liabilities of $19.2 million and $17.3 million, respectively, recorded in “Other assets” and “Accrued taxes and other liabilities”, respectively, in the accompanying consolidated balance sheets.

Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the allowance for credit losses on loans. The reserve for unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets and was $0.2 million and $0.3 million at June 30, 2024 and December 31, 2023, respectively.

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

	June 30, 2024	December 31, 2023
Loan commitments	$379,396	$413,019
Standby letters of credit	15,732	17,844

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at June 30, 2024, the Company had unfunded commitments of $1.3 million for its investment in SBIC qualified funds and other investment funds.

For the six months ended June 30, 2024 and for the year ended December 31, 2023, except as disclosed herein and in the Company’s Annual Report, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Lease Obligations. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.

The following table presents, as of June 30, 2024, contractually obligated lease payments due under non-cancelable operating leases by payment date (dollars in thousands).

Less than one year	$434
One to three years	840
Three to five years	794
Over five years	500
Total	$2,568

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2023 are set forth in the Company’s Annual Report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” Please refer to the information in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Risk Management” in this report for additional information about the Company’s market risk for the six months ended June 30, 2024; except as discussed therein, there have been no material changes in the Company’s market risk since December 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended June 30, 2024.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	18,659	$16.45	—	503,741
May 1, 2024 - May 31, 2024	246	16.55	—	503,741
June 1, 2024 - June 30, 2024	6,096	15.25	6,096	497,645
	25,001	$16.16	6,096	497,645

(1)	Includes 18,905 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock units.
(2)	The Company has had a stock repurchase program since 2015. As of June 30, 2024, the Company had 497,645 shares remaining available under the program.

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

INVESTAR HOLDING CORPORATION

Date: August 1, 2024	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2024	/s/ John R. Campbell
John R. Campbell
Chief Financial Officer
(Principal Financial Officer)