Form 10-Q
period 2024-09-30
Investar Holding Corp
filed 2024-11-07
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 9,828,413 shares outstanding as of November 5,2024.

GLOSSARY OF DEFINED TERMS

Below is a listing of certain acronyms, abbreviations and defined terms, among others, used throughout this Quarterly Report on Form 10-Q.

AFS	–	Available For Sale
ALCO	–	Asset/Liability Committee
Annual Report	–	Investar Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated Teller Machine
Bank	–	Investar Bank, National Association
BOLI	–	Bank Owned Life Insurance
BTFP	–	Bank Term Funding Program
CECL	–	Current Expected Credit Loss
Company	–	Investar Holding Corporation and its wholly-owned subsidiary the Bank (also, “we,” “our,” or “us”)
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
FHLB	–	Federal Home Loan Bank
FRB	–	Federal Reserve Bank of Atlanta
GAAP	–	U.S. Generally Accepted Accounting Principles
HTM	–	Held To Maturity
ITM	–	Interactive Teller Machine
ROU	–	Right-Of-Use
RSU	–	Restricted Stock Unit
SBIC	–	Small Business Investment Company
SEC	–	U.S. Securities and Exchange Commission
SOFR	–	Secured Overnight Financing Rate
U.S.	–	United States

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$28,869	$28,285
Interest-bearing balances due from other banks	57,471	3,724
Cash and cash equivalents	86,340	32,009

Available for sale securities at fair value (amortized cost of $399,615 and $419,283, respectively)	350,646	361,918
Held to maturity securities at amortized cost (estimated fair value of $18,018 and $20,513, respectively)	18,302	20,472
Loans	2,155,846	2,210,619
Less: allowance for credit losses	(28,103)	(30,540)
Loans, net	2,127,743	2,180,079
Equity securities at fair value	2,434	1,180
Nonmarketable equity securities	13,951	13,417
Bank premises and equipment, net of accumulated depreciation of $21,275 and $19,476, respectively	41,795	44,183
Other real estate owned, net	4,739	4,438
Accrued interest receivable	14,324	14,366
Deferred tax asset	14,719	16,910
Goodwill and other intangible assets, net	41,844	42,320
Bank owned life insurance	61,667	58,797
Other assets	24,069	25,066
Total assets	$2,802,573	$2,815,155

LIABILITIES
Deposits:
Noninterest-bearing	$437,734	$448,752
Interest-bearing	1,849,674	1,806,975
Total deposits	2,287,408	2,255,727
Advances from Federal Home Loan Bank	63,500	23,500
Borrowings under Bank Term Funding Program	109,000	212,500
Repurchase agreements	12,994	8,633
Subordinated debt, net of unamortized issuance costs	36,494	44,320
Junior subordinated debt	8,709	8,630
Accrued taxes and other liabilities	38,926	35,077
Total liabilities	2,557,031	2,588,387

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 9,827,622 and 9,748,067 shares issued and outstanding, respectively	9,828	9,748
Surplus	146,393	145,456
Retained earnings	127,860	116,711
Accumulated other comprehensive loss	(38,539)	(45,147)
Total stockholders’ equity	245,542	226,768
Total liabilities and stockholders’ equity	$2,802,573	$2,815,155

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans	$32,764	$28,892	$97,060	$84,764
Interest on investment securities:
Taxable	2,755	3,055	8,338	9,402
Tax-exempt	228	216	680	440
Other interest income	1,101	997	2,282	1,927
Total interest income	36,848	33,160	108,360	96,533

INTEREST EXPENSE
Interest on deposits	15,729	11,733	45,439	27,488
Interest on borrowings	3,263	3,958	10,651	13,016
Total interest expense	18,992	15,691	56,090	40,504
Net interest income	17,856	17,469	52,270	56,029

Provision for credit losses	(945)	(34)	(2,779)	(2,486)
Net interest income after provision for credit losses	18,801	17,503	55,049	58,515

NONINTEREST INCOME
Service charges on deposit accounts	828	806	2,437	2,292
Gain (loss) on call or sale of investment securities, net	1	—	(382)	(1)
(Loss) gain on sale or disposition of fixed assets, net	—	(367)	427	(1,284)
(Loss) gain on sale of other real estate owned, net	(4)	23	708	(114)
Gain on sale of loans	—	—	—	75
Servicing fees and fee income on serviced loans	—	2	—	12
Interchange fees	403	399	1,208	1,280
Income from bank owned life insurance	459	357	1,310	1,046
Change in the fair value of equity securities	174	22	254	(89)
Legal settlement	1,122	—	1,122	—
Other operating income	561	395	1,958	1,566
Total noninterest income	3,544	1,637	9,042	4,783
Income before noninterest expense	22,345	19,140	64,091	63,298

NONINTEREST EXPENSE
Depreciation and amortization	760	900	2,359	2,871
Salaries and employee benefits	9,982	9,463	28,823	28,140
Occupancy	652	618	1,929	2,288
Data processing	880	888	2,710	2,590
Marketing	121	83	234	234
Professional fees	473	516	1,363	1,472
Gain on early extinguishment of subordinated debt	—	—	(502)	—
Other operating expenses	3,312	3,306	10,037	9,595
Total noninterest expense	16,180	15,774	46,953	47,190
Income before income tax expense	6,165	3,366	17,138	16,108
Income tax expense	784	585	2,993	2,968
Net income	$5,381	$2,781	$14,145	$13,140

EARNINGS PER SHARE
Basic earnings per share	$0.55	$0.28	$1.44	$1.33
Diluted earnings per share	0.54	0.28	1.43	1.33
Cash dividends declared per common share	0.105	0.10	0.305	0.295

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$5,381	$2,781	$14,145	$13,140
Other comprehensive income (loss):
Investment securities:
Unrealized gain (loss), available for sale, net of tax expense (benefit) of $2,847, ($3,054), $1,708 and ($3,123), respectively	10,523	(11,287)	6,306	(11,540)
Reclassification of realized (gain) loss, available for sale, net of tax benefit of $0, $0, $80 and $0, respectively	(1)	—	302	1
Total other comprehensive income (loss)	10,522	(11,287)	6,608	(11,539)
Total comprehensive income (loss)	$15,903	$(8,506)	$20,753	$1,601

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	(Loss) Income	Equity
Three months ended:
September 30, 2023
Balance at beginning of period	$9,831	$145,347	$112,344	$(49,165)	$218,357
Surrendered shares	—	(7)	—	—	(7)
Dividends declared, $0.10 per share	—	—	(977)	—	(977)
Stock-based compensation	2	525	—	—	527
Shares repurchased	(53)	(624)	—	—	(677)
Net income	—	—	2,781	—	2,781
Other comprehensive loss, net	—	—	—	(11,287)	(11,287)
Balance at end of period	$9,780	$145,241	$114,148	$(60,452)	$208,717

September 30, 2024
Balance at beginning of period	$9,829	$145,918	$123,510	$(49,061)	$230,196
Surrendered shares	—	(7)	—	—	(7)
Dividends declared, $0.105 per share	—	—	(1,031)	—	(1,031)
Stock-based compensation	1	518	—	—	519
Shares repurchased	(2)	(36)	—	—	(38)
Net income	—	—	5,381	—	5,381
Other comprehensive income, net	—	—	—	10,522	10,522
Balance at end of period	$9,828	$146,393	$127,860	$(38,539)	$245,542

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	(Loss) Income	Equity
Nine months ended:
September 30, 2023
Balance at beginning of period	$9,902	$146,587	$108,206	$(48,913)	$215,782
Cumulative effect of adoption of ASU 2016-13, net	—	—	(4,295)		(4,295)
Surrendered shares	(21)	(330)	—	—	(351)
Options exercised	8	97	—	—	105
Dividends declared, $0.295 per share	—	—	(2,903)	—	(2,903)
Stock-based compensation	82	1,384	—	—	1,466
Shares repurchased	(191)	(2,497)	—	—	(2,688)
Net income	—	—	13,140	—	13,140
Other comprehensive loss, net	—	—	—	(11,539)	(11,539)
Balance at end of period	$9,780	$145,241	$114,148	$(60,452)	$208,717

September 30, 2024
Balance at beginning of period	$9,748	$145,456	$116,711	$(45,147)	$226,768
Surrendered shares	(94)	(1,385)	—	—	(1,479)
Options exercised	96	1,263	—	—	1,359
Dividends declared, $0.305 per share	—	—	(2,996)	—	(2,996)
Stock-based compensation	97	1,345	—	—	1,442
Shares repurchased	(19)	(286)	—	—	(305)
Net income	—	—	14,145	—	14,145
Other comprehensive income, net	—	—	—	6,608	6,608
Balance at end of period	$9,828	$146,393	$127,860	$(38,539)	$245,542

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2024	2023
Net income	$14,145	$13,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,359	2,871
Provision for credit losses	(2,779)	(2,486)
Net accretion of purchase accounting adjustments	(40)	(233)
Provision for other real estate owned	233	—
Net accretion of securities	(12)	(62)
Loss on call or sale of investment securities, net	382	1
(Gain) loss on sale or disposition of fixed assets, net	(427)	1,284
(Gain) loss on sale of other real estate owned, net	(708)	114
Gain on sale of loans to First Community Bank	—	(75)
Gain on early extinguishment of subordinated debt	(502)	—
FHLB stock dividend	(139)	(591)
Stock-based compensation	1,442	1,466
Deferred taxes	404	(286)
Net change in value of bank owned life insurance	(1,310)	(1,046)
Amortization of subordinated debt issuance costs	64	71
Change in the fair value of equity securities	(254)	89
Income from legal settlement	(1,122)	—
Net change in:
Accrued interest receivable	42	(756)
Other assets	126	5,375
Accrued taxes and other liabilities	4,314	7,075
Net cash provided by operating activities	16,218	25,951

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	7,906	2,364
Purchases of securities available for sale	(15,634)	(107,904)
Purchases of securities held to maturity	(1,500)	(12,556)
Proceeds from maturities, prepayments and calls of investment securities available for sale	27,031	91,630
Proceeds from maturities, prepayments and calls of investment securities held to maturity	3,664	808
Proceeds from redemption or sale of nonmarketable equity securities	1,872	17,150
Purchases of nonmarketable equity securities	(2,267)	(2,728)
Purchases of equity securities at fair value	(1,000)	—
Net decrease in loans	53,356	22,312
Proceeds from sales of other real estate owned	1,984	1,484
Proceeds from sales of fixed assets	1,340	42
Purchases of loans	—	(35,887)
Purchases of fixed assets	(388)	(904)
Proceeds from surrender of bank owned life insurance	8,440	—
Purchases of bank owned life insurance	(10,000)	—
Purchases of other investments	(140)	(552)
Distributions from investments	112	225
Cash paid for branch sale to First Community Bank, net of cash received	—	(596)
Net cash provided by (used in) investing activities	74,776	(25,112)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net increase in customer deposits	31,750	141,787
Net increase in repurchase agreements	4,361	13,930
Net decrease in short-term FHLB advances	—	(333,500)
Net (decrease) increase in borrowings under the BTFP	(103,500)	235,800
Proceeds from long-term FHLB advances	60,000	—
Repayment of long-term FHLB advances	(20,000)	(30,000)
Cash dividends paid on common stock	(2,940)	(2,864)
Proceeds from stock options exercised	1,359	105
Payments to repurchase common stock	(305)	(2,688)
Extinguishment of subordinated debt	(7,388)	—
Net cash (used in) provided by financing activities	(36,663)	22,570
Net change in cash and cash equivalents	54,331	23,409
Cash and cash equivalents, beginning of period	32,009	40,259
Cash and cash equivalents, end of period	$86,340	$63,668

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfer from loans to other real estate owned	$1,810	$3,930
Transfer from bank premises and equipment to other real estate owned	—	1,425

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023, including the notes thereto, which were included as part of the Company’s Annual Report.

Nature of Operations

The Company is a financial holding company, headquartered in Baton Rouge, Louisiana that provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association, a national bank, primarily to meet the needs of individuals, professionals and small to medium-sized businesses. The Company’s primary markets are in south Louisiana, southeast Texas and Alabama. At  September 30, 2024 , the Company operated 20 full service branches located in Louisiana, two full service branches located in Texas and six full service branches located in Alabama and had 331 full-time equivalent employees.

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

NOTE 2. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share data).

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Earnings per common share – basic
Net income	$5,381	$2,781	$14,145	$13,140
Less: income allocated to participating securities	—	—	—	(2)
Net income allocated to common shareholders	5,381	2,781	14,145	13,138
Weighted average basic shares outstanding	9,828,776	9,814,727	9,808,841	9,867,781
Basic earnings per common share	$0.55	$0.28	$1.44	$1.33

Earnings per common share – diluted
Net income allocated to common shareholders	$5,381	$2,781	$14,145	$13,138
Weighted average basic shares outstanding	9,828,776	9,814,727	9,808,841	9,867,781
Dilutive effect of securities	73,672	2,880	83,662	8,042
Total weighted average diluted shares outstanding	9,902,448	9,817,607	9,892,503	9,875,823
Diluted earnings per common share	$0.54	$0.28	$1.43	$1.33

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Stock options	7,405	—	6,367	8,886
RSUs	401	58,153	4,420	70,267

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. INVESTMENT SECURITIES

Debt Securities

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
September 30, 2024
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$20,298	$93	$(266)	$20,125
Obligations of state and political subdivisions	17,748	4	(1,870)	15,882
Corporate bonds	28,322	—	(2,623)	25,699
Residential mortgage-backed securities	261,627	71	(37,261)	224,437
Commercial mortgage-backed securities	71,620	304	(7,421)	64,503
Total	$399,615	$472	$(49,441)	$350,646

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2023
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$20,383	$100	$(440)	$20,043
Obligations of state and political subdivisions	18,768	11	(2,076)	16,703
Corporate bonds	30,097	—	(3,741)	26,356
Residential mortgage-backed securities	274,950	14	(42,919)	232,045
Commercial mortgage-backed securities	75,085	208	(8,522)	66,771
Total	$419,283	$333	$(57,698)	$361,918

The Company calculates realized gains and losses on sales of debt securities under the specific identification method. Proceeds from sales of investment securities classified as AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Proceeds from sales	$—	$—	$7,906	$2,364
Gross gains	$—	$—	$—	$1
Gross losses	$—	$—	$(383)	$(2)

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
September 30, 2024
Obligations of state and political subdivisions	$16,212	$42	$(170)	$16,084
Residential mortgage-backed securities	2,090	—	(156)	1,934
Total	$18,302	$42	$(326)	$18,018

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2023
Obligations of state and political subdivisions	$18,163	$314	$(82)	$18,395
Residential mortgage-backed securities	2,309	—	(191)	2,118
Total	$20,472	$314	$(273)	$20,513

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of September 30, 2024 or December 31, 2023.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The approximate fair value of AFS securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2024
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$280	$(1)	$7,635	$(265)	$7,915	$(266)
Obligations of state and political subdivisions	1,608	(24)	13,698	(1,846)	15,306	(1,870)
Corporate bonds	252	(4)	25,447	(2,619)	25,699	(2,623)
Residential mortgage-backed securities	—	—	219,078	(37,261)	219,078	(37,261)
Commercial mortgage-backed securities	1,275	(23)	45,690	(7,398)	46,965	(7,421)
Total	$3,415	$(52)	$311,548	$(49,389)	$314,963	$(49,441)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2023
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$1,268	$(7)	$9,284	$(433)	$10,552	$(440)
Obligations of state and political subdivisions	—	—	15,425	(2,076)	15,425	(2,076)
Corporate bonds	468	(28)	25,888	(3,713)	26,356	(3,741)
Residential mortgage-backed securities	2,705	(421)	228,415	(42,498)	231,120	(42,919)
Commercial mortgage-backed securities	1,085	(35)	50,271	(8,487)	51,356	(8,522)
Total	$5,526	$(491)	$329,283	$(57,207)	$334,809	$(57,698)

At  September 30, 2024, 665 of the Company’s AFS debt securities had unrealized losses totaling 13.6% of the individual securities’ amortized cost basis and 12.4% of the Company’s total amortized cost basis of the AFS investment securities portfolio. At such date, 649 of the 665 securities had been in a continuous loss position for over 12 months.

The approximate fair value of HTM securities, and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2024
Obligations of state and political subdivisions	$10,427	$(37)	$2,615	$(133)	$13,042	$(170)
Residential mortgage-backed securities	—	—	1,934	(156)	1,934	(156)
Total	$10,427	$(37)	$4,549	$(289)	$14,976	$(326)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2023
Obligations of state and political subdivisions	$—	$—	$3,064	$(82)	$3,064	$(82)
Residential mortgage-backed securities	—	—	2,118	(191)	2,118	(191)
Total	$—	$—	$5,182	$(273)	$5,182	$(273)

Unrealized losses are generally due to changes in market interest rates. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. Due to the nature of the investments, current market prices, and the current interest rate environment, the Company determined that these declines were not attributable to credit losses at September 30, 2024 or December 31, 2023.

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

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
September 30, 2024
Due within one year	$9,415	$9,310	$960	$955
Due after one year through five years	27,931	27,259	2,748	2,615
Due after five years through ten years	31,689	29,113	3,000	3,042
Due after ten years	330,580	284,964	11,594	11,406
Total debt securities	$399,615	$350,646	$18,302	$18,018

	Securities Available For Sale		Securities Held To Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
December 31, 2023
Due within one year	$1,034	$1,027	$960	$961
Due after one year through five years	28,620	27,623	2,556	2,582
Due after five years through ten years	43,634	39,971	4,647	4,621
Due after ten years	345,995	293,297	12,309	12,349
Total debt securities	$419,283	$361,918	$20,472	$20,513

Accrued interest receivable on the Company’s investment securities was $1.7 million at both  September 30, 2024 and  December 31, 2023, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

At September 30, 2024, securities with a carrying value of $127.3 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $296.2 million in pledged securities at December 31, 2023.

Equity Securities

Equity securities at fair value include marketable securities in corporate stocks and mutual funds and totaled $2.4 million and $1.2 million at  September 30, 2024 and  December 31, 2023, respectively.

Nonmarketable equity securities primarily consist of FHLB stock and FRB stock. Members of the FHLB and FRB are required to own a certain amount of stock based on the level of borrowings and other factors and  may invest in additional amounts. FHLB stock and FRB stock are carried at cost, restricted as to redemption, and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income. Nonmarketable equity securities also include investments in our other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of nonmarketable equity securities at  September 30, 2024 and  December 31, 2023 was $14.0 million and $13.4 million, respectively.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	September 30, 2024	December 31, 2023
Construction and development	$166,954	$190,371
1-4 Family	403,097	413,786
Multifamily	85,283	105,946
Farmland	7,173	7,651
Commercial real estate	966,741	937,708
Total mortgage loans on real estate	1,629,248	1,655,462
Commercial and industrial	515,273	543,421
Consumer	11,325	11,736
Total loans	$2,155,846	$2,210,619

Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees, net of direct loan origination costs and commitment fees, are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable. Unamortized premiums and discounts on loans, included in the total loans balances above, were $0.1 million and $0.2 million at September 30, 2024 and  December 31, 2023, respectively, and unearned income, or deferred fees, on loans was $1.1 million at both  September 30, 2024 and  December 31, 2023, and is also included in the total loans balance in the table above.

The tables below provide an analysis of the aging of loans as of  September 30, 2024 and  December 31, 2023 (dollars in thousands).

	September 30, 2024
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$166,929	$19	$—	$6	$166,954	$—
1-4 Family	398,759	285	1,735	2,318	403,097	—
Multifamily	85,283	—	—	—	85,283	—
Farmland	7,173	—	—	—	7,173	—
Commercial real estate	966,016	298	—	427	966,741	—
Total mortgage loans on real estate	1,624,160	602	1,735	2,751	1,629,248	—
Commercial and industrial	514,869	296	44	64	515,273	—
Consumer	11,176	45	9	95	11,325	—
Total loans	$2,150,205	$943	$1,788	$2,910	$2,155,846	$—

	December 31, 2023
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$189,746	$—	$55	$570	$190,371	$—
1-4 Family	406,014	3,031	1,720	3,021	413,786	—
Multifamily	105,946	—	—	—	105,946	—
Farmland	7,651	—	—	—	7,651	—
Commercial real estate	937,272	48	359	29	937,708	—
Total mortgage loans on real estate	1,646,629	3,079	2,134	3,620	1,655,462	—
Commercial and industrial	542,206	259	488	468	543,421	—
Consumer	11,552	57	82	45	11,736	—
Total loans	$2,200,387	$3,395	$2,704	$4,133	$2,210,619	$—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below provide an analysis of nonaccrual loans as of  September 30, 2024 and  December 31, 2023 (dollars in thousands).

	September 30, 2024
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
Construction and development	$24	$—	$24
1-4 Family	1,325	1,665	2,990
Multifamily	—	—	—
Farmland	—	—	—
Commercial real estate	735	—	735
Total mortgage loans on real estate	2,084	1,665	3,749
Commercial and industrial	39	231	270
Consumer	76	25	101
Total loans	$2,199	$1,921	$4,120

	December 31, 2023
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
Construction and development	$577	$212	$789
1-4 Family	2,937	1,241	4,178
Multifamily	—	—	—
Farmland	—	—	—
Commercial real estate	216	—	216
Total mortgage loans on real estate	3,730	1,453	5,183
Commercial and industrial	59	409	468
Consumer	74	45	119
Total loans	$3,863	$1,907	$5,770

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, the borrower’s debt service capacity is considered through the analysis of current financial information, if available, and/or current information with regard to the collateral position. Regulatory provisions would typically require the placement of a loan on nonaccrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and payment of future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower. No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the nine months ended September 30, 2024 and 2023.

Collateral Dependent Loans

Collateral dependent loans are loans for which the repayments, on the basis of our assessment at the reporting date, are expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Loans that do not share risk characteristics are excluded from the loan pools and evaluated on an individual basis, and the Company has determined to evaluate collateral dependent loans individually for impairment. The allowance for credit losses for collateral dependent loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The Company’s collateral dependent loans include all nonaccrual loans shown in the tables above at  September 30, 2024 and  December 31, 2023. The types of collateral that secure collateral dependent loans are discussed under “Portfolio Segment Risk Factors” below.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below present the Company’s loan portfolio by year of origination, category, and credit quality indicator as of September 30, 2024 and  December 31, 2023 (dollars in thousands). Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at  September 30, 2024 and  December 31, 2023.

	September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Construction and development
Pass	$45,158	$38,795	$41,353	$3,807	$2,415	$1,865	$23,198	$156,591
Special Mention	114	—	—	746	—	—	—	860
Substandard	—	4,532	4,946	—	19	6	—	9,503
Total construction and development	$45,272	$43,327	$46,299	$4,553	$2,434	$1,871	$23,198	$166,954

Current-period gross charge-offs	$—	$—	$(77)	$(72)	$—	$—	$—	$(149)

1-4 Family
Pass	$11,152	$40,978	$96,858	$74,289	$54,888	$75,111	$44,927	$398,203
Special Mention	182	—	408	—	—	—	150	740
Substandard	—	501	512	561	572	1,600	277	4,023
Doubtful	88	—	—	—	43	—	—	131
Total 1-4 family	$11,422	$41,479	$97,778	$74,850	$55,503	$76,711	$45,354	$403,097

Current-period gross charge-offs	$—	$—	$(42)	$—	$—	$(102)	$—	$(144)

Multifamily
Pass	$1,520	$7,610	$47,322	$12,152	$3,448	$6,939	$300	$79,291
Special Mention	—	—	655	—	—	3,973	—	4,628
Substandard	—	—	—	—	1,364	—	—	1,364
Total multifamily	$1,520	$7,610	$47,977	$12,152	$4,812	$10,912	$300	$85,283

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$12	$1,617	$1,308	$690	$903	$1,680	$963	$7,173
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total farmland	$12	$1,617	$1,308	$690	$903	$1,680	$963	$7,173

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$46,561	$77,249	$305,545	$208,393	$164,272	$143,478	$6,871	$952,369
Special Mention	—	—	—	1,689	—	159	—	1,848
Substandard	3,038	125	140	4,048	1,616	3,370	187	12,524
Total commercial real estate	$49,599	$77,374	$305,685	$214,130	$165,888	$147,007	$7,058	$966,741

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$37,679	$33,035	$124,709	$25,867	$9,135	$16,921	$264,949	$512,295
Special Mention	—	—	—	—	—	—	1,745	1,745
Substandard	23	—	6	25	4	235	940	1,233
Total commercial and industrial	$37,702	$33,035	$124,715	$25,892	$9,139	$17,156	$267,634	$515,273

Current-period gross charge-offs	$—	$—	$(17)	$—	$—	$—	$(66)	$(83)

Consumer
Pass	$3,607	$3,211	$1,529	$939	$335	$902	$672	$11,195
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1	6	—	12	111	—	130
Total consumer	$3,607	$3,212	$1,535	$939	$347	$1,013	$672	$11,325

Current-period gross charge-offs	$(58)	$(3)	$(1)	$(2)	$—	$(11)	$(4)	$(79)

Total loans
Pass	$145,689	$202,495	$618,624	$326,137	$235,396	$246,896	$341,880	$2,117,117
Special Mention	296	—	1,063	2,435	—	4,132	1,895	9,821
Substandard	3,061	5,159	5,610	4,634	3,587	5,322	1,404	28,777
Doubtful	88	—	—	—	43	—	—	131
Total loans	$149,134	$207,654	$625,297	$333,206	$239,026	$256,350	$345,179	$2,155,846

Current-period gross charge-offs	$(58)	$(3)	$(137)	$(74)	$—	$(113)	$(70)	$(455)

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

The Company had $0.1 million of loans that were classified as doubtful and no loans that were classified as loss at September 30, 2024. The Company had no loans that were classified as doubtful or loss at  December 31, 2023.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets. The balance of the participations and whole loans sold was $35.5 million and $25.9 million at September 30, 2024 and  December 31, 2023, respectively. The unpaid principal balance of these loans was approximately$148.9 million and $99.8 million at September 30, 2024 and  December 31, 2023, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as to companies of which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $44.1 million and $46.0 million as of September 30, 2024 and  December 31, 2023, respectively. No related party loans were classified as nonperforming or nonaccrual at  September 30, 2024 or  December 31, 2023.

The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	September 30, 2024	December 31, 2023
Balance, beginning of period	$46,000	$96,977
New loans/changes in relationship	480	2,570
Repayments/changes in relationship	(2,388)	(53,547)
Balance, end of period	$44,092	$46,000

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company made the accounting policy election to exclude accrued interest receivable from the amortized cost of loans and the estimate of the allowance for credit losses. Accrued interest receivable on the Company’s loans was $12.5 million and $12.7 million at  September 30, 2024 and  December 31, 2023, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

The table below shows a summary of the activity in the allowance for credit losses for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$28,620	$30,044	$30,540	$24,364
ASU 2016-13 adoption impact(1)	—	—	—	5,865
Provision for credit losses on loans(2)	(906)	(417)	(2,615)	(2,694)
Charge-offs	(78)	(33)	(455)	(668)
Recoveries	467	184	633	2,911
Balance, end of period	$28,103	$29,778	$28,103	$29,778

(1)	On January 1, 2023, the Company adopted ASU 2016-13, which introduced a new model known as CECL. Upon adoption, the Company recorded a one-time, cumulative effect adjustment to increase the allowance for credit losses by $5.9 million.
(2)

For the three months ended  September 30, 2024, the $0.9 million negative provision for credit losses on the consolidated statement of income includes a $0.9 million negative provision for loan losses and a $40,000 negative provision for unfunded loan commitments. For the nine months ended September 30, 2024, the $2.8 million negative provision for credit losses on the consolidated statement of income includes a $2.6 million negative provision for loan losses and a $0.2 million negative provision for unfunded loan commitments. For the three months ended  September 30, 2023, the $34,000 negative provision for credit losses on the consolidated statement of income includes a $0.4 million negative provision for loan losses and a $0.4 million provision for unfunded loan commitments. For the nine months ended September 30, 2023, the $2.5 million negative provision for credit losses on the consolidated statement of income includes a $2.7 million negative provision for loan losses and a $0.2 million provision for unfunded loan commitments.

The negative provision for credit losses for the three months ended  September 30, 2024 was primarily due to net recoveries of $0.4 million, a decrease in total loans, aging of existing loans, and an improvement in the economic forecast. The negative provision for credit losses for the nine months ended September 30, 2024 was primarily due to net recoveries, a decrease in total loans, aging of existing loans, an improvement in economic forecast, and, to a lesser extent, the completion of our annual CECL allowance model recalibration, which resulted in lower historical loss rates. The negative provision for credit losses for the three months ended  September 30, 2023 was primarily attributable to net recoveries of $0.2 million. The negative provision for credit losses for the nine months ended  September 30, 2023 was primarily attributable to recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

The following tables outline the activity in the allowance for credit losses by collateral type for the three and nine months ended September 30, 2024 and 2023, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of  September 30, 2024 and 2023 (dollars in thousands).

	Three months ended September 30, 2024
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,492	$5,741	$1,518	$9	$12,230	$7,529	$101	$28,620
Provision for credit losses on loans	(596)	76	(293)	(1)	89	(200)	19	(906)
Charge-offs	—	(38)	—	—	—	(17)	(23)	(78)
Recoveries	421	3	—	—	—	38	5	467
Ending balance	$1,317	$5,782	$1,225	$8	$12,319	$7,350	$102	$28,103

	Three months ended September 30, 2023
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,977	$9,293	$866	$3	$11,221	$5,469	$215	$30,044
Provision for credit losses on loans	18	(125)	239	—	(252)	(310)	13	(417)
Charge-offs	—	—	—	—	(1)	1	(33)	(33)
Recoveries	5	4	—	—	12	137	26	184
Ending balance	$3,000	$9,172	$1,105	$3	$10,980	$5,297	$221	$29,778

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine months ended September 30, 2024
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,471	$9,129	$1,124	$2	$10,691	$6,920	$203	$30,540
Provision for credit losses on loans	(1,444)	(3,214)	101	(30)	1,628	386	(42)	(2,615)
Charge-offs	(149)	(144)	—	—	—	(83)	(79)	(455)
Recoveries	439	11	—	36	—	127	20	633
Ending balance	$1,317	$5,782	$1,225	$8	$12,319	$7,350	$102	$28,103
Ending allowance balance for loans individually evaluated for impairment	—	293	—	—	—	89	6	388
Ending allowance balance for loans collectively evaluated for impairment	1,317	5,489	1,225	8	12,319	7,261	96	27,715
Loans receivable:
Balance of loans individually evaluated for impairment	24	3,557	—	—	735	270	101	4,687
Balance of loans collectively evaluated for impairment	166,930	399,540	85,283	7,173	966,006	515,003	11,224	2,151,159
Total period-end balance	$166,954	$403,097	$85,283	$7,173	$966,741	$515,273	$11,325	$2,155,846

	Nine months ended September 30, 2023
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,555	$3,917	$999	$113	$10,718	$5,743	$319	$24,364
ASU 2016-13 adoption impact	(75)	4,712	(84)	(99)	676	793	(58)	5,865
Provision for credit losses on loans	472	570	190	(11)	(2,632)	(1,382)	99	(2,694)
Charge-offs	—	(46)	—	—	(27)	(390)	(205)	(668)
Recoveries	48	19	—	—	2,245	533	66	2,911
Ending balance	$3,000	$9,172	$1,105	$3	$10,980	$5,297	$221	$29,778
Ending allowance balance for loans individually evaluated for impairment	212	100	—	—	—	44	30	386
Ending allowance balance for loans collectively evaluated for impairment	2,788	9,072	1,105	3	10,980	5,253	191	29,392
Loans receivable:
Balance of loans individually evaluated for impairment	250	2,119	—	—	1,665	1,151	66	5,251
Balance of loans collectively evaluated for impairment	211,140	413,043	102,974	8,259	940,192	410,139	12,024	2,097,771
Total period-end balance	$211,390	$415,162	$102,974	$8,259	$941,857	$411,290	$12,090	$2,103,022

Loan Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the nine months ended September 30, 2024 and 2023, the Company did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. BORROWINGS UNDER BANK TERM FUNDING PROGRAM

On March 12, 2023, the Federal Reserve established the BTFP. The BTFP is a one-year program which provides additional liquidity through borrowings with a term of up to one year secured by the pledging of certain qualifying securities and other assets, valued at par value. At September 30, 2024 and December 31, 2023, outstanding borrowings under the BTFP were $109.0 million and $212.5 million, respectively. The BTFP ceased making new loans as scheduled on March 11, 2024.

NOTE 6. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive (Loss) Income

Activity within the balances in accumulated other comprehensive (loss) income is shown in the tables below (dollars in thousands).

	Three months ended September 30,
	2024			2023
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized (loss) gain, available for sale, net	$(43,844)	$10,523	$(33,321)	$(43,390)	$(11,287)	$(54,677)
Reclassification of realized gain, available for sale, net	(5,218)	(1)	(5,219)	(5,776)	—	(5,776)
Unrealized gain, transfer from available for sale to held to maturity, net	1	—	1	1	—	1
Accumulated other comprehensive (loss) income	$(49,061)	$10,522	$(38,539)	$(49,165)	$(11,287)	$(60,452)

	Nine months ended September 30,
	2024			2023
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized (loss) gain, available for sale, net	$(39,627)	$6,306	$(33,321)	$(43,137)	$(11,540)	$(54,677)
Reclassification of realized (gain) loss, available for sale, net	(5,521)	302	(5,219)	(5,777)	1	(5,776)
Unrealized gain, transfer from available for sale to held to maturity, net	1	—	1	1	—	1
Accumulated other comprehensive (loss) income	$(45,147)	$6,608	$(38,539)	$(48,913)	$(11,539)	$(60,452)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. STOCK-BASED COMPENSATION

Equity Incentive Plan. The Company’s Amended and Restated 2017 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity awards, such as restricted stock, RSUs, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. Under the Plan, a total of 1,200,000 shares of common stock are reserved, 600,000 of which were authorized in 2021, for issuance to eligible participants pursuant to equity awards under the Plan. The Plan is administered by the Compensation Committee of the Company’s board of directors, which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, equity awards will be granted. The Compensation Committee, in its discretion,  may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee  may approve the terms of equity awards to the Company’s executive officers and directors. At  September 30, 2024, approximately 334,441 shares remain available for grant.

Stock Options

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards. The Black-Scholes option pricing model incorporates various subjective assumptions, including expected term and expected volatility. Expected volatility was determined based on the historical volatilities of the Company.

The table below shows the assumptions used for the stock options granted during the nine months ended September 30, 2024.

Dividend yield	2.45%
Expected volatility	40.80%
Risk-free interest rate	4.29%
Expected term (in years)	6.5
Weighted average grant date fair value	$6.04

Stock option expense of $41,000 and $0.1 million is included in “Salaries and employee benefits” in the accompanying consolidated statements of income for the three and nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, there was $0.4 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 3.4 years.

The table below summarizes the Company’s stock option activity for the periods presented.

	Nine months ended September 30,
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

Compensation expense related to restricted stock and RSUs of $0.5 million and $1.3 million is included in the accompanying consolidated statements of income for the three and nine months ended September 30, 2024, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2023, respectively. The unearned compensation related to these awards is amortized to compensation expense over the vesting period. As of  September 30, 2024, unearned stock-based compensation cost associated with these awards totaled approximately $4.4 million and is expected to be recognized over a weighted average period of 3.2 years.

The following table summarizes the restricted stock and RSU activity for the periods presented.

	Nine months ended September 30,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, beginning of period	336,749	$17.37	253,488	$20.19
Granted	110,886	16.41	168,205	14.95
Forfeited	(25,266)	17.06	(6,675)	20.80
Earned and issued	(96,855)	18.84	(82,294)	20.41
Balance, end of period	325,514	$16.63	332,724	$17.47

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its liability management, the Company has historically utilized pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month SOFR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. To mitigate credit risk, securities were pledged to the Company by the counterparties in an amount greater than or equal to the gain position of the derivative contracts. Conversely, securities were pledged to the counterparties by the Company in an amount greater than or equal to the loss position of the derivative contracts, if applicable. There were no assets or liabilities recorded in the accompanying consolidated balance sheets at September 30, 2024 or  December 31, 2023 associated with the swap contracts, other than interest rate swaps related to customer loans, described below.

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging”, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”). The Company did not recognize any gains or losses in other operating income resulting from fair value adjustments of these swap agreements during the three and nine months ended September 30, 2024 and 2023.

The table below presents the notional amounts and fair values of the Company’s derivative financial instruments as well as their classification on the accompanying consolidated balance sheets at  September 30, 2024 and  December 31, 2023.

		Fair Value
	Notional(1)	Derivative Assets(2)	Derivative Liabilities(2)
September 30, 2024
Interest rate swaps	$190,450	$15,322	$15,322

December 31, 2023
Interest rate swaps	$174,893	$17,325	$17,325

(1)	Notional amounts represent interest rate swap contracts with customers and offsetting interest rate swap contracts with other financial institutions.
(2)	Derivative assets and liabilities are reported at fair value in “Other assets” and “Accrued taxes and other liabilities”, respectively, in the accompanying consolidated balance sheets.

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

The Company holds SBIC qualified funds and other investment funds that do not have a readily determinable fair value. In accordance with ASC 820, these investments are measured at fair value using the net asset value practical expedient and are not required to be classified in the fair value hierarchy. At  September 30, 2024 and  December 31, 2023, the fair values of these investments were $3.6 million and $3.4 million, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.

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

Management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data. At September 30, 2024 and  December 31, 2023, the majority of the Company’s level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.

Derivative Financial Instruments – The fair value for interest rate swap agreements is based upon the amounts required to settle the contracts. These derivative instruments are classified in level 2 of the fair value hierarchy.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$20,125	$—	$20,125	$—
Obligations of state and political subdivisions	15,882	—	11,599	4,283
Corporate bonds	25,699	—	25,221	478
Residential mortgage-backed securities	224,437	—	224,437	—
Commercial mortgage-backed securities	64,503	—	64,503	—
Equity securities at fair value	2,434	2,434	—	—
Interest rate swaps - gross assets	15,322	—	15,322	—
Total assets	$368,402	$2,434	$361,207	$4,761
Liabilities:
Interest rate swaps - gross liabilities	$15,322	$—	$15,322	$—

December 31, 2023
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$20,043	$—	$20,043	$—
Obligations of state and political subdivisions	16,703	—	11,453	5,250
Corporate bonds	26,356	—	25,893	463
Residential mortgage-backed securities	232,045	—	232,045	—
Commercial mortgage-backed securities	66,771	—	66,771	—
Equity securities at fair value	1,180	1,180	—	—
Interest rate swaps - gross assets	17,325	—	17,325	—
Total assets	$380,423	$1,180	$373,530	$5,713
Liabilities:
Interest rate swaps - gross liabilities	$17,325	$—	$17,325	$—

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the nine months ended September 30, 2024 and 2023 (dollars in thousands).

	Obligations of State and Political Subdivisions	Corporate Bonds
Balance at December 31, 2023	$5,250	$463
Realized gain (loss) included in earnings	—	—
Unrealized (loss) gain included in other comprehensive income	(940)	15
Purchases	—	—
Sales	—	—
Maturities, prepayments, and calls	(27)	—
Transfers into level 3	—	—
Transfers out of level 3	—	—
Balance at September 30, 2024	$4,283	$478

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Obligations of State and Political Subdivisions	Corporate Bonds
Balance at December 31, 2022	$5,965	$479
Realized gain (loss) included in earnings	—	—
Unrealized loss included in other comprehensive loss	(764)	(31)
Purchases	—	—
Sales	—	—
Maturities, prepayments, and calls	(26)	—
Transfers into level 3	—	—
Transfers out of level 3	—	—
Balance at September 30, 2023	$5,175	$448

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at September 30, 2024 and  December 31, 2023. For the nine months ended September 30, 2024 and 2023, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of level 3 assets measured at fair value on a recurring basis at September 30, 2024 and  December 31, 2023 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts
September 30, 2024
Obligations of state and political subdivisions	$4,283	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	2% - 13%
Corporate bonds	478	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	5%

December 31, 2023
Obligations of state and political subdivisions	$5,250	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 11%
Corporate bonds	463	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	8%

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

Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of  September 30, 2024 and  December 31, 2023. There were no liabilities measured on a nonrecurring basis at September 30, 2024 or December 31, 2023 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(3)
September 30, 2024
Loans individually evaluated for impairment(1)	$1,617	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	2% - 100%	13%
Other real estate owned(2)	900	Underlying collateral value, third party appraisals	Collateral discounts and discount rates	18%	18%

December 31, 2023
Loans individually evaluated for impairment(1)	$1,293	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	6% - 100%	29%

(1) Loans individually evaluated that were re-measured during the period had a carrying value of $1.9 million and $1.8 million at  September 30, 2024 and  December 31, 2023, respectively, with related allowance for credit losses of $0.3 million and $0.5 million, respectively, as of such dates.

(2) Other real estate owned that was remeasured during the period had a carrying value of $0.9 million at  September 30, 2024. During the nine months ended September 30, 2024, the Company recorded a $0.2 million write-down of other real estate owned which is included as part of “Other operating expenses” in noninterest expense on the accompanying consolidated statement of income.

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

The estimated fair values of the Company’s financial instruments are summarized in the table below as of the dates indicated (dollars in thousands).

	September 30, 2024
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$86,340	$86,340	$86,340	$—	$—
Investment securities - AFS	350,646	350,646	—	345,885	4,761
Investment securities - HTM	18,302	18,018	—	1,934	16,084
Equity securities at fair value	2,434	2,434	2,434	—	—
Nonmarketable equity securities	13,951	13,951	—	13,951	—
Loans, net of allowance	2,127,743	2,014,479	—	—	2,014,479
Interest rate swaps - gross assets	15,322	15,322	—	15,322	—

Financial liabilities:
Deposits, noninterest-bearing	$437,734	$437,734	$—	$437,734	$—
Deposits, interest-bearing	1,849,674	1,794,856	—	—	1,794,856
Borrowings under BTFP and repurchase agreements	121,994	122,029	—	122,029	—
FHLB long-term advances	63,500	63,665	—	—	63,665
Junior subordinated debt	8,709	8,709	—	—	8,709
Subordinated debt	37,000	35,602	—	35,602	—
Interest rate swaps - gross liabilities	15,322	15,322	—	15,322	—

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Income tax expense	$784	$585	$2,993	$2,968
Effective tax rate	12.7%	17.4%	17.5%	18.4%

During the third quarter of 2024, the Company revised its estimated 2024 annual effective tax rate to account for the projected increase in nontaxable income from BOLI in the fourth quarter of approximately $3.1 million upon receipt of death benefit proceeds.  During the first quarter of 2024, the Company surrendered approximately $8.4 million of BOLI contracts and reinvested the proceeds in higher yielding policies, which resulted in $0.3 million of income tax expense. The restructuring had an expected earn-back period of just over one year.

For the three months ended September 30, 2024 , the effective tax rate differed from the statutory tax rate of 21% primarily due to the revision of the estimated 2024 annual effective tax rate, discussed above,  tax-exempt interest income earned on certain loans and investment securities and income from BOLI. For the  nine months ended September 30, 2024 , the effective tax rate differed from the statutory tax rate of 21% primarily due to the revision of the estimated 2024 annual effective tax rate, discussed above,  tax-exempt interest income earned on certain loans and investment securities and income from BOLI, partially offset by the surrender of BOLI contracts.  For the three and nine months ended September 30, 2023, the effective tax rate differed from the statutory tax rate of 21% primarily due to  tax-exempt interest income earned on certain loans and investment securities and income from BOLI.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for credit losses on loans. The reserve for unfunded loan commitments was $0.2 million and $0.3 million at  September 30, 2024 and  December 31, 2023, respectively, and is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets.

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

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	September 30, 2024	December 31, 2023
Loan commitments	$439,016	$413,019
Standby letters of credit	15,338	17,844

Additionally, at September 30, 2024, the Company had unfunded commitments of $1.2 million for its investments in SBIC qualified funds and other investment funds.

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

Quantitative information regarding the Company’s operating leases is presented below as of and for the nine months ended September 30, 2024 and 2023 (dollars in thousands).

	September 30,
	2024	2023
Total operating lease cost	$331	$332
Weighted-average remaining lease term (in years)	6.0	7.3
Weighted-average discount rate	3.3%	3.1%

At both  September 30, 2024 and  December 31, 2023, the Company’s operating lease ROU assets were $2.1 million, and the Company’s related operating lease liabilities were $2.2 million. The Company’s operating leases have remaining terms ranging from one to seven years, including extension options if the Company is reasonably certain they will be exercised.

Future minimum lease payments due under non-cancelable operating leases at September 30, 2024 are presented below (dollars in thousands).

Remainder of 2024	$112
2025	449
2026	401
2027	404
2028	405
Thereafter	687
Total	$2,458

At September 30, 2024, the Company had not entered into any material leases that have not yet commenced.

The Bank owns its corporate headquarters building, the first floor of which is occupied by multiple tenants. The Bank, as lessor, also leases a portion of one of its branch locations and a former stand-alone ATM location. All tenant leases are operating leases. The Bank, as lessor, recognized lease income of $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2024 and 2023, respectively.

On January 27, 2023, the Bank completed the sale of certain assets, deposits and other liabilities associated with the Alice and Victoria, Texas branch locations to First Community Bank. Upon the completion of the sale, the Bank recorded $0.3 million of occupancy expense to terminate the remaining contractually obligated lease payments due under non-cancelable operating leases.

NOTE 13. SUBSEQUENT EVENTS

During the fourth quarter of 2024, the Company received BOLI death benefit proceeds totaling $5.5 million and recorded $3.1 million in nontaxable income from BOLI.

Management has evaluated all subsequent events and transactions that occurred after  September 30, 2024 up through the date that the financial statements were available to be issued and determined that any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

Through the Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals, and small to medium-sized businesses. Our primary areas of operation are south Louisiana, including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; southeast Texas, primarily Houston and its surrounding area; and Alabama, including York and Oxford and their surrounding areas. At September 30, 2024, we operated 28 full service branches comprised of 20 full service branches in Louisiana, two full service branches in Texas, and six full service branches in Alabama. Our Bank commenced operations in 2006, and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter and its name changed to Investar Bank, National Association.

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

Certain Events That Affect Period-over-Period Comparability

Changing Inflation and Interest Rates. During the entirety of 2021, the federal funds target rate was 0% to 0.25%, and it remained at that rate until March 2022. Inflation increased rapidly during 2021 through June 2022. Since June 2022, the rate of inflation generally has declined; however, it has remained above the Federal Reserve’s target inflation rate of 2% through November 5, 2024. In response, the Federal Reserve raised the federal funds target rate multiple times from March 2022 through July 2023. Through these incremental increases to the target rate, the Federal Reserve raised, on a cumulative basis, the target rate from 0% to 0.25% by 525 basis points to 5.25% to 5.50%. During the first nine months of 2023, the Federal Reserve raised the federal funds target rate four times, from 4.25% to 4.50%, to 5.25% to 5.50% where it remained until September 2024 when the Federal Reserve reduced the federal funds target rate by 50 basis points to 4.75% to 5.00%.

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

In response to the disruptions and related publicity, we formed an internal task force that included members of our ALCO. The task force met frequently to review our liquidity position and liquidity sources, and oversaw the Bank’s process to qualify for the BTFP. In addition, we took steps to inform our customers about our financial position, liquidity and insured deposit products. During the second quarter of 2023, we utilized the BTFP and reduced FHLB advances. The Bank utilized this source of funding due to its lower rate, the ability to prepay the obligations without penalty, and as a means to lock in funding. During the fourth quarter of 2023 and again in the first quarter of 2024, the Bank refinanced its BTFP borrowings with new borrowings under the program due to more favorable rates. The Federal Reserve ceased making new loans under the BTFP on March 11, 2024. During the third quarter of 2024, we began paying down borrowings under the BTFP. As of September 30, 2024, estimated uninsured deposits represented approximately 33% of our total deposits. For additional information, see “Discussion and Analysis of Financial Condition – Deposits, Borrowings, Liquidity and Capital Resources” and our Annual Report, Part II. Item 1A. Risk Factors.

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

Branch Closures. We closed one branch in Central, Louisiana in March 2023 and one branch in Anniston, Alabama in January 2024.

COVID-19 Pandemic. The COVID-19 pandemic and related governmental control measures severely disrupted financial markets and overall economic conditions in 2020 and 2021. While the impact of the pandemic and the associated uncertainties remained in 2022 and 2023, there was significant progress made with COVID-19 vaccination levels, which resulted in the easing of restrictive measures in the U.S. At the same time, many industries experienced supply chain disruptions and labor shortages. Inflation increased significantly during 2021 and 2022, and in response the Federal Reserve raised the federal funds target rate multiple times in 2022 and 2023, as discussed above. On April 10, 2023, the COVID-19 national emergency was ended by Congress, and the national public health emergency ended on May 11, 2023.

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

Legal Settlement. During the third quarter of 2024, we recorded noninterest income of $1.1 million from a legal settlement related to a lending relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

BOLI Death Benefit Proceeds. The third quarter 2024 effective tax rate reflects a revision to our estimated 2024 annual effective tax rate to account for our projected increase in nontaxable income from BOLI in the fourth quarter of 2024 of approximately $3.1 million upon receipt of death benefit proceeds.

Overview of Financial Condition and Results of Operations

For the nine months ended September 30, 2024, net income was $14.1 million, or $1.43 per diluted common share, compared to net income of $13.1 million, or $1.33, per diluted common share for the nine months ended September 30, 2023. Net income increased primarily due to a $4.3 million increase in noninterest income and a $0.2 million decrease in noninterest expense, partially offset by a $3.8 million decrease in net interest income. In addition, we recorded a negative provision for credit losses of $2.8 million in the nine months ended September 30, 2024 compared to $2.5 million for the comparable prior period. The decrease in net interest income was a result of a $15.6 million increase in interest expense partially offset by an $11.8 million increase in interest income, as we experienced margin compression due to higher market interest rates. The increase in noninterest income is mainly attributable to a gain on sale or disposition of fixed assets of $0.4 million during the nine months ended September 30, 2024, primarily resulting from the closure of one branch in the Alabama market, compared to a loss on sale or disposition of fixed assets of $1.3 million recorded during the nine months ended September 30, 2023, primarily resulting from the sale of the Alice and Victoria, Texas branches, the disposition of ATMs and a reclassification of bank premises and equipment to other real estate owned. In addition, we recorded noninterest income from a legal settlement of $1.1 million during the nine months ended September 30, 2024 related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. We also recorded a gain on sale of other real estate owned of $0.7 million during the nine months ended September 30, 2024, primarily related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida, compared to a loss on sale of other real estate owned of $0.1 million recorded during the nine months ended September 30, 2023. Noninterest expense for the nine months ended September 30, 2024 included a $0.5 million gain on early extinguishment of subordinated debt and for the comparable prior period included $0.7 million in expenses as a result of the sale of the Alice and Victoria, Texas branches. At September 30, 2024, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations. Other key components of our performance for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 are summarized below.

●	Credit quality metrics improved as nonperforming loans were 0.19% of total loans at September 30, 2024 compared to 0.26% at December 31, 2023.

●	Return on average assets increased to 0.68% for the nine months ended September 30, 2024, compared to 0.64% for the nine months ended September 30, 2023. Return on average equity was 8.16% for the nine months ended September 30, 2024, compared to 7.97% for the nine months ended September 30, 2023.

●	Book value per share reached a record high of $24.98 at September 30, 2024.

●

Total deposits increased $31.7 million, or 1.4%, to $2.29 billion at September 30, 2024, compared to $2.26 billion at December 31, 2023. Noninterest-bearing deposits decreased $11.0 million, or 2.5%, to $437.7 million at September 30, 2024, compared to $448.8 million at December 31, 2023. As of September 30, 2024, estimated uninsured deposits represented approximately 33% of our total deposits.

●	Total loans decreased $54.8 million, or 2.5%, to $2.16 billion at September 30, 2024, compared to $2.21 billion at December 31, 2023.

●	Net interest income for the nine months ended September 30, 2024 was $52.3 million, a decrease of $3.8 million, or 6.7%, compared to $56.0 million for the nine months ended September 30, 2023, driven primarily by an increase in the rates paid on interest-bearing deposits, partially offset primarily by an increase in the yield earned on loans.

●	During the nine months ended September 30, 2024, our net interest margin was 2.63%, compared to 2.87% for the nine months ended September 30, 2023.

●	During the nine months ended September 30, 2024, we repurchased $8.0 million in principal amount of our subordinated debt.

●

During the nine months ended September 30, 2024, we paid $0.3 million to repurchase 18,621 shares of common stock, compared to $2.7 million to repurchase 190,682 shares of common stock during the nine months ended September 30, 2023. We paid $2.9 million in cash dividends on our common stock during both the nine months ended September 30, 2024 and the nine months ended September 30, 2023.

●

Accumulated other comprehensive loss decreased $6.6 million, or 14.6%, to $38.5 million at September 30, 2024, compared to $45.1 million at December 31, 2023 primarily due to an increase in the fair value of our AFS securities portfolio.

Discussion and Analysis of Financial Condition

Loans

General. Loans constitute our most significant asset, comprising 77% and 79% of our total assets at September 30, 2024 and December 31, 2023, respectively. Total loans decreased $54.8 million, or 2.5%, to $2.16 billion at September 30, 2024, compared to $2.21 billion at December 31, 2023. The decrease in loans was primarily the result of lower demand and loan amortization. Given the high interest rate environment, we are emphasizing origination of high margin loans that promote long-term profitability and proactively exiting credit relationships that do not fit this strategy.

The table below sets forth the balance of loans outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	September 30, 2024		December 31, 2023
		Percentage of		Percentage of
	Amount	Total Loans	Amount	Total Loans
Construction and development	$166,954	7.7%	$190,371	8.6%
1-4 Family	403,097	18.7	413,786	18.7
Multifamily	85,283	4.0	105,946	4.8
Farmland	7,173	0.3	7,651	0.4
Commercial real estate
Owner-occupied(1)	467,467	21.7	449,610	20.3
Nonowner-occupied	499,274	23.2	488,098	22.1
Total mortgage loans on real estate	1,629,248	75.6	1,655,462	74.9
Commercial and industrial(1)	515,273	23.9	543,421	24.6
Consumer	11,325	0.5	11,736	0.5
Total loans	$2,155,846	100%	$2,210,619	100%

(1)	The Company's business lending portfolio consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans.

At September 30, 2024, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $982.7 million, a decrease of $10.3 million, or 1.0%, compared to $993.0 million at December 31, 2023. The decrease in the business lending portfolio is primarily driven by loan amortization partially offset by conversions of construction and development loans to owner-occupied loans upon completion of construction. We experienced an $11.2 million increase in nonowner-occupied loans primarily due to a reclassification of a $15.9 million multifamily loan to a nonowner-occupied loan and conversions of construction and development loans to nonowner-occupied loans upon completion of construction, partially offset by loan amortization. We experienced a $23.4 million decrease in construction and development loans primarily due to conversions to permanent loans upon completion of construction. Our variable-rate loans as a percentage of total loans increased to 30% at September 30, 2024 compared to 27% at December 31, 2023.

As discussed above, during the third quarter of 2023 we exited the consumer mortgage loan origination business. The consumer mortgage portfolio was approximately $247.2 million and $261.6 million at September 30, 2024 and December 31, 2023, respectively, substantially all of which is included in the 1-4 family category. The remaining loans in the 1-4 family category consisted primarily of second mortgages, home equity loans, home equity lines of credit, and business purpose loans secured by 1-4 family residential real estate.

The following table sets forth loans outstanding at September 30, 2024, which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$130,927	$23,667	$5,141	$3,232	$3,987	$166,954
1-4 Family	68,800	79,447	26,048	19,081	209,721	403,097
Multifamily	13,254	59,509	11,625	—	895	85,283
Farmland	1,554	4,759	860	—	—	7,173
Commercial real estate
Owner-occupied	36,389	128,732	192,346	102,233	7,767	467,467
Nonowner-occupied	58,212	262,384	133,133	45,336	209	499,274
Total mortgage loans on real estate	309,136	558,498	369,153	169,882	222,579	1,629,248
Commercial and industrial	294,978	88,876	71,436	58,714	1,269	515,273
Consumer	3,182	6,531	1,245	279	88	11,325
Total loans	$607,296	$653,905	$441,834	$228,875	$223,936	$2,155,846

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2024 and December 31, 2023, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowings. Investment securities represented 13% of our total assets and totaled $368.9 million at September 30, 2024, a decrease of $13.4 million, or 3.5%, from $382.4 million at December 31, 2023. The decrease in investment securities at September 30, 2024 compared to December 31, 2023 was driven primarily by a $7.8 million decrease in residential mortgage-backed securities, a $2.8 million decrease in obligations of state and political subdivisions, and a $2.3 million decrease in commercial mortgage-backed securities. Due in large part to higher interest rates and market volatility, net unrealized losses in our AFS investment securities portfolio decreased to $49.0 million at September 30, 2024 compared to $57.4 million at December 31, 2023 primarily due to lower prevailing market interest rates. For additional information, see Note 3. Investment Securities.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	September 30, 2024		December 31, 2023
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$20,125	5.4%	$20,043	5.2%
Obligations of state and political subdivisions	32,094	8.7	34,866	9.1
Corporate bonds	25,699	7.0	26,356	6.9
Residential mortgage-backed securities	226,527	61.4	234,354	61.3
Commercial mortgage-backed securities	64,503	17.5	66,771	17.5
Total	$368,948	100%	$382,390	100%

The investment portfolio consists of AFS and HTM securities. We do not hold any investments classified as trading. We classify debt securities as HTM if management has the positive intent and ability to hold the securities to maturity. HTM debt securities are stated at amortized cost. Securities not classified as HTM are classified as AFS and are stated at fair value. As of September 30, 2024, AFS securities comprised 95% of our total investment securities.

Due to the nature of the investments, current market prices, and the current interest rate environment, we determined that the declines in the fair values of the AFS and HTM securities portfolio were not attributable to credit losses at September 30, 2024 and December 31, 2023. Accordingly, there was no adjustment made to the amortized cost basis. The carrying values of our AFS securities are adjusted for unrealized gains or losses not attributable to credit losses as valuation allowances, and any gains or losses are reported on an after-tax basis as a component of other comprehensive income (loss).

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at September 30, 2024 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$960	4.90%	$2,748	3.75%	$3,000	6.80%	$9,504	5.74%
Residential mortgage-backed securities	—	—	—	—	—	—	2,090	3.10
Available for sale:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	3,456	2.91	11,097	5.93	5,745	5.54	—	—
Obligations of state and political subdivisions	497	2.11	4,394	2.87	6,388	2.11	6,469	2.44
Corporate bonds	5,449	3.77	7,288	4.68	13,335	3.96	2,250	3.00
Residential mortgage-backed securities	—	—	—	—	4,547	2.85	257,080	2.28
Commercial mortgage-backed securities	13	4.20	5,152	4.29	1,674	2.55	64,781	3.65
	$10,375		$30,679		$34,689		$342,174

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt obligations have been computed on a fully tax equivalent basis assuming a federal tax rate of 21%.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at September 30, 2024 and December 31, 2023 (dollars in thousands).

	September 30, 2024		December 31, 2023
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$437,734	19.1%	$448,752	19.9%
Interest-bearing demand deposits	500,345	21.9	489,604	21.7
Money market deposits	196,710	8.6	179,366	8.0
Savings deposits	128,241	5.6	137,606	6.1
Brokered time deposits	271,684	11.9	269,102	11.9
Time deposits	752,694	32.9	731,297	32.4
Total deposits	$2,287,408	100%	$2,255,727	100%

Total deposits were $2.29 billion at September 30, 2024, an increase of $31.7 million, or 1.4%, compared to $2.26 billion at December 31, 2023. The increase in interest-bearing demand deposits, money market deposits, and time deposits at September 30, 2024 compared to December 31, 2023 is primarily the result of organic growth. The decrease in noninterest-bearing demand deposits and savings deposits at September 30, 2024 compared to December 31, 2023 is primarily the result of customers drawing down on their existing deposit accounts and shifts into interest-bearing deposit products with higher rates. Brokered time deposits increased to $271.7 million at September 30, 2024 from $269.1 million at December 31, 2023. We utilize brokered time deposits with laddered maturities, entirely in denominations of less than $250,000, to secure fixed cost funding and reduce short-term borrowings. At September 30, 2024, the balance of brokered time deposits remained below 10% of total assets, and the remaining weighted average duration was approximately nine months with a weighted average rate of 5.07%.

Borrowings

At September 30, 2024, total borrowings include securities sold under agreements to repurchase, FHLB advances, borrowings under the BTFP, subordinated debt issued in 2019 and 2022, and junior subordinated debentures assumed through acquisitions.

We had $13.0 million of securities sold under agreements to repurchase at September 30, 2024 and $8.6 million at December 31, 2023. Our advances from the FHLB were $63.5 million at September 30, 2024, an increase of $40.0 million, compared to FHLB advances of $23.5 million at December 31, 2023. Based on original maturities, at September 30, 2024 and December 31, 2023, all of our FHLB advances were long-term. FHLB advances are used to fund new loan and investment activity that is not funded by deposits or other borrowings.

On March 12, 2023, the Federal Reserve established the BTFP. The BTFP is a one-year program which provides additional liquidity through borrowings for a term of up to one year secured by the pledging of certain qualifying securities and other assets valued at par. Beginning in the second quarter of 2023, we utilized the BTFP to secure fixed rate funding for a one-year term and reduce short-term FHLB advances, which are priced daily. We utilized this source of funding due to its lower rate and the ability to prepay the obligations without penalty. The rates on the borrowings under the BTFP are fixed for one year from the day each borrowing is made. During the fourth quarter of 2023 and again in the first quarter of 2024, we refinanced all of our borrowings under the BTFP with new loans under the BTFP with a one-year term due to more favorable rates. At September 30, 2024, outstanding borrowings under the BTFP were $109.0 million with a weighted average rate of 4.76% compared to $212.5 million at December 31, 2023 with a weighted average rate of 4.83%. The BTFP ceased making new loans as scheduled on March 11, 2024.

Typically, the main source of our short-term borrowings are advances from the FHLB. The rate charged for these advances is directly tied to the Federal Reserve’s federal funds target rate. As previously discussed, the Federal Reserve raised the federal funds target rate multiple times in 2022 and 2023 and reduced the federal funds target rate in September 2024. At September 30, 2024, the federal funds target rate was 4.75% to 5.00%.

The average balances and cost of short-term borrowings for the nine months ended September 30, 2024 and 2023 are summarized in the table below (dollars in thousands).

	Average Balances		Average Balances		Cost of Short-term Borrowings		Cost of Short-term Borrowings
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Federal funds purchased and short-term FHLB advances	$—	$56	$3,789	$165,893	—%	6.28%	5.53%	4.93%
Borrowings under BTFP	198,239	235,800	219,133	106,036	4.76	5.11	4.78	5.10
Securities sold under agreements to repurchase	9,300	6,507	7,844	2,871	0.75	0.13	0.58	0.13
Total short-term borrowings	$207,539	$242,363	$230,766	$274,800	4.59%	4.97%	4.65%	4.95%

The carrying value of the subordinated debt was $36.5 million and $44.3 million at September 30, 2024 and December 31, 2023, respectively. We repurchased $5.0 million in principal amount of the 2029 Notes and $3.0 million in principal amount of the 2032 Notes during the nine months ended September 30, 2024. The $8.7 million and $8.6 million in junior subordinated debt at September 30, 2024 and December 31, 2023, respectively, represent the junior subordinated debentures that we assumed through acquisitions.

For a description of the 2032 Notes and 2029 Notes, see our Annual Report, Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion and Analysis of Financial Condition – Borrowings – 2032 Notes and 2029 Notes” and Note 10 to the financial statements included in such report.

Stockholders’ Equity

Stockholders’ equity was $245.5 million at September 30, 2024, an increase of $18.8 million compared to December 31, 2023. The increase is primarily attributable to $14.1 million of net income for the nine months ended September 30, 2024 and a $6.6 million decrease in accumulated other comprehensive loss due to an increase in the fair value of the Bank’s AFS securities portfolio, partially offset by $3.0 million in dividends declared and $0.3 million for share repurchases.

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

The primary factors affecting net interest margin are changes in interest rates, competition, and the shape of the interest rate yield curve. The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the federal funds target rate four times during the first nine months of 2023, from 4.25% to 4.50%, to 5.25% to 5.50% where it remained until September 2024 when the Federal Reserve reduced the federal funds target rate by 50 basis points to 4.75% to 5.00%. For additional discussion, see Certain Events That Affect Period-over-Period Comparability – Changing Inflation and Interest Rates.

Three months ended September 30, 2024 vs. three months ended September 30, 2023. Net interest income increased 2.2% to $17.9 million for the three months ended September 30, 2024 compared to $17.5 million for the same period in 2023. The increase is primarily due to an increase in the yield earned on, and the average balance of loans, and a lower average balance of, and a decrease in rates paid on, short-term borrowings, partially offset primarily by an increase in the rates paid on deposits and an increase in average balance of brokered time deposits. Average loans increased $86.8 million primarily due to the purchase of commercial and industrial revolving lines of credit with an unpaid principal balance of $127.0 million in the fourth quarter of 2023, partially offset by loan amortization, which, in addition to higher loan yields, resulted in a $3.9 million increase in interest income on loans compared to the same period in 2023. Average short-term borrowings decreased $34.8 million, as we paid down borrowings under the BTFP. The lower average balance of, and a decrease in rates paid on, short-term borrowings resulted in a $0.6 million decrease in interest expense compared to the same period in 2023. Our yield on interest-earning assets increased as did our rate paid on interest-bearing liabilities primarily as a result of the overall increase in prevailing interest rates. An increase in rates paid on time deposits resulted in a $1.4 million increase in interest expense compared to the same period in 2023. Average brokered time deposits were $255.1 million during the three months ended September 30, 2024 compared to $159.2 million during the three months ended September 30, 2023, which, combined with an increase in rates, resulted in a $1.3 million increase in interest expense compared to the same period in 2023. Average interest-bearing demand deposits increased $8.2 million, which, combined with an increase in rates, resulted in a $1.0 million increase in interest expense compared to the same period in 2023. Average noninterest-bearing deposits decreased $29.4 million.

Interest income was $36.8 million for the three months ended September 30, 2024, compared to $33.2 million for the same period in 2023. Loan interest income made up substantially all of our interest income for the three months ended September 30, 2024 and 2023, although interest on investment securities contributed 8.1% of interest income during the third quarter of 2024 compared to 9.9% during the third quarter of 2023. Of the $3.7 million increase in interest income, an increase of $2.5 million can be attributed to an increase in the yield earned on interest-earning assets, and an increase in interest income of $1.1 million can be attributed to the change in the volume of interest-earnings assets. The overall yield on interest-earning assets was 5.51% and 5.05% for the three months ended September 30, 2024 and 2023, respectively. The loan portfolio yielded 6.04% and 5.53% for the three months ended September 30, 2024 and September 30, 2023, respectively, while the yield on the investment portfolio was 2.82% for the three months ended September 30, 2024 compared to 2.77% for the three months ended September 30, 2023. The increase in the overall yield on interest-earning assets compared to the quarter ended September 30, 2023 was primarily driven by a 51 basis point increase in the yield on the loan portfolio and a five basis point increase in the yield on the investment securities portfolio.

Interest expense was $19.0 million for the three months ended September 30, 2024, an increase of $3.3 million compared to interest expense of $15.7 million for the three months ended September 30, 2023. An increase of $2.5 million resulted from the increase in the cost of interest-bearing liabilities, primarily time deposits and interest-bearing demand deposits. An increase in interest expense of $0.8 million resulted from an increase in volume of interest-bearing liabilities, primarily brokered time deposits. We utilized shorter term brokered time deposits, which were laddered to provide flexibility, to fund a portion of the purchase of commercial and industrial revolving lines of credit in the second half of 2023. Average interest-bearing liabilities increased $66.7 million for the three months ended September 30, 2024 compared to the same period in 2023, as average interest-bearing deposits increased by $105.9 million. As discussed above, average short-term borrowings decreased by $34.8 million. Average long-term borrowings decreased by $4.4 million due to our repurchases of a portion of our subordinated debt during the first half of 2024. We offered higher rates on our interest-bearing products during the third quarter of 2024 compared to the third quarter of 2023 due to higher prevailing market interest rates and in order to remain competitive in our markets. The cost of deposits increased 72 basis points to 3.45% for the three months ended September 30, 2024 compared to 2.73% for the three months ended September 30, 2023 as a result of an increase in rates paid for interest-bearing demand deposits and time deposits and a higher average balance of brokered time deposits. The cost of interest-bearing liabilities increased 54 basis points to 3.61% for the three months ended September 30, 2024 compared to 3.07% for the same period in 2023, primarily due to an increase in the cost and higher average balance of deposits, partially offset by a lower average balance of, and rates paid on, short-term borrowings.

Net interest margin was 2.67% for the three months ended September 30, 2024, an increase of one basis point from 2.66% for the three months ended September 30, 2023. The increase in net interest margin was primarily driven by an increase in the average balance of loans and a 46 basis point increase in the yield on interest-earning assets partially offset by a 54 basis point increase in the cost of interest-bearing liabilities.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended September 30, 2024 and 2023. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended September 30,
	2024			2023
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$2,159,412	$32,764	6.04%	$2,072,617	$28,892	5.53%
Securities:
Taxable	396,254	2,755	2.77	442,556	3,055	2.74
Tax-exempt	24,552	228	3.68	25,493	216	3.35
Interest-earning balances with banks	79,793	1,101	5.49	63,171	997	6.26
Total interest-earning assets	2,660,011	36,848	5.51	2,603,837	33,160	5.05
Cash and due from banks	26,121			27,734
Intangible assets	41,927			42,595
Other assets	97,704			92,108
Allowance for credit losses	(28,794)			(29,916)
Total assets	$2,796,969			$2,736,358
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$676,946	$3,440	2.02%	$668,732	$2,462	1.46%
Savings deposits	127,536	366	1.14	130,262	179	0.54
Brokered time deposits	255,076	3,335	5.20	159,244	1,990	4.96
Time deposits	754,217	8,588	4.53	749,610	7,102	3.76
Total interest-bearing deposits	1,813,775	15,729	3.45	1,707,848	11,733	2.73
Short-term borrowings(2)	207,539	2,396	4.59	242,363	3,039	4.97
Long-term debt	71,946	867	4.79	76,376	919	4.77
Total interest-bearing liabilities	2,093,260	18,992	3.61	2,026,587	15,691	3.07
Noninterest-bearing deposits	433,126			462,525
Other liabilities	31,805			26,853
Stockholders’ equity	238,778			220,393
Total liabilities and stockholders’ equity	$2,796,969			$2,736,358
Net interest income/net interest margin		$17,856	2.67%		$17,469	2.66%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Three months ended September 30, 2024 vs.
	Three months ended September 30, 2023
	Volume	Rate	Net(1)
Interest income:
Loans	$1,210	$2,662	$3,872
Securities:
Taxable	(319)	19	(300)
Tax-exempt	(8)	20	12
Interest-earning balances with banks	262	(158)	104
Total interest-earning assets	1,145	2,543	3,688
Interest expense:
Interest-bearing demand deposits	30	948	978
Savings deposits	(4)	191	187
Brokered time deposits	1,198	147	1,345
Time deposits	44	1,442	1,486
Short-term borrowings	(437)	(206)	(643)
Long-term debt	(53)	1	(52)
Total interest-bearing liabilities	778	2,523	3,301
Change in net interest income	$367	$20	$387

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

Nine months ended September 30, 2024 vs. nine months ended September 30, 2023. Net interest income decreased 6.7% to $52.3 million for the nine months ended September 30, 2024 compared to $56.0 million for the same period in 2023. The decrease is primarily due to an increase in the rates paid on deposits and an increase in the average balance of time deposits and brokered time deposits, partially offset primarily by an increase in the yield earned on and the average balance of loans and a lower average balance of, and rates paid on, short-term borrowings. Average time deposits increased $58.9 million primarily due to organic growth and customer funds migrating from other deposit categories due to higher rates offered, which, combined with an increase in rates, resulted in an $8.4 million increase in interest expense compared to the same period in 2023. Average brokered time deposits were $250.9 million during the nine months ended September 30, 2024 compared to $126.2 million during the nine months ended September 30, 2023, which, combined with an increase in rates, resulted in a $5.1 million increase in interest expense compared to the same period in 2023. Average interest-bearing demand deposits decreased $23.7 million, but an increase in rates led to a $3.6 million increase in interest expense compared to the same period in 2023. Average noninterest-bearing deposits decreased $71.6 million. Average loans increased $82.2 million primarily due to the purchase of commercial and industrial revolving lines of credit in the second half of 2023, partially offset by loan amortization, which, in addition to higher loan yields, resulted in a $12.3 million increase in interest income on loans compared to the same period in 2023. Average taxable investment securities decreased $50.6 million primarily due to sales and maturities of AFS investment securities, which resulted in a $1.0 million decrease in interest income on taxable investment securities compared to the same period in 2023. Average short-term borrowings decreased $44.0 million, as we reduced our average short-term FHLB advances by $161.7 million and increased our average borrowings under the BTFP by $113.1 million. The lower average balance of, and a decrease in rates paid on, short-term borrowings resulted in a $2.1 million decrease in interest expense compared to the same period in 2023. Our yield on interest-earning assets increased as did our rate paid on interest-bearing liabilities primarily as a result of the overall increase in prevailing interest rates.

Interest income was $108.4 million for the nine months ended September 30, 2024, compared to $96.5 million for the same period in 2023. Loan interest income made up substantially all of our interest income for the nine months ended September 30, 2024 and 2023, although interest on investment securities contributed 8.3% of interest income during the nine months ended September 30, 2024, compared to 10.2% during the same period in 2023. Of the $11.8 million increase in interest income, an increase of $8.9 million can be attributed to an increase in the yield earned on interest-earning assets, and an increase in interest income of $2.9 million can be attributed to the change in the volume of interest-earnings assets. The overall yield on interest-earning assets was 5.45% and 4.94% for the nine months ended September 30, 2024 and 2023, respectively. The loan portfolio yielded 5.96% and 5.42% for the nine months ended September 30, 2024 and September 30, 2023, respectively, while the yield on the investment portfolio was 2.81% for the nine months ended September 30, 2024 compared to 2.78% for the nine months ended September 30, 2023. The increase in the overall yield on interest-earning assets compared to the quarter ended September 30, 2023 was primarily driven by a 54 basis point increase in the yield on the loan portfolio and a three basis point increase in the yield on the investment securities portfolio.

Interest expense was $56.1 million for the nine months ended September 30, 2024, an increase of $15.6 million compared to interest expense of $40.5 million for the nine months ended September 30, 2023. An increase of $11.8 million resulted from the increase in the cost of interest-bearing liabilities, primarily time deposits and interest-bearing demand deposits. An increase in interest expense of $3.8 million resulted from an increase in volume of interest-bearing liabilities, primarily brokered time deposits and time deposits. We utilized shorter term brokered time deposits, which were laddered to provide flexibility, to fund a portion of the purchase of commercial and industrial revolving lines of credit in the second half of 2023. Average interest-bearing liabilities increased $100.0 million for the nine months ended September 30, 2024 compared to the same period in 2023, as average interest-bearing deposits increased by $155.9 million. As discussed above, average short-term borrowings decreased by $44.0 million. Average long-term borrowings decreased by $11.9 million primarily due to our repurchases of a portion of our subordinated debt during the first half of 2024 and maturities of FHLB advances. We offered higher rates on our interest-bearing products during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to higher prevailing market interest rates and in order to remain competitive in our markets. The cost of deposits increased 114 basis points to 3.38% for the nine months ended September 30, 2024 compared to 2.24% for the nine months ended September 30, 2023 primarily as a result of increases in both the average balance of, and rates paid for, time deposits and brokered time deposits, and an increase in rates paid for interest-bearing demand deposits. The cost of interest-bearing liabilities increased 86 basis points to 3.57% for the nine months ended September 30, 2024 compared to 2.71% for the same period in 2023, primarily due to an increase in the cost and higher average balance of deposits, partially offset by a lower average balance of and cost of short-term borrowings.

Net interest margin was 2.63% for the nine months ended September 30, 2024, a decrease of 24 basis points from 2.87% for the nine months ended September 30, 2023. The decrease in net interest margin was primarily driven by an 86 basis point increase in the cost of interest-bearing liabilities partially offset by a 51 basis point increase in the yield on interest-earning assets.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the nine months ended September 30, 2024 and 2023. Averages presented in the table below are daily averages (dollars in thousands).

	Nine months ended September 30,
	2024			2023
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$2,174,502	$97,060	5.96%	$2,092,337	$84,764	5.42%
Securities:
Taxable	403,442	8,338	2.76	454,080	9,402	2.77
Tax-exempt	25,022	680	3.63	19,774	440	2.97
Interest-earning balances with banks	54,641	2,282	5.58	43,803	1,927	5.88
Total interest-earning assets	2,657,607	108,360	5.45	2,609,994	96,533	4.94
Cash and due from banks	26,114			29,792
Intangible assets	42,083			42,789
Other assets	94,496			87,813
Allowance for credit losses	(29,295)			(30,269)
Total assets	$2,791,005			$2,740,119
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$672,047	$9,689	1.93%	$695,697	$6,068	1.17%
Savings deposits	130,438	1,046	1.07	134,403	217	0.22
Brokered time deposits	250,864	9,776	5.21	126,238	4,634	4.91
Time deposits	743,489	24,928	4.48	684,552	16,569	3.24
Total interest-bearing deposits	1,796,838	45,439	3.38	1,640,890	27,488	2.24
Short-term borrowings(2)	230,766	8,027	4.65	274,800	10,173	4.95
Long-term debt	73,135	2,624	4.79	85,006	2,843	4.47
Total interest-bearing liabilities	2,100,739	56,090	3.57	2,000,696	40,504	2.71
Noninterest-bearing deposits	429,090			500,728
Other liabilities	29,482			18,155
Stockholders’ equity	231,694			220,540
Total liabilities and stockholders’ equity	$2,791,005			$2,740,119
Net interest income/net interest margin		$52,270	2.63%		$56,029	2.87%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Nine months ended September 30, 2024 vs.
	Nine months ended September 30, 2023
	Volume	Rate	Net(1)
Interest income:
Loans	$3,329	$8,967	$12,296
Securities:
Taxable	(1,049)	(16)	(1,065)
Tax-exempt	117	124	241
Interest-earning balances with banks	477	(122)	355
Total interest-earning assets	2,874	8,953	11,827
Interest expense:
Interest-bearing demand deposits	(206)	3,827	3,621
Savings deposits	(7)	836	829
Brokered time deposits	4,575	567	5,142
Time deposits	1,427	6,932	8,359
Short-term borrowings	(1,630)	(516)	(2,146)
Long-term debt	(397)	178	(219)
Total interest-bearing liabilities	3,762	11,824	15,586
Change in net interest income	$(888)	$(2,871)	$(3,759)

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

Noninterest Income

Noninterest income includes, among other things, service charges on deposit accounts, gains and losses on call or sale of investment securities, gains and losses on sale or disposition of fixed assets, gains and losses on sale of other real estate owned, gains on sale of loans, interchange fees, income from BOLI, changes in the fair value of equity securities, and income from a legal settlement. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.

Three months ended September 30, 2024 vs. three months ended September 30, 2023. Total noninterest income increased $1.9 million, or 116.5%, to $3.5 million for the three months ended September 30, 2024 compared to $1.6 million for the three months ended September 30, 2023. The increase in noninterest income was primarily attributable to $1.1 million in income from a legal settlement recorded in the third quarter of 2024 related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida, a $0.4 million decrease in the loss on sale or disposition of fixed assets, a $0.2 million increase in the change in fair value of equity securities, a $0.1 million increase in income from BOLI, and a $0.2 million increase in other operating income. The decrease in the loss on sale or disposition of fixed assets resulted primarily from the disposition of ATMs and a reclassification of bank premises and equipment to other real estate owned during the third quarter of 2023. The increase in other operating income is primarily attributable to a $0.2 million increase in the change in the net asset value of other investments.

Nine months ended September 30, 2024 vs. nine months ended September 30, 2023. Total noninterest income increased $4.3 million, or 89.0%, to $9.0 million for the nine months ended September 30, 2024 compared to $4.8 million for the nine months ended September 30, 2023. The increase in noninterest income was primarily attributable to a $1.7 million increase in gain (loss) on sale or disposition of fixed assets, $1.1 million in income from a legal settlement recorded in the third quarter of 2024, discussed above, a $0.8 million increase in the gain on sale of other real estate owned, a $0.3 million increase in the change in fair value of equity securities, a $0.3 million increase in income from BOLI, and a $0.4 million increase in other operating income, partially offset by a $0.4 million loss on call or sale of investment securities. During the nine months ended September 30, 2024, there was a gain on sale or disposition of fixed assets of $0.4 million resulting from the closure of one branch in the Alabama market compared to a loss on sale or disposition of fixed assets of $1.3 million as a result of the sale of the Alice and Victoria, Texas branches, the disposition of ATMS and a reclassification of bank premises and equipment to other real estate owned during the nine months ended September 30, 2023. The increase in the gain on sale of other real estate owned resulted primarily from the sale of a property during the second quarter of 2024 related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. The increase in other operating income is primarily attributable to a $0.3 million increase in derivative fee income and a $0.2 million increase in the change in net asset value of other investments, partially offset by a $0.1 million decrease in distributions from other investments.

We project that our noninterest income in the fourth quarter of 2024 will include approximately $3.1 million in nontaxable income from BOLI upon receipt of death benefit proceeds.

Noninterest Expense

Three months ended September 30, 2024 vs. three months ended September 30, 2023. Total noninterest expense was $16.2 million for the three months ended September 30, 2024, an increase of $0.4 million, or 2.6%, compared to the same period in 2023. The increase was primarily driven by a $0.5 million increase in salaries and employee benefits, partially offset by a $0.1 million decrease in depreciation and amortization. The increase in salaries and employee benefits is primarily due to investment in people with an emphasis on our Texas markets to remix and strengthen our balance sheet and deferred compensation expense, partially offset by a decrease in health insurance claims and severance expense. The decrease in depreciation and amortization is primarily due to the closure of one branch location in the first quarter of 2024. The increase in other operating expense resulted primarily from $0.3 million in collection and repossession expenses related to the income from the legal settlement, discussed above, and a $0.1 million increase in FDIC assessments, partially offset by a $0.2 million decrease in other real estate owned expense, a $0.1 million decrease in branch services expense, and a $0.1 million decrease in bank shares tax.

Nine months ended September 30, 2024 vs. nine months ended September 30, 2023. Total noninterest expense was $47.0 million for the nine months ended September 30, 2024, a decrease of $0.2 million, or 0.5%, compared to the same period in 2023. The decrease was primarily driven by $0.7 million in expenses as a result of the sale of the Alice and Victoria, Texas branches recorded during the nine months ended September 30, 2023. As a result of the sale of the Alice and Victoria, Texas branches, we recorded $0.4 million of occupancy expense to terminate the remaining contractually obligated lease payments, $0.1 million of salaries and employee benefits for severance, $0.1 million of professional fees for legal and consulting services, and $0.1 million of depreciation and amortization to accelerate the amortization of the remaining core deposit intangible. The remaining increase of $0.4 million was primarily attributable to a $0.8 million increase in salaries and employee benefits, a $0.1 million increase in data processing, and a $0.5 million increase in other operating expenses, partially offset by a $0.5 million gain on early extinguishment of subordinated debt recorded during the nine months ended September 30, 2024 and a $0.4 million decrease in depreciation and amortization. The increase in salaries and employee benefits is primarily due to investment in people with an emphasis on our Texas markets to remix and strengthen our balance sheet and deferred compensation expense, partially offset by a decrease in health insurance claims and severance expense. The decrease in depreciation and amortization is primarily due to the sales of the Alice and Victoria, Texas branches in the first quarter of 2023 and the closure of one branch location in the first quarter of 2024. The increase in other operating expense resulted from $0.3 million in collection and repossession expenses related to the income from the legal settlement, discussed above, a $0.2 million increase in write-down of other real estate owned primarily related to a former branch location, and a $0.2 million increase in FDIC assessments, partially offset by a $0.3 million decrease in branch services expense.

Income Tax Expense

Income tax expense for the three months ended September 30, 2024 and 2023 was $0.8 million and $0.6 million, respectively. The effective tax rate for the three months ended September 30, 2024 and 2023 was 12.7% and 17.4%, respectively. Income tax expense for each of the nine months ended September 30, 2024 and 2023 was $3.0 million. The effective tax rate for the nine months ended September 30, 2024 and 2023 was 17.5% and 18.4%, respectively. During the third quarter of 2024, we revised our estimated 2024 annual effective tax rate to account for our projected increase in nontaxable income from BOLI in the fourth quarter of approximately $3.1 million upon receipt of death benefit proceeds. During the first quarter of 2024, we surrendered approximately $8.4 million of BOLI contracts and reinvested the proceeds in higher yielding policies, which resulted in $0.3 million of income tax expense. The restructuring had an expected earn-back period of just over one year.

For the three months ended September 30, 2024, the effective tax rate differed from the statutory tax rate of 21% primarily due to the revision of our estimated 2024 annual effective tax rate, discussed above, tax-exempt interest income earned on certain loans and investment securities and income from BOLI. For the nine months ended September 30, 2024, the effective tax rate differed from the statutory tax rate of 21% primarily due to the revision of our estimated 2024 annual effective tax rate, discussed above, tax-exempt interest income earned on certain loans and investment securities and income from BOLI, partially offset by the surrender of BOLI contracts. For the three and nine months ended September 30, 2023, the effective tax rate differed from the statutory tax rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI.

Risk Management

The primary risks associated with our operations are credit, interest rate and liquidity risk. Changing inflation also presents risk. Credit, inflation and interest rate risk are discussed below, while liquidity risk is discussed in this section under the heading Liquidity and Capital Resources below.

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

At September 30, 2024 and December 31, 2023, there were no loans classified as loss, while there were $0.1 million and no loans, respectively, classified as doubtful, $28.8 million and $12.0 million, respectively, of loans classified as substandard, and $9.8 million and $10.8 million, respectively, of loans classified as special mention. The increase in loans classified as substandard is primarily due to one loan relationship in which $13.8 million of construction and development and commercial real estate loans were downgraded and are still accruing.

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

Allowance for Credit Losses. Effective January 1, 2023, we adopted ASU 2016-13, which uses the CECL accounting methodology for the allowance for credit losses. Upon adoption, we recorded a one-time, cumulative effect adjustment to increase the allowance for credit losses by $5.9 million. The allowance for credit losses was $28.1 million and $30.5 million at September 30, 2024 and December 31, 2023, respectively. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired and be adjusted each period through a provision for credit losses for changes in the expected lifetime credit losses. Refer to Note 1. Summary of Significant Accounting Policies – Accounting Standards Adopted in 2023 in the Annual Report for information regarding our adoption of ASU 2016-13.

We maintain a separate allowance for credit losses on unfunded loan commitments, which is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The allowance for credit losses is generally increased by the provision for credit losses and decreased by charge-offs, net of recoveries. The negative provision for credit losses for the three months ended September 30, 2024 was primarily due to net recoveries of $0.4 million, a decrease in total loans, aging of existing loans and an improvement in the economic forecast. The negative provision for credit losses for the nine months ended September 30, 2024 was primarily due to net recoveries, a decrease in total loans, aging of existing loans, an improvement in the economic forecast and, to a lesser extent, the completion of our annual CECL allowance model recalibration, which resulted in lower historical loss rates. The negative provision for credit losses for the three months ended September 30, 2023 was primarily attributable to net recoveries of $0.2 million. The negative provision for credit losses for the nine months ended September 30, 2023 was primarily attributable to recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

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

	September 30, 2024		December 31, 2023
	Allowance for Credit Losses	% of Loans in each Category to Total Loans	Allowance for Credit Losses	% of Loans in each Category to Total Loans
Mortgage loans on real estate:
Construction and development	$1,317	7.7%	$2,471	8.6%
1-4 Family	5,782	18.7	9,129	18.7
Multifamily	1,225	4.0	1,124	4.8
Farmland	8	0.3	2	0.4
Commercial real estate	12,319	44.9	10,691	42.4
Commercial and industrial	7,350	23.9	6,920	24.6
Consumer	102	0.5	203	0.5
Total	$28,103	100%	$30,540	100%

The following table presents the amount of the allowance for credit losses allocated to each loan category as a percentage of total loans as of the dates indicated.

	September 30, 2024	December 31, 2023
Mortgage loans on real estate:
Construction and development	0.06%	0.11%
1-4 Family	0.27	0.41
Multifamily	0.06	0.05
Farmland	—	—
Commercial real estate	0.57	0.49
Commercial and industrial	0.34	0.31
Consumer	—	0.01
Total	1.30%	1.38%

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

The table below reflects the activity in the allowance for credit losses and key ratios for the periods indicated (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Allowance at beginning of period	$28,620	$30,044	$30,540	$24,364
ASU 2016-13 adoption impact	—	—	—	5,865
Provision for credit losses on loans(1)	(906)	(417)	(2,615)	(2,694)
Net recoveries	389	151	178	2,243
Allowance at end of period	$28,103	$29,778	$28,103	$29,778
Total loans - period end	2,155,846	2,103,022	2,155,846	2,103,022
Nonaccrual loans - period end	4,120	5,251	4,120	5,251

Key ratios:
Allowance for credit losses to total loans - period end	1.30%	1.42%	1.30%	1.42%
Allowance for credit losses to nonaccrual loans - period end	682.0%	567.1%	682.0%	567.1%
Nonaccrual loans to total loans - period end	0.19%	0.25%	0.19%	0.25%

(1) For the three months ended September 30, 2024, the $0.9 million negative provision for credit losses on the consolidated statement of income includes a $0.9 million negative provision for loan losses and a $40,000 negative provision for unfunded loan commitments. For the nine months ended September 30, 2024, the $2.8 million negative provision for credit losses on the consolidated statement of income includes a $2.6 million negative provision for loan losses and a $0.2 million negative provision for unfunded loan commitments. For the three months ended September 30, 2023, the $34,000 negative provision for credit losses on the consolidated statement of income includes a $0.4 million negative provision for loan losses and a $0.4 million provision for unfunded loan commitments. For the nine months ended September 30, 2023, the $2.5 million negative provision for credit losses on the consolidated statement of income includes a $2.7 million negative provision for loan losses and a $0.2 million provision for unfunded loan commitments.

The allowance for credit losses to total loans decreased to 1.30% at September 30, 2024 compared to 1.42% at September 30, 2023, and the allowance for credit losses to nonaccrual loans ratio increased to 682.0% at September 30, 2024 compared to 567.1% at September 30, 2023. The decrease in the allowance for credit losses to total loans compared to September 30, 2023 is primarily due to net recoveries, a decrease in total loans, aging of existing loans, an improvement in the economic forecast and, to a lesser extent, the completion of our annual CECL allowance model recalibration, which resulted in lower historical loss rates. The increase in allowance for credit losses to nonaccrual loans compared to September 30, 2023 is primarily due to a decrease in nonaccrual loans. Nonaccrual loans were $4.1 million, or 0.19% of total loans, at September 30, 2024, a decrease of $1.1 million compared to $5.3 million, or 0.25% of total loans, at September 30, 2023. The decrease in nonaccrual loans is primarily due to paydowns.

The following table presents the allocation of net (charge-offs) recoveries by loan category for the periods indicated (dollars in thousands).

	Three months ended September 30,
	2024			2023
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans
Mortgage loans on real estate:
Construction and development	$421	$167,061	(0.25)%	$5	$198,595	(0.00)%
1-4 Family	(35)	410,374	0.01	4	414,490	(0.00)
Multifamily	—	93,404	—	—	80,229	—
Farmland	—	7,386	—	—	8,358	—
Commercial real estate	—	960,567	—	11	967,824	(0.00)
Commercial and industrial	21	509,478	(0.00)	138	390,920	(0.04)
Consumer	(18)	11,142	0.16	(7)	12,201	0.06
Total	$389	$2,159,412	(0.02)%	$151	$2,072,617	(0.01)%

	Nine months ended September 30,
	2024			2023
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans
Mortgage loans on real estate:
Construction and development	$290	$173,967	(0.17)%	$48	$201,657	(0.02)%
1-4 Family	(133)	411,112	0.03	(27)	408,702	0.01
Multifamily	—	100,814	—	—	80,413	—
Farmland	36	7,625	(0.47)	—	9,628	—
Commercial real estate	—	954,006	—	2,218	967,918	(0.23)
Commercial and industrial	44	515,574	(0.01)	143	411,520	(0.03)
Consumer	(59)	11,404	0.52	(139)	12,499	1.11
Total	$178	$2,174,502	(0.01)%	$2,243	$2,092,337	(0.11)%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses on loans. Net charge-offs include recoveries of amounts previously charged off. For the three and nine months ended September 30, 2024, net recoveries were $0.4 million and $0.2 million, or 0.02% and 0.01%, respectively, of the average loan balance for the periods. Net recoveries during the three and nine months ended September 30, 2024 were primarily attributable to construction and development loans. Net recoveries for the three and nine months ended September 30, 2023 were $0.2 million and $2.2 million, or 0.01% and 0.11%, respectively, of the average loan balance for the periods. Net recoveries during the three months ended September 30, 2023 were primarily attributable to commercial and industrial loans. Net recoveries during the nine months ended September 30, 2023 were primarily attributable to recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

Management believes the allowance for credit losses at September 30, 2024 is sufficient to provide adequate protection against losses in our portfolio. However, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to higher inflation and interest rates than anticipated, other unanticipated adverse changes in the economy, unanticipated effects of the current geopolitical and domestic political conflicts, a resurgence of COVID-19, or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

Nonperforming Assets. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal and interest is delinquent for 90 days or more. Additionally, management may elect to continue the accrual when the estimated net available value of collateral is sufficient to cover the principal balance and accrued interest. It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period of repayment performance by the borrower. Nonperforming loans were $4.1 million, or 0.19% of total loans, at September 30, 2024, a decrease of $1.7 million compared to $5.8 million, or 0.26% of total loans, at December 31, 2023. The decrease in nonperforming loans compared to December 31, 2023 is mainly attributable to paydowns.

Loan Modifications to Borrowers Experiencing Financial Difficulty. Occasionally, we modify loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the nine months ended September 30, 2024 and 2023, we did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at fair value at the time of foreclosure, less estimated selling cost. Losses arising at the time of foreclosure of properties are charged to the allowance for credit losses. For the nine months ended September 30, 2024, additions to other real estate owned were $1.8 million, which were primarily driven by transfers of 1-4 family loans to other real estate owned. During the nine months ended September 30, 2024, we recorded a $0.2 million write-down of other real estate owned primarily related to a former branch location based on a third-party appraisal. Other real estate owned with a cost basis of $0.2 million and $1.3 million was sold during the three and nine months ended September 30, 2024, respectively, resulting in a loss of $4,000 and a gain of $0.7 million, respectively, for the periods. For the nine months ended September 30, 2023, additions to other real estate owned were $3.9 million, which were primarily driven by transfers of properties related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. During the nine months ended September 30, 2023, we closed one branch and one stand-alone ITM and transferred the associated land and building from bank premises and equipment to other real estate owned, as we did not intend to use the properties for banking operations. Other real estate owned with a cost basis of $0.1 million and $1.6 million was sold during the three and nine months ended September 30, 2023, respectively, resulting in a gain of $23,000 and a loss of $0.1 million, respectively, for the periods. At September 30, 2024, approximately $0.6 million of loans secured by 1-4 family residential property were in the process of foreclosure.

The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	September 30, 2024	December 31, 2023
1-4 Family	$1,690	$—
Commercial real estate	2,934	4,323
Commercial and industrial	115	115
Total other real estate owned	$4,739	$4,438

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Nine months ended September 30,
	2024	2023
Balance, beginning of period	$4,438	$682
Additions	1,810	3,930
Transfers from bank premises and equipment	—	1,425
Sales of other real estate owned	(1,276)	(1,599)
Write-downs	(233)	—
Balance, end of period	$4,739	$4,438

Impact of Inflation. Inflation reached a near 40-year high in late 2021 primarily due to effects of the COVID-19 pandemic, and continued rising through June 2022. Since June 2022, the rate of inflation has generally declined and, based on information available as of November 5, 2024, is close to the Federal Reserve’s target inflation rate of two percent. In response to higher inflation, the Federal Reserve increased the federal funds target rate during 2022 and 2023 as discussed in Certain Events That Affect Year-over-Year Comparability – Changing Inflation and Interest Rates, which generally increased the amount we earn on our interest-earning assets but also increased the amount we pay on our interest-bearing liabilities as discussed throughout this report. We believe that higher rates resulting from inflation and related factors led to constrained loan demand during 2023 and through September 30, 2024. When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, if the rate of inflation accelerates in the future, this could impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for credit losses resulting from a possible increased default rate. Inflation and related higher rates have led and may continue to lead to lower loan re-financings. Inflation has also increased and may continue to increase the costs of goods and services we purchase, including the costs of salaries and benefits.

As noted above, the rate of inflation has generally declined since June 2022. The Federal Reserve reduced the federal funds target rate by 50 basis points in September of 2024 to 4.75% to 5.00% as of November 5, 2024. Many economists expect the Federal Reserve to further decrease the federal funds target rate during the remainder of 2024. A decrease in the general level of interest rates may lead to, among other things, prepayments on our loan and mortgage-backed securities portfolios as borrowers refinance their loans at lower rates, lower rates on new loans, lower rates on existing variable rate loans and lower yields on investment securities, which may be offset by lower costs of interest-bearing liabilities. If interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Significant fluctuations in interest rates makes our business and balance sheet more challenging to manage. For additional information, see Interest Rate Risk below, and Part I. Item 1A. “Risk Factors – Risks Related to our Business – Increasing and high interest rates in 2022 and 2023 caused interest expense on both deposits and borrowings to increase significantly in 2023; further increases in interest rates could continue to have an adverse effect on our profitability” and “– Inflation and rising prices may continue to adversely affect our results of operations and financial condition,” in our Annual Report.

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, 4-6 months, 7-12 months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At September 30, 2024, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of September 30, 2024
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income(1)
+300	(3.8)%
+200	(2.9)%
+100	(1.3)%
-100	1.4%
-200	2.0%
-300	2.6%

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At both September 30, 2024 and December 31, 2023,64% of our total assets were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. At September 30, 2024, 95% of our investment securities portfolio was classified as AFS, and we had gross unrealized losses in our AFS investment securities portfolio of $49.4 million and gross unrealized gains of $0.5 million. The sale of securities in a loss position would cause us to record a loss on sale of investment securities in noninterest income in the period during which the securities were sold. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances and borrowings under the BTFP, which impacts their liquidity. At September 30, 2024, securities with a carrying value of $127.3 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $296.2 million in pledged securities at December 31, 2023.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2024 and December 31, 2023, the balance of our outstanding advances with the FHLB was $63.5 million and $23.5 million, respectively, all of which are long-term advances based on original maturities. The total amount of the remaining credit available to us from the FHLB at September 30, 2024 was $679.1 million. At September 30, 2024, our FHLB borrowings were collateralized by a blanket pledge of certain loans totaling approximately $974.2 million.

Beginning in March 2023, we became eligible to borrow from the BTFP, which provides additional liquidity through borrowings secured by the pledging of certain qualifying securities and other assets valued at par. The BTFP is a one-year program which ended on March 11, 2024, and which allowed us to borrow at any time during the term and repay the obligation at any time without penalty. Beginning in the second quarter of 2023, we utilized the BTFP to secure fixed rate funding for a one-year term and reduce short-term FHLB advances, which are priced daily. During the fourth quarter of 2023 and again in the first quarter of 2024, we refinanced all of our borrowings under the BTFP with new borrowings under the BTFP with a one-year term due to more favorable rates. At September 30, 2024, borrowings outstanding under the BTFP were $109.0 million with a weighted average rate of 4.76% compared to $212.5 million at December 31, 2023 with a weighted average rate of 4.83%.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $13.0 million of repurchase agreements outstanding at September 30, 2024 and $8.6 million at December 31, 2023.

We maintain unsecured lines of credit with First National Bankers Bank and The Independent Bankers Bank totaling $60.0 million. These lines of credit are federal funds lines of credit and are used for overnight borrowing only. The lines of credit mature at various times within the next year. There were no outstanding balances on our unsecured lines of credit at September 30, 2024 and December 31, 2023.

At September 30, 2024, we held $86.3 million of cash and cash equivalents and maintained approximately $739.1 million of available funding from FHLB advances and unsecured lines of credit with correspondent banks. Cash and cash equivalents and available funding represent 111% of uninsured deposits of $746.6 million at September 30, 2024.

In addition, at September 30, 2024 and December 31, 2023, we had $37.0 million and $45.0 million, respectively, in aggregate principal amount of subordinated debt outstanding. During the first quarter of 2024, we repurchased $1.0 million in principal amount of our 2032 Notes. During the second quarter of 2024, we repurchased $5.0 million in principal amount of our 2029 Notes and $2.0 million in principal amount of our 2032 Notes. For additional information on our 2029 Notes and 2032 Notes, see our Annual Report, Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion and Analysis of Financial Condition – Borrowings” and Note 10 to the financial statements included in such report.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. In recent periods, the proportion of our deposits represented by noninterest-bearing deposits has declined primarily due to rising market interest rates as customers have migrated to higher yielding alternatives. At September 30, 2024 and December 31, 2023, we held $271.7 million and $269.1 million, respectively, of brokered time deposits as defined for federal regulatory purposes, to secure fixed cost funding and reduce short-term borrowings. We hold QwickRate® deposits, included in our time deposit balances, which we obtain through a qualified network, to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At September 30, 2024, we held $12.6 million of QwickRate® deposits, a decrease of $4.4 million compared to $17.0 million at December 31, 2023.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three and nine months ended September 30, 2024 and 2023.

	Percentage of Total Average Deposits and Borrowed Funds		Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds		Cost of Funds
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Noninterest-bearing demand deposits	17%	19%	17%	20%	—%	—%	—%	—%
Interest-bearing demand deposits	27	27	27	28	2.02	1.46	1.93	1.17
Savings accounts	5	5	5	5	1.14	0.54	1.07	0.22
Brokered time deposits	10	6	10	5	5.20	4.96	5.21	4.91
Time deposits	30	30	29	27	4.53	3.76	4.48	3.24
Short-term borrowings	8	10	9	11	4.59	4.97	4.65	4.95
Long-term borrowed funds	3	3	3	4	4.79	4.77	4.79	4.47
Total deposits and borrowed funds	100%	100%	100%	100%	2.99%	2.50%	2.96%	2.16%

Capital Resources. Our primary sources of capital include retained earnings, capital obtained through acquisitions, and proceeds from the sale of our capital stock and subordinated debt. We may issue additional common stock and debt securities from time to time to fund acquisitions and support our organic growth.

During the nine months ended September 30, 2024 and 2023, we paid $2.9 million in dividends. We declared dividends on our common stock of $0.305 per share during the nine months ended September 30, 2024 compared to dividends of $0.295 per share during the nine months ended September 30, 2023. Our board of directors has authorized a share repurchase program, and at September 30, 2024, we had 495,645 shares of our common stock remaining authorized for repurchase under the program. During the nine months ended September 30, 2024, we paid $0.3 million to repurchase 18,621 shares of our common stock, compared to paying $2.7 million to repurchase 190,682 shares of our common stock during the nine months ended September 30, 2023.

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

The Company and the Bank each were in compliance with all regulatory capital requirements at September 30, 2024 and December 31, 2023. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement for Bank to be Well Capitalized Under Prompt Corrective Action Rules
	Amount	Ratio	Amount	Ratio
September 30, 2024
Investar Holding Corporation:
Tier 1 leverage capital	$252,466	8.95%	$—	—%
Common equity tier 1 capital	242,966	10.33	—	—
Tier 1 capital	252,466	10.74	—	—
Total capital	316,849	13.48	—	—
Investar Bank:
Tier 1 leverage capital	283,463	10.06	140,923	5.00
Common equity tier 1 capital	283,463	12.07	152,612	6.50
Tier 1 capital	283,463	12.07	187,830	8.00
Total capital	311,352	13.26	234,787	10.00

December 31, 2023
Investar Holding Corporation:
Tier 1 leverage capital	$239,095	8.35%	$—	—%
Common equity tier 1 capital	229,595	9.51	—	—
Tier 1 capital	239,095	9.90	—	—
Total capital	313,574	12.99	—	—
Investar Bank:
Tier 1 leverage capital	280,687	9.81	143,085	5.00
Common equity tier 1 capital	280,687	11.64	156,805	6.50
Tier 1 capital	280,687	11.64	192,990	8.00
Total capital	310,846	12.89	240,238	10.00

Off-Balance Sheet Transactions and Lease Obligations

Swap Contracts. The Bank historically has entered into interest rate swap contracts, some of which are forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month SOFR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. At September 30, 2024 and December 31, 2023, we had no current or forward starting interest rate swap agreements, other than interest rate swaps related to customer loans, described below. For additional information, see Note 8. Derivative Financial Instruments.

The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging”, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, “Fair Value Measurement”. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the  three and nine months ended September 30, 2024  and  2023 . At  September 30, 2024  and  December 31, 2023 , we had notional amounts of $190.5 million and $174.9 million, respectively, in interest rate swap contracts with customers and $190.5 million and $174.9 million, respectively, in offsetting interest rate swap contracts with other financial institutions. At  September 30, 2024  and  December 31, 2023 , the fair value of the swap contracts consisted of gross assets of $15.3 million and $17.3 million, respectively, and gross liabilities of $15.3 million and $17.3 million, respectively, recorded in “Other assets” and “Accrued taxes and other liabilities”, respectively, in the accompanying consolidated balance sheets.

Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the allowance for credit losses on loans. The reserve for unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets and was $0.2 million and $0.3 million at September 30, 2024 and December 31, 2023, respectively.

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

	September 30, 2024	December 31, 2023
Loan commitments	$439,016	$413,019
Standby letters of credit	15,338	17,844

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at September 30, 2024, the Company had unfunded commitments of $1.2 million for its investment in SBIC qualified funds and other investment funds.

For the nine months ended September 30, 2024 and for the year ended December 31, 2023, except as disclosed herein and in the Company’s Annual Report, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Lease Obligations. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.

The following table presents, as of September 30, 2024, contractually obligated lease payments due under non-cancelable operating leases by payment date (dollars in thousands).

Less than one year	$452
One to three years	813
Three to five years	778
Over five years	415
Total	$2,458

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2023 are set forth in the Company’s Annual Report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” Please refer to the information in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Risk Management” in this report for additional information about the Company’s market risk for the nine months ended September 30, 2024; except as discussed therein, there have been no material changes in the Company’s market risk since December 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended September 30, 2024.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	45	$15.22	—	497,645
August 1, 2024 - August 31, 2024	339	17.52	—	497,645
September 1, 2024 - September 30, 2024	2,030	18.50	2,000	495,645
	2,414	$18.30	2,000	495,645

(1)	Includes 414 shares surrendered to cover the payroll taxes due upon the vesting of RSUs.
(2)	The Company has had a stock repurchase program since 2015. As of September 30, 2024, the Company had 495,645 shares remaining available under the program.

Because we are a holding company with no material business activities, our ability to pay dividends is substantially dependent upon the ability of the Bank to transfer funds to us in the form of dividends, loans and advances. The Bank’s ability to pay dividends and make other distributions and payments to us depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors. In addition, the Bank’s ability to pay dividends to us is itself subject to various legal, regulatory and other restrictions under federal banking laws that are described in Part I. Item 1 “Business” of our Annual Report.

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

INVESTAR HOLDING CORPORATION

Date: November 7, 2024	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	/s/ John R. Campbell
John R. Campbell
Chief Financial Officer
(Principal Financial Officer)