Form 10-K
period 2024-12-31
Investar Holding Corp
filed 2025-03-12
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-K

_____________________________________

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☑

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2024, was approximately$141.7 million.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value per share, 9,825,633 shares outstanding as of March 10, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the 2025 Annual Meeting of Shareholders of Investar Holding Corporation are incorporated by reference into Part III of the Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

GLOSSARY OF DEFINED TERMS

Below is a listing of certain acronyms, abbreviations and defined terms, among others, used throughout this Annual Report on Form 10-K.

2027 Notes	–	6.00% Fixed-to-Floating Rate Subordinated Notes due 2027
2029 Notes	–	5.125% Fixed-to-Floating Rate Subordinated Notes due 2029
2032 Notes	–	5.125% Fixed-to-Floating Rate Subordinated Notes due 2032
ACL	–	Allowance For Credit Losses
AFS	–	Available For Sale
AI	–	Artificial Intelligence
ALCO	–	Asset/Liability Committee
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated Teller Machine
Bank	–	Investar Bank, National Association
Board	–	Board of Directors of Investar Holding Corporation
BOJ	–	BOJ Bancshares, Inc.
BOLI	–	Bank Owned Life Insurance
BTFP	–	Bank Term Funding Program
CBLR	–	Community Bank Leverage Ratio
CECL	–	Current Expected Credit Loss
CFPB	–	Consumer Financial Protection Bureau
Cheaha	–	Cheaha Financial Group, Inc.
CIO	–	Chief Information Officer
CISO	–	Chief Information Security Officer
CODM	–	Chief Operating Decision Maker
Company	–	Investar Holding Corporation and its wholly-owned subsidiary the Bank (also, “we,” “our,” or “us”)
CRA	–	Community Reinvestment Act
ECOA	–	Equal Credit Opportunity Act
ERC	–	Employee Retention Credit
ESOP	–	Employee Stock Ownership Plan
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
FHLB	–	Federal Home Loan Bank
FRB	–	Federal Reserve Bank of Atlanta
GAAP	–	U.S. Generally Accepted Accounting Principles
HTM	–	Held To Maturity
IRP	–	Incident Response Plan
IS Program	–	Information Security Program
IT Committee	–	Information Technology Committee
ITM	–	Interactive Teller Machine
LIBOR	–	London Interbank Offered Rate
LTIP	–	Long Term Incentive Plan
NAICS	–	North American Industry Classification System
NIST	–	National Institute of Standards and Technology
NOL	–	Net Operating Loss
OCC	–	Office of the Comptroller of Currency
PCD	–	Purchased Credit Deteriorated
PCI	–	Purchased Credit Impaired
ROU	–	Right-Of-Use
RSU	–	Restricted Stock Unit
SBIC	–	Small Business Investment Company
SCA	–	Salary Continuation Agreement
SEC	–	U.S. Securities and Exchange Commission
Securities Act	–	Securities Act of 1933, as amended
SOFR	–	Secured Overnight Financing Rate
TDR	–	Troubled Debt Restructuring
U.S.	–	United States

PART I

Item 1. Business

General

Investar Holding Corporation, a Louisiana corporation incorporated in 2009, is a financial holding company headquartered in Baton Rouge, Louisiana that conducts its operations primarily through its wholly-owned subsidiary, Investar Bank, National Association, a national bank chartered by the OCC. The Bank was originally chartered as a Louisiana commercial bank in 2006 and converted to a national bank in July 2019. Through the Bank, the Company offers a wide range of commercial banking products tailored to meet the needs of individuals, professionals, and small to medium-sized businesses. Our primary areas of operation are south Louisiana, including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; southeast Texas, primarily Houston and its surrounding area; and Alabama, including York and Oxford and their surrounding areas. These markets are served from our executive and operations center located in Baton Rouge and from 29 full service branches located throughout our market areas. We have experienced significant growth since the Bank was chartered, completing seven whole-bank acquisitions and establishing additional branches in our market areas.

As of December 31, 2024, on a consolidated basis, the Company had total assets of $2.7 billion, net loans of $2.1 billion, total deposits of $2.3 billion, and stockholders’ equity of $241.3 million.

During 2023, we pivoted our near-term strategy from primarily a growth strategy to primarily a focus on consistent, quality earnings through the optimization of our balance sheet. Our long-term strategy includes organic growth through high quality loans and growth through acquisitions, including whole-bank acquisitions, strategic branch acquisitions and asset acquisitions. In order to improve efficiencies and leverage our digital initiatives, during the last three fiscal years we closed four branches, sold three tracts of land held for future branch locations, and completed the sale of two branches. Consistent with our current strategy, we exited the consumer mortgage origination business in the third quarter of 2023. Over time, management believes that we have significant opportunities for growth and franchise expansion, both organically and through strategic acquisitions. Although the financial services industry is rapidly changing and intensely competitive, and likely to remain so, we believe that the Bank competes effectively as a local community bank and possesses the availability of local access and responsive customer service, coupled with competitively-priced products and services, necessary to successfully compete with other financial institutions for individual and small to medium-sized business customers.

All cross-references to the “Notes” in this Form 10-K refer to the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

The information set forth in this Annual Report on Form 10-K is as of March 12, 2025, unless otherwise indicated herein.

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

Management considers all of our operations to be aggregated in one reportable operating segment. For additional information regarding segment reporting, see Note 1. Summary of Significant Accounting Policies – Segment Reporting.

Lending Activities. Income generated by our lending activities represents a substantial portion of our total revenue. For the years ended December 31, 2024, 2023 and 2022, income from our lending activities comprised 81%, 84%, and 76%, respectively, of our total revenue. Over the last three fiscal years, we have increased our focus on commercial real estate loans and commercial and industrial loans.

Lending to Businesses. Our lending to small to medium-sized businesses falls into three general categories:

•

Commercial real estate loans. Approximately 49% of our total loans at December 31, 2024 were commercial real estate loans, which include multifamily, farmland and commercial real estate loans, with owner-occupied loans comprising approximately 43% of the commercial real estate loan portfolio. Commercial real estate loan terms generally are 10 years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 120 months, and we generally charge an origination fee. Risks associated with commercial real estate loans include, among other things, fluctuations in the value of real estate, new job creation trends, tenant vacancy rates, and the quality of the borrower’s management. We attempt to limit risk by analyzing a borrower’s cash flow and collateral value on an ongoing basis. The loans are primarily secured by commercial real estate. Also, we typically require personal guarantees from the principal owners of the property, supported by a review of their personal financial statements, as an additional means of mitigating our risk. We also manage risk by avoiding concentrations in any one business or industry. For further discussion see “Commercial real estate loans may expose us to greater risks than our other real estate loans.” in Item 1A. Risk Factors.

•

Commercial and industrial loans. Commercial and industrial loans primarily consist of working capital lines of credit and equipment loans. The terms of these loans vary by purpose and by type of underlying collateral. We make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the relevant piece of equipment. Loans to support working capital typically have terms not exceeding one year, and such loans are secured by accounts receivable or inventory. Fixed rate loans are priced based on collateral, term and amortization. The interest rate for floating rate loans is typically tied to the prime rate published in The Wall Street Journal or SOFR. Commercial and industrial loans include variable-rate loans to consumer finance lending companies. Loans to consumer finance lending companies accounted for approximately 8% of our total loans at December 31, 2024. Commercial and industrial loans also include public finance loans made to governmental entities, which can be taxable or tax-exempt, for purposes including debt refinancing, economic development, quality of life projects, short-term cash-flow needs, and infrastructure enhancements, among other things. Public finance loans are generally repaid using pledged revenue sources including income tax, property tax, sales tax, and utility revenue, among other sources. Public finance loans comprise less than 5% of our loan portfolio at December 31, 2024. Commercial and industrial loans accounted for approximately 25% of our total loans at December 31, 2024.

Commercial lending generally involves different risks from those associated with commercial real estate lending or construction lending. Although commercial loans may be collateralized by equipment or other business assets (including real estate, if available as collateral), the repayment of these types of loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the general business conditions of the local economy and the borrower’s ability to sell its products and services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, are the chief considerations when assessing the risk of a commercial loan. The liquidation of collateral, if any, is considered a secondary source of repayment because equipment and other business assets may, among other things, be obsolete or of limited resale value. We actively monitor certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors. We also manage risk by avoiding concentrations in any one business or industry. For further discussion see “Commercial and industrial loans may expose us to greater risks than other loans.” in Item 1A. Risk Factors.

•

Construction and development loans. Construction and development loans, which consist of loans for the construction of commercial projects, single family residential properties and multifamily properties, accounted for approximately 7% of our total loans at December 31, 2024. Our construction and development loans are made on both a “pre-sold” basis and on a “speculative” basis. Construction and development loans are generally made with a term of 6 to 18 months, with interest accruing at either a fixed or floating rate and paid monthly. These loans are secured by the underlying project being built. We disburse funds in installments based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. For construction loans, loan to value ratios range from 70% to 80% of the developed/completed value, while for development loans our loan to value ratios typically will not exceed 70% to 75% of such value. Speculative loans are based on the borrower’s financial strength and cash flow position.

Construction lending entails significant additional risks compared to commercial real estate or residential real estate lending due to the dynamics of construction projects, changes in interest rates, the long-term financing market, and state and local government regulations. One such risk is that loan funds are advanced upon the security of the property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to accurately evaluate the total loan funds required to complete a project and to calculate related loan-to-value ratios. We attempt to minimize the risks associated with construction lending by limiting loan-to-value ratios as described above. In addition, as to speculative development loans, we generally make such loans only to borrowers that have a positive pre-existing relationship with us. We also manage risk by using specific underwriting policies and procedures for these types of loans and by avoiding concentrations in any one business or industry.

Lending to Individuals. We make the following types of loans to our individual customers:

•

Residential real estate. 1-4 family residential real estate loans, including second mortgage loans, comprised approximately 19% of our total loans at December 31, 2024. Second mortgage loans in this category include only loans we make to cover the gap between the purchase price of a residence and the amount of the first mortgage; all other second mortgage loans are considered consumer loans. Loan to value ratios do not typically exceed 80%, although some of the mortgage loans that we retain in our portfolio may have higher loan to value ratios. We use an independent appraiser to establish collateral values. We generate residential real estate mortgage loans through Bank referrals and contacts with real estate agents in our markets. We do not originate subprime residential real estate loans. In the third quarter of 2023, we exited the consumer mortgage origination business. At December 31, 2024, the consumer mortgage portfolio was approximately $242.5 million, substantially all of which is included in the 1-4 family residential real estate loan category. The remaining loans in the category consisted primarily of second mortgages, home equity loans, home equity lines of credit, and business purpose loans secured by 1-4 family residential real estate.

•

Consumer loans. Consumer loans represented less than 1% of our total loans at December 31, 2024. We make these loans (which are normally fixed-rate loans) to individuals for a variety of personal, family and household purposes. The loans may be secured or unsecured and installment or term loans. Because many consumer loans are secured by depreciable assets such as cars, boats and trailers, the loans are amortized over the useful life of the asset. The amortization of second mortgages generally does not exceed 15 years and the rates generally are not fixed for more than 60 months. As a general matter, in underwriting these loans, our credit analysts review a borrower’s past credit history, credit scores, past income level, debt history and, when applicable, cash flow, debt to income ratio, and payment to income, and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. A comparison of the value of the collateral, if any, to the proposed loan amount, is also a consideration in the underwriting process. Repayment of consumer loans depends upon key consumer economic measures and upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. A shortfall in the value of any collateral also may pose a risk of loss to us for these types of loans.

Deposits. We offer a broad base of deposit products and services to our individual and business clients, including savings, checking, and money market accounts, as well as a variety of certificates of deposit and individual retirement accounts. We also offer a reciprocal deposit product, Assured Checking, that allows customers to deposit funds in excess of the FDIC’s $250,000 insurance limit and have the funds insured by the FDIC. We offer debit cards, internet banking, mobile banking with smartphone deposit capability as well as debit card protection settings. For our business clients, we offer a competitive suite of treasury management products which include, but are not limited to, remote deposit capture, lockbox payment processing, virtual vaults, positive pay, Automated Clearing House origination, credit card processing, wire transfer, investment sweep accounts, and enhanced business internet banking.

Other Banking Services. The Bank’s other banking services include cashiers’ checks, direct deposit of payroll and Social Security checks, night depository, bank-by-mail, ATMs with deposit automation, debit cards, corporate credit cards, mobile wallet payment options, electronic statements, electronic banking for consumer and business customers, and Zelle® for consumers, a fast and easy way to send money directly between almost any bank account in the U.S. In addition, the Bank has options for contactless banking, including ITMs and online account opening. ITMs are an upgrade on traditional ATM technology that allow customers to virtually interact directly with Bank staff. Online account opening allows a consumer to open a number of available checking, savings, and certificate of deposit accounts online. The Bank does not offer trust services or insurance products.

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

Recent Acquisitions. All of our acquisition activity is evaluated and overseen by a standing Mergers and Acquisitions Committee of our Board. No acquisitions have been completed since January 1, 2022.

Divestiture and Sale or Closure Activity

Sale of Two Branches to First Community Bank. On January 27, 2023, the Bank sold certain assets, deposits and other liabilities associated with its Alice and Victoria, Texas locations to First Community Bank, a Texas state bank located in Corpus Christi, Texas. The Bank sold approximately $13.9 million in loans and $14.5 million in deposits.

Branch Closures and Land Sales. During the last three fiscal years, we closed four branches and sold three tracts of land held for future branch locations. Two of the branches had been acquired, and the closures involved anticipated synergies that resulted in significant cost savings. We continue to evaluate opportunities to reduce our physical branch footprint and further improve efficiency through digital initiatives.

De Novo Branches or Conversion Activity

In the fourth quarter of 2024, we converted an existing loan and deposit production office in our Texas market to a full-service branch location. In the third quarter of 2023, we converted an existing loan and deposit production office in our Alabama market to a cashless branch designed to provide a digital banking experience. We do not expect to open de novo branches in 2025.

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

The following table sets forth certain information about our total deposits, and our share of total deposits, in specified locations, and is shown as of June 30, 2024, which is the latest date for which such information is available.

Location	Investar Total Deposits	Investar Share of Deposits
	(in millions)
Baton Rouge, Louisiana	$1,033	4.1%
New Orleans, Louisiana	271	0.6
Lafayette, Louisiana	268	3.2
Evangeline Parish, Louisiana(1)	161	20.7
East and West Feliciana Parishes, Louisiana(1)	106	15.8
Calcasieu Parish, Louisiana(1)	24	0.4
Houston, Texas	130	0.0
Sumter County, Alabama(1)	93	39.8
Calhoun County, Alabama(1)	228	9.1

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

The Dodd-Frank Act. The Dodd-Frank Act, enacted on July 21, 2010, and regulations adopted pursuant to it, significantly altered the regulation of financial institutions and the financial services industry.

The Dodd-Frank Act, among other things:

•

established the CFPB, an independent bureau within the Federal Reserve System with centralized responsibility for promulgating and enforcing federal consumer protection laws applicable to all entities offering consumer financial products or services;

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

Certain aspects of the Dodd-Frank Act are subject to ongoing implementation (such as the recent final rulemaking discussed below on small business lending data collection); further, in the past certain provisions implemented by federal agencies have been legislatively revised or rescinded, and Congress may do so again in the future. Additionally, the future implementation and enforcement of regulations may be affected by the outcome of the 2024 Presidential election, which is resulting in significant changes in the leadership of the various bank regulatory agencies.

In early February 2025, the CFPB’s Acting Director issued directives to cease virtually all CFPB activities, including supervision, examinations, rulemaking, enforcement actions, and pending investigations. CFPB staff were instructed to suspend the effective dates of all rules that have been issued, but have not yet gone into effect. Further, the Acting Director announced that the CFPB would not be taking its next draw of unappropriated funding. A new CFPB Director has been nominated and is subject to Senate confirmation. We cannot predict when or how these matters involving the CFPB will be resolved.

While we cannot predict what effect any presently contemplated or future changes in the laws or regulations, their interpretations or enforcement would have on us, these changes could be materially adverse to our financial condition and results of operations.

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

Open Banking Rule. On October 22, 2024, the CFPB issued its final rule implementing Section 1033 of the Dodd-Frank Act with respect to personal financial data rights, more commonly known as the “Open Banking Rule.” The final rule, among other things, requires banks, credit unions, and other financial service providers to make a consumer’s data available upon request to the consumer and their authorized third parties in a secure and reliable manner, and establishes obligations for third parties accessing consumers’ data, including data security and privacy protections. According to the CFPB, the rule is designed to foster competition and innovation in the financial services industry by making it easier for consumers to switch financial providers and for new companies to offer innovative products and services. The compliance deadline is phased in based on the asset size of the financial institution. For banks with $1.5 billion to $3 billion in total assets, the compliance deadline is April 1, 2029.

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

Brokered Deposits. The Bank has increased its level of brokered deposits in recent years. FDIC regulations governing brokered deposits (which apply to all insured depository institutions) define the term “brokered deposit” as “any deposit that is obtained, directly or indirectly, from or through the mediation or assistance of a “deposit broker.” Generally, the banking agencies view brokered deposits as a more volatile funding source than core deposits. Only well-capitalized banks are permitted to accept, renew or roll over brokered deposits without a waiver from the FDIC (which historically has been challenging to obtain). On July 30, 2024, the FDIC issued a notice of proposed rulemaking that, among other things, would revise the brokered deposit rule to expand the types of deposits that fall within the definition of brokered deposit. The FDIC’s new leadership withdrew this proposed rule on March 3, 2025.

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

We were in compliance with all applicable minimum regulatory capital requirements, including the capital conservation buffer, as of December 31, 2024.

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

The federal banking agencies finalized a rule in 2019 that allows bank holding companies and banks with less than $10.0 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a leverage ratio of greater than 9% to elect to use the CBLR framework. A community banking organization electing to use the CBLR framework would have a simplified capital regime and would be considered well-capitalized as long as it had a leverage ratio of greater than 9%. We have not elected to use the CBLR framework, and it is uncertain if we will elect to use the CBLR framework in the future.

Furthermore, U.S. federal banking agencies’ rules permit bank holding companies and banks to phase-in, for regulatory capital purposes, the day-one impact of the CECL accounting rule in retained earnings over a period of three years commencing with time of adoption of the standard. We adopted the CECL accounting rule effective January 1, 2023. We did not make the election to phase in the impact of the CECL accounting rule on our regulatory capital calculations because the adoption did not have a significant impact on our regulatory capital ratios. For further discussion of the new CECL accounting rule, see Note 1. Summary of Significant Accounting Policies – Allowance for Credit Losses, and also see “Our allowance for credit losses may prove to be insufficient to absorb losses inherent in our loan portfolio, and we may be required to further increase our provision for credit losses. This risk may be heightened by our adoption of the Current Expected Credit Loss accounting standard effective January 1, 2023. If our actual credit losses exceed our allowance for credit losses, our net income will decrease.” in Item 1A. Risk Factors.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized banks. For this purpose, a bank is placed in one of the following five categories based on its capital: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the prompt corrective action regulations, as currently in effect, to be well-capitalized, a bank must have a leverage capital ratio of at least 5%, a common equity Tier 1 capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%, and must not be subject to any order or written agreement or directive by a federal banking agency to meet and maintain a specific capital level for any capital measure.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to banks in the three undercapitalized categories that, if undertaken, could have a material adverse effect on the bank's operations or financial condition. The severity of the action depends upon the capital category in which the bank is placed. Generally, subject to a narrow exception, banking regulators must appoint a receiver or conservator for a bank that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. A bank that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized bank also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with OCC approval. The regulations also establish procedures for downgrading a bank to a lower capital category based on supervisory factors other than capital. Additionally, only a well-capitalized depository bank may accept or renew brokered deposits without prior regulatory approval and banks that are less than well-capitalized are subject to restrictions on the interest rates that can be paid on deposits.

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

The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities, and the deposit insurance premiums paid by the bank. As of December 31, 2024, the Bank met the requirements to be categorized as well-capitalized under the prompt corrective action framework as currently in effect.

Acquisitions by Bank Holding Companies

Federal laws, including the Bank Holding Company Act and the Change in Bank Control Act, impose additional prior notice or approval requirements and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. We must obtain the prior approval of the Federal Reserve before (1) acquiring more than 5% of the voting stock of any bank or other bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company. The Federal Reserve may determine not to approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned, the convenience and needs of the community to be served, and the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities and their record of CRA performance. In addition, a failure to implement and maintain adequate compliance programs could cause the Federal Reserve or other banking regulators not to approve an acquisition when regulatory approval is required or to prohibit an acquisition even if approval is not required.

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

A bank holding company may elect to be treated as a financial holding company and receive expanded powers if it and its depository institution subsidiaries are “well-capitalized” and “well managed,” and its subsidiary banks controlled by it have at least a “satisfactory” Community Reinvestment Act rating. We have elected for the Company to be treated as a financial holding company. As a financial holding company, we may engage in a range of activities that are (1) financial in nature or incidental to such financial activity or (2) complementary to a financial activity and which do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators; securities activities by securities regulators; and insurance activities by insurance regulators.

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

Our ability to pay dividends depends in part upon the receipt of dividends from the Bank. The Bank is also subject to certain restrictions on dividends under federal laws, regulations and policies. In general, under OCC regulations, the Bank may pay dividends to us without the approval of the OCC only so long as the amount of the dividend does not exceed the Bank’s net income earned during the current year (net of dividends paid) combined with its retained net income (net of dividends paid) of the immediately preceding two years. The Bank must obtain the approval of the OCC for any amount in excess of this threshold. Further, a national bank may not pay a dividend in excess of its undivided profits. In addition, under federal law, the Bank may not pay any dividend to us if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The Bank is also restricted from paying dividends if it fails to maintain capital above the Basel III capital conservation buffer. The OCC may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Moreover, if, in the opinion of the OCC, the Bank is engaged in an unsound practice (which could include the payment of dividends even within the legal requirements noted above), the OCC may require the Bank to cease such practice. The OCC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice.

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

Concentrated Commercial Real Estate Lending Regulations

The federal bank regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner-occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2024, the Companydid not have a concentration in commercial real estate as defined by the regulatory guidance.

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

The federal guidelines also impose requirements on financial institutions with respect to overseeing their service providers, including (i) exercising appropriate due diligence in selecting its service providers; (ii) requiring its service providers by contract to implement appropriate measures designed to meet the objectives of the federal guidelines; and (iii) where indicated by its risk assessment, monitor its service providers to confirm that they have satisfied their obligations as required by the guidelines. The federal banking regulations also require a bank to notify its primary Federal regulator within 36 hours of the occurrence of a computer-security incident that rises to the level of a “notification incident.” A “notification incident” is defined as a computer-security incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, a banking organization’s (1) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business; (2) business line(s), including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value; or (3) operations, including associated services, functions and support, as applicable, the failure or discontinuance of which would pose a threat to the financial stability of the U.S. A “computer-security incident” is defined as an occurrence that results in actual harm to the confidentiality, integrity, or availability of an information system or the information that the system processes, stores, or transmits.

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

Consumer Laws and Regulations

The Bank is subject to numerous laws and regulations intended to protect consumers in transactions with the Bank, including, among others, laws regarding unfair, deceptive and abusive acts and practices, usury laws, and other federal consumer protection statutes. These federal laws include the ECOA, the Electronic Fund Transfer Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act of 1974, the S.A.F.E. Mortgage Licensing Act of 2008, the Truth in Lending Act and the Truth in Savings Act, among others. Many states have consumer protection laws analogous, and in addition, to those enacted under federal law. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans and conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.

The ECOA and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A failure to comply with the ECOA or the Fair Housing Act could result in enforcement actions by a bank’s principal federal regulatory agency, as well as by other federal regulatory agencies or the Department of Justice.

In addition, the Dodd-Frank Act created the CFPB that has broad authority to regulate and supervise retail financial services activities of banks and various non-bank providers. The CFPB has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, however, banks with assets of $10 billion or less, such as the Bank, will continue to be examined for consumer compliance by their primary federal bank regulator.

There has been an enhanced focus by federal bank regulatory agencies with respect to industry practices relating to overdraft fees, credit card fees, and non-sufficient funds fees. For example, the CFPB issued a Request for Information in January 2022 seeking public input with respect to financial institution practices relating to, among other areas, credit card fees, overdraft fees and non-sufficient funds fees and stated its intent to reduce these types of fees through crafting rules, issuing industry guidance and focusing supervision and enforcement resources to achieve this goal. In October 2022, the CFPB issued guidance with respect to certain practices relating to overdraft fees and bounced check fees. The FDIC issued guidance in August 2022 with respect to bank practices involving charging multiple non-sufficient funds fees on the representment of items on a deposit account. In March 2024, the CFPB finalized a rule restricting certain practices relating to credit card late fees. This final rule is currently stayed pending litigation over the rule. On April 26, 2023, the OCC issued guidance addressing risks associated with bank overdraft protection programs. In December 2024, the CFPB issued a final rule generally requiring financial institutions with over $10 billion in assets to either cap overdraft fees at $5.00 or otherwise follow Truth in Lending Act requirements when providing deposit account overdraft services.

Mortgage Lending Rules

The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” The CFPB’s rules, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability. The rules also provide further examples of third-party documents that may be relied on for such verification, such as government records and check cashing or funds transfer service receipts. The rules also define “qualified mortgages,” imposing both underwriting standards and limits on the terms of their loans. Points and fees are subject to a relatively stringent cap, and the terms include a wide array of payments that may be made in the course of closing a loan. Certain loans, including interest-only loans and negative amortization loans, cannot be qualified mortgages.

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

Effect of Governmental Monetary Policies

The commercial banking business is affected not only by general economic conditions but also by U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and assets of foreign branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates. These policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on deposits. For example, during 2022 and in 2023 the Federal Open Market Committee of the Federal Reserve increased the target rate range for trading in the federal funds market (known as the federal funds target rate or the federal funds rate) multiple times, increasing market interest rates, and from September 2024 to December 2024, the Federal Reserve decreased the federal funds rate three times. The federal funds rate is the rate at which commercial banks borrow and lend their excess reserves to each other overnight. We cannot predict the nature of future fiscal and monetary policies and the effect of these policies on our future business and earnings.

Future Legislation and Regulatory Reform

The OCC announced on October 1, 2024 that its key areas of supervisory strategies for 2025 will include: asset and liability management; credit risk management and ACL; capital; cybersecurity; third party risk management; operations; enterprise change management; payments; Bank Secrecy Act/anti-money laundering/countering the financing of terrorism/Office of Foreign Assets Control; consumer compliance, fair lending risk and CRA performance; and climate-related financial risk management. We believe that changes within OCC leadership as a result of the outcome of the 2024 Presidential election will likely have an impact on supervisory priorities.

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

The cumulative effect of these laws and regulations, and frequent changes to them, add significantly to the cost of our operations and thus has a negative impact on profitability. There has also been a tremendous expansion in recent years of financial service providers that are not subject to the same level of regulation, examination and oversight as we are. Those providers, because they are not so highly regulated, may have a competitive advantage over us and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.

Human Capital Resources

Our business is built on relationships with our customers, our community, and most of all, our employees. We are committed to providing quality service and products to the consumers and businesses within the markets we serve. We strive to create superior shareholder value by attracting and retaining exceptional employees who are highly motivated and well trained.

Our compensation strategy provides a total rewards structure that reflects position responsibilities, is competitive with the external market, and is capable of attracting, retaining, and motivating our employees. We provide a comprehensive benefits package for eligible employees which includes group health (medical, dental, and vision) insurance including a health savings account option, paid time off, short and long term disability insurance, life insurance and a 401(k) plan in which we provide a matching contribution. We also offer eligible employees participation in our ESOP as well as our LTIP in order to better align employee and shareholder interests.

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

As of December 31, 2024, we had 327 full-time and eight part-time employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

Available Information

Our filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments thereto, are available on our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. Copies can be obtained free of charge in the “Investor Relations” section of our website at www.investarbank.com. Our SEC filings are also available through the SEC’s website www.sec.gov. Copies of these filings are also available by writing to us at the following address:

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. This business environment has been significantly impacted in recent periods by changing inflation and monetary policy. For example, high inflation in 2021 through 2023 resulted in the Federal Reserve raising target interest rates, on a cumulative basis, by 525 basis points between March 2022 and July 2023, causing increases in the costs of credit, capital and deposits, limitations on the availability of credit and capital, and decreasing the market value of our investment securities portfolio. In response to generally declining inflation during 2023 and 2024, the Federal Reserve decreased target interest rates from September to December 2024, on a cumulative basis, by 100 basis points. Our business may also be adversely affected by declines in economic growth, business activity, investor or business confidence; declines in real estate values; unemployment; rising domestic political tensions, such as uncertainty caused by the transition to a new Presidential administration in 2025; risks of government shutdowns; natural disasters; the emergence or worsening of widespread public health challenges or pandemics such as the COVID-19 pandemic; or a combination of these or other economic, political and business factors.

In addition, new or rising geopolitical tensions including those resulting from the wars and violence in Ukraine and Israel and surrounding areas, along with other instances of violence, acts of terrorism and political unrest, can result in disruptions in or volatility in the economy and in financial and commodity markets in the U.S. and globally, disruptions in international trade patterns, and slow growth or declines in economic sectors of the global and U.S. economies. Changes in U.S. trade policies may also adversely impact our business and operations. For example, changes in tariffs imposed or threatened to be imposed by the new Presidential administration may cause inflation, which can adversely affect our business as discussed elsewhere in this report.

Economic uncertainty and negative events in the economy or in domestic political or geopolitical matters could have a material adverse effect on our business, results of operations and financial condition, including our liquidity position. Among other things, they may result in higher than expected loan delinquencies, a decline in the value of collateral securing our loans, instability in our deposit base, increases in our costs of capital and deposits, disruptions in our ability to complete acquisitions, and a decline in demand for our products and services. They may cause us to incur losses, including losses on loans beyond those provided for in our ACL, and losses in our investment securities portfolio, impairments of assets including goodwill, and may adversely impact our regulatory capital.

Changes in interest rates could have an adverse effect on our profitability.

The majority of our assets and liabilities are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Changes in interest rates may affect our net interest income as well as the valuation of our assets and liabilities. We cannot predict with certainty changes in interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, competition for loans and deposits, domestic and international events, changes in the U.S. and other financial markets, and the policies of the Federal Reserve. Inflation increased rapidly during 2021 through June 2022. After June 2022, the rate of inflation generally declined; however, it began increasing in the later part of 2024 and has remained higher than the Federal Reserve’s target rate of inflation of two percent. The inflationary outlook in the U.S. remains uncertain. The Federal Reserve raised the federal funds target rate multiple times from March 2022 through July 2023, by 525 basis points on a cumulative basis. Between September 2024 and December 2024, the Federal Reserve lowered the federal funds target rate by 100 basis points on a cumulative basis.

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

Additionally, an increase in the general level of interest rates may also, among other things, adversely affect our current borrowers’ abilities to repay variable rate loans, the demand for and our ability to originate loans, negatively affect the value of our investment securities portfolio, and decrease loan prepayment rates, or could increase the cost of the Company’s deposits and borrowings.

High interest rates in 2023 and 2024 caused interest expense on deposits to increase significantly in 2023 and 2024, putting pressure on our net interest margin. Our cost of interest-bearing deposits rose to 3.38% in 2024 from 2.49% in 2023 and 0.42% in 2022.

We may experience additional pressure on our net interest margin during 2025 if our cost of funds increases faster than the yield on our interest-earning assets. Additionally, due in large part to higher interest rates and market volatility during 2023 and 2024, gross unrealized losses in our AFS investment securities portfolio totaled $61.7 million at December 31, 2024 and $57.7 million at December 31, 2023. These losses may continue or worsen during 2025, and we may experience realized losses in our portfolio.

A high general level of interest rates or any increases in such rates could result in increased loan defaults, foreclosures and charge-offs, and also necessitate further increases to the ACL. At the same time, the marketability and value of the property securing a loan may be adversely affected by any reduced demand resulting from sustained higher or increased interest rates. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income, but we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.

Conversely, a decrease in the general level of interest rates may lead to, among other things, prepayments on our loan and mortgage-backed securities portfolios as borrowers refinance their loans at lower rates, lower rates on new loans, lower rates on existing variable rate loans, and lower yields on investment securities, which could result in decreased yields on earning assets.

Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in the general level of market interest rates, we may not be able to accurately predict the likelihood, nature and magnitude of those changes or how and to what extent they may affect our business. We also may not be able to adequately prepare for or compensate for the consequences of such changes. Significant increases in interest rates, as occurred in 2022 and 2023, makes our business and our balance sheet more challenging to manage. Any failure to predict and prepare for changes in interest rates or adjust for the consequences of these changes may adversely affect our earnings and capital levels. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Interest Rate Risk.

A lack of liquidity, including due to events outside our control or ineffective liquidity management, could adversely affect our ability to fund operations and meet our obligations as they become due.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. The primary source of the Bank’s funds are customer deposits, loan repayments and investment securities maturities or sales, while borrowings are a secondary source of liquidity. We also use brokered deposits from time to time and our use of brokered deposits increased over the last two years. Brokered deposits tend to be more sensitive to changes in interest rates than other types of deposits and therefore can be a more expensive and uncertain source of funds. The Bank’s liquidity could be adversely impacted if rates offered by the Bank were less than those offered by other institutions seeking brokered deposits, or if such depositors were to perceive a decline in the Bank’s safety or soundness. Additionally, we must maintain our well-capitalized status in order to accept brokered deposits without prior regulatory approval. Our access to deposits and other funding sources in adequate amounts and on acceptable terms is affected by a number of factors, including rates paid by competitors, returns available to customers on alternative investments, customer confidence in the safety of uninsured deposits and general economic conditions. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our business, financial condition, results of operations and long-term growth prospects.

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

As noted above, inflation increased rapidly during 2021 and continued rising through June 2022. After June 2022, the rate of inflation generally declined; however, it began increasing in the later part of 2024 and has remained at elevated levels compared to the Federal Reserve’s target rate of inflation of two percent. Inflation increases our borrowers’ costs of living and costs of doing business, which may make it more difficult for them to repay their loans, increasing our credit risk. Inflation also increases many of our operating costs, including the costs of goods and services we purchase and the costs of salaries and benefits. We believe that higher rates resulting from inflation and related factors led to constrained loan demand during 2023 and 2024. When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, if the rate of inflation accelerates in the future, this could impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for credit losses resulting from a possible increased default rate. Inflation and related higher rates have led and may continue to lead to lower loan re-financings. In addition, inflation led to the Federal Reserve raising interest rates during 2022 and 2023, as discussed above.

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

Our business depends on our ability to successfully measure and manage credit risk. As a lender, we are exposed to the risk that the principal of and interest on a loan will not be paid timely or at all, and that the value of any collateral supporting a loan will be insufficient to cover any exposure to loss on a loan. Management maintains an ACL, which is a reserve established through a provision for credit losses charged to expense, to absorb credit losses in the loan portfolio. The determination of the appropriate level of the allowance is inherently subjective, involves a high degree of judgment and complexity, and requires us to make significant estimates, all of which are subject to material changes.

In June 2016, the FASB issued ASU 2016-13, referred to as CECL, that requires that the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts, and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the standard amends the accounting for credit losses on purchased financial assets with credit deterioration. ASU 2016-13 became effective for us, as a smaller reporting company, on January 1, 2023. Please refer to Note 1. Summary of Significant Accounting Policies – Recent Accounting Pronouncements, for additional discussion.

The CECL methodology requires that lifetime “expected credit losses” be recorded at the time the financial asset is originated or acquired, and be adjusted each quarter for changes in expected lifetime credit losses. The CECL methodology replaces multiple prior impairment models under GAAP that generally required that a loss be “incurred” before it was recognized, and represents a significant change from prior GAAP. Our ongoing estimates of expected credit losses will depend upon our models and assumptions, existing and forecasted macroeconomic conditions and the credit quality, composition and other characteristics of our loan and other applicable portfolios. We believe these factors are likely to cause variability in our expected credit losses under CECL compared to previous GAAP, and therefore an increase in the variability of our period-to-period net income. We believe that CECL is also likely to reduce comparability across financial services companies due to the ability to adopt different measurement approaches for expected credit losses and different economic assumptions used in each of the companies’ models.

Commercial and industrial and commercial real estate loans generally are viewed as having more risk of default than residential real estate loans or other loans or investments. These types of loans are also typically larger than residential real estate loans and other consumer loans. Because our loan portfolio contains a significant number of commercial and industrial and commercial real estate loans with relatively large balances, the deterioration of a material amount of these loans may cause a significant increase in our ACL, non-performing assets, and/or past due loans. An increase in our ACL, non-performing assets, and/or past due loans could result in a loss of earnings, or an increase in loan charge-offs, which would have an adverse impact on our results of operations and financial condition.

Inaccurate management assumptions, including with respect to economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our ACL. In addition, bank regulatory agencies periodically review the ACL and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. Finally, if actual charge-offs in future periods exceed the ACL, we will need additional provisions to increase the ACL. Any increases in the ACL will result in a decrease in net income and, possibly, capital and may have a material adverse effect on our business, financial condition, and results of operations. If our actual credit losses exceed our ACL, our net income will decrease.

Our pivot during 2023 from primarily a growth strategy to a near-term strategy focused primarily on consistent, quality earnings through the optimization of our balance sheet may not be successful in increasing our profitability.

During 2023, we pivoted our near-term strategy from primarily a growth strategy to primarily a focus on consistent, quality earnings through the optimization of our balance sheet, as described elsewhere in this report. Our new strategy may not be successful in increasing our profitability. Our near-term strategy includes continuing to consider acquisitions on an opportunistic basis.

Our long-term business strategy includes both organic growth and the continuation of our multi-state growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

In addition to organic growth, we have grown our business through de novo branching and through the acquisition of other financial institutions and branch locations. We have completed seven whole-bank acquisitions since 2011 and regularly review acquisition opportunities. We have also expanded our operations outside our historical south Louisiana base and into Texas and Alabama. Over the long-term, we intend to pursue a multi-state growth strategy for our business primarily through attractive acquisition opportunities as well as continue to pursue organic growth throughout our franchise. Our long-term growth prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following:

•

De Novo Branching; Branch Acquisitions. There are considerable costs involved in opening or acquiring branches, and de novo branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. We have not opened a de novo branch since 2020. In the third quarter of 2023, we converted an existing loan and deposit production office in Tuscaloosa, Alabama to a cashless branch designed to provide a digital banking experience; and in the fourth quarter of 2024, we converted an existing loan and deposit production office in our Texas market to a full-service branch location. We do not expect to open de novo branches in 2025.

•

Expansion into New Markets. We operated exclusively in Louisiana until we acquired financial institutions in Texas and Alabama in 2019. The financial services industry in these areas is highly competitive, and the challenges of continuing to operate in new markets and multiple states may be greater than we anticipate. During 2023, we completed the sale of certain assets, deposits and other liabilities associated with two branches that we previously acquired in Texas, in order to focus more on our core markets. Of our Bank’s branch network, these two locations were geographically the most distant from our Louisiana headquarters. During 2024, we began to reinvest within our Texas markets, including through the conversion of an existing loan and deposit production office to a full-service branch location in the southeast Texas market and strategic hires.

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

We have significant investments in our physical branch network, including in bank premises and equipment as well as in our branch workforce. Advances in technology as well as changing customer preferences for remote methods of accessing our products and services could decrease the value of our branch network and may cause us to further change our retail distribution strategy, and close, consolidate or sell certain branches or parcels of land held for future branch locations. These actions could lead to losses on these assets or adversely impact the carrying value of long-lived assets and may lead to expenditures to reconfigure remaining branches. Any changes in our branch network strategy could adversely impact our business if it results in the loss of customers.

In recent periods, we have focused on enhancing our online banking platform and plan to continue to introduce new technologies, with the goal of delivering products and services more efficiently with fewer branches and people. We closed four branches during our last three fiscal years. Two of the branches had been acquired, and the closures involved anticipated synergies that resulted in significant cost savings. In 2022, we sold five former branch locations and three tracts of land that were being held for future branch locations. In 2023, we completed the sale of certain assets, deposits and other liabilities associated with two of our Texas branches in order to focus more on our core markets. Of the Bank’s entire branch network, these two locations were geographically the most distant from our Louisiana headquarters. We also ceased operation of 14 ATMs in 2023. In January 2024 we closed a branch in our Alabama market. We could incur material losses in the future due to the closure or consolidation of branches or sale of land held for future branch locations.

Our business is concentrated in southern Louisiana, southeast Texas, and Alabama, and an economic downturn affecting these areas may magnify the adverse effects and consequences to us.

We currently conduct our operations primarily in southern Louisiana, and more specifically, in the Baton Rouge, New Orleans, Lafayette and Lake Charles metropolitan areas, in the greater Houston, Texas area, and in Alabama. As of December 31, 2024, our primary markets were south Louisiana (approximately 78% of our total deposits of $2.3 billion), southeast Texas (approximately 6% of our total deposits) and Alabama (approximately 16% of our total deposits). At December 31, 2024, approximately 59%, 6%, and 4% of the secured loans in our total loan portfolio were secured by properties and other collateral located in Louisiana, Texas and Alabama, respectively.

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

Certain industry-specific economic factors may also adversely affect us. For example, the energy sector, which is historically cyclical, has experienced significant volatility in oil and gas prices. While we consider our direct exposure to the energy sector not to be significant, comprising approximately 2.1% of total loans at December 31, 2024, continued oil price volatility could have further negative impacts on general economic conditions, particularly in our south Louisiana and southeast Texas markets, which could have a material adverse effect on our business, financial condition, and results of operations.

We have a significant number of loans secured by real estate, and a downturn in the real estate market could result in losses and negatively impact our profitability.

At December 31, 2024, approximately 75% of our total loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower, but its value may deteriorate during the time the credit is extended. Declines in real estate values in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our ACL to address the deterioration in the value of the real estate securing our loans. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Commercial real estate loans may expose us to greater risks than our other real estate loans.

Our loan portfolio includes commercial real estate loans, which are secured by owner-occupied and nonowner-occupied commercial properties. As of December 31, 2024, our owner-occupied commercial real estate loans totaled $449.3 million, or 21.1% of our total loan portfolio and our nonowner-occupied commercial real estate loans totaled $495.3 million, or 23.3% of our total loan portfolio.

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

Commercial and industrial loans primarily consist of working capital lines of credit and equipment loans, typically secured by accounts receivable or inventory, or the relevant equipment. Repayment of these loans generally comes from the generation of cash flow as the result of the borrower’s business operations. Commercial lending generally involves different risks from those associated with commercial real estate lending or construction lending. Although commercial loans may be collateralized by business assets (including real estate, if available as collateral), the repayment of these types of loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the general business conditions of the local economy and the borrower’s ability to sell its products and services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, are the chief considerations when assessing the risk of a commercial and industrial loan. The liquidation of collateral, if any, is considered a secondary source of repayment because equipment and other business assets may, among other things, be obsolete or of limited resale value. Additionally, as of December 31, 2024 56% of our commercial and industrial loans were variable rate loans; rising interest rates increase interest payments due on such loans and may increase the risk of default by the borrower, whereas declining interest rates will decrease the interest we earn on the loans.

We have been increasing the proportion of commercial and industrial loans in our loan portfolio. Our commercial and industrial loans represented 20.7%, 24.6% and 24.8% of total loans as of December 31, 2022, 2023 and 2024, respectively. The increase from year-end 2022 to year-end 2023 was caused primarily by our purchase of commercial and industrial revolving lines of credit which, at the time of the loan purchase agreement, had an unpaid principal balance of approximately $163 million and total commitments of approximately $238 million, as described in more detail elsewhere in this report. The acquired loans are to consumer finance lending companies. The repayment of consumer finance loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the primary risks associated with these types of loans are the general business conditions of the local economy, and the ability to generate sufficient operating revenue to repay us under the agreed upon terms and conditions. Loans to consumer finance lending companies accounted for approximately 8% of our total loans at December 31, 2024.

Commercial and industrial loans include public finance loans made to governmental entities, which can be taxable or tax-exempt, for purposes including debt refinancing, economic development, quality of life projects, short-term cash-flow needs, and infrastructure enhancements, among other things. Public finance loans generally are repaid using pledged revenue sources including income tax, property tax, sales tax, and utility revenue, among other sources. Accordingly, repayment depends upon the financial stability and tax or revenue generating capacity of the particular revenue source. Public finance loans comprise less than 5% of our loan portfolio as of December 31, 2024.

Changes in deposit mix have increased our funding costs, which could continue, and loss of deposits could also increase our funding costs.

Deposits have historically been a low cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs could increase if the Company loses deposits and replaces them with more expensive sources of funding, if customers shift their deposits into higher cost products, or if the Company needs to raise its interest rates to avoid losing deposits. Higher funding costs reduce the Company’s net interest margin, net interest income and net income. As interest rates began to rise significantly during 2022, competition for deposits increased, and the Bank raised rates it offered on deposits to remain competitive in its markets. During 2023, interest rates continued to rise, and they remained high in 2024. Customers continued to shift into interest-bearing deposit products, and we utilized more brokered time deposits. These factors contributed to an increase in our total cost of deposits by 207 basis points from 2022 to 2023 and 89 basis points from 2023 to 2024. Disruptions in the banking industry during the first half of 2023 discussed elsewhere in this report highlighted the speed at which deposits can be moved from bank to bank or outside the banking system, heightening liquidity concerns of traditional banks. Any further increases in interest rates, sustained high interest rates or any new events producing concerns among customers about the safety of uninsured deposits could further increase our cost of deposits or cause us to lose deposits, which would increase our costs of funds and reduce net income.

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

Our business is concentrated in southern Louisiana, in southeast Texas, and in Alabama. Our selected markets are susceptible to major hurricanes, floods, tropical storms, tornadoes and other natural disasters and adverse weather, the nature and severity of which can be difficult to predict. These natural disasters can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. For example, the historic flooding of Baton Rouge and surrounding areas in August 2016 had significant impacts in several markets in which we conduct business. Hurricane Harvey caused significant damage and flooding in Texas when it made landfall in August 2017. Hurricane Ida, which made landfall as a category 4 hurricane in Louisiana in August 2021, caused significant damage in the southern part of the state and also disrupted operations for certain of our customers. We recognized a material impairment related to a lending relationship with a group of related borrowers (the “Borrower”), collateralized by commercial real estate, inventory, and equipment. As a result of Hurricane Ida, the Borrower’s business operations were disrupted, and due to this impact on the Borrower’s operations, certain of the collateral supporting the loan relationship experienced a significant reduction in value. Hurricane Francine made landfall in Louisiana in September 2024 as a Category 2 hurricane. The severity and impact of future severe weather events are difficult to predict and may be exacerbated by global climate change. The 2010 Deepwater Horizon oil spill in the Gulf of Mexico illustrated that man-made disasters can also adversely affect economic activity in the markets in which we operate. Any economic decline as a result of a natural disaster, adverse weather, oil spill or other man-made disaster can reduce the demand for loans and our other products and services.

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

Our failure to effectively implement new technologies including artificial intelligence could adversely affect our operations and financial condition.

Our industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, including those using AI. Our ability to compete successfully to some extent depends on whether we can implement new technologies to provide products and services to our customers more efficiently while avoiding significant operational challenges that increase our costs or delay full implementation, especially relative to our peers, many of which have greater resources to devote to technological improvements. The development and use of new technologies presents a number of risks and challenges to our business. For example, we must have or develop in-house capabilities to implement, manage and use the new technologies, or outsource the implementation, management and use of the new technologies to third parties, and develop appropriate internal controls and third-party oversight. In particular, the business, legal and regulatory environment relating to AI is uncertain and rapidly evolving, and could require changes in our approach to AI technology and increase our compliance costs and the risk of non-compliance. The use of AI may also increase our exposure to cyberattacks or other security risks, as discussed further below.

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

The financial services industry is particularly at risk for cybersecurity concerns because of the proliferation of new and emerging technologies, including AI, and the use of the internet and telecommunications technologies to conduct financial transactions. Additionally, increased use of internet and mobile banking products, and applications and plans to use or develop additional remote connectivity solutions increase our cybersecurity risks and exposure. In recent years we have increased our offerings of online and mobile banking services, including online bill payment, online funds transfers, mobile deposits, mobile wallets, video banking and Zelle®. These risks are heightened when customers use near real-time money transfer solutions such as Zelle®, where fraudulent and scam transactions can be more difficult to detect, prevent and recover. Additionally, as part of our banking business, we and certain of our third-party vendors collect, use and hold sensitive data concerning individuals and businesses with whom we have a banking relationship. The holding of such sensitive data by our third-party vendors may enhance the risk of unauthorized access, as the security measures of the third-party vendors’ systems are outside of our direct control. There have been multiple data security incidents in recent years in which a bank’s customer data was accessed by a cybercriminal due to a breach of a vendor’s systems. Threats to data security, including unauthorized access and cyberattacks, rapidly emerge and change and are becoming increasingly sophisticated, exposing us and our third-party vendors to additional costs to secure our data in accordance with customer expectations and statutory and regulatory requirements. We could also experience a breach by intentional or negligent conduct on the part of our employees or other internal sources or by merchants using our customers’ debit and credit cards, software bugs, other technical malfunctions, or other causes. As a result of any of these threats, our computer systems and/or our customer accounts could become vulnerable to misappropriation of confidential information, account takeover schemes, ransomware, or cyberfraud. A ransomware attack could potentially shut down our data processing system and prevent us from accessing critical information. Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware. Events may occur that increase our and other companies’ vulnerability with respect to cybersecurity risks, such as a sudden and substantial increase in remote work by employees as occurred during the early stages of the COVID-19 pandemic or may occur during adverse weather events, and as a result of increased cyberattacks by foreign actors, including in connection with the wars and violence in Ukraine and Israel and surrounding areas.

A breach of security that results in unauthorized access to our data could result in violations of applicable privacy, information security, data protection, and other laws and expose us to disruptions in our daily operations as well as to data loss, litigation, damages, fines and penalties, regulatory sanctions, customer notification requirements, significant increases in compliance and insurance costs, increases in costs for measures to minimize and remediate these risks and breaches, loss of confidence in our security measures, and reputational damage, any of which could individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition, prospects, and shareholder value.

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

Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Rising interest rates increased our costs of long-term debt in 2022, 2023, and 2024. Further increases in interest rates would increase the costs of our variable rate borrowings. There can be no assurances that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our business, financial condition, results of operations and long-term growth prospects could be materially and adversely affected.

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

Our investment securities portfolio may be impacted by market conditions beyond our control, including fluctuations in interest rates, rating agency downgrades of the securities, credit deterioration or default of issuers of the securities, and inactivity or instability in the credit markets. For example, changes in interest rates impact the value of our AFS investment securities portfolio, which we carry at fair value on our consolidated balance sheets. As of December 31, 2024, gross unrealized losses in our AFS investment securities portfolio, primarily reflected in accumulated other comprehensive loss on the consolidated balance sheets, totaled $61.7 million, compared to $57.7 million and $62.5 million at year-end 2023 and 2022, respectively. If investment securities in an unrealized loss position are sold, such losses would become realized, which would adversely affect our results of operations. We evaluate our investment securities on at least a quarterly basis, and more frequently if economic and market conditions warrant, to determine whether any decline in fair value below amortized cost is the result of impairment related to credit deterioration. The process for determining impairment and any credit losses with respect to our investment securities often requires complex, subjective judgments about the future financial performance. In addition, market volatility may make it difficult to value certain securities. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize losses or impairments in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

We face significant fraud, operational and other risks related to our activities, which could expose us to negative publicity, litigation and/or regulatory action.

We are exposed to many types of operational risks, including, particularly as a financial institution, fraud risks and human error. Our fraud risks include fraud committed by external parties against the Company or our customers, fraud committed internally by our associates and fraud committed by customers. Certain fraud risks, including identity theft and account takeover, may increase as a result of customers’ accounts or personally identifiable information being obtained through breaches of retailers’ or other third parties’ networks. Fraud attacks against us and other companies in the financial services industry, and against our customers when engaged in financial transactions, have increased in recent years and have become more sophisticated, including through the use of AI, and more difficult to detect. There has been a significant increase in check fraud in which checks are stolen in the mail and fraudulently deposited into the criminal’s account. We expect that detecting and preventing fraud, and remediating losses caused by fraud, will continue to require ongoing and potentially increased attention and investment. There are inherent limitations to our risk management strategies, as there may exist, or develop in the future, risks that we have not appropriately anticipated, monitored or identified. If our risk management framework proves ineffective, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems and we may be subject to potential claims from third parties and government agencies. We may also suffer severe reputational damage. Any of these consequences could materially and adversely affect our business, financial condition or results of operations.

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

Climate change may intensify severe weather events such as hurricanes and rainstorms that recur in our market areas, which may adversely impact our locations and business and those of our customers and suppliers. In addition, businesses, consumers and investors have focused on transitioning to renewable energy and a net zero economy. If we fail to adequately anticipate and address these changing preferences, our business could be adversely impacted. We are also subject to risks relating to potential new climate change-related legislation or regulations, which could increase our and our customers’ costs, and while this appears unlikely to occur during the current Presidential administration, it could occur in the future. The risks associated with these matters are continuing to evolve rapidly and the ultimate impact on our business is difficult to predict with any certainty.

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

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2024, our goodwill totaled $40.1 million. While we have not recorded any such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

The ECOA, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies enforce these laws and regulations, but private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. If an institution’s performance under the fair lending laws and regulations is found to be deficient, the institution could be subject to damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines, among other sanctions. In addition, the OCC’s assessment of our compliance with the CRA is taken into account when evaluating any application we submit for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of another financial institution. Our failure to satisfy our CRA obligations could, at a minimum, result in the denial of such applications and limit our growth.

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

The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. We are generally unable to control the amount of premiums that we are required to pay for FDIC deposit insurance. A bank’s regular assessments are determined by its risk classification, which is based on certain financial information and the level of supervisory concern that it poses. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC has, in the past, increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. In 2023, the FDIC completed a special assessment that generally only applied to banks with over $5 billion in total assets, but further increases in assessment rates or special assessments that apply to all banks may occur in the future, especially if there are significant financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have an adverse effect on our business, financial condition and results of operations.

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

Shares of our common stock eligible for future sale, including those that may be issued in any private or public offering of our common stock, as consideration in acquisition transactions, or as incentives under incentive plans, could adversely affect market prices for our common stock. As of December 31, 2024, we had 9,828,413 shares outstanding and 260,602 shares subject to options granted under our incentive plan. Because our outstanding shares of common stock either were issued in an offering registered under the Securities Act or have been held for more than one year, such shares are freely tradable, except for shares held by our affiliates (approximately 6% of shares outstanding as of December 31, 2024) and 323,820 shares that represent unvested restricted shares under our incentive plan. Shares issued under our incentive plan will be available for sale into the public market, except for shares held by our affiliates. Shares held by our affiliates may be resold subject to the restrictions in Rule 144 of the Securities Act. In the future, we may issue additional shares of common stock to raise capital for growth or as consideration in acquisition transactions or for other purposes, and such shares may be registered under the Securities Act and freely tradable or may be issued in a private placement and registered for resale under the Securities Act.

Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.

Holders of our common stock are entitled to receive only such cash dividends as our Board may declare out of funds legally available for the payment of dividends. We have no obligation to continue paying dividends, and we may change our dividend policy at any time without notice to our shareholders. In addition, our existing and future debt agreements limit, or may limit, our ability to pay dividends. Under the terms of our 2032 Notes, we are prohibited from paying dividends upon and during the continuance of any Event of Default under such notes. Our ability to pay dividends may be limited on account of the junior subordinated debentures that we assumed through acquisitions. We must make payments on the junior subordinated debentures before any dividends can be paid on our common stock.

Since the Company’s primary asset is its stock of the Bank, we are dependent upon dividends from the Bank to pay our operating expenses, satisfy our obligations and to pay dividends on the Company’s common stock. Accordingly, any declaration and payment of dividends on common stock will substantially depend upon the Bank’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate and other factors deemed relevant by our Board. Furthermore, consistent with our strategic plans, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends, if any, paid to our common shareholders.

In addition, there are numerous laws and banking regulations that limit our and the Bank’s ability to pay dividends. For further discussion of the regulatory restrictions on our ability to pay dividends, see Item 1. Business – Supervision and Regulation – Dividends.

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

Certain provisions of our restated articles of incorporation and our by-laws, as amended, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:

•

enable our Board to issue additional shares of authorized, but unissued capital stock. In particular, our Board may issue “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by the Board;

•	enable our Board to increase the size of the Board and fill the vacancies created by the increase;
•	enable our Board to amend our by-laws without shareholder approval;
•	require advance notice for director nominations and other shareholder proposals; and
•	require prior regulatory application and approval of any transaction involving control of our organization.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including circumstances in which our shareholders might otherwise receive a premium over the market price of our shares.

Our issuance of preferred stock could adversely affect holders of our common stock and discourage a takeover.

Our shareholders authorized our Board to issue up to 5,000,000 shares of preferred stock without any further action on the part of our shareholders. The Board also has the power, without shareholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our Board to issue shares of preferred stock without any action on the part of our shareholders may impede a takeover of us and prevent a transaction perceived to be favorable to our shareholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

As a financial institution, we believe that the risk of cybersecurity incidents is a significant, increasing, and always evolving risk for our business. Federal law and regulations require us to maintain a comprehensive written information security program, and federal banking regulators regularly issue guidance regarding cybersecurity threats intended to enhance our cybersecurity risk management. Accordingly, we have developed and implemented processes for assessing, identifying and managing material risks from cybersecurity threats designed to comply with federal law and regulations and protect against cybersecurity threats to our business. Our program is supported by management and the Board. The Company maintains an active cyber insurance policy to enhance protections against material data intrusions or loss of privacy. For an overview of the federal banking laws and regulations that govern our management and oversight of cybersecurity risks, refer to Item 1. Business – Supervision and Regulation – “Financial Privacy and Cybersecurity Requirements,” incorporated by reference into this Item 1C.

The Company’s IS Program is comprised of five pillars: the Information Security Policy, the Enterprise Information Security Risk Assessment, the Incident Response Plan, a formalized Security Awareness Campaign, and an enterprise monitoring and reporting program.

•

The Information Security Policy contains numerous distinct administrative and technical controls that govern data security for the organization and is based on the NIST Cybersecurity Framework. The policy is reviewed and approved by the Board annually.

•

The Enterprise Information Security Risk Assessment quantifies risk criteria utilizing the same impact measures, including financial, strategic, operational, and reputational, set forth by the Enterprise Risk Committee. The risk assessment is reviewed and approved by the Board annually. The Enterprise Risk Committee includes members of management from various departments and members of the Board and oversees the overall risk management of the Company. The Enterprise Risk Committee meets as often as appropriate to perform its responsibilities, but no less than once per calendar quarter and reports findings and provides recommendations to the Board on a routine basis.

•

The IRP includes procedures for responding to actual or potential cybersecurity incidents, including providing timely notice to customers and our bank regulatory agencies when appropriate. The IRP is based on the NIST Cybersecurity Framework. The plan is tested annually through tabletop exercises.

•

The Security Awareness Campaign is designed with the goal that employees are educated on policy, threats, and best practices from onboarding and throughout their tenure at the Company. This effort includes an onboarding training program, annual attestation and training, and weekly communication designed to help instill in employees a security mindset through repetition.

•

The Company maintains an enterprise monitoring and reporting program, which identifies key risk indicators for tracking and identifying trends. The key risk indicators are presented to the Company’s IT Committee and the Board on a monthly basis.

The IS Program is monitored each year through various internal and external audits, as well as OCC regulatory exams. Vulnerability and penetration testing are also conducted at least annually by an independent third party to supplement the vulnerability and patching program routinely performed by internal staff. Third-party vendors supplement the Company’s internal patching program as necessary. The Company also utilizes a third-party “SOC as a Service” to monitor extended detection and response logs and network traffic.

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

Governance

The Board is responsible for oversight of risks from cybersecurity threats. Oversight of cybersecurity risk management is performed primarily by the Board and the IT Committee. The IT Committee’s primary purpose is to assist the Board in its oversight of technology and innovation strategies, plans and operations related to cybersecurity, data privacy, and third-party technology risk management. Of the IT Committee members who are not Board members, only our CIO and CISO are responsible for assessing and managing cybersecurity risks, and the other committee members are responsible for oversight. The CISO provides monthly information security reports to the Board and IT Committee on cybersecurity programs, policies and controls, key risk indicators and trends including responses to any cybersecurity events, and efforts to improve security. Annually, the CISO provides security training to the Board. The CISO also provides the Board with an annual Information Security Program Summary Report in compliance with federal banking guidelines.

The IS Program is managed by the CISO who reports to the Chief Operations Officer and is reviewed by regulators as well as internal auditors. An information security analyst reports to the CISO and performs security and assurance functions daily. The CIO and information technology staff support the CISO in cybersecurity operations as necessary to mitigate risks to the Company's technology infrastructure. The CISO holds two cybersecurity industry leading certifications (Certified Information Systems Security Professional and Certified Cloud Security Professional) and has more than 20 years of technology experience. The CIO has been in the information technology field for over 30 years and at various points held the following certifications: Cisco Certified Internetwork Expert, Cisco Certified Network Professional, Cisco Certified Voice Professional, Cisco Certified Design Professional, and Microsoft Certified Systems Engineer. The information security analyst has over five years of experience and holds ISC2’s “Certified in Cybersecurity” certification. Information technology staff are generally subject to professional education, experience, and certification requirements, and receive education and mentoring from the CISO and CIO.

Item 2. Properties

Our main office, which serves as our executive and operations center, is located at 10500 Coursey Boulevard in Baton Rouge, Louisiana. In addition, we operate 29 full-service branches. Our 20 branches in Louisiana are located in Ascension (1), East Baton Rouge (3), West Baton Rouge (1), Jefferson (2), Lafayette (2), Livingston (1), Orleans (1), St. Tammany (1), Tangipahoa (1), East Feliciana (2), West Feliciana (1), Evangeline (3) and Calcasieu (1) Parishes. Our three branches in Texas are located in Galveston (1), Harris (1) and Montgomery (1) Counties. Our six branches in Alabama are located in Calhoun (3), Sumter (2) and Tuscaloosa (1) Counties. We also have one stand-alone ITM in Morgan City, Louisiana.

We own the building, known as Investar Tower, in which our main office is located, and all of our branch offices, with the exception of two leased branch locations in Louisiana and three leased branch locations in Texas. As lessor, we lease space on the first floor of our main office building to multiple tenants, and we also lease a portion of one of our branch locations. Each of our owned branch facilities is a stand-alone building with on-site parking and drive-up access, the majority of which are equipped with an ATM or ITM. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

We also own a tract of land in each of the following Louisiana parishes: East Baton Rouge Parish and St. Mary Parish. Each tract of land has been designated as either a future branch or stand-alone ITM location. The timing of the development of these tracts of land is uncertain.

Item 3. Legal Proceedings

From time to time we are party to ordinary routine litigation matters incidental to the conduct of our business. We are not presently party to, and none of our property is the subject of, any legal proceedings, the resolution of which we believe would have a material adverse effect on our business, financial condition, results of operations, cash flows, growth prospects or capital levels, nor were any such proceedings terminated during the fourth quarter of 2024.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “ISTR.” As of March 10, 2025, there were approximately 677 holders of record of our common stock including participants in security position listings.

Dividend Policy

The Company has paid a quarterly dividend since 2011 and intends to continue to declare dividends on a quarterly basis. The declaration of dividends is at the discretion of our Board and will depend on our financial performance, future prospects, regulatory requirements and other factors deemed relevant by the Board.

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

Stock Performance Graph

The above graph compares the cumulative total shareholder return on the Company’s common stock over a measurement period beginning at the market close on the last trading day of 2019, with (i) the cumulative total return on the stocks included in the Russell 3000 Index and (ii) the cumulative total return on the stocks included in the S&P United States SmallCap Banks Index, which includes banks with market capitalizations of $250 million to $1 billion. The performance graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the S&P United States SmallCap Banks Index was $100 at December 31, 2019 and that all dividends were reinvested.

Index	12/31/2019	6/30/2020	12/31/2020	6/30/2021
Investar Holding Corporation	$100.00	$68.42	$90.82	$115.01
Russell 3000	100.00	60.75	70.21	97.84
S&P US SmallCap Banks	100.00	96.52	120.89	139.15
	12/31/2021	6/30/2022	12/31/2022	6/30/2023
Investar Holding Corporation	$126.43	$106.40	$111.47	$86.57
Russell 3000	79.33	95.18	94.43	53.91
S&P US SmallCap Banks	151.91	119.86	122.73	142.58
	12/31/2023	6/30/2024	12/31/2024
Investar Holding Corporation	$112.03	$106.49	$132.44
Russell 3000	67.45	70.09	101.63
S&P US SmallCap Banks	154.59	175.55	191.39

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

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(3)
October 1, 2024 to October 31, 2024	—	$—	—	495,645
November 1, 2024 to November 30, 2024	287	20.81	—	495,645
December 1, 2024 to December 31, 2024	—	—	—	495,645
	287	$20.81	—	495,645

(1)	Includes 287 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.
(2)	The average price paid per share does not include the effect of excise tax expense incurred on net stock repurchases.
(3)	The Company has had a stock repurchase program since 2015. At December 31, 2024, the Company had 495,645 shares of our common stock remaining authorized for repurchase under the program.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on the financial condition and results of operations of Investar Holding Corporation and its wholly-owned subsidiary, Investar Bank, National Association. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes and other supplemental information included herein. Certain risks, uncertainties and other factors, including those set forth under Item 1A. Risk Factors in Part I, and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statement appearing in this discussion and analysis.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, both in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements include statements relating to our projected growth, anticipated future financial performance, changes in our ACL including due to the adoption of ASU 2016-13, anticipated future credit quality and our potential ability to achieve performance and strategic goals, as well as statements relating to the anticipated effects of these factors on our business, financial condition and results of operations. These statements can typically be identified through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature.

Our forward-looking statements contained herein are based on assumptions and estimates that management believes to be reasonable in light of the information available at this time. However, many of these statements are inherently uncertain and beyond our control and could be affected by many factors. Factors that could have a material effect on our business, financial condition, results of operations, cash flows and future growth prospects can be found in Item 1A. Risk Factors. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•	the significant risks and uncertainties for our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements caused by business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate;
•	changes in inflation, interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing;
•	our ability to successfully execute our near-term strategy to pivot from primarily a growth strategy to a strategy primarily focused on consistent, quality earnings through the optimization of our balance sheet, and our ability to successfully execute a long-term growth strategy;
•	our ability to achieve organic loan and deposit growth, and the composition of that growth;
•	a reduction in liquidity, including as a result of a reduction in the amount of deposits we hold or other sources of liquidity, which may be caused by, among other things, disruptions in the banking industry similar to those that occurred in early 2023 that caused bank depositors to move uninsured deposits to other banks or alternative investments outside the banking industry;
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

Overview

Through the Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals, and small to medium-sized businesses. Our primary areas of operation are south Louisiana (approximately 78% of our total deposits as of December 31, 2024), including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; southeast Texas, primarily Houston and its surrounding area; and Alabama, including York and Oxford and their surrounding areas. As of March 12, 2025, we operated 29 full service branches comprised of 20 full service branches in Louisiana, three full service branches in Texas, and six full service branches in Alabama. The Bank commenced operations in 2006 and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter and its name changed to Investar Bank, National Association.

During 2023, we pivoted our near-term strategy from primarily a growth strategy to primarily a focus on consistent, quality earnings through the optimization of our balance sheet. Our strategy includes a focus on originating and renewing high quality, primarily variable-rate, loans and allowing higher risk credit relationships to run off. Our near-term strategy includes continuing to consider acquisitions on an opportunistic basis. Our long-term strategy includes organic growth through high quality loans and growth through acquisitions, including whole-bank acquisitions, strategic branch acquisitions and asset acquisitions. We have completed seven whole-bank acquisitions since 2011 and regularly review acquisition opportunities. Our most recent whole bank acquisition was completed in April 2021. We opened a loan and deposit production office in our Texas market in the first quarter of 2024 and converted it to a full-service branch location in the fourth quarter of 2024. Additionally, in the third quarter of 2023, we converted an existing loan and deposit production office in Tuscaloosa, Alabama to a cashless branch designed to provide a digital banking experience. During the third and fourth quarters of 2023, we purchased commercial and industrial revolving lines of credit with an unpaid principal balance of $162.7 million in two tranches.

We have continued to evaluate opportunities to improve our branch network efficiency, leverage our digital initiatives, and further reduce costs. We closed four branches during our last three fiscal years. Two of the branches had been acquired, and the closures involved anticipated synergies that resulted in significant cost savings. In 2022, we sold five former branch locations and three tracts of land that were being held for future branch locations. On January 27, 2023, we completed the sale of certain assets, deposits and other liabilities associated with our Alice, Texas and Victoria, Texas branch locations to First Community Bank in order to focus more on our core markets. Of the Bank’s entire branch network, these two locations were geographically the most distant from our Louisiana headquarters.

In an effort to focus more on our core business and optimize profitability, in the third quarter of 2023, we made the strategic decision to exit the consumer mortgage origination business. Consumer mortgage loan products are typically long-term and fixed-rate and generally require a higher relative ACL than other loan products. Consumer mortgage volumes have decreased to historical lows due to the combination of rising housing prices and interest rates and constriction of housing supply. As a result of this decision, we further optimized our workforce and will continue to dedicate resources to our more profitable products and services. Substantially all of the consumer mortgage portfolio is included in the 1-4 family loan category.

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

For certain GAAP performance measures, see “Certain Performance Indicators: GAAP Financial Measures” below. We also monitor changes in our tangible equity, tangible assets, and tangible book value per share, shown in the section “Certain Performance Indicators: Non-GAAP Financial Measures” below.

Certain Performance Indicators: GAAP Financial Measures

	As of and for the years ended December 31,
(In thousands, except share data)	2024	2023(1)	2022	2021(2)	2020(3)
Financial Information
Total assets	$2,722,812	$2,815,155	$2,753,807	$2,513,203	$2,321,181
Total stockholders' equity	241,296	226,768	215,782	242,598	243,284
Net interest income	69,753	74,520	89,785	83,814	73,534
Net income	20,252	16,678	35,709	8,000	13,889
Diluted earnings per share	2.04	1.69	3.50	0.76	1.27

Performance Ratios
Return on average assets	0.73%	0.60%	1.37%	0.31%	0.61%
Return on average equity	8.60	7.63	15.63	3.22	5.77
Net interest margin	2.63	2.83	3.67	3.53	3.49
Dividend payout ratio	19.90	23.37	10.31	40.26	19.69

Efficiency Ratio
Noninterest expense	$63,032	$62,630	$60,865	$63,062	$57,131
Net interest income	69,753	74,520	89,785	83,814	73,534
Noninterest income	14,205	6,538	18,350	12,042	12,096
Efficiency ratio(4)	75.08%	77.26%	56.29%	65.79%	66.72%

Capital Ratios
Total equity to total assets	8.86%	8.06%	7.84%	9.65%	10.48%

(1)	During 2023 we purchased commercial and industrial lines of credit with an unpaid principal balance of $162.7 million. We also sold certain assets, deposits, and other liabilities associated with two branches in Texas previously acquired from PlainsCapital Bank.
(2)	On April 1, 2021, the Company acquired Cheaha Financial Group, Inc. and its wholly-owned subsidiary Cheaha Bank, by merger with and into the Company and Bank, respectively.
(3)	On February 21, 2020, the Bank acquired two branches from PlainsCapital Bank.
(4)	Calculated as noninterest expense divided by the sum of net interest income (before provision for credit losses) and noninterest income.

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

Our management, banking regulators, financial analysts and investors use these non-GAAP financial measures to compare the capital adequacy of banking organizations with significant amounts of preferred equity and/or goodwill or other intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions. Tangible equity, tangible assets, tangible book value per share or related measures should not be considered in isolation or as a substitute for total stockholders’ equity, total assets, book value per share or any other measure calculated in accordance with GAAP. Moreover, the manner in which we calculate tangible equity, tangible assets, tangible book value per share and any other related measures may differ from that of other companies reporting measures with similar names. The following table reconciles, as of the dates set forth below, stockholders’ equity (on a GAAP basis) to tangible equity and total assets (on a GAAP basis) to tangible assets and calculates our tangible book value per share (dollars in thousands).

	As of and for the years ended December 31,
	2024	2023	2022	2021	2020
Total stockholders’ equity - GAAP	$241,296	$226,768	$215,782	$242,598	$243,284
Adjustments:
Goodwill	40,088	40,088	40,088	40,088	28,144
Core deposit intangible	1,508	2,132	2,959	3,848	3,988
Trademark intangible	100	100	100	100	100
Tangible equity	$199,600	$184,448	$172,635	$198,562	$211,052

Total assets - GAAP	$2,722,812	$2,815,155	$2,753,807	$2,513,203	$2,321,181
Adjustments:
Goodwill	40,088	40,088	40,088	40,088	28,144
Core deposit intangible	1,508	2,132	2,959	3,848	3,988
Trademark intangible	100	100	100	100	100
Tangible assets	$2,681,116	$2,772,835	$2,710,660	$2,469,167	$2,288,949

Total shares outstanding	9,828,413	9,748,067	9,901,847	10,343,494	10,608,869
Book value per share	$24.55	$23.26	$21.79	$23.45	$22.93
Effect of adjustments	(4.24)	(4.34)	(4.36)	(4.25)	(3.04)
Tangible book value per share	$20.31	$18.92	$17.43	$19.20	$19.89
Total equity to total assets	8.86%	8.06%	7.84%	9.65%	10.48%
Effect of adjustments	(1.42)	(1.41)	(1.47)	(1.61)	(1.26)
Tangible equity to tangible assets	7.44%	6.65%	6.37%	8.04%	9.22%

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

Allowance for Credit Losses. In June 2016, the FASB issued a new accounting standard (ASU 2016-13), referred to as the CECL standard, which became effective for us, as a smaller reporting company, on January 1, 2023. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired, and be adjusted each period for changes in expected lifetime credit losses. The CECL methodology replaces multiple prior impairment models under GAAP that generally required that a loss be “incurred” before it was recognized, and represents a significant change from prior GAAP. Results for reporting periods beginning on and after January 1, 2023 are presented in accordance with ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

For reporting periods beginning on and after January 1, 2023, reflecting the adoption of ASU 2016-13:

On January 1, 2023, we adopted ASC Topic 326, “Financial Instruments—Credit Losses,” commonly referred to as the CECL standard, on a modified retrospective basis. The provisions of this guidance required a material change to the manner in which the Company estimates and reports losses on financial instruments, including loans and unfunded lending commitments, select investment securities, and other assets carried at amortized cost.

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

Management considers the appropriateness of these critical assumptions as part of its allowance review and believes the ACL level is appropriate based on information available through the financial statement date. Please refer to Note 3. Loans and Allowance for Credit Losses, and Note 1. Summary of Significant Accounting Policies – Allowance for Credit Losses for additional discussion.

For reporting periods prior to January 1, 2023, prior to the adoption of ASU 2016-13:

The allowance for loan losses was established as losses were estimated through a provision for loan losses charged to earnings. Through December 31, 2022, the allowance for loan losses was based on the amount that management believed would be adequate to absorb probable losses inherent in the loan portfolio based on, among other things, evaluations of the collectability of loans and prior loan loss experience. The evaluations took into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect borrowers’ abilities to pay. Another component of the allowance was losses on loans assessed as impaired under FASB ASC Topic 310,“Receivables” (“ASC 310”). The balance of the loans determined to be impaired under ASC 310 and the related allowance was included in management’s estimation and analysis of the allowance for loan losses. Allowances for impaired loans were generally determined based on collateral values or the present value of estimated cash flows.

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

For reporting periods beginning on and after January 1, 2023, reflecting the adoption of ASU 2016-13:

ASU 2016-13 amended the accounting model for purchased financial assets and replaced the guidance for PCI financial assets with the concept of PCD assets. For PCD assets, the CECL estimate is recognized through the ACL with an offset to the amortized cost basis of the PCD asset at the date of acquisition. Subsequent changes in the ACL for PCD assets are recognized through a provision for credit losses on loans. We used the prospective transition approach for PCD loans that were previously classified as PCI and accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). As permitted under ASU 2016-13, the Company did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption.

Please refer to Note 1. Summary of Significant Accounting Policies – Acquisition Accounting, for additional discussion.

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

Through December 31, 2022, we accounted for acquired impaired loans under ASC Topic 310-30. An acquired loan was considered impaired when there was evidence of credit deterioration since origination and it was probable at the date of acquisition that we would be unable to collect all contractually required payments. ASC 310-30 prohibited the carryover of an allowance for loan losses for acquired impaired loans. Over the life of the acquired loans, we continually estimated the cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. As of the end of each fiscal quarter, we evaluated the present value of the acquired loans using the effective interest rates. For any increases in cash flows expected to be collected, we adjusted the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life, while we recognized a provision for loan loss in the consolidated statement of income if the cash flows expected to be collected had decreased.

Overview of Financial Condition and Results of Operations

Net income for the year ended December 31, 2024 totaled $20.3 million, or $2.04 per diluted common share, compared to $16.7 million, or $1.69 per diluted common share, for the year ended December 31, 2023. This represents a $3.6 million, or a 21.4%, increase in net income.

Net income increased primarily due to a $7.7 million increase in noninterest income, partially offset by a $4.8 million decrease in net interest income and a $0.4 million increase in noninterest expense. There was also a $3.5 million negative provision for credit losses in 2024 compared to a negative provision for credit losses of $2.0 million in 2023. The increase in noninterest income is mainly attributable to a $3.5 million increase in income from BOLI primarily due to the receipt of death benefit proceeds in the fourth quarter of 2024 and a gain on sale or disposition of fixed assets of $0.4 million recorded during the year ended December 31, 2024, primarily resulting from the closure of one branch in the Alabama market, compared to a loss on sale or disposition of fixed assets of $1.3 million recorded during the year ended December 31, 2023, primarily resulting from the sale of the Alice and Victoria, Texas branches, the disposition of ATMs and a reclassification of bank premises and equipment to other real estate owned. In addition, we recorded noninterest income from a legal settlement of $1.1 million during the year ended December 31, 2024 related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. We also recorded a gain on sale of other real estate owned of $0.7 million during the year ended December 31, 2024, primarily related to that loan relationship, compared to a loss on sale of other real estate owned of $0.1 million recorded during the year ended December 31, 2023. The decrease in net interest income was a result of a $15.4 million increase in interest expense partially offset by a $10.7 million increase in interest income, as we experienced margin compression due to rising market interest rates. The increase in noninterest expense primarily resulted from a $1.5 million increase in salaries and employee benefits, partially offset by a $0.7 million decrease in depreciation and amortization and a $0.4 million decrease in occupancy expense. At December 31, 2024, the Company and the Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under prompt corrective action regulations.

Additional key components of the Company’s performance during the year ended December 31, 2024 are summarized below.

•	Return on average assets increased to 0.73% for the year ended December 31, 2024, compared to 0.60% for the year ended December 31, 2023. Return on average equity increased to 8.60% for the year ended December 31, 2024 compared to 7.63% for the year ended December 31, 2023.

•	Book value per common share increased to $24.55 at December 31, 2024, or 5.5%, compared to $23.26 at December 31, 2023.

•

Consistent with our strategy of optimizing the balance sheet, total loans decreased $85.5 million, or 3.9% to $2.13 billion at December 31, 2024, compared to $2.21 billion at December 31, 2023. Variable-rate loans as a percentage of total loans was 32% at December 31, 2024 compared to 27% at December 31, 2023. For the year ended December 31, 2024, we recorded a $3.5 million negative provision for credit losses.

•	Nonperforming loans were 0.42% of total loans at December 31, 2024 compared to 0.26% at December 31, 2023.

•

Total deposits were $2.35 billion at December 31, 2024, an increase of $90.2 million, or 4.0%, compared to deposits of $2.26 billion at December 31, 2023. Noninterest-bearing deposits decreased $16.6 million, or 3.7%, to $432.1 million compared to $448.8 million at December 31, 2023. At December 31, 2024, estimated uninsured deposits represented approximately 31% of our total deposits.

•	During the year ended December 31, 2024, we redeemed $20.0 million in principal amount and repurchased $8.0 million in principal amount of our subordinated debt and recorded a $0.3 million gain on extinguishment of subordinated debt.

•

Net interest income for the year ended December 31, 2024 was $69.8 million, a decrease of $4.8 million, or 6.4%, compared to $74.5 million for the year ended December 31, 2023, driven primarily by an increase in the rates paid on interest-bearing liabilities, partially offset by increases in the volume and yield earned on interest-earning assets.

•	For the year ended December 31, 2024, our net interest margin was 2.63%, compared to 2.83% for the year ended December 31, 2023

•	At December 31, 2024, we had no outstanding borrowings under the BTFP compared to $212.5 million at December 31, 2023 with a weighted average rate of 4.83%.

•	We repurchased 18,621 shares of our common stock at an average price of $16.13 per share during 2024 and repurchased 222,448 shares of our common stock at an average price of $13.47 per share during 2023. We increased dividends by 4% to $0.41 per share for 2024 from $0.395 per share for 2023.

•	Stockholders’ equity increased 6.4% to $241.3 million at December 31, 2024, compared to December 31, 2023, due to net income for 2024, partially offset by dividends and stock repurchases, and an increase in accumulated other comprehensive loss due to a decrease in the fair value of the Bank’s AFS securities portfolio.

Certain Events That Affect Year-over-Year Comparability

Changing Inflation and Interest Rates. During the entirety of 2021, the federal funds target rate was 0% to 0.25%, and it remained at that rate until March 2022. Inflation increased rapidly during 2021 through June 2022. After June 2022, the rate of inflation generally declined; however, it began increasing in the later part of 2024 and has remained above the Federal Reserve’s target inflation rate of 2%. In response, the Federal Reserve raised the federal funds target rate multiple times from March 2022 through July 2023. Through these incremental increases to the target rate, the Federal Reserve raised, on a cumulative basis, the target rate from 0% to 0.25% by 525 basis points to 5.25% to 5.50%. During 2023, the Federal Reserve raised the federal funds target rate four times, from 4.25% to 4.50%, to 5.25% to 5.50% where it remained until September 2024. The Federal Reserve reduced the federal funds target rate three times in 2024 by 100 basis points on a cumulative basis to 4.25% to 4.50%.

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

In response to the disruptions and related publicity, we formed an internal task force that included members of our ALCO. The task force met frequently to review our liquidity position and liquidity sources, and oversaw the Bank’s process to qualify for the BTFP. In addition, we took steps to inform our customers about our financial position, liquidity and insured deposit products. During the second quarter of 2023, we utilized the BTFP and reduced FHLB advances. The Bank utilized this source of funding due to its lower rate, the ability to prepay the obligations without penalty, and as a means to lock in funding. During the fourth quarter of 2023 and again in the first quarter of 2024, the Bank refinanced its BTFP borrowings with new borrowings under the program due to more favorable rates. The Federal Reserve ceased making new loans under the BTFP on March 11, 2024. During the third quarter of 2024, we began paying down borrowings under the BTFP and repaid all of the remainingborrowings under the BTFP in the fourth quarter of 2024. As of December 31, 2024, estimated uninsured deposits represented approximately 31% of our total deposits. For additional information, see “Discussion and Analysis of Financial Condition – “Deposits,” “Borrowings,” and “Liquidity and Capital Resources” and Part I. Item 1A. Risk Factors.

Hurricane Ida. On August 29, 2021, Hurricane Ida hit the Louisiana coast as a category 4 hurricane. Though Hurricane Ida did not cause significant physical damage to our branch locations, the storm devastated some of our market areas. The Company set up programs to help employees and customers experiencing financial difficulty as a result of the hurricane, including a deferral program. Additionally, the Company recorded an impairment charge of $21.6 million in the third quarter of 2021 related to a lending relationship with related borrowers (collectively, the “Borrower”) consisting of multiple loans secured by various types of collateral, including real estate, inventory, and equipment. As a result of Hurricane Ida’s impact on the Borrower’s business operations, some of the collateral securing the loan relationship, including real estate, inventory, and equipment, experienced a significant reduction in value. Since the third quarter of 2021, as of December 31, 2024, we have recorded net recoveries related to this loan relationship of $2.5 million, substantially all of which were in 2023. Additionally, during 2024, we recorded a gain on sale of other real estate owned of $0.7 million and noninterest income of $1.1 million from a legal settlement related to this loan relationship.

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

Adoption of ASU 2016-13. As discussed throughout this report, we adopted ASU 2016-13 on January 1, 2023, and recorded a one-time, cumulative effect adjustment that increased the ACL by $5.9 million and decreased retained earnings, net of tax, by $4.3 million.

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

Branch Activity. We closed one branch location in Baton Rouge, Louisiana and one branch location in Westlake, Louisiana in May 2022. We closed one branch location in Central, Louisiana in March 2023. We sold the land and buildings relating to five locations during 2022. During 2022, we also sold three tracts of land that were held for future branch locations. In January 2024, we closed one branch in Alabama. We continue to evaluate opportunities to reduce our physical branch footprint and further improve efficiency through digital initiatives.

Subordinated Debt Repurchases. During the first quarter of 2024, we repurchased $1.0 million in principal amount of our 2032 Notes. During the second quarter of 2024, we repurchased $5.0 million in principal amount of our 2029 Notes and $2.0 million in principal amount of our 2032 Notes.

Subordinated Debt Issuance and Redemptions. In April 2022, we completed a private placement of $20.0 million in aggregate principal amount of our 2032 Notes. In June 2022, we used the majority of the proceeds to redeem $18.6 million of our 2027 Notes. We utilized the remaining proceeds for share repurchases and for general corporate purposes. During the fourth quarter of 2024, we redeemed all of the remaining $20.0 million in principal amount of the 2029 Notes. As of December 31, 2024, our outstanding subordinated debt consisted of $17.0 million in principal amount of our 2032 Notes.

BOLI Restructuring. During the first quarter of 2024, we surrendered approximately $8.4 million of BOLI and reinvested the proceeds in higher yielding policies.

BOLI Death Benefit Proceeds. During the fourth quarter of 2024, we received BOLI death benefit proceeds totaling $5.5 million, and recorded a related $3.1 million in nontaxable noninterest income from BOLI.

Discussion and Analysis of Financial Condition

Total assets were $2.7 billion at December 31, 2024, a decrease of $92.3 million, or 3.3%, compared to total assets of $2.8 billion at December 31, 2023. The decrease can mainly be attributed to an $85.5 million decrease in loans and a $30.8 million decrease in the AFS securities portfolio, partially offset by a $22.2 million increase in the HTM securities portfolio.

Loans

General. Loans, constitute our most significant asset, comprising 78% and 79%, of our total assets at December 31, 2024 and 2023, respectively. Loans decreased $85.5 million, or 3.9%, to $2.13 billion at December 31, 2024 from $2.21 billion at December 31, 2023. The decrease in loans was primarily the result of lower demand and loan amortization. Given the high interest rate environment, we have been emphasizing origination of high margin loans that promote long-term profitability and proactively exiting credit relationships that do not fit this strategy.

The table below sets forth the balance of loans outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	December 31,
	2024		2023
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Mortgage loans on real estate:
Construction and development	$154,553	7.3%	$190,371	8.6%
1-4 Family	396,815	18.7	413,786	18.7
Multifamily	84,576	4.0	105,946	4.8
Farmland	6,977	0.3	7,651	0.4
Commercial real estate
Owner-occupied	449,259	21.1	449,610	20.3
Nonowner-occupied	495,289	23.3	488,098	22.1
Commercial and industrial	526,928	24.8	543,421	24.6
Consumer	10,687	0.5	11,736	0.5
Total loans	$2,125,084	100%	$2,210,619	100%

At December 31, 2024, the Company’s total business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $976.2 million, a decrease of $16.8 million, or 1.7%, compared to the business lending portfolio of $993.0 million at December 31, 2023. The decrease in the business lending portfolio is primarily driven by loan amortization consistent with our strategy of optimizing the balance sheet, partially offset by conversions of construction and development loans to owner-occupied loans upon completion of construction. Largely as a result of our strategy to optimize the balance sheet, our variable-rate loans as a percentage of total loans increased to 32% at December 31, 2024 compared to 27% at December 31, 2023. We continue to focus on a relationship-driven banking strategy and have increased our emphasis on originating higher margin commercial and industrial and owner-occupied commercial real estate loans that promote long-term profitability.

Nonowner-occupied loans totaled $495.3 million at December 31, 2024, an increase of $7.2 million, or 1.5% compared to $488.1 million at December 31, 2023, primarily due to a reclassification of a $15.9 million multifamily loan to a nonowner-occupied loan and conversions of construction and development loans to nonowner-occupied loans upon completion of construction, partially offset by loan amortization.

As discussed above under “Overview,” during the third quarter of 2023 we exited the consumer mortgage loan origination business to transition into shorter duration, higher risk-adjusted return asset classes, in an effort to focus more on our core business and optimize profitability. The consumer mortgage portfolio was approximately $242.5 million at December 31, 2024, a decrease of $19.1 million, or 7.3%, compared to $261.6 million at December 31, 2023, substantially all of which is included in the 1-4 family category. The remaining loans in the category consisted primarily of second mortgages, home equity loans, home equity lines of credit, and business purpose loans secured by 1-4 family residential real estate.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2024 and December 31, 2023, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

The table below sets forth the balance of owner-occupied loans by industry based on NAICS code and nonowner-occupied loans by property type as of the dates presented (dollars in thousands).

	December 31,
	2024		2023
	Amount	Percentage of Total	Amount	Percentage of Total
Owner-Occupied
Retail trade	$136,350	15%	$128,585	14%
Real estate	67,590	7	75,843	8
Wholesale trade	48,930	5	48,046	5
Healthcare and social assistance	38,950	4	36,107	4
Other services (except public administration)	32,532	4	32,433	3
Accommodation and food services	30,071	3	31,369	3
Construction	18,276	2	20,232	2
Professional, scientific, and technical services	17,373	2	15,443	2
Manufacturing	16,618	2	17,679	2
Educational services	12,247	1	10,394	1
All other	30,322	3	33,479	4
Total owner-occupied	$449,259	48%	$449,610	48%
Nonowner-Occupied
Retail	$168,033	18%	$161,866	17%
Office	97,261	10	104,337	11
Healthcare	95,641	10	89,516	10
Warehouse	57,684	6	61,784	7
Hotel/motel	30,875	3	13,660	1
All other	45,795	5	56,935	6
Total nonowner-occupied	$495,289	52%	$488,098	52%
Total commercial real estate	$944,548	100%	$937,708	100%

The following table sets forth loans outstanding at December 31, 2024, which, based on remaining scheduled repayments of principal, are due in the periods indicated, as well as the amount of loans with fixed and variable rates in each maturity range. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported below as due in one year or less.

(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Mortgage loans on real estate:
Construction and development	$120,514	$21,984	$5,297	$2,771	$3,987	$154,553
1-4 Family	74,749	74,001	23,379	18,228	206,458	396,815
Multifamily	15,017	57,173	11,500	—	886	84,576
Farmland	1,499	4,641	837	—	—	6,977
Commercial real estate
Owner-occupied	38,617	142,819	162,166	97,967	7,690	449,259
Nonowner-occupied	78,183	251,530	137,714	27,655	207	495,289
Commercial and industrial	300,683	103,762	64,856	56,389	1,238	526,928
Consumer	3,282	5,813	1,281	221	90	10,687
Total loans	$632,544	$661,723	$407,030	$203,231	$220,556	$2,125,084

Loans with fixed rates:
Mortgage loans on real estate:
Construction and development	$10,503	$15,450	$5,297	$2,771	$3,987	$38,008
1-4 Family	14,150	68,401	23,379	18,228	206,458	330,616
Multifamily	14,264	51,382	3,796	—	886	70,328
Farmland	562	4,182	837	—	—	5,581
Commercial real estate
Owner-occupied	15,851	127,054	127,978	80,691	1,497	353,071
Nonowner-occupied	68,013	209,787	113,977	13,803	207	405,787
Commercial and industrial	30,006	78,282	64,856	56,389	1,238	230,771
Consumer	2,628	5,813	1,281	221	90	10,033
Total loans with fixed rates	$155,977	$560,351	$341,401	$172,103	$214,363	$1,444,195

Loans with variable rates:
Mortgage loans on real estate:
Construction and development	$110,011	$6,534	$—	$—	$—	$116,545
1-4 Family	60,599	5,600	—	—	—	66,199
Multifamily	753	5,791	7,704	—	—	14,248
Farmland	937	459	—	—	—	1,396
Commercial real estate
Owner-occupied	22,766	15,765	34,188	17,276	6,193	96,188
Nonowner-occupied	10,170	41,743	23,737	13,852	—	89,502
Commercial and industrial	270,677	25,480	—	—	—	296,157
Consumer	654	—	—	—	—	654
Total loans with variable rates	$476,567	$101,372	$65,629	$31,128	$6,193	$680,889

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment as a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowings. Investment securities represented 14% of our total assets and totaled $373.8 million at December 31, 2024, a decrease of $8.6 million, or 2.2%, from $382.4 million at December 31, 2023. The decrease in investment securities was driven by a $23.5 million decrease in residential mortgage-backed securities, a $4.3 million decrease in obligations of the U.S. Treasury and U.S. government agencies and corporations, and a $3.5 million decrease in commercial mortgage-backed securities, partially offset by a $21.9 million increase in obligations of state and political subdivisions and a $0.9 million increase in corporate bonds. Due in large part to higher interest rates and market volatility, net unrealized losses in our AFS investment securities portfolio totaled $61.4 million at December 31, 2024 and $57.4 million at December 31, 2023.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	December 31,
	2024		2023
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$15,707	4.2%	$20,043	5.2%
Obligations of state and political subdivisions	56,738	15.2	34,866	9.1
Corporate bonds	27,267	7.3	26,356	6.9
Residential mortgage-backed securities	210,837	56.4	234,354	61.3
Commercial mortgage-backed securities	63,259	16.9	66,771	17.5
Total investment securities	$373,808	100%	$382,390	100%

The investment portfolio consists of AFS and HTM securities. We do not hold any investments classified as trading. We classify debt securities as HTM if management has the positive intent and ability to hold the securities to maturity. HTM securities are stated at amortized cost. Securities not classified as HTM are classified as AFS and are stated at fair value. At December 31, 2024, AFS securities comprised 89% of our total investment portfolio.

We adopted ASU 2016-13 effective January 1, 2023. Due to the nature of the investments, current market prices, and the current interest rate environment, we determined that the declines in the fair values of the AFS and HTM securities portfolio were not attributable to credit losses. Accordingly, there was no adjustment made to the amortized cost basis upon adoption. The carrying values of our AFS securities are adjusted for unrealized gains or losses not attributable to credit losses as valuation allowances, and any gains or losses are reported on an after-tax basis as a component of other comprehensive income (loss).For additional information regarding accounting for our investment securities, see Note 1. Summary of Significant Accounting Policies – Allowance for Credit Losses.

During the year ended December 31, 2024, we purchased $27.0 million of HTM securities classified as obligations of state and political subdivisions, compared to $14.1 million during the year ended December 31, 2023. During the year ended December 31, 2024, we purchased $27.6 million of AFS investment securities, compared to $107.9 million during the year ended December 31, 2023. Proceeds from maturities, prepayments and calls of AFS securities were $35.6 million in 2024 compared to $140.7 million in 2023, and we sold $18.0 million of AFS investment securities in 2024 compared to $15.0 million in 2023. Proceeds from maturities, prepayments and calls of HTM securities were $4.8 million in 2024 compared to $1.9 million in 2023.

Mortgage-backed securities represented 55% and 4% of the AFS securities we purchased in 2024 and 2023, respectively. U.S. Treasury and U.S. government agencies and corporations securities represented 23% and 96% of the AFS securities we purchased in 2024 and 2023, respectively. We did not purchase any other investment type in 2023. Of the remaining AFS securities purchased in 2024, 13% were obligations of state and political subdivisions and 9% were corporate bonds. We only purchase corporate bonds that are investment grade securities issued by seasoned corporations.

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio as of December 31, 2024 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of states and political subdivisions	$—	—%	$2,614	3.75%	$3,000	6.80%	$35,004	7.23%
Residential mortgage-backed securities	—	—	—	—	—	—	2,069	3.11
Available for sale:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	496	3.07	10,353	5.78	5,136	4.99	—	—
Obligations of states and political subdivisions	495	2.11	4,491	2.91	6,161	2.25	7,216	2.56
Corporate bonds	5,250	3.91	7,238	4.46	15,034	4.11	2,250	3.00
Residential mortgage-backed securities	—	—	—	—	2,546	2.47	253,726	2.32
Commercial mortgage-backed securities	—	—	4,537	4.35	1,619	2.47	66,016	3.52
	$6,241		$29,233		$33,496		$366,281

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt securities are calculated based on amortized cost on a fully tax equivalent basis assuming a federal tax rate of 21%, when applicable.

Premises and Equipment

Bank premises and equipment decreased $3.5 million, or 7.9%, to $40.7 million at December 31, 2024 from $44.2 million at December 31, 2023. The decrease was primarily attributable to depreciation. The remaining decrease was primarily attributable to the closure of one branch in our Alabama market in January 2024, which decreased bank premises and equipment by $0.9 million.

Deferred Tax Asset

At December 31, 2024, the net deferred tax asset was $17.1 million, compared to $16.9 million at December 31, 2023. The increase in the deferred tax asset was primarily driven by an increase in the net unrealized losses of the Bank’s AFS securities portfolio, partially offset by a decrease in our ACL.

The Bank acquired net operating loss carryforwards as a result of acquisitions. U.S. tax law imposes annual limitations under Internal Revenue Code Section 382 on the amount of net operating loss carryforwards that may be used to offset federal taxable income. Under these laws, we may apply up to approximately $0.6 million to offset our taxable income each year. During the year ended December 31, 2024, we utilized $0.3 million in net operating loss carryforwards to offset federal taxable income. At December 31, 2024, we held no net operating loss carryforwards.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at December 31, 2024 and 2023 (dollars in thousands).

	December 31,
	2024		2023
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$432,143	18.4%	$448,752	19.9%
Interest-bearing demand deposits	554,777	23.7	489,604	21.7
Money market deposits	191,548	8.2	179,366	8.0
Brokered demand deposits	47,320	2.0	—	—
Savings deposits	134,879	5.7	137,606	6.1
Brokered time deposits	245,520	10.5	269,102	11.9
Time deposits	739,757	31.5	731,297	32.4
Total deposits	$2,345,944	100%	$2,255,727	100%

Total deposits were $2.35 billion at December 31, 2024, an increase of $90.2 million, or 4.0%, from total deposits of $2.26 billion at December 31, 2023. The increase in interest-bearing demand deposits, money market deposits, and time deposits is primarily due to organic growth. The decrease in noninterest-bearing demand deposits and savings deposits is primarily due to customers drawing down on their existing deposit accounts and shifts into interest-bearing deposit products with higher rates. Brokered time deposits decreased to $245.5 million at December 31, 2024 from $269.1 million December 31, 2023 We utilize brokered time deposits, entirely in denominations of less than $250,000, to secure fixed cost funding and reduce short-term borrowings. We utilized shorter term brokered time deposits, which were laddered in duration to provide flexibility, to fund a portion of the purchase of commercial and industrial revolving lines of credit in 2023. At December 31, 2024, the balance of brokered time deposits remained below 10% of total assets, and the remaining weighted average duration was approximately seven months with a weighted average rate of 4.99%.

The Company had $47.3 million of brokered demand deposits at December 31, 2024 compared to none at December 31, 2023. We utilize brokered demand deposits when pricing is more favorable than other short-term borrowings.

Estimated uninsured deposits were $737.6 million and $720.1 million at December 31, 2024 and 2023, respectively. The estimates are based on the same methodologies and assumptions used for our regulatory reporting requirements. The insured deposit data for 2024 and 2023 does not reflect an evaluation of all of the account ownership category distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

The following table shows scheduled maturities of time deposits in excess of the FDIC insurance limit of $250,000 at December 31, 2024 and 2023 (dollars in thousands).

	December 31,
Time remaining until maturity:	2024	2023
Three months or less	$119,312	$68,638
Over three months through six months	76,073	27,536
Over six months through twelve months	44,570	77,471
Over twelve months	16,823	20,793
Total	$256,778	$194,438

Borrowings

At December 31, 2024, total borrowings include securities sold under agreements to repurchase, advances from the FHLB, subordinated debt issued in 2022, and junior subordinated debentures assumed through acquisitions.

Our advances from the FHLB were $67.2 million at December 31, 2024, an increase of $43.7 million from FHLB advances of $23.5 million at December 31, 2023. FHLB advances are used to fund loan and investment activity that is not funded by deposits or other borrowings. Based on original maturities, at December 31, 2024, $7.2 million were short-term and $60.0 million of FHLB advances were long-term, compared to no short-term and $23.5 million long-term FHLB advances at December 31, 2023. We utilized federal funds purchased during the years ended December 31, 2024 and 2023, although none were outstanding at the year-ends. We had $8.4 million of securities sold under agreements to repurchase at December 31, 2024 compared to $8.6 million at December 31, 2023. At December 31, 2024, we had $17.0 million in principal amount of our 2032 Notes outstanding. At December 31, 2023, we had $20.0 million in principal amount of our 2032 Notes outstanding and $25.0 million in principal amount of our 2029 Notes outstanding. The carrying value of this subordinated debt was $16.7 million and $44.3 million at December 31, 2024 and December 31, 2023, respectively. Junior subordinated debt of $8.7 million and $8.6 million at December 31, 2024 and 2023, respectively, represents the junior subordinated debentures that we assumed in connection with our acquisitions of Cheaha Financial Group Inc. in 2021, BOJ Bancshares, Inc. in 2017, and First Community Bank in 2013.

On March 12, 2023, the Federal Reserve established the BTFP. The BTFP is a one-year program which provides additional liquidity through borrowings for a term of up to one year secured by the pledging of certain qualifying securities and other assets valued at par. Beginning in the second quarter of 2023, we utilized the BTFP to secure fixed rate funding for a one-year term and reduce short-term FHLB advances, which are priced daily. We utilized this source of funding due to its lower rate and the ability to prepay the obligations without penalty. The rates on the borrowings under the BTFP are fixed for one year from the day each borrowing is made. During the fourth quarter of 2023 and again in the first quarter of 2024, we refinanced all of our borrowings under the BTFP with new loans under the BTFP with a one-year term due to more favorable rates. During the third quarter of 2024, we began paying down borrowings under the BTFP and repaid all of the remaining borrowings under the BTFP in the fourth quarter of 2024. At December 31, 2024, we had no outstanding borrowings under the BTFP compared to $212.5 million at December 31, 2023 with a weighted average rate of 4.83%. The BTFP ceased making new loans as scheduled on March 11, 2024.

Typically, the main source of our short-term borrowings are advances from the FHLB; however, during the years ended December 31, 2024 and 2023, our primary source of short-term borrowings were borrowings under the BTFP due to more favorable rates. The rate charged for advances from the FHLB is directly tied to the Federal Reserve’s federal funds target rate. As previously discussed, the Federal Reserve raised the federal funds target rate multiple times in 2022 and 2023 and reduced the federal funds target rate multiple times in the second half of 2024. As of December 31, 2024, the federal funds target rate was 4.25% to 4.50%.

The average balances and cost of short-term borrowings for the years ended December 31, 2024, 2023 and 2022 are summarized in the table below (dollars in thousands).

	Average Balances			Cost of Short-term Borrowings
	December 31,			December 31,
	2024	2023	2022	2024	2023	2022
Federal funds purchased and short-term FHLB advances	$6,069	$124,191	$132,703	5.09%	4.93%	3.08%
Borrowings under BTFP	174,357	131,952	—	4.78	5.09	—
Repurchase agreements	9,486	4,587	1,489	0.65	0.13	0.15
Total short-term borrowings	$189,912	$260,730	$134,192	4.58%	4.93%	3.05%

2032 Notes. At December 31, 2024 and 2023, we had $17.0 million and $20.0 million in principal amount of our 2032 Notes outstanding, respectively. On April 6, 2022, we entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors and qualified institutional buyers (the “Purchasers”) under which we issued $20.0 million in aggregate principal amount of our 2032 Notes to the Purchasers at a price equal to 100% of the aggregate principal amount of the 2032 Notes. The 2032 Notes were issued under an indenture, dated April 6, 2022 (the “Indenture”), by and among the Company and UMB Bank, National Association, as trustee.

The 2032 Notes have a stated maturity date of April 15, 2032 and bear interest at a fixed rate of 5.125% per year from and including April 6, 2022 to but excluding April 15, 2027 or earlier redemption date. From April 15, 2027 to but excluding the stated maturity date or earlier redemption date, the 2032 Notes will bear interest a floating rate equal to the then current three-month term SOFR, plus 277 basis points. As provided in the 2032 Notes, the interest rate on the 2032 Notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR. The 2032 Notes may be redeemed, in whole or in part, on or after April 15, 2027 or, in whole but not in part, under certain other limited circumstances set forth in the Indenture. Any redemption we made would be at a redemption price equal to 100% of the principal balance being redeemed, together with any accrued and unpaid interest to the date of redemption.

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

During the year ended December 31, 2024, we repurchased $3.0 million in principal amount of the 2032 Notes.

2029 Notes. At December 31, 2024, none of our 2029 Notes were outstanding. At December 31, 2023, we had $25.0 million in principal amount of our 2029 Notes outstanding. On November 12, 2019, the Company issued $25.0 million in aggregate principal amount of its 2029 Notes at 100% of their face amount in a private placement to certain institutional and other accredited investors. The 2029 Notes had a maturity date of December 30, 2029. From and including the date of issuance to, but excluding December 30, 2024, the 2029 Notes bore interest at an initial fixed rate of 5.125% per annum, payable semi-annually in arrears. From and including December 30, 2024 and thereafter, the 2029 Notes were to bear interest at a floating rate equal to the then-current three-month LIBOR as calculated on each applicable date of determination, or an alternative rate determined in accordance with the terms of the 2029 Notes if the three-month LIBOR could not be determined, plus 3.490%, payable quarterly in arrears.

The Company could redeem the 2029 Notes, in whole or in part, on or after December 30, 2024 or, in whole but not in part, under certain limited circumstances set forth in the 2029 Notes. Any redemption by the Company would be at a redemption price equal to 100% of the principal balance being redeemed, together with any accrued and unpaid interest to the date of redemption.

Principal and interest on the 2029 Notes were not subject to acceleration, except upon certain bankruptcy-related events. The 2029 Notes were unsecured, subordinated obligations of the Company and ranked junior in right of payment to the Company’s current and future senior indebtedness and to the Company’s obligations to its general creditors. The 2029 Notes were obligations of the Company only and were not obligations of, and were not guaranteed by, any of the Company’s subsidiaries. The 2029 Notes were intended to qualify as Tier 2 capital for regulatory capital purposes.

During the second quarter of 2024, we repurchased $5.0 million in principal amount of our 2029 Notes. On December 30, 2024, we redeemed the remaining $20.0 million in principal amount in full accordance with their terms at a redemption price equal to 100% of the outstanding principal balance plus accrued and unpaid interest up to but excluding the December 30, 2024 redemption date.

2027 Notes. At December 31, 2024 and 2023, none of our 2027 Notes were outstanding. On March 24, 2017, the Company issued $18.6 million in aggregate principal amount of its 2027 Notes due March 20, 2027 at 100% of the aggregate principal amount.

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

In June 2022, we redeemed the 2027 Notes in full in accordance with their terms at a redemption price equal to 100% of the outstanding principal balance plus accrued and unpaid interest up to but excluding the June 30, 2022 redemption date. The aggregate redemption price, excluding accrued interest, totaled $18.6 million.

Stockholders’ Equity

Stockholders’ equity was $241.3 million at December 31, 2024, an increase of $14.5 million, or 6.4%, compared to December 31, 2023. The increase in stockholders’ equity is primarily attributable to net income for fiscal year 2024, partially offset by an increase in accumulated other comprehensive loss due to a decrease in the fair value of the Bank’s AFS securities portfolio, $4.0 million in dividends declared, and $0.3 million in share repurchases.

Results of Operations

Performance Summary

2024 vs. 2023. For the year ended December 31, 2024, net income was $20.3 million, or $2.06 per basic common share and $2.04 per diluted common share, compared to net income of $16.7 million, or $1.69 per basic and diluted common share, for the year ended December 31, 2023. The primary driver of the increase in net income is a $7.7 million increase in noninterest income, partially offset by a $4.8 million decrease in net interest income and a $0.4 million increase in noninterest expense. There was also a $3.5 million negative provision for credit losses in 2024 compared to a negative provision for credit losses of $2.0 million in 2023. The increase in noninterest income is mainly attributable to a $3.5 million increase in income from BOLI primarily due to the receipt of death benefit proceeds in the fourth quarter of 2024 and a gain on sale or disposition of fixed assets of $0.4 million recorded during the year ended December 31, 2024, primarily resulting from the closure of one branch in the Alabama market, compared to a loss on sale or disposition of fixed assets of $1.3 million recorded during the year ended December 31, 2023, primarily resulting from the sale of the Alice and Victoria, Texas branches, the disposition of ATMs and a reclassification of bank premises and equipment to other real estate owned. In addition, we recorded noninterest income from a legal settlement of $1.1 million during the year ended December 31, 2024 related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. We also recorded a gain on sale of other real estate owned of $0.7 million during the year ended December 31, 2024, primarily related to that loan relationship, compared to a loss on sale of other real estate owned of $0.1 million recorded during the year ended December 31, 2023. The decrease in net interest income was a result of a $15.4 million increase in interest expense partially offset by a $10.7 million increase in interest income, as we experienced margin compression due to rising market interest rates. The increase in noninterest expense primarily resulted from a $1.5 million increase in salaries and employee benefits, partially offset by a $0.7 million decrease in depreciation and amortization and a $0.4 million decrease in occupancy expense. Return on average assets increased to 0.73% for the year ended December 31, 2024 from 0.60% for the year ended December 31, 2023. Return on average equity was 8.60% for the year ended December 31, 2024 compared to 7.63% for the year ended December 31, 2023. The increase in both return on average assets and return on average equity is mainly attributable to the $3.6 million increase in net income.

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

The primary factors affecting net interest margin are changes in interest rates, competition, and the shape of the interest rate yield curve. The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The federal funds target rate increased substantially during 2022 and 2023, before decreasing during the second half of 2024, as discussed in more detail in Certain Events That Affect Year-over-Year Comparability – Changing Inflation and Interest Rates.

2024 vs. 2023. Net interest income decreased 6.4% to $69.8 million for the year ended December 31, 2024 from $74.5 million for the same period in 2023. Net interest margin was 2.63% for the year ended December 31, 2024, a decrease of 20 basis points from 2.83% for the year ended December 31, 2023. The decrease in net interest income resulted primarily from an increase in the rates paid on time deposits and interest-bearing demand deposits and an increase in the volume of brokered time deposits, partially offset primarily by an increase in both the average balance of, and the yield earned on, loans and a decrease in both the average balance of, and rates paid on, short-term borrowings. Average time deposits increased $45.4 million primarily due to organic growth and customer funds migrating from other deposit categories due to higher rates offered, which along with higher rates paid, resulted in an $8.8 million increase in interest expense compared to the year ended December 31, 2023. Average interest-bearing demand deposits increased $3.6 million. Higher rates paid on interest-bearing demand deposits led to a $5.1 million increase in interest expense compared to the year ended December 31, 2023. Average brokered time deposits were $249.7 million during the year ended December 31, 2024 compared to $163.9 million during the year ended December 31, 2023, which along with higher rates paid added $4.7 million to interest expense. Average loans increased $39.9 million primarily due to the purchase of commercial and industrial revolving lines of credit in the second half of 2023, which, in addition to higher loan yields, resulted in a $10.6 million increase in interest income compared to the year ended December 31, 2023. Average short-term borrowings decreased $70.8 million, as we repaid our borrowings under the BTFP, which along with lower rates paid, resulted in a $4.1 million decrease in interest expense compared to the year ended December 31, 2023. Average noninterest-bearing deposits decreased $58.7 million. Our yield on interest-earning assets increased as did our rate paid on interest-bearing liabilities primarily as a result of the overall increase in prevailing interest rates.

We experienced margin pressure beginning late in 2022, which continued in 2023 and 2024. We raised rates offered on interest-bearing deposits and experienced a decrease in noninterest-bearing deposits, compared to the year ended December 31, 2023. We may experience additional pressure on our net interest margin during 2025 if the yield on our interest-earning assets decreases faster than our cost of funds.

Interest income was $143.9 million for the year ended December 31, 2024 compared to $133.2 million for the same period in 2023. Loan interest income made up substantially all of our interest income for the years ended December 31, 2024 and 2023, although interest on investment securities contributed 8.5% of interest income for the year ended December 31, 2024 compared to 9.8% for the year ended December 31, 2023. Interest on our commercial real estate loans, commercial and industrial loans, and 1-4 family residential real estate loans constituted the three largest components of our loan interest income for the years ended December 31, 2024 and 2023 at 85% and 84% of total interest income on loans, respectively. The overall yield on interest-earning assets increased 37 basis points to 5.43% for the year ended December 31, 2024 compared to 5.06% for the same period in 2023. The loan portfolio yielded 5.94% for the year ended December 31, 2024 compared to 5.55% for the year ended December 31, 2023. The increase in yield on our loan portfolio was driven primarily by higher yields on commercial real estate loans and commercial and industrial loans. In addition, the yield on the investment portfolio was 2.86% for the year ended December 31, 2024 compared to 2.78% for the year ended December 31, 2023.

Interest expense was $74.1 million for the year ended December 31, 2024, an increase of $15.4 million compared to interest expense of $58.7 million for the year ended December 31, 2023. The increase in interest expense is primarily attributable to the increase in the rates paid on interest-bearing liabilities, primarily time deposits and interest-bearing demand deposits, and to a lesser extent the increase in the volume of interest-bearing liabilities, primarily brokered time deposits, for the year ended December 31, 2024 compared to December 31, 2023. For the year ended December 31, 2024, the cost of interest-bearing deposits increased 89 basis points to 3.38% primarily due to increases in the federal funds target rate. As previously discussed, the federal funds target rate increased during 2023 to 5.25% to 5.50% and decreased beginning in September 2024 to 4.25% to 4.50%, which affects the rate the Company pays for deposits, immediately available overnight funds, and long-term borrowings. The cost of short-term borrowings decreased 35 basis points to 4.58% primarily due to our refinancing of our borrowings under the BTFP in the first quarter of 2024. For the year ended December 31, 2024, the cost of interest-bearing liabilities increased 66 basis points to 3.55% compared to the same period in 2023.

2023 vs. 2022. For a detailed discussion of our net interest income and net interest margin performance for 2023 compared to 2022, see our Annual Report on Form 10-K for the year ended December 31, 2023, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Performance Summary and – Net Interest Income and Net Interest Margin –2023 vs. 2022, and – Volume/Rate Analysis.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category as of and for the years ended December 31, 2024, 2023 and 2022. Averages presented below are daily averages (dollars in thousands).

	As of and for the year ended December 31,
	2024			2023			2022
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense(1)	Rate(1)	Balance	Expense(1)	Rate(1)	Balance	Expense(1)	Rate(1)
Assets
Interest-earning assets:
Loans	$2,163,161	$128,498	5.94%	$2,123,234	$117,892	5.55%	$1,937,255	$93,373	4.82%
Securities:
Taxable	399,855	11,047	2.76	447,442	12,372	2.76	442,767	9,796	2.21
Tax-exempt	29,930	1,249	4.17	22,051	693	3.14	18,746	482	2.57
Interest-earning balances with banks	56,851	3,071	5.40	38,561	2,244	5.82	45,542	918	2.02
Total interest-earning assets	2,649,797	143,865	5.43	2,631,288	133,201	5.06	2,444,310	104,569	4.28
Cash and due from banks	25,890			29,142			34,327
Intangible assets	42,006			42,695			43,588
Other assets	95,391			86,712			103,711
Allowance for credit losses	(28,933)			(30,242)			(22,093)
Total assets	$2,784,151			$2,759,595			$2,603,843
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$692,390	$14,024	2.03%	$688,786	$8,941	1.30%	$900,405	$2,411	0.27%
Brokered demand deposits	455	22	4.76	—	—	—	1,773	7	0.42
Savings deposits	130,553	1,418	1.09	134,817	534	0.40	173,460	79	0.05
Brokered time deposits	249,668	12,878	5.16	163,873	8,224	5.02	82	4	4.80
Time deposits	745,002	33,168	4.45	699,648	24,373	3.48	427,416	3,749	0.88
Total interest-bearing deposits	1,818,068	61,510	3.38	1,687,124	42,072	2.49	1,503,136	6,250	0.42
Short-term borrowings(2)	189,912	8,699	4.58	260,730	12,845	4.93	134,192	4,093	3.05
Long-term debt	81,152	3,903	4.81	82,844	3,764	4.54	127,288	4,441	3.49
Total interest-bearing liabilities	2,089,132	74,112	3.55	2,030,698	58,681	2.89	1,764,616	14,784	0.84
Noninterest-bearing demand deposits	430,433			489,175			600,286
Other liabilities	28,986			21,220			10,425
Stockholders’ equity	235,600			218,502			228,516
Total liabilities and stockholders’ equity	$2,784,151			$2,759,595			$2,603,843
Net interest income/net interest margin		$69,753	2.63%		$74,520	2.83%		$89,785	3.67%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods and are not presented on a tax equivalent basis. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

Nonaccrual loans were included in the computation of average loan balances but carry a zero yield. The yields include the effect of loan fees of $1.7 million, $2.0 million and $3.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, and discounts and premiums that are amortized or accreted to interest income or expense.

Volume/Rate Analysis. The following tables set forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the year ended December 31, 2024 compared to the year ended December 31, 2023 and the year ended December 31, 2023 compared to the year ended December 31, 2022 (dollars in thousands).

	Year ended December 31, 2024 vs.
	Year ended December 31, 2023
	Volume	Rate	Net(1)
Interest income:
Loans	$2,217	$8,389	$10,606
Securities:
Taxable	(1,316)	(9)	(1,325)
Tax-exempt	248	308	556
Interest-earning balances with banks	1,064	(237)	827
Total interest-earning assets	2,213	8,451	10,664
Interest expense:
Interest-bearing demand deposits	47	5,036	5,083
Brokered demand deposits	22	—	22
Savings deposits	(17)	901	884
Brokered time deposits	4,305	349	4,654
Time deposits	1,580	7,215	8,795
Short-term borrowings	(3,489)	(657)	(4,146)
Long-term debt	(77)	216	139
Total interest-bearing liabilities	2,371	13,060	15,431
Change in net interest income	$(158)	$(4,609)	$(4,767)

	Year ended December 31, 2023 vs.
	Year ended December 31, 2022
	Volume	Rate	Net(1)
Interest income:
Loans	$8,964	$15,555	$24,519
Securities:
Taxable	103	2,473	2,576
Tax-exempt	85	126	211
Interest-earning balances with banks	(140)	1,466	1,326
Total interest-earning assets	9,012	19,620	28,632
Interest expense:
Interest-bearing demand deposits	(567)	7,097	6,530
Brokered demand deposits	(7)	—	(7)
Savings deposits	(18)	473	455
Brokered time deposits	7,870	350	8,220
Time deposits	2,388	18,236	20,624
Short-term borrowings	3,860	4,892	8,752
Long-term debt	(1,551)	874	(677)
Total interest-bearing liabilities	11,975	31,922	43,897
Change in net interest income	$(2,963)	$(12,302)	$(15,265)

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

Noninterest Income

Noninterest income includes, among other things, service charges on deposit accounts, gains and losses on call or sale of investment securities, gains and losses on sales or dispositions of fixed assets and other real estate owned, swap termination fee income, gain on sale of loans, servicing fees and fee income on serviced loans, interchange fees, income from BOLI, changes in the fair value of equity securities, income from legal settlement, and income from insurance proceeds. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.

2024 vs. 2023. Total noninterest income increased $7.7 million, or 117.3%, to $14.2 million for the year ended December 31, 2024 compared to $6.5 million for the year ended December 31, 2023. The increase is mainly attributable to a $3.5 million increase in income from BOLI primarily due to the receipt of death benefit proceeds in the fourth quarter of 2024 and a gain on sale or disposition of fixed assets of $0.4 million recorded during the year ended December 31, 2024, primarily resulting from the closure of one branch in the Alabama market, compared to a loss on sale or disposition of fixed assets of $1.3 million recorded during the year ended December 31, 2023, primarily resulting from the sale of the Alice and Victoria, Texas branches, the disposition of ATMs and a reclassification of bank premises and equipment to other real estate owned. There was also $1.1 million of income from legal settlement recorded for the year ended December 31, 2024 related to a lending relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida, compared to none for the year ended December 31, 2023.

Service charges on deposit accounts include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item charges, overdraft fees, and treasury management charges. Service charges on deposit accounts increased 4.9% to $3.2 million for the year ended December 31, 2024 compared to $3.1 million for the same period in 2023.

There was a $0.8 million loss on call or sale of investment securities for the year ended December 31, 2024 compared to a $0.3 million loss for the year ended December 31, 2023. We sold approximately $18.0 million of securities during the year ended December 31, 2024 compared to $15.0 million during the year ended December 31, 2023.

There was a $0.7 million gain on sale of other real estate owned for the year ended December 31, 2024 compared to a $0.1 million loss for the year ended December 31, 2023. The gain on sale of other real estate owned for the year ended December 31, 2024 resulted primarily from the sale of a property during the second quarter of 2024 related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. We sold approximately $2.1 million of other real estate owned during the year ended December 31, 2024 compared to $1.5 million of sales during the year ended December 31, 2023.

Interchange fees, which are fees earned on the usage of the Bank’s credit and debit cards, decreased $0.1 million, or 4.8%, to $1.6 million for year ended December 31, 2024 from $1.7 million for the year ended December 31, 2023. The decrease in interchange fees can primarily be attributed to the decrease in the volume of debit and credit card transactions.

Income from BOLI increased $3.5 million to $4.9 million for the year ended December 31, 2024 from $1.4 million for the year ended December 31, 2023. During the first quarter of 2024, we surrendered approximately $8.4 million of BOLI and reinvested the proceeds in higher yielding policies, which resulted in increased interest earned on our BOLI policies. During the fourth quarter of 2024, we received BOLI death benefit proceeds totaling $5.5 million and recorded $3.1 million in nontaxable income from BOLI.

Other operating income includes, among other things, credit card, ATM and wire fees, derivative fee income, changes in the net asset value of other investments and lease income. The $0.5 million increase in other operating income for the year ended December 31, 2024 is primarily attributable to a $0.3 million increase in derivative fee income and a $0.1 million increase in the change in net asset value of other investments compared to the year ended December 31, 2023.

2023 vs. 2022. For a detailed discussion of our noninterest income for 2023 compared to 2022, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Noninterest Income – 2023 vs. 2022 in our Annual Report on Form 10-K for the year ended December 31, 2023.

Noninterest Expense

Noninterest expense includes salaries and employee benefits and other costs associated with the conduct of our operations. Our goal is to manage our costs within the framework of our near-term operating strategy of generating consistent, quality earnings.

2024 vs. 2023. Total noninterest expense was $63.0 million for the year ended December 31, 2024, an increase of $0.4 million, or 0.6%, from $62.6 million for the year ended December 31, 2023. This increase was primarily driven by an increase in salaries and employee benefits, partially offset by decreases in depreciation and amortization and occupancy expense.

Salaries and employee benefits increased $1.5 million, or 4.0%, to $38.6 million for the year ended December 31, 2024, compared to $37.1 million for the year ended December 31, 2023. The increase in salaries and employee benefits is primarily due to investment in people with an emphasis on our Texas markets to remix and strengthen our balance sheet and deferred compensation expense, partially offset by a decrease in health insurance claims and severance expense. As of December 31, 2024, we had 327 full-time and eight part-time employees, compared to 320 full-time and 11 part-time employees as of December 31, 2023.

Depreciation and amortization decreased $0.7 million, or 18.1%, to $3.1 million for the year ended December 31, 2024, compared to $3.8 million for the year ended December 31, 2023. The decrease in depreciation and amortization is primarily driven by the closure of one branch during the first quarter of 2024 and the sale of the Alice and Victoria, Texas branches and the closure of one branch during the first quarter of 2023.

Data processing increased $0.1 million, or 3.7%, to $3.6 million for the year ended December 31, 2024 from $3.5 million for the same period in 2023. We did not complete any acquisitions, which typically drive higher data processing expenses, during the years ended December 31, 2024 and 2023. We regularly review existing contracts with the goal of negotiating favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.

Occupancy expense decreased $0.4 million, or 14.0%, to $2.6 million for the year ended December 31, 2024 from $3.0 million for the year ended December 31, 2023. This decrease is primarily attributable to $0.4 million in occupancy expense recorded during the year ended December 31, 2023 primarily to terminate remaining contractually obligated lease payments due under non-cancelable operating leases as a result of the sale of the Alice and Victoria, Texas branches.

Other operating expenses include security, business development, FDIC and OCC assessments, bank shares and property taxes, collection and repossession, charitable contributions, repair and maintenance costs, personnel training and development, filing fees, and other costs related to the operation of our business. Other operating expenses increased $0.3 million, or 2.0%, to $13.3 million for the year ended December 31, 2024 from $13.0 million for the year ended December 31, 2023. The increase in other operating expenses was primarily due to increases in collection and repossession expenses, FDIC assessments, and write-down of other real estate owned, partially offset by a decrease in bank shares taxes.

2023 vs. 2022. For a detailed discussion of our noninterest expense for 2023 compared to 2022, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Noninterest Expense – 2023 vs. 2022 in our Annual Report on Form 10-K for the year ended December 31, 2023.

Income Tax Expense

Income tax expense for the years ended December 31, 2024 and 2023, was $4.2 million and $3.8 million, respectively. The effective tax rates for the years ended December 31, 2024 and 2023 were 17.0% and 18.4%, respectively. During the first quarter of 2024, we surrendered approximately $8.4 million of BOLI contracts and reinvested the proceeds in higher yielding policies, which resulted in $0.3 million of income tax expense. The restructuring had an expected earn-back period of just over one year. During the fourth quarter of 2024, we received BOLI death benefit proceeds totaling $5.5 million and recorded $3.1 million in nontaxable income from BOLI.

For the year ended December 31, 2024, the effective tax rate differs from the statutory rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI, partially offset by the surrender of BOLI contracts. For the year ended December 31, 2023, the effective tax rate differs from the statutory rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI. For the year ended December 31, 2022, the effective tax rate differs from the statutory rate of 21% primarily due to nontaxable income from insurance proceeds and tax-exempt interest income earned on certain loans and investment securities and income from BOLI.

Risk Management

The primary risks associated with our operations are credit, interest rate and liquidity risk. Higher inflation also presents risks. Credit, inflation and interest rate risk are discussed below, while liquidity risk is discussed in this section under the heading Liquidity and Capital Resources below.

Credit Risk and the Allowance for Credit Losses

General. The risk of loss should a borrower default on a loan is inherent in any lending activity. Our portfolio and related credit risk are monitored and managed on an ongoing basis by our risk management department, the Board’s loan committee and the full Board. We utilize a ten point risk-rating system, which assigns a risk grade to each borrower based on a number of quantitative and qualitative factors associated with a loan transaction. The risk grade categorizes the loan into one of five risk categories, based on information about the ability of borrowers to service the debt. The information includes, among other factors, current financial information about the borrower, historical payment experience, credit documentation, public information and current economic trends. These categories assist management in monitoring our credit quality. The risk categories, which are consistent with the definitions used in guidance promulgated by federal banking regulators are Pass (grades 1-6), Special Mention (grade 7), Substandard (grade 8), Doubtful (grade 9) and Loss (grade 10). For additional information, see Note 3. Loans and Allowance for Credit Losses – Credit Quality Indicators.

At December 31, 2024 and December 31, 2023, there were no loans classified as Loss or Doubtful, $32.7 million and $12.0 million, respectively, of loans classified as Substandard, and $7.8 million and $10.8 million, respectively, of loans classified as Special Mention as of such dates. Of our aggregate $40.5 million and $22.9 million Substandard and Special Mention loans at December 31, 2024 and December 31, 2023, respectively, $2.0 million and $2.3 million, respectively, were acquired and marked to fair value at the time of their acquisition. The increase in loans classified as Substandard is primarily due to one loan relationship in which $13.6 million of construction and development and commercial real estate loans were downgraded and are still accruing and one nonowner-occupied commercial real estate relationship totaling $2.4 million, which was placed on nonaccrual.

An independent loan review is conducted annually, whether internally or externally, on at least 40% of commercial loans utilizing a risk-based approach designed to maximize the effectiveness of the review. Internal loan review is independent of the loan underwriting and approval process. In addition, credit analysts periodically review certain commercial loans to identify negative financial trends related to any one borrower, any related groups of borrowers or an industry. All loans not categorized as Pass are put on an internal watch list, with quarterly reports to the Board. In addition, a written status report is maintained by our special assets division for all commercial loans categorized as Substandard or worse. We use this information in connection with our collection efforts.

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

Allowance for Credit Losses. Effective January 1, 2023, we adopted ASU 2016-13, which uses the CECL accounting methodology for the ACL. Upon adoption, we recorded a one-time, cumulative effect adjustment to increase the ACL by $5.9 million. The ACL was $26.7 million at December 31, 2024, a decrease compared to $30.5 million at December 31, 2023 and an increase compared to $24.4 million at December 31, 2022. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired and be adjusted each period through a provision for credit losses for changes in the expected lifetime credit losses. We maintain a separate ACL on unfunded loan commitments, which is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The ACL is generally increased by the provision for credit losses and decreased by charge-offs, net of recoveries.

For the years ended December 31, 2024 and 2023, the negative provision for credit losses on loans was $3.5 million and $2.0 million, respectively. For the year ended December 31, 2022, the provision for credit losses was $2.9 million. The negative provision for credit losses for the year ended December 31, 2024 was primarily driven by a decrease in total loans, aging of existing loans, an improvement in the economic forecast and, to a lesser extent, the completion of our annual CECL allowance model recalibration, which resulted in lower historical loss rates. The provision for loan losses for the year ended December 31, 2023 was primarily driven by net recoveries of $2.3 million in the loan portfolio primarily attributable to recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. The provision for loan losses for the year ended December 31, 2022 reflects provisioning related to our organic loan growth.

During the first quarter of 2024, we completed our annual model recalibration process. Our annual review includes peer group analysis, updates to our probability of default and loss-given default models, including prepayment and curtailment assumptions, and qualitative factor scorecard ranges, as needed. The changes resulting from the model recalibration reduced the ACL by approximately $0.5 million.

Refer to Note 1. Summary of Significant Accounting Policies – Allowance for Credit Losses for further discussion of our ACL accounting policy. Results for reporting periods beginning on and after January 1, 2023 are presented in accordance with ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” for further discussion.

The following table presents the allocation of the ACL by loan category as of the dates indicated (dollars in thousands).

	December 31,
	2024		2023		2022
	Allowance for Credit Losses	% of Loans in each Category to Total Loans	Allowance for Credit Losses	% of Loans in each Category to Total Loans	Allowance for Credit Losses	% of Loans in each Category to Total Loans
Mortgage loans on real estate:
Construction and development	$1,145	7.3%	$2,471	8.6%	$2,555	9.6%
1-4 Family	5,603	18.7	9,129	18.7	3,917	19.1
Multifamily	1,185	4.0	1,124	4.8	999	3.9
Farmland	8	0.3	2	0.4	113	0.6
Commercial real estate	11,759	44.4	10,691	42.4	10,718	45.5
Commercial and industrial	6,933	24.8	6,920	24.6	5,743	20.7
Consumer	88	0.5	203	0.5	319	0.6
Total	$26,721	100%	$30,540	100%	$24,364	100%

The following table presents the amount of the ACL allocated to each loan category as a percentage of total loans as of the dates indicated.

	December 31,
	2024	2023	2022
Mortgage loans on real estate:
Construction and development	0.05%	0.11%	0.12%
1-4 Family	0.26	0.41	0.18
Multifamily	0.06	0.05	0.05
Farmland	—	—	0.01
Commercial real estate	0.55	0.49	0.51
Commercial and industrial	0.33	0.31	0.27
Consumer	0.01	0.01	0.02
Total	1.26%	1.38%	1.16%

As discussed above, the balance in the ACL is principally influenced by the provision for credit losses and by net loan loss experience. Additions to the allowance are charged to the provision for credit losses. Losses are charged to the allowance as incurred and recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected.

The table below reflects the activity in the ACL and key ratios for the periods indicated (dollars in thousands).

	Year ended December 31,
	2024	2023	2022
Allowance for credit losses at beginning of period	$30,540	$24,364	$20,859
ASU 2016-13 adoption impact(1)	—	5,865	—
Provision for credit losses on loans(2)	(3,191)	(1,964)	2,922
Net recoveries (charge-offs)	(628)	2,275	583
Allowance for credit losses at end of period	$26,721	$30,540	$24,364
Total loans - period end	2,125,084	2,210,619	2,104,767
Nonaccrual loans - period end	8,824	5,770	9,986

Key Ratios:
Allowance for credit losses to total loans - period end	1.26%	1.38%	1.16%
Allowance for credit losses to nonaccrual loans - period end	302.8%	529.3%	244.0%
Nonaccrual loans to total loans - period end	0.42%	0.26%	0.47%

(1)	On January 1, 2023, the Company adopted ASU 2016-13, which introduced a new model known as CECL. Refer to Note 1. Summary of Significant Accounting Policies for more information on the adoption of ASU 2016-13. Amounts for the years ended December 31, 2024 and December 31, 2023 reflect the impact of adopting the CECL accounting standard and the Company’s transition from a probable incurred loss methodology to the current expected credit loss methodology. Amounts for the year ended December 31, 2022 represent the allowance for loan losses under the probable incurred loss methodology.
(2)	For the year ended December 31, 2024, the $3.5 million negative provision for credit losses on the consolidated statement of income includes a $3.2 million negative provision for loan losses and a $0.3 million negative provision for unfunded loan commitments. For the year ended December 31, 2023, the $2.0 million negative provision for credit losses on the consolidated statement of income includes a $2.0 million negative provision for loan losses and a $36,000 negative provision for unfunded loan commitments.

The ACL to total loans decreased to 1.26% at December 31, 2024 compared to 1.38% at December 31, 2023 while the ACL to nonaccrual loans ratio decreased to 302.8% at December 31, 2024 from 529.3% at December 31, 2023. The decrease in the ACL to total loans at December 31, 2024 compared to December 31, 2023 is primarily due to the one-time, cumulative effect adjustment to increase the ACL by $5.9 million recorded upon adoption of ASU 2016-13 on January 1, 2023. The decrease in the ACL to nonaccrual loans and the increase in nonaccrual loans to total loans are primarily due to the increase in nonaccrual loans. Nonaccrual loans were $8.8 million, or 0.42% of total loans, at December 31, 2024, an increase of $3.1 million compared to $5.8 million, or 0.26% of total loans, at December 31, 2023.

The following table presents the allocation of net (charge offs) recoveries by loan category for the periods indicated (dollars in thousands).

	Year ended December 31,
	2024			2023			2022
	Net (Charge-offs) Recoveries	Average balance	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net (Charge-offs) Recoveries	Average balance	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net (Charge-offs) Recoveries	Average balance	Ratio of Net Charge-offs (Recoveries) to Average Loans
Mortgage loans on real estate:
Construction and development	$291	$169,406	(0.17)%	$75	$200,691	(0.04)%	$48	$210,160	(0.02)%
1-4 Family	(235)	408,297	0.06	(24)	410,320	0.01	103	380,481	(0.03)
Multifamily	—	96,791	—	—	86,668	—	—	56,665	—
Farmland	36	7,486	(0.48)	—	9,206	—	13	15,837	(0.08)
Commercial real estate	—	956,318	—	2,219	961,617	(0.23)	33	901,422	(0.00)
Commercial and industrial	(615)	513,564	0.12	171	442,299	(0.04)	535	357,837	(0.15)
Consumer	(105)	11,299	0.93	(166)	12,433	1.34	(149)	14,853	1.00
Total	$(628)	$2,163,161	0.03%	$2,275	$2,123,234	(0.11)%	$583	$1,937,255	(0.03)%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses. Net charge-offs include recoveries of amounts previously charged off. Net charge-offs for the year ended December 31, 2024 were $0.6 million, or 0.03% of the average loan balance. Net recoveries for the years ended December 31, 2023 and 2022 were $2.3 million and $0.6 million, respectively, equal to 0.11% and 0.03%, of the average loan balance for the respective periods. Net charge-offs for the year ended December 31, 2024 were primarily attributable to a charge-off on one $0.7 million commercial and industrial loan relationship. Net recoveries for the year ended December 31, 2023 were primarily attributable to recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. Net recoveries for the year ended December 31, 2022 were primarily driven by one $0.9 million recovery on a commercial and industrial loan relationship.

Management believes the ACL at December 31, 2024 is sufficient to provide adequate protection against losses in our loan portfolio. However, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to higher inflation and interest rates than anticipated, other unanticipated adverse changes in the economy, unanticipated effects of the current geopolitical and domestic political conflicts, a public health crisis, or discrete events adversely affecting specific customers or industries. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

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

Restructured loans. Effective January 1, 2023, we adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” which eliminated the accounting guidance for TDRs. Prior to our adoption of ASU 2022-02, we accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR.

Occasionally, we modify loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL. Upon our determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off.

Other Real Estate Owned. Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure and real property no longer used in the Bank’s business operations. Real estate acquired through foreclosure is initially recorded at fair value at the time of foreclosure, less estimated selling cost, and any related write-down is charged to the ACL. Real property no longer used in the Bank’s business operations is recorded at the lower of its net book value or fair value at the date of transfer to other real estate owned.

For the year ended December 31, 2024, additions to other real estate owned were $2.0 million, which were primarily driven by transfers of 1-4 family loans to other real estate owned. During the same year, we transferred land that was previously being held for a future branch location from bank premises and equipment to other real estate owned, as we did not intend to use the property for banking operations. Also during the year ended December 31, 2024, we recorded a $0.2 million write-down of other real estate owned primarily related to a former branch location based on a third-party appraisal.

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

Other real estate owned with a cost basis of $2.1 million and $1.5 million was sold during the years ended December 31, 2024 and 2023, respectively, resulting in a net gain of $0.7 million and a net loss of $0.1 million for the respective periods, compared to a cost basis of $5.8 million and a net gain of $9,000 for the year ended December 31, 2022.

The following table provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	December 31, 2024	December 31, 2023
1-4 Family	$1,684	$—
Commercial real estate	3,358	4,323
Commercial and industrial	176	115
Total other real estate owned	$5,218	$4,438

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Year ended	Year ended
	December 31, 2024	December 31, 2023
Balance, beginning of period	$4,438	$682
Additions	1,975	3,930
Transfers from bank premises and equipment	424	1,425
Sales of other real estate owned	(1,386)	(1,599)
Write-downs	(233)	—
Balance, end of period	$5,218	$4,438

Please refer to Note 4. Other Real Estate Owned, for additional information.

Impact of Inflation. Inflation reached a near 40-year high in late 2021 primarily due to effects of the COVID-19 pandemic, and continued rising through June 2022. After June 2022, the rate of inflation generally declined; however, it began increasing in the later part of 2024 and has remained higher than the Federal Reserve’s target inflation rate of two percent. In response to higher inflation, the Federal Reserve increased the federal funds target rate during 2022 and 2023 as discussed in Certain Events That Affect Year-over-Year Comparability – Changing Inflation and Interest Rates, which generally increased the amount we earn on our interest-earning assets but also increased the amount we pay on our interest-bearing liabilities as discussed throughout this report. We believe that higher rates resulting from inflation and related factors led to constrained loan demand during 2023 and 2024. When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, if the rate of inflation accelerates in the future, this could impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for credit losses resulting from a possible increased default rate. Inflation and related higher rates have led and may continue to lead to lower loan re-financings. Inflation has also increased and may continue to increase the costs of goods and services we purchase, including the costs of salaries and benefits.

As noted above, the rate of inflation generally declined after June 2022. In response, from September 2024 to December 2024, the Federal Reserve reduced the federal funds target rate by 100 basis points to 4.25% to 4.50%, where it remained as of March 12, 2025. The inflationary outlook in the U.S. remains uncertain. A decrease in the general level of interest rates may lead to, among other things, prepayments on our loan and mortgage-backed securities portfolios as borrowers refinance their loans at lower rates, lower rates on new loans, lower rates on existing variable rate loans and lower yields on investment securities, which may be offset by lower costs of interest-bearing liabilities. If interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Significant fluctuations in interest rates makes our business and balance sheet more challenging to manage. For additional information, see Interest Rate Risk below, and Item 1A. Risk Factors – Risks Related to our Business – Changes in interest rates could have an adverse effect on our profitability and – Inflation and rising prices may continue to adversely affect our results of operations and financial condition.

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

The ALCO has been authorized by the Board to implement our asset/liability management policy, which establishes guidelines with respect to our exposure to interest rate fluctuations, liquidity, loan limits as a percentage of funding sources, exposure to correspondent banks and brokers and reliance on non-core deposits. The goal of the policy is to enable us to maximize our interest income and maintain our net interest margin without exposing the Bank to excessive interest rate risk, credit risk and liquidity risk. Within that framework, the ALCO monitors our interest rate sensitivity and makes decisions relating to our asset/liability composition.

Net interest income simulation is the Bank’s primary tool for benchmarking near term earnings exposure. Given the ALCO’s objective to understand the potential risk and volatility embedded within the current mix of assets and liabilities, standard rate scenario simulations assume total assets remain static (i.e. no growth). The Bank may also use a standard gap report in its interest rate risk management process. The primary use for the gap report is to provide supporting detailed information to the ALCO’s discussion.

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, four to six months, seven to twelve months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At December 31, 2024, the Bank was within the policy guidelines for asset/liability management.

The following table depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels for the periods presented.

As of December 31, 2024
Estimated
Changes in Interest Rates	Increase/Decrease in
(in basis points)	Net Interest Income (1)
+300	(7.5)%
+200	(5.4)%
+100	(2.4)%
-100	2.6%
-200	4.7%
-300	6.5%

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

Our core deposits, which are deposits excluding brokered demand deposits, brokered time deposits, time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At December 31, 2024 and 2023,68% and 64% of our total assets, respectively, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. At December 31, 2024, 89% of our investment securities portfolio was classified as AFS, and we had gross unrealized losses in our AFS investment securities portfolio of $61.7 million and gross unrealized gains of $0.2 million. The sale of securities in a loss position would cause us to record a loss on sale of investment securities in noninterest income in the period during which the securities were sold. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At December 31, 2024, securities with a carrying value of $68.1 million were pledged to secure certain deposits, borrowings, and other liabilities compared to $296.2 million in pledged securities at December 31, 2023 with the decrease due primarily to our repayment of borrowings under the BTFP.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2024, the balance of our outstanding advances with the FHLB was $67.2 million, consisting of $7.2 million short-term and $60.0 million long-term advances based on original maturity, an increase from $23.5 million, all long-term advances based on original maturity, at December 31, 2023. The total amount of remaining credit available to us from the FHLB at December 31, 2024 was approximately $733.7 million. At December 31, 2024, our FHLB borrowings were collateralized by a blanket pledge of certain loans totaling approximately $979.7 million.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by certain investment securities. We had $8.4 million and $8.6 million of repurchase agreements outstanding at December 31, 2024 and 2023, respectively.

We maintain unsecured lines of credit with First National Bankers Bank and The Independent Bankers Bank totaling $60.0 million. These lines of credit are federal funds lines of credit and are used for overnight borrowing only. There were no outstanding balances on our unsecured lines of credit at December 31, 2024 or 2023.

At December 31, 2024, we held $27.9 million of cash and cash equivalents, maintained approximately $733.7 million of available funding from FHLB advances and maintained $60.0 million in unsecured lines of credit with correspondent banks, totaling $821.6 million, which represents 111% of uninsured deposits of $737.6 million at December 31, 2024.

In addition, at December 31, 2024 and 2023 we had $17.0 million and $45.0 million, respectively, in aggregate principal amount of subordinated debt outstanding. During the year ended December 31, 2024, we redeemed $20.0 million in principal amount and repurchased $8.0 million in principal amount of our subordinated debt. In April 2022, we completed a private placement of $20.0 million in aggregate principal amount of our 2032 Notes, and used the majority of the proceeds to redeem $18.6 million of our 2027 Notes in June 2022. For additional information, see Note 10. Subordinated Debt Securities and see Discussion and Analysis of Financial Condition – Borrowings above.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. In recent periods, the proportion of our deposits represented by noninterest-bearing deposits has declined primarily due to rising market interest rates as customers have migrated to higher yielding alternatives. At December 31, 2024, we held $245.5 million of brokered time deposits and $47.3 million of brokered demand deposits, as defined for federal regulatory purposes. At December 31, 2023, we held $269.1 million of brokered time deposits and no brokered demand deposits, as defined for federal regulatory purposes. We utilize brokered time deposits to secure fixed cost funding and reduce short-term borrowings. We utilize brokered demand deposits when pricing is more favorable than other short-term borrowings. We also hold QwickRate® deposits, included in our time deposit balances, which we obtain through a qualified network, to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At December 31, 2024, we held $12.9 million of QwickRate® deposits, a decrease compared to $17.0 million at December 31, 2023.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the years ended December 31, 2024 and 2023.

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Year ended December 31,		Year ended December 31,
	2024	2023	2024	2023
Noninterest-bearing demand deposits	17%	20%	—%	—%
Interest-bearing demand deposits	27	27	2.03	1.30
Brokered demand deposits	—	—	4.76	—
Savings deposits	5	5	1.09	0.40
Brokered time deposits	10	7	5.16	5.02
Time deposits	30	28	4.45	3.48
Short-term borrowings	8	10	4.58	4.93
Borrowed funds	3	3	4.81	4.54
Total deposits and borrowed funds	100%	100%	2.94%	2.33%

Capital Resources. Our primary sources of capital include retained earnings, capital obtained through acquisitions and proceeds from the sale of our capital stock and subordinated debt. We may issue capital stock and debt securities from time to time to fund acquisitions and support our organic growth. For additional information see Discussion and Analysis of Financial Condition – Borrowings.

During 2024, we paid $4.0 million in dividends, compared to $3.8 million in 2023 and $3.6 million in 2022. Our Board has authorized a share repurchase program and during 2024 we paid $0.3 million to repurchase our shares, compared to $3.0 million in 2023 and $10.5 million in 2022. The aggregate purchase price does not include the effect of excise tax expense incurred on net share repurchases. On July 19, 2023 and September 21, 2022, the Board approved an additional 350,000 shares and 300,000 shares, respectively, of the Company’s common stock for repurchase. At December 31, 2024, we had 495,645 shares of our common stock remaining authorized for repurchase under the program. For additional information, see Note 13. Stockholders’ Equity.

We are subject to restrictions on dividends under applicable banking laws and regulations. Please refer to the discussion under the heading “Supervision and Regulation – Dividends” in Item 1. Business, for more information. We are also subject to additional legal and contractual restrictions on dividends. Please refer to the discussion under the heading “Dividend Policy” in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and under the heading “Common Stock – Dividend Restrictions” in Note 13. Stockholders’ Equity.

We are subject to various regulatory capital requirements administered by the Federal Reserve and the OCC. These requirements are described in greater detail under the heading “Supervision and Regulation – Regulatory Capital Requirements” of Item 1. Business. Those guidelines specify capital tiers, which include the following classifications:

Capital Tiers(1)	Tier 1 Leverage Ratio	Common Equity Tier 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Ratio of Tangible Equity to Total Assets
Well-capitalized	5% or above	6.5% or above	8% or above	10% or above
Adequately capitalized	4% or above	4.5% or above	6% or above	8% or above
Undercapitalized	Less than 4%	Less than 4.5%	Less than 6%	Less than 8%
Significantly undercapitalized	Less than 3%	Less than 3%	Less than 4%	Less than 6%
Critically undercapitalized					2% or less

(1)

In order to be well-capitalized or adequately capitalized, a bank must satisfy each of the required ratios in the table. In order to be undercapitalized or significantly undercapitalized, a bank would need to fall below just one of the relevant ratio thresholds in the table. In order to be well-capitalized, the Bank cannot be subject to any written agreement or order requiring it to maintain a specific level of capital for any capital measure.

The Company and the Bank each were in compliance with all regulatory capital requirements as of December 31, 2024, 2023 and 2022. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well-Capitalized
	Amount	Ratio	Amount	Ratio
December 31, 2024
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$258,178	9.27%	$—	—%
Tier 1 common equity to risk-weighted assets	248,678	10.84	—	—
Tier 1 capital to risk-weighted assets	258,178	11.25	—	—
Total capital to risk-weighted assets	301,259	13.13	—	—
Investar Bank:
Tier 1 capital to average assets (leverage)	269,733	9.70	139,092	5.00
Tier 1 common equity to risk-weighted assets	269,733	11.77	148,925	6.50
Tier 1 capital to risk-weighted assets	269,733	11.77	183,293	8.00
Total capital to risk-weighted assets	296,117	12.92	229,116	10.00

December 31, 2023
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$239,095	8.35%	$—	—%
Tier 1 common equity to risk-weighted assets	229,595	9.51	—	—
Tier 1 capital to risk-weighted assets	239,095	9.90	—	—
Total capital to risk-weighted assets	313,574	12.99	—	—
Investar Bank:
Tier 1 capital to average assets (leverage)	280,687	9.81	143,085	5.00
Tier 1 common equity to risk-weighted assets	280,687	11.64	156,805	6.50
Tier 1 capital to risk-weighted assets	280,687	11.64	192,990	8.00
Total capital to risk-weighted assets	310,846	12.89	241,238	10.00

Off-Balance Sheet Transactions and Lease Obligations

Swap Contracts. The Bank historically has entered into interest rate swap contracts, some of which have been forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month SOFR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. At December 31, 2024 and December 31, 2023, the Company had no current or forward starting interest rate swap agreements. For additional information, see Note 12. Derivative Financial Instruments.

During the year ended December 31, 2022, we voluntarily terminated our remaining interest rate swap agreements with a total notional amount of $115.0 million in response to market conditions. For the year ended December 31, 2022, an unrealized gain of $6.4 million, net of tax expense of $1.7 million, was reclassified from “Accumulated other comprehensive loss” and recorded as “Swap termination fee income” in noninterest income in the accompanying consolidated statement of income.

For the year ended December 31, 2022, a gain of $4.3 million, net of a $1.2 million tax expense, was recognized in “Other comprehensive loss” in the accompanying consolidated statement of comprehensive income (loss) for the change in fair value of the interest rate swap contracts.

The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging,” and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, “Fair Value Measurement.” The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the years ended December 31, 2024, 2023, and 2022. At December 31, 2024 and 2023, we had notional amounts of $186.9 million and $174.9 million, respectively, in interest rate swap contracts with customers and $186.9 million and $174.9 million, respectively, in offsetting interest rate swap contracts with other financial institutions. At December 31, 2024 and 2023, the fair values of the swap contracts consisted of gross assets of $17.2 million and $17.3 million, respectively, and gross liabilities of $17.2 million and $17.3 million, respectively, recorded in “Other assets” and “Accrued taxes and other liabilities,” respectively, in the accompanying consolidated balance sheets.

Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The credit risk associated with these commitments is evaluated in a manner similar to the ACL. The reserve for unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. At December 31, 2024 and 2023, the reserve for unfunded loan commitments was $42,000 and $0.3 million, respectively.

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

	December 31, 2024	December 31, 2023
Commitments to extend credit:
Loan commitments	$377,301	$413,019
Standby letters of credit	7,658	17,844

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at December 31, 2024, the Company had unfunded commitments of $1.0 million for its investment in SBIC qualified funds.

For each of the years ended December 31, 2024 and 2023, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations, or cash flows currently or in the future.

Lease Obligations. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.

The following table presents, as of December 31, 2024, contractually obligated lease payments due under non-cancelable operating leases by payment date (dollars in thousands).

Less than one year	$449
One to three years	805
Three to five years	742
Over five years	350
Total	$2,346

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

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

To the Stockholders and Board of Directors

Investar Holding Corporation

Baton Rouge, Louisiana

Investar Holding Corporation (the “Company”) is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this Annual Report on Form 10-K. The consolidated financial statements and notes included in this Annual Report have been prepared in conformity with accounting principles generally accepted in the United States of America and necessarily include some amounts that are based on management’s best estimates and judgments.

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

Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2024, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2024, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.”

HORNE LLP, the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

Date: March 12, 2025	By:	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer

Date: March 12, 2025	By:	/s/ John R. Campbell
John R. Campbell
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Investar Holding Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Investar Holding Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”), the consolidated financial statements of the Company as of December 31, 2024 and our report dated March 12, 2025 expressed an unqualified opinion.

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

March 12, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Investar Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Investar Holding Corporation (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for Credit Losses

Description of the Matter

As described in Notes 1 and 3 to the financial statements, the Company’s allowance for credit losses (“ACL”) is a valuation that reflects the Company’s best estimate of expected credit losses inherent within the Company’s loan portfolio and is maintained at a level believed adequate by management to absorb credit losses inherent in the loan portfolio in accordance with Accounting Standards Codification ASC 326: Financial Instruments – Credit Losses. The ACL is measured over the contractual life of loans held for investments and is estimated using relevant available information relating to past events, current conditions and reasonable and supportable forecasts, as well as qualitative adjustments. The ACL was $26,721,000 at December 31, 2024, which consists of two components: the loss allocations on pools of loans that share similar risk characteristics and loss allocations on individual loans that do not share similar risk characteristics with other loans.

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

/s/ HORNE LLP

Baton Rouge, Louisiana

March 12, 2025

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2024	2023
ASSETS
Cash and due from banks	$26,623	$28,285
Interest-bearing balances due from other banks	1,299	3,724
Cash and cash equivalents	27,922	32,009

Available for sale securities at fair value (amortized cost of $392,564 and $419,283, respectively)	331,121	361,918
Held to maturity securities at amortized cost (estimated fair value of $42,144 and $20,513, respectively)	42,687	20,472
Loans	2,125,084	2,210,619
Less: allowance for credit losses	(26,721)	(30,540)
Loans, net	2,098,363	2,180,079
Equity securities at fair value	2,593	1,180
Nonmarketable equity securities	16,502	13,417
Bank premises and equipment, net of accumulated depreciation of $21,853 and $19,476, respectively	40,705	44,183
Other real estate owned, net	5,218	4,438
Accrued interest receivable	14,423	14,366
Deferred tax asset	17,120	16,910
Goodwill and other intangible assets, net	41,696	42,320
Bank owned life insurance	59,703	58,797
Other assets	24,759	25,066
Total assets	$2,722,812	$2,815,155

LIABILITIES
Deposits:
Noninterest-bearing	$432,143	$448,752
Interest-bearing	1,913,801	1,806,975
Total deposits	2,345,944	2,255,727
Advances from Federal Home Loan Bank	67,215	23,500
Borrowings under Bank Term Funding Program	—	212,500
Repurchase agreements	8,376	8,633
Subordinated debt, net of unamortized issuance costs	16,697	44,320
Junior subordinated debt	8,733	8,630
Accrued taxes and other liabilities	34,551	35,077
Total liabilities	2,481,516	2,588,387

Commitments and contingencies (Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 9,828,413 and 9,748,067 shares issued and outstanding, respectively	9,828	9,748
Surplus	146,890	145,456
Retained earnings	132,935	116,711
Accumulated other comprehensive loss	(48,357)	(45,147)
Total stockholders’ equity	241,296	226,768
Total liabilities and stockholders’ equity	$2,722,812	$2,815,155

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

	For the years ended December 31,
	2024	2023	2022
INTEREST INCOME
Interest and fees on loans	$128,498	$117,892	$93,373
Interest on investment securities
Taxable	11,047	12,372	9,796
Tax-exempt	1,249	693	482
Other interest income	3,071	2,244	918
Total interest income	143,865	133,201	104,569

INTEREST EXPENSE
Interest on deposits	61,510	42,072	6,250
Interest on borrowings	12,602	16,609	8,534
Total interest expense	74,112	58,681	14,784
Net interest income	69,753	74,520	89,785

Provision for credit losses	(3,480)	(2,000)	2,922
Net interest income after provision for credit losses	73,233	76,520	86,863

NONINTEREST INCOME
Service charges on deposit accounts	3,241	3,090	3,090
(Loss) gain on call or sale of investment securities, net	(753)	(323)	6
Gain (loss) on sale or disposition of fixed assets, net	427	(1,323)	(258)
Gain (loss) on sale of other real estate owned, net	683	(114)	9
Swap termination fee income	—	—	8,077
Gain on sale of loans	—	75	37
Servicing fees and fee income on serviced loans	—	14	74
Interchange fees	1,615	1,697	2,036
Income from bank owned life insurance	4,886	1,417	1,305
Change in the fair value of equity securities	413	(65)	(90)
Income from legal settlement	1,122	—	—
Income from insurance proceeds	—	—	1,384
Other operating income	2,571	2,070	2,680
Total noninterest income	14,205	6,538	18,350
Income before noninterest expense	87,438	83,058	105,213

NONINTEREST EXPENSE
Depreciation and amortization	3,095	3,780	4,435
Salaries and employee benefits	38,615	37,143	34,974
Occupancy	2,576	2,994	2,915
Data processing	3,611	3,482	3,600
Marketing	370	302	262
Professional fees	1,797	1,933	1,774
(Gain) loss on early extinguishment of subordinated debt	(292)	—	222
Other operating expenses	13,260	12,996	12,683
Total noninterest expense	63,032	62,630	60,865
Income before income tax expense	24,406	20,428	44,348
Income tax expense	4,154	3,750	8,639
Net income	$20,252	$16,678	$35,709

EARNINGS PER SHARE
Basic earnings per share	$2.06	$1.69	$3.54
Diluted earnings per share	2.04	1.69	3.50
Cash dividends declared per common share	0.41	0.395	0.365

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	For the years ended December 31,
	2024	2023	2022
Net income	$20,252	$16,678	$35,709
Other comprehensive (loss) income:
Investment securities:
Unrealized (loss) gain, available for sale, net of tax (benefit) expense of ($1,026), $951, and ($12,993), respectively	(3,805)	3,510	(48,019)
Reclassification of realized loss (gain), available for sale, net of tax benefit (expense) of $158, $67, and ($1), respectively	595	256	(5)
Unrealized loss, transfer from available for sale to held to maturity, net of tax benefit of $0 for all respective periods	—	—	(1)
Derivative financial instruments:
Change in fair value of interest rate swaps designated as cash flow hedges, net of tax expense of $0, $0, and $1,151, respectively	—	—	4,329
Reclassification of realized gain, interest rate swap termination, net of tax expense of $0, $0, and $1,697, respectively	—	—	(6,380)
Total other comprehensive (loss) income	(3,210)	3,766	(50,076)
Total comprehensive income (loss)	$17,042	$20,444	$(14,367)

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income (Loss)	Equity
Balance, January 1, 2022	$10,343	$154,932	$76,160	$1,163	$242,598
Surrendered shares	(24)	(462)	—	—	(486)
Shares repurchased	(519)	(10,021)	—	—	(10,540)
Options exercised	10	123	—	—	133
Dividends declared, $0.365 per share	—	—	(3,663)	—	(3,663)
Stock-based compensation	92	2,015	—	—	2,107
Net income	—	—	35,709	—	35,709
Other comprehensive loss, net	—	—	—	(50,076)	(50,076)
Balance, December 31, 2022	$9,902	$146,587	$108,206	$(48,913)	$215,782
Cumulative effect of adoption of ASU 2016-13, net	—	—	(4,295)	—	(4,295)
Surrendered shares	(22)	(330)	—	—	(352)
Shares repurchased	(222)	(2,804)	—	—	(3,026)
Options exercised	8	97	—	—	105
Dividends declared, $0.395 per share	—	—	(3,878)	—	(3,878)
Stock-based compensation	82	1,906	—	—	1,988
Net income	—	—	16,678	—	16,678
Other comprehensive income, net	—	—	—	3,766	3,766
Balance, December 31, 2023	$9,748	$145,456	$116,711	$(45,147)	$226,768
Surrendered shares	(95)	(1,401)	—	—	(1,496)
Shares repurchased	(19)	(286)	—	—	(305)
Options exercised	96	1,263	—	—	1,359
Dividends declared, $0.41 per share	—	—	(4,028)	—	(4,028)
Stock-based compensation	98	1,858	—	—	1,956
Net income	—	—	20,252	—	20,252
Other comprehensive loss, net	—	—	—	(3,210)	(3,210)
Balance, December 31, 2024	$9,828	$146,890	$132,935	$(48,357)	$241,296

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$20,252	$16,678	$35,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,095	3,780	4,435
Provision for credit losses	(3,480)	(2,000)	2,922
Net accretion of purchase accounting adjustments	(32)	(274)	(95)
Provision for other real estate owned	233	—	—
Net (accretion) amortization of securities	(62)	(62)	972
Loss (gain) on call or sale of investment securities, net	753	323	(6)
(Gain) loss on sale or disposition of fixed assets, net	(427)	1,323	258
(Gain) loss on sale of other real estate owned, net	(683)	114	(9)
Gain on sale of loans to First Community Bank	—	(75)	—
(Gain) loss on early extinguishment of subordinated debt	(292)	—	222
FHLB stock dividend	(194)	(642)	(152)
Stock-based compensation	1,956	1,988	2,107
Deferred taxes	659	(350)	(655)
Net change in value of bank owned life insurance	(1,771)	(1,417)	(1,305)
Gain on bank owned life insurance death benefit proceeds	(3,115)	—	—
Amortization of subordinated debt issuance costs	83	95	66
Change in the fair value of equity securities	(413)	65	90
Loans held for sale:
Originations	—	—	(624)
Proceeds from sales	—	—	1,281
Gain on sale of loans	—	—	(37)
Net change in:
Accrued interest receivable	(57)	(518)	(1,394)
Other assets	376	5,772	(1,732)
Accrued taxes and other liabilities	(954)	1,447	695
Net cash provided by operating activities	15,927	26,247	42,748

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	18,048	14,974	—
Purchases of securities available for sale	(27,590)	(107,904)	(181,636)
Purchases of securities held to maturity	(27,000)	(14,056)	—
Proceeds from maturities, prepayments and calls of investment securities available for sale	35,576	140,712	60,173
Proceeds from maturities, prepayments and calls of investment securities held to maturity	4,779	1,879	1,933
Proceeds from redemption or sale of nonmarketable equity securities	1,872	17,429	—
Purchases of nonmarketable equity securities	(4,763)	(4,196)	(10,865)
Proceeds from redemption or sale of equity securities at fair value	—	—	1,225
Purchases of equity securities at fair value	(1,000)	—	(750)
Net decrease (increase) in loans	83,283	41,999	(225,090)
Proceeds from sales of other real estate owned	2,070	1,484	6,071
Proceeds from sales of fixed assets	1,341	42	4,692
Purchases of loans	—	(163,842)	—
Purchases of fixed assets	(506)	(1,072)	(1,056)
Purchases of bank owned life insurance	(10,000)	—	(5,000)
Proceeds from surrender of bank owned life insurance	8,440	—	—
Proceeds from bank owned life insurance death benefits	5,540	—	—
Purchases of other investments	(319)	(617)	(718)
Distributions from investments	294	274	34
Cash paid for branch sale to First Community Bank, net of cash received	—	(596)	—
Net cash provided by (used in) investing activities	90,065	(73,490)	(350,987)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)

	For the years ended December 31,
	2024	2023	2022
Cash flows from financing activities
Net increase (decrease) in customer deposits	90,291	188,125	(38,249)
Net (decrease) increase in repurchase agreements	(257)	8,633	(5,783)
Net increase (decrease) in short-term FHLB advances	7,215	(333,500)	333,500
Net (decrease) increase in borrowings under the Bank Term Funding Program	(212,500)	212,500	—
Proceeds from long-term FHLB advances	60,000	—	—
Repayment of long-term FHLB advances	(23,500)	(30,000)	(25,000)
Cash dividends paid on common stock	(3,972)	(3,844)	(3,552)
Payments to repurchase common stock	(305)	(3,026)	(10,540)
Proceeds from stock options exercised	337	105	133
Proceeds from subordinated debt, net of issuance costs	—	—	19,548
Extinguishment of subordinated debt	(27,388)	—	(18,600)
Net cash (used in) provided by financing activities	(110,079)	38,993	251,457
Net decrease in cash and cash equivalents	(4,087)	(8,250)	(56,782)
Cash and cash equivalents, beginning of period	32,009	40,259	97,041
Cash and cash equivalents, end of period	$27,922	$32,009	$40,259

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Income taxes	$3,101	$2,899	$8,887
Interest on deposits and borrowings	74,463	56,773	14,409
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfer from loans to other real estate owned	$1,975	$3,930	$3,327
Transfer from bank premises and equipment to other real estate owned	424	1,425	525

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Investar Holding Corporation is a financial holding company headquartered in Baton Rouge, Louisiana, that provides, through its wholly-owned subsidiary, Investar Bank, National Association, full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals, and small to medium-sized businesses throughout its markets in south Louisiana, southeast Texas and Alabama.

Basis of Presentation

The consolidated financial statements of Investar Holding Corporation and its wholly-owned subsidiary, the Bank, have been prepared in conformity with GAAP and to generally accepted practices within the banking industry. Prior period consolidated financial statements are reclassified whenever necessary to conform to the current period presentation. No reclassifications of prior period balances were material to the consolidated financial statements.

Segment Reporting

The Company determined that all of its banking operations serve a similar customer base, offer similar products and services, and are managed through similar processes. Therefore, the Company’s banking operations are aggregated into one reportable operating segment, which generates income principally from interest on loans and, to a lesser extent, securities investments, as well as from fees charged in connection with various loan and deposit services. The CODM is the Chief Executive Officer, who for the purposes of assessing performance, making operating decisions, and allocating Company resources, regularly reviews net income as reported in the accompanying consolidated statements of income. The level of disaggregation and amounts of significant segment income and expenses that are regularly provided to the CODM are the same as those presented in the accompanying consolidated statements of income. Likewise, the measure of segment assets is reported on the accompanying consolidated balance sheets as total assets.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the ACL. While management uses available information to recognize credit losses on loans, future additions to the allowance  may be necessary based on changes in economic conditions, changes in conditions of borrowers’ industries or changes in the condition of individual borrowers. The Company adopted ASU 2016-13 effective  January 1, 2023, which changed how the Company accounts for the ACL. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL. Such agencies  may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the ACL  may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Other estimates that are susceptible to significant change in the near term relate to the allowance for off-balance sheet credit losses, the fair value of stock-based compensation awards, the determination of impairments of investment securities, and the fair value of financial instruments and goodwill.

A changing interest rate environment and elevated levels of inflation have made certain estimates more challenging, including those discussed above.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from banks and federal funds sold due to the short-term nature of these items.

Investment Securities

The Company’s investments in securities are accounted for in accordance with applicable guidance contained in the FASB ASC, which requires the classification of securities into one of the following categories:

•

HTM Securities: bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

•	AFS Securities: consist of bonds, notes, and debentures that are available to meet the Company’s operating needs. These securities are reported at fair value.

Unrealized holding gains and losses, net of tax, on AFS securities are reported as a net amount in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses on the sale of debt and equity securities are determined using the specific identification method and average cost method, respectively.

The Company follows FASB guidance related to impairment of AFS securities. For AFS securities that are in an unrealized loss position at the balance sheet date, the Company first assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through net income. If neither criteria is met, the Company evaluates whether any portion of the decline in fair value is the result of credit deterioration. If the evaluation indicates that a credit loss exists, an ACL is recorded through provisions for credit losses, limited by the amount by which the amortized cost exceeds fair value. Any impairment not recognized in the ACL is recognized in other comprehensive income (loss).

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the unpaid principal balance outstanding, net of purchase premiums or discounts, deferred income (net of costs), any direct principal charge-offs, and any ACL. Interest on loans is calculated by using the effective interest rate on daily balances of the principal amount outstanding. Loan origination fees, net of direct loan origination costs, and commitment fees, are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable.

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

Employee Retention Credit

The CARES Act provided for an ERC, which was a broad based refundable payroll tax credit that incentivized businesses to retain employees on the payroll during the COVID-19 pandemic. The ERC is a credit against certain employment taxes of up to $5,000 per employee for eligible employers based on certain wages paid after March 12, 2020 through December 31, 2020. In 2021, the tax credit increased to up to $7,000 for each quarter, equal to 70% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee per quarter. The ERC terminated effective September 30, 2021. The Company qualified for the ERC based on the significant adverse financial impacts of the COVID-19 pandemic. In the fourth quarter of 2022, Company recorded a $2.3 million reduction to payroll taxes related to the second quarter of 2021, which is included as part of “Salaries and employee benefits” in noninterest expense on the accompanying consolidated statement of income for the year ended December 31, 2022.

Allowance for Credit Losses

For reporting periods beginning on and after January 1, 2023, reflecting the adoption of ASU 2016-13:

The Company’s ACL is determined using a CECL model. The ACL represents the measurement of all expected credit losses for financial assets accounted for on an amortized cost basis. Expected losses at the reporting date are calculated based on historical experience, current conditions, and reasonable and supportable forecasts. The lifetime expected credit losses are recorded at the time the financial asset is originated or acquired and adjusted each period as a provision for credit losses for changes in expected lifetime credit losses. The Company developed a CECL model methodology that calculates expected credit losses over the life of the portfolio by analyzing the composition, characteristics and quality of the loan and securities portfolios, as well as prevailing economic conditions and forecasts. The Company’s CECL calculation estimates loan losses using a combination of discounted cash flow and remaining life analyses. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, when necessary, the model reverts back to the historical loss rates adjusted for qualitative factors related to current conditions using a four-quarter reversion period.

The ACL is measured on a pool basis when similar risk characteristics exist and is maintained at an amount which management believes is a current estimate of the expected credit losses for the full life of the relevant pool of loans and related unfunded lending commitments. For modeling purposes, loan pools include: agriculture and farmland, automotive, commercial and industrial, construction and development, commercial real estate - nonowner-occupied and multifamily, commercial real estate - owner-occupied, credit cards, home equity lines of credit and junior liens, consumer, residential senior liens, and other loans, which primarily consist of public finance. Management periodically reassesses each pool to confirm that the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary. For each pool of loans, the Company evaluates and applies qualitative adjustments to the calculated ACL based on several factors, including, but not limited to, changes in current and expected future economic conditions, changes in the nature and volume of the portfolio, changes in levels of concentrations, changes in the volume and severity of past due loans, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded lending commitments to calculate an ACL.

Loans that do not share similar risk characteristics with other loans are excluded from the loan pools and individually evaluated for impairment. Individually evaluated loans are loans for which it is probable that all the amounts due under the contractual terms of the loan will not be collected. The ACL on loans that are individually evaluated is based on a comparison of the recorded investment in the loan with either the expected cash flows discounted using the loan’s original effective interest rate, observable market price for the loan or the fair value of the collateral underlying certain collateral dependent loans. The ACL is established after input from management as well as the risk management department and the special assets committee. For collateral dependent loans where the borrower is experiencing financial difficulty, which the Company evaluates independently from the loan pool, the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, which is generally based on third-party appraisals. Credits deemed uncollectible are charged to the ACL. Provisions for credit losses and recoveries on loans previously charged off are adjustments to the ACL.

Expected credit losses on AFS securities are recorded in an ACL when management does not intend to sell or believes that it is not more likely than not that they will be required to sell the securities prior to recovery of the securities’ amortized cost basis. If management has the intent to sell or believes it is more likely than not the Company will be required to sell an impaired AFS security before recovery of the amortized cost basis, the credit loss is recorded as a direct write-down of the amortized cost basis. In evaluating AFS securities in an unrealized loss position for credit losses, the Company considers the nature of the investments, the current market price, and the current interest rate environment, among other factors. Declines in the fair value of AFS securities that are not considered credit related are recognized in accumulated other comprehensive income or loss.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Expected credit losses on HTM securities are recorded in an ACL and estimated using a probability of loss model based on reasonable and supportable forecasts. HTM securities are evaluated on a collective basis by security type. In evaluating HTM securities in an unrealized loss position for credit losses, the Company considers the nature of the investments, the current market price, and the current interest rate environment, among other factors.

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

Equity Securities

Equity securities at fair value include marketable securities in corporate stocks and mutual funds which totaled $2.6 million and $1.2 million at  December 31, 2024 and  December 31, 2023, respectively.

Nonmarketable equity securities primarily consist of FHLB stock and FRB stock. Members of the FHLB and FRB are required to own a certain amount of stock based on the level of borrowings and other factors and  may invest in additional amounts. FHLB stock and FRB stock are carried at cost, restricted as to redemption, and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income. Nonmarketable equity securities also include investments in other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of nonmarketable equity securities at December 31, 2024 and 2023 was $16.5 million and $13.4 million, respectively.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Bank Premises and Equipment

Bank premises and equipment are stated at cost, less accumulated depreciation, with the exception of land, which is stated at cost. Depreciation expense is computed using the straight-line method and is charged to expense over the estimated useful lives of 39 years for buildings, five to 39 years for improvements, three to seven years for furniture and equipment, and one to five years for computer equipment and software. Costs of major additions and improvements, which extend the useful life of the asset, are capitalized. Expenditures for maintenance and repairs are expensed as incurred. Gains or losses on the disposition of land, buildings, and equipment are included in noninterest income on the consolidated statements of income.

The Company leases certain branch locations under operating lease agreements. The Company also leases certain office facilities to outside parties under operating lessor agreements; however, such leases are not significant. The Company determines if an arrangement is a lease at inception and, at that time, assesses appropriate classification of the lease as finance or operating. Operating leases, with the exception of short-term leases, are included in operating lease ROU assets and operating lease liabilities in “Bank premises and equipment, net” and “Accrued taxes and other liabilities,” respectively, in the accompanying consolidated balance sheets. Operating lease ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses the interest rate implicit in the contract, when available, or the Company’s incremental collateralized borrowing rate with similar terms based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease pre-payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease. When it is reasonably certain that the Company will exercise an option to extend a lease, the extension is included in the lease term when calculating the present value of lease payments.

Other Real Estate Owned

Other real estate owned includes real estate acquired through foreclosure or acceptance of a deed in lieu of foreclosure and real property no longer used in the Bank’s business operations. Real estate acquired through foreclosure is initially recorded at fair value at the time of foreclosure, less estimated selling cost, and any related write-down is charged to the ACL. Real property no longer used in the Bank’s business operations is recorded at the lower of its net book value or fair value at the date of transfer to other real estate owned. Valuations are periodically performed by management, and write-downs on other real estate owned are charged to expense through a valuation allowance when fair value is determined to be less than the carrying value.

Costs relative to the development and improvement of properties are capitalized to the extent realizable. The ability of the Company to recover the carrying value of real estate is based upon future sales of the other real estate owned. The ability to affect such sales is subject to market conditions and other factors, many of which are beyond the Company’s control. Operating income and expense of such properties is included in other operating income or expense, respectively, on the accompanying consolidated statements of income. Gain or loss on the disposition of such properties is included in noninterest income on the consolidated statements of income.

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

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment in accordance with FASB ASC Topic 360, “Property, Plant, and Equipment.” If impaired, the asset is written down to its estimated fair value. No impairment charges have been recognized through December 31, 2024. Core deposit intangibles representing the value of the acquired core deposit base are generally recorded in connection with business combinations involving banks and branch locations. The Company’s policy is to amortize core deposit intangibles over the estimated useful life of the deposit base. The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant revision of the remaining period of amortization. The Company’s core deposit intangibles are currently amortized using the sum-of-the-years-digits basis over 10 to 15 years. See Note 7. Goodwill and Other Intangible Assets, for additional information.

Bank Owned Life Insurance

The Company invests in BOLI policies on certain current and former officers and employees that provide earnings to partially offset the cost of employee benefit plans. The Company is the owner and beneficiary of the life insurance policies it purchased directly on a chosen group of employees. The policies are carried on the Company’s consolidated balance sheet at their cash surrender value and are subject to regulatory capital requirements. The determination of the cash surrender value includes a full evaluation of the contractual terms of each policy and assumes the surrender of policies on an individual-life by individual-life basis. Additionally, the Company periodically reviews the creditworthiness of the insurance companies that have underwritten the policies. Earnings accruing to the Company are derived from the general account investments of the insurance companies. Increases in the net cash surrender value of BOLI policies and insurance proceeds received upon death are not taxable and are recorded in noninterest income in the consolidated statements of income.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Repurchase Agreements

Securities sold under agreements to repurchase are secured borrowings treated as financing activities and are carried at the amounts at which the securities will be subsequently reacquired as specified in the respective agreements.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation - Stock Compensation.” Under this accounting guidance, share-based payment awards are measured based on the fair value of the award on the grant date and recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period. The impact of forfeitures of share-based payment awards on compensation expense is recognized as forfeitures occur. See Note 14. Stock-Based Compensation, for further disclosures regarding stock-based compensation.

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

Derivative Financial Instruments

ASC Topic 815, “Derivatives and Hedging,” requires that all derivatives be recognized as assets or liabilities in the balance sheet at fair value. Derivatives executed with the same counterparty are generally subject to master netting arrangements, however, fair value amounts recognized for derivative financial instruments and fair value amounts recognized for the right or obligation to reclaim or return cash collateral are not offset for financial reporting purposes.

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

In applying hedge accounting for derivatives, the Company establishes a method for assessing the effectiveness of the hedging derivative and a measurement approach for determining the ineffective aspect of the hedge upon the inception of the hedge. These methods are consistent with the Company’s approach to managing risk. Refer to Note 12. Derivative Financial Instruments, which describes the derivative instruments currently used by the Company and discloses how these derivatives impact the Company’s financial position and results of operations.

Income Taxes

The provision for income taxes is based on amounts reported in the consolidated statements of income after exclusion of nontaxable income such as interest income on certain loan and investment securities and income from BOLI. Also, certain items of income and expenses are recognized in different time periods for financial statement purposes than for income tax purposes. Thus, provisions for deferred taxes are recorded in recognition of such temporary differences.

Deferred taxes are determined utilizing a liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the reported amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The Company has adopted accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

The Company recognizes interest and penalties on income taxes as a component of income tax expense. There were no material penalties or related interest for the years ended December 31, 2024, 2023 or 2022.

Transfer of Financial Assets

Transfers of financial assets in which the Company has surrendered control over the transferred assets are accounted for as sales. Control over transferred assets is deemed to be surrendered when the assets have been legally isolated from the Company, the transferee obtains the right to pledge or exchange the transferred assets with no conditions that constrain the transferee, and the Company does not maintain effective control over the transferred assets. When a transfer is accounted for as a sale, the transferred assets are derecognized from the balance sheet and a gain or loss on sale is recognized in noninterest income in the accompanying consolidated statements of income.

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

Comprehensive Income

Comprehensive income includes net income and other comprehensive income or loss, which in the case of the Company includes unrealized gains and losses on securities, changes in the fair value of interest rate swaps, and the reclassification of realized gains and losses on AFS securities and interest rate swap terminations to net income, net of related income taxes.

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

Loans acquired in a business combination are recorded at their estimated fair value as of the acquisition date. The fair value of loans acquired is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest prepayments, estimated payments, estimated default rates, estimated loss severity in the event of defaults, and current market rates. The fair value adjustment for performing acquired loans is accreted over the life of the loan using the effective interest method. Estimated credit losses are included in the determination of fair value; therefore, an ACL is not recorded on the acquisition date. Subsequent to acquisition, acquired performing loans are evaluated using a similar allowance methodology as the legacy portfolio. An ACL is only recorded to the extent that the required reserves exceed the unaccreted fair value adjustment.

The Company accounts for PCD assets under ASC Topic 326. The CECL estimate for PCD assets is recognized through the ACL with an offset to the amortized cost basis of the PCD asset at the date of acquisition. Subsequent changes in the ACL for PCD assets are recognized through a provision for credit losses on loans.

Treasury Stock

The Louisiana Business Corporation Act does not include the concept of treasury stock. Rather, shares purchased by the Company constitute authorized but unissued shares. Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law. The Company’s consolidated financial statements as of December 31, 2024, 2023 and 2022 reflect this principle. The cost of shares purchased by the Company has been allocated to common stock and surplus balances.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Accounting Standards Adopted in 2024

FASB ASC Topic 280 “Segment Reporting: Improvements to Reportable Segments Disclosures” Update No. 2023-07 (“ASU 2023-07”). ASU 2023-07 became effective for the Company for the fiscal year ended  December 31, 2024 and will be applied in interim periods beginning after December 31, 2024. ASU 2023-07 requires public entities to disclose the title and position of the entity’s CODM and an explanation of how the CODM utilizes the reported measures of profit or loss to assess segment performance and allocate resources, significant segment expenses, an amount and description for other segment items, and, on an interim basis, certain segment related disclosures that previously were required only on an annual basis. ASU 2023-07 also clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements and that an entity is permitted to disclose multiple measures of segment profit or loss, provided that certain criteria are met. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.

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

FASB ASC Topic 220 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses” Update No. 2024-03 (“ASU 2024-03”). In  November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses in a tabular format in the notes of the financial statements for public business entities. ASU 2024-03 is effective on a prospective basis for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption and retrospective application permitted. The Company is currently evaluating the provisions of the amendment and the impact on its future consolidated financial statements.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 2. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$15,985	$47	$(325)	$15,707
Obligations of state and political subdivisions	18,363	—	(2,243)	16,120
Corporate bonds	29,772	8	(2,513)	27,267
Residential mortgage-backed securities	256,272	39	(47,543)	208,768
Commercial mortgage-backed securities	72,172	133	(9,046)	63,259
Total	$392,564	$227	$(61,670)	$331,121

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$20,383	$100	$(440)	$20,043
Obligations of state and political subdivisions	18,768	11	(2,076)	16,703
Corporate bonds	30,097	—	(3,741)	26,356
Residential mortgage-backed securities	274,950	14	(42,919)	232,045
Commercial mortgage-backed securities	75,085	208	(8,522)	66,771
Total	$419,283	$333	$(57,698)	$361,918

The Company calculates realized gains and losses on sales of debt securities under the specific identification method. Proceeds from sales of investment securities classified as AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Twelve months ended December 31,
	2024	2023	2022
Proceeds from sales	$18,048	$14,974	$—
Gross gains	$—	$2	$—
Gross losses	$(754)	$(325)	$—

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of state and political subdivisions	$40,618	$70	$(365)	$40,323
Residential mortgage-backed securities	2,069	—	(248)	1,821
Total	$42,687	$70	$(613)	$42,144

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of state and political subdivisions	$18,163	$314	$(82)	$18,395
Residential mortgage-backed securities	2,309	—	(191)	2,118
Total	$20,472	$314	$(273)	$20,513

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of December 31, 2024 or December 31, 2023.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The approximate fair value of AFS securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$5,505	$(20)	$4,012	$(305)	$9,517	$(325)
Obligations of state and political subdivisions	3,434	(99)	12,686	(2,144)	16,120	(2,243)
Corporate bonds	1,947	(5)	24,326	(2,508)	26,273	(2,513)
Residential mortgage-backed securities	5,432	(103)	198,803	(47,440)	204,235	(47,543)
Commercial mortgage-backed securities	9,226	(134)	42,293	(8,912)	51,519	(9,046)
Total	$25,544	$(361)	$282,120	$(61,309)	$307,664	$(61,670)

	Less than 12 Months		12 Months or More		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$1,268	$(7)	$9,284	$(433)	$10,552	$(440)
Obligations of state and political subdivisions	—	—	15,425	(2,076)	15,425	(2,076)
Corporate bonds	468	(28)	25,888	(3,713)	26,356	(3,741)
Residential mortgage-backed securities	2,705	(421)	228,415	(42,498)	231,120	(42,919)
Commercial mortgage-backed securities	1,085	(35)	50,271	(8,487)	51,356	(8,522)
Total	$5,526	$(491)	$329,283	$(57,207)	$334,809	$(57,698)

At  December 31, 2024, 680 of the Company’s AFS securities had unrealized losses totaling 16.7% of the individual securities’ amortized cost basis and 15.7% of the Company’s total amortized cost basis of the AFS investment securities portfolio. At such date, 628 of the 680 securities had been in a continuous loss position for over 12 months.

The approximate fair value of HTM securities, and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political subdivisions	$10,795	$(209)	$2,458	$(156)	$13,253	$(365)
Residential mortgage-backed securities	—	—	1,821	(248)	1,821	(248)
Total	$10,795	$(209)	$4,279	$(404)	$15,074	$(613)

	Less than 12 Months		12 Months or More		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political subdivisions	$—	$—	$3,064	$(82)	$3,064	$(82)
Residential mortgage-backed securities	—	—	2,118	(191)	2,118	(191)
Total	$—	$—	$5,182	$(273)	$5,182	$(273)

Unrealized losses are generally due to changes in market interest rates. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. Due to the nature of the investments, current market prices, and the current interest rate environment, the Company determined that these declines were not attributable to credit losses at December 31, 2024 and 2023.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The amortized cost and approximate fair value of investment debt securities, by contractual maturity, are shown below as of December 31, 2024 (dollars in thousands). Actual maturities may differ from contractual maturities due to mortgage-backed securities whereby borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain callable bonds whereby the issuer has the option to call the bonds prior to contractual maturity.

	Available for Sale		Held to Maturity
December 31, 2024	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$6,241	$6,198	$—	$—
Due after one year through five years	26,619	25,959	2,614	2,457
Due after five years through ten years	30,496	27,754	3,000	3,008
Due after ten years	329,208	271,210	37,073	36,679
Total debt securities	$392,564	$331,121	$42,687	$42,144

Accrued interest receivable on the Company’s investment securities was $1.9 million and $1.7 million at  December 31, 2024 and  December 31, 2023, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

At December 31, 2024, securities with a carrying value of $68.1 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $296.2 million in pledged securities at December 31, 2023.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	December 31,
	2024	2023
Construction and development	$154,553	$190,371
1-4 Family	396,815	413,786
Multifamily	84,576	105,946
Farmland	6,977	7,651
Commercial real estate	944,548	937,708
Total mortgage loans on real estate	1,587,469	1,655,462
Commercial and industrial	526,928	543,421
Consumer	10,687	11,736
Total loans	$2,125,084	$2,210,619

Unamortized premiums and discounts on loans, included in the total loans balances above, were $0.1 million and $0.2 million at  December 31, 2024 and  December 31, 2023, respectively. Unearned income, or deferred fees, on loans was $1.0 million and $1.1 million at  December 31, 2024 and  December 31, 2023, respectively, and is also included in the total loans balance in the table above.

The tables below provide an analysis of the aging of loans as of  December 31, 2024 and  December 31, 2023 (dollars in thousands).

	December 31, 2024
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$154,461	$86	$—	$6	$154,553	$—
1-4 Family	387,782	5,200	1,054	2,779	396,815	—
Multifamily	84,576	—	—	—	84,576	—
Farmland	6,977	—	—	—	6,977	—
Commercial real estate	942,493	458	48	1,549	944,548	—
Total mortgage loans on real estate	1,576,289	5,744	1,102	4,334	1,587,469	—
Commercial and industrial	526,329	64	270	265	526,928	—
Consumer	10,377	87	65	158	10,687	2
Total loans	$2,112,995	$5,895	$1,437	$4,757	$2,125,084	$2

	December 31, 2023
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$189,746	$—	$55	$570	$190,371	$—
1-4 Family	406,014	3,031	1,720	3,021	413,786	—
Multifamily	105,946	—	—	—	105,946	—
Farmland	7,651	—	—	—	7,651	—
Commercial real estate	937,272	48	359	29	937,708	—
Total mortgage loans on real estate	1,646,629	3,079	2,134	3,620	1,655,462	—
Commercial and industrial	542,206	259	488	468	543,421	—
Consumer	11,552	57	82	45	11,736	—
Total loans	$2,200,387	$3,395	$2,704	$4,133	$2,210,619	$—

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The tables below provide an analysis of nonaccrual loans as of  December 31, 2024 and  December 31, 2023 (dollars in thousands).

	December 31, 2024
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans
Construction and development	$24	$—	$24	$18
1-4 Family	1,475	2,336	3,811	98
Multifamily	—	—	—	—
Farmland	—	—	—	—
Commercial real estate	4,168	123	4,291	15
Total mortgage loans on real estate	5,667	2,459	8,126	131
Commercial and industrial	252	230	482	22
Consumer	211	5	216	1
Total loans	$6,130	$2,694	$8,824	$154

	December 31, 2023
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans
Construction and development	$577	$212	$789	$42
1-4 Family	2,937	1,241	4,178	26
Multifamily	—	—	—	—
Farmland	—	—	—	10
Commercial real estate	216	—	216	416
Total mortgage loans on real estate	3,730	1,453	5,183	494
Commercial and industrial	59	409	468	997
Consumer	74	45	119	15
Total loans	$3,863	$1,907	$5,770	$1,506

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

Collateral Dependent Loans

Collateral dependent loans are loans for which the repayments, on the basis of the Company’s assessment at the reporting date, are expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Loans that do not share risk characteristics are excluded from the loan pools and evaluated on an individual basis, and the Company has determined to evaluate collateral dependent loans individually for impairment. The ACL for collateral dependent loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The Company’s collateral dependent loans include all nonaccrual loans shown in the tables above at December 31, 2024 and 2023. The types of collateral that secure collateral dependent loans are discussed under “Portfolio Segment Risk Factors” below.

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

Commercial Real Estate - Commercial real estate loans are extensions of credit secured by owner-occupied and nonowner-occupied collateral. Underwriting generally involves intensive analysis of the financial strength of the borrower and guarantor, liquidation value of the subject collateral, the associated unguaranteed exposure, and any available secondary sources of repayment, with the greatest emphasis given to a borrower’s capacity to meet cash flow coverage requirements as set forth by Bank policies. Commercial real estate loans typically depend on the successful operation and management of the businesses that occupy these properties or the financial stability of tenants occupying the properties. Nonowner-occupied commercial real estate loans typically are dependent, in large part, on the owner’s ability to rent the property and the ability of the tenants to pay rent, whereas owner-occupied commercial real estate loans typically are dependent, in large part, on the success of the owner’s business. General market conditions and economic activity  may impact the performance of these types of loans, including fluctuations in the value of real estate, new job creation trends, and tenant vacancy rates. The Company attempts to limit risk by analyzing a borrower’s cash flow and collateral value on an ongoing basis. The Company also typically requires personal guarantees from the principal owners of the property, supported by a review of their personal financial statements, as an additional means of mitigating risk. The Company manages risk by avoiding concentrations in any one business or industry. Commercial real estate loans are primarily secured by retail shopping facilities, office and industrial buildings, healthcare facilities, warehouses, and various special purpose commercial properties.

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

Refer to Note 1. Summary of Significant Accounting Policies – Allowance for Credit Losses for loan pools used for modeling purposes, which are aggregated into the portfolio segments shown above.

Concentrations of Credit

Substantially all of the Company’s loans and commitments have been granted to customers in the Company’s market areas in south Louisiana, southeast Texas and Alabama. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in market conditions in these areas.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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

Pass - Loans not meeting the criteria below are considered pass. These loans have high credit characteristics and financial strength. The borrowers at least generate profits and cash flow that are in line with peer and industry standards and have debt service coverage ratios above loan covenants and policy guidelines. For some of these loans, a guaranty from a financially capable party mitigates characteristics of the borrower that might otherwise result in a lower grade.

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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The tables below present the Company’s loan portfolio by year of origination, category, and credit quality indicator as of  December 31, 2024 and  December 31, 2023 (dollars in thousands). Loans acquired are shown in the tables by origination year. The Company had an immaterial amount of revolving loans converted to term loans at  December 31, 2024 and  December 31, 2023.

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Construction and development
Pass	$53,448	$36,560	$26,585	$3,583	$2,176	$1,754	$19,946	$144,052
Special Mention	—	374	—	737	—	—	—	1,111
Substandard	—	4,524	4,842	—	18	6	—	9,390
Total construction and development	$53,448	$41,458	$31,427	$4,320	$2,194	$1,760	$19,946	$154,553

Current-period gross charge-offs	$—	$—	$(77)	$(72)	$—	$—	$—	$(149)

1-4 Family
Pass	$12,039	$38,426	$92,502	$72,848	$53,300	$70,854	$51,424	$391,393
Special Mention	61	—	—	—	—	2	—	63
Substandard	170	352	902	931	752	2,079	173	5,359
Total 1-4 family	$12,270	$38,778	$93,404	$73,779	$54,052	$72,935	$51,597	$396,815

Current-period gross charge-offs	$(86)	$—	$(42)	$—	$—	$(120)	$—	$(248)

Multifamily
Pass	$1,639	$7,538	$47,070	$11,994	$3,400	$6,796	$199	$78,636
Special Mention	—	—	—	—	—	3,940	—	3,940
Substandard	—	—	649	—	1,351	—	—	2,000
Total multifamily	$1,639	$7,538	$47,719	$11,994	$4,751	$10,736	$199	$84,576

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$72	$1,605	$1,290	$633	$892	$1,508	$977	$6,977
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total farmland	$72	$1,605	$1,290	$633	$892	$1,508	$977	$6,977

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$51,071	$77,895	$293,519	$202,461	$159,968	$134,164	$7,993	$927,071
Special Mention	—	251	—	1,662	162	157	—	2,232
Substandard	3,178	648	1,321	3,986	2,901	3,094	117	15,245
Total commercial real estate	$54,249	$78,794	$294,840	$208,109	$163,031	$137,415	$8,110	$944,548

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$45,894	$38,599	$120,877	$24,351	$7,612	$15,842	$272,853	$526,028
Special Mention	—	—	—	—	—	—	418	418
Substandard	23	—	6	24	—	235	194	482
Total commercial and industrial	$45,917	$38,599	$120,883	$24,375	$7,612	$16,077	$273,465	$526,928

Current-period gross charge-offs	$—	$—	$(18)	$—	$—	$—	$(812)	$(830)

Consumer
Pass	$4,043	$2,602	$1,307	$824	$200	$821	$645	$10,442
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	144	6	—	12	83	—	245
Total consumer	$4,043	$2,746	$1,313	$824	$212	$904	$645	$10,687

Current-period gross charge-offs	$(87)	$(6)	$(7)	$(2)	$—	$(25)	$(8)	$(135)

Total loans
Pass	$168,206	$203,225	$583,150	$316,694	$227,548	$231,739	$354,037	$2,084,599
Special Mention	61	625	—	2,399	162	4,099	418	7,764
Substandard	3,371	5,668	7,726	4,941	5,034	5,497	484	32,721
Total loans	$171,638	$209,518	$590,876	$324,034	$232,744	$241,335	$354,939	$2,125,084

Current-period gross charge-offs	$(173)	$(6)	$(144)	$(74)	$—	$(145)	$(820)	$(1,362)

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Construction and development
Pass	$51,811	$83,668	$25,169	$2,661	$935	$4,012	$17,496	$185,752
Special Mention	3,063	—	767	—	—	—	—	3,830
Substandard	—	293	489	—	—	7	—	789
Total construction and development	$54,874	$83,961	$26,425	$2,661	$935	$4,019	$17,496	$190,371

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 Family
Pass	$43,047	$101,479	$85,340	$58,926	$26,836	$59,115	$33,454	$408,197
Special Mention	—	—	477	—	—	—	—	477
Substandard	179	1,949	257	162	963	1,510	92	5,112
Total 1-4 family	$43,226	$103,428	$86,074	$59,088	$27,799	$60,625	$33,546	$413,786

Current-period gross charge-offs	$(22)	$—	$—	$—	$(21)	$(3)	$—	$(46)

Multifamily
Pass	$7,839	$64,932	$16,300	$5,045	$633	$6,969	$160	$101,878
Special Mention	—	—	—	—	—	4,068	—	4,068
Substandard	—	—	—	—	—	—	—	—
Total multifamily	$7,839	$64,932	$16,300	$5,045	$633	$11,037	$160	$105,946

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$1,762	$1,347	$727	$936	$775	$1,013	$1,015	$7,575
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	76	—	76
Total farmland	$1,762	$1,347	$727	$936	$775	$1,089	$1,015	$7,651

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$76,043	$269,311	$218,780	$175,604	$82,909	$105,083	$4,731	$932,461
Special Mention	—	—	181	—	—	—	—	181
Substandard	—	—	—	1,474	172	3,233	187	5,066
Total commercial real estate	$76,043	$269,311	$218,961	$177,078	$83,081	$108,316	$4,918	$937,708

Current-period gross charge-offs	$—	$—	$—	$—	$(2)	$(25)	$—	$(27)

Commercial and industrial
Pass	$60,123	$139,543	$31,459	$14,244	$7,439	$14,290	$273,208	$540,306
Special Mention	—	—	—	—	—	—	2,289	2,289
Substandard	49	78	154	7	416	8	114	826
Total commercial and industrial	$60,172	$139,621	$31,613	$14,251	$7,855	$14,298	$275,611	$543,421

Current-period gross charge-offs	$—	$—	$(190)	$—	$(7)	$(31)	$(193)	$(421)

Consumer
Pass	$4,881	$2,303	$1,611	$734	$250	$1,130	$658	$11,567
Special Mention	—	—	—	—	—	—	—	—
Substandard	4	7	1	14	4	139	—	169
Total consumer	$4,885	$2,310	$1,612	$748	$254	$1,269	$658	$11,736

Current-period gross charge-offs	$(119)	$(22)	$(10)	$(12)	$(5)	$(58)	$(22)	$(248)

Total loans
Pass	$245,506	$662,583	$379,386	$258,150	$119,777	$191,612	$330,722	$2,187,736
Special Mention	3,063	—	1,425	—	—	4,068	2,289	10,845
Substandard	232	2,327	901	1,657	1,555	4,973	393	12,038
Total loans	$248,801	$664,910	$381,712	$259,807	$121,332	$200,653	$333,404	$2,210,619

Current-period gross charge-offs	$(141)	$(22)	$(200)	$(12)	$(35)	$(117)	$(215)	$(742)

The Company had no loans that were classified as doubtful or loss at December 31, 2024 or  December 31, 2023.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets, the balances of which were $38.2 million and $25.9 million as of December 31, 2024 and 2023, respectively. The unpaid principal balances of these loans were approximately $175.0 million and $99.8 million at December 31, 2024 and 2023, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, directors and their immediate family members, as well as to companies in which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $43.6 million and $46.0 million as of December 31, 2024 and December 31, 2023, respectively. No related party loans were classified as nonperforming or nonaccrual at  December 31, 2024 or  December 31, 2023.

The table below shows the aggregate principal balance of loans to such related parties for the years ended December 31, 2024 and 2023 (dollars in thousands).

	December 31,
	2024	2023
Balance, beginning of period	$46,000	$96,977
New loans/changes in relationship	620	2,570
Repayments/changes in relationship	(2,973)	(53,547)
Balance, end of period	$43,647	$46,000

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Allowance for Credit Losses

The Company made the accounting policy election to exclude accrued interest receivable from the amortized cost of loans and the estimate of the ACL. Accrued interest receivable on the Company’s loans was $12.5 million and $12.7 million at  December 31, 2024 and  December 31, 2023, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

The table below shows a summary of the activity in the ACL for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands).

	December 31,
	2024	2023	2022
Balance, beginning of period	$30,540	$24,364	$20,859
ASU 2016-13 adoption impact(1)	—	5,865	—
Provision for credit losses on loans(2)	(3,191)	(1,964)	2,922
Charge-offs	(1,362)	(742)	(633)
Recoveries	734	3,017	1,216
Balance, end of period	$26,721	$30,540	$24,364

(1)	On January 1, 2023, the Company adopted ASU 2016-13, which introduced a new model known as CECL. Amounts for the years ended December 31, 2024 and December 31, 2023 reflect the impact of adopting the CECL accounting standard and the Company’s transition from a probable incurred loss methodology to the current expected credit loss methodology. Amounts for the year ended December 31, 2022 represent the allowance for loan losses under the probable incurred loss methodology.
(2)	For the year ended December 31, 2024, the $3.5 million negative provision for credit losses on the consolidated statement of income includes a $3.2 million negative provision for loan losses and a $0.3 million negative provision for unfunded loan commitments. For the year ended December 31, 2023, the $2.0 million negative provision for credit losses on the consolidated statement of income includes a $2.0 million negative provision for loan losses and a $36,000 negative provision for unfunded loan commitments.

The following tables outline the activity in the ACL by collateral type for the years ended December 31, 2024, 2023 and 2022, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of December 31, 2024, 2023 and 2022 (dollars in thousands). Amounts for the years ended  December 31, 2024 and December 31, 2023 reflect the impact of adopting the CECL accounting standard and the Company’s transition from a probable incurred loss methodology to the current expected credit loss methodology. Amounts for the year ended December 31, 2022 represent the allowance for loan losses under the probable incurred loss methodology.

	December 31, 2024
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,471	$9,129	$1,124	$2	$10,691	$6,920	$203	$30,540
Provision for credit losses on loans	(1,617)	(3,291)	61	(30)	1,068	628	(10)	(3,191)
Charge-offs	(149)	(248)	—	—	—	(830)	(135)	(1,362)
Recoveries	440	13	—	36	—	215	30	734
Ending balance	$1,145	$5,603	$1,185	$8	$11,759	$6,933	$88	$26,721
Ending allowance balance for loans individually evaluated for impairment	—	269	—	—	—	89	3	361
Ending allowance balance for loans collectively evaluated for impairment	1,145	5,334	1,185	8	11,759	6,844	85	26,360
Loans receivable:
Balance of loans individually evaluated for impairment	24	3,811	—	—	4,291	482	216	8,824
Balance of loans collectively evaluated for impairment	154,529	393,004	84,576	6,977	940,257	526,446	10,471	2,116,260
Total period-end balance	$154,553	$396,815	$84,576	$6,977	$944,548	$526,928	$10,687	$2,125,084

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	December 31, 2023
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,555	$3,917	$999	$113	$10,718	$5,743	$319	$24,364
ASU 2016-13 adoption impact	(75)	4,712	(84)	(99)	676	793	(58)	5,865
Provision for credit losses on loans	(84)	524	209	(12)	(2,922)	213	108	(1,964)
Charge-offs	—	(46)	—	—	(27)	(421)	(248)	(742)
Recoveries	75	22	—	—	2,246	592	82	3,017
Ending balance	$2,471	$9,129	$1,124	$2	$10,691	$6,920	$203	$30,540
Ending allowance balance for loans individually evaluated for impairment	212	187	—	—	—	114	25	538
Ending allowance balance for loans collectively evaluated for impairment	2,259	8,942	1,124	2	10,691	6,806	178	30,002
Loans receivable:
Balance of loans individually evaluated for impairment	789	4,178	—	—	216	468	119	5,770
Balance of loans collectively evaluated for impairment	189,582	409,608	105,946	7,651	937,492	542,953	11,617	2,204,849
Total period-end balance	$190,371	$413,786	$105,946	$7,651	$937,708	$543,421	$11,736	$2,210,619

	December 31, 2022
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,347	$3,337	$673	$383	$9,354	$4,411	$354	$20,859
Provision for credit losses on loans	160	477	326	(283)	1,331	797	114	2,922
Charge-offs	—	(11)	—	(54)	29	(397)	(200)	(633)
Recoveries	48	114	—	67	4	932	51	1,216
Ending balance	$2,555	$3,917	$999	$113	$10,718	$5,743	$319	$24,364
Ending allowance balance for loans individually evaluated for impairment	26	46	—	—	36	112	63	283
Ending allowance balance for loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Ending allowance balance for loans collectively evaluated for impairment	2,529	3,871	999	113	10,682	5,631	256	24,081
Loans receivable:
Balance of loans individually evaluated for impairment	591	1,479	—	62	5,936	2,241	130	10,439
Balance of loans acquired with deteriorated credit quality	—	302	—	—	609	—	57	968
Balance of loans collectively evaluated for impairment	201,042	399,596	81,812	12,815	951,698	432,852	13,545	2,093,360
Total period-end balance	$201,633	$401,377	$81,812	$12,877	$958,243	$435,093	$13,732	$2,104,767

Loan Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination of such concessions. Modifications that do not impact the contractual payments terms, such as covenant waivers, modification of a contingent acceleration clauses, and insignificant payment delays are not included in the disclosures. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the year ended  December 31, 2024 the Company did not provide any modifications under these circumstances to borrowers experiencing financial difficulty. During the year ended  December 31, 2023, the amount of loans that were modified to borrowers experiencing financial difficulty was immaterial.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 4. OTHER REAL ESTATE OWNED

The table below shows the activity in other real estate owned for the years ended December 31, 2024 and 2023 (dollars in thousands).

	Year ended	Year ended
	December 31, 2024	December 31, 2023
Balance, beginning of period	$4,438	$682
Additions	1,975	3,930
Transfers from bank premises and equipment	424	1,425
Sales of other real estate owned	(1,386)	(1,599)
Write-downs	(233)	—
Balance, end of period	$5,218	$4,438

For the year ended  December 31, 2024, additions to other real estate owned were primarily driven by transfers of 1-4 family loans to other real estate owned. During the year ended  December 31, 2024, the Company transferred one piece of land that was previously being held for a future branch location from “Bank premises and equipment, net” to “Other real estate owned, net” in the accompanying consolidated balance sheets, as the Company did not intend to use the property for banking operations. During the year ended  December 31, 2024, the Company recorded a $0.2 million write-down of other real estate owned primarily related to a former branch location based on a third-party appraisal.

For the year ended  December 31, 2023, additions to other real estate owned of $2.7 million were related to transfers of properties related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida, and additions of $0.3 million were related to acquired loans. During the year ended  December 31, 2023, the Company closed one branch and one stand-alone ATM and transferred the associated land and buildings from “Bank premises and equipment, net” to “Other real estate owned, net” in the accompanying consolidated balance sheets, as the Company did not intend to use the properties for banking operations.

At December 31, 2024 and 2023, approximately $0.1 million and $0.5 million, respectively, of loans secured by 1-4 family residential property were in the process of foreclosure. At December 31, 2024, other real estate owned included $1.7 million of foreclosed 1-4 family residential properties compared to none at December 31, 2023.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 5. BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following as of the dates indicated (dollars in thousands).

	December 31,
	2024	2023
Land	$9,626	$10,206
Buildings and improvements	38,425	39,198
Furniture and equipment	10,615	10,317
Software	1,813	1,668
Construction-in-progress	41	158
ROU assets	2,038	2,112
Less: accumulated depreciation and amortization	(21,853)	(19,476)
Bank premises and equipment, net	$40,705	$44,183

Depreciation and amortization related to bank premises and equipment charged to noninterest expense was approximately $2.5 million, $3.0 million and $3.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

During the year ended  December 31, 2024, the Company closed one branch in the Alabama market. The Company also transferred one piece of land previously being held for a future branch location, totaling $0.4 million, from “Bank premises and equipment, net” to “Other real estate owned, net” in the accompanying consolidated balance sheets. During the year ended  December 31, 2024, the Company recognized a gain of $0.4 million included in “Gain (loss) on sale or disposition of fixed assets, net” in the accompanying consolidated statements of income.

During the year ended  December 31, 2023, the Company completed the sale of the Alice and Victoria, Texas locations. The Company also closed one branch and one stand-alone ATM in Louisiana and transferred the associated land and buildings, totaling $1.4 million, from “Bank premises and equipment, net” to “Other real estate owned, net” in the accompanying consolidated balance sheets. The Company also ceased operation of 13 additional ATMs during the third quarter of 2023. During the year ended  December 31, 2023, the Company recognized a loss of $1.3 million included in “Gain (loss) on sale or disposition of fixed assets, net” in the accompanying consolidated statements of income.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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

Quantitative information regarding the Company’s operating leases is presented below as of and for the years ended December 31, 2024 and 2023 (dollars in thousands).

	December 31,
	2024	2023
Total operating lease cost	$449	$441
Weighted average remaining lease term (in years)	5.8	6.8
Weighted average discount rate	3.3%	3.2%

At  December 31, 2024 and 2023, the Company’s operating lease ROU assets were $2.0 million and $2.1 million, respectively, and the Company’s related operating lease liabilities were $2.1 million and $2.2 million, respectively. The Company’s operating leases have remaining terms ranging from approximately one to seven years, including extension options if the Company is reasonably certain they will be exercised.

Future minimum lease payments due under non-cancelable operating leases at December 31, 2024 are presented below (dollars in thousands).

2025	$449
2026	401
2027	404
2028	405
2029	337
Thereafter	350
Total	$2,346

At December 31, 2024, the Company had not entered into any material leases that have not yet commenced.

The Bank owns its corporate headquarters building, the first floor of which is occupied by multiple tenants. The Bank, as lessor, also leases a portion of one of its branch locations and a former stand-alone ATM location. All tenant leases are operating leases. The Bank, as lessor, recognized lease income of $0.4 million, $0.4 million and $0.3 million in “Other operating income” in the accompanying consolidated statements of income for the years ended  December 31, 2024, 2023 and 2022, respectively.

On  January 27, 2023, the Bank completed the sale of certain assets, deposits and other liabilities associated with the Alice and Victoria, Texas branch locations to First Community Bank. Upon the completion of the sale, the Bank recorded $0.3 million of occupancy expense to terminate the remaining contractually obligated lease payments due under non-cancelable operating leases.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of goodwill, core deposit intangible assets arising from acquisitions, and a trademark intangible. At December 31, 2024 and 2023, “Goodwill and other intangible assets, net” in the accompanying consolidated balance sheets totaled $41.7 million and $42.3 million, respectively, and included no accumulated impairment losses.

The carrying amount of goodwill at December 31, 2024 and 2023 was $40.1 million. The trademark intangible had a carrying value of $0.1 million at December 31, 2024 and 2023.

In accordance with ASC Topic 350, “Intangibles – Goodwill and Other,” the Company reviews the carrying value of indefinite-lived intangible assets at least annually, or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing on October 31, 2024 and determined that there was no impairment to its goodwill or trademark intangible asset.

Core deposit intangibles have finite lives and are being amortized on an accelerated basis over their estimated useful lives, which range from 10 to 15 years. The table below shows a summary of the core deposit intangible assets as of the dates presented (dollars in thousands).

	December 31,
	2024	2023
Gross carrying amount	$7,486	$7,486
Accumulated amortization	(5,978)	(5,354)
Net carrying amount	$1,508	$2,132

Amortization expense for the core deposit intangible assets recorded in “Depreciation and amortization” in the accompanying consolidated statements of income totaled approximately $0.6 million, $0.8 million, and $0.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The estimated remaining amortization expense for the Company’s core deposit intangible assets is displayed in the table below (dollars in thousands). The weighted average amortization period remaining for core deposit intangibles is 4.6 years.

2025	$512
2026	398
2027	278
2028	161
2029	85
Thereafter	74
Total	$1,508

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 8. DEPOSITS

Deposits consisted of the following as of the dates presented (dollars in thousands).

	December 31,
	2024	2023
Noninterest-bearing demand deposits	$432,143	$448,752
Interest-bearing demand deposits	554,777	489,604
Money market deposits	191,548	179,366
Brokered demand deposits	47,320	—
Savings deposits	134,879	137,606
Brokered time deposits	245,520	269,102
Time deposits	739,757	731,297
Total deposits	$2,345,944	$2,255,727

The approximate scheduled maturities of time deposits, including brokered time deposits, for each of the next five years are shown below (dollars in thousands).

2025	$894,084
2026	77,640
2027	4,197
2028	8,215
2029	1,141
$985,277

The aggregate amount of time deposits in denominations of $250,000 or more at  December 31, 2024 and 2023 was approximately $192.1 million and $178.1 million, respectively.

Public funds deposits as of  December 31, 2024 totaled approximately $194.0 million, and were secured by investment securities with a carrying value of approximately $19.1 million and FHLB letters of credit totaling $126.2 million. Public funds deposits as of  December 31, 2023 totaled approximately $134.8 million, and were secured by investment securities with a carrying value of approximately $110.1 million.

As of December 31, 2024 and 2023, total deposits outstanding to executive officers, directors and to companies in which they are principal owners amounted to approximately $20.3 million and $20.1 million, respectively.

NOTE 9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company utilizes securities sold under agreements to repurchase to facilitate the needs of customers and to facilitate secured short-term funding needs. Repurchase agreements are stated at the amount of cash received in connection with the transaction. The Company monitors collateral levels on a continuous basis and  may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with the Company’s safekeeping agents.

Repurchase agreements mature on a daily basis. The total balance of repurchase agreements was $8.4 million and $8.6 million at  December 31, 2024 and  December 31, 2023, respectively. These funds were secured by investment securities with carrying values of approximately $49.0 million and $9.0 million at  December 31, 2024 and  December 31, 2023, respectively. The weighted average interest rate on repurchase agreements was 0.75% and 0.13% at  December 31, 2024 and  December 31, 2023, respectively. The weighted average rate paid for repurchase agreements during the years ended December 31, 2024, 2023 and 2022 was 0.65%, 0.13% and 0.15%, respectively.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 10. SUBORDINATED DEBT SECURITIES

On  April 6, 2022, the Company entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors and qualified institutional buyers (the “Purchasers”) under which the Company issued $20.0 million in aggregate principal amount of its 2032 Notes to the Purchasers at a price equal to 100% of the aggregate principal amount of the 2032 Notes. The 2032 Notes were issued under an indenture, dated April 6, 2022 (the “Indenture”), by and among the Company and UMB Bank, National Association, as trustee.

The 2032 Notes have a stated maturity date of  April 15, 2032 and bear interest at a fixed rate of 5.125% per year from and including  April 6, 2022 to but excluding  April 15, 2027 or earlier redemption date. From  April 15, 2027 to but excluding the stated maturity date or earlier redemption date, the 2032 Notes will bear interest a floating rate equal to the then current three-month term SOFR, plus 277 basis points. As provided in the 2032 Notes, the interest rate on the 2032 Notes during the applicable floating rate period  may be determined based on a rate other than three-month term SOFR. The 2032 Notes  may be redeemed, in whole or in part, on or after  April 15, 2027 or, in whole but not in part, under certain other limited circumstances set forth in the Indenture. Any redemption the Company made would be at a redemption price equal to 100% of the principal balance being redeemed, together with any accrued and unpaid interest to the date of redemption.

Principal and interest on the 2032 Notes are subject to acceleration only in limited circumstances in the case of certain bankruptcy and insolvency-related events. The 2032 Notes are the unsecured, subordinated obligations of the Company and rank junior in right of payment to current and future senior indebtedness and to obligations to its general creditors. The 2032 Notes are intended to qualify as Tier 2 capital for regulatory purposes.

The Company used the majority of the net proceeds to redeem its 2027 Notes in June 2022 and utilized the remaining proceeds for share repurchases and for general corporate purposes.

During the year ended  December 31, 2024, the Company repurchased $3.0 million in principal amount of the 2032 Notes.

On November 12, 2019, the Company issued and sold $25.0 million in aggregate principal amount of its 2029 Notes due December 30, 2029. Beginning on December 30, 2024, the Company could redeem the 2029 Notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The 2029 Notes bore an interest rate of 5.125% per annum until December 30, 2024, on which date the interest rate would reset quarterly to an annual interest rate equal to the then-current three-month LIBOR as calculated on each applicable date of determination, or an alternative rate determined in accordance with the terms of the 2029 Notes if the three-month LIBOR could not be determined, plus 349.0 basis points.

During the second quarter of 2024, the Company repurchased $5.0 million in principal amount of the 2029 Notes, and on December 30, 2024, the Company redeemed the remaining $20.0 million in principal amount in full accordance with their terms at a redemption price equal to 100% of the outstanding principal balance plus accrued and unpaid interest up to but excluding the December 30, 2024 redemption date.

On March 24, 2017, the Company issued and sold $18.6 million in aggregate principal amount of its 2027 Notes due March 30, 2027. Beginning on March 30, 2022, the Company could redeem the 2027 Notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The 2027 Notes bore an interest rate of 6.00% per annum until March 30, 2022, on which date the interest rate would reset quarterly to an annual interest rate equal to the then-current LIBOR plus 394.5 basis points.

In June 2022, the Company redeemed the 2027 Notes in full in accordance with their terms at a redemption price equal to 100% of the outstanding principal balance plus accrued and unpaid interest up to but excluding the June 30, 2022 redemption date. The aggregate redemption price, excluding accrued interest, totaled $18.6 million.

The carrying value of subordinated debt was $16.7 million and $44.3 million at December 31, 2024 and 2023, respectively. The carrying value of subordinated debt includes unamortized issuance costs of $0.3 million and $0.7 million at December 31, 2024 and 2023, respectively, which are being amortized using the straight-line method over the lives of the respective securities.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 11. OTHER BORROWED FUNDS

Federal Home Loan Bank Advances

FHLB advances and weighted average interest rates at the end of the period by contractual maturity are summarized as of the dates presented (dollars in thousands).

	Amount		Weighted Average Rate
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Fixed rate advances maturing:
2024	$—	$23,500	—%	1.81%
2025	7,215	—	4.75	—
2026	60,000	—	3.92	—
	$67,215	$23,500	4.01%	1.81%

As of December 31, 2024, these advances are collateralized by a blanket pledge of certain loans totaling approximately $979.7 million. The Company also maintains letters of credit from the FHLB to secure certain public funds deposits. As of December 31, 2024, the Company had an additional $733.7 million in unused borrowing capacity with the FHLB.

Borrowings Under Bank Term Funding Program

On  March 12, 2023, the Federal Reserve established the BTFP. The BTFP was a one-year program which provided additional liquidity through borrowings with a term of up to one year secured by the pledging of certain qualifying securities and other assets, valued at par value. At  December 31, 2024, the Company had no outstanding borrowings under the BTFP. At  December 31, 2023 outstanding borrowings under the BTFP were $212.5 million, with a weighted average rate of 4.83%. During the fourth quarter of 2024, the Company repaid all outstanding borrowings under the BTFP.

Lines of Credit

The Company has outstanding unsecured lines of credit with its correspondent banks available to assist in the management of short-term liquidity. Any balances drawn on these lines of credit mature daily. At December 31, 2024 and 2023, the available balance on the unsecured lines of credit totaled approximately $60.0 million, with no outstanding balance reflected on the consolidated balance sheets.

Junior Subordinated Debt

The following table provides a summary of the Company’s junior subordinated debentures (dollars in thousands).

	Face Value	Carrying Value	Maturity Date	Variable Interest Rate	Interest Rate at December 31, 2024
First Community Louisiana Statutory Trust I	$3,609	$3,609	June 2036	3-month SOFR + Spread Adjustment of 0.26% + Margin of 1.77%	6.39%
BOJ Bancshares Statutory Trust I	3,093	2,557	December 2034	3-month SOFR + Spread Adjustment of 0.26% + Margin of 1.90%	6.52%
Cheaha Statutory Trust I	3,093	2,567	September 2035	3-month SOFR + Spread Adjustment of 0.26% + Margin of 1.70%	6.32%
	$9,795	$8,733

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

The debentures are included on the consolidated balance sheets as liabilities; however, for regulatory purposes, the carrying values of these obligations are eligible for inclusion in Tier I regulatory capital, subject to certain limitations. The total carrying values of $8.7 million and $8.6 million were allowed in the calculation of Tier I regulatory capital at  December 31, 2024 and 2023, respectively.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its liability management, the Company has historically utilized pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month SOFR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. To mitigate credit risk, securities were pledged to the Company by the counterparties in an amount greater than or equal to the gain position of the derivative contracts. Conversely, securities were pledged to the counterparties by the Company in an amount greater than or equal to the loss position of the derivative contracts, if applicable. There were no assets or liabilities recorded in the accompanying consolidated balance sheets at  December 31, 2024 or  December 31, 2023 associated with the swap contracts, other than interest rate swaps related to customer loans, described below.

During the year ended  December 31, 2022, the Company voluntarily terminated interest rate swap agreements with a total notional amount of $115.0 million in response to market conditions. For the year ended  December 31, 2022 an unrealized gain of $6.4 million, net of tax expense of $1.7 million, was reclassified from “Accumulated other comprehensive loss” and recorded as “Swap termination fee income” in noninterest income in the accompanying consolidated statement of income.

For the year ended  December 31, 2022 a gain of $4.3 million, net of tax expense of $1.2 million, was recognized in “Other comprehensive loss” in the accompanying consolidated statement of comprehensive income (loss) for the change in fair value of the interest rate swap contracts.

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging,” and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there  may be fair value adjustments related to credit quality variations between counterparties, which  may impact earnings as required by FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”). The Company did not recognize any gains or losses in other operating income resulting from fair value adjustments of these swap agreements during the years ended  December 31, 2024, 2023 and 2022.

The table below presents the notional amounts and fair values of the Company's derivative financial instruments as well as their classification on the accompanying consolidated balance sheets at  December 31, 2024 and  December 31, 2023 (dollars in thousands).

		Fair Value
	Notional(1)	Derivative Assets(2)	Derivative Liabilities(2)
December 31, 2024
Interest rate swaps	$373,845	$17,195	$17,195

December 31, 2023
Interest rate swaps	$349,787	$17,325	$17,325

(1)	At December 31, 2024 the Company had notional amounts of $186.9 million in interest rate swap contracts with customers and $186.9 million in offsetting interest rate swap contracts with other financial institutions. At December 31, 2023 the Company had notional amounts of $174.9 million in interest rate swap contracts with customers and $174.9 million in offsetting interest rate swap contracts with other financial institutions.
(2)	Derivative assets and liabilities are reported at fair value in “Other assets” and “Accrued taxes and other liabilities,” respectively, in the accompanying consolidated balance sheets.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 13. STOCKHOLDERS' EQUITY

Preferred Stock

The Company’s Articles of Incorporation give the Company’s board of directors the authority to issue up to 5,000,000 shares of preferred stock. At December 31, 2024 and 2023, there were no preferred shares outstanding. The preferred shares are considered “blank check” preferred stock. This type of preferred stock allows the board of directors to fix the designations, preferences and relative, participating, optional or other special rights, and qualifications and limitations or restrictions of any series of preferred stock without further shareholder approval.

Common Stock

The Company’s Articles of Incorporation give the Company’s board of directors the authority to issue up to 40,000,000 shares of common stock. At December 31, 2024, there were 9,828,413 common shares outstanding compared to 9,748,067 and 9,901,847 at December 31, 2023 and 2022, respectively.

In addition, the Company repurchased 18,621, 222,448, and 518,978 shares of its common stock through its stock repurchase program at an average price of $16.13, $13.47, and $20.27 per share during the years ended  December 31, 2024, 2023 and 2022, respectively.

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

Under the terms of the Company’s 2032 Notes, the Company is prohibited from paying dividends upon and during the continuance of any Event of Default under such notes.

These restrictions do not, and are not expected in the future to, materially limit the Company’s ability to pay dividends to its shareholders in an amount consistent with the Company’s history of paying dividends.

Accumulated Other Comprehensive (Loss) Income

Activity within the balances in accumulated other comprehensive (loss) income, net is shown in the tables below (dollars in thousands).

	For the years ended December 31,
	2024			2023			2022
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized (loss) gain, AFS, net	$(39,627)	$(3,805)	$(43,432)	$(43,137)	$3,510	$(39,627)	$4,882	$(48,019)	$(43,137)
Reclassification of realized (gain) loss, AFS, net	(5,521)	595	(4,926)	(5,777)	256	(5,521)	(5,772)	(5)	(5,777)
Unrealized gain (loss), transfer from AFS to HTM, net	1	—	1	1	—	1	2	(1)	1
Change in fair value of interest rate swaps designated as cash flow hedges, net	7,830	—	7,830	7,830	—	7,830	3,501	4,329	7,830
Reclassification of realized gain, interest rate swap termination, net	(7,830)	—	(7,830)	(7,830)	—	(7,830)	(1,450)	(6,380)	(7,830)
Accumulated other comprehensive (loss) income	$(45,147)	$(3,210)	$(48,357)	$(48,913)	$3,766	$(45,147)	$1,163	$(50,076)	$(48,913)

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 14. STOCK-BASED COMPENSATION

Equity Incentive Plan. The Company’s Amended and Restated 2017 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity awards, such as restricted stock, RSUs, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. The Plan has reserved a total of 1,200,000 shares of common stock, 600,000 of which were authorized in 2021, for issuance to eligible participants pursuant to equity awards under the Plan. The Plan is administered by the Compensation Committee of the Board, which has the authority to designate participants in the Plan, grant awards and determine the terms and conditions thereof. The Compensation Committee, in its discretion, may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee may approve the terms of equity awards to the Company’s executive officers and directors. At December 31, 2024, approximately 335,057 shares remain available for grant.

Stock Options

During the years ended December 31, 2024, 2023 and 2022, the Company granted 29,997, 34,497, and 34,379 stock options, respectively, to key personnel that vest in one-fifth increments on each of the first five anniversaries of the grant date.

The table below summarizes the Company’s stock option activity for the periods indicated.

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2021	368,481	$18.10	5.05
Granted	34,379	18.92
Forfeited	(42,930)	21.36
Exercised	(9,500)	14.00
Outstanding at December 31, 2022	350,430	17.89	4.19
Granted	34,497	13.96
Forfeited	(50,822)	19.47
Exercised	(7,500)	14.00
Outstanding at December 31, 2023	326,605	17.32	3.84
Granted	29,997	16.35
Exercised	(96,000)	14.16
Outstanding at December 31, 2024	260,602	18.37	4.78
Exercisable at December 31, 2024	174,872	$19.15	3.19

The aggregate intrinsic value of stock options is calculated as the aggregate difference between the exercise price of the stock options and the fair market value of the Company’s common stock for those stock options having an exercise price lower than the fair market value of the Company’s common stock. At December 31, 2024, the shares underlying outstanding and exercisable stock options had intrinsic values of $1.0 million and $0.6 million, respectively.

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The Black-Scholes option pricing model incorporates various subjective assumptions, including expected term and expected volatility. Expected volatility was determined based on the historical volatilities of the Company’s stock price. Stock option expense of $0.2 million is included in “Salaries and employee benefits” in the accompanying consolidated statements of income for each of the years ended  December 31, 2024, 2023 and 2022. At December 31, 2024, there was $0.4 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted average period of 3.2 years.

The table below shows the assumptions used for the stock options granted during the years ended December 31, 2024 and 2023.

	2024	2023
Dividend yield	2.45%	2.72%
Expected volatility	40.80%	38.31%
Risk-free interest rate	4.29%	3.56%
Expected term (in years)	6.5	6.5
Weighted average grant date fair value	$6.04	$4.58

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Restricted Stock Units

The Company grants time-vested RSUs to its non-employee directors and certain officers, with vesting terms ranging from two years to five years. RSUs represent the right to receive shares of the Company’s common stock in the future upon vesting of the award. RSUs do not have voting rights and do not receive dividends or dividend equivalents. Compensation expense for RSUs is determined based on the market price of the Company’s common stock at the grant date and is applied to the total number of units granted and is recognized on a straight-line basis over the requisite service period of generally five years for employees and two years for non-employee directors. Upon vesting of RSUs, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the consolidated statements of income.

The Company granted a total of 111,792 RSUs to employees and directors for the year ended December 31, 2024. Of the RSUs granted in 2024, 90,574 shares vest over five years and 21,218 shares vest over two years.

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

Compensation expense related to restricted stock and RSUs included in the accompanying consolidated statements of income for the years ended  December 31, 2024, 2023 and 2022 was $1.8 million, $1.8 million and $2.0 million, respectively. The unearned compensation related to these awards is amortized to compensation expense over the vesting period. As of  December 31, 2024, unearned stock-based compensation cost associated with these awards totaled approximately $3.9 million and is expected to be recognized over a weighted average period of 3.1 years.

The following table summarizes the restricted stock and RSU activity for the years ended December 31, 2024 and December 31, 2023.

	December 31,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, beginning of period	336,749	$17.37	253,488	$20.19
Granted	111,792	16.41	172,736	14.82
Forfeited	(26,788)	17.05	(7,008)	20.53
Earned and issued	(97,933)	18.76	(82,467)	20.42
Balance, end of period	323,820	$16.65	336,749	$17.37

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 15. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company maintains a 401(k) defined contribution plan (the “401(k) Plan”), which covers employees over the age of 21 who have completed three months of credited service, as defined by the 401(k) Plan. The 401(k) Plan allows employees to defer a percentage of their salaries subject to certain limits based on federal tax laws. The Company makes matching contributions up to 4% of the employee’s annual salary (subject to certain maximum compensation amounts as prescribed in Internal Revenue Service guidance). Contributions by the Company and participants are immediately vested. Employer matching contributions to the 401(k) Plan for each of the years ended December 31, 2024, 2023 and 2022 were approximately $1.1 million, $1.0 million and $1.0 million, respectively, and are included in “Salaries and employee benefits” in the accompanying consolidated statements of income.

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

Deferred Compensation

The Bank has entered into SCAs with certain officers of the Company. The SCAs represent unfunded, non-qualified deferred compensation arrangements under the Internal Revenue Code of 1986, as amended. The SCAs between the Bank and each officer, as supplemented if applicable, provide that the officer shall receive annual payments of a fixed amount upon attaining the age of 65, with such payments payable monthly over a period of 120 months (10 years). Each officer is also entitled to certain reduced payments following a termination of employment prior to attaining age 65 (other than a termination due to death or with cause), which payments shall be made on the same schedule mentioned above.

The Company maintains a deferred compensation plan for a former employee of Citizens Bank, a liability assumed in the Citizens Bank acquisition in 2017. Under the deferred compensation agreement, the former employee will receive monthly payments of $2,000 through May of 2030. The Company also maintains a deferred compensation plan for certain former employees of Cheaha, and associated liabilities of $1.7 million were assumed in the acquisition on April 1, 2021. The deferred compensation plan provides for payments for a period of 15 years following specified retirement dates, which range from 2018 through 2032. On November 4, 2022, the Company’s then-current Chief Financial Officer separated from the Company, and the Board approved the continuation of his Split-Dollar Life Insurance Agreement following his separation date. Accordingly, in the fourth quarter of 2022, the Company recorded deferred compensation expense and associated liability of $0.2 million.

At December 31, 2024 and 2023, the Company had a liability of $5.6 million and $5.3 million, respectively, included in “Accrued taxes and other liabilities” on the accompanying consolidated balance sheets related to these deferred compensation plans. Deferred compensation expenses related to these plans recognized for the years ended December 31, 2024, 2023 and 2022 were approximately $0.5 million, $0.2 million and $1.0 million, respectively, and are included in “Salaries and employee benefits” in the accompanying consolidated statements of income.

NOTE 16. INCOME TAXES

Income tax expense is displayed in the table below for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands).

	December 31,
	2024	2023	2022
Current federal income tax expense	$3,352	$3,971	$9,075
Current state income tax expense	143	129	219
Deferred federal income tax expense	659	(350)	(655)
Total income tax expense	$4,154	$3,750	$8,639

The provision for federal income taxes differs from that computed by applying the federal statutory rate of 21% as indicated in the following analysis for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands).

	December 31,
	2024	2023	2022
Tax based on statutory rate	$5,125	$4,290	$9,313
(Decrease) increase resulting from:
Effect of tax-exempt interest income	(567)	(533)	(599)
BOLI impact	(741)	(297)	(274)
State taxes	143	129	219
Other	194	161	(20)
Total income tax expense	$4,154	$3,750	$8,639
Effective tax rate	17.0%	18.4%	19.5%

The Company records deferred income tax on the tax effect of changes in timing differences.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The net deferred tax asset was comprised of the following items as of the dates indicated (dollars in thousands).

	December 31,
	2024	2023
Deferred tax liabilities:
Depreciation	$(2,674)	$(3,072)
FHLB stock dividend	(90)	(88)
Basis difference in acquired assets and liabilities	(1,029)	(1,018)
Operating lease ROU asset	(428)	(443)
Other	(94)	(55)
Gross deferred tax liability	(4,315)	(4,676)

Deferred tax assets:
Allowance for credit losses	5,620	6,474
Unrealized loss on AFS securities	13,085	12,216
NOL carryforward	—	69
Deferred compensation	1,169	1,117
Basis difference in acquired assets and liabilities	201	270
Employee and director stock awards	534	580
Operating lease liability	448	463
Unearned loan fees	208	227
Other	170	170
Gross deferred tax asset	21,435	21,586
Net deferred tax asset	$17,120	$16,910

The Company acquired NOL carryforwards through tax free acquisitions. As of December 31, 2024, the Company had fully utilized all NOL carryforwards. As of  December 31, 2023, the Company’s gross NOL carryforwards were approximately $0.3 million.

The Company files income tax returns under U.S. federal jurisdiction and the states of Alabama, Florida, Texas and Louisiana, although the state of Louisiana does not assess an income tax on income resulting from banking operations. The Company is open to examination in the U.S. and the states of Louisiana, Alabama, and Florida for tax years ended December 31, 2021 through December 31, 2024; and Texas for tax years ended December 31, 2020 through  December 31, 2024.

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

The Company holds SBIC qualified funds and other investment funds that do  not have a readily determinable fair value. In accordance with ASC  820, these investments are measured at fair value using the net asset value practical expedient and are  not required to be classified in the fair value hierarchy. At  December 31, 2024 and  December 31, 2023, the fair values of these investments we re $3.8 million and $3.4 million, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.

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

Management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels  may be warranted based on market reference data, which  may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data. At  December 31, 2024 and  December 31, 2023, the majority of the Company’s level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models  may be used for structured or callable notes, as appropriate.

Derivative Financial Instruments – The fair value for interest rate swap agreements is based upon the amounts required to settle the contracts. These derivative instruments are classified in level 2 of the fair value hierarchy.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$15,707	$—	$15,707	$—
Obligations of state and political subdivisions	16,120	—	11,803	4,317
Corporate bonds	27,267	—	26,773	494
Residential mortgage-backed securities	208,768	—	208,768	—
Commercial mortgage-backed securities	63,259	—	63,259	—
Equity securities at fair value	2,593	2,593	—	—
Interest rate swaps - gross assets	17,195	—	17,195	—
Total assets	$350,909	$2,593	$343,505	$4,811
Liabilities:
Interest rate swaps - gross liabilities	$17,195	$—	$17,195	$—

December 31, 2023
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$20,043	$—	$20,043	$—
Obligations of state and political subdivisions	16,703	—	11,453	5,250
Corporate bonds	26,356	—	25,893	463
Residential mortgage-backed securities	232,045	—	232,045	—
Commercial mortgage-backed securities	66,771	—	66,771	—
Equity securities at fair value	1,180	1,180	—	—
Interest rate swaps - gross assets	17,325	—	17,325	—
Total assets	$380,423	$1,180	$373,530	$5,713
Liabilities:
Interest rate swaps - gross liabilities	$17,325	$—	$17,325	$—

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

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2022	$5,965	$479	$6,444
Realized gain (loss) included in net income	—	—	—
Unrealized loss included in other comprehensive income	(689)	(16)	(705)
Purchases	—	—	—
Sales	—	—	—
Maturities, prepayments, and calls	(26)	—	(26)
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at December 31, 2023	$5,250	$463	$5,713
Realized gain (loss) included in net income	—	—	—
Unrealized (loss) gain included in other comprehensive loss	(906)	31	(875)
Purchases	—	—	—
Sales	—	—	—
Maturities, prepayments, and calls	(27)	—	(27)
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at December 31, 2024	$4,317	$494	$4,811

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at December 31, 2024 and 2023. For the years ended December 31, 2024, 2023 and 2022, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of level 3 assets measured at fair value on a recurring basis at December 31, 2024 and 2023 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts
December 31, 2024
Obligations of state and political subdivisions	$4,317	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	2% - 15%
Corporate bonds	494	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	1%

December 31, 2023
Obligations of state and political subdivisions	$5,250	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 11%
Corporate bonds	463	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	8%

(1)	Fair values determined through valuation analysis using coupon, yield (discount margin), liquidity and expected repayment dates.

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

The following methods and assumptions were used by the Company in estimating the fair value of assets and liabilities valued on a nonrecurring basis:

Loans Individually Evaluated – For collateral dependent loans where the borrower is experiencing financial difficulty, the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, which is based on third-party appraisals. Individually evaluated loans that are not collateral dependent are evaluated based on a discounted cash flow methodology. Credits deemed uncollectible are charged to the ACL. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as level 3.

Other Real Estate Owned – Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure and real property no longer used in the Bank’s business operations. Real estate acquired through foreclosure is initially recorded at fair value at the time of foreclosure, less estimated selling cost, and any related write-down is charged to the ACL. Real property no longer used in the Bank’s business operations is recorded at the lower of its net book value or fair value at the date of transfer to other real estate owned. Subsequently, it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. Accordingly, values for other real estate owned are classified as level 3.

Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) are summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at December 31, 2024 or 2023 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(3)
December 31, 2024
Loans individually evaluated for impairment(1)	$2,174	Discounted cash flows, underlying collateral value	Collateral discounts and estimated costs to sell	0% - 79%	31%
Other real estate owned(2)	900	Underlying collateral value, third party appraisals	Collateral discounts and discount rates	18%	18%

December 31, 2023
Loans individually evaluated for impairment(1)	$1,293	Discounted cash flows, underlying collateral value	Collateral discounts and estimated costs to sell	6% - 100%	29%

(1)	Loans individually evaluated that were re-measured during the period had a carrying value of $2.4 million and $1.8 million at December 31, 2024 and December 31, 2023, respectively, with related ACL of $0.2 million and $0.5 million as of such dates.
(2)	Other real estate owned that was remeasured during the period had a carrying value of $0.9 million at December 31, 2024. During the year ended December 31, 2024, the Company recorded a $0.2 million write-down of other real estate owned, which is included as part of “Other operating expenses” in noninterest expense on the accompanying consolidated statement of income.
(3)	Weighted by relative fair value.

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

The estimated fair values of the Company’s financial instruments at December 31, 2024 and December 31, 2023 are shown below (dollars in thousands).

	December 31, 2024
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$27,922	$27,922	$27,922	$—	$—
Investment securities - AFS	331,121	331,121	—	326,310	4,811
Investment securities - HTM	42,687	42,144	—	1,821	40,323
Equity securities at fair value	2,593	2,593	2,593	—	—
Nonmarketable equity securities	16,502	16,502	—	16,502	—
Loans, net of allowance	2,098,363	1,973,780	—	—	1,973,780
Interest rate swaps - gross assets	17,195	17,195	—	17,195	—

Financial liabilities:
Deposits, noninterest-bearing	$432,143	$432,143	$—	$432,143	$—
Deposits, interest-bearing	1,913,801	1,826,868	—	—	1,826,868
FHLB short-term advances and repurchase agreements	15,591	15,577	—	15,577	—
FHLB long-term advances	60,000	59,620	—	—	59,620
Junior subordinated debt	8,733	8,733	—	—	8,733
Subordinated debt	17,000	14,738	—	14,738	—
Interest rate swaps - gross liabilities	17,195	17,195	—	17,195	—

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	December 31, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$32,009	$32,009	$32,009	$—	$—
Investment securities - AFS	361,918	361,918	—	356,205	5,713
Investment securities - HTM	20,472	20,513	—	2,118	18,395
Equity securities at fair value	1,180	1,180	1,180	—	—
Nonmarketable equity securities	13,417	13,417	—	13,417	—
Loans, net of allowance	2,180,079	2,020,924	—	—	2,020,924
Interest rate swaps - gross assets	17,325	17,325	—	17,325	—

Financial liabilities:
Deposits, noninterest-bearing	$448,752	$448,752	$—	$448,752	$—
Deposits, interest-bearing	1,806,975	1,735,562	—	—	1,735,562
Borrowings under BTFP and repurchase agreements	221,133	221,133	—	221,133	—
FHLB long-term advances	23,500	22,945	—	—	22,945
Junior subordinated debt	8,630	8,630	—	—	8,630
Subordinated debt	45,000	44,544	—	44,544	—
Interest rate swaps - gross liabilities	17,325	17,325	—	17,325	—

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

As of December 31, 2024 and 2023, the Bank was considered well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum risk-based and Tier 1 leverage capital ratios as set forth in the table below and not be subject to a written agreement or order with regulators to maintain a specific capital level for any capital measure. There are no conditions or events since the regulatory framework for prompt corrective action was issued that management believes have changed the Bank’s category.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2024 and December 31, 2023 are presented in the tables below (dollars in thousands).

	Actual		Capital Adequacy*		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Tier 1 leverage capital
Investar Holding Corporation	$258,178	9.27%	$111,403	4.00%	NA	NA
Investar Bank	269,733	9.70	111,274	4.00	139,092	5.00

Common Equity Tier 1 risk-based capital
Investar Holding Corporation	248,678	10.84	160,614	7.00	NA	NA
Investar Bank	269,733	11.77	160,381	7.00	148,925	6.50

Tier 1 risk-based capital
Investar Holding Corporation	258,178	11.25	195,032	8.50	NA	NA
Investar Bank	269,733	11.77	194,749	8.50	183,293	8.00

Total risk-based capital
Investar Holding Corporation	301,259	13.13	240,922	10.50	NA	NA
Investar Bank	296,117	12.92	240,572	10.50	229,116	10.00

December 31, 2023
Tier 1 leverage capital
Investar Holding Corporation	$239,095	8.35%	$114,563	4.00%	NA	NA
Investar Bank	280,687	9.81	114,468	4.00	143,085	5.00

Common Equity Tier 1 risk-based capital
Investar Holding Corporation	229,595	9.51	169,031	7.00	NA	NA
Investar Bank	280,687	11.64	168,867	7.00	156,805	6.50

Tier 1 risk-based capital
Investar Holding Corporation	239,095	9.90	205,251	8.50	NA	NA
Investar Bank	280,687	11.64	205,052	8.50	192,990	8.00

Total risk-based capital
Investar Holding Corporation	313,574	12.99	253,546	10.50	NA	NA
Investar Bank	310,846	12.89	253,300	10.50	241,238	10.00

*The minimum ratios and amounts under the column for Capital Adequacy for December 31, 2024 and December 31, 2023 reflect the minimum regulatory capital ratios imposed under Basel III plus the fully phased-in capital conservation buffer of 2.5%.

Applicable Federal statutes, regulations, and guidance impose restrictions on the amounts of dividends that may be declared by the Company and the Bank. In addition to the formal statutes, regulations, and guidance, regulatory authorities also consider the adequacy of the Company’s and the Bank’s total capital in relation to its assets, deposits, risk profile, and other such items and, as a result, capital adequacy considerations could further limit the availability of dividends from the Company and the Bank. The Company is also subject to dividend restrictions under the terms of its 2032 Notes and junior subordinated debentures. See “Common Stock – Dividend Restrictions” in Note 13. Stockholders’ Equity, for more information.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 19. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the ACL on loans. At December 31, 2024 and 2023, the reserve for unfunded loan commitments was $42,000 and $0.3 million, respectively, and is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets.

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

The table below shows the amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	December 31, 2024	December 31, 2023
Loan commitments	$377,301	$413,019
Standby letters of credit	7,658	17,844

Additionally, at December 31, 2024, the Company had unfunded commitments of $1.0 million for its investment in SBIC qualified funds.

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

Employment Agreements

On August 1, 2020, the Company entered into an employment agreement with its Chief Executive Officer. The agreement provides that the executive shall receive a minimum annual base salary of $510,000, shall be eligible for annual incentive compensation up to a certain percentage of the base salary, subject to the discretion and approval of the Company’s board of directors, and shall be entitled to the payment of severance benefits upon termination under specified circumstances. The employment agreement automatically renews for successive one-year periods unless written notice of non-renewal is given by either party to the other at least ninety (90) days prior to the expiration of the then-current term.

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

During 2024 and 2023, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated and other related persons, were deposit customers of the Bank. See Note 8. Deposits, regarding total deposits outstanding to these related parties.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 21. PARENT COMPANY ONLY FINANCIAL STATEMENTS

BALANCE SHEETS
	December 31,
(dollars in thousands)	2024	2023
ASSETS
Cash and due from banks	$951	$840
Equity securities at fair value	2,169	752
Due from bank subsidiary	1,670	1,141
Investment in bank subsidiary	262,251	277,760
Investment in trust	295	295
Trademark intangible	100	100
Other assets	1,095	864
Total assets	$268,531	$281,752

LIABILITIES
Subordinated debt, net of unamortized issuance costs	$16,697	$44,320
Junior subordinated debt	8,733	8,630
Accounts payable	228	228
Accrued interest payable	212	571
Dividend payable	1,032	975
Deferred tax liability	333	260
Total liabilities	27,235	54,984

STOCKHOLDERS’ EQUITY
Common stock	9,828	9,748
Surplus	146,890	145,456
Retained earnings	132,935	116,711
Accumulated other comprehensive loss	(48,357)	(45,147)
Total stockholders’ equity	241,296	226,768
Total liabilities and stockholders’ equity	$268,531	$281,752

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

STATEMENTS OF INCOME
	For the years ended December 31,
(dollars in thousands)	2024	2023
REVENUE
Dividends received from bank subsidiary	$34,937	$3,300
Change in the fair value of equity securities	417	(71)
Interest income from investment in trust	22	22
Other operating income	93	138
Total revenue	35,469	3,389
EXPENSE
Interest on borrowings	2,939	3,216
Management fees to bank subsidiary	360	360
Gain on early extinguishment of subordinated debt	(292)	—
Other expense	546	519
Total expense	3,553	4,095
Income (loss) before income tax benefit and equity in undistributed earnings of bank subsidiary	31,916	(706)
Equity in undistributed earnings of bank subsidiary	(12,298)	16,552
Income tax benefit	634	832
Net income	$20,252	$16,678

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

STATEMENTS OF CASH FLOWS
	For the years ended December 31,
(dollars in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,252	$16,678
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	12,298	(16,552)
Change in the fair value of equity securities	(417)	71
Amortization of subordinated debt issuance costs and purchase accounting adjustments	187	210
Gain on early extinguishment of subordinated debt	(292)	—
Net change in:
Due from bank subsidiary	(529)	(204)
Other assets	(51)	(84)
Deferred tax liability	73	(20)
Accrued other liabilities	1,083	1,638
Net cash provided by operating activities	32,604	1,737

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equity securities at fair value	(1,000)	—
Purchases of other investments	(165)	(285)
Net cash used in investing activities	(1,165)	(285)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(3,972)	(3,844)
Payments to repurchase common stock	(305)	(3,026)
Proceeds from stock options exercised	337	105
Extinguishment of subordinated debt	(27,388)	—
Net cash used in financing activities	(31,328)	(6,765)
Net increase (decrease) in cash	111	(5,313)
Cash and cash equivalents, beginning of period	840	6,153
Cash and cash equivalents, end of period	$951	$840

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest on borrowings	$3,298	$3,212

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 22. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the years ended December 31, 2024, 2023 and 2022 (in thousands, except share data).

	December 31,
	2024	2023	2022
Earnings per common share - basic
Net income	$20,252	$16,678	$35,709
Less: income allocated to participating securities	—	(1)	(33)
Net income allocated to common shareholders	20,252	16,677	35,676
Weighted average basic shares outstanding	9,813,694	9,839,258	10,085,758
Basic earnings per common share	$2.06	$1.69	$3.54

Earnings per common share - diluted
Net income allocated to common shareholders	$20,252	$16,677	$35,676
Weighted average basic shares outstanding	9,813,694	9,839,258	10,085,758
Dilutive effect of securities	122,386	2,583	94,951
Total weighted average diluted shares outstanding	9,936,080	9,841,841	10,180,709
Diluted earnings per common share	$2.04	$1.69	$3.50

The weighted average number of shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	December 31,
	2024	2023	2022
Stock options	2,238	—	15,361
Restricted stock awards	—	—	135
RSUs	4,741	71,711	15,176

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

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

Changes in Internal Control over Financial Reporting

There were no changes to internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting and the report thereon of Horne LLP are included herein under Item 8. Financial Statements and Supplementary Data.

Item 9B. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as provided below, the information required by Item 10 is incorporated by reference to the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”).

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and certain other transactions of Company’s equity and debt securities by employees, directors, officers and advisory directors of the Company and its subsidiaries and their family members. The insider trading policy is reasonably designed to promote compliance with applicable securities laws, rules, and regulations. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership

Except as provided below, the information required by Item 12 is incorporated by reference to the 2025 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information regarding our equity compensation plans as of December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(3)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	501,408	$19.33	335,057
Equity compensation plans not approved by security holders(2)	83,014	16.31	—
Total	584,422	$18.37	335,057

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

(2)	The Investar Holding Corporation 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”) was adopted by the Company’s board of directors on January 15, 2014 and was amended on March 13, 2014. Because the Company was a private corporation at the time of the adoption of the 2014 Plan, shareholder approval of the 2014 Plan was not required, nor was such approval obtained. A total of 600,000 shares of common stock was reserved for issuance pursuant to awards under the 2014 Plan. Effective May 24, 2017, no future awards will be granted under the 2014 Plan, although the terms and conditions of the 2014 Plan will continue to govern any outstanding awards thereunder.
(3)	Includes 323,820 shares issuable pursuant to outstanding RSUs, which do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Directors Independence

The information required by Item 13 is incorporated by reference to the 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the 2025 Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8. Financial Statements and Supplementary Data hereof:

Report of Independent Registered Public Accounting Firms (PCAOB ID: 171)

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Income for the Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022

Notes to Consolidated Financial Statements

(2)

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Number	Description	Location
2.1	Agreement and Plan of Reorganization dated January 21, 2021 by and among Investar Holding Corporation, Cheaha Financial Group, Inc. and High Point Acquisition, Inc.	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed January 25, 2021 and incorporated herein by reference

3.1	Restated Articles of Incorporation of Investar Holding Corporation	Exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

3.2	Amended and Restated By-laws of Investar Holding Corporation	Exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed October 10, 2017 and incorporated herein by reference

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

4.2	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934	Exhibit 4.2 to the Annual Report on Form 10-K of the Company filed March 9, 2022 and incorporated herein by reference

4.3	Form of 5.125% Fixed to Floating Rate Subordinated Note due 2029	Exhibit 4.1 to the Current Report on Form 8-K filed November 14, 2019 and incorporated herein by reference

4.4	Indenture, dated April 6, 2022, by and among Investar Holding Corporation and UMB Bank, National Association, as trustee	Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.

4.5	Form of 5.125% Fixed-to-Floating Rate Subordinated Note due 2032	Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference

10.1*	Employment Agreement, dated August 1, 2020 by and among Investar Holding Corporation, Investar Bank, National Association, and John J. D’Angelo	Exhibit 10.1 to the Current Report on Form 8-K filed August 6, 2020 and incorporated herein by reference

10.2*	Amended and Restated Investar Holding Corporation 2017 Long-Term Incentive Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K filed May 20, 2021 and incorporated herein by reference

10.3*	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and John D’Angelo	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.4*	Supplemental Salary Continuation Agreement, dated May 22, 2019, by and between Investar Bank and John D’Angelo	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed May 23, 2019 and incorporated herein by reference

10.5*	Form of Split Dollar Agreement by and between Investar Bank and each executive entering into a Salary Continuation Agreement	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.6*	Form of First Amendment to Split Dollar Agreement by and between Investar Bank and each executive entering into a Supplemental Salary Continuation Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed May 23, 2019 and incorporated herein by reference

10.7*	Investar Holding Corporation 2014 Long-Term Incentive Compensation Plan, as amended by Amendment No. 1 to Investar Holding Corporation 2014 Long Term Incentive Plan

Exhibit 10.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and, as to Amendment No.1, Exhibit 99.2 to the Registration Statement on Form S-8 of the Company filed October 30, 2014, each of which is incorporated herein by reference

10.8*	Form of Stock Option Grant Agreement under the 2014 Long-Term Incentive Compensation Plan, as amended by Amendment No. 1 to Investar Holding Corporation 2014 Long Term Incentive Plan	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.9*	Form of Stock Option Grant Agreement under the Amended and Restated 2017 Long-Term Incentive Compensation Plan	Filed herewith

10.10*	Form of Restricted Stock Unit Agreement for Employees	Exhibit 10.15 to the Annual Report on Form 10-K of the Company filed March 15, 2019 and incorporated herein by reference

10.11*	Form of Restricted Stock Unit Agreement for Non-Employee Directors	Exhibit 10.16 to the Annual Report on Form 10-K of the Company filed March 15, 2019 and incorporated herein by reference

10.12*	Investar Holding Corporation 401(k) Plan, as restated effective January 1, 2021	Exhibit 10.20 to the Annual Report on Form 10-K of the Company filed March 10, 2021 and incorporated herein by reference

19.1	Investar Holding Corporation Insider Trading Policy	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Horne LLP	Filed herewith

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

97.1	Investar Holding Corporation Clawback Policy	Exhibit 97.1 to the Annual Report on Form 10-K of the Company filed March 7, 2024 and incorporated herein by reference

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)	Filed herewith

* Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTAR HOLDING CORPORATION

Date:	March 12, 2025	by:	/s/ John J. D’Angelo
John J. D’Angelo
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 12, 2025	by:	/s/ John J. D’Angelo
John J. D’Angelo
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Date:	March 12, 2025	by:	/s/ John R. Campbell
John R. Campbell
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	March 12, 2025	by:	/s/ Corey E. Moore
Corey E. Moore
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date:	March 12, 2025	by:	/s/ Scott G. Ginn
Scott G. Ginn
Director

Date:	March 12, 2025	by:	/s/ William H. Hidalgo, Sr.
William H. Hidalgo, Sr.
Chairman of the Board

Date:	March 12, 2025	by:	/s/ Rose J. Hudson
Rose J. Hudson
Director

Date:	March 12, 2025	by:	/s/ Gordon H. Joffrion, III
Gordon H. Joffrion, III
Director

Date:	March 12, 2025	by:	/s/ Robert C. Jordan
Robert C. Jordan
Director

Date:	March 12, 2025	by:	/s/ Julio A. Melara
Julio A. Melara
Director

Date:	March 12, 2025	by:	/s/ Suzanne O. Middleton
Suzanne O. Middleton
Director

Date:	March 12, 2025	by:	/s/ Andrew C. Nelson, M.D.
Andrew C. Nelson, M.D.
Director

Date:	March 12, 2025	by:	/s/ Frank L. Walker
Frank L. Walker
Director

Date:	March 12, 2025	by:	/s/ James E. Yegge, M.D.
James E. Yegge, M.D.
Director