Form 10-Q
period 2025-03-31
Investar Holding Corp
filed 2025-05-07
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 9,844,848 shares outstanding as of May 5, 2025.

GLOSSARY OF DEFINED TERMS

Below is a listing of certain acronyms, abbreviations and defined terms, among others, used throughout this Quarterly Report on Form 10-Q.

2029 Notes	–	5.125% Fixed-to-Floating Rate Subordinated Notes due 2029
2032 Notes	–	5.125% Fixed-to-Floating Rate Subordinated Notes due 2032
ACL	–	Allowance for Credit Losses
AFS	–	Available For Sale
ALCO	–	Asset/Liability Committee
Annual Report	–	Investar Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 12, 2025
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated Teller Machine
Bank	–	Investar Bank, National Association
Board	–	Board of Directors of Investar Holding Corporation
BOLI	–	Bank Owned Life Insurance
BTFP	–	Bank Term Funding Program
CECL	–	Current Expected Credit Loss
CODM	–	Chief Operating Decision Maker
Company	–	Investar Holding Corporation and its wholly-owned subsidiary the Bank (also, “we,” “our,” or “us”)
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
FHLB	–	Federal Home Loan Bank
FRB	–	Federal Reserve Bank of Atlanta
GAAP	–	U.S. Generally Accepted Accounting Principles
HTM	–	Held To Maturity
MD&A	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	–	North American Industry Classification System
OCC	–	Office of the Comptroller of the Currency
ROU	–	Right-Of-Use
RSU	–	Restricted Stock Unit
SEC	–	U.S. Securities and Exchange Commission
SBIC	–	Small Business Investment Company
SOFR	–	Secured Overnight Financing Rate
U.S.	–	United States

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$26,279	$26,623
Interest-bearing balances due from other banks	17,243	1,299
Cash and cash equivalents	43,522	27,922

Available for sale securities at fair value (amortized cost of $400,211 and $392,564, respectively)	345,728	331,121
Held to maturity securities at amortized cost (estimated fair value of $42,720 and $42,144, respectively)	42,268	42,687
Loans	2,106,631	2,125,084
Less: allowance for credit losses	(26,435)	(26,721)
Loans, net	2,080,196	2,098,363
Equity securities at fair value	2,517	2,593
Nonmarketable equity securities	14,297	16,502
Bank premises and equipment, net of accumulated depreciation of $22,259 and $21,853, respectively	40,350	40,705
Other real estate owned, net	6,169	5,218
Accrued interest receivable	15,264	14,423
Deferred tax asset	15,646	17,120
Goodwill and other intangible assets, net	41,558	41,696
Bank owned life insurance	60,151	59,703
Other assets	22,236	24,759
Total assets	$2,729,902	$2,722,812

LIABILITIES
Deposits:
Noninterest-bearing	$436,735	$432,143
Interest-bearing	1,910,622	1,913,801
Total deposits	2,347,357	2,345,944
Advances from Federal Home Loan Bank	60,000	67,215
Repurchase agreements	11,302	8,376
Subordinated debt, net of unamortized issuance costs	16,707	16,697
Junior subordinated debt	8,758	8,733
Accrued taxes and other liabilities	34,041	34,551
Total liabilities	2,478,165	2,481,516

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 9,821,446 and 9,828,413 shares issued and outstanding, respectively	9,821	9,828
Surplus	146,598	146,890
Retained earnings	138,197	132,935
Accumulated other comprehensive loss	(42,879)	(48,357)
Total stockholders’ equity	251,737	241,296
Total liabilities and stockholders’ equity	$2,729,902	$2,722,812

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended March 31,
	2025	2024
INTEREST INCOME
Interest and fees on loans	$30,552	$32,135
Interest on investment securities:
Taxable	2,679	2,817
Tax-exempt	671	238
Other interest income	532	532
Total interest income	34,434	35,722

INTEREST EXPENSE
Interest on deposits	14,640	14,845
Interest on borrowings	1,449	3,661
Total interest expense	16,089	18,506
Net interest income	18,345	17,216

Provision for credit losses	(3,596)	(1,419)
Net interest income after provision for credit losses	21,941	18,635

NONINTEREST INCOME
Service charges on deposit accounts	795	810
(Loss) gain on sale or disposition of fixed assets, net	(3)	427
Interchange fees	390	395
Income from bank owned life insurance	448	388
Change in the fair value of equity securities	(76)	80
Other operating income	457	648
Total noninterest income	2,011	2,748
Income before noninterest expense	23,952	21,383

NONINTEREST EXPENSE
Depreciation and amortization	721	812
Salaries and employee benefits	9,603	9,248
Occupancy	641	581
Data processing	897	937
Marketing	111	41
Professional fees	591	419
Gain on early extinguishment of subordinated debt	—	(215)
Other operating expenses	3,674	3,473
Total noninterest expense	16,238	15,296
Income before income tax expense	7,714	6,087
Income tax expense	1,421	1,380
Net income	$6,293	$4,707

EARNINGS PER SHARE
Basic earnings per share	$0.64	$0.48
Diluted earnings per share	0.63	0.48
Cash dividends declared per common share	0.105	0.10

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2025	2024
Net income	$6,293	$4,707
Other comprehensive income (loss):
Investment securities:
Unrealized gain (loss), available for sale, net of tax expense (benefit) of $1,482 and ($1,031), respectively	5,478	(3,810)
Total other comprehensive income (loss)	5,478	(3,810)
Total comprehensive income	$11,771	$897

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	(Loss) Income	Equity
Three months ended:
March 31, 2024
Balance at beginning of period	$9,748	$145,456	$116,711	$(45,147)	$226,768
Surrendered shares	(7)	(108)	—	—	(115)
Options exercised	14	182	—	—	196
Dividends declared, $0.10 per share	—	—	(977)	—	(977)
Stock-based compensation	38	371	—	—	409
Shares repurchased	(11)	(162)	—	—	(173)
Net income	—	—	4,707	—	4,707
Other comprehensive loss, net	—	—	—	(3,810)	(3,810)
Balance at end of period	$9,782	$145,739	$120,441	$(48,957)	$227,005

March 31, 2025
Balance at beginning of period	$9,828	$146,890	$132,935	$(48,357)	$241,296
Surrendered shares	(32)	(540)	—	—	(572)
Options exercised	30	442	—	—	472
Dividends declared, $0.105 per share	—	—	(1,031)	—	(1,031)
Stock-based compensation	30	420	—	—	450
Shares repurchased	(35)	(614)	—	—	(649)
Net income	—	—	6,293	—	6,293
Other comprehensive income, net	—	—	—	5,478	5,478
Balance at end of period	$9,821	$146,598	$138,197	$(42,879)	$251,737

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2025	2024
Net income	$6,293	$4,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	721	812
Provision for credit losses	(3,596)	(1,419)
Net amortization (accretion) of purchase accounting adjustments	11	(25)
Provision for other real estate owned	—	233
Net (accretion) amortization of securities	(54)	15
Loss (gain) on sale or disposition of fixed assets, net	3	(427)
Gain on early extinguishment of subordinated debt	—	(215)
FHLB stock dividend	(70)	(53)
Stock-based compensation	450	409
Deferred taxes	(8)	163
Net change in value of bank owned life insurance	(448)	(388)
Amortization of subordinated debt issuance costs	10	46
Change in the fair value of equity securities	76	(80)
Net change in:
Accrued interest receivable	(840)	(681)
Other assets	416	1,059
Accrued taxes and other liabilities	1,514	3,674
Net cash provided by operating activities	4,478	7,830

Cash flows from investing activities:
Purchases of securities available for sale	(17,345)	(5,411)
Proceeds from maturities, prepayments and calls of investment securities available for sale	9,752	9,134
Proceeds from maturities, prepayments and calls of investment securities held to maturity	417	2,716
Proceeds from redemption or sale of nonmarketable equity securities	2,315	1,683
Purchases of nonmarketable equity securities	(40)	(936)
Purchases of equity securities at fair value	—	(1,000)
Net decrease in loans	20,821	30,012
Proceeds from sales of fixed assets	—	1,340
Purchases of fixed assets	(215)	(112)
Proceeds from surrender of bank owned life insurance	—	8,440
Purchases of bank owned life insurance	—	(10,000)
Purchases of other investments	(50)	(40)
Distributions from investments	20	69
Net cash provided by investing activities	15,675	35,895

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net increase (decrease) in customer deposits	1,417	(47,867)
Net increase (decrease) in repurchase agreements	2,926	(783)
Net decrease in short-term FHLB advances	(7,215)	—
Net increase in borrowings under the Bank Term Funding Program	—	16,500
Cash dividends paid on common stock	(1,032)	(975)
Proceeds from stock options exercised	—	196
Payments to repurchase common stock	(649)	(173)
Extinguishment of subordinated debt	—	(787)
Net cash used in financing activities	(4,553)	(33,889)
Net change in cash and cash equivalents	15,600	9,836
Cash and cash equivalents, beginning of period	27,922	32,009
Cash and cash equivalents, end of period	$43,522	$41,845

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfer from loans to other real estate owned	$951	$42

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a financial holding company, headquartered in Baton Rouge, Louisiana that provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association, a national bank, primarily to meet the needs of individuals, professionals and small to medium-sized businesses. The Company’s primary markets are in south Louisiana, southeast Texas and Alabama. At  March 31, 2025 , the Company operated 20 full service branches located in Louisiana, three full service branches located in Texas and six full service branches located in Alabama and had 329 full-time equivalent employees.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024, including the notes thereto, which were included as part of the Company’s Annual Report.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the ACL. While management uses available information to recognize credit losses on loans, future additions to the ACL  may be necessary based on changes in economic conditions, changes in conditions of borrowers’ industries or changes in the condition of individual borrowers. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL. Such agencies may require the Company to recognize additions to the ACL based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the ACL may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Other estimates that are susceptible to significant change in the near term relate to the allowance for off-balance sheet credit losses, the fair value of stock-based compensation awards, the determination of other-than-temporary impairments of securities, and the fair value of financial instruments and goodwill. A changing interest rate environment, elevated levels of inflation and changing U.S. trade and tariff policies have made certain estimates more challenging, including those discussed above.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Standards Adopted in 2025

FASB ASC Topic 740 “Income Taxes - Improvements to Income Tax Disclosures” Update No. 2023-09 (“ASU 2023-09”). In  December 2023, the FASB issued ASU 2023-09, which enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disclosure of additional categories of information about federal, state and foreign income taxes in the rate reconciliation table and requires companies to provide more information about the reconciling items in some categories if a quantitative threshold is met. ASU 2023-09 became effective for the Company on  January 1, 2025. The Company will provide the required disclosures in its Annual Report on Form 10-K for the year ended December 31, 2025, and the adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 2. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the three months ended March 31, 2025 and 2024 (in thousands, except share data).

	Three months ended March 31,
	2025	2024
Earnings per common share – basic
Net income allocated to common shareholders	$6,293	$4,707
Weighted average basic shares outstanding	9,832,625	9,769,626
Basic earnings per common share	$0.64	$0.48

Earnings per common share – diluted
Net income allocated to common shareholders	$6,293	$4,707
Weighted average basic shares outstanding	9,832,625	9,769,626
Dilutive effect of securities	128,315	97,347
Total weighted average diluted shares outstanding	9,960,940	9,866,973
Diluted earnings per common share	$0.63	$0.48

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended March 31,
	2025	2024
Stock options	4,122	2,619
RSUs	85	1,699

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. INVESTMENT SECURITIES

Debt Securities

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
March 31, 2025
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$15,590	$37	$(254)	$15,373
Obligations of state and political subdivisions	17,428	—	(2,021)	15,407
Corporate bonds	30,610	29	(2,105)	28,534
Residential mortgage-backed securities	264,509	90	(42,501)	222,098
Commercial mortgage-backed securities	72,074	190	(7,948)	64,316
Total	$400,211	$346	$(54,829)	$345,728

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2024
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$15,985	$47	$(325)	$15,707
Obligations of state and political subdivisions	18,363	—	(2,243)	16,120
Corporate bonds	29,772	8	(2,513)	27,267
Residential mortgage-backed securities	256,272	39	(47,543)	208,768
Commercial mortgage-backed securities	72,172	133	(9,046)	63,259
Total	$392,564	$227	$(61,670)	$331,121

The Company calculates realized gains and losses on sales of debt securities under the specific identification method. Proceeds from sales of investment securities classified as AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

Three months ended March 31,
	2025	2024
Proceeds from sales	$—	$—
Gross gains	$—	$—
Gross losses	$—	$—

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
March 31, 2025
Obligations of state and political subdivisions	$40,221	$1,025	$(367)	$40,879
Residential mortgage-backed securities	2,047	—	(206)	1,841
Total	$42,268	$1,025	$(573)	$42,720

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2024
Obligations of state and political subdivisions	$40,618	$70	$(365)	$40,323
Residential mortgage-backed securities	2,069	—	(248)	1,821
Total	$42,687	$70	$(613)	$42,144

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of March 31, 2025 or December 31, 2024.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The approximate fair value of AFS securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2025
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$5,887	$(4)	$3,642	$(250)	$9,529	$(254)
Obligations of state and political subdivisions	3,393	(133)	12,014	(1,888)	15,407	(2,021)
Corporate bonds	2,148	(10)	23,045	(2,095)	25,193	(2,105)
Residential mortgage-backed securities	12,769	(74)	199,202	(42,427)	211,971	(42,501)
Commercial mortgage-backed securities	8,035	(80)	41,880	(7,868)	49,915	(7,948)
Total	$32,232	$(301)	$279,783	$(54,528)	$312,015	$(54,829)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2024
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$5,505	$(20)	$4,012	$(305)	$9,517	$(325)
Obligations of state and political subdivisions	3,434	(99)	12,686	(2,144)	16,120	(2,243)
Corporate bonds	1,947	(5)	24,326	(2,508)	26,273	(2,513)
Residential mortgage-backed securities	5,432	(103)	198,803	(47,440)	204,235	(47,543)
Commercial mortgage-backed securities	9,226	(134)	42,293	(8,912)	51,519	(9,046)
Total	$25,544	$(361)	$282,120	$(61,309)	$307,664	$(61,670)

At  March 31, 2025, 688 of the Company’s AFS debt securities had unrealized losses totaling 14.9% of the individual securities’ amortized cost basis and 13.7% of the Company’s total amortized cost basis of the AFS investment securities portfolio. At such date, 623 of the 688 securities had been in a continuous loss position for over 12 months.

The approximate fair value of HTM securities, and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2025
Obligations of state and political subdivisions	$9,227	$(277)	$2,387	$(90)	$11,614	$(367)
Residential mortgage-backed securities	—	—	1,841	(206)	1,841	(206)
Total	$9,227	$(277)	$4,228	$(296)	$13,455	$(573)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2024
Obligations of state and political subdivisions	$10,795	$(209)	$2,458	$(156)	$13,253	$(365)
Residential mortgage-backed securities	—	—	1,821	(248)	1,821	(248)
Total	$10,795	$(209)	$4,279	$(404)	$15,074	$(613)

Unrealized losses are generally due to changes in market interest rates. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. Due to the nature of the investments, current market prices, and the current interest rate environment, the Company determined that these declines were not attributable to credit losses at March 31, 2025 or December 31, 2024.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and approximate fair value of investment debt securities, by contractual maturity, are shown below as of March 31, 2025 (dollars in thousands). Actual maturities  may differ from contractual maturities due to mortgage-backed securities whereby borrowers  may have the right to call or prepay obligations with or without call or prepayment penalties and certain callable bonds whereby the issuer has the option to call the bonds prior to contractual maturity.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
March 31, 2025
Due within one year	$6,050	$6,032	$—	$—
Due after one year through five years	27,220	26,738	2,477	2,387
Due after five years through ten years	29,903	27,572	2,740	2,792
Due after ten years	337,038	285,386	37,051	37,541
Total debt securities	$400,211	$345,728	$42,268	$42,720

Accrued interest receivable on the Company’s investment securities was $2.4 million and $1.9 million at  March 31, 2025 and  December 31, 2024, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

At March 31, 2025, securities with a carrying value of $67.4 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $68.1 million in pledged securities at December 31, 2024.

Equity Securities

Equity securities at fair value include marketable securities in corporate stocks and mutual funds and totaled $2.5 million and $2.6 million at  March 31, 2025 and  December 31, 2024, respectively.

Nonmarketable equity securities primarily consist of FHLB stock and FRB stock. Members of the FHLB and FRB are required to own a certain amount of stock based on the level of borrowings and other factors and  may invest in additional amounts. FHLB stock and FRB stock are carried at cost, restricted as to redemption, and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income. Nonmarketable equity securities also include investments in other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of nonmarketable equity securities at  March 31, 2025 and  December 31, 2024 was $14.3 million and $16.5 million, respectively.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	March 31, 2025	December 31, 2024
Construction and development	$149,275	$154,553
1-4 Family	394,735	396,815
Multifamily	103,248	84,576
Farmland	6,718	6,977
Commercial real estate	931,868	944,548
Total mortgage loans on real estate	1,585,844	1,587,469
Commercial and industrial	510,765	526,928
Consumer	10,022	10,687
Total loans	$2,106,631	$2,125,084

Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees, net of direct loan origination costs and commitment fees, are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable. Unamortized premiums and discounts on loans, included in the total loans balances above, were $0.1 million at both  March 31, 2025 and  December 31, 2024, and unearned income, or deferred fees, on loans was $0.9 million and $1.0 million at  March 31, 2025 and  December 31, 2024, respectively, and is also included in the total loans balance in the table above.

The tables below provide an analysis of the aging of loans as of  March 31, 2025 and  December 31, 2024 (dollars in thousands).

	March 31, 2025
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$149,252	$17	$—	$6	$149,275	$—
1-4 Family	387,023	5,084	496	2,132	394,735	—
Multifamily	103,248	—	—	—	103,248	—
Farmland	6,718	—	—	—	6,718	—
Commercial real estate	930,822	210	719	117	931,868	—
Total mortgage loans on real estate	1,577,063	5,311	1,215	2,255	1,585,844	—
Commercial and industrial	510,631	131	—	3	510,765	—
Consumer	9,773	31	61	157	10,022	—
Total loans	$2,097,467	$5,473	$1,276	$2,415	$2,106,631	$—

	December 31, 2024
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$154,461	$86	$—	$6	$154,553	$—
1-4 Family	387,782	5,200	1,054	2,779	396,815	—
Multifamily	84,576	—	—	—	84,576	—
Farmland	6,977	—	—	—	6,977	—
Commercial real estate	942,493	458	48	1,549	944,548	—
Total mortgage loans on real estate	1,576,289	5,744	1,102	4,334	1,587,469	—
Commercial and industrial	526,329	64	270	265	526,928	—
Consumer	10,377	87	65	158	10,687	2
Total loans	$2,112,995	$5,895	$1,437	$4,757	$2,125,084	$2

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below provide an analysis of nonaccrual loans as of  March 31, 2025 and  December 31, 2024 (dollars in thousands).

	March 31, 2025
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
Construction and development	$23	$—	$23
1-4 Family	989	1,973	2,962
Multifamily	—	—	—
Farmland	—	—	—
Commercial real estate	417	1,830	2,247
Total mortgage loans on real estate	1,429	3,803	5,232
Commercial and industrial	139	—	139
Consumer	194	20	214
Total loans	$1,762	$3,823	$5,585

	December 31, 2024
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
Construction and development	$24	$—	$24
1-4 Family	1,475	2,336	3,811
Multifamily	—	—	—
Farmland	—	—	—
Commercial real estate	4,168	123	4,291
Total mortgage loans on real estate	5,667	2,459	8,126
Commercial and industrial	252	230	482
Consumer	211	5	216
Total loans	$6,130	$2,694	$8,824

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, the borrower’s debt service capacity is considered through the analysis of current financial information, if available, and/or current information with regard to the collateral position. Regulatory provisions would typically require the placement of a loan on nonaccrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and payment of future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower. No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the three months ended March 31, 2025 and 2024.

Collateral Dependent Loans

Collateral dependent loans are loans for which the repayments, on the basis of the Company’s assessment at the reporting date, are expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Loans that do not share risk characteristics are excluded from the loan pools and evaluated on an individual basis, and the Company has determined to evaluate collateral dependent loans individually for impairment. The ACL for collateral dependent loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The Company’s collateral dependent loans include all nonaccrual loans shown in the tables above at  March 31, 2025 and  December 31, 2024. The types of collateral that secure collateral dependent loans are discussed under “Portfolio Segment Risk Factors” below.

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

Farmland - Farmland loans are often for land improvements related to agricultural endeavors and may include construction of new specialized facilities. These loans are usually repaid through the conversion to permanent financing, or if scheduled loan amortization begins, for the long-term benefit of the borrower’s ongoing operations. Underwriting generally involves intensive analysis of the financial strength of the borrower and guarantor, liquidation value of the subject collateral, the associated unguaranteed exposure, and any available secondary sources of repayment, with the greatest emphasis given to a borrower’s capacity to meet cash flow coverage requirements as set forth by Company policies. Farmland loans are primarily secured by raw land.

Commercial Real Estate - Commercial real estate loans are extensions of credit secured by owner occupied and nonowner-occupied collateral. Underwriting generally involves intensive analysis of the financial strength of the borrower and guarantor, liquidation value of the subject collateral, the associated unguaranteed exposure, and any available secondary sources of repayment, with the greatest emphasis given to a borrower’s capacity to meet cash flow coverage requirements as set forth by Company policies. Commercial real estate loans typically depend on the successful operation and management of the businesses that occupy these properties or the financial stability of tenants occupying the properties. Nonowner-occupied commercial real estate loans typically are dependent, in large part, on the owner’s ability to rent the property and the ability of the tenants to pay rent, whereas owner-occupied commercial real estate loans typically are dependent, in large part, on the success of the owner’s business. General market conditions and economic activity may impact the performance of these types of loans, including fluctuations in the value of real estate, new job creation trends, and tenant vacancy rates. The Company attempts to limit risk by analyzing a borrower’s cash flow and collateral value on an ongoing basis. The Company also typically requires personal guarantees from the principal owners of the property, supported by a review of their personal financial statements, as an additional means of mitigating risk. The Company manages risk by avoiding concentrations in any one business or industry. Commercial real estate loans are primarily secured by retail shopping facilities, office and industrial buildings, healthcare facilities, warehouses, and various special purpose commercial properties.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Commercial and Industrial - Commercial and industrial loans receive similar underwriting treatment as commercial real estate loans in that the repayment source is analyzed to determine its ability to meet cash flow coverage requirements as set forth by Company policies. Repayment of these loans generally comes from the generation of cash flow as the result of the borrower’s business operations. Commercial lending generally involves different risks from those associated with commercial real estate lending or construction lending. Although commercial loans  may be collateralized by equipment or other business assets (including real estate, if available as collateral), the repayment of these types of loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the general business conditions of the local economy and the borrower’s ability to sell its products and services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, are the chief considerations when assessing the risk of a commercial loan. The liquidation of collateral, if any, is considered a secondary source of repayment because equipment and other business assets  may, among other things, be obsolete or of limited resale value. The Company actively monitors certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors. Commercial and industrial loans also include public finance loans made to governmental entities, which can be taxable or tax-exempt, and are generally repaid using pledged revenue sources including income tax, property tax, sales tax, and utility revenue, among other sources. Commercial and industrial loans are primarily secured by accounts receivable, inventory and equipment.

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

Pass - Loans not meeting the criteria below are considered pass. These loans have higher credit characteristics and financial strength. The borrowers at least generate profits and cash flow that are in line with peer and industry standards and have debt service coverage ratios above loan covenants and policy guidelines. For some of these loans, a guaranty from a financially capable party mitigates characteristics of the borrower that might otherwise result in a lower grade.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below present the Company’s loan portfolio by year of origination, category, and credit quality indicator as of March 31, 2025 and  December 31, 2024 (dollars in thousands). Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at  March 31, 2025 and  December 31, 2024.

	March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Construction and development
Pass	$8,205	$54,953	$32,720	$17,375	$3,453	$3,595	$18,862	$139,163
Special Mention	—	—	—	—	732	—	—	732
Substandard	—	—	4,515	4,842	—	23	—	9,380
Total construction and development	$8,205	$54,953	$37,235	$22,217	$4,185	$3,618	$18,862	$149,275

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 Family
Pass	$2,693	$11,130	$38,138	$95,297	$71,617	$118,957	$52,661	$390,493
Special Mention	—	61	—	—	—	1	—	62
Substandard	—	164	198	638	703	2,164	313	4,180
Total 1-4 family	$2,693	$11,355	$38,336	$95,935	$72,320	$121,122	$52,974	$394,735

Current-period gross charge-offs	$—	$—	$—	$—	$—	$(23)	$—	$(23)

Multifamily
Pass	$3,845	$1,627	$22,999	$46,818	$11,852	$10,015	$199	$97,355
Special Mention	—	—	—	—	—	3,908	—	3,908
Substandard	—	—	—	643	—	1,342	—	1,985
Total multifamily	$3,845	$1,627	$22,999	$47,461	$11,852	$15,265	$199	$103,248

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$45	$71	$1,569	$1,276	$381	$2,284	$1,092	$6,718
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total farmland	$45	$71	$1,569	$1,276	$381	$2,284	$1,092	$6,718

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$22,883	$48,208	$75,114	$286,559	$198,326	$276,039	$6,029	$913,158
Special Mention	—	—	247	—	1,633	4,156	—	6,036
Substandard	—	2,601	122	1,301	4,069	4,464	117	12,674
Total commercial real estate	$22,883	$50,809	$75,483	$287,860	$204,028	$284,659	$6,146	$931,868

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$24,467	$36,690	$29,743	$117,106	$21,208	$21,427	$258,757	$509,398
Special Mention	—	—	—	—	—	—	734	734
Substandard	—	494	—	—	—	139	—	633
Total commercial and industrial	$24,467	$37,184	$29,743	$117,106	$21,208	$21,566	$259,491	$510,765

Current-period gross charge-offs	$—	$(6)	$—	$(6)	$(23)	$—	$(43)	$(78)

Consumer
Pass	$1,680	$3,219	$1,742	$1,116	$587	$878	$557	$9,779
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	146	7	—	90	—	243
Total consumer	$1,680	$3,219	$1,888	$1,123	$587	$968	$557	$10,022

Current-period gross charge-offs	$(12)	$—	$(6)	$(6)	$(1)	$(1)	$—	$(26)

Total loans
Pass	$63,818	$155,898	$202,025	$565,547	$307,424	$433,195	$338,157	$2,066,064
Special Mention	—	61	247	—	2,365	8,065	734	11,472
Substandard	—	3,259	4,981	7,431	4,772	8,222	430	29,095
Total loans	$63,818	$159,218	$207,253	$572,978	$314,561	$449,482	$339,321	$2,106,631

Current-period gross charge-offs	$(12)	$(6)	$(6)	$(12)	$(24)	$(24)	$(43)	$(127)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company had no loans that were classified as doubtful or loss at  March 31, 2025 or  December 31, 2024.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets, the balances of which were $39.0 million and $38.2 million at March 31, 2025 and  December 31, 2024, respectively. The unpaid principal balances of these loans were approximately $191.2 million and $175.0 million at March 31, 2025 and  December 31, 2024, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as to companies of which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $42.9 million and $43.6 million as of March 31, 2025 and  December 31, 2024, respectively. No related party loans were classified as nonperforming or nonaccrual at  March 31, 2025 or  December 31, 2024.

The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	March 31, 2025	December 31, 2024
Balance, beginning of period	$43,647	$46,000
New loans/changes in relationship	123	620
Repayments/changes in relationship	(874)	(2,973)
Balance, end of period	$42,896	$43,647

Allowance for Credit Losses

The Company accounts for the ACL in accordance with FASB ASC Topic 326 “Financial Instruments – Credit Losses” (“ASC 326”), which uses the CECL accounting methodology. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired, and be adjusted each period as a provision for credit losses for changes in expected lifetime credit losses. The Company developed a CECL model methodology that calculates expected credit losses over the life of the portfolio by analyzing the composition, characteristics and quality of the loan portfolio, as well as prevailing economic conditions and forecasts. The CECL calculation estimates credit losses using a combination of discounted cash flow and remaining life analyses. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, when necessary, the model reverts back to the historical loss rates adjusted for qualitative factors related to current conditions using a four-quarter reversion period. The Company evaluates the adequacy of the ACL on a quarterly basis.

The ACL is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. For each pool of loans, the Company evaluates and applies qualitative adjustments to the calculated ACL based on several factors, including, but not limited to, changes in current and expected future economic conditions, changes in the nature and volume of the portfolio, changes in levels of concentrations, changes in the volume and severity of past due loans, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry. Loans that do not share similar risk characteristics with other loans are excluded from the loan pools and individually evaluated for impairment. For collateral dependent loans where the borrower is experiencing financial difficulty, which the Company evaluates independently from the loan pool, the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, which is based on third party appraisals. Individually evaluated loans that are not collateral dependent are evaluated based on a discounted cash flow methodology. Credits deemed uncollectible are charged to the ACL. Provisions for credit losses and recoveries on loans previously charged off are adjustments to the ACL.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company made the accounting policy election to exclude accrued interest receivable from the amortized cost of loans and the estimate of the ACL. Accrued interest receivable on the Company’s loans was $12.7 million and $12.5 million at  March 31, 2025 and  December 31, 2024, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

The table below shows a summary of the activity in the ACL for the three months ended March 31, 2025 and 2024 (dollars in thousands).

	Three months ended March 31,
	2025	2024
Balance, beginning of period	$26,721	$30,540
Provision for credit losses on loans(1)	(3,695)	(1,411)
Charge-offs	(127)	(103)
Recoveries	3,536	88
Balance, end of period	$26,435	$29,114

(1)

For the three months ended  March 31, 2025, the $3.6 million negative provision for credit losses on the consolidated statement of income includes a $3.7 million negative provision for loan losses and a $0.1 million provision for unfunded loan commitments. For the three months ended  March 31, 2024, the $1.4 negative provision for credit losses on the consolidated statement of income includes a $1.4 million negative provision for loan losses and a $9,000 negative provision for unfunded loan commitments.

The negative provision for credit losses for the three months ended  March 31, 2025 was primarily due to net recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. The negative provision for credit losses for the three months ended  March 31, 2024 was primarily due to a decrease in total loans, aging of existing loans, and, to a lesser extent, the completion of the annual CECL allowance model recalibration, which resulted in lower historical loss rates.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables outline the activity in the ACL by collateral type for the three months ended March 31, 2025 and 2024, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of  March 31, 2025 and 2024 (dollars in thousands).

	Three months ended March 31, 2025
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,145	$5,603	$1,185	$8	$11,759	$6,933	$88	$26,721
Provision for credit losses on loans	112	964	312	—	(3,055)	(2,062)	34	(3,695)
Charge-offs	—	(23)	—	—	—	(78)	(26)	(127)
Recoveries	1	8	—	—	3,314	209	4	3,536
Ending balance	$1,258	$6,552	$1,497	$8	$12,018	$5,002	$100	$26,435
Ending allowance balance for loans individually evaluated for impairment	—	257	—	—	232	—	7	496
Ending allowance balance for loans collectively evaluated for impairment	1,258	6,295	1,497	8	11,786	5,002	93	25,939
Loans receivable:
Balance of loans individually evaluated for impairment	23	2,962	—	—	2,247	139	214	5,585
Balance of loans collectively evaluated for impairment	149,252	391,773	103,248	6,718	929,621	510,626	9,808	2,101,046
Total period-end balance	$149,275	$394,735	$103,248	$6,718	$931,868	$510,765	$10,022	$2,106,631

	Three months ended March 31, 2024
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,471	$9,129	$1,124	$2	$10,691	$6,920	$203	$30,540
Provision for credit losses on loans	(906)	(3,206)	411	(29)	1,580	791	(52)	(1,411)
Charge-offs	—	—	—	—	—	(66)	(37)	(103)
Recoveries	9	5	—	36	—	31	7	88
Ending balance	$1,574	$5,928	$1,535	$9	$12,271	$7,676	$121	$29,114
Ending allowance balance for loans individually evaluated for impairment	112	183	—	—	—	194	20	509
Ending allowance balance for loans collectively evaluated for impairment	1,462	5,745	1,535	9	12,271	7,482	101	28,605
Loans receivable:
Balance of loans individually evaluated for impairment	586	4,095	—	—	388	467	113	5,649
Balance of loans collectively evaluated for impairment	172,925	410,385	105,124	7,539	948,870	518,502	11,584	2,174,929
Total period-end balance	$173,511	$414,480	$105,124	$7,539	$949,258	$518,969	$11,697	$2,180,578

Loan Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination of such concessions. Modifications that do not impact the contractual payments terms, such as covenant waivers, modification of a contingent acceleration clauses, and insignificant payment delays are not included in the disclosures. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the three months ended March 31, 2025 and 2024, the Company did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive (Loss) Income

Activity within the balances in accumulated other comprehensive (loss) income, net is shown in the table below (dollars in thousands).

	Three months ended March 31,
	2025			2024
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized (loss) gain, AFS, net	$(43,432)	$5,478	$(37,954)	$(39,627)	$(3,810)	$(43,437)
Reclassification of realized gain, AFS, net	(4,926)	—	(4,926)	(5,521)	—	(5,521)
Unrealized gain, transfer from AFS to HTM, net	1	—	1	1	—	1
Accumulated other comprehensive (loss) income	$(48,357)	$5,478	$(42,879)	$(45,147)	$(3,810)	$(48,957)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its liability management, the Company has historically utilized pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month SOFR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. To mitigate credit risk, securities were pledged to the Company by the counterparties in an amount greater than or equal to the gain position of the derivative contracts. Conversely, securities were pledged to the counterparties by the Company in an amount greater than or equal to the loss position of the derivative contracts, if applicable. There were no assets or liabilities recorded in the accompanying consolidated balance sheets at March 31, 2025 or  December 31, 2024 associated with the swap contracts, other than interest rate swaps related to customer loans, described below.

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”). The Company did not recognize any net gains or losses in other operating income resulting from fair value adjustments of these swap agreements during the three months ended March 31, 2025 and 2024.

The table below presents the notional amounts and fair values of the Company’s derivative financial instruments as well as their classification on the accompanying consolidated balance sheets at  March 31, 2025 and  December 31, 2024 (dollars in thousands).

		Fair Value
	Notional(1)	Derivative Assets(2)	Derivative Liabilities(2)
March 31, 2025
Interest rate swaps	$366,650	$15,073	$15,073

December 31, 2024
Interest rate swaps	$373,845	$17,195	$17,195

(1)	At March 31, 2025 the Company had notional amounts of $183.3 million in interest rate swap contracts with customers and $183.3 million in offsetting interest rate swap contracts with other financial institutions. At December 31, 2024 the Company had notional amounts of $186.9 million in interest rate swap contracts with customers and $186.9 million in offsetting interest rate swap contracts with other financial institutions.
(2)	Derivative assets and liabilities are reported at fair value in “Other assets” and “Accrued taxes and other liabilities”, respectively, in the accompanying consolidated balance sheets.

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

The Company holds SBIC qualified funds and other investment funds that do not have a readily determinable fair value. In accordance with ASC 820, these investments are measured at fair value using the net asset value practical expedient and are not required to be classified in the fair value hierarchy. At  March 31, 2025 and  December 31, 2024, the fair values of these investments were $3.9 million and $3.8 million, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.

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

Management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data. At March 31, 2025 and  December 31, 2024, the majority of the Company’s level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.

Derivative Financial Instruments – The fair value for interest rate swap agreements is based upon the amounts required to settle the contracts. These derivative instruments are classified in level 2 of the fair value hierarchy.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$15,373	$—	$15,373	$—
Obligations of state and political subdivisions	15,407	—	11,931	3,476
Corporate bonds	28,534	—	28,039	495
Residential mortgage-backed securities	222,098	—	222,098	—
Commercial mortgage-backed securities	64,316	—	64,316	—
Equity securities at fair value	2,517	2,517	—	—
Interest rate swaps - gross assets	15,073	—	15,073	—
Total assets	$363,318	$2,517	$356,830	$3,971
Liabilities:
Interest rate swaps - gross liabilities	$15,073	$—	$15,073	$—

December 31, 2024
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$15,707	$—	$15,707	$—
Obligations of state and political subdivisions	16,120	—	11,803	4,317
Corporate bonds	27,267	—	26,773	494
Residential mortgage-backed securities	208,768	—	208,768	—
Commercial mortgage-backed securities	63,259	—	63,259	—
Equity securities at fair value	2,593	2,593	—	—
Interest rate swaps - gross assets	17,195	—	17,195	—
Total assets	$350,909	$2,593	$343,505	$4,811
Liabilities:
Interest rate swaps - gross liabilities	$17,195	$—	$17,195	$—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the three months ended March 31, 2025 and 2024 (dollars in thousands).

	Obligations of State and Political Subdivisions	Corporate Bonds
Balance at December 31, 2024	$4,317	$494
Realized gain (loss) included in earnings	—	—
Unrealized gain included in other comprehensive income	76	1
Purchases	—	—
Sales	—	—
Maturities, prepayments, and calls	(917)	—
Transfers into level 3	—	—
Transfers out of level 3	—	—
Balance at March 31, 2025	$3,476	$495

	Obligations of State and Political Subdivisions	Corporate Bonds
Balance at December 31, 2023	$5,250	$463
Realized gain (loss) included in earnings	—	—
Unrealized (loss) gain included in other comprehensive loss	(749)	6
Purchases	—	—
Sales	—	—
Maturities, prepayments, and calls	(27)	—
Transfers into level 3	—	—
Transfers out of level 3	—	—
Balance at March 31, 2024	$4,474	$469

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at March 31, 2025 and  December 31, 2024. For the three months ended March 31, 2025 and 2024, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of level 3 assets measured at fair value on a recurring basis at March 31, 2025 and  December 31, 2024 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts
March 31, 2025
Obligations of state and political subdivisions	$3,476	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	1% - 12%
Corporate bonds	495	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	1%

December 31, 2024
Obligations of state and political subdivisions	$4,317	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	2% - 15%
Corporate bonds	494	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	1%

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

Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of  March 31, 2025 and  December 31, 2024. There were no liabilities measured on a nonrecurring basis at March 31, 2025 or December 31, 2024 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(3)
March 31, 2025
Loans individually evaluated for impairment(1)	$1,735	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	6% - 100%	13%

December 31, 2024
Loans individually evaluated for impairment(1)	$2,174	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	0% - 79%	31%
Other real estate owned(2)	900	Underlying collateral value, third party appraisals	Collateral discounts and discount rates	18%	18%

(1) Loans individually evaluated for impairment that were re-measured during the period had a carrying value of $2.0 million and $2.4 million at  March 31, 2025 and  December 31, 2024, respectively, with related ACL of $0.3 million and $0.2 million, respectively, as of such dates.

(2) Other real estate owned that was re-measured during the period had a carrying value of $0.9 million at  December 31, 2024. During the three months ended March 31, 2024, the Company recorded a $0.2 million write-down of other real estate owned which is included as part of “Other operating expenses” in noninterest expense on the accompanying consolidated statement of income.

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

The estimated fair values of the Company’s financial instruments are summarized in the tables below as of the dates indicated (dollars in thousands).

	March 31, 2025
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$43,522	$43,522	$43,522	$—	$—
Investment securities - AFS	345,728	345,728	—	341,757	3,971
Investment securities - HTM	42,268	42,720	—	1,841	40,879
Equity securities at fair value	2,517	2,517	2,517	—	—
Nonmarketable equity securities	14,297	14,297	—	14,297	—
Loans, net of allowance	2,080,196	1,977,244	—	—	1,977,244
Interest rate swaps - gross assets	15,073	15,073	—	15,073	—

Financial liabilities:
Deposits, noninterest-bearing	$436,735	$436,735	$—	$436,735	$—
Deposits, interest-bearing	1,910,622	1,821,769	—	—	1,821,769
Repurchase agreements	11,302	11,302	—	11,302	—
FHLB long-term advances	60,000	59,885	—	—	59,885
Junior subordinated debt	8,758	8,758	—	—	8,758
Subordinated debt	16,707	14,947	—	14,947	—
Interest rate swaps - gross liabilities	15,073	15,073	—	15,073	—

	December 31, 2024
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$27,922	$27,922	$27,922	$—	$—
Investment securities - AFS	331,121	331,121	—	326,310	4,811
Investment securities - HTM	42,687	42,144	—	1,821	40,323
Equity securities at fair value	2,593	2,593	2,593	—	—
Nonmarketable equity securities	16,502	16,502	—	16,502	—
Loans, net of allowance	2,098,363	1,973,780	—	—	1,973,780
Interest rate swaps - gross assets	17,195	17,195	—	17,195	—

Financial liabilities:
Deposits, noninterest-bearing	$432,143	$432,143	$—	$432,143	$—
Deposits, interest-bearing	1,913,801	1,826,868	—	—	1,826,868
FHLB short-term advances and repurchase agreements	15,591	15,577	—	15,577	—
FHLB long-term advances	60,000	59,620	—	—	59,620
Junior subordinated debt	8,733	8,733	—	—	8,733
Subordinated debt	16,697	14,738	—	14,738	—
Interest rate swaps - gross liabilities	17,195	17,195	—	17,195	—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. INCOME TAXES

The income tax expense and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended March 31,
	2025	2024
Income tax expense	$1,421	$1,380
Effective tax rate	18.4%	22.7%

For the three months ended March 31, 2025, the effective tax rate differed from the statutory tax rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI. For the three months ended March 31, 2024, the effective tax rate differed from the statutory tax rate of 21% primarily due to the surrender of approximately $8.4 million of BOLI contracts, which resulted in $0.3 million of income tax expense, partially offset by tax-exempt interest income earned on certain loans and investment securities and income from BOLI.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the ACL on loans. The reserve for unfunded loan commitments was $0.1 million and $42,000 at  March 31, 2025 and  December 31, 2024, respectively, and is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets.

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

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	March 31, 2025	December 31, 2024
Loan commitments	$377,821	$377,301
Standby letters of credit	7,504	7,658

Additionally, at March 31, 2025, the Company had unfunded commitments of $0.9 million for its investments in SBIC qualified funds and other investment funds.

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

Quantitative information regarding the Company’s operating leases is presented below as of and for the three months ended March 31, 2025 and 2024 (dollars in thousands).

	March 31,
	2025	2024
Total operating lease cost	$115	$105
Weighted-average remaining lease term (in years)	5.4	6.6
Weighted-average discount rate	3.4%	3.2%

At  March 31, 2025 and  December 31, 2024, the Company’s operating lease ROU assets were $2.1 million and $2.0 million, respectively, and the Company’s related operating lease liabilities were $2.1 million. The Company’s operating leases have remaining terms ranging from approximately three to seven years, including extension options if the Company is reasonably certain they will be exercised.

Future minimum lease payments due under non-cancelable operating leases at March 31, 2025 are presented below (dollars in thousands).

Remainder of 2025	$341
2026	459
2027	459
2028	405
2029	337
Thereafter	350
Total	$2,351

At March 31, 2025, the Company had not entered into any material leases that have not yet commenced.

The Bank owns its corporate headquarters building, the first floor of which is occupied by multiple tenants. The Bank, as lessor, also leases a portion of one of its branch locations and a former stand-alone ATM location. All tenant leases are operating leases. The Bank, as lessor, recognized lease income of $0.1 million for both the three month periods ended March 31, 2025 and 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

When included in this Quarterly Report on Form 10-Q, or in other documents that Investar Holding Corporation files with the SEC or in statements made by or on behalf of the Company, words like “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and similar expressions or the negative version of those words are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. The Company’s forward-looking statements are based on assumptions and estimates that management believes to be reasonable in light of the information available at the time such statements are made. However, many of the matters addressed by these statements are inherently uncertain and could be affected by many factors beyond management’s control. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•	the significant risks and uncertainties for our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements caused by business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate, including heightened uncertainties resulting from recent changing trade and tariff policies that could have an adverse impact on inflation and economic growth at least in the near term;

•	changes in inflation, interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing;

•	our ability to successfully execute our near-term strategy to pivot from primarily a growth strategy to a strategy primarily focused on consistent, quality earnings through the optimization of our balance sheet, and our ability to successfully execute a long-term growth strategy;

•	our ability to achieve organic loan and deposit growth, and the composition of that growth;

•	a reduction in liquidity, including as a result of a reduction in the amount of deposits we hold or other sources of liquidity, which may be caused by, among other things, disruptions in the banking industry similar to those that occurred in early 2023 that caused bank depositors to move uninsured deposits to other banks or alternative investments outside the banking industry;

•	our ability to identify and enter into agreements to combine with attractive acquisition candidates, finance acquisitions, complete acquisitions after definitive agreements are entered into, and successfully integrate and grow acquired operations;

•	inaccuracy of the assumptions and estimates we make in establishing reserves for credit losses and other estimates;

•	changes in the quality or composition of our loan portfolio, including adverse developments in borrower industries or in the repayment ability of individual borrowers;

•

changes in the quality and composition of, and changes in unrealized losses in, our investment portfolio, including whether we may have to sell securities before their recovery of amortized cost basis and realize losses;

•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;

•	our dependence on our management team, and our ability to attract and retain qualified personnel;

•	the concentration of our business within our geographic areas of operation in Louisiana, Texas and Alabama;

•	increasing costs of complying with new and potential future regulations;

•	new or increasing geopolitical tensions, including resulting from wars in Ukraine and Israel and surrounding areas;

•	the emergence or worsening of widespread public health challenges or pandemics;

•	concentration of credit exposure;

•	any deterioration in asset quality and higher loan charge-offs, and the time and effort necessary to resolve problem assets;

•	fluctuations in the price of oil and natural gas;

•	data processing system failures and errors;

•	risks associated with our digital transformation process, including increased risks of cyberattacks and other security breaches and challenges associated with addressing the increased prevalence of artificial intelligence;

•	risks of losses resulting from increased fraud attacks against us and others in the financial services industry;

•	potential impairment of our goodwill and other intangible assets;

•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;

•	the impact of litigation and other legal proceedings to which we become subject;

•	competitive pressures in the commercial finance, retail banking, mortgage lending and consumer finance industries, as well as the financial resources of, and products offered by, competitors;

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

These factors should not be construed as exhaustive. Additional information on these and other risk factors can be found in Part I. Item 1A. “Risk Factors” and Part II. Item 7. “MD&A – Cautionary Note Regarding Forward-Looking Statements” in the Company’s Annual Report and in Part II. Item 1A. “Risk Factors” of this report.

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

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are significant accounting policies and developing critical accounting estimates, which are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We believe that the judgments, estimates and assumptions that we use in the preparation of our consolidated financial statements are appropriate. For more detailed information about our accounting policies, please refer to Note 1. Summary of Significant Accounting Policies of our Annual Report.

Company Overview

This section presents management’s perspective on the consolidated financial condition and results of operations of the Company and its wholly-owned subsidiary, Investar Bank, National Association. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included herein, and the audited consolidated financial statements for the year ended December 31, 2024, including the notes thereto, and the related MD&A in the Annual Report. All cross-references to the “Notes” in this Form 10-Q refer to the Notes to Consolidated Financial Statements contained in Part I. Item 1. Financial Statements unless otherwise noted.

Through the Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals, and small to medium-sized businesses. Our primary areas of operation are south Louisiana, including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; southeast Texas, primarily Houston and its surrounding area; and Alabama, including York and Oxford and their surrounding areas. At March 31, 2025, we operated 29 full service branches comprised of 20 full service branches in Louisiana, three full service branches in Texas, and six full service branches in Alabama. The Bank commenced operations in 2006, and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter and its name changed to Investar Bank, National Association.

During 2023, we pivoted our near-term strategy from primarily a growth strategy to primarily a focus on consistent, quality earnings through the optimization of our balance sheet. Our strategy includes a focus on originating and renewing high quality, primarily variable-rate, loans and allowing higher risk credit relationships to run off. We have kept duration short on our liabilities to provide flexibility to secure lower cost funding that was accretive to our net interest margin. Our near-term strategy includes continuing to consider acquisitions on an opportunistic basis. Our long-term strategy includes organic growth through high quality loans and growth through acquisitions, including whole-bank acquisitions, strategic branch acquisitions and asset acquisitions. We have completed seven whole-bank acquisitions since 2011 and regularly review acquisition opportunities. Our most recent whole bank acquisition was completed in April 2021. We opened a loan and deposit production office in our Texas market in the first quarter of 2024 and converted it to a full-service branch location in the fourth quarter of 2024. We have continued to evaluate opportunities to improve our branch network efficiency, leverage our digital initiatives, and further reduce costs. We closed one branch in our Alabama market during the first quarter of 2024.

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

Certain Events That Affect Period-over-Period Comparability

Changing Inflation and Interest Rates. Inflation increased rapidly during 2021 through June 2022. After June 2022, the rate of inflation generally declined although it has remained above the Federal Reserve’s target inflation rate of 2%. In response, the Federal Reserve raised the federal funds target rate multiple times from March 2022 through July 2023. During 2023, the Federal Reserve raised the federal funds target rate four times, from 4.25% to 4.50%, to 5.25% to 5.50%. During 2024, beginning in September 2024, the Federal Reserve reduced the federal funds target rate three times by 100 basis points on a cumulative basis to 4.25% to 4.50%. Accordingly, the prevailing federal funds target rate in first quarter 2025 was 100 basis points lower than in first quarter 2024.

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

In response to the disruptions and related publicity, we formed an internal task force that included members of our ALCO. The task force met frequently to review our liquidity position and liquidity sources, and oversaw the Bank’s process to qualify for the BTFP. In addition, we took steps to inform our customers about our financial position, liquidity and insured deposit products. During the second quarter of 2023, we utilized the BTFP and reduced FHLB advances. The Bank utilized this source of funding due to its lower rate, the ability to prepay the obligations without penalty, and as a means to lock in funding. During the fourth quarter of 2023 and again in the first quarter of 2024, the Bank refinanced its BTFP borrowings with new borrowings under the program due to more favorable rates. The Federal Reserve ceased making new loans under the BTFP on March 11, 2024. During the third quarter of 2024, we began paying down borrowings under the BTFP and repaid all of the remaining borrowings under the BTFP in the fourth quarter of 2024. As of March 31, 2025, estimated uninsured deposits represented approximately 34% of our total deposits. For additional information, see “Discussion and Analysis of Financial Condition – “Deposits,” “Borrowings,” “Liquidity and Capital Resources” and our Annual Report, Part II. Item 1A. Risk Factors.

Branch Closures. We closed one branch in Anniston, Alabama in January 2024.

Subordinated Debt Repurchases. During the first quarter of 2024, we repurchased $1.0 million in principal amount of our 2032 Notes. During the second quarter of 2024, we repurchased $5.0 million in principal amount of our 2029 Notes and $2.0 million in principal amount of our 2032 Notes.

Subordinated Debt Redemption. During the fourth quarter of 2024, we redeemed all of the remaining $20.0 million in principal amount of the 2029 Notes. As of March 31, 2025 and December 31, 2024 our outstanding subordinated debt consisted of $17.0 million in principal amount of our 2032 Notes.

BOLI Restructuring. During the first quarter of 2024, we surrendered approximately $8.4 million of BOLI and reinvested the proceeds in higher yielding policies.

Hurricane Ida. During the first quarter of 2025, we recorded a $3.3 million recovery of loans previously charged off as a result of a property insurance settlement related to a loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida, and we also recorded related noninterest expense of $0.2 million.

Since the third quarter of 2021 when we recorded an impairment charge of $21.6 million related to this relationship. As of March 31, 2025, we have recorded total recoveries on the relationship of approximately $7.8 million consisting of net recoveries of $6.0 million of loans previously charged off, noninterest income from a legal settlement of $1.1 million, and a gain on sale of other real estate owned of $0.7 million. At March 31, 2025, our other real estate owned related to this relationship included two remaining properties with a total cost basis of $1.7 million, which we are actively marketing for sale. Upon sale of these properties, we will have arrived at final resolution of this loan relationship.

Overview of Financial Condition and Results of Operations

For the three months ended March 31, 2025, net income was $6.3 million, or $0.63 per diluted common share, compared to net income of $4.7 million, or $0.48, per diluted common share for the three months ended March 31, 2024. Net income increased primarily due to a negative provision for credit losses of $3.6 million in the three months ended March 31, 2025 as a result of a $3.3 million recovery of loans previously charged off following a property insurance settlement related to a loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida, compared to a negative provision for credit losses of $1.4 million for the comparable prior period. Also contributing to the increase in net income was a $1.1 million increase in net interest income, which was a result of a $2.4 million decrease in interest expense partially offset by a $1.3 million decrease in interest income. We experienced margin expansion as our cost of funds decreased and our yield on interest-earning assets increased. There was also a $0.9 million increase in noninterest expense and a $0.7 million decrease in noninterest income. The increase in noninterest expense was primarily due to increases in salaries and employee benefits and other operating expenses. In addition, first quarter 2024 noninterest expense was reduced by a $0.2 million gain on early extinguishment of subordinated debt. The decrease in noninterest income is mainly attributable to a gain on sale or disposition of fixed assets of $0.4 million recorded during the three months ended March 31, 2024 primarily resulting from the closure of one branch in the Alabama market, and a decrease in other operating income.

At March 31, 2025, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations. Other key components of our performance for the three months ended March 31, 2025 are summarized below.

●	During the three months ended March 31, 2025, our net interest margin was 2.87%, compared to 2.59% for the three months ended March 31, 2024.

●	Credit quality metrics improved as nonperforming loans were 0.27% of total loans at March 31, 2025 compared to 0.42% at December 31, 2024.

●	Return on average assets increased to 0.94% for the three months ended March 31, 2025, compared to 0.68% for the three months ended March 31, 2024. Return on average equity was 10.31% for the three months ended March 31, 2025, compared to 8.28% for the three months ended March 31, 2024.

●	Book value per common share reached a record high of $25.63 at March 31, 2025 compared to $24.55 at December 31, 2024.

●

Total deposits increased $1.4 million, or 0.1%, to $2.35 billion at March 31, 2025, compared to $2.35 billion at December 31, 2024. Total deposits, excluding $47.3 million of brokered demand deposits at December 31, 2024, increased $48.7 million, or 2.1%, to $2.35 billion at March 31, 2025, compared to $2.30 billion at December 31, 2024. Noninterest-bearing deposits increased $4.6 million, or 1.1%, to $436.7 million at March 31, 2025, compared to $432.1 million at December 31, 2024. As of March 31, 2025, estimated uninsured deposits represented approximately 34% of our total deposits.

●	Consistent with our strategy of optimizing the balance sheet, total loans decreased $18.5 million, or 0.9%, to $2.11 billion at March 31, 2025, compared to $2.13 billion at December 31, 2024.

●	Net interest income for the three months ended March 31, 2025 was $18.3 million, an increase of $1.1 million, or 6.6%, compared to $17.2 million for the three months ended March 31, 2024, driven primarily by a decrease in the volume of short-term borrowings, partially offset by a decrease in the volume of loans.

●

During the three months ended March 31, 2025, we paid $0.6 million to repurchase 34,992 shares of common stock, compared to $0.2 million to repurchase 10,525 shares of common stock during the three months ended March 31, 2024. We paid $1.0 million in cash dividends on our common stock during both the three month periods ended March 31, 2025 and 2024.

●

Accumulated other comprehensive loss decreased $5.5 million, or 11.3%, to $42.9 million at March 31, 2025, compared to $48.4 million at December 31, 2024 primarily due to an increase in the fair value of our AFS securities portfolio.

Discussion and Analysis of Financial Condition

Loans

General. Loans constitute our most significant asset, comprising 77% and 78% of our total assets at March 31, 2025 and December 31, 2024, respectively. Total loans decreased $18.5 million, or 0.9%, to $2.11 billion at March 31, 2025, compared to $2.13 billion at December 31, 2024. The decrease in loans was primarily the result of lower utilization of credit lines and loan amortization. Given the high interest rate environment, we are emphasizing origination of high margin loans that promote long-term profitability and proactively exiting credit relationships that do not fit this strategy. Our variable-rate loans as a percentage of total loans was 32% at March 31, 2025 and December 31, 2024.

The table below sets forth the balance of loans outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	March 31, 2025		December 31, 2024
		Percentage of		Percentage of
	Amount	Total Loans	Amount	Total Loans
Construction and development	$149,275	7.1%	$154,553	7.3%
1-4 Family	394,735	18.7	396,815	18.7
Multifamily	103,248	4.9	84,576	4.0
Farmland	6,718	0.3	6,977	0.3
Commercial real estate
Owner-occupied(1)	449,963	21.4	449,259	21.1
Nonowner-occupied	481,905	22.9	495,289	23.3
Total mortgage loans on real estate	1,585,844	75.3	1,587,469	74.7
Commercial and industrial(1)	510,765	24.2	526,928	24.8
Consumer	10,022	0.5	10,687	0.5
Total loans	$2,106,631	100%	$2,125,084	100%

(1)	The Company’s business lending portfolio consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans.

At March 31, 2025, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $960.7 million, a decrease of $15.5 million, or 1.6%, compared to $976.2 million at December 31, 2024. The decrease in the business lending portfolio is primarily driven by reduced utilization of credit lines, particularly on commercial and industrial relationships.

Nonowner-occupied loans totaled $481.9 million at March 31, 2025, a decrease of $13.4 million, or 2.7%, compared to $495.3 million at December 31, 2024. The decrease in nonowner-occupied loans is primarily due to loan amortization and payoffs that aligned with our continued strategy to optimize and de-risk the mix of the portfolio.

Construction and development loans totaled $149.3 million at March 31, 2025, a decrease of $5.3 million, or 3.4%, compared to $154.6 million at December 31, 2024. The decrease in construction and development loans is primarily due to conversions to permanent loans upon completion of construction.

During the third quarter of 2023 we exited the consumer mortgage loan origination business to transition into shorter duration, higher risk-adjusted return asset classes, in an effort to focus more on our core business and optimize profitability. The consumer mortgage portfolio was approximately $237.6 million and $242.5 million at March 31, 2025 and December 31, 2024, respectively, substantially all of which is included in the 1-4 family category. The remaining loans in the 1-4 family category consisted primarily of second mortgages, home equity loans, home equity lines of credit, and business purpose loans secured by 1-4 family residential real estate.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2025 and December 31, 2024, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

The table below sets forth the balance of owner-occupied loans by industry based on NAICS code and nonowner-occupied loans by property type as of the dates presented (dollars in thousands).

	March 31, 2025		December 31, 2024
	Amount	Percentage of Total	Amount	Percentage of Total
Owner-Occupied
Retail trade	$133,085	14%	$136,350	15%
Real estate	65,731	7	67,590	7
Wholesale trade	47,957	5	48,930	5
Healthcare and social assistance	37,407	4	38,950	4
Other services (except public administration)	32,553	4	32,532	4
Accommodation and food services	30,618	3	30,071	3
All other(1)	102,612	11	94,836	10
Total owner-occupied	$449,963	48%	$449,259	48%

Nonowner-Occupied
Retail	$163,798	18%	$168,033	18%
Office	95,399	10	97,261	10
Healthcare	94,636	10	95,641	10
Warehouse	59,075	7	57,684	6
Hotel/motel	30,643	3	30,875	3
All other	38,354	4	45,795	5
Total nonowner-occupied	$481,905	52%	$495,289	52%
Total commercial real estate	$931,868	100%	$944,548	100%

(1)	No individual category within “All other” represents more than 2% of total owner-occupied loans.

The following table sets forth loans outstanding at March 31, 2025 , which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$109,622	$34,217	$2,578	$2,755	$103	$149,275
1-4 Family	74,868	73,578	22,090	17,705	206,494	394,735
Multifamily	33,021	59,423	7,506	—	3,298	103,248
Farmland	1,563	4,998	157	—	—	6,718
Commercial real estate
Owner-occupied	38,993	152,156	154,375	96,828	7,611	449,963
Nonowner-occupied	87,398	248,944	118,109	27,296	158	481,905
Total mortgage loans on real estate	345,465	573,316	304,815	144,584	217,664	1,585,844
Commercial and industrial	298,182	91,673	63,978	55,705	1,227	510,765
Consumer	2,790	5,654	1,339	155	84	10,022
Total loans	$646,437	$670,643	$370,132	$200,444	$218,975	$2,106,631

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowings. Investment securities represented 14% of our total assets and totaled $388.0 million at March 31, 2025, an increase of $14.2 million, or 3.8%, from $373.8 million at December 31, 2024. The increase in investment securities at March 31, 2025 compared to December 31, 2024 was driven primarily by a $13.3 million increase in residential mortgage-backed securities, a $1.2 million increase in corporate bonds and a $1.1 million increase in commercial mortgage-backed securities, partially offset by a $1.1 million decrease in obligations of state and political subdivisions. Net unrealized losses in our AFS investment securities portfolio decreased to $54.5 million at March 31, 2025 compared to $61.4 million at December 31, 2024 primarily due to lower prevailing market interest rates. For additional information, see Note 3. Investment Securities.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	March 31, 2025		December 31, 2024
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$15,373	4.0%	$15,707	4.2%
Obligations of state and political subdivisions	55,628	14.3	56,738	15.2
Corporate bonds	28,534	7.3	27,267	7.3
Residential mortgage-backed securities	224,145	57.8	210,837	56.4
Commercial mortgage-backed securities	64,316	16.6	63,259	16.9
Total	$387,996	100%	$373,808	100%

The investment portfolio consists of AFS and HTM securities. We do not hold any investments classified as trading. We classify debt securities as HTM if management has the positive intent and ability to hold the securities to maturity. HTM debt securities are stated at amortized cost. Securities not classified as HTM are classified as AFS and are stated at fair value. As of March 31, 2025, AFS securities comprised 89% of our total investment securities.

Due to the nature of the investments, current market prices, and the current interest rate environment, we determined that the declines in the fair values of the AFS and HTM securities portfolio were not attributable to credit losses at March 31, 2025 and December 31, 2024. Accordingly, there was no adjustment made to the amortized cost basis. The carrying values of our AFS securities are adjusted for unrealized gains or losses not attributable to credit losses as valuation allowances, and any gains or losses are reported on an after-tax basis as a component of other comprehensive income (loss).

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at March 31, 2025 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$—	—%	$2,477	3.75%	$2,740	6.80%	$35,004	7.23%
Residential mortgage-backed securities	—	—	—	—	—	—	2,047	3.11
Available for sale:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	305	4.36	10,585	5.29	4,700	4.53	—	—
Obligations of state and political subdivisions	495	2.11	3,603	2.92	6,391	2.26	6,939	2.61
Corporate bonds	5,250	4.25	8,570	5.06	14,541	4.09	2,249	3.00
Residential mortgage-backed securities	—	—	—	—	2,437	2.45	262,072	2.45
Commercial mortgage-backed securities	—	—	4,462	4.36	1,834	2.67	65,778	3.43
	$6,050		$29,697		$32,643		$374,089

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt securities are calculated based on amortized cost on a fully tax equivalent basis assuming a federal tax rate of 21%, when applicable.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at March 31, 2025 and December 31, 2024 (dollars in thousands).

	March 31, 2025		December 31, 2024
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$436,735	18.6%	$432,143	18.4%
Interest-bearing demand deposits	569,903	24.3	554,777	23.7
Money market deposits	240,300	10.2	191,548	8.2
Brokered demand deposits	—	—	47,320	2.0
Savings deposits	136,098	5.8	134,879	5.7
Brokered time deposits	244,935	10.4	245,520	10.5
Time deposits	719,386	30.7	739,757	31.5
Total deposits	$2,347,357	100%	$2,345,944	100%

Total deposits were $2.35 billion at March 31, 2025, an increase of $1.4 million, or 0.1%, compared to $2.35 billion at December 31, 2024. There were no brokered demand deposits at March 31, 2025, compared to $47.3 million at December 31, 2024. Total deposits, excluding $47.3 million of brokered demand deposits at December 31, 2024, increased $48.7 million, or 2.1%, to $2.35 billion at March 31, 2025, compared to $2.30 billion at December 31, 2024. We utilize brokered demand deposits when pricing is more favorable than other short-term borrowings.

The increase in noninterest-bearing demand deposits, interest-bearing demand deposits, money market deposits, and savings deposits at March 31, 2025 compared to December 31, 2024 is primarily the result of organic growth. The decrease in time deposits at March 31, 2025 compared to December 31, 2024 is primarily due to maturities of higher cost time deposits as a result of our strategy to keep duration short. Brokered time deposits decreased to $244.9 million at March 31, 2025 from $245.5 million at December 31, 2024. We utilize brokered time deposits with laddered maturities, entirely in denominations of less than $250,000, to secure fixed cost funding and reduce short-term borrowings. At March 31, 2025, the balance of brokered time deposits remained below 10% of total assets, and the remaining weighted average duration was approximately six months with a weighted average rate of 4.78%.

At March 31, 2025, our estimated uninsured deposits were $803.7 million, or approximately 34% of total deposits, compared to $737.6 million, or approximately 31% of our total deposits at December 31, 2024. The estimates are based on the same methodologies and assumptions used for our regulatory reporting requirements. The insured deposit data does not reflect an evaluation of all of the account ownership category distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

Borrowings

At March 31, 2025, total borrowings include securities sold under agreements to repurchase, FHLB advances, subordinated debt issued in 2022, and junior subordinated debentures assumed through acquisitions.

We had $11.3 million of securities sold under agreements to repurchase at March 31, 2025 and $8.4 million at December 31, 2024. Our advances from the FHLB were $60.0 million at March 31, 2025, a decrease of $7.2 million, compared to FHLB advances of $67.2 million at December 31, 2024. Based on original maturities, at March 31, 2025, all of our FHLB advances were long-term, compared to $7.2 million short-term and $60.0 million long-term FHLB advances at December 31, 2024. FHLB advances are used to fund new loan and investment activity that is not funded by deposits or other borrowings.

On March 12, 2023, the Federal Reserve established the BTFP. The BTFP was a one-year program which provided additional liquidity through borrowings for a term of up to one year secured by the pledging of certain qualifying securities and other assets valued at par. Beginning in the second quarter of 2023, we utilized the BTFP to secure fixed rate funding for a one-year term and reduce short-term FHLB advances, which are priced daily. We utilized this source of funding due to its lower rate and the ability to prepay the obligations without penalty. The rates on the borrowings under the BTFP were fixed for one year from the day each borrowing was made. During the fourth quarter of 2023 and again in the first quarter of 2024, we refinanced all of our borrowings under the BTFP with new loans under the BTFP with a one-year term due to more favorable rates. The BTFP ceased making new loans as scheduled on March 11, 2024. During the third quarter of 2024, we began paying down borrowings under the BTFP and repaid all of the remaining borrowings under the BTFP in the fourth quarter of 2024. At March 31, 2025 and December 31, 2024, we had no outstanding borrowings under the BTFP.

Typically, the main source of our short-term borrowings are advances from the FHLB; however, during the three months ended March 31, 2024, our primary source of short-term borrowings were borrowings under the BTFP due to more favorable rates. The rate charged for advances from the FHLB is directly tied to the Federal Reserve’s federal funds target rate. As previously discussed, the Federal Reserve target rate was 5.25% to 5.50% during first quarter 2024 compared to 4.25% to 4.50% during first quarter 2025.

The average balances and cost of short-term borrowings for the three months ended March 31, 2025 and 2024 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Short-term Borrowings
	Three months ended March 31,		Three months ended March 31,
	2025	2024	2025	2024
Federal funds purchased and short-term FHLB advances	$38,570	$219	4.44%	5.11%
Borrowings under BTFP	—	230,390	—	4.78
Repurchase agreements	12,071	6,217	0.75	0.13
Total short-term borrowings	$50,641	$236,826	3.56%	4.66%

The carrying value of the subordinated debt, which consists entirely of our 2032 Notes, was $16.7 million at March 31, 2025 and December 31, 2024. The $8.8 million and $8.7 million in junior subordinated debt at March 31, 2025 and December 31, 2024, respectively, represent the junior subordinated debentures that we assumed through acquisitions.

For a description of the 2032 Notes, see our Annual Report, Part II. Item 7. “MD&A – Discussion and Analysis of Financial Condition – Borrowings – 2032 Notes” and Note 10 to the financial statements included in such report.

Stockholders’ Equity

Stockholders’ equity was $251.7 million at March 31, 2025, an increase of $10.4 million compared to December 31, 2024. The increase is primarily attributable to $6.3 million of net income for the three months ended March 31, 2025 and a $5.5 million decrease in accumulated other comprehensive loss due to an increase in the fair value of the Bank’s AFS securities portfolio, partially offset by $1.0 million in dividends declared and $0.6 million for share repurchases.

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

The primary factors affecting net interest margin are changes in interest rates, competition, and the shape of the interest rate yield curve. The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the federal funds target rate four times during 2023, from 4.25% to 4.50%, to 5.25% to 5.50%. During 2024, beginning in September, the Federal Reserve reduced the federal funds target rate three times by 100 basis points on a cumulative basis to 4.25% to 4.50%. Accordingly, the prevailing federal funds target rate in first quarter 2025 was 100 basis points lower than in first quarter 2024. For additional discussion, see Certain Events That Affect Period-over-Period Comparability – Changing Inflation and Interest Rates.

Three months ended March 31, 2025 vs. three months ended March 31, 2024. Net interest income increased 6.6% to $18.3 million for the three months ended March 31, 2025 compared to $17.2 million for the same period in 2024. The increase is primarily due to a lower average balance of short-term borrowings and a decrease in the rates paid on brokered time deposits and time deposits, partially offset by a lower average balance of, and a decrease in the yield on, loans and an increase in the average rates paid on and balance of interest-bearing demand deposits. Average short-term borrowings decreased by $186.2 million for the three months ended March 31, 2025, as we paid all remaining borrowings under the BTFP in the fourth quarter of 2024. The lower average balance of, and a decrease in rates paid on, short-term borrowings resulted in a $2.3 million decrease in interest expense compared to the same period in 2024. A lower average balance of, and a decrease in rates paid on, time deposits resulted in a $0.9 million decrease in interest expense compared to the same period in 2024. Average brokered time deposits were $252.3 million during the three months ended March 31, 2025 compared to $255.7 million during the three months ended March 31, 2024, which, combined with a decrease in rates, resulted in a $0.3 million decrease in interest expense compared to the same period in 2024. Average loans decreased by $86.6 million for the three months ended March 31, 2025 in accordance with our strategy to optimize the balance sheet, which, in addition to lower loan yields, resulted in a $1.6 million decrease in interest income on loans compared to the same period in 2024. Average interest-bearing demand deposits increased by $91.1 million, which, combined with an increase in rates, resulted in a $0.9 million increase in interest expense in the first quarter of 2025 compared to the same period in 2024. Average noninterest-bearing deposits increased by $1.9 million. Rates paid on interest-bearing liabilities decreased primarily as a result of the overall decrease in prevailing interest rates. Our yield on interest-earning assets increased primarily due to an increase in yield on the investment securities portfolio.

Interest income was $34.4 million for the three months ended March 31, 2025, compared to $35.7 million for the same period in 2024. Loan interest income made up substantially all of our interest income for the three months ended March 31, 2025 and 2024, although interest on investment securities contributed 9.7% of interest income during the first quarter of 2025 compared to 8.6% during the first quarter of 2024. Of the $1.3 million decrease in interest income, a decrease in interest income of $1.1 million can be attributed to the change in the volume of interest-earnings assets and a decrease of $0.2 million can be attributed to a decrease in the yield earned on interest-earning assets. The overall yield on interest-earning assets was 5.39% and 5.38% for the three months ended March 31, 2025 and 2024, respectively. The loan portfolio yielded 5.88% and 5.89% for the three months ended March 31, 2025 and March 31, 2024, respectively, while the yield on the investment portfolio was 3.10% for the three months ended March 31, 2025 compared to 2.81% for the three months ended March 31, 2024. The increase in the overall yield on interest-earning assets compared to the quarter ended March 31, 2024 was primarily driven by a 29 basis point increase in the yield on the investment securities portfolio, partially offset by a one basis point decrease in the yield on the loan portfolio.

Interest expense was $16.1 million for the three months ended March 31, 2025, a decrease of $2.4 million compared to interest expense of $18.5 million for the three months ended March 31, 2024. A decrease in interest expense of $1.7 million resulted from a decrease in volume of interest-bearing liabilities, primarily short-term borrowings and time deposits, partially offset by an increase in volume of interest-bearing demand deposits. A decrease of $0.7 million resulted from the decrease in the cost of interest-bearing liabilities, primarily time deposits and brokered time deposits, partially offset by an increase in the cost of interest-bearing demand deposits. Average interest-bearing liabilities decreased by $94.9 million for the three months ended March 31, 2025 compared to the same period in 2024, as average short-term borrowings decreased by $186.2 million while average interest-bearing deposits increased by $82.1 million. Average long-term borrowings increased by $9.1 million primarily due utilization of long-term FHLB advances. We reduced rates on our time deposits during the first quarter of 2025 compared to the first quarter of 2024 due to lower prevailing market interest rates. We increased rates on our interest-bearing demand deposits during the first quarter of 2025 compared to the first quarter of 2024 to attract and retain lower cost deposits relative to higher cost short-term borrowings. The cost of deposits decreased 16 basis points to 3.15% for the three months ended March 31, 2025 compared to 3.31% for the three months ended March 31, 2024 as a result of a lower average balance of, and a decrease in the cost of, time deposits and brokered time deposits, partially offset by a higher average balance of, and an increase in the cost of, interest-bearing demand deposits. The cost of interest-bearing liabilities decreased 29 basis points to 3.22% for the three months ended March 31, 2025 compared to 3.51% for the same period in 2024, primarily due to a lower average balance of, and a decrease in the cost of, short-term borrowings and a decrease in the cost of time deposits and brokered time deposits, partially offset by a higher cost and average balance of interest-bearing demand deposits.

Net interest margin was 2.87% for the three months ended March 31, 2025, an increase of 28 basis points from 2.59% for the three months ended March 31, 2024. The increase in net interest margin was primarily driven by a 29 basis point decrease in the cost of interest-bearing liabilities, partially offset by a one basis point increase in the yield on interest-earning assets.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended March 31, 2025 and 2024. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended March 31,
	2025			2024
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$2,108,904	$30,552	5.88%	$2,195,496	$32,135	5.89%
Securities:
Taxable	387,538	2,679	2.80	410,761	2,817	2.76
Tax-exempt	50,761	671	5.36	26,963	238	3.55
Interest-earning balances with banks	43,537	532	4.95	36,333	532	5.89
Total interest-earning assets	2,590,740	34,434	5.39	2,669,553	35,722	5.38
Cash and due from banks	26,126			26,246
Intangible assets	41,630			42,243
Other assets	93,989			94,311
Allowance for credit losses	(26,685)			(30,161)
Total assets	$2,725,800			$2,802,192
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$771,623	$4,079	2.14%	$680,548	$3,166	1.87%
Brokered demand deposits	8,512	94	4.46	—	—	—
Savings deposits	134,142	351	1.06	134,853	339	1.01
Brokered time deposits	252,276	3,033	4.88	255,694	3,314	5.21
Time deposits	721,162	7,083	3.98	734,474	8,026	4.39
Total interest-bearing deposits	1,887,715	14,640	3.15	1,805,569	14,845	3.31
Short-term borrowings(2)	50,641	445	3.56	236,826	2,745	4.66
Long-term debt	85,452	1,004	4.77	76,351	916	4.83
Total interest-bearing liabilities	2,023,808	16,089	3.22	2,118,746	18,506	3.51
Noninterest-bearing deposits	430,080			428,135
Other liabilities	24,347			26,621
Stockholders’ equity	247,565			228,690
Total liabilities and stockholders’ equity	$2,725,800			$2,802,192
Net interest income/net interest margin		$18,345	2.87%		$17,216	2.59%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods and are not presented on a tax equivalent basis. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Three months ended March 31, 2025 vs.
	Three months ended March 31, 2024
	Volume	Rate	Net(1)
Interest income:
Loans	$(1,267)	$(316)	$(1,583)
Securities:
Taxable	(159)	21	(138)
Tax-exempt	210	223	433
Interest-earning balances with banks	105	(105)	—
Total interest-earning assets	(1,111)	(177)	(1,288)
Interest expense:
Interest-bearing demand deposits	424	489	913
Brokered demand deposits	94	—	94
Savings deposits	(2)	14	12
Brokered time deposits	(44)	(237)	(281)
Time deposits	(146)	(797)	(943)
Short-term borrowings	(2,158)	(142)	(2,300)
Long-term debt	109	(21)	88
Total interest-bearing liabilities	(1,723)	(694)	(2,417)
Change in net interest income	$612	$517	$1,129

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

Noninterest Income

Noninterest income includes, among other things, service charges on deposit accounts, gains and losses on sale or disposition of fixed assets, interchange fees, income from BOLI, and changes in the fair value of equity securities. We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.

Three months ended March 31, 2025 vs. three months ended March 31, 2024. Total noninterest income decreased $0.7 million, or 26.8%, to $2.0 million for the three months ended March 31, 2025 compared to $2.7 million for the three months ended March 31, 2024. The decrease in noninterest income was primarily attributable to a $0.4 million decrease in gain on sale or disposition of fixed assets, a $0.2 million decrease in the change in fair value of equity securities, and a $0.2 million decrease in other operating income. During the first quarter of 2024, Investar recorded a $0.4 million gain on sale or disposition of fixed assets as a result of the closure of one branch in the Alabama market. The decrease in other operating income is primarily attributable to a $0.1 million decrease in distributions from other investments and a $0.1 million decrease in the change in net asset value of other investments.

Noninterest Expense

Noninterest expense includes salaries and employee benefits and other costs associated with the conduct of our operations. Our goal is to manage our costs within the framework of our near-term operating strategy of generating consistent, quality earnings.

Three months ended March 31, 2025 vs. three months ended March 31, 2024. Total noninterest expense was $16.2 million for the three months ended March 31, 2025, an increase of $0.9 million, or 6.2%, compared to the same period in 2024. The increase was primarily driven by a $0.4 million increase in salaries and employee benefits, a $0.2 million decrease in gain on early extinguishment of subordinated debt, a $0.2 million increase in professional fees, and a $0.2 million increase in other operating expense, partially offset by a $0.1 million decrease in depreciation and amortization. The increase in salaries and employee benefits is primarily due to investment in people with an emphasis on our Texas markets to remix and strengthen our balance sheet and an increase in health insurance claims. During the first quarter of 2024, Investar repurchased $1.0 million in principal amount of our 2032 Notes and recognized a gain on early extinguishment of subordinated debt of $0.2 million. The increase in other operating expense resulted from a $0.3 million increase in branch services expense, and a $0.2 million increase in collection and repossession expenses, partially offset by a $0.2 million decrease in write down of other real estate owned and a $0.1 million decrease in FDIC assessments. The increase in collection and repossession expenses was primarily due to the property insurance settlement related to a loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. The decrease in depreciation and amortization is primarily due to the closure of one branch location in the first quarter of 2024.

Income Tax Expense

Income tax expense for each of the three months ended March 31, 2025 and 2024 was $1.4 million. The effective tax rate for the three months ended March 31, 2025 and 2024 was 18.4% and 22.7%, respectively. During the first quarter of 2024, we surrendered approximately $8.4 million of BOLI contracts and reinvested the proceeds in higher yielding policies, which resulted in $0.3 million of income tax expense. The restructuring had an expected earn-back period of just over one year.

For the three months ended March 31, 2025, the effective tax rate differed from the statutory tax rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI. For the three months ended March 31, 2024, the effective tax rate differed from the statutory tax rate of 21% primarily due to the surrender of BOLI contracts, partially offset by tax-exempt interest income earned on certain loans and investment securities and income from BOLI.

Risk Management

The primary risks associated with our operations are credit, interest rate and liquidity risk. Changing inflation also presents risk. Credit, inflation and interest rate risk are discussed below, while liquidity risk is discussed in this section under the heading Liquidity and Capital Resources below.

Credit Risk and the Allowance for Credit Losses

General. The risk of loss should a borrower default on a loan is inherent in any lending activity. Our portfolio and related credit risk are monitored and managed on an ongoing basis by our risk management department, the Board’s loan committee and the full Board. We utilize a ten point risk-rating system, which assigns a risk grade to each borrower based on a number of quantitative and qualitative factors associated with a loan transaction. The risk grade categorizes the loan into one of five risk categories, based on information about the ability of borrowers to service the debt. The information includes, among other factors, current financial information about the borrower, historical payment experience, credit documentation, public information and current economic trends. These categories assist management in monitoring our credit quality. The risk categories, which are consistent with the definitions used in guidance promulgated by federal banking regulators, are as follows.

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

At March 31, 2025 and December 31, 2024, there were no loans classified as loss or doubtful, $29.1 million and $32.7 million, respectively, of loans classified as substandard, and $11.5 million and $7.8 million, respectively, of loans classified as special mention.

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

Allowance for Credit Losses. We account for the ACL in accordance with ASC 326, which uses the CECL accounting methodology. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired and be adjusted each period through a provision for credit losses for changes in the expected lifetime credit losses. The ACL was $26.4 million and $26.7 million at March 31, 2025 and December 31, 2024, respectively.

We maintain a separate ACL on unfunded loan commitments, which is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The ACL is generally increased by the provision for credit losses and decreased by charge-offs, net of recoveries. The negative provision for credit losses for the three months ended March 31, 2025 was primarily due to net recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. The negative provision for credit losses for the three months ended March 31, 2024 was primarily due to a decrease in total loans, aging of existing loans, and, to a lesser extent, the completion of our annual CECL allowance model recalibration, which resulted in lower historical loss rates.

We complete our annual model recalibration process in the first quarter of each year. Our annual review includes peer group analysis, updates to our probability of default and loss-given default models, including prepayment and curtailment assumptions, and qualitative factor scorecard ranges, as needed. The changes resulting from the model recalibration reduced the ACL by approximately $0.5 million during each of the three month periods ended March 31, 2025 and 2024.

Refer to Note 1. Summary of Significant Accounting Policies – Allowance for Credit Losses in our Annual Report for further discussion of our ACL accounting policy.

The following table presents the allocation of the ACL by loan category and the percentage of loans in each loan category to total loans as of the dates indicated (dollars in thousands).

	March 31, 2025		December 31, 2024
	Allowance for Credit Losses	% of Loans in each Category to Total Loans	Allowance for Credit Losses	% of Loans in each Category to Total Loans
Mortgage loans on real estate:
Construction and development	$1,258	7.1%	$1,145	7.3%
1-4 Family	6,552	18.7	5,603	18.7
Multifamily	1,497	4.9	1,185	4.0
Farmland	8	0.3	8	0.3
Commercial real estate	12,018	44.3	11,759	44.4
Commercial and industrial	5,002	24.2	6,933	24.8
Consumer	100	0.5	88	0.5
Total	$26,435	100%	$26,721	100%

The following table presents the amount of the ACL allocated to each loan category as a percentage of total loans as of the dates indicated.

	March 31, 2025	December 31, 2024
Mortgage loans on real estate:
Construction and development	0.06%	0.05%
1-4 Family	0.31	0.26
Multifamily	0.07	0.06
Farmland	0.00	0.00
Commercial real estate	0.57	0.55
Commercial and industrial	0.24	0.33
Consumer	0.00	0.01
Total	1.25%	1.26%

As discussed above, the balance in the ACL is principally influenced by the provision for credit losses on loans and net loan loss experience. Additions to the ACL are charged to the provision for credit losses on loans. Losses are charged to the ACL as incurred and recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

The table below reflects the activity in the ACL and key ratios for the periods indicated (dollars in thousands).

	Three months ended March 31,
	2025	2024
Allowance at beginning of period	$26,721	$30,540
Provision for credit losses on loans(1)	(3,695)	(1,411)
Net recoveries (charge-offs)	3,409	(15)
Allowance at end of period	$26,435	$29,114
Total loans - period end	2,106,631	2,180,578
Nonaccrual loans - period end	5,585	5,649

Key ratios:
Allowance for credit losses to total loans - period end	1.25%	1.34%
Allowance for credit losses to nonaccrual loans - period end	473.3%	515.4%
Nonaccrual loans to total loans - period end	0.27%	0.26%

(1)	For the three months ended March 31, 2025, the $3.6 million negative provision for credit losses on the consolidated statement of income includes a $3.7 million negative provision for loan losses and a $0.1 million provision for unfunded loan commitments. For the three months ended March 31, 2024, the $1.4 million negative provision for credit losses on the consolidated statement of income includes a $1.4 million negative provision for loan losses and a $9,000 negative provision for unfunded loan commitments.

The ACL to total loans decreased to 1.25% at March 31, 2025 compared to 1.34% at March 31, 2024, and the ACL to nonaccrual loans ratio decreased to 473.3% at March 31, 2025 compared to 515.4% at March 31, 2024. The decrease in the ACL to total loans compared to March 31, 2024 is primarily due to a decrease in total loans, aging of existing loans and an improvement in the economic forecast. The decrease in ACL to nonaccrual loans compared to March 31, 2024 is primarily due to a decrease in the ACL. Nonaccrual loans were $5.6 million, or 0.27% of total loans, at March 31, 2025, a decrease of $64,000 compared to $5.6 million, or 0.26% of total loans, at March 31, 2024. The decrease in nonaccrual loans is primarily due to paydowns.

The following table presents the allocation of net (charge-offs) recoveries by loan category for the periods indicated (dollars in thousands).

	Three months ended March 31,
	2025			2024
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans
Mortgage loans on real estate:
Construction and development	$1	$146,786	(0.00)%	$9	$179,829	(0.01)%
1-4 Family	(15)	394,162	0.00	5	411,057	(0.00)
Multifamily	—	93,735	—	—	105,388	—
Farmland	—	6,899	—	36	7,572	(0.48)
Commercial real estate	3,314	941,349	(0.35)	—	947,939	—
Commercial and industrial	131	515,494	(0.03)	(35)	532,078	0.01
Consumer	(22)	10,479	0.21	(30)	11,633	0.26
Total	$3,409	$2,108,904	(0.16)%	$(15)	$2,195,496	0.00%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses on loans. Net charge-offs include recoveries of amounts previously charged off. For the three months ended March 31, 2025, net recoveries were $3.4 million, or 0.16%, of the average loan balance for the period. Net recoveries during the three months ended March 31, 2025 were primarily the result of a property insurance settlement related to a loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. Net charge-offs for the three months ended March 31, 2024 were $15,000, or less than 0.01%, of the average loan balance for the period. Net charge-offs during the three months ended March 31, 2024 were primarily attributable to commercial and industrial and consumer loans.

Management believes the ACL at March 31, 2025 is sufficient to provide adequate protection against losses in our portfolio. However, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This allowance may prove to be inadequate due to higher inflation and interest rates than anticipated, other unanticipated adverse changes in the economy, unanticipated effects of the current geopolitical and domestic political conflicts, a public health crisis, or discrete events adversely affecting specific customers or industries. We are monitoring changes and potential changes to U.S. tariff and trade policies, particularly those occurring after the end of first quarter 2025. The current environment is dynamic and uncertain. Changing U.S. tariff and trade policies could cause higher inflation, higher interest rates and slower economic growth or recession in the U.S., at least in the near term. These changes and uncertainties regarding future changes could cause deterioration in credit quality that could lead us to increase our ACL in future periods. Our results of operations and financial condition could be materially adversely affected to the extent that the allowance is insufficient to cover such changes or events.

Nonperforming Assets. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal and interest is delinquent for 90 days or more. Additionally, management may elect to continue the accrual when the estimated net available value of collateral is sufficient to cover the principal balance and accrued interest. It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period of repayment performance by the borrower. Nonperforming loans were $5.6 million, or 0.27% of total loans, at March 31, 2025, a decrease of $3.2 million compared to $8.8 million, or 0.42% of total loans, at December 31, 2024. The decrease in nonperforming loans compared to December 31, 2024 is mainly attributable to paydowns.

Loan Modifications to Borrowers Experiencing Financial Difficulty. Occasionally, we modify loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the three months ended March 31, 2025 and 2024, we did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

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

For the three months ended March 31, 2025, additions to other real estate owned were $1.0 million, which were driven by transfers of commercial real estate loans to other real estate owned. No other real estate owned was sold during the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2024, we recorded a $0.2 million write-down of other real estate owned primarily related to a former branch location based on a third-party appraisal. At March 31, 2025, approximately $1.0 million of loans secured by 1-4 family residential property were in the process of foreclosure.

The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	March 31, 2025	December 31, 2024
1-4 Family	$1,684	$1,684
Commercial real estate	4,309	3,358
Commercial and industrial	176	176
Total other real estate owned	$6,169	$5,218

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Three months ended March 31,
	2025	2024
Balance, beginning of period	$5,218	$4,438
Additions	951	42
Write-downs	—	(233)
Balance, end of period	$6,169	$4,247

Impact of Inflation. Inflation reached a near 40-year high in late 2021 primarily due to effects of the COVID-19 pandemic, and continued rising through June 2022. After June 2022, the rate of inflation generally declined; however, it has remained higher than the Federal Reserve’s target inflation rate of two percent. In response to higher inflation, the Federal Reserve increased the federal funds target rate during 2022 and 2023 as discussed in Certain Events That Affect Period-over-Period Comparability – Changing Inflation and Interest Rates, which generally increased the amount we earn on our interest-earning assets but also increased the amount we pay on our interest-bearing liabilities as discussed throughout this report. We believe that higher rates resulting from inflation and related factors led to constrained loan demand during 2023 and 2024 and through March 31, 2025. When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, if the rate of inflation accelerates in the future, this could impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for credit losses resulting from a possible increased default rate. Inflation and related higher rates have led and may continue to lead to lower loan re-financings. Inflation has also increased and may continue to increase the costs of goods and services we purchase, including the costs of salaries and benefits. We are monitoring changes and potential changes to U.S. tariff and trade policies, particularly those occurring after the end of first quarter 2025. The current environment is dynamic and uncertain. Changing U.S. tariff and trade policies could cause higher inflation, higher interest rates and slower economic growth or recession in the U.S., at least in the near term.

As noted above, the rate of inflation generally declined after June 2022. In response, from September 2024 to December 2024, the Federal Reserve reduced the federal funds target rate by 100 basis points to 4.25% to 4.50%, where it remained as of May 7, 2025. As noted above, the inflationary outlook in the U.S. remains uncertain. A decrease in the general level of interest rates may lead to, among other things, prepayments on our loan and mortgage-backed securities portfolios as borrowers refinance their loans at lower rates, lower rates on new loans, lower rates on existing variable rate loans and lower yields on investment securities, which may be offset by lower costs of interest-bearing liabilities. If interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Significant fluctuations in interest rates makes our business and balance sheet more challenging to manage. For additional information, see Interest Rate Risk below, and Item 1A. “Risk Factors – Risks Related to our Business – Changes in interest rates could have an adverse effect on our profitability” and – “Inflation and rising prices may continue to adversely affect our results of operations and financial condition” in our Annual Report.

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

Short term interest rate risk management tactics are decided by the ALCO where risk exposures exist out into the one to two-year horizon. Tactics are formulated and presented to the ALCO for discussion, modification, and/or approval. Such tactics may include asset and liability acquisitions of appropriate maturities in the cash market, loan and deposit product/pricing strategy modification, and derivatives hedging activities to the extent such activity is authorized by the Board.

Since the impact of rate changes due to mismatched balance sheet positions in the short-term can quickly and materially affect the current year’s income statement, they require constant monitoring and management.

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, four to six months, seven to twelve months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At March 31, 2025, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of March 31, 2025
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income(1)
+300	(2.0)%
+200	(1.6)%
+100	(0.5)%
-100	0.8%
-200	0.9%
-300	0.7%

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At March 31, 2025 and December 31, 2024, 69% and 68%, respectively, of our total assets were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through interest payments, principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. At March 31, 2025, 89% of our investment securities portfolio was classified as AFS, and we had gross unrealized losses in our AFS investment securities portfolio of $54.8 million and gross unrealized gains of $0.3 million. The sale of securities in a loss position would cause us to record a loss on sale of investment securities in noninterest income in the period during which the securities were sold. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At March 31, 2025, securities with a carrying value of $67.4 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $68.1 million in pledged securities at December 31, 2024.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2025, the balance of our outstanding advances with the FHLB was $60.0 million, all of which were long-term advances based on original maturity, a decrease of $7.2 million, compared to $67.2 million, consisting of $7.2 million short-term and $60.0 million long-term advances based on original maturities, at December 31, 2024. The total amount of remaining credit available to us from the FHLB at March 31, 2025 was $712.5 million. At March 31, 2025, our FHLB borrowings were collateralized by a blanket pledge of certain loans totaling approximately $951.7 million.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $11.3 million of repurchase agreements outstanding at March 31, 2025 and $8.4 million at December 31, 2024.

We maintain unsecured lines of credit with First National Bankers Bank and The Independent Bankers Bank totaling $60.0 million. These lines of credit are federal funds lines of credit and are used for overnight borrowing only. The lines of credit mature at various times within the next year. There were no outstanding balances on our unsecured lines of credit at March 31, 2025 and December 31, 2024.

At March 31, 2025, we held $43.5 million of cash and cash equivalents and maintained approximately $712.5 million of available funding from FHLB advances and maintained $60.0 million in unsecured lines of credit with correspondent banks. Cash and cash equivalents and available funding represent 102% of uninsured deposits of $803.7 million at March 31, 2025.

In addition, at March 31, 2025 and December 31, 2024, we had $17.0 million in aggregate principal amount of subordinated debt outstanding, consisting entirely of our 2032 Notes. For additional information on our 2032 Notes, see our Annual Report, Part II. Item 7. “MD&A – Discussion and Analysis of Financial Condition – Borrowings” and Note 10 to the financial statements included in such report.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. In recent years, the proportion of our deposits represented by noninterest-bearing deposits has declined primarily due to rising market interest rates as customers have migrated to higher yielding alternatives, although such proportion increased as of the end of first quarter 2025 as rates declined in the latter part of 2024. At March 31, 2025, we held $244.9 million of brokered time deposits and no brokered demand deposits as defined for federal regulatory purposes. At December 31, 2024, we held $245.5 million of brokered time deposits and $47.3 million of brokered demand deposits as defined for federal regulatory purposes. We utilize brokered time deposits to secure fixed cost funding and reduce short-term borrowings. We utilize brokered demand deposits when pricing is more favorable than other short-term borrowings. We hold QwickRate® deposits, included in our time deposit balances, which we obtain through a qualified network, to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At March 31, 2025, we held $7.7 million of QwickRate® deposits, a decrease of $5.2 million compared to $12.9 million at December 31, 2024.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three months ended March 31, 2025 and 2024.

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three months ended March 31,		Three months ended March 31,
	2025	2024	2025	2024
Noninterest-bearing demand deposits	18%	17%	—%	—%
Interest-bearing demand deposits	32	27	2.14	1.87
Brokered demand deposits	—	—	4.46	—
Savings accounts	6	5	1.06	1.01
Brokered time deposits	10	10	4.88	5.21
Time deposits	29	29	3.98	4.39
Short-term borrowings	2	9	3.56	4.66
Long-term borrowed funds	3	3	4.77	4.83
Total deposits and borrowed funds	100%	100%	2.66%	2.92%

Capital Resources. Our primary sources of capital include retained earnings, capital obtained through acquisitions, and proceeds from the sale of our capital stock and subordinated debt. We may issue additional common stock and debt securities from time to time to fund acquisitions and support our organic growth.

During the three months ended March 31, 2025 and 2024, we paid $1.0 million in dividends. We declared dividends on our common stock of $0.105 per share during the three months ended March 31, 2025 compared to dividends of $0.10 per share during the three months ended March 31, 2024. Our Board has authorized a share repurchase program, and at March 31, 2025, we had 460,653 shares of our common stock remaining authorized for repurchase under the program. During the three months ended March 31, 2025, we paid $0.6 million to repurchase 34,992 shares of our common stock, compared to paying $0.2 million to repurchase 10,525 shares of our common stock during the three months ended March 31, 2024. The aggregate purchase price does not include the effect of excise tax expense incurred on net share repurchases.

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

The Company and the Bank each were in compliance with all regulatory capital requirements at March 31, 2025 and December 31, 2024. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement for Bank to be Well Capitalized Under Prompt Corrective Action Rules
	Amount	Ratio	Amount	Ratio
March 31, 2025
Investar Holding Corporation:
Tier 1 leverage capital	$263,272	9.56%	$—	—%
Common equity tier 1 capital	253,772	11.16	—	—
Tier 1 capital	263,272	11.57	—	—
Total capital	306,175	13.46	—	—
Investar Bank:
Tier 1 leverage capital	275,698	10.03	137,457	5.00
Common equity tier 1 capital	275,698	12.14	147,636	6.50
Tier 1 capital	275,698	12.14	181,706	8.00
Total capital	301,894	13.29	227,133	10.00

December 31, 2024
Investar Holding Corporation:
Tier 1 leverage capital	$258,178	9.27%	$—	—%
Common equity tier 1 capital	248,678	10.84	—	—
Tier 1 capital	258,178	11.25	—	—
Total capital	301,259	13.13	—	—
Investar Bank:
Tier 1 leverage capital	269,733	9.70	139,092	5.00
Common equity tier 1 capital	269,733	11.77	148,925	6.50
Tier 1 capital	269,733	11.77	183,293	8.00
Total capital	296,117	12.92	229,116	10.00

Off-Balance Sheet Transactions and Lease Obligations

Swap Contracts. The Bank historically has entered into interest rate swap contracts, some of which are forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the one-month SOFR associated with the forecasted issuances of one-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. At March 31, 2025 and December 31, 2024, we had no current or forward starting interest rate swap agreements, other than interest rate swaps related to customer loans, described below. For additional information, see Note 6. Derivative Financial Instruments.

The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under ASC 815, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the  three months ended March 31, 2025  and  2024 . At  March 31, 2025  and  December 31, 2024 , we had notional amounts of $183.3 million and $186.9 million, respectively, in interest rate swap contracts with customers and $183.3 million and $186.9 million, respectively, in offsetting interest rate swap contracts with other financial institutions. At  March 31, 2025  and  December 31, 2024 , the fair value of the swap contracts consisted of gross assets of $15.1 million and $17.2 million, respectively, and gross liabilities of $15.1 million and $17.2 million, respectively, recorded in “Other assets” and “Accrued taxes and other liabilities”, respectively, in the accompanying consolidated balance sheets.

Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the ACL on loans. The reserve for unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets and was $0.1 million and $42,000 at March 31, 2025 and December 31, 2024, respectively.

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

	March 31, 2025	December 31, 2024
Loan commitments	$377,821	$377,301
Standby letters of credit	7,504	7,658

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at March 31, 2025, the Company had unfunded commitments of $0.9 million for its investment in SBIC qualified funds and other investment funds.

For the three months ended March 31, 2025 and for the year ended December 31, 2024, except as disclosed herein and in the Company’s Annual Report, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Lease Obligations. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.

The following table presents, as of March 31, 2025, contractually obligated lease payments due under non-cancelable operating leases by payment date (dollars in thousands).

Less than one year	$455
One to three years	905
Three to five years	697
Over five years	294
Total	$2,351

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2024 are set forth in the Company’s Annual Report in the section captioned “MD&A – Risk Management.” Please refer to the information in Item 2. “MD&A,” under the heading “Risk Management” in this report for additional information about the Company’s market risk for the three months ended March 31, 2025; except as discussed therein, there have been no material changes in the Company’s market risk since December 31, 2024.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

For information regarding material risk factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors disclosed in Part I. Item 1A. “Risk Factors” in the Annual Report. There have been no material changes in our risk factors as described in such Annual Report, except for certain heightened risks relating to changing U.S. trade and tariff policies particularly since the end of first quarter 2025, as discussed in “MD&A – Risk Management – Credit Risk and the Allowance for Credit Losses,” which discussion is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended March 31, 2025.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	3,500	$19.18	3,500	492,145
February 1, 2025 - February 28, 2025	19,805	18.82	19,492	472,653
March 1, 2025 - March 31, 2025	43,167	17.95	12,000	460,653
	66,472	$18.27	34,992	460,653

(1)

Includes 4,293 shares of common stock surrendered to cover the payroll taxes due upon the vesting of RSUs and 27,187 shares of common stock surrendered to satisfy the net exercise of stock options and related tax withholding obligations.

(2)	The Company has had a stock repurchase program since 2015. As of March 31, 2025, the Company had 460,653 shares remaining available under the program.

Because we are a holding company with no material business activities, our ability to pay dividends is substantially dependent upon the ability of the Bank to transfer funds to us in the form of dividends, loans and advances. The Bank’s ability to pay dividends and make other distributions and payments to us depends upon the Bank’s earnings, financial condition, general economic conditions, compliance with regulatory requirements and other factors. In addition, the Bank’s ability to pay dividends to us is itself subject to various legal, regulatory and other restrictions under federal banking laws that are described in Part I. Item 1. “Business” of our Annual Report.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Restated Articles of Incorporation of Investar Holding Corporation(1)

3.2	Amended and Restated By-laws of Investar Holding Corporation(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Indenture, dated April 6, 2022, by and among Investar Holding Corporation and UMB Bank, National Association, as trustee(4)

4.3	Form of 5.125% Fixed-to-Floating Rate Subordinated Note due 2032(5)

10.1*	Form of Restricted Stock Unit Agreement for Non-Employee Directors - Five Year Vesting

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)	Filed as exhibit 3.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(2)	Filed as exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.
(3)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(4)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.
(5)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.

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

INVESTAR HOLDING CORPORATION

Date: May 7, 2025	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	/s/ John R. Campbell
John R. Campbell
Chief Financial Officer
(Principal Financial Officer)