Form 10-Q
period 2025-06-30
Investar Holding Corp
filed 2025-08-06
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 9,827,751 shares outstanding as of August 4, 2025.

GLOSSARY OF DEFINED TERMS

Below is a listing of certain acronyms, abbreviations and defined terms, among others, used throughout this Quarterly Report on Form 10-Q.

Series A Preferred Stock	–	6.5% Series A Non-Cumulative Perpetual Convertible Preferred Stock
2029 Notes	–	5.125% Fixed-to-Floating Rate Subordinated Notes due 2029
2032 Notes	–	5.125% Fixed-to-Floating Rate Subordinated Notes due 2032
ACL	–	Allowance for Credit Losses
AFS	–	Available For Sale
ALCO	–	Asset/Liability Committee
Annual Report	–	Investar Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 12, 2025
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated Teller Machine
Bank	–	Investar Bank, National Association
Board	–	Board of Directors of Investar Holding Corporation
BOLI	–	Bank Owned Life Insurance
BTFP	–	Bank Term Funding Program
CECL	–	Current Expected Credit Loss
CODM	–	Chief Operating Decision Maker
Company	–	Investar Holding Corporation and its wholly-owned subsidiary the Bank (also, “we,” “our,” or “us”)
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
FHLB	–	Federal Home Loan Bank
FRB	–	Federal Reserve Bank of Atlanta
GAAP	–	U.S. Generally Accepted Accounting Principles
HTM	–	Held To Maturity
MD&A	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	–	North American Industry Classification System
OBBBA	–	One Big Beautiful Bill Act
OCC	–	Office of the Comptroller of the Currency
ROU	–	Right-Of-Use
RSU	–	Restricted Stock Unit
SEC	–	U.S. Securities and Exchange Commission
Securities Act	–	Securities Act of 1933, as amended
SBIC	–	Small Business Investment Company
SOFR	–	Secured Overnight Financing Rate
WFB	–	Wichita Falls Bancshares, Inc.
U.S.	–	United States

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$28,311	$26,623
Interest-bearing balances due from other banks	26,913	1,299
Cash and cash equivalents	55,224	27,922

Available for sale securities at fair value (amortized cost of $408,599 and $392,564, respectively)	355,708	331,121
Held to maturity securities at amortized cost (fair value of $43,690 and $42,144, respectively)	41,528	42,687
Loans	2,106,355	2,125,084
Less: allowance for credit losses	(26,620)	(26,721)
Loans, net	2,079,735	2,098,363
Equity securities at fair value	2,570	2,593
Nonmarketable equity securities	15,082	16,502
Bank premises and equipment, net of accumulated depreciation of $22,776 and $21,853, respectively	39,894	40,705
Other real estate owned, net	5,629	5,218
Accrued interest receivable	14,028	14,423
Deferred tax asset	15,328	17,120
Goodwill and other intangible assets, net	41,427	41,696
Bank owned life insurance	60,627	59,703
Other assets	21,285	24,759
Total assets	$2,748,065	$2,722,812

LIABILITIES
Deposits:
Noninterest-bearing	$448,459	$432,143
Interest-bearing	1,889,726	1,913,801
Total deposits	2,338,185	2,345,944
Advances from Federal Home Loan Bank	70,000	67,215
Repurchase agreements	11,023	8,376
Subordinated debt, net of unamortized issuance costs	16,717	16,697
Junior subordinated debt	8,782	8,733
Accrued taxes and other liabilities	47,429	34,551
Total liabilities	2,492,136	2,481,516

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 9,839,848 and 9,828,413 shares issued and outstanding, respectively	9,840	9,828
Surplus	146,107	146,890
Retained earnings	141,608	132,935
Accumulated other comprehensive loss	(41,626)	(48,357)
Total stockholders’ equity	255,929	241,296
Total liabilities and stockholders’ equity	$2,748,065	$2,722,812

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans	$31,140	$32,161	$61,692	$64,296
Interest on investment securities:
Taxable	2,961	2,766	5,640	5,583
Tax-exempt	665	214	1,336	452
Other interest income	593	649	1,125	1,181
Total interest income	35,359	35,790	69,793	71,512

INTEREST EXPENSE
Interest on deposits	14,456	14,865	29,096	29,710
Interest on borrowings	1,259	3,727	2,708	7,388
Total interest expense	15,715	18,592	31,804	37,098
Net interest income	19,644	17,198	37,989	34,414

Provision for credit losses	141	(415)	(3,455)	(1,834)
Net interest income after provision for credit losses	19,503	17,613	41,444	36,248

NONINTEREST INCOME
Service charges on deposit accounts	788	799	1,583	1,609
Loss on call or sale of investment securities, net	—	(383)	—	(383)
(Loss) gain on sale or disposition of fixed assets, net	—	—	(3)	427
Gain on sale of other real estate owned, net	29	712	29	712
Interchange fees	401	410	791	805
Income from bank owned life insurance	476	463	924	851
Change in the fair value of equity securities	53	—	(23)	80
Other operating income	879	749	1,336	1,397
Total noninterest income	2,626	2,750	4,637	5,498
Income before noninterest expense	22,129	20,363	46,081	41,746

NONINTEREST EXPENSE
Depreciation and amortization	710	787	1,431	1,599
Salaries and employee benefits	10,257	9,593	19,860	18,841
Occupancy	675	696	1,316	1,277
Data processing	914	893	1,811	1,830
Marketing	112	72	223	113
Professional fees	468	471	1,059	890
Gain on early extinguishment of subordinated debt	—	(287)	—	(502)
Acquisition expense	182	—	341	—
Other operating expenses	3,382	3,252	6,897	6,725
Total noninterest expense	16,700	15,477	32,938	30,773
Income before income tax expense	5,429	4,886	13,143	10,973
Income tax expense	935	829	2,356	2,209
Net income	$4,494	$4,057	$10,787	$8,764

EARNINGS PER SHARE
Basic earnings per share	$0.46	$0.41	$1.10	$0.89
Diluted earnings per share	0.46	0.41	1.09	0.89
Cash dividends declared per common share	0.11	0.10	0.215	0.20

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$4,494	$4,057	$10,787	$8,764
Other comprehensive income (loss):
Investment securities:
Unrealized gain (loss), available for sale, net of tax expense (benefit) of $339, ($108), $1,821 and ($1,139), respectively	1,253	(407)	6,731	(4,217)
Reclassification of realized loss, available for sale, net of tax benefit of $0, $80, $0 and $80, respectively	—	303	—	303
Total other comprehensive income (loss)	1,253	(104)	6,731	(3,914)
Total comprehensive income	$5,747	$3,953	$17,518	$4,850

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	(Loss) Income	Equity
Three months ended:
June 30, 2024
Balance at beginning of period	$9,782	$145,739	$120,441	$(48,957)	$227,005
Surrendered shares	(87)	(1,270)	—	—	(1,357)
Options exercised	82	1,081	—	—	1,163
Dividends declared, $0.10 per share	—	—	(988)	—	(988)
Stock-based compensation	58	456	—	—	514
Shares repurchased	(6)	(88)	—	—	(94)
Net income	—	—	4,057	—	4,057
Other comprehensive loss, net	—	—	—	(104)	(104)
Balance at end of period	$9,829	$145,918	$123,510	$(49,061)	$230,196

June 30, 2025
Balance at beginning of period	$9,821	$146,598	$138,197	$(42,879)	$251,737
Surrendered shares	(24)	(391)	—	—	(415)
Options exercised	4	59	—	—	63
Dividends declared, $0.11 per share	—	—	(1,083)	—	(1,083)
Stock-based compensation	75	439	—	—	514
Shares repurchased	(36)	(598)	—	—	(634)
Net income	—	—	4,494	—	4,494
Other comprehensive income, net	—	—	—	1,253	1,253
Balance at end of period	$9,840	$146,107	$141,608	$(41,626)	$255,929

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	(Loss) Income	Equity
Six months ended:
June 30, 2024
Balance at beginning of period	$9,748	$145,456	$116,711	$(45,147)	$226,768
Surrendered shares	(94)	(1,378)	—	—	(1,472)
Options exercised	96	1,263	—	—	1,359
Dividends declared, $0.20 per share	—	—	(1,965)	—	(1,965)
Stock-based compensation	96	827	—	—	923
Shares repurchased	(17)	(250)	—	—	(267)
Net income	—	—	8,764	—	8,764
Other comprehensive loss, net	—	—	—	(3,914)	(3,914)
Balance at end of period	$9,829	$145,918	$123,510	$(49,061)	$230,196

June 30, 2025
Balance at beginning of period	$9,828	$146,890	$132,935	$(48,357)	$241,296
Surrendered shares	(56)	(931)	—	—	(987)
Options exercised	34	501	—	—	535
Dividends declared, $0.215 per share	—	—	(2,114)	—	(2,114)
Stock-based compensation	105	859	—	—	964
Shares repurchased	(71)	(1,212)	—	—	(1,283)
Net income	—	—	10,787	—	10,787
Other comprehensive income, net	—	—	—	6,731	6,731
Balance at end of period	$9,840	$146,107	$141,608	$(41,626)	$255,929

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2025	2024
Net income	$10,787	$8,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,431	1,599
Provision for credit losses	(3,455)	(1,834)
Net amortization (accretion) of purchase accounting adjustments	26	(40)
Provision for other real estate owned	296	233
Net (accretion) amortization of securities	(200)	26
Loss on call or sale of investment securities, net	—	383
Loss (gain) on sale or disposition of fixed assets, net	3	(427)
Gain on sale of other real estate owned, net	(29)	(712)
Gain on early extinguishment of subordinated debt	—	(502)
FHLB stock dividend	(146)	(89)
Stock-based compensation	964	923
Deferred taxes	(28)	375
Net change in value of bank owned life insurance	(924)	(851)
Amortization of subordinated debt issuance costs	21	44
Change in the fair value of equity securities	23	(80)
Net change in:
Accrued interest receivable	395	180
Other assets	(585)	(999)
Accrued taxes and other liabilities	(923)	3,669
Net cash provided by operating activities	7,656	10,662

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	7,906
Purchases of securities available for sale	(39,610)	(6,601)
Purchases of securities held to maturity	—	(1,500)
Proceeds from maturities, prepayments and calls of investment securities available for sale	23,777	18,620
Proceeds from maturities, prepayments and calls of investment securities held to maturity	1,156	3,510
Proceeds from redemption or sale of nonmarketable equity securities	2,315	1,683
Purchases of nonmarketable equity securities	(748)	(2,078)
Purchases of equity securities at fair value	—	(1,000)
Net decrease in loans	21,147	43,582
Proceeds from sales of other real estate owned	272	1,775
Proceeds from sales of fixed assets	—	1,340
Purchases of fixed assets	(431)	(279)
Proceeds from surrender of bank owned life insurance	—	8,440
Purchases of bank owned life insurance	—	(10,000)
Purchases of other investments	(80)	(65)
Distributions from investments	117	91
Net cash provided by investing activities	7,915	65,424

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net decrease in customer deposits	(7,752)	(45,469)
Net increase (decrease) in repurchase agreements	2,647	(1,201)
Net increase in short-term FHLB advances	2,785	—
Net increase in borrowings under the Bank Term Funding Program	—	16,500
Cash dividends paid on common stock	(2,063)	(1,957)
Proceeds from stock options exercised	63	1,359
Payments to repurchase common stock	(1,283)	(267)
Advanced proceeds from preferred stock offering	17,334	—
Extinguishment of subordinated debt	—	(7,388)
Net cash provided by (used in) financing activities	11,731	(38,423)
Net change in cash and cash equivalents	27,302	37,663
Cash and cash equivalents, beginning of period	27,922	32,009
Cash and cash equivalents, end of period	$55,224	$69,672

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfer from loans to other real estate owned	$951	$230

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a financial holding company, headquartered in Baton Rouge, Louisiana that provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association, a national bank, primarily to meet the needs of individuals, professionals and small to medium-sized businesses. The Company’s primary markets are in south Louisiana, southeast Texas and Alabama. At  June 30, 2025 , the Company operated 20 full service branches located in Louisiana, three full service branches located in Texas and six full service branches located in Alabama and had 337 full-time equivalent employees.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024, including the notes thereto, which were included as part of the Company’s Annual Report.

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

NOTE 2. EARNINGS PER SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2025 and 2024 (in thousands, except share data).

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Earnings per common share – basic
Net income allocated to common shareholders	$4,494	$4,057	$10,787	$8,764
Weighted average basic shares outstanding	9,844,351	9,827,903	9,838,521	9,798,764
Basic earnings per common share	$0.46	$0.41	$1.10	$0.89

Earnings per common share – diluted
Net income allocated to common shareholders	$4,494	$4,057	$10,787	$8,764
Weighted average basic shares outstanding	9,844,351	9,827,903	9,838,521	9,798,764
Dilutive effect of securities	114,043	74,267	100,101	58,408
Total weighted average diluted shares outstanding	9,958,394	9,902,170	9,938,622	9,857,172
Diluted earnings per common share	$0.46	$0.41	$1.09	$0.89

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Stock options	4,206	3,722	4,167	3,171
RSUs	265	16,479	446	4,103

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. INVESTMENT SECURITIES

Debt Securities

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
June 30, 2025
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$17,361	$43	$(231)	$17,173
Obligations of state and political subdivisions	17,726	—	(1,976)	15,750
Corporate bonds	26,910	24	(1,928)	25,006
Residential mortgage-backed securities	274,593	261	(41,550)	233,304
Commercial mortgage-backed securities	72,009	210	(7,744)	64,475
Total	$408,599	$538	$(53,429)	$355,708

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2024
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$15,985	$47	$(325)	$15,707
Obligations of state and political subdivisions	18,363	—	(2,243)	16,120
Corporate bonds	29,772	8	(2,513)	27,267
Residential mortgage-backed securities	256,272	39	(47,543)	208,768
Commercial mortgage-backed securities	72,172	133	(9,046)	63,259
Total	$392,564	$227	$(61,670)	$331,121

The Company calculates realized gains and losses on sales of debt securities under the specific identification method. Proceeds from sales of investment securities classified as AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Proceeds from sales	$—	$7,906	$—	$7,906
Gross gains	$—	$—	$—	$—
Gross losses	$—	$(383)	$—	$(383)

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
June 30, 2025
Obligations of state and political subdivisions	$39,584	$2,442	$(80)	$41,946
Residential mortgage-backed securities	1,944	—	(200)	1,744
Total	$41,528	$2,442	$(280)	$43,690

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2024
Obligations of state and political subdivisions	$40,618	$70	$(365)	$40,323
Residential mortgage-backed securities	2,069	—	(248)	1,821
Total	$42,687	$70	$(613)	$42,144

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of June 30, 2025 or December 31, 2024.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The approximate fair value of AFS securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2025
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$3,418	$(14)	$3,310	$(217)	$6,728	$(231)
Obligations of state and political subdivisions	3,710	(125)	12,040	(1,851)	15,750	(1,976)
Corporate bonds	2,736	(29)	19,793	(1,899)	22,529	(1,928)
Residential mortgage-backed securities	8,892	(89)	195,201	(41,461)	204,093	(41,550)
Commercial mortgage-backed securities	8,712	(118)	40,627	(7,626)	49,339	(7,744)
Total	$27,468	$(375)	$270,971	$(53,054)	$298,439	$(53,429)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2024
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$5,505	$(20)	$4,012	$(305)	$9,517	$(325)
Obligations of state and political subdivisions	3,434	(99)	12,686	(2,144)	16,120	(2,243)
Corporate bonds	1,947	(5)	24,326	(2,508)	26,273	(2,513)
Residential mortgage-backed securities	5,432	(103)	198,803	(47,440)	204,235	(47,543)
Commercial mortgage-backed securities	9,226	(134)	42,293	(8,912)	51,519	(9,046)
Total	$25,544	$(361)	$282,120	$(61,309)	$307,664	$(61,670)

At  June 30, 2025, 679 of the Company’s AFS debt securities had unrealized losses totaling 15.2% of the individual securities’ amortized cost basis and 13.1% of the Company’s total amortized cost basis of the AFS investment securities portfolio. At such date, 612 of the 679 securities had been in a continuous loss position for over 12 months.

The approximate fair value of HTM securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2025
Obligations of state and political subdivisions	$—	$—	$2,261	$(80)	$2,261	$(80)
Residential mortgage-backed securities	—	—	1,744	(200)	1,744	(200)
Total	$—	$—	$4,005	$(280)	$4,005	$(280)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2024
Obligations of state and political subdivisions	$10,795	$(209)	$2,458	$(156)	$13,253	$(365)
Residential mortgage-backed securities	—	—	1,821	(248)	1,821	(248)
Total	$10,795	$(209)	$4,279	$(404)	$15,074	$(613)

Unrealized losses are generally due to changes in market interest rates. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. Due to the nature of the investments, current market prices, and the current interest rate environment, the Company determined that these declines were not attributable to credit losses at June 30, 2025 or December 31, 2024.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and approximate fair value of investment debt securities, by contractual maturity, are shown below as of June 30, 2025 (dollars in thousands). Actual maturities  may differ from contractual maturities due to mortgage-backed securities whereby borrowers  may have the right to call or prepay obligations with or without call or prepayment penalties and certain callable bonds whereby the issuer has the option to call the bonds prior to contractual maturity.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
June 30, 2025
Due within one year	$2,158	$2,154	$—	$—
Due after one year through five years	29,565	29,113	2,341	2,261
Due after five years through ten years	30,126	28,005	2,740	2,807
Due after ten years	346,750	296,436	36,447	38,622
Total debt securities	$408,599	$355,708	$41,528	$43,690

Accrued interest receivable on the Company’s investment securities was $2.1 million and $1.9 million at  June 30, 2025 and  December 31, 2024, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

At June 30, 2025, securities with a carrying value of $40.8 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $68.1 million in pledged securities at December 31, 2024.

Equity Securities

Equity securities at fair value include marketable securities in corporate stocks and mutual funds and totaled $2.6 million at  June 30, 2025 and  December 31, 2024.

Nonmarketable equity securities primarily consist of FHLB stock and FRB stock. Members of the FHLB and FRB are required to own a certain amount of stock based on the level of borrowings and other factors and  may invest in additional amounts. FHLB stock and FRB stock are carried at cost, restricted as to redemption, and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income. Nonmarketable equity securities also include investments in other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of nonmarketable equity securities at  June 30, 2025 and  December 31, 2024 was $15.1 million and $16.5 million, respectively.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	June 30, 2025	December 31, 2024
Construction and development	$141,654	$154,553
1-4 Family	387,796	396,815
Multifamily	102,569	84,576
Farmland	4,519	6,977
Commercial real estate	928,191	944,548
Total mortgage loans on real estate	1,564,729	1,587,469
Commercial and industrial	531,460	526,928
Consumer	10,166	10,687
Total loans	$2,106,355	$2,125,084

Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees, net of direct loan origination costs and commitment fees, are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable. Unamortized premiums and discounts on loans, included in the total loans balances above, were $0.1 million at both  June 30, 2025 and  December 31, 2024, and unearned income, or deferred fees, on loans was $1.1 million and $1.0 million at  June 30, 2025 and  December 31, 2024, respectively, and is also included in the total loans balance in the table above.

The tables below provide an analysis of the aging of loans as of  June 30, 2025 and  December 31, 2024 (dollars in thousands).

	June 30, 2025
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$141,629	$2	$17	$6	$141,654	$—
1-4 Family	382,780	893	787	3,336	387,796	—
Multifamily	101,919	—	650	—	102,569	—
Farmland	4,519	—	—	—	4,519	—
Commercial real estate	925,307	983	1,901	—	928,191	—
Total mortgage loans on real estate	1,556,154	1,878	3,355	3,342	1,564,729	—
Commercial and industrial	531,320	69	43	28	531,460	26
Consumer	10,061	31	10	64	10,166	—
Total loans	$2,097,535	$1,978	$3,408	$3,434	$2,106,355	$26

	December 31, 2024
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$154,461	$86	$—	$6	$154,553	$—
1-4 Family	387,782	5,200	1,054	2,779	396,815	—
Multifamily	84,576	—	—	—	84,576	—
Farmland	6,977	—	—	—	6,977	—
Commercial real estate	942,493	458	48	1,549	944,548	—
Total mortgage loans on real estate	1,576,289	5,744	1,102	4,334	1,587,469	—
Commercial and industrial	526,329	64	270	265	526,928	—
Consumer	10,377	87	65	158	10,687	2
Total loans	$2,112,995	$5,895	$1,437	$4,757	$2,125,084	$2

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below provide an analysis of nonaccrual loans as of  June 30, 2025 and  December 31, 2024 (dollars in thousands).

	June 30, 2025
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
Construction and development	$23	$—	$23
1-4 Family	989	2,967	3,956
Multifamily	—	—	—
Farmland	—	—	—
Commercial real estate	1,575	1,748	3,323
Total mortgage loans on real estate	2,587	4,715	7,302
Commercial and industrial	83	—	83
Consumer	53	15	68
Total loans	$2,723	$4,730	$7,453

	December 31, 2024
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
Construction and development	$24	$—	$24
1-4 Family	1,475	2,336	3,811
Multifamily	—	—	—
Farmland	—	—	—
Commercial real estate	4,168	123	4,291
Total mortgage loans on real estate	5,667	2,459	8,126
Commercial and industrial	252	230	482
Consumer	211	5	216
Total loans	$6,130	$2,694	$8,824

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, the borrower’s debt service capacity is considered through the analysis of current financial information, if available, and/or current information with regard to the collateral position. Regulatory provisions would typically require the placement of a loan on nonaccrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and payment of future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower. No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the six months ended June 30, 2025 and 2024.

Collateral Dependent Loans

Collateral dependent loans are loans for which the repayments, on the basis of the Company’s assessment at the reporting date, are expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Loans that do not share risk characteristics are excluded from the loan pools and evaluated on an individual basis, and the Company has determined to evaluate collateral dependent loans individually for impairment. The ACL for collateral dependent loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The Company’s collateral dependent loans include all nonaccrual loans shown in the tables above at  June 30, 2025 and  December 31, 2024. The types of collateral that secure collateral dependent loans are discussed under “Portfolio Segment Risk Factors” below.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below present the Company’s loan portfolio by year of origination, category, and credit quality indicator as of June 30, 2025 and  December 31, 2024 (dollars in thousands). Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at  June 30, 2025 and  December 31, 2024.

	June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Construction and development
Pass	$16,036	$43,397	$32,292	$14,775	$3,088	$2,865	$19,107	$131,560
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	4,504	4,842	725	23	—	10,094
Total construction and development	$16,036	$43,397	$36,796	$19,617	$3,813	$2,888	$19,107	$141,654

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 Family
Pass	$6,449	$10,310	$35,266	$91,640	$69,916	$112,443	$56,074	$382,098
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	225	312	1,495	836	2,572	258	5,698
Total 1-4 family	$6,449	$10,535	$35,578	$93,135	$70,752	$115,015	$56,332	$387,796

Current-period gross charge-offs	$—	$—	$—	$—	$—	$(23)	$—	$(23)

Multifamily
Pass	$6,864	$1,595	$22,947	$45,828	$11,696	$7,478	$129	$96,537
Special Mention	—	—	—	—	—	3,875	—	3,875
Substandard	—	—	—	650	—	1,507	—	2,157
Total multifamily	$6,864	$1,595	$22,947	$46,478	$11,696	$12,860	$129	$102,569

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$495	$70	$493	$210	$362	$2,200	$689	$4,519
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total farmland	$495	$70	$493	$210	$362	$2,200	$689	$4,519

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$61,645	$44,111	$72,269	$279,769	$194,224	$248,834	$8,748	$909,600
Special Mention	—	—	—	—	1,605	3,948	—	5,553
Substandard	—	2,577	359	1,283	4,003	4,816	—	13,038
Total commercial real estate	$61,645	$46,688	$72,628	$281,052	$199,832	$257,598	$8,748	$928,191

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$43,317	$20,010	$28,222	$114,964	$20,056	$18,315	$285,113	$529,997
Special Mention	—	—	—	—	—	—	973	973
Substandard	—	381	—	—	—	83	26	490
Total commercial and industrial	$43,317	$20,391	$28,222	$114,964	$20,056	$18,398	$286,112	$531,460

Current-period gross charge-offs	$—	$(28)	$(78)	$(7)	$(24)	$—	$(43)	$(180)

Consumer
Pass	$2,976	$2,792	$1,567	$988	$438	$758	$553	$10,072
Special Mention	—	—	—	—	—	—	—	—
Substandard	1	—	—	6	—	87	—	94
Total consumer	$2,977	$2,792	$1,567	$994	$438	$845	$553	$10,166

Current-period gross charge-offs	$(30)	$(1)	$(10)	$(6)	$(7)	$(1)	$—	$(55)

Total loans
Pass	$137,782	$122,285	$193,056	$548,174	$299,780	$392,893	$370,413	$2,064,383
Special Mention	—	—	—	—	1,605	7,823	973	10,401
Substandard	1	3,183	5,175	8,276	5,564	9,088	284	31,571
Total loans	$137,783	$125,468	$198,231	$556,450	$306,949	$409,804	$371,670	$2,106,355

Current-period gross charge-offs	$(30)	$(29)	$(88)	$(13)	$(31)	$(24)	$(43)	$(258)

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

The Company had no loans that were classified as doubtful or loss at  June 30, 2025 or  December 31, 2024.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets, the balances of which were $41.0 million and $38.2 million at June 30, 2025 and  December 31, 2024, respectively. The unpaid principal balances of these loans were approximately $220.2 million and $175.0 million at June 30, 2025 and  December 31, 2024, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as to companies of which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $35.6 million and $43.6 million as of June 30, 2025 and  December 31, 2024, respectively. No related party loans were classified as nonperforming or nonaccrual at  June 30, 2025 or  December 31, 2024.

The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	June 30, 2025	December 31, 2024
Balance, beginning of period	$43,647	$46,000
New loans/changes in relationship	170	620
Repayments/changes in relationship	(8,168)	(2,973)
Balance, end of period	$35,649	$43,647

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company made the accounting policy election to exclude accrued interest receivable from the amortized cost of loans and the estimate of the ACL. Accrued interest receivable on the Company’s loans was $11.9 million and $12.5 million at  June 30, 2025 and  December 31, 2024, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

The table below shows a summary of the activity in the ACL for the three and six months ended June 30, 2025 and 2024 (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$26,435	$29,114	$26,721	$30,540
Provision for credit losses on loans(1)	172	(298)	(3,523)	(1,709)
Charge-offs	(131)	(274)	(258)	(377)
Recoveries	144	78	3,680	166
Balance, end of period	$26,620	$28,620	$26,620	$28,620

(1)	For the three months ended June 30, 2025, the $0.1 million provision for credit losses on the consolidated statement of income includes a $0.2 million provision for loan losses and a $31,000 negative provision for unfunded loan commitments. For the six months ended June 30, 2025, the $3.5 million negative provision for credit losses on the consolidated statement of income includes a $3.5 million negative provision for loan losses and a $68,000 provision for unfunded loan commitments. For the three months ended June 30, 2024, the $0.4 million negative provision for credit losses on the consolidated statement of income includes a $0.3 million negative provision for loan losses and a $0.1 million negative provision for unfunded loan commitments. For the six months ended June 30, 2024, the $1.8 million negative provision for credit losses on the consolidated statement of income includes a $1.7 million negative provision for loan losses and a $0.1 million negative provision for unfunded loan commitments.

The provision for credit losses for the three months ended  June 30, 2025 was primarily due to changes in the economic forecast and loan mix. The negative provision for credit losses for the six months ended June 30, 2025 was primarily due to a $3.3 million recovery during the first quarter of 2025 of loans previously charged off as a result of a property insurance settlement related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. The negative provision for credit losses for the three months ended  June 30, 2024 was primarily due to a decrease in total loans and aging of existing loans. The negative provision for credit losses for the six months ended June 30, 2024 was primarily due to a decrease in total loans, aging of existing loans, and, to a lesser extent, the completion of our annual CECL allowance model recalibration, which resulted in lower historical loss rates.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables outline the activity in the ACL by collateral type for the three and six months ended June 30, 2025 and 2024, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of  June 30, 2025 and 2024 (dollars in thousands).

	Three months ended June 30, 2025
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,258	$6,552	$1,497	$8	$12,018	$5,002	$100	$26,435
Provision for credit losses on loans	55	(198)	(3)	(4)	(14)	325	11	172
Charge-offs	—	—	—	—	—	(102)	(29)	(131)
Recoveries	—	80	—	1	8	38	17	144
Ending balance	$1,313	$6,434	$1,494	$5	$12,012	$5,263	$99	$26,620

	Three months ended June 30, 2024
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,574	$5,928	$1,535	$9	$12,271	$7,676	$121	$29,114
Provision for credit losses on loans	58	(84)	(17)	—	(41)	(205)	(9)	(298)
Charge-offs	(149)	(106)	—	—	—	—	(19)	(274)
Recoveries	9	3	—	—	—	58	8	78
Ending balance	$1,492	$5,741	$1,518	$9	$12,230	$7,529	$101	$28,620

	Six months ended June 30, 2025
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,145	$5,603	$1,185	$8	$11,759	$6,933	$88	$26,721
Provision for credit losses on loans	167	766	309	(4)	(3,069)	(1,737)	45	(3,523)
Charge-offs	—	(23)	—	—	—	(180)	(55)	(258)
Recoveries	1	88	—	1	3,322	247	21	3,680
Ending balance	$1,313	$6,434	$1,494	$5	$12,012	$5,263	$99	$26,620
Ending allowance balance for loans individually evaluated for impairment	—	255	—	—	150	—	3	408
Ending allowance balance for loans collectively evaluated for impairment	1,313	6,179	1,494	5	11,862	5,263	96	26,212
Loans receivable:
Balance of loans individually evaluated for impairment	23	3,956	—	—	3,323	83	68	7,453
Balance of loans collectively evaluated for impairment	141,631	383,840	102,569	4,519	924,868	531,377	10,098	2,098,902
Total period-end balance	$141,654	$387,796	$102,569	$4,519	$928,191	$531,460	$10,166	$2,106,355

	Six months ended June 30, 2024
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,471	$9,129	$1,124	$2	$10,691	$6,920	$203	$30,540
Provision for credit losses on loans	(848)	(3,290)	394	(29)	1,539	586	(61)	(1,709)
Charge-offs	(149)	(106)	—	—	—	(66)	(56)	(377)
Recoveries	18	8	—	36	—	89	15	166
Ending balance	$1,492	$5,741	$1,518	$9	$12,230	$7,529	$101	$28,620
Ending allowance balance for loans individually evaluated for impairment	14	116	—	—	—	195	8	333
Ending allowance balance for loans collectively evaluated for impairment	1,478	5,625	1,518	9	12,230	7,334	93	28,287
Loans receivable:
Balance of loans individually evaluated for impairment	26	3,789	—	—	546	444	107	4,912
Balance of loans collectively evaluated for impairment	177,814	410,967	104,269	7,542	942,894	507,378	10,983	2,161,847
Total period-end balance	$177,840	$414,756	$104,269	$7,542	$943,440	$507,822	$11,090	$2,166,759

Loan Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination of such concessions. Modifications that do not impact the contractual payments terms, such as covenant waivers, modification of a contingent acceleration clauses, and insignificant payment delays are not included in the disclosures. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the six months ended June 30, 2025 and 2024, the Company did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive (Loss) Income

Activity within the balances in accumulated other comprehensive (loss) income, net is shown in the table below (dollars in thousands).

	Three months ended June 30,
	2025			2024
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized (loss) gain, AFS, net	$(37,954)	$1,253	$(36,701)	$(43,437)	$(407)	$(43,844)
Reclassification of realized (gain) loss, AFS, net	(4,926)	—	(4,926)	(5,521)	303	(5,218)
Unrealized gain, transfer from AFS to HTM, net	1	—	1	1	—	1
Accumulated other comprehensive (loss) income	$(42,879)	$1,253	$(41,626)	$(48,957)	$(104)	$(49,061)

	Six months ended June 30,
	2025			2024
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized (loss) gain, AFS, net	$(43,432)	$6,731	$(36,701)	$(39,627)	$(4,217)	$(43,844)
Reclassification of realized (gain) loss, AFS, net	(4,926)	—	(4,926)	(5,521)	303	(5,218)
Unrealized gain, transfer from AFS to HTM, net	1	—	1	1	—	1
Accumulated other comprehensive (loss) income	$(48,357)	$6,731	$(41,626)	$(45,147)	$(3,914)	$(49,061)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. STOCK-BASED COMPENSATION

Equity Incentive Plan. The Company’s Amended and Restated 2017 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity awards, such as restricted stock, RSUs, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. Under the Plan, a total of 1,200,000 shares of common stock are reserved, 600,000 of which were authorized in 2021, for issuance to eligible participants pursuant to equity awards under the Plan. The Plan is administered by the Compensation Committee of the Board, which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, equity awards will be granted. The Compensation Committee, in its discretion,  may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee  may approve the terms of equity awards to the Company’s executive officers and directors. At  June 30, 2025, approximately 205,635 shares remain available for grant under the plan.

Stock Options

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards. The Black-Scholes option pricing model incorporates various subjective assumptions, including expected term and expected volatility. Expected volatility was determined based on the historical volatilities of the Company.

The table below shows the assumptions used for the stock options granted during the six months ended June 30, 2024. The Company did not grant any stock options during the six months ended June 30, 2025.

Dividend yield	2.45%
Expected volatility	40.80%
Risk-free interest rate	4.29%
Expected term (in years)	6.5
Weighted average grant date fair value	$ 6.04

Stock option expense of $32,000 and $0.1 million is included in “Salaries and employee benefits” in the accompanying consolidated statements of income for the three and six months ended June 30, 2025, respectively, and $40,000 and $0.1 million for the three and six months ended June 30, 2024, respectively. At  June 30, 2025, there was $0.3 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.9 years.

The table below summarizes the Company’s stock option activity for the periods presented.

	Six months ended June 30,
	2025		2024
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	260,602	$18.37	326,605	$17.32
Granted	—	—	29,997	16.35
Exercised	(34,000)	15.74	(96,000)	14.16
Outstanding, end of period	226,602	$18.77	260,602	$18.37
Exercisable, end of period	168,786	$19.64	174,872	$19.15

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock and RSUs

Under the Plan, the Company  may grant restricted stock, RSUs, and other stock-based awards to Plan participants, subject to forfeiture upon the occurrence of certain events until the vesting dates specified in the participant’s award agreement. Historically, the Company granted restricted stock awards to Plan participants. Beginning in 2019, the Company began granting time vested RSUs to its non-employee directors and certain officers of the Company instead, with vesting terms ranging from two years to five years. The RSUs do not have voting rights and do not receive dividends or dividend equivalents. As of  May 1, 2023, all of the previously granted shares of restricted stock had vested, and only outstanding RSUs remained.

Compensation expense for RSUs, which is calculated based on the market price of the Company’s common stock at the grant date applied to the total number of units granted, is recognized on a straight-line basis over the requisite service period of generally five years for employees and, through the end of 2024, two years for non-employee directors. Beginning on January 1, 2025, grants of RSUs to non-employee directors generally vest over a service period of five years. Upon vesting of RSUs, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the consolidated statements of income.

Compensation expense related RSUs of $0.5 million and $0.9 million is included in the accompanying consolidated statements of income for the three and six months ended June 30, 2025, respectively, and $0.5 million and $0.8 million for the three and six months ended June 30, 2024, respectively. The unearned compensation related to these awards is amortized to compensation expense over the vesting period. As of  June 30, 2025, unearned stock-based compensation cost associated with these awards totaled approximately $5.3 million and is expected to be recognized over a weighted average period of 3.6 years.

The following table summarizes the RSU activity for the periods presented.

	Six months ended June 30,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, beginning of period	323,820	$16.65	336,749	$17.37
Granted	134,182	17.76	110,886	16.41
Forfeited	(4,760)	16.37	(25,266)	17.06
Earned and issued	(104,377)	17.65	(95,644)	18.81
Balance, end of period	348,865	$16.78	326,725	$16.65

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its liability management, the Company has historically utilized pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month SOFR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. To mitigate credit risk, securities were pledged to the Company by the counterparties in an amount greater than or equal to the gain position of the derivative contracts. Conversely, securities were pledged to the counterparties by the Company in an amount greater than or equal to the loss position of the derivative contracts, if applicable. There were no assets or liabilities recorded in the accompanying consolidated balance sheets at June 30, 2025 or  December 31, 2024 associated with the swap contracts, other than interest rate swaps related to customer loans, described below.

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”). The Company did not recognize any net gains or losses in other operating income resulting from fair value adjustments of these swap agreements during the three and six months ended June 30, 2025 and 2024.

The table below presents the notional amounts and fair values of the Company’s derivative financial instruments as well as their classification on the accompanying consolidated balance sheets at  June 30, 2025 and  December 31, 2024 (dollars in thousands).

		Fair Value
	Notional(1)	Derivative Assets(2)	Derivative Liabilities(2)
June 30, 2025
Interest rate swaps	$371,230	$13,096	$13,096

December 31, 2024
Interest rate swaps	$373,845	$17,195	$17,195

(1)	At June 30, 2025 the Company had notional amounts of $185.6 million in interest rate swap contracts with customers and $185.6 million in offsetting interest rate swap contracts with other financial institutions. At December 31, 2024 the Company had notional amounts of $186.9 million in interest rate swap contracts with customers and $186.9 million in offsetting interest rate swap contracts with other financial institutions.
(2)	Derivative assets and liabilities are reported at fair value in “Other assets” and “Accrued taxes and other liabilities,” respectively, in the accompanying consolidated balance sheets.

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

The Company holds SBIC qualified funds and other investment funds that do not have a readily determinable fair value. In accordance with ASC 820, these investments are measured at fair value using the net asset value practical expedient and are not required to be classified in the fair value hierarchy. At both  June 30, 2025 and  December 31, 2024, the fair values of these investments were $3.8 million and are included in “Other assets” in the accompanying consolidated balance sheets.

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

Management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data. At June 30, 2025 and  December 31, 2024, substantially all of the Company’s level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.

Derivative Financial Instruments – The fair value for interest rate swap agreements is based upon the amounts required to settle the contracts. These derivative instruments are classified in level 2 of the fair value hierarchy.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$17,173	$—	$17,173	$—
Obligations of state and political subdivisions	15,750	—	12,282	3,468
Corporate bonds	25,006	—	25,006	—
Residential mortgage-backed securities	233,304	—	233,304	—
Commercial mortgage-backed securities	64,475	—	64,475	—
Equity securities at fair value	2,570	2,570	—	—
Interest rate swaps - gross assets	13,096	—	13,096	—
Total assets	$371,374	$2,570	$365,336	$3,468
Liabilities:
Interest rate swaps - gross liabilities	$13,096	$—	$13,096	$—

December 31, 2024
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$15,707	$—	$15,707	$—
Obligations of state and political subdivisions	16,120	—	11,803	4,317
Corporate bonds	27,267	—	26,773	494
Residential mortgage-backed securities	208,768	—	208,768	—
Commercial mortgage-backed securities	63,259	—	63,259	—
Equity securities at fair value	2,593	2,593	—	—
Interest rate swaps - gross assets	17,195	—	17,195	—
Total assets	$350,909	$2,593	$343,505	$4,811
Liabilities:
Interest rate swaps - gross liabilities	$17,195	$—	$17,195	$—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the six months ended June 30, 2025 and 2024 (dollars in thousands).

	Obligations of State and Political Subdivisions	Corporate Bonds
Balance at December 31, 2024	$4,317	$494
Realized gain (loss) included in earnings	—	—
Unrealized gain included in other comprehensive income	68	6
Purchases	—	—
Sales	—	—
Maturities, prepayments, and calls	(917)	(500)
Transfers into level 3	—	—
Transfers out of level 3	—	—
Balance at June 30, 2025	$3,468	$—

	Obligations of State and Political Subdivisions	Corporate Bonds
Balance at December 31, 2023	$5,250	$463
Realized gain (loss) included in earnings	—	—
Unrealized (loss) gain included in other comprehensive loss	(856)	12
Purchases	—	—
Sales	—	—
Maturities, prepayments, and calls	(27)	—
Transfers into level 3	—	—
Transfers out of level 3	—	—
Balance at June 30, 2024	$4,367	$475

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at June 30, 2025 and  December 31, 2024. For the six months ended June 30, 2025 and 2024, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of level 3 assets measured at fair value on a recurring basis at June 30, 2025 and  December 31, 2024 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts
June 30, 2025
Obligations of state and political subdivisions	$3,468	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 9%

December 31, 2024
Obligations of state and political subdivisions	$4,317	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	2% - 15%
Corporate bonds	494	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	1%

(1)	Fair values determined through valuation analysis using coupon, yield (discount margin), liquidity and expected repayment dates.

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

Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of  June 30, 2025 and  December 31, 2024. There were no liabilities measured on a nonrecurring basis at June 30, 2025 or December 31, 2024 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(3)
June 30, 2025
Loans individually evaluated for impairment(1)	$2,724	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	1% - 47%	7%
Other real estate owned(2)	1,959	Underlying collateral value, third party appraisals	Collateral discounts and discount rates	13% - 14%	13%

December 31, 2024
Loans individually evaluated for impairment(1)	$2,174	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	0% - 79%	31%
Other real estate owned(2)	900	Underlying collateral value, third party appraisals	Collateral discounts and discount rates	18%	18%

(1)	Loans individually evaluated for impairment that were re-measured during the period had a carrying value of $2.9 million and $2.4 million at June 30, 2025 and December 31, 2024, respectively, with related ACL of $0.2 million as of such dates.
(2)	Other real estate owned that was re-measured during the period had a carrying value of $2.0 million at June 30, 2025. During the six months ended June 30, 2025, the Company recorded a $0.3 million write-down of other real estate owned which is included as part of “Other operating expenses” in noninterest expense on the accompanying consolidated statement of income. Other real estate owned that was re-measured during the period had a carrying value of $0.9 million at December 31, 2024. During the six months ended June 30, 2024, the Company recorded a $0.2 million write-down of other real estate owned which is included as part of “Other operating expenses” in noninterest expense on the accompanying consolidated statement of income.
(3)	Weighted by relative fair value.

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

The estimated fair values of the Company’s financial instruments are summarized in the tables below as of the dates indicated (dollars in thousands).

	June 30, 2025
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$55,224	$55,224	$55,224	$—	$—
Investment securities - AFS	355,708	355,708	—	352,240	3,468
Investment securities - HTM	41,528	43,690	—	1,744	41,946
Equity securities at fair value	2,570	2,570	2,570	—	—
Nonmarketable equity securities	15,082	15,082	—	15,082	—
Loans, net of allowance	2,079,735	1,980,299	—	—	1,980,299
Interest rate swaps - gross assets	13,096	13,096	—	13,096	—

Financial liabilities:
Deposits, noninterest-bearing	$448,459	$448,459	$—	$448,459	$—
Deposits, interest-bearing	1,889,726	1,799,688	—	—	1,799,688
FHLB short-term advances and repurchase agreements	21,023	21,023	—	21,023	—
FHLB long-term advances	60,000	59,899	—	—	59,899
Junior subordinated debt	8,782	8,782	—	—	8,782
Subordinated debt	16,717	14,995	—	14,995	—
Interest rate swaps - gross liabilities	13,096	13,096	—	13,096	—

	December 31, 2024
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$27,922	$27,922	$27,922	$—	$—
Investment securities - AFS	331,121	331,121	—	326,310	4,811
Investment securities - HTM	42,687	42,144	—	1,821	40,323
Equity securities at fair value	2,593	2,593	2,593	—	—
Nonmarketable equity securities	16,502	16,502	—	16,502	—
Loans, net of allowance	2,098,363	1,973,780	—	—	1,973,780
Interest rate swaps - gross assets	17,195	17,195	—	17,195	—

Financial liabilities:
Deposits, noninterest-bearing	$432,143	$432,143	$—	$432,143	$—
Deposits, interest-bearing	1,913,801	1,826,868	—	—	1,826,868
FHLB short-term advances and repurchase agreements	15,591	15,577	—	15,577	—
FHLB long-term advances	60,000	59,620	—	—	59,620
Junior subordinated debt	8,733	8,733	—	—	8,733
Subordinated debt	16,697	14,738	—	14,738	—
Interest rate swaps - gross liabilities	17,195	17,195	—	17,195	—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. INCOME TAXES

The income tax expense and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Income tax expense	$935	$829	$2,356	$2,209
Effective tax rate	17.2%	17.0%	17.9%	20.1%

For the three and six months ended June 30, 2025, and the three months ended  June 30, 2024 the effective tax rate differed from the statutory tax rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI. For the six months ended June 30, 2024, the effective tax rate differed from the statutory tax rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI, partially offset by the surrender of approximately $8.4 million of BOLI contracts, which resulted in $0.3 million of income tax expense.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the ACL on loans. The reserve for unfunded loan commitments was $0.1 million and $42,000 at  June 30, 2025 and  December 31, 2024, respectively, and is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets.

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

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	June 30, 2025	December 31, 2024
Loan commitments	$358,415	$377,301
Standby letters of credit	7,251	7,658

Additionally, at June 30, 2025, the Company had unfunded commitments of $0.9 million for its investments in SBIC qualified funds and other investment funds.

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

Quantitative information regarding the Company’s operating leases is presented below as of and for the six months ended June 30, 2025 and 2024 (dollars in thousands).

	June 30,
	2025	2024
Total operating lease cost	$225	$217
Weighted-average remaining lease term (in years)	5.2	6.2
Weighted-average discount rate	3.4%	3.3%

At both  June 30, 2025 and  December 31, 2024, the Company’s operating lease ROU assets were $2.0 million, and the Company’s related operating lease liabilities were $2.1 million. The Company’s operating leases have remaining terms ranging from approximately two to six years, including extension options if the Company is reasonably certain they will be exercised.

Future minimum lease payments due under non-cancelable operating leases at June 30, 2025 are presented below (dollars in thousands).

Remainder of 2025	$228
2026	459
2027	459
2028	405
2029	337
Thereafter	350
Total	$2,238

At June 30, 2025, the Company had not entered into any material leases that have not yet commenced.

The Bank owns its corporate headquarters building, the first floor of which is occupied by multiple tenants. The Bank, as lessor, also leases a portion of one of its branch locations and a former stand-alone ATM location. All tenant leases are operating leases. The Bank, as lessor, recognized lease income of $0.1 million and $0.2 million for the three and six month periods ended June 30, 2025 and 2024, respectively.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12. SUBSEQUENT EVENTS

Agreement and Plan of Merger with Wichita Falls Bancshares, Inc.

On July 1, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WFB, the holding company for First National Bank, headquartered in Wichita Falls, Texas. The Merger Agreement provides for the merger of WFB with and into the Company, with the Company as the surviving corporation. Immediately following the merger, First National Bank will be merged with and into the Bank, with the Bank as the surviving bank.

Under the terms of the Merger Agreement, all of the issued and outstanding shares of WFB common stock will be converted into and represent the right to receive in the aggregate $7.2 million in cash from the Company and 3,955,344 shares of Company common stock, subject to certain adjustments. Based on the Company’s closing stock price of $19.32 as of June 30, 2025, the transaction is valued at approximately $83.6 million in the aggregate. First National Bank operates seven branches and two mortgage offices in north Texas and had approximately $1.4 billion in assets at June 30, 2025.

Consummation of the transactions contemplated by the Merger Agreement is subject to various customary conditions, including, without limitation, the approval of the shareholders of each of the Company and WFB; the receipt of certain regulatory approvals; the accuracy of the representations and warranties of the parties and compliance by the parties with their respective covenants and obligations under the Merger Agreement (subject to customary materiality qualifiers); and the absence of a material adverse change with respect to WFB.

The Merger Agreement contains certain termination rights, including the right, subject to certain exceptions, of either party to terminate the Merger Agreement if the closing has not occurred by March 31, 2026 (or June 30, 2026 if the only outstanding closing condition is the receipt of all required regulatory approvals), and the right of WFB to terminate the Merger Agreement, subject to certain conditions, to accept a business combination transaction deemed by its board of directors to be superior to the proposed merger. The Merger Agreement provides for the payment by WFB of a termination fee of $3,300,000 upon the termination of the Merger Agreement under certain circumstances.

Private Placement of Series A Preferred Stock

On July 1, 2025, the Company completed a private placement of 32,500 shares of its newly designated Series A Preferred Stock at a purchase price of $1,000 per share pursuant to securities purchase agreements (collectively, the “Securities Purchase Agreements”) with certain institutional and other accredited investors, for aggregate gross proceeds to the Company of $32.5 million. The net proceeds of the private placement were approximately $30.4 million, after deducting placement agent fees and other offering related expenses. The Company intends to use the net proceeds from the private placement to support the acquisition of WFB and for general corporate purposes, including organic growth and other potential acquisitions. The Series A Preferred Stock is intended to qualify as additional Tier 1 capital of the Company. At June 30, 2025, the Company had received advanced proceeds from the private placement of $17.3 million, which are included in “Cash and cash equivalents” in the accompanying consolidated balance sheet, and the Company recorded a corresponding liability, which is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheet.

The relative preferences, rights and limitations of the Series A Preferred Stock are set forth in the Company’s Restated Articles of Incorporation, as amended by the Articles of Amendment effective as of June 30, 2025 (as amended, the “Restated Articles”). Pursuant to the Restated Articles, holders of the Series A Preferred Stock are entitled to receive, when, as and if authorized by the Board, on a non-cumulative basis, quarterly cash dividends at an annual rate equal to 6.5% on the liquidation preference of $1,000 per share, payable in arrears on January 1, April 1, July 1 and October 1 of each year commencing on October 1, 2025. Subject to certain exceptions, the Company is prohibited from paying dividends on, or repurchasing or redeeming its common stock, unless full dividends for the Series A Preferred Stock’s most recently completed dividend period have been declared and paid on all outstanding shares of Series A Preferred Stock. Holders of Series A Preferred Stock have the right, at any time and from time to time, at such holder’s option to convert all or any portion of their Series A Preferred Stock into shares of the Company’s common stock at the rate of 47.619 shares of common stock per share of Series A Preferred Stock (subject to certain adjustments) (the “Conversion Rate”), plus cash in lieu of fractional shares of common stock. The maximum number of shares of common stock that may be issued upon conversion is 1,600,000 (subject to certain adjustments as described in the Restated Articles). In addition, subject to certain conditions, on or after July 1, 2028, the Company will have the right, at its option, from time to time on any dividend payment date, to cause some or all of the Series A Preferred Stock to be converted into shares of the Company’s common stock at the Conversion Rate if, for 20 trading days within a period of 30 consecutive trading days, the closing price of the Company’s common stock exceeds $26.25 per share (subject to certain adjustments). The Series A Preferred Stock has no maturity date and is perpetual unless redeemed by the Company or converted in accordance with the Restated Articles. Subject to certain conditions, the Company may redeem, from time to time, in whole or in part, shares of Series A Preferred Stock on any dividend payment date occurring on or after July 1, 2030 at a redemption price of $1,000 per share, plus all declared but unpaid dividends thereon, without regard to, or accumulation of, any undeclared dividends. Holders of the Series A Preferred Stock have no voting rights, except with respect to certain changes in the terms of the Series A Preferred Stock, certain fundamental business transactions and as otherwise required by applicable law.

If the Company voluntarily or involuntarily liquidates, dissolves or winds up, each holder will be entitled to receive, before any distribution of assets or proceeds is made to holders of the Company’s common stock, cash liquidating distributions in an amount equal to the greater of (i) the liquidation preference of $1,000 per share of, plus all declared but unpaid dividends thereon, without regard to, or accumulation of, any undeclared dividends, and (ii) the amount that such holder would have received in respect of the common stock issuable upon conversion of Series A Preferred Stock had such holder converted such share of Series A Preferred Stock immediately prior to such time. Upon the occurrence of specified “Reorganization Events” as defined in the Restated Articles, such as a merger in which the Company’s common stock is converted into other consideration, each share of Series A Preferred Stock outstanding immediately prior to such Reorganization Event will be entitled to receive, before any distribution of such assets or proceeds is made to holders of the Company’s common stock, in full, the greater of (i) the amount per share equal to the liquidation value of $1,000 per share, plus all declared but unpaid dividends thereon, without regard to, or accumulation of, any undeclared dividends, and (ii) the amount equal to the distribution amount of such assets or proceeds of the Company as was receivable by a holder of the number of shares of the Company’s common stock into which such share of Series A Preferred Stock was convertible immediately prior to such Reorganization Event.

The shares of Series A Preferred Stock sold in the private placement have not been registered under the Securities Act in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D of the SEC promulgated under the Securities Act, and, as a result, the shares may not be offered or sold in the U.S. absent a registration statement or exemption from registration.

The Securities Purchase Agreements contain representations and warranties, covenants, and indemnification provisions that are customary for private placements of shares of convertible preferred stock by companies that have securities registered with the SEC. In connection with the execution of the Securities Purchase Agreements, the Company and each of the purchasers entered into a Registration Rights Agreement, pursuant to which the Company agreed at its expense, subject to certain exceptions, to file with the SEC a registration statement to register the resale of the shares of the Company’s common stock issuable to the holders of the Series A Preferred Stock upon conversion thereof. The Company’s obligation to have an effective registration statement covering the resale of the shares of common stock underlying the Series A Preferred Stock continues until such securities (i) are sold or otherwise transferred under an effective registration statement under the Securities Act, (ii) cease to be outstanding, (iii) are transferred in a transaction in which the purchaser’s rights are not assigned to the transferee of the securities, (iv) are sold in accordance with Rule 144 promulgated under the Securities Act (“Rule 144”), or (v) become eligible for resale without volume or manner-of-sale restrictions under Rule 144 (or any successor rule then in effect) and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

When included in this Quarterly Report on Form 10-Q, or in other documents that Investar Holding Corporation files with the SEC or in statements made by or on behalf of the Company, words like “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would,” “outlook” and similar expressions or the negative version of those words are intended to identify forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a variety of risks and uncertainties that could cause actual results to differ materially from those described therein. The Company’s forward-looking statements are based on assumptions and estimates that management believes to be reasonable in light of the information available at the time such statements are made. However, many of the matters addressed by these statements are inherently uncertain and could be affected by many factors beyond management’s control. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•	the significant risks and uncertainties for our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements caused by business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate, including heightened uncertainties resulting from recent changing trade and tariff policies that could have an adverse impact on inflation and economic growth at least in the near term;

•	changes in inflation, interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing;

•	our ability to successfully execute our strategy focused on consistent, quality earnings through the optimization of our balance sheet, and our ability to successfully execute a long-term growth strategy;

•	our ability to achieve organic loan and deposit growth, and the composition of that growth;

•	our ability to identify and enter into agreements to combine with attractive acquisition candidates, finance acquisitions, complete acquisitions after definitive agreements are entered into, and successfully integrate and grow acquired operations;

•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;

•	a reduction in liquidity, including as a result of a reduction in the amount of deposits we hold or other sources of liquidity, which may be caused by, among other things, disruptions in the banking industry similar to those that occurred in early 2023 that caused bank depositors to move uninsured deposits to other banks or alternative investments outside the banking industry;

•	inaccuracy of the assumptions and estimates we make in establishing reserves for credit losses and other estimates;

•	changes in the quality or composition of our loan portfolio, including adverse developments in borrower industries or in the repayment ability of individual borrowers;

•

changes in the quality and composition of, and changes in unrealized losses in, our investment portfolio, including whether we may have to sell securities before their recovery of amortized cost basis and realize losses;

•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;

•	our dependence on our management team, and our ability to attract and retain qualified personnel;

•	the concentration of our business within our geographic areas of operation in Louisiana, Texas and Alabama;

•	risks to holders of our common stock relating to our Series A Preferred Stock, including but not limited to dividend preferences to holders of the preferred stock, other conditions with respect to the payment of dividends on our common stock, potential dilution upon conversion of the preferred stock, and liquidation preferences to holders of the preferred stock;

•	increasing costs of complying with new and potential future regulations;

•	new or increasing geopolitical tensions, including resulting from wars in Ukraine and Israel and surrounding areas;

•	the emergence or worsening of widespread public health challenges or pandemics;

•	concentration of credit exposure;

•	any deterioration in asset quality and higher loan charge-offs, and the time and effort necessary to resolve problem assets;

•	fluctuations in the price of oil and natural gas;

•	data processing system failures and errors;

•	risks associated with our digital transformation process, including increased risks of cyberattacks and other security breaches and challenges associated with addressing the increased prevalence of artificial intelligence;

•	risks of losses resulting from increased fraud attacks against us and others in the financial services industry;

•	potential impairment of our goodwill and other intangible assets;

•	the impact of litigation and other legal proceedings to which we become subject;

•	competitive pressures in the commercial finance, retail banking, mortgage lending and consumer finance industries, as well as the financial resources of, and products offered by, competitors;

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

Forward-Looking and Cautionary Statements Relating to the Pending Wichita Falls Transaction

With respect to the pending WFB transaction, forward-looking statements include, but are not limited to, statements about the potential benefits of the transaction, including future financial and operating results; statements about the Company’s plans, objectives, expectations and intentions; statements about the expected timing of completion of the proposed merger; and other statements that are not historical facts. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include risks and uncertainties relating to: (i) the ability to obtain the requisite shareholder approvals; (ii) the risk that the Company may be unable to obtain governmental and regulatory approvals required to consummate the proposed merger, or required governmental and regulatory approvals may delay the merger or result in the imposition of conditions that could cause the parties to abandon the merger; (iii) the risk that a condition to closing may not be satisfied; (iv) the timing to consummate the proposed merger; (v) the risk that the businesses will not be integrated successfully; (vi) the risk that the cost savings and any other synergies from the proposed merger may not be fully realized or may take longer to realize than expected; (vii) disruption from the proposed merger making it more difficult to maintain relationships with customers, employees or vendors; and (viii) the diversion of management time on merger-related issues.

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

Company Overview

This section presents management’s perspective on the consolidated financial condition and results of operations of the Company and its wholly-owned subsidiary, the Bank. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included herein, and the audited consolidated financial statements for the year ended December 31, 2024, including the notes thereto, and the related MD&A in the Annual Report. All cross-references to the “Notes” in this Form 10-Q refer to the Notes to Consolidated Financial Statements contained in Part I. Item 1. Financial Statements unless otherwise noted.

The Bank commenced operations in 2006, and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter, and its name changed to Investar Bank, National Association. Through the Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals, and small to medium-sized businesses. Our primary areas of operation are south Louisiana, including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; southeast Texas, primarily Houston and its surrounding area; and Alabama, including York and Oxford and their surrounding areas. At June 30, 2025, we operated 29 full service branches comprised of 20 full service branches in Louisiana, three full service branches in Texas, and six full service branches in Alabama. We opened a loan and deposit production office in our Texas market in the first quarter of 2024 and converted it to a full-service branch location in the fourth quarter of 2024. We have continued to evaluate opportunities to improve our branch network efficiency, leverage our digital initiatives, and further reduce costs. We closed one branch in our Alabama market during the first quarter of 2024.

Our strategy focuses on consistent, quality earnings through the optimization of our balance sheet. Our strategy includes originating and renewing high quality, primarily variable-rate, loans and allowing higher risk credit relationships to run off. We have kept duration short on our liabilities to provide flexibility to secure lower cost funding that was accretive to our net interest margin. Our strategy also includes growth through acquisitions, including whole-bank acquisitions, strategic branch acquisitions and asset acquisitions. We have completed seven whole-bank acquisitions since 2011 and regularly review acquisition opportunities. Our most recent whole bank acquisition was completed in April 2021. On July 1, 2025, we announced that we had entered into a definitive agreement to acquire WFB. For additional information, see Note 12. Subsequent Events and “Pending Acquisition of WFB” below.

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

Pending Acquisition of WFB

On July 1, 2025, we announced that we had entered into a definitive agreement to acquire WFB, headquartered in Wichita Falls, Texas and its wholly-owned subsidiary, First National Bank. First National Bank operates seven branches and two mortgage offices in north Texas and had approximat ely $1.4 billion in assets at June 30, 2025. The closing of the transaction is subject to the satisfaction of all closing conditions, including the receipt of all required regulatory and shareholder approvals. For additional information, see Note 12. Subsequent Events.

Private Placement of Series A Preferred Stock

In connection with the WFB transaction, on July 1, 2025 we completed a private placement of 32,500 shares of our newly designated Series A Preferred Stock at a price of $1,000 per share, for aggregate gross proceeds of $32.5 million. For additional information, see Note 12. Subsequent Events.

Certain Events That Affect Period-over-Period Comparability

Changing Inflation and Interest Rates. Inflation increased rapidly during 2021 through June 2022. After June 2022, the rate of inflation generally declined although it has remained above the Federal Reserve’s target inflation rate of 2%. In response, the Federal Reserve raised the federal funds target rate multiple times from March 2022 through July 2023. During 2023, the Federal Reserve raised the federal funds target rate four times, from 4.25% to 4.50%, to 5.25% to 5.50%. During 2024, beginning in September 2024, the Federal Reserve reduced the federal funds target rate three times by 100 basis points on a cumulative basis to 4.25% to 4.50%. Accordingly, the prevailing federal funds target rate for the six months ended June 30, 2025 was 100 basis points lower than for the six months ended June 30, 2024.

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

In response to the disruptions and related publicity, we formed an internal task force that included members of our ALCO. The task force met frequently to review our liquidity position and liquidity sources, and oversaw the Bank’s process to qualify for the BTFP. In addition, we took steps to inform our customers about our financial position, liquidity and insured deposit products. During the second quarter of 2023, we utilized the BTFP and reduced FHLB advances. The Bank utilized this source of funding due to its lower rate, the ability to prepay the obligations without penalty, and as a means to lock in funding. During the fourth quarter of 2023 and again in the first quarter of 2024, the Bank refinanced its BTFP borrowings with new borrowings under the program due to more favorable rates. The Federal Reserve ceased making new loans under the BTFP on March 11, 2024. During the third quarter of 2024, we began paying down borrowings under the BTFP and repaid all of the remaining borrowings under the BTFP in the fourth quarter of 2024. As of June 30, 2025, estimated uninsured deposits represented approximately 34% of our total deposits. For additional information, see “Discussion and Analysis of Financial Condition – “Deposits,” “Borrowings,” “Liquidity and Capital Resources” and our Annual Report, Part II. Item 1A. Risk Factors.

Branch Activity. We closed one branch in Anniston, Alabama in January 2024. In October 2024, we converted an existing loan and deposit production office in our Texas market to a full-service branch location.

Subordinated Debt Repurchases. During the first quarter of 2024, we repurchased $1.0 million in principal amount of our 2032 Notes. During the second quarter of 2024, we repurchased $5.0 million in principal amount of our 2029 Notes and $2.0 million in principal amount of our 2032 Notes.

Subordinated Debt Redemption. During the fourth quarter of 2024, we redeemed all of the remaining $20.0 million in principal amount of the 2029 Notes. As of June 30, 2025 and December 31, 2024 our outstanding subordinated debt consisted of $17.0 million in principal amount of our 2032 Notes.

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

We recorded an impairment charge of $21.6 million related to this relationship during the third quarter of 2021. As of June 30, 2025, we have recorded total recoveries on the relationship of approximately $7.9 million on a cumulative basis. At June 30, 2025, our other real estate owned related to this relationship included two remaining properties with a total cost basis of $1.5 million, which we are actively marketing for sale. Upon sale of these properties, we will have arrived at final resolution of this loan relationship.

Overview of Financial Condition and Results of Operations

Total assets increased $25.3 million, or 0.9%, to $2.75 billion at June 30, 2025, compared to $2.72 billion at December 31, 2024. For the six months ended June 30, 2025, net income was $10.8 million, or $1.09 per diluted common share, compared to net income of $8.8 million, or $0.89, per diluted common share for the six months ended June 30, 2024.

At June 30, 2025, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations. Key components of our performance for the six months ended June 30, 2025 are summarized below.

●	Net interest income for the six months ended June 30, 2025 was $38.0 million, an increase of $3.6 million, or 10.4%, compared to $34.4 million for the six months ended June 30, 2024, which was a result of a $5.3 million decrease in interest expense partially offset by a $1.7 million decrease in interest income. We experienced margin expansion as our cost of funds decreased and our yield on interest-earning assets increased.

●	During the six months ended June 30, 2025, our net interest margin was 2.95%, compared to 2.61% for the six months ended June 30, 2024.

●	For the six months ended June 30, 2025, we recorded a negative provision for credit losses of $3.5 million primarily as a result of a $3.3 million recovery of loans previously charged off following a property insurance settlement related to a loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. For the six months ended June 30, 2024, we recorded a negative provision for credit losses of $1.8 million primarily due to a decrease in total loans, aging of existing loans, and, to a lesser extent, the completion of our annual CECL allowance model recalibration, which resulted in lower historical loss rates.

●	Noninterest income decreased $0.9 million, or 15.7%, to $4.6 million for the six months ended June 30, 2025 compared to $5.5 million for the six months ended June 30, 2024.

●	Noninterest expense increased $2.2 million, or 7.0%, to $32.9 million for the six months ended June 30, 2025 compared to $30.8 million for the six months ended June 30, 2024.

●	Credit quality metrics improved as nonperforming loans were 0.36% of total loans at June 30, 2025 compared to 0.42% at December 31, 2024.

●	Return on average assets increased to 0.80% for the six months ended June 30, 2025, compared to 0.63% for the six months ended June 30, 2024. Return on average equity was 8.66% for the six months ended June 30, 2025, compared to 7.73% for the six months ended June 30, 2024.

●	Book value per common share reached a record high of $26.01 at June 30, 2025 compared to $24.55 at December 31, 2024.

●

Total deposits decreased $7.8 million, or 0.3%, to $2.34 billion at June 30, 2025, compared to $2.35 billion at December 31, 2024. Excluding $47.3 million of brokered demand deposits at December 31, 2024, total deposits increased $39.6 million, or 1.7%, to $2.34 billion at June 30, 2025, compared to $2.30 billion at December 31, 2024. Noninterest-bearing deposits increased $16.3 million, or 3.8%, to $448.5 million at June 30, 2025, compared to $432.1 million at December 31, 2024. As of June 30, 2025, estimated uninsured deposits represented approximately 34% of our total deposits.

●	Total loans decreased $18.7 million, or 0.9%, to $2.11 billion at June 30, 2025, compared to $2.13 billion at December 31, 2024.

●

During the six months ended June 30, 2025, we paid $1.3 million to repurchase 71,057 shares of common stock, compared to $0.3 million to repurchase 16,621 shares of common stock during the six months ended June 30, 2024. We paid $2.1 million in cash dividends on our common stock during six months ended June 30, 2025 compared to $2.0 million during the six months ended June 30, 2024.

●

Accumulated other comprehensive loss decreased $6.7 million, or 13.9%, to $41.6 million at June 30, 2025, compared to $48.4 million at December 31, 2024 primarily due to an increase in the fair value of our AFS securities portfolio.

Discussion and Analysis of Financial Condition

Loans

General. Loans constitute our most significant asset, comprising 77% and 78% of our total assets at June 30, 2025 and December 31, 2024, respectively. Total loans decreased $18.7 million, or 0.9%, to $2.11 billion at June 30, 2025, compared to $2.13 billion at December 31, 2024. The decrease in loans was primarily the result of loan amortization. Given the high interest rate environment, we are emphasizing origination of high margin loans that promote long-term profitability and proactively exiting credit relationships that do not fit this strategy. Our variable-rate loans as a percentage of total loans increased to 34% at June 30, 2025 compared to 32% at December 31, 2024.

The table below sets forth the balance of loans outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	June 30, 2025		December 31, 2024
		Percentage of		Percentage of
	Amount	Total Loans	Amount	Total Loans
Construction and development	$141,654	6.7%	$154,553	7.3%
1-4 Family	387,796	18.4	396,815	18.7
Multifamily	102,569	4.9	84,576	4.0
Farmland	4,519	0.2	6,977	0.3
Commercial real estate
Owner-occupied(1)	462,182	22.0	449,259	21.1
Nonowner-occupied	466,009	22.1	495,289	23.3
Total mortgage loans on real estate	1,564,729	74.3	1,587,469	74.7
Commercial and industrial(1)	531,460	25.2	526,928	24.8
Consumer	10,166	0.5	10,687	0.5
Total loans	$2,106,355	100%	$2,125,084	100%

(1)	The Company’s business lending portfolio consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans.

At June 30, 2025, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $993.6 million, an increase of $17.5 million, or 1.8%, compared to $976.2 million at December 31, 2024. The increase in the business lending portfolio is primarily driven by organic growth and higher utilization of credit lines, particularly on commercial and industrial relationships.

Nonowner-occupied loans totaled $466.0 million at June 30, 2025, a decrease of $29.3 million, or 5.9%, compared to $495.3 million at December 31, 2024. The decrease in nonowner-occupied loans is primarily due to loan amortization and payoffs that aligned with our continued strategy to optimize and de-risk the mix of the portfolio.

Construction and development loans totaled $141.7 million at June 30, 2025, a decrease of $12.9 million, or 8.3%, compared to $154.6 million at December 31, 2024. The decrease in construction and development loans is primarily due to conversions to permanent loans upon completion of construction.

During the third quarter of 2023 we exited the consumer mortgage loan origination business to transition into shorter duration, higher risk-adjusted return asset classes, in an effort to focus more on our core business and optimize profitability. The consumer mortgage portfolio was approximately $233.1 million and $242.5 million at June 30, 2025 and December 31, 2024, respectively, substantially all of which is included in the 1-4 family category. The remaining loans in the 1-4 family category consisted primarily of second mortgages, home equity loans, home equity lines of credit, and business purpose loans secured by 1-4 family residential real estate.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2025 and December 31, 2024, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

The table below sets forth the balance of owner-occupied loans by industry based on NAICS code and nonowner-occupied loans by property type as of the dates presented (dollars in thousands).

	June 30, 2025		December 31, 2024
	Amount	Percentage of Total	Amount	Percentage of Total
Owner-occupied
Retail trade	$128,588	28%	$136,350	30%
Real estate	63,792	14	67,590	15
Wholesale trade	61,278	13	48,930	11
Healthcare and social assistance	38,151	8	38,950	9
Other services (except public administration)	31,810	7	32,532	7
Accommodation and food services	29,941	6	30,071	7
Manufacturing	20,920	5	16,618	4
Construction	17,592	4	18,276	4
All other(1)	70,110	15	59,942	13
Total owner-occupied	$462,182	100%	$449,259	100%

Nonowner-occupied
Retail	$159,653	34%	$168,033	34%
Healthcare	92,052	20	95,641	19
Office	85,301	18	97,261	20
Warehouse	58,607	13	57,684	12
Hotel/motel	30,430	6	30,875	6
All other	39,966	9	45,795	9
Total nonowner-occupied	$466,009	100%	$495,289	100%

(1)	No individual category within “All other” represents more than 4% of total owner-occupied loans.

The following table sets forth loans outstanding at June 30, 2025 , which, based on remaining scheduled repayments of principal, are due in the periods indicated. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Construction and development	$97,349	$38,999	$2,595	$2,563	$148	$141,654
1-4 Family	79,079	68,351	20,164	17,662	202,540	387,796
Multifamily	35,356	59,754	6,590	—	869	102,569
Farmland	2,365	2,011	143	—	—	4,519
Commercial real estate
Owner-occupied	36,704	192,502	117,658	107,785	7,533	462,182
Nonowner-occupied	98,932	243,499	97,801	25,620	157	466,009
Total mortgage loans on real estate	349,785	605,116	244,951	153,630	211,247	1,564,729
Commercial and industrial	308,006	104,883	62,201	55,227	1,143	531,460
Consumer	3,229	5,325	1,376	152	84	10,166
Total loans	$661,020	$715,324	$308,528	$209,009	$212,474	$2,106,355

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowings. Investment securities represented 14% of our total assets and totaled $397.2 million at June 30, 2025, an increase of $23.4 million, or 6.3%, from $373.8 million at December 31, 2024. The increase in investment securities at June 30, 2025 compared to December 31, 2024 was driven primarily by a $24.4 million increase in residential mortgage-backed securities. Net unrealized losses in our AFS investment securities portfolio decreased to $52.9 million at June 30, 2025 compared to $61.4 million at December 31, 2024 primarily due to lower prevailing market interest rates. For additional information, see Note 3. Investment Securities.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	June 30, 2025		December 31, 2024
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$17,173	4.3%	$15,707	4.2%
Obligations of state and political subdivisions	55,334	13.9	56,738	15.2
Corporate bonds	25,006	6.3	27,267	7.3
Residential mortgage-backed securities	235,248	59.2	210,837	56.4
Commercial mortgage-backed securities	64,475	16.3	63,259	16.9
Total	$397,236	100%	$373,808	100%

The investment portfolio consists of AFS and HTM securities. We do not hold any investments classified as trading. We classify debt securities as HTM if management has the positive intent and ability to hold the securities to maturity. HTM debt securities are stated at amortized cost. Securities not classified as HTM are classified as AFS and are stated at fair value. As of June 30, 2025, AFS securities comprised 90% of our total investment securities.

Due to the nature of the investments, current market prices, and the current interest rate environment, we determined that the declines in the fair values of the AFS and HTM securities portfolio were not attributable to credit losses at June 30, 2025 and December 31, 2024. Accordingly, there was no adjustment made to the amortized cost basis. The carrying values of our AFS securities are adjusted for unrealized gains or losses not attributable to credit losses as valuation allowances, and any gains or losses are reported on an after-tax basis as a component of other comprehensive income (loss).

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at June 30, 2025 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$—	—%	$2,341	3.75%	$2,740	6.80%	$34,503	7.25%
Residential mortgage-backed securities	—	—	—	—	—	—	1,944	3.13
Available for sale:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	39	8.16	11,175	5.29	6,147	4.56	—	—
Obligations of state and political subdivisions	569	2.39	3,528	2.90	6,482	2.27	7,147	2.68
Corporate bonds	1,550	4.04	10,449	5.38	12,662	3.98	2,249	3.00
Residential mortgage-backed securities	—	—	—	—	2,797	2.46	271,796	2.60
Commercial mortgage-backed securities	—	—	4,413	4.38	2,038	2.92	65,558	3.43
	$2,158		$31,906		$32,866		$383,197

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt securities are calculated based on amortized cost on a fully tax equivalent basis assuming a federal tax rate of 21%, when applicable.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at June 30, 2025 and December 31, 2024 (dollars in thousands).

	June 30, 2025		December 31, 2024
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$448,459	19.2%	$432,143	18.4%
Interest-bearing demand deposits	576,473	24.6	554,777	23.7
Money market deposits	220,961	9.5	191,548	8.2
Brokered demand deposits	—	—	47,320	2.0
Savings deposits	134,729	5.8	134,879	5.7
Brokered time deposits	256,100	10.9	245,520	10.5
Time deposits	701,463	30.0	739,757	31.5
Total deposits	$2,338,185	100%	$2,345,944	100%

Total deposits were $2.34 billion at June 30, 2025, a decrease of $7.8 million, or 0.3%, compared to $2.35 billion at December 31, 2024. There were no brokered demand deposits at June 30, 2025, compared to $47.3 million at December 31, 2024. Total deposits, excluding $47.3 million of brokered demand deposits at December 31, 2024, increased $39.6 million, or 1.7%, to $2.34 billion at June 30, 2025, compared to $2.30 billion at December 31, 2024. We utilize brokered demand deposits when pricing is more favorable than other short-term borrowings.

The increase in noninterest-bearing demand deposits, interest-bearing demand deposits, and money market deposits at June 30, 2025 compared to December 31, 2024 is primarily the result of organic growth. We increased rates on our interest-bearing demand deposits during the second quarter of 2025 compared to the second quarter of 2024 to attract and retain lower cost deposits relative to higher-cost short-term borrowings. The decrease in time deposits at June 30, 2025 compared to December 31, 2024 is primarily due to maturities of higher cost time deposits as a result of our strategy to keep duration short and lower rates. Brokered time deposits increased to $256.1 million at June 30, 2025 from $245.5 million at December 31, 2024. We utilize brokered time deposits with laddered maturities, entirely in denominations of less than $250,000, to secure fixed cost funding and reduce short-term borrowings. At June 30, 2025, the balance of brokered time deposits remained below 10% of total assets, and the remaining weighted average duration was approximately four months with a weighted average rate of 4.68%.

At June 30, 2025, our estimated uninsured deposits were $785.7 million, or approximately 34% of total deposits, compared to $737.6 million, or approximately 31% of our total deposits at December 31, 2024. The estimates are based on the same methodologies and assumptions used for our regulatory reporting requirements. The insured deposit data does not reflect an evaluation of all of the account ownership category distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

Borrowings

At June 30, 2025, total borrowings include securities sold under agreements to repurchase, FHLB advances, subordinated debt issued in 2022, and junior subordinated debentures assumed through acquisitions.

We had $11.0 million of securities sold under agreements to repurchase at June 30, 2025 and $8.4 million at December 31, 2024. Our advances from the FHLB were $70.0 million at June 30, 2025, an increase of $2.8 million, compared to FHLB advances of $67.2 million at December 31, 2024. Based on original maturities, at June 30, 2025, $10.0 million of our FHLB advances were short-term and $60.0 million were long-term, compared to $7.2 million short-term and $60.0 million long-term FHLB advances at December 31, 2024. FHLB advances are used to fund new loan and investment activity that is not funded by deposits or other borrowings.

On March 12, 2023, the Federal Reserve established the BTFP. The BTFP was a one-year program which provided additional liquidity through borrowings for a term of up to one year secured by the pledging of certain qualifying securities and other assets valued at par. Beginning in the second quarter of 2023, we utilized the BTFP to secure fixed rate funding for a one-year term and reduce short-term FHLB advances, which are priced daily. We utilized this source of funding due to its lower rate and the ability to prepay the obligations without penalty. The rates on the borrowings under the BTFP were fixed for one year from the day each borrowing was made. During the fourth quarter of 2023 and again in the first quarter of 2024, we refinanced all of our borrowings under the BTFP with new loans under the BTFP with a one-year term due to more favorable rates. The BTFP ceased making new loans as scheduled on March 11, 2024. During the third quarter of 2024, we began paying down borrowings under the BTFP and repaid all of the remaining borrowings under the BTFP in the fourth quarter of 2024. At June 30, 2025 and December 31, 2024, we had no outstanding borrowings under the BTFP.

Typically, the main source of our short-term borrowings are advances from the FHLB; however, during the six months ended June 30, 2024, our primary source of short-term borrowings were borrowings under the BTFP due to more favorable rates. The rate charged for advances from the FHLB is directly tied to the Federal Reserve’s federal funds target rate. As previously discussed, the Federal Reserve target rate was 5.25% to 5.50% during first half of 2024 compared to 4.25% to 4.50% during first half of 2025.

The average balances and cost of short-term borrowings for the six months ended June 30, 2025 and 2024 are summarized in the table below (dollars in thousands).

	Average Balances		Average Balances		Cost of Short-term Borrowings		Cost of Short-term Borrowings
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Federal funds purchased and short-term FHLB advances	$20,989	$11,189	$29,731	$5,704	4.44%	5.54%	4.44%	5.53%
Borrowings under BTFP	—	229,000	—	229,695	—	4.76	—	4.78
Repurchase agreements	11,596	8,000	11,832	7,108	0.75	0.74	0.75	0.47
Total short-term borrowings	$32,585	$248,189	$41,563	$242,507	3.13%	4.68%	3.39%	4.67%

The carrying value of the subordinated debt, which consists entirely of our 2032 Notes, was $16.7 million at June 30, 2025 and December 31, 2024. The $8.8 million and $8.7 million in junior subordinated debt at June 30, 2025 and December 31, 2024, respectively, represent the junior subordinated debentures that we assumed through acquisitions.

For a description of the 2032 Notes, see our Annual Report, Part II. Item 7. “MD&A – Discussion and Analysis of Financial Condition – Borrowings – 2032 Notes” and Note 10 to the financial statements included in such report.

Stockholders’ Equity

Stockholders’ equity was $255.9 million at June 30, 2025, an increase of $14.6 million compared to December 31, 2024. The increase is primarily attributable to $10.8 million of net income for the six months ended June 30, 2025 and a $6.7 million decrease in accumulated other comprehensive loss due to an increase in the fair value of the Bank’s AFS securities portfolio, partially offset by $2.1 million in dividends declared and $1.3 million for share repurchases.

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

The primary factors affecting net interest margin are changes in interest rates, competition, and the shape of the interest rate yield curve. The Federal Reserve Board sets various benchmark rates, including the federal funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the federal funds target rate four times during 2023, from 4.25% to 4.50%, to 5.25% to 5.50%. During 2024, beginning in September, the Federal Reserve reduced the federal funds target rate three times by 100 basis points on a cumulative basis to 4.25% to 4.50%. Accordingly, the prevailing federal funds target rate during three and six months ended June 30, 2025 was 100 basis points lower than during the three and six months ended June 30, 2024. For additional discussion, see Certain Events That Affect Period-over-Period Comparability – Changing Inflation and Interest Rates.

Three months ended June 30, 2025 vs. three months ended June 30, 2024. Net interest income increased 14.2% to $19.6 million for the three months ended June 30, 2025 compared to $17.2 million for the same period in 2024. The increase is primarily due to a lower average balance of short-term borrowings and a decrease in the rates paid on time deposits, partially offset by a lower average balance of loans and an increase in the average balance of and rates paid on interest-bearing demand deposits. Average short-term borrowings decreased by $215.6 million for the three months ended June 30, 2025, as we paid all remaining borrowings under the BTFP in the fourth quarter of 2024. The lower average balance of, and a decrease in rates paid on, short-term borrowings resulted in a $2.6 million decrease in interest expense compared to the same period in 2024. A lower average balance of, and a decrease in rates paid on, time deposits resulted in a $1.6 million decrease in interest expense compared to the same period in 2024. Average loans decreased by $64.5 million for the three months ended June 30, 2025 in accordance with our strategy to optimize the balance sheet, which, in addition to lower loan yields, resulted in a $1.0 million decrease in interest income on loans compared to the same period in 2024. Average interest-bearing demand deposits increased by $136.0 million, which, combined with an increase in rates, resulted in a $1.3 million increase in interest expense in the second quarter of 2025 compared to the same period in 2024. Average noninterest-bearing deposits increased by $22.9 million. Rates paid on interest-bearing liabilities decreased primarily as a result of the overall decrease in prevailing interest rates. Our yield on interest-earning assets was flat as the decrease in the yield on loans was offset by an increase in the yield on the investment securities portfolio.

Interest income was $35.4 million for the three months ended June 30, 2025, compared to $35.8 million for the same period in 2024. Loan interest income made up substantially all of our interest income for the three months ended June 30, 2025 and 2024, although interest on investment securities contributed 10.3% of interest income during the second quarter of 2025 compared to 8.3% during the second quarter of 2024. Of the $0.4 million decrease in interest income, a decrease in interest income of $0.7 million can be attributed primarily to the decrease in the volume of loans, partially offset by an increase of $0.3 million, which can be attributed primarily to an increase in the yield earned on investment securities. The overall yield on interest-earning assets was 5.45% for each the three months ended June 30, 2025 and 2024. The loan portfolio yielded 5.94% and 5.96% for the three months ended June 30, 2025 and June 30, 2024, respectively, while the yield on the investment portfolio was 3.22% for the three months ended June 30, 2025 compared to 2.81% for the three months ended June 30, 2024. The overall yield on interest-earning assets was flat for the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 and was primarily driven by a 41 basis point increase in the yield on the investment securities portfolio, offset by a two basis point decrease in the yield on the loan portfolio.

Interest expense was $15.7 million for the three months ended June 30, 2025, a decrease of $2.9 million compared to interest expense of $18.6 million for the three months ended June 30, 2024. A decrease in interest expense of $1.9 million resulted from a decrease in the volume of interest-bearing liabilities, primarily short-term borrowings. A decrease of $1.0 million resulted from the decrease in the cost of interest-bearing liabilities, primarily time deposits. Average interest-bearing liabilities decreased by $75.7 million for the three months ended June 30, 2025 compared to the same period in 2024, as average short-term borrowings decreased by $215.6 million while average interest-bearing deposits increased by $125.5 million, primarily due to increases in average interest-bearing demand deposits. We increased rates on our interest-bearing demand deposits during the second quarter of 2025 compared to the second quarter of 2024 to attract and retain lower cost deposits relative to higher cost short-term borrowings. Average time deposits decreased, as we reduced rates on our time deposits during the second quarter of 2025 compared to the second quarter of 2024 due to lower prevailing market interest rates. The cost of deposits decreased 32 basis points to 3.06% for the three months ended June 30, 2025 compared to 3.38% for the three months ended June 30, 2024 primarily as a result of a decrease in the cost of time deposits, partially offset by a higher average balance of, and an increase in the cost of, interest-bearing demand deposits. The cost of interest-bearing liabilities decreased 45 basis points to 3.13% for the three months ended June 30, 2025 compared to 3.58% for the same period in 2024, primarily due to a lower average balance of short-term borrowings and a decrease in the cost of time deposits, partially offset by a higher cost and average balance of interest-bearing demand deposits.

Net interest margin was 3.03% for the three months ended June 30, 2025, an increase of 41 basis points from 2.62% for the three months ended June 30, 2024. The increase in net interest margin was primarily driven by a 45 basis point decrease in the cost of interest-bearing liabilities.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended June 30, 2025 and 2024. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended June 30,
	2025			2024
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$2,104,266	$31,140	5.94%	$2,168,762	$32,161	5.96%
Securities:
Taxable	402,438	2,961	2.95	403,391	2,766	2.76
Tax-exempt	49,682	665	5.37	23,558	214	3.66
Interest-earning balances with banks	47,909	593	4.97	47,521	649	5.50
Total interest-earning assets	2,604,295	35,359	5.45	2,643,232	35,790	5.45
Cash and due from banks	26,185			25,974
Intangible assets	41,496			42,082
Other assets	95,142			91,439
Allowance for credit losses	(26,730)			(28,935)
Total assets	$2,740,388			$2,773,792
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$794,603	$4,396	2.22%	$658,594	$3,083	1.88%
Brokered demand deposits	980	11	4.50	—	—	—
Savings deposits	135,662	350	1.04	128,957	342	1.07
Brokered time deposits	255,374	2,999	4.71	241,777	3,126	5.20
Time deposits	709,855	6,700	3.79	741,657	8,314	4.51
Total interest-bearing deposits	1,896,474	14,456	3.06	1,770,985	14,865	3.38
Short-term borrowings(2)	32,585	254	3.13	248,189	2,886	4.68
Long-term debt	85,487	1,005	4.71	71,122	841	4.76
Total interest-bearing liabilities	2,014,546	15,715	3.13	2,090,296	18,592	3.58
Noninterest-bearing deposits	448,835			425,964
Other liabilities	22,101			29,995
Stockholders’ equity	254,906			227,537
Total liabilities and stockholders’ equity	$2,740,388			$2,773,792
Net interest income/net interest margin		$19,644	3.03%		$17,198	2.62%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods and are not presented on a tax equivalent basis. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Three months ended June 30, 2025 vs.
	Three months ended June 30, 2024
	Volume	Rate	Net(1)
Interest income:
Loans	$(956)	$(65)	$(1,021)
Securities:
Taxable	(7)	202	195
Tax-exempt	238	213	451
Interest-earning balances with banks	5	(61)	(56)
Total interest-earning assets	(720)	289	(431)
Interest expense:
Interest-bearing demand deposits	637	676	1,313
Brokered demand deposits	11	—	11
Savings deposits	18	(10)	8
Brokered time deposits	176	(303)	(127)
Time deposits	(357)	(1,257)	(1,614)
Short-term borrowings	(2,507)	(125)	(2,632)
Long-term debt	170	(6)	164
Total interest-bearing liabilities	(1,852)	(1,025)	(2,877)
Change in net interest income	$1,132	$1,314	$2,446

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

Six months ended June 30, 2025 vs. six months ended June 30, 2024. Net interest income increased 10.4% to $38.0 million for the six months ended June 30, 2025 compared to $34.4 million for the same period in 2024. The increase is primarily due to a lower average balance of short-term borrowings and a decrease in the rates paid on time deposits, partially offset by a lower average balance of loans and an increase in the average balance of and rates paid on interest-bearing demand deposits. Average short-term borrowings decreased by $200.9 million for the six months ended June 30, 2025, as we paid all remaining borrowings under the BTFP in the fourth quarter of 2024. The lower average balance of, and a decrease in rates paid on, short-term borrowings resulted in a $4.9 million decrease in interest expense compared to the same period in 2024. A lower average balance of, and a decrease in rates paid on, time deposits resulted in a $2.6 million decrease in interest expense compared to the same period in 2024. Average loans decreased by $75.6 million for the six months ended June 30, 2025 in accordance with our strategy to optimize the balance sheet, which, in addition to lower loan yields, resulted in a $2.6 million decrease in interest income on loans compared to the same period in 2024. Average interest-bearing demand deposits increased by $113.6 million, which, combined with an increase in rates, resulted in a $2.2 million increase in interest expense in the first half of 2025 compared to the same period in 2024. Average noninterest-bearing deposits increased by $12.5 million. Rates paid on interest-bearing liabilities decreased primarily as a result of the overall decrease in prevailing interest rates. Our yield on interest-earning assets increased primarily due to an increase in yield on the investment securities portfolio.

Interest income was $69.8 million for the six months ended June 30, 2025, compared to $71.5 million for the same period in 2024. Loan interest income made up substantially all of our interest income for the six months ended June 30, 2025 and 2024, although interest on investment securities contributed 10.0% of interest income during the second quarter of 2025 compared to 8.4% during the second quarter of 2024. Of the $1.7 million decrease in interest income, a decrease in interest income of $1.8 million can be attributed to the decrease in the volume of interest-earnings assets, primarily loans. The overall yield on interest-earning assets was 5.42% and 5.41% for the six months ended June 30, 2025 and 2024, respectively. The loan portfolio yielded 5.91% and 5.93% for the six months ended June 30, 2025 and June 30, 2024, respectively, while the yield on the investment portfolio was 3.16% for the six months ended June 30, 2025 compared to 2.81% for the six months ended June 30, 2024. The increase in the overall yield on interest-earning assets compared to the quarter ended June 30, 2024 was primarily driven by a 35 basis point increase in the yield on the investment securities portfolio, partially offset by a two basis point decrease in the yield on the loan portfolio.

Interest expense was $31.8 million for the six months ended June 30, 2025, a decrease of $5.3 million compared to interest expense of $37.1 million for the six months ended June 30, 2024. A decrease in interest expense of $3.6 million resulted from a decrease in volume of interest-bearing liabilities, primarily short-term borrowings, partially offset by an increase in volume of interest-bearing demand deposits. A decrease in interest expense of $1.7 million resulted from the decrease in the cost of interest-bearing liabilities, primarily time deposits, partially offset by an increase in the cost of interest-bearing demand deposits. Average interest-bearing liabilities decreased by $85.4 million for the six months ended June 30, 2025 compared to the same period in 2024, as average short-term borrowings decreased by $200.9 million while average interest-bearing deposits increased by $103.8 million. We reduced rates on our time deposits during the six months ended June 30, 2025 compared to the to the same period in 2024 due to lower prevailing market interest rates. We increased rates on our interest-bearing demand deposits during the six months ended June 30, 2025 compared to the to the same period in 2024 to attract and retain lower cost deposits relative to higher cost short-term borrowings. The cost of deposits decreased 24 basis points to 3.10% for the six months ended June 30, 2025 compared to 3.34% for the six months ended June 30, 2024 primarily as a result of a lower average balance of time deposits, partially offset by a higher average balance of, and an increase in the cost of, interest-bearing demand deposits. The cost of interest-bearing liabilities decreased 36 basis points to 3.18% for the six months ended June 30, 2025 compared to 3.54% for the same period in 2024, primarily due to a lower average balance of short-term borrowings and a decrease in the cost of time deposits, partially offset by a higher cost and average balance of interest-bearing demand deposits.

Net interest margin was 2.95% for the six months ended June 30, 2025, an increase of 34 basis points from 2.61% for the six months ended June 30, 2024. The increase in net interest margin was primarily driven by a 36 basis point decrease in the cost of interest-bearing liabilities and a one basis point increase in the yield on interest-earning assets.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the six months ended June 30, 2025 and 2024. Averages presented in the table below are daily averages (dollars in thousands).

	Six months ended June 30,
	2025			2024
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$2,106,572	$61,692	5.91%	$2,182,129	$64,296	5.93%
Securities:
Taxable	395,029	5,640	2.88	407,076	5,583	2.76
Tax-exempt	50,218	1,336	5.37	25,260	452	3.60
Interest-earning balances with banks	45,736	1,125	4.96	41,927	1,181	5.67
Total interest-earning assets	2,597,555	69,793	5.42	2,656,392	71,512	5.41
Cash and due from banks	26,155			26,111
Intangible assets	41,563			42,162
Other assets	94,569			92,875
Allowance for credit losses	(26,708)			(29,548)
Total assets	$2,733,134			$2,787,992
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$783,176	$8,475	2.18%	$669,571	$6,249	1.88%
Brokered demand deposits	4,725	105	4.47	—	—	—
Savings deposits	134,906	702	1.05	131,905	681	1.04
Brokered time deposits	253,834	6,031	4.79	248,735	6,440	5.21
Time deposits	715,478	13,783	3.88	738,066	16,340	4.45
Total interest-bearing deposits	1,892,119	29,096	3.10	1,788,277	29,710	3.34
Short-term borrowings(2)	41,563	699	3.39	242,507	5,631	4.67
Long-term debt	85,469	2,009	4.74	73,737	1,757	4.79
Total interest-bearing liabilities	2,019,151	31,804	3.18	2,104,521	37,098	3.54
Noninterest-bearing deposits	439,509			427,049
Other liabilities	23,218			28,308
Stockholders’ equity	251,256			228,114
Total liabilities and stockholders’ equity	$2,733,134			$2,787,992
Net interest income/net interest margin		$37,989	2.95%		$34,414	2.61%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods and are not presented on a tax equivalent basis. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Six months ended June 30, 2025 vs.
	Six months ended June 30, 2024
	Volume	Rate	Net(1)
Interest income:
Loans	$(2,226)	$(378)	$(2,604)
Securities:
Taxable	(165)	222	57
Tax-exempt	447	437	884
Interest-earning balances with banks	107	(163)	(56)
Total interest-earning assets	(1,837)	118	(1,719)
Interest expense:
Interest-bearing demand deposits	1,061	1,165	2,226
Brokered demand deposits	105	—	105
Savings deposits	16	5	21
Brokered time deposits	132	(541)	(409)
Time deposits	(501)	(2,056)	(2,557)
Short-term borrowings	(4,666)	(266)	(4,932)
Long-term debt	280	(28)	252
Total interest-bearing liabilities	(3,573)	(1,721)	(5,294)
Change in net interest income	$1,736	$1,839	$3,575

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

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

Three months ended June 30, 2025 vs. three months ended June 30, 2024. Total noninterest income decreased $0.1 million, or 4.5%, to $2.6 million for the three months ended June 30, 2025 compared to $2.8 million for the three months ended June 30, 2024. The decrease in noninterest income was primarily attributable to a $0.7 million decrease in gain on sale of other real estate owned, which was realized in second quarter 2024 on the sale of certain property related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida, partially offset by a $0.4 million decrease in loss on call or sale of investment securities, and a $0.1 million increase in other operating income. The increase in other operating income is primarily attributable to $0.3 million of insurance proceeds received in second quarter 2025 for damages to a property recorded in other real estate owned, also related to the loan relationship described above, and a $0.1 million increase in distributions from other investments, partially offset by a $0.1 million decrease in derivative fee income and a $0.1 million decrease in the change in net asset value of other investments.

Six months ended June 30, 2025 vs. six months ended June 30, 2024. Total noninterest income decreased $0.9 million, or 15.7%, to $4.6 million for the six months ended June 30, 2025 compared to $5.5 million for the six months ended June 30, 2024. The decrease in noninterest income was primarily attributable to a $0.7 million decrease in gain on sale of other real estate owned, described above, and a $0.4 million decrease in gain on sale or disposition of fixed assets, partially offset by a $0.4 million decrease in loss on call or sale of investment securities. During the first quarter of 2024, we recorded a $0.4 million gain on sale or disposition of fixed assets as a result of the closure of one branch in the Alabama market. A $0.1 million decrease in other operating income is primarily attributable to a $0.2 million decrease in the change in net asset value of other investments and a $0.2 million decrease in derivative fee income, partially offset by $0.3 million of insurance proceeds received for damages to a property recorded in other real estate owned, as described above.

Noninterest Expense

Noninterest expense includes salaries and employee benefits and other costs associated with the conduct of our operations. Our goal is to manage our costs within the framework of our operating strategy of generating consistent, quality earnings.

Three months ended June 30, 2025 vs. three months ended June 30, 2024. Total noninterest expense was $16.7 million for the three months ended June 30, 2025, an increase of $1.2 million, or 7.9%, compared to the same period in 2024. The increase was primarily driven by a $0.7 million increase in salaries and employee benefits, a $0.3 million decrease in gain on early extinguishment of subordinated debt, and a $0.2 million increase in acquisition expense. The increase in salaries and employee benefits is primarily due to investment in people with an emphasis on our Texas markets to remix and strengthen our balance sheet and an increase in health insurance claims. During the second quarter of 2024, we repurchased $5.0 million in principal amount of our 2029 Notes and $2.0 million in principal amount of our 2032 Notes and recognized a gain on early extinguishment of subordinated debt of $0.3 million. The increase in acquisition expense is related to the WFB transaction, discussed above. A $0.1 million increase in other operating expenses resulted primarily from a $0.3 million write down in the second quarter 2025 of other real estate owned related to the loan relationship discussed above and a former branch location.

Six months ended June 30, 2025 vs. six months ended June 30, 2024. Total noninterest expense was $32.9 million for the six months ended June 30, 2025, an increase of $2.2 million, or 7.0%, compared to the same period in 2024. The increase was primarily driven by a $1.0 million increase in salaries and employee benefits, a $0.5 million decrease in gain on early extinguishment of subordinated debt, a $0.3 million increase in acquisition expense, a $0.2 million increase in professional fees and a $0.2 million increase in other operating expense, partially offset by a $0.2 million decrease in depreciation and amortization. The increase in salaries and employee benefits is primarily due to investment in people with an emphasis on our Texas markets to remix and strengthen our balance sheet and an increase in health insurance claims. During the first half of 2024, we repurchased $5.0 million in principal amount of our 2029 Notes and $3.0 million in principal amount of our 2032 Notes and recognized a gain on early extinguishment of subordinated debt of $0.5 million. The increase in acquisition expense is related to the WFB transaction, discussed above. The increase in other operating expense resulted from a $0.2 million increase in branch services expense and a $0.2 million increase in collection and repossession expenses. During the first quarter of 2025, we recorded a $3.3 million recovery of loans previously charged off as a result of a property insurance settlement related to a loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. The increase in collection and repossession expenses was primarily due to this property insurance settlement. The decrease in depreciation and amortization is primarily due to the closure of one branch location in the first quarter of 2024.

Income Tax Expense

Income tax expense for the three months ended June 30, 2025 and 2024 was $0.9 million and $0.8 million, respectively. The effective tax rate for the three months ended June 30, 2025 and 2024 was 17.2% and 17.0%, respectively. Income tax expense for the six months ended June 30, 2025 and 2024 was $2.4 million and $2.2 million, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024 was 17.9% and 20.1%, respectively. During the first quarter of 2024, we surrendered approximately $8.4 million of BOLI contracts and reinvested the proceeds in higher yielding policies, which resulted in $0.3 million of income tax expense. The restructuring had an expected earn-back period of just over one year.

For the three and six months ended June 30, 2025, and the three months ended June 30, 2024 the effective tax rate differed from the statutory tax rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI. For the six months ended June 30, 2024, the effective tax rate differed from the statutory tax rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI, partially offset by the surrender of BOLI contracts.

On July 4, 2025, the OBBBA, which contains a broad range of tax reform provisions affecting businesses, was signed into law. Since the bill was signed after the close of the quarter, no financial statement impact was reflected in the second quarter of 2025. We are currently evaluating the impact of the OBBBA on the consolidated financial statements and do not believe it will have a material impact. While the details are still under review, we do not expect a significant impact on 2025 income tax expense.

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

At June 30, 2025 and December 31, 2024, there were no loans classified as loss or doubtful, $31.6 million and $32.7 million, respectively, of loans classified as substandard, and $10.4 million and $7.8 million, respectively, of loans classified as special mention.

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

Allowance for Credit Losses. We account for the ACL in accordance with ASC 326, which uses the CECL accounting methodology. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired and be adjusted each period through a provision for credit losses for changes in the expected lifetime credit losses. The ACL was $26.6 million and $26.7 million at June 30, 2025 and December 31, 2024, respectively.

We maintain a separate ACL on unfunded loan commitments, which is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The ACL is generally increased by the provision for credit losses and decreased by charge-offs, net of recoveries. The provision for credit losses for the three months ended June 30, 2025 was primarily due to changes in the economic forecast and loan mix. The negative provision for credit losses for the six months ended June 30, 2025 was primarily due to a $3.3 million recovery during the first quarter of 2025 of loans previously charged off as a result of a property insurance settlement related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. The negative provision for credit losses for the three months ended June 30, 2024 was primarily due to a decrease in total loans and aging of existing loans. The negative provision for credit losses for the six months ended June 30, 2024 was primarily due to a decrease in total loans, aging of existing loans, and, to a lesser extent, the completion of our annual CECL allowance model recalibration, which resulted in lower historical loss rates.

We complete our annual model recalibration process in the first quarter of each year. Our annual review includes peer group analysis, updates to our probability of default and loss-given default models, including prepayment and curtailment assumptions, and qualitative factor scorecard ranges, as needed. The changes resulting from the model recalibration reduced the ACL by approximately $0.5 million during each of the six months ended June 30, 2025 and 2024.

Refer to Note 1. Summary of Significant Accounting Policies – Allowance for Credit Losses in our Annual Report for further discussion of our ACL accounting policy.

The following table presents the allocation of the ACL by loan category and the percentage of loans in each loan category to total loans as of the dates indicated (dollars in thousands).

	June 30, 2025		December 31, 2024
	Allowance for Credit Losses	% of Loans in each Category to Total Loans	Allowance for Credit Losses	% of Loans in each Category to Total Loans
Mortgage loans on real estate:
Construction and development	$1,313	6.7%	$1,145	7.3%
1-4 Family	6,434	18.4	5,603	18.7
Multifamily	1,494	4.9	1,185	4.0
Farmland	5	0.2	8	0.3
Commercial real estate	12,012	44.1	11,759	44.4
Commercial and industrial	5,263	25.2	6,933	24.8
Consumer	99	0.5	88	0.5
Total	$26,620	100%	$26,721	100%

The following table presents the amount of the ACL allocated to each loan category as a percentage of total loans as of the dates indicated.

	June 30, 2025	December 31, 2024
Mortgage loans on real estate:
Construction and development	0.06%	0.05%
1-4 Family	0.31	0.26
Multifamily	0.07	0.06
Farmland	0.00	0.00
Commercial real estate	0.57	0.55
Commercial and industrial	0.25	0.33
Consumer	0.00	0.01
Total	1.26%	1.26%

As discussed above, the balance in the ACL is principally influenced by the provision for credit losses on loans and net loan loss experience. Additions to the ACL are charged to the provision for credit losses on loans. Losses are charged to the ACL as incurred and recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

The table below reflects the activity in the ACL and key ratios for the periods indicated (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Allowance at beginning of period	$26,435	$29,114	$26,721	$30,540
Provision for credit losses on loans(1)	172	(298)	(3,523)	(1,709)
Net recoveries (charge-offs)	13	(196)	3,422	(211)
Allowance at end of period	$26,620	$28,620	$26,620	$28,620
Total loans - period end	2,106,355	2,166,759	2,106,355	2,166,759
Nonaccrual loans - period end	7,453	4,912	7,453	4,912

Key ratios:
Allowance for credit losses to total loans - period end	1.26%	1.32%	1.26%	1.32%
Allowance for credit losses to nonaccrual loans - period end	357.2%	582.7%	357.2%	582.7%
Nonaccrual loans to total loans - period end	0.35%	0.23%	0.35%	0.23%

(1)	For the three months ended June 30, 2025, the $0.1 million provision for credit losses on the consolidated statement of income includes a $0.2 million provision for loan losses and a $31,000 negative provision for unfunded loan commitments. For the six months ended June 30, 2025, the $3.5 million negative provision for credit losses on the consolidated statement of income includes a $3.5 million negative provision for loan losses and a $68,000 provision for unfunded loan commitments. For the three months ended June 30, 2024, the $0.4 million negative provision for credit losses on the consolidated statement of income includes a $0.3 million negative provision for loan losses and a $0.1 million negative provision for unfunded loan commitments. For the six months ended June 30, 2024, the $1.8 million negative provision for credit losses on the consolidated statement of income includes a $1.7 million negative provision for loan losses and a $0.1 million negative provision for unfunded loan commitments.

The ACL to total loans decreased to 1.26% at June 30, 2025 compared to 1.32% at June 30, 2024, and the ACL to nonaccrual loans ratio decreased to 357.2% at June 30, 2025 compared to 582.7% at June 30, 2024. The decrease in the ACL to total loans compared to June 30, 2024 is primarily due to a decrease in total loans, aging of existing loans and an improvement in the economic forecast. The decrease in ACL to nonaccrual loans compared to June 30, 2024 is primarily due to an increase in nonaccrual loans. Nonaccrual loans were $7.5 million, or 0.35% of total loans, at June 30, 2025, an increase of $2.5 million compared to $4.9 million, or 0.23% of total loans, at June 30, 2024. The increase in nonaccrual loans is primarily attributable to one owner-occupied commercial relationship totaling $1.3 million and one 1-4 family loan relationship totaling $0.8 million.

The following table presents the allocation of net (charge-offs) recoveries by loan category for the periods indicated (dollars in thousands).

	Three months ended June 30,
	2025			2024
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net (Charge-offs) Recoveries	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans
Mortgage loans on real estate:
Construction and development	$—	$133,104	—%	$(140)	$175,088	0.08%
1-4 Family	80	391,490	(0.02)	(103)	411,912	0.03
Multifamily	—	102,999	—	—	103,731	—
Farmland	1	6,242	(0.02)	—	7,919	—
Commercial real estate	8	943,943	(0.00)	—	953,441	—
Commercial and industrial	(64)	516,705	0.01	58	505,231	(0.01)
Consumer	(12)	9,783	0.12	(11)	11,440	0.10
Total	$13	$2,104,266	(0.00)%	$(196)	$2,168,762	0.01%

	Six months ended June 30,
	2025			2024
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net (Charge-offs) Recoveries	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans
Mortgage loans on real estate:
Construction and development	$1	$139,907	(0.00)%	$(131)	$177,459	0.07%
1-4 Family	65	392,819	(0.02)	(98)	411,484	0.02
Multifamily	—	98,392	—	—	104,560	—
Farmland	1	6,569	(0.02)	36	7,745	(0.46)
Commercial real estate	3,322	942,653	(0.35)	—	950,690	—
Commercial and industrial	67	516,103	(0.01)	23	518,655	(0.00)
Consumer	(34)	10,129	0.34	(41)	11,536	0.36
Total	$3,422	$2,106,572	(0.16)%	$(211)	$2,182,129	0.01%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses on loans. Net charge-offs include recoveries of amounts previously charged off. For the three months ended June 30, 2025, net recoveries were $13,000, or less than 0.01%, of the average loan balance for the period. For the six months ended June 30, 2025, net recoveries were $3.4 million, or 0.16%, of the average loan balance for the period. Net recoveries during the six months ended June 30, 2025 were primarily the result of a property insurance settlement related to a loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. Net charge-offs for the three and six months ended June 30, 2024 were $0.2 million, or 0.01%, of the average loan balance for the period. Net charge-offs during the three and six months ended June 30, 2024 were primarily attributable to construction and development and 1-4 family loans.

Management believes the ACL at June 30, 2025 is sufficient to provide adequate protection against losses in our portfolio. However, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This ACL may prove to be inadequate due to many factors including higher inflation and interest rates than anticipated, higher unemployment than anticipated, other unanticipated adverse changes in the economy, unanticipated effects of the current geopolitical and domestic political conflicts, a public health crisis, or discrete events adversely affecting specific customers or industries. We are monitoring changes and potential changes to U.S. tariff and trade policies that could have an adverse impact on inflation and economic growth, at least in the near term, and which make forecasting difficult. These factors could cause deterioration in credit quality that could lead us to increase our ACL in future periods. Our results of operations and financial condition could be materially adversely affected to the extent that the ACL is insufficient to cover such changes or events.

Nonperforming Assets. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal and interest is delinquent for 90 days or more. Additionally, management may elect to continue the accrual when the estimated net available value of collateral is sufficient to cover the principal balance and accrued interest. It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period of repayment performance by the borrower. Nonperforming loans were $7.5 million, or 0.36% of total loans, at June 30, 2025, a decrease of $1.3 million compared to $8.8 million, or 0.42% of total loans, at December 31, 2024. The decrease in nonperforming loans compared to December 31, 2024 is mainly attributable to paydowns.

Loan Modifications to Borrowers Experiencing Financial Difficulty. Occasionally, we modify loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the six months ended June 30, 2025 and 2024, we did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

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

For the six months ended June 30, 2025, additions to other real estate owned were $1.0 million, which were driven by transfers of commercial real estate loans to other real estate owned. Other real estate owned with a cost basis of $0.2 million was sold during the three and six months ended June 30, 2025 and 2024, resulting in a gain of $29,000 for the periods. During the three and six months ended June 30, 2025, we recorded $0.3 million of write-downs of other real estate owned related to a property that was part of the loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida and a former branch location based on a third-party appraisal. During the six months ended June 30, 2024, we recorded a $0.2 million write-down of other real estate owned primarily related to a former branch location based on a third-party appraisal. Other real estate owned with a cost basis of $1.1 million was sold during the three and six months ended June 30, 2024 resulting in a gain of $0.7 million for the periods, related to the loan relationship described above.

At June 30, 2025, approximately $2.2 million of loans secured by 1-4 family residential property were in the process of foreclosure.

The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	June 30, 2025	December 31, 2024
1-4 Family	$1,501	$1,684
Commercial real estate	4,013	3,358
Commercial and industrial	115	176
Total other real estate owned	$5,629	$5,218

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Six months ended June 30,
	2025	2024
Balance, beginning of period	$5,218	$4,438
Additions	951	230
Sales of other real estate owned	(244)	(1,063)
Write-downs	(296)	(233)
Balance, end of period	$5,629	$3,372

Impact of Inflation. Inflation reached a near 40-year high in late 2021 primarily due to effects of the COVID-19 pandemic, and continued rising through June 2022. After June 2022, the rate of inflation generally declined; however, it has remained higher than the Federal Reserve’s target inflation rate of two percent. In response to higher inflation, the Federal Reserve increased the federal funds target rate during 2022 and 2023 as discussed in Certain Events That Affect Period-over-Period Comparability – Changing Inflation and Interest Rates, which generally increased the amount we earn on our interest-earning assets but also increased the amount we pay on our interest-bearing liabilities as discussed throughout this report. We believe that higher rates resulting from inflation and related factors led to constrained loan demand during 2023 and 2024 and through June 30, 2025. When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, if the rate of inflation accelerates in the future, this could impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for credit losses resulting from a possible increased default rate. Inflation and related higher rates have led and may continue to lead to lower loan re-financings. Inflation has also increased and may continue to increase the costs of goods and services we purchase, including the costs of salaries and benefits. We are monitoring changes and potential changes to U.S. tariff and trade policies that could have an adverse impact on inflation and economic growth, at least in the near term, and which make forecasting difficult.

As noted above, the rate of inflation generally declined after June 2022. In response, from September 2024 to December 2024, the Federal Reserve reduced the federal funds target rate by 100 basis points to 4.25% to 4.50%, where it remained as of August 6, 2025. The inflationary outlook in the U.S. remains uncertain. A decrease in the general level of interest rates may lead to, among other things, prepayments on our loan and mortgage-backed securities portfolios as borrowers refinance their loans at lower rates, lower rates on new loans, lower rates on existing variable rate loans and lower yields on investment securities, which may be offset by lower costs of interest-bearing liabilities. If interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Significant fluctuations in interest rates makes our business and balance sheet more challenging to manage. For additional information, see Interest Rate Risk below, and Item 1A. “Risk Factors – Risks Related to our Business – Changes in interest rates could have an adverse effect on our profitability” and – “Inflation and rising prices may continue to adversely affect our results of operations and financial condition” in our Annual Report.

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, four to six months, seven to twelve months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At June 30, 2025, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of June 30, 2025
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income(1)
+300	(3.3)%
+200	(2.4)%
+100	(0.9)%
-100	1.2%
-200	2.0%
-300	2.7%

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At June 30, 2025 and December 31, 2024, 69% and 68%, respectively, of our total assets were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through interest payments, principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. At June 30, 2025, 90% of our investment securities portfolio was classified as AFS, and we had gross unrealized losses in our AFS investment securities portfolio of $53.4 million and gross unrealized gains of $0.5 million. The sale of securities in a loss position would cause us to record a loss on sale of investment securities in noninterest income in the period during which the securities were sold. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At June 30, 2025, securities with a carrying value of $40.8 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $68.1 million in pledged securities at December 31, 2024.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2025, the balance of our outstanding advances with the FHLB was $70.0 million, consisting of $10.0 million short-term and $60.0 million long-term advances based on original maturities, an increase of $2.8 million, compared to $67.2 million, consisting of $7.2 million short-term and $60.0 million long-term advances based on original maturities, at December 31, 2024. The total amount of remaining credit available to us from the FHLB at June 30, 2025 was $705.0 million. At June 30, 2025, our FHLB borrowings were collateralized by a blanket pledge of certain loans totaling approximately $954.2 million.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $11.0 million of repurchase agreements outstanding at June 30, 2025 and $8.4 million at December 31, 2024.

We maintain unsecured lines of credit with First National Bankers Bank and The Independent Bankers Bank totaling $60.0 million. These lines of credit are federal funds lines of credit and are used for overnight borrowing only. The lines of credit mature at various times within the next year. There were no outstanding balances on our unsecured lines of credit at June 30, 2025 and December 31, 2024.

At June 30, 2025, we held $55.2 million of cash and cash equivalents and maintained approximately $705.0 million of available funding from FHLB advances and maintained $60.0 million in unsecured lines of credit with correspondent banks. Cash and cash equivalents at June 30, 2025 included $17.3 million in advanced proceeds from the sale of our Series A Preferred Stock, which closed on July 1, 2025. Cash and cash equivalents and available funding represent 104% of uninsured deposits of $785.7 million at June 30, 2025.

In addition, at June 30, 2025 and December 31, 2024, we had $17.0 million in aggregate principal amount of subordinated debt outstanding, consisting entirely of our 2032 Notes. For additional information on our 2032 Notes, see our Annual Report, Part II. Item 7. “MD&A – Discussion and Analysis of Financial Condition – Borrowings” and Note 10 to the financial statements included in such report.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. In recent years, the proportion of our deposits represented by noninterest-bearing deposits has declined primarily due to rising market interest rates as customers have migrated to higher yielding alternatives, although such proportion increased as of the end of second quarter 2025 as rates declined in the latter part of 2024.

At June 30, 2025, we held $256.1 million of brokered time deposits and no brokered demand deposits as defined for federal regulatory purposes. At December 31, 2024, we held $245.5 million of brokered time deposits and $47.3 million of brokered demand deposits as defined for federal regulatory purposes. We utilize brokered time deposits to secure fixed cost funding and reduce short-term borrowings. We utilize brokered demand deposits when pricing is more favorable than other short-term borrowings. We hold QwickRate® deposits, included in our time deposit balances, which we obtain through a qualified network, to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At June 30, 2025, we held $5.9 million of QwickRate® deposits, a decrease of $7.0 million compared to $12.9 million at December 31, 2024.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three and six months ended June 30, 2025 and 2024.

	Percentage of Total Average Deposits and Borrowed Funds		Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds		Cost of Funds
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Noninterest-bearing demand deposits	18%	17%	18%	17%	—%	—%	—%	—%
Interest-bearing demand deposits	32	26	32	26	2.22	1.88	2.18	1.88
Brokered demand deposits	—	—	—	—	4.50	—	4.47	—
Savings accounts	6	5	6	5	1.04	1.07	1.05	1.04
Brokered time deposits	10	10	10	10	4.71	5.20	4.79	5.21
Time deposits	29	29	29	29	3.79	4.51	3.88	4.45
Short-term borrowings	1	10	2	10	3.13	4.68	3.39	4.67
Long-term borrowed funds	4	3	3	3	4.71	4.76	4.74	4.79
Total deposits and borrowed funds	100%	100%	100%	100%	2.56%	2.97%	2.61%	2.95%

Capital Resources. Our primary sources of capital include retained earnings, capital obtained through acquisitions, and proceeds from the sale of our capital stock and subordinated debt. We may issue additional capital stock and debt securities from time to time to fund acquisitions and support our organic growth. As noted elsewhere in this report, on July 1, 2025 we completed a private placement of Series A Preferred Stock. We intend to use the net proceeds from the offering to support the acquisition of WFB and for general corporate purposes, including organic growth and other potential acquisitions. The Series A Preferred Stock is intended to qualify as additional Tier 1 capital.

During the six months ended June 30, 2025 and 2024, we paid $2.1 million and $2.0 million in dividends, respectively. We declared dividends on our common stock of $0.215 per share during the six months ended June 30, 2025 compared to dividends of $0.20 per share during the six months ended June 30, 2024. Our Board has authorized a share repurchase program, and at June 30, 2025, we had 424,588 shares of our common stock remaining authorized for repurchase under the program. During the six months ended June 30, 2025, we paid $1.3 million to repurchase 71,057 shares of our common stock, compared to paying $0.3 million to repurchase 16,621 shares of our common stock during the six months ended June 30, 2024. The aggregate purchase price does not include the effect of excise tax incurred on net share repurchases.

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

The Company and the Bank each were in compliance with all regulatory capital requirements at June 30, 2025 and December 31, 2024. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement for Bank to be Well Capitalized Under Prompt Corrective Action Rules
	Amount	Ratio	Amount	Ratio
June 30, 2025
Investar Holding Corporation:
Tier 1 leverage capital	$266,336	9.64%	$—	—%
Common equity tier 1 capital	256,836	11.28	—	—
Tier 1 capital	266,336	11.70	—	—
Total capital	309,404	13.59	—	—
Investar Bank:
Tier 1 leverage capital	278,269	10.08	138,005	5.00
Common equity tier 1 capital	278,269	12.24	147,779	6.50
Tier 1 capital	278,269	12.24	181,882	8.00
Total capital	304,620	13.40	227,352	10.00

December 31, 2024
Investar Holding Corporation:
Tier 1 leverage capital	$258,178	9.27%	$—	—%
Common equity tier 1 capital	248,678	10.84	—	—
Tier 1 capital	258,178	11.25	—	—
Total capital	301,259	13.13	—	—
Investar Bank:
Tier 1 leverage capital	269,733	9.70	139,092	5.00
Common equity tier 1 capital	269,733	11.77	148,925	6.50
Tier 1 capital	269,733	11.77	183,293	8.00
Total capital	296,117	12.92	229,116	10.00

Off-Balance Sheet Transactions and Lease Obligations

Swap Contracts. The Bank historically has entered into interest rate swap contracts, some of which are forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the one-month SOFR associated with the forecasted issuances of one-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. At June 30, 2025 and December 31, 2024, we had no current or forward starting interest rate swap agreements, other than interest rate swaps related to customer loans, described below. For additional information, see Note 7. Derivative Financial Instruments.

The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under ASC 815, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the  three and six months ended June 30, 2025  and  2024 . At  June 30, 2025  and  December 31, 2024 , we had notional amounts of $185.6 million and $186.9 million, respectively, in interest rate swap contracts with customers and $185.6 million and $186.9 million, respectively, in offsetting interest rate swap contracts with other financial institutions. At  June 30, 2025  and  December 31, 2024 , the fair value of the swap contracts consisted of gross assets of $13.1 million and $17.2 million, respectively, and gross liabilities of $13.1 million and $17.2 million, respectively, recorded in “Other assets” and “Accrued taxes and other liabilities,” respectively, in the accompanying consolidated balance sheets.

Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the ACL on loans. The reserve for unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets and was $0.1 million and $42,000 at June 30, 2025 and December 31, 2024, respectively.

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

	June 30, 2025	December 31, 2024
Loan commitments	$358,415	$377,301
Standby letters of credit	7,251	7,658

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at June 30, 2025, the Company had unfunded commitments of $0.9 million for its investment in SBIC qualified funds and other investment funds.

For the six months ended June 30, 2025 and for the year ended December 31, 2024, except as disclosed herein and in the Company’s Annual Report, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Lease Obligations. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.

The following table presents, as of June 30, 2025, contractually obligated lease payments due under non-cancelable operating leases by payment date (dollars in thousands).

Less than one year	$457
One to three years	891
Three to five years	652
Over five years	238
Total	$2,238

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2024 are set forth in the Company’s Annual Report in the section captioned “MD&A – Risk Management.” Please refer to the information in Item 2. “MD&A,” under the heading “Risk Management” in this report for additional information about the Company’s market risk for the six months ended June 30, 2025; except as discussed therein, there have been no material changes in the Company’s market risk since December 31, 2024.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

For information regarding material risk factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors disclosed in Part I. Item 1A. “Risk Factors” in the Annual Report. Other than as discussed below, there have been no material changes in our risk factors as described in such Annual Report, except for certain heightened risks relating to changing U.S. trade and tariff policies particularly since the end of first quarter 2025, as discussed in “MD&A – Risk Management – Credit Risk and the Allowance for Credit Losses,” which discussion is incorporated by reference herein.

Our Series A Preferred Stock could adversely affect our liquidity, financial condition and holders of our common stock.

On July 1, 2025, we issued 32,500 shares of our newly designated Series A Preferred Stock. The relative preferences, rights and limitations of our Series A Preferred Stock are set forth in our Restated Articles of Incorporation, as amended by the Articles of Amendment filed with the Louisiana Secretary of State, which became effective on June 30, 2025 (as amended, the “Restated Articles”), filed as Exhibit 3.1 to this report. Pursuant to the Restated Articles, subject to certain exceptions, we are prohibited from paying dividends on, or repurchasing or redeeming our common stock, unless full dividends for the Series A Preferred Stock’s most recently completed dividend period have been declared and paid on all outstanding shares of Series A Preferred Stock. In addition, holders of our Series A Preferred Stock have the right to receive distributions or payments upon any liquidation, dissolution or winding up of our business, or upon the occurrence of specified “Reorganization Events,” as defined in the Restated Articles, before any payment may be made to holders of our common stock. These and other provisions related to the Series A Preferred Stock could influence our use of cash, which in turn could reduce the amount of cash flows available for dividends on our common stock, working capital, capital expenditures, growth opportunities (including acquisitions) and general corporate purposes. Our Series A Preferred Stock could also limit our ability to obtain additional financing, which could have an adverse effect on our financial condition and growth strategies.

Further, holders of Series A Preferred Stock have the right, at any time and from time to time, at such holder’s option to convert all or any portion of their Series A Preferred Stock into shares of our common stock at the rate of 47.619 shares of common stock per share of Series A Preferred Stock (subject to certain adjustments) (the “Conversion Rate”), plus cash in lieu of fractional shares of common stock. In addition, subject to certain conditions, on or after July 1, 2028, we will have the right, at our option, from time to time on any dividend payment date, to cause some or all of the Series A Preferred Stock to be converted into shares of our common stock at the Conversion Rate if, for 20 trading days within a period of 30 consecutive trading days, the closing price of our common stock exceeds $26.25 per share (subject to certain adjustments). Any conversion of the Series A Preferred Stock into common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of common stock issuable upon such conversion, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

Our issuance of preferred stock in the future could adversely affect holders of our common stock and discourage a takeover.

Our shareholders authorized our Board to issue up to 5,000,000 shares of “blank check” preferred stock without any further action on the part of our shareholders. The Board also has the power, without shareholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. As of the date of this report, 32,500 shares of our newly designated Series A Preferred Stock are outstanding. Holders of our Series A Preferred Stock have certain rights and preferences over our common stock, including but not limited to, payment of dividends, payment upon liquidation, dissolution or winding up, and such shares are convertible into shares of our common stock upon the occurrence of certain events, subject to the terms and conditions of such Series A Preferred Stock. See Note 12. Subsequent Events and “—Our Series A Preferred Stock could adversely affect our liquidity, financial condition and holders of our common stock” above for additional information regarding our Series A Preferred Stock.

If we issue new preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock or that are convertible into common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our Board to issue shares of preferred stock without any action on the part of our shareholders may impede a takeover of us and prevent a transaction perceived to be favorable to our shareholders.

The proposed merger with WFB is subject to various closing conditions, which may prevent or delay the consummation of the proposed merger, result in additional expenditures of money and resources, reduce the anticipated benefits of the merger or result in the termination of the Merger Agreement.

We recently announced a Merger Agreement with WFB, the holding company for First National Bank, Wichita Falls, Texas, which provides for the merger of WFB with and into the Company, with the Company as the surviving corporation, and the merger of First National Bank with and into the Bank, with the Bank as the surviving bank. Consummation of the transactions contemplated by the Merger Agreement is subject to various customary conditions, including, without limitation, the approval of the shareholders of each of the Company and WFB; the receipt of certain regulatory approvals; the accuracy of the representations and warranties of the parties and compliance by the parties with their respective covenants and obligations under the Merger Agreement; and the absence of a material adverse change with respect to WFB. Many of the closing conditions are beyond the parties’ control and may prevent, delay or otherwise materially adversely affect the consummation of the proposed merger. We cannot predict with certainty whether or when any of these conditions will be satisfied. Further, regulators may impose conditions on the consummation of the proposed merger that could cause the parties to abandon the proposed merger. If any of these conditions are not satisfied or waived prior to certain dates (as described in the Merger Agreement), it is possible that the Merger Agreement may be terminated and the proposed merger may not be completed. In addition, satisfying these conditions could take longer than initially anticipated. There can be no assurance that the closing conditions will be satisfied or waived in a timely manner or at all. If the proposed merger is not completed or is delayed, there may be adverse consequences depending on the circumstances, including but not limited to, potential negative reactions from investors and the financial markets, and the price of our common stock may decline materially.

The proposed merger with WFB and the integration of the businesses may be more difficult, costly or time-consuming than expected, and we may fail to realize the anticipated benefits of the proposed merger.

The success of the proposed merger, if completed, will depend in part on our ability to realize anticipated benefits of the proposed merger and on our ability to successfully integrate the businesses. The anticipated benefits of the proposed merger may not be realized fully, or at all, or may take longer to realize than expected. For example, WFB’s operations are located in north Texas, which are new markets for our Company. We may experience unanticipated difficulties in integrating WFB’s business, including potential losses of customers and employees, higher than expected integration costs, and inability to maintain and increase market share at new locations in new markets. In addition, we may fail to realize anticipated benefits of the proposed merger, including but not limited to lower than expected revenues and profits, inability to achieve expected cost savings and synergies, or higher than expected liabilities and costs. The pending merger may cause disruptions to our ongoing business and the business of WFB, including difficulties in maintaining relationships with customers, employees or vendors and the diversion of management time on merger-related issues, which could adversely affect our and WFB’s businesses, financial condition and results of operations. We cannot assure you that we will be able to achieve the expected benefits of the proposed merger with WFB.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

As previously disclosed, including in a Current Report on Form 8-K filed July 1, 2025, the Company completed a private placement of its Series A Preferred Stock on July 1, 2025.

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended June 30, 2025.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
April 1, 2025 - April 30, 2025	53,164	$17.11	29,037	431,616
May 1, 2025 - May 31, 2025	9,056	19.33	7,028	424,588
June 1, 2025 - June 30, 2025	—	—	—	424,588
	62,220	$17.44	36,065	424,588

(1)	Includes 26,155 shares of common stock surrendered to cover the payroll taxes due upon the vesting of RSUs.
(2)	The Company has had a stock repurchase program since 2015. As of June 30, 2025, the Company had 424,588 shares remaining available under the program.

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

In addition, as a Louisiana corporation, we are subject to certain restrictions on dividends under the Louisiana Business Corporation Act. Generally, a Louisiana corporation may pay dividends to its shareholders unless, after giving effect to the dividend, either (1) the corporation would not be able to pay its debts as they come due in the usual course of business or (2) the corporation’s total assets are less than the sum of its total liabilities and the amount that would be needed, if the corporation were to be dissolved at the time of the payment of the dividend, to satisfy the preferential rights of shareholders whose preferential rights are superior to those receiving the dividend. In addition, our existing and future debt agreements limit, or may limit, our ability to pay dividends. Under the terms of our 2032 Notes, we are prohibited from paying dividends upon and during the continuance of any Event of Default under such notes. Under the terms of our Series A Preferred Stock, subject to certain exceptions, we are prohibited from paying dividends on, or repurchasing or redeeming our common stock, unless full dividends for the Series A Preferred Stock’s most recently completed dividend period have been declared and paid on all outstanding shares of Series A Preferred Stock. Finally, our ability to pay dividends may be limited on account of the junior subordinated debentures that we assumed through acquisitions. We must make payments on the junior subordinated debentures before any dividends can be paid on our common stock.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1*	Agreement and Plan of Merger, dated July 1, 2025, by and among Investar Holding Corporation and Wichita Falls Bancshares, Inc.(1)

3.1	Composite Articles of Incorporation of Investar Holding Corporation

3.2	Amended and Restated By-laws of Investar Holding Corporation(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Specimen certificate representing Series A Non-Cumulative Perpetual Convertible Preferred Stock(4)

4.3	Indenture, dated April 6, 2022, by and among Investar Holding Corporation and UMB Bank, National Association, as trustee(5)

4.4	Form of 5.125% Fixed-to-Floating Rate Subordinated Note due 2032(6)

10.1**	Form of Restricted Stock Unit Agreement for Non-Employee Directors - Five Year Vesting(7)

10.2	Form of Securities Purchase Agreement, dated June 30, 2025, by and between Investar Holding Corporation and the purchasers set forth therein(8)

10.3	Form of Registration Rights Agreement, dated June 30, 2025, by and between Investar Holding Corporation and the purchasers set forth therein(9)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)	Filed as exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 1, 2025 and incorporated herein by reference.
(2)	Filed as exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.
(3)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(4)	Filed as exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 1, 2025 and incorporated herein by reference.
(5)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.
(6)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.
(7)	Filed as exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 7, 2025 and incorporated herein by reference.
(8)	Filed as exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 1, 2025 and incorporated herein by reference.
(9)	Filed as exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on July 1, 2025 and incorporated herein by reference.

* The registrant has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

** Management contract or compensatory plan or arrangement.

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

INVESTAR HOLDING CORPORATION

Date: August 6, 2025	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2025	/s/ John R. Campbell
John R. Campbell
Chief Financial Officer
(Principal Financial Officer)