Form 10-Q
period 2025-09-30
Investar Holding Corp
filed 2025-11-05
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 9,810,435 shares outstanding as of November 3, 2025.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$32,564	$26,623
Interest-bearing balances due from other banks	2,809	1,299
Cash and cash equivalents	35,373	27,922

Available for sale securities at fair value (amortized cost of $417,729 and $392,564, respectively)	370,251	331,121
Held to maturity securities at amortized cost (fair value of $50,576 and $42,144, respectively)	47,834	42,687
Loans	2,150,523	2,125,084
Less: allowance for credit losses	(26,470)	(26,721)
Loans, net	2,124,053	2,098,363
Equity securities at fair value	3,270	2,593
Nonmarketable equity securities	15,255	16,502
Bank premises and equipment, net of accumulated depreciation of $23,297 and $21,853, respectively	39,732	40,705
Other real estate owned, net	4,633	5,218
Accrued interest receivable	14,858	14,423
Deferred tax asset	14,362	17,120
Goodwill and other intangible assets, net	41,303	41,696
Bank owned life insurance	68,612	59,703
Other assets	21,092	24,759
Total assets	$2,800,628	$2,722,812

LIABILITIES
Deposits:
Noninterest-bearing	$446,361	$432,143
Interest-bearing	1,926,317	1,913,801
Total deposits	2,372,678	2,345,944
Advances from Federal Home Loan Bank	60,000	67,215
Repurchase agreements	15,066	8,376
Subordinated debt, net of unamortized issuance costs	16,728	16,697
Junior subordinated debt	8,806	8,733
Accrued taxes and other liabilities	32,055	34,551
Total liabilities	2,505,333	2,481,516

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized; 6.5% Series A Non-Cumulative Perpetual Convertible Preferred Stock; 32,500 shares ($1,000 liquidation preference) issued and outstanding at September 30, 2025 and none issued and outstanding at December 31, 2024	30,353	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 9,825,883 and 9,828,413 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	9,826	9,828
Surplus	146,304	146,890
Retained earnings	146,178	132,935
Accumulated other comprehensive loss	(37,366)	(48,357)
Total stockholders’ equity	295,295	241,296
Total liabilities and stockholders’ equity	$2,800,628	$2,722,812

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans	$32,563	$32,764	$94,255	$97,060
Interest on investment securities:
Taxable	3,096	2,755	8,736	8,338
Tax-exempt	689	228	2,025	680
Other interest income	747	1,101	1,872	2,282
Total interest income	37,095	36,848	106,888	108,360

INTEREST EXPENSE
Interest on deposits	14,726	15,729	43,822	45,439
Interest on borrowings	1,216	3,263	3,924	10,651
Total interest expense	15,942	18,992	47,746	56,090
Net interest income	21,153	17,856	59,142	52,270

Provision for credit losses	139	(945)	(3,316)	(2,779)
Net interest income after provision for credit losses	21,014	18,801	62,458	55,049

NONINTEREST INCOME
Service charges on deposit accounts	832	828	2,415	2,437
Gain (loss) on call or sale of investment securities, net	2	1	2	(382)
(Loss) gain on sale or disposition of fixed assets, net	(5)	—	(8)	427
Gain (loss) on sale of other real estate owned, net	94	(4)	123	708
Interchange fees	394	403	1,185	1,208
Income from bank owned life insurance	485	459	1,409	1,310
Change in the fair value of equity securities	200	174	177	254
Income from legal settlement	—	1,122	—	1,122
Other operating income	982	561	2,318	1,958
Total noninterest income	2,984	3,544	7,621	9,042
Income before noninterest expense	23,998	22,345	70,079	64,091

NONINTEREST EXPENSE
Depreciation and amortization	683	760	2,114	2,359
Salaries and employee benefits	10,302	9,982	30,162	28,823
Occupancy	679	652	1,995	1,929
Data processing	831	880	2,642	2,710
Marketing	101	121	324	234
Professional fees	496	473	1,555	1,363
Gain on early extinguishment of subordinated debt	—	—	—	(502)
Acquisition expense	246	—	587	—
Other operating expenses	3,188	3,312	10,085	10,037
Total noninterest expense	16,526	16,180	49,464	46,953
Income before income tax expense	7,472	6,165	20,615	17,138
Income tax expense	1,293	784	3,649	2,993
Net income	6,179	5,381	16,966	14,145
Preferred stock dividends declared	528	—	528	—
Net income available to common shareholders	$5,651	$5,381	$16,438	$14,145

EARNINGS PER COMMON SHARE
Basic earnings per common share	$0.57	$0.55	$1.67	$1.44
Diluted earnings per common share	0.54	0.54	1.62	1.43
Cash dividends declared per common share	0.11	0.105	0.325	0.305

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$6,179	$5,381	$16,966	$14,145
Other comprehensive income:
Investment securities:
Unrealized gain, available for sale, net of tax expense of $1,153, $2,847, $2,974 and $1,708, respectively	4,262	10,523	10,993	6,306
Reclassification of realized (gain) loss, available for sale, net of tax benefit of $0, $0, $0 and $80, respectively	(2)	(1)	(2)	302
Total other comprehensive income	4,260	10,522	10,991	6,608
Total comprehensive income	$10,439	$15,903	$27,957	$20,753

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Three months ended:
September 30, 2024
Balance at beginning of period	$—	$9,829	$145,918	$123,510	$(49,061)	$230,196
Surrendered shares	—	—	(7)	—	—	(7)
Common stock dividends declared, $0.105 per share	—	—	—	(1,031)	—	(1,031)
Stock-based compensation	—	1	518	—	—	519
Shares repurchased	—	(2)	(36)	—	—	(38)
Net income	—	—	—	5,381	—	5,381
Other comprehensive income, net	—	—	—	—	10,522	10,522
Balance at end of period	$—	$9,828	$146,393	$127,860	$(38,539)	$245,542

September 30, 2025
Balance at beginning of period	$—	$9,840	$146,107	$141,608	$(41,626)	$255,929
Surrendered shares	—	—	(8)	—	—	(8)
Options exercised	—	—	—	—	—	—
Preferred stock dividends declared, $16.25 per share	—	—	—	(528)	—	(528)
Common stock dividends declared, $0.11 per share	—	—	—	(1,081)	—	(1,081)
Preferred stock issuance, net of issuance costs	30,353	—	—	—	—	30,353
Stock-based compensation	—	1	511	—	—	512
Shares repurchased	—	(15)	(306)	—	—	(321)
Net income	—	—	—	6,179	—	6,179
Other comprehensive income, net	—	—	—	—	4,260	4,260
Balance at end of period	$30,353	$9,826	$146,304	$146,178	$(37,366)	$295,295

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Nine months ended:
September 30, 2024
Balance at beginning of period	$—	$9,748	$145,456	$116,711	$(45,147)	$226,768
Surrendered shares	—	(94)	(1,385)	—	—	(1,479)
Options exercised	—	96	1,263	—	—	1,359
Common stock dividends declared, $0.305 per share	—	—	—	(2,996)	—	(2,996)
Stock-based compensation	—	97	1,345	—	—	1,442
Shares repurchased	—	(19)	(286)	—	—	(305)
Net income	—	—	—	14,145	—	14,145
Other comprehensive income, net	—	—	—	—	6,608	6,608
Balance at end of period	$—	$9,828	$146,393	$127,860	$(38,539)	$245,542

September 30, 2025
Balance at beginning of period	$—	$9,828	$146,890	$132,935	$(48,357)	$241,296
Surrendered shares	—	(56)	(939)	—	—	(995)
Options exercised	—	34	501	—	—	535
Preferred stock dividends declared, $16.25 per share	—	—	—	(528)	—	(528)
Common stock dividends declared, $0.325 per share	—	—	—	(3,195)	—	(3,195)
Preferred stock issuance, net of issuance costs	30,353	—	—	—	—	30,353
Stock-based compensation	—	106	1,370	—	—	1,476
Shares repurchased	—	(86)	(1,518)	—	—	(1,604)
Net income	—	—	—	16,966	—	16,966
Other comprehensive income, net	—	—	—	—	10,991	10,991
Balance at end of period	$30,353	$9,826	$146,304	$146,178	$(37,366)	$295,295

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2025	2024
Net income	$16,966	$14,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,114	2,359
Provision for credit losses	(3,316)	(2,779)
Net amortization (accretion) of purchase accounting adjustments	42	(40)
Provision for other real estate owned	434	233
Net accretion of securities	(405)	(12)
(Gain) loss on call or sale of investment securities, net	(2)	382
Loss (gain) on sale or disposition of fixed assets, net	8	(427)
Gain on sale of other real estate owned, net	(123)	(708)
Gain on early extinguishment of subordinated debt	—	(502)
FHLB stock dividend	(208)	(139)
Stock-based compensation	1,476	1,442
Deferred taxes	(216)	404
Net change in value of BOLI	(1,409)	(1,310)
Amortization of subordinated debt issuance costs	31	64
Change in the fair value of equity securities	(177)	(254)
Income from legal settlement	—	(1,122)
Net change in:
Accrued interest receivable	(435)	42
Other assets	(1,555)	126
Accrued taxes and other liabilities	1,370	4,314
Net cash provided by operating activities	14,595	16,218

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	7,906
Purchases of securities available for sale	(61,229)	(15,634)
Purchases of securities held to maturity	(6,500)	(1,500)
Proceeds from maturities, prepayments and calls of investment securities available for sale	36,475	27,031
Proceeds from maturities, prepayments and calls of investment securities held to maturity	1,349	3,664
Proceeds from redemption or sale of nonmarketable equity securities	2,315	1,872
Purchases of nonmarketable equity securities	(859)	(2,267)
Purchases of equity securities at fair value	(500)	(1,000)
Net (increase) decrease in loans	(24,040)	53,356
Proceeds from sales of other real estate owned	1,961	1,984
Proceeds from sales of fixed assets	—	1,340
Purchases of fixed assets	(928)	(388)
Proceeds from surrender of BOLI	—	8,440
Purchases of BOLI	(7,500)	(10,000)
Purchases of other investments	(155)	(140)
Distributions from investments	585	112
Net cash (used in) provided by investing activities	(59,026)	74,776

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net increase in customer deposits	26,741	31,750
Net increase in repurchase agreements	6,690	4,361
Net decrease in short-term FHLB advances	(7,215)	—
Net decrease in borrowings under the BTFP	—	(103,500)
Proceeds from long-term FHLB advances	—	60,000
Repayment of long-term FHLB advances	—	(20,000)
Cash dividends paid on common stock	(3,146)	(2,940)
Proceeds from stock options exercised	63	1,359
Payments to repurchase common stock	(1,604)	(305)
Proceeds from preferred stock offering, net of issuance costs	30,353	—
Extinguishment of subordinated debt	—	(7,388)
Net cash provided by (used in) financing activities	51,882	(36,663)
Net change in cash and cash equivalents	7,451	54,331
Cash and cash equivalents, beginning of period	27,922	32,009
Cash and cash equivalents, end of period	$35,373	$86,340

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfer from loans to other real estate owned	$1,687	$1,810

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a financial holding company, headquartered in Baton Rouge, Louisiana that provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association, a national bank, primarily to meet the needs of individuals, professionals and small to medium-sized businesses. The Company’s primary markets are in south Louisiana, southeast Texas and Alabama. At  September 30, 2025 , the Company operated 20 full service branches located in Louisiana, three full service branches located in Texas and six full service branches located in Alabama and had 329 full-time equivalent employees.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024, including the notes thereto, which were included as part of the Company’s Annual Report.

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

Other estimates that are susceptible to significant change in the near term relate to the allowance for off-balance sheet credit losses, the fair value of stock-based compensation awards, the determination of an ACL for securities, and the fair value of financial instruments and goodwill. A changing interest rate environment, elevated levels of inflation and changing U.S. trade and tariff policies have made certain estimates more challenging, including those discussed above.

Earnings Per Common Share

Basic earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings distributed and undistributed are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities (i.e. unvested time-vested restricted stock), not subject to performance based measures.

Earnings per common share is computed in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by using net income available to common shareholders plus dividends declared on dilutive convertible preferred stock, divided by the sum of 1) the weighted average number of shares determined for the basic earnings per common share computation, 2) the dilutive effect of stock-based compensation using the treasury stock method, and 3) the dilutive effect of convertible preferred stock using the if-converted method. A reconciliation of the weighted average common shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 2 – Earnings Per Common Share.

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

NOTE 2. EARNINGS PER COMMON SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share data).

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$6,179	$5,381	$16,966	$14,145
Less: preferred stock dividends declared	528	—	528	—
Net income available to common shareholders	$5,651	$5,381	$16,438	$14,145

Weighted average basic shares outstanding	9,830,387	9,828,776	9,835,780	9,808,841
Dilutive effect of stock-based compensation	149,886	73,672	137,116	83,662
Dilutive effect of Series A Preferred Stock	1,547,603	—	521,537	—
Weighted average diluted shares outstanding	11,527,876	9,902,448	10,494,433	9,892,503

Basic earnings per common share	$0.57	$0.55	$1.67	$1.44
Diluted earnings per common share	$0.54	$0.54	$1.62	$1.43

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Stock options	—	7,405	3,362	6,367
RSUs	—	401	816	4,420

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. INVESTMENT SECURITIES

Debt Securities

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
September 30, 2025
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$19,092	$43	$(239)	$18,896
Obligations of state and political subdivisions	17,753	17	(1,556)	16,214
Corporate bonds	27,790	70	(1,444)	26,416
Residential mortgage-backed securities	282,461	718	(37,741)	245,438
Commercial mortgage-backed securities	70,633	142	(7,488)	63,287
Total	$417,729	$990	$(48,468)	$370,251

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2024
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$15,985	$47	$(325)	$15,707
Obligations of state and political subdivisions	18,363	—	(2,243)	16,120
Corporate bonds	29,772	8	(2,513)	27,267
Residential mortgage-backed securities	256,272	39	(47,543)	208,768
Commercial mortgage-backed securities	72,172	133	(9,046)	63,259
Total	$392,564	$227	$(61,670)	$331,121

The Company calculates realized gains and losses on sales of debt securities under the specific identification method. Proceeds from sales of investment securities classified as AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Proceeds from sales	$—	$—	$—	$7,906
Gross gains	$—	$—	$—	$—
Gross losses	$—	$—	$—	$(383)

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
September 30, 2025
Obligations of state and political subdivisions	$45,946	$2,922	$(2)	$48,866
Residential mortgage-backed securities	1,888	—	(178)	1,710
Total	$47,834	$2,922	$(180)	$50,576

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2024
Obligations of state and political subdivisions	$40,618	$70	$(365)	$40,323
Residential mortgage-backed securities	2,069	—	(248)	1,821
Total	$42,687	$70	$(613)	$42,144

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of September 30, 2025 or December 31, 2024.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The approximate fair value of AFS securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2025
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$6,050	$(27)	$3,189	$(212)	$9,239	$(239)
Obligations of state and political subdivisions	1,523	(23)	13,497	(1,533)	15,020	(1,556)
Corporate bonds	2,736	(36)	18,025	(1,408)	20,761	(1,444)
Residential mortgage-backed securities	8,247	(78)	194,252	(37,663)	202,499	(37,741)
Commercial mortgage-backed securities	12,536	(143)	39,368	(7,345)	51,904	(7,488)
Total	$31,092	$(307)	$268,331	$(48,161)	$299,423	$(48,468)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2024
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$5,505	$(20)	$4,012	$(305)	$9,517	$(325)
Obligations of state and political subdivisions	3,434	(99)	12,686	(2,144)	16,120	(2,243)
Corporate bonds	1,947	(5)	24,326	(2,508)	26,273	(2,513)
Residential mortgage-backed securities	5,432	(103)	198,803	(47,440)	204,235	(47,543)
Commercial mortgage-backed securities	9,226	(134)	42,293	(8,912)	51,519	(9,046)
Total	$25,544	$(361)	$282,120	$(61,309)	$307,664	$(61,670)

At  September 30, 2025, 686 of the Company’s AFS debt securities had unrealized losses totaling 13.9% of the individual securities’ amortized cost basis and 11.6% of the Company’s total amortized cost basis of the AFS investment securities portfolio. At such date, 609 of the 686 securities had been in a continuous loss position for over 12 months.

The approximate fair value of HTM securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2025
Obligations of state and political subdivisions	$—	$—	$2,201	$(2)	$2,201	$(2)
Residential mortgage-backed securities	—	—	1,710	(178)	1,710	(178)
Total	$—	$—	$3,911	$(180)	$3,911	$(180)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2024
Obligations of state and political subdivisions	$10,795	$(209)	$2,458	$(156)	$13,253	$(365)
Residential mortgage-backed securities	—	—	1,821	(248)	1,821	(248)
Total	$10,795	$(209)	$4,279	$(404)	$15,074	$(613)

Unrealized losses are generally due to changes in market interest rates. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. Due to the nature of the investments, current market prices, and the current interest rate environment, the Company determined that these declines were not attributable to credit losses at September 30, 2025 or December 31, 2024.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and approximate fair value of investment debt securities, by contractual maturity, are shown below as of September 30, 2025 (dollars in thousands). Actual maturities  may differ from contractual maturities due to mortgage-backed securities whereby borrowers  may have the right to call or prepay obligations with or without call or prepayment penalties and certain callable bonds whereby the issuer has the option to call the bonds prior to contractual maturity.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
September 30, 2025
Due within one year	$5,714	$5,722	$—	$—
Due after one year through five years	25,156	24,787	2,203	2,201
Due after five years through ten years	32,036	30,521	5,740	5,853
Due after ten years	354,823	309,221	39,891	42,522
Total debt securities	$417,729	$370,251	$47,834	$50,576

Accrued interest receivable on the Company’s investment securities was $2.6 million and $1.9 million at  September 30, 2025 and  December 31, 2024, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

At September 30, 2025, securities with a carrying value of $65.5 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $68.1 million in pledged securities at December 31, 2024.

Equity Securities

Equity securities at fair value include marketable securities in corporate stocks and mutual funds and totaled $3.3 million and $2.6 million at  September 30, 2025 and  December 31, 2024, respectively.

Nonmarketable equity securities primarily consist of FHLB stock and FRB stock. Members of the FHLB and FRB are required to own a certain amount of stock based on the level of borrowings and other factors and  may invest in additional amounts. FHLB stock and FRB stock are carried at cost, restricted as to redemption, and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income. Nonmarketable equity securities also include investments in other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of nonmarketable equity securities at  September 30, 2025 and  December 31, 2024 was $15.3 million and $16.5 million, respectively.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	September 30, 2025	December 31, 2024
Construction and development	$140,561	$154,553
1-4 Family	382,445	396,815
Multifamily	130,232	84,576
Farmland	3,996	6,977
Commercial real estate	922,541	944,548
Total mortgage loans on real estate	1,579,775	1,587,469
Commercial and industrial	560,763	526,928
Consumer	9,985	10,687
Total loans	$2,150,523	$2,125,084

Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees, net of direct loan origination costs and commitment fees, are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable. Unamortized premiums and discounts on loans, included in the total loans balances above, were $0.1 million at both  September 30, 2025 and  December 31, 2024, and unearned income, or deferred fees, on loans was $1.3 million and $1.0 million at  September 30, 2025 and  December 31, 2024, respectively, and is also included in the total loans balance in the table above.

The tables below provide an analysis of the aging of loans as of  September 30, 2025 and  December 31, 2024 (dollars in thousands).

	September 30, 2025
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$140,480	$76	$—	$5	$140,561	$—
1-4 Family	377,719	367	1,432	2,927	382,445	—
Multifamily	130,232	—	—	—	130,232	—
Farmland	3,996	—	—	—	3,996	—
Commercial real estate	920,406	490	—	1,645	922,541	—
Total mortgage loans on real estate	1,572,833	933	1,432	4,577	1,579,775	—
Commercial and industrial	560,440	287	31	5	560,763	—
Consumer	9,949	6	3	27	9,985	—
Total loans	$2,143,222	$1,226	$1,466	$4,609	$2,150,523	$—

	December 31, 2024
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$154,461	$86	$—	$6	$154,553	$—
1-4 Family	387,782	5,200	1,054	2,779	396,815	—
Multifamily	84,576	—	—	—	84,576	—
Farmland	6,977	—	—	—	6,977	—
Commercial real estate	942,493	458	48	1,549	944,548	—
Total mortgage loans on real estate	1,576,289	5,744	1,102	4,334	1,587,469	—
Commercial and industrial	526,329	64	270	265	526,928	—
Consumer	10,377	87	65	158	10,687	2
Total loans	$2,112,995	$5,895	$1,437	$4,757	$2,125,084	$2

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below provide an analysis of nonaccrual loans as of  September 30, 2025 and  December 31, 2024 (dollars in thousands).

	September 30, 2025
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
Construction and development	$21	$—	$21
1-4 Family	2,492	802	3,294
Multifamily	—	—	—
Farmland	—	—	—
Commercial real estate	1,165	2,990	4,155
Total mortgage loans on real estate	3,678	3,792	7,470
Commercial and industrial	135	—	135
Consumer	64	11	75
Total loans	$3,877	$3,803	$7,680

	December 31, 2024
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
Construction and development	$24	$—	$24
1-4 Family	1,475	2,336	3,811
Multifamily	—	—	—
Farmland	—	—	—
Commercial real estate	4,168	123	4,291
Total mortgage loans on real estate	5,667	2,459	8,126
Commercial and industrial	252	230	482
Consumer	211	5	216
Total loans	$6,130	$2,694	$8,824

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. In determining whether or not a borrower may be unable to meet payment obligations for each class of loans, the borrower’s debt service capacity is considered through the analysis of current financial information, if available, and/or current information with regard to the collateral position. Regulatory provisions would typically require the placement of a loan on nonaccrual status if (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and payment of future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower. No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the nine months ended September 30, 2025 and 2024.

Collateral Dependent Loans

Collateral dependent loans are loans for which the repayments, on the basis of the Company’s assessment at the reporting date, are expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Loans that do not share risk characteristics are excluded from the loan pools and evaluated on an individual basis, and the Company has determined to evaluate collateral dependent loans individually for impairment. The ACL for collateral dependent loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The Company’s collateral dependent loans include all nonaccrual loans shown in the tables above at  September 30, 2025 and  December 31, 2024. The types of collateral that secure collateral dependent loans are discussed under “Portfolio Segment Risk Factors” below.

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

Multifamily - Multifamily loans are normally made to real estate investors to support permanent financing for multifamily residential income producing properties that rely on the successful operation of the property for repayment. This management mainly involves property maintenance and collection of rents due from tenants. This type of lending carries a lower level of risk compared to other commercial lending. In addition, underwriting requirements for multifamily properties are stricter than for other nonowner-occupied property types. The Company manages this risk by avoiding concentrations with any particular customer. Multifamily loans are primarily secured by first liens on multifamily real estate.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below present the Company’s loan portfolio by year of origination, category, and credit quality indicator as of September 30, 2025 and  December 31, 2024 (dollars in thousands). Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at  September 30, 2025 and  December 31, 2024.

	September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Construction and development
Pass	$42,362	$35,013	$19,561	$7,648	$2,956	$2,675	$20,083	$130,298
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	4,682	4,842	718	21	—	10,263
Total construction and development	$42,362	$35,013	$24,243	$12,490	$3,674	$2,696	$20,083	$140,561

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 Family
Pass	$11,245	$10,365	$34,318	$90,074	$68,116	$108,820	$54,532	$377,470
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	214	423	767	843	2,458	270	4,975
Total 1-4 family	$11,245	$10,579	$34,741	$90,841	$68,959	$111,278	$54,802	$382,445

Current-period gross charge-offs	$—	$—	$—	$(59)	$—	$(23)	$—	$(82)

Multifamily
Pass	$35,621	$1,582	$22,894	$45,235	$11,552	$7,348	$20	$124,252
Special Mention	—	—	—	—	—	3,852	—	3,852
Substandard	—	—	—	638	—	1,490	—	2,128
Total multifamily	$35,621	$1,582	$22,894	$45,873	$11,552	$12,690	$20	$130,232

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$484	$69	$473	$115	$359	$2,245	$251	$3,996
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total farmland	$484	$69	$473	$115	$359	$2,245	$251	$3,996

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$80,672	$44,585	$70,729	$273,484	$189,082	$234,206	$11,002	$903,760
Special Mention	—	—	—	—	1,577	3,894	—	5,471
Substandard	—	2,565	325	1,343	3,913	5,164	—	13,310
Total commercial real estate	$80,672	$47,150	$71,054	$274,827	$194,572	$243,264	$11,002	$922,541

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$78,344	$18,479	$23,227	$112,721	$18,888	$16,236	$291,823	$559,718
Special Mention	—	—	—	—	—	—	910	910
Substandard	—	—	—	—	—	85	50	135
Total commercial and industrial	$78,344	$18,479	$23,227	$112,721	$18,888	$16,321	$292,783	$560,763

Current-period gross charge-offs	$—	$(28)	$(78)	$(7)	$(24)	$—	$(51)	$(188)

Consumer
Pass	$4,018	$2,230	$1,404	$798	$260	$694	$481	$9,885
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	15	6	—	79	—	100
Total consumer	$4,018	$2,230	$1,419	$804	$260	$773	$481	$9,985

Current-period gross charge-offs	$(45)	$(5)	$(10)	$(11)	$(7)	$(1)	$(2)	$(81)

Total loans
Pass	$252,746	$112,323	$172,606	$530,075	$291,213	$372,224	$378,192	$2,109,379
Special Mention	—	—	—	—	1,577	7,746	910	10,233
Substandard	—	2,779	5,445	7,596	5,474	9,297	320	30,911
Total loans	$252,746	$115,102	$178,051	$537,671	$298,264	$389,267	$379,422	$2,150,523

Current-period gross charge-offs	$(45)	$(33)	$(88)	$(77)	$(31)	$(24)	$(53)	$(351)

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

The Company had no loans that were classified as doubtful or loss at  September 30, 2025 or  December 31, 2024.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets, the balances of which were $44.4 million and $38.2 million at September 30, 2025 and  December 31, 2024, respectively. The unpaid principal balances of these loans were approximately $228.4 million and $175.0 million at September 30, 2025 and  December 31, 2024, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as to companies of which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $35.2 million and $43.6 million as of September 30, 2025 and  December 31, 2024, respectively. No related party loans were classified as nonperforming or nonaccrual at  September 30, 2025 or  December 31, 2024.

The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	September 30, 2025	December 31, 2024
Balance, beginning of period	$43,647	$46,000
New loans/changes in relationship	186	620
Repayments/changes in relationship	(8,645)	(2,973)
Balance, end of period	$35,188	$43,647

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company made the accounting policy election to exclude accrued interest receivable from the amortized cost of loans and the estimate of the ACL. Accrued interest receivable on the Company’s loans was $12.1 million and $12.5 million at  September 30, 2025 and  December 31, 2024, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

The table below shows a summary of the activity in the ACL for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$26,620	$28,620	$26,721	$30,540
Provision for credit losses on loans(1)	(86)	(906)	(3,609)	(2,615)
Charge-offs	(93)	(78)	(351)	(455)
Recoveries	29	467	3,709	633
Balance, end of period	$26,470	$28,103	$26,470	$28,103

(1)	For the three months ended September 30, 2025, the $0.1 million provision for credit losses on the consolidated statement of income includes a $0.1 million negative provision for loan losses and a $0.2 million provision for unfunded loan commitments. For the nine months ended September 30, 2025, the $3.3 million negative provision for credit losses on the consolidated statement of income includes a $3.6 million negative provision for loan losses and a $0.3 million provision for unfunded loan commitments. For the three months ended September 30, 2024, the $0.9 million negative provision for credit losses on the consolidated statement of income includes a $0.9 million negative provision for loan losses and a $40,000 negative provision for unfunded loan commitments. For the nine months ended September 30, 2024, the $2.8 million negative provision for credit losses on the consolidated statement of income includes a $2.6 million negative provision for loan losses and a $0.2 million negative provision for unfunded loan commitments.

The provision for credit losses for the three months ended  September 30, 2025 was primarily due to loan growth partially offset by changes in the economic forecast and loan mix. The negative provision for credit losses for the nine months ended September 30, 2025 was primarily due to a $3.3 million recovery during the first quarter of 2025 of loans previously charged off as a result of a property insurance settlement related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. The negative provision for credit losses for the three months ended  September 30, 2024 was primarily due to net recoveries of $0.4 million, a decrease in total loans, aging of existing loans, and an improvement in the economic forecast. The negative provision for credit losses for the nine months ended September 30, 2024 was primarily due to net recoveries, a decrease in total loans, aging of existing loans, an improvement in economic forecast, and, to a lesser extent, the completion of the Company’s annual CECL allowance model recalibration, which resulted in lower historical loss rates.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables outline the activity in the ACL by collateral type for the three and nine months ended September 30, 2025 and 2024, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of  September 30, 2025 and 2024 (dollars in thousands).

	Three months ended September 30, 2025
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,313	$6,434	$1,494	$5	$12,012	$5,263	$99	$26,620
Provision for credit losses on loans	(33)	(148)	368	—	(386)	106	7	(86)
Charge-offs	—	(59)	—	—	—	(8)	(26)	(93)
Recoveries	1	11	—	—	—	12	5	29
Ending balance	$1,281	$6,238	$1,862	$5	$11,626	$5,373	$85	$26,470

	Three months ended September 30, 2024
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,492	$5,741	$1,518	$9	$12,230	$7,529	$101	$28,620
Provision for credit losses on loans	(596)	76	(293)	(1)	89	(200)	19	(906)
Charge-offs	—	(38)	—	—	—	(17)	(23)	(78)
Recoveries	421	3	—	—	—	38	5	467
Ending balance	$1,317	$5,782	$1,225	$8	$12,319	$7,350	$102	$28,103

	Nine months ended September 30, 2025
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,145	$5,603	$1,185	$8	$11,759	$6,933	$88	$26,721
Provision for credit losses on loans	134	618	677	(4)	(3,455)	(1,631)	52	(3,609)
Charge-offs	—	(82)	—	—	—	(188)	(81)	(351)
Recoveries	2	99	—	1	3,322	259	26	3,709
Ending balance	$1,281	$6,238	$1,862	$5	$11,626	$5,373	$85	$26,470
Ending allowance balance for loans individually evaluated for impairment	—	122	—	—	91	—	1	214
Ending allowance balance for loans collectively evaluated for impairment	1,281	6,116	1,862	5	11,535	5,373	84	26,256
Loans receivable:
Balance of loans individually evaluated for impairment	21	3,294	—	—	4,155	135	75	7,680
Balance of loans collectively evaluated for impairment	140,540	379,151	130,232	3,996	918,386	560,628	9,910	2,142,843
Total period-end balance	$140,561	$382,445	$130,232	$3,996	$922,541	$560,763	$9,985	$2,150,523

	Nine months ended September 30, 2024
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,471	$9,129	$1,124	$2	$10,691	$6,920	$203	$30,540
Provision for credit losses on loans	(1,444)	(3,214)	101	(30)	1,628	386	(42)	(2,615)
Charge-offs	(149)	(144)	—	—	—	(83)	(79)	(455)
Recoveries	439	11	—	36	—	127	20	633
Ending balance	$1,317	$5,782	$1,225	$8	$12,319	$7,350	$102	$28,103
Ending allowance balance for loans individually evaluated for impairment	—	293	—	—	—	89	6	388
Ending allowance balance for loans collectively evaluated for impairment	1,317	5,489	1,225	8	12,319	7,261	96	27,715
Loans receivable:
Balance of loans individually evaluated for impairment	24	3,557	—	—	735	270	101	4,687
Balance of loans collectively evaluated for impairment	166,930	399,540	85,283	7,173	966,006	515,003	11,224	2,151,159
Total period-end balance	$166,954	$403,097	$85,283	$7,173	$966,741	$515,273	$11,325	$2,155,846

Loan Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination of such concessions. Modifications that do not impact the contractual payments terms, such as covenant waivers, modification of a contingent acceleration clauses, and insignificant payment delays are not included in the disclosures. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the nine months ended September 30, 2025 and 2024, the Company did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. STOCKHOLDERS’ EQUITY

Series A Preferred Stock

On July 1, 2025, the Company completed a private placement of 32,500 shares of its newly designated Series A Preferred Stock at a purchase price of $1,000 per share pursuant to securities purchase agreements (collectively, the “Securities Purchase Agreements”) with certain institutional and other accredited investors, for aggregate gross proceeds to the Company o f $32.5 million. The net proceeds of the private placement were approximately $30.4 million, after deducting placement agent fees and other offering related expenses. The Company intends to use the net proceeds from the private placement to support the acquisition of WFB and for general corporate purposes, including organic growth and other potential acquisitions. The Series A Preferred Stock is intended to qualify as additional Tier 1 capital of the Company.

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

If the Company voluntarily or involuntarily liquidates, dissolves or winds up, each holder will be entitled to receive, before any distribution of assets or proceeds is made to holders of the Company’s common stock, cash liquidating distributions in an amount equal to the greater of (i) the liquidation preference of $1,000 per share of, plus all declared but unpaid dividends thereon, without regard to, or accumulation of, any undeclared dividends, and (ii) the amount that such holder would have received in respect of the common stock issuable upon conversion of the Series A Preferred Stock had such holder converted such share of Series A Preferred Stock immediately prior to such time. Upon the occurrence of specified “Reorganization Events” as defined in the Restated Articles, such as a merger in which the Company’s common stock is converted into other consideration, each share of Series A Preferred Stock outstanding immediately prior to such Reorganization Event will be entitled to receive, before any distribution of such assets or proceeds is made to holders of the Company’s common stock, in full, the greater of (i) the amount per share equal to the liquidation value of $1,000 per share, plus all declared but unpaid dividends thereon, without regard to, or accumulation of, any undeclared dividends, and (ii) the amount equal to the distribution amount of such assets or proceeds of the Company as was receivable by a holder of the number of shares of the Company’s common stock into which such share of Series A Preferred Stock was convertible immediately prior to such Reorganization Event.

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

The Company filed a Registration Statement on Form S-3 with the SEC on September 2, 2025 registering the resale from time to time by the stockholders named therein of the shares of Company common stock issuable upon conversion of shares of Series A Preferred Stock. The Registration Statement was declared effective by the SEC on September 17, 2025.

Accumulated Other Comprehensive (Loss) Income

Activity within the balances in accumulated other comprehensive (loss) income, net is shown in the table below (dollars in thousands).

	Three months ended September 30,
	2025			2024
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized (loss) gain, AFS, net	$(36,701)	$4,262	$(32,439)	$(43,844)	$10,523	$(33,321)
Reclassification of realized gain, AFS, net	(4,926)	(2)	(4,928)	(5,218)	(1)	(5,219)
Unrealized gain, transfer from AFS to HTM, net	1	—	1	1	—	1
Accumulated other comprehensive (loss) income	$(41,626)	$4,260	$(37,366)	$(49,061)	$10,522	$(38,539)

	Nine months ended September 30,
	2025			2024
	Beginning of Period	Net Change	End of Period	Beginning of Period	Net Change	End of Period
Unrealized (loss) gain, AFS, net	$(43,432)	$10,993	$(32,439)	$(39,627)	$6,306	$(33,321)
Reclassification of realized (gain) loss, AFS, net	(4,926)	(2)	(4,928)	(5,521)	302	(5,219)
Unrealized gain, transfer from AFS to HTM, net	1	—	1	1	—	1
Accumulated other comprehensive (loss) income	$(48,357)	$10,991	$(37,366)	$(45,147)	$6,608	$(38,539)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. STOCK-BASED COMPENSATION

Equity Incentive Plan. The Company’s Amended and Restated 2017 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity awards, such as restricted stock, RSUs, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. Under the Plan, a total of 1,200,000 shares of common stock are reserved, 600,000 of which were authorized in 2021, for issuance to eligible participants pursuant to equity awards under the Plan. The Plan is administered by the Compensation Committee of the Board, which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, equity awards will be granted. The Compensation Committee, in its discretion,  may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee  may approve the terms of equity awards to the Company’s executive officers and directors. At  September 30, 2025, approximately 208,197 shares remain available for grant under the plan.

Stock Options

The Company grants stock options to key personnel that vest in one-fifth increments on each of the first five anniversaries of the grant date, and the maximum option term cannot exceed ten years measured from the grant date.

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards. The Black-Scholes option pricing model incorporates various subjective assumptions, including expected term and expected volatility. Expected volatility was determined based on the historical volatilities of the Company.

The table below shows the assumptions used for the stock options granted during the nine months ended September 30, 2024. The Company did not grant any stock options during the nine months ended September 30, 2025.

Dividend yield	2.45%
Expected volatility	40.80%
Risk-free interest rate	4.29%
Expected term (in years)	6.5
Weighted average grant date fair value	$ 6.04

Stock option expense of $32,000 and $0.1 million is included in “Salaries and employee benefits” in the accompanying consolidated statements of income for the three and nine months ended September 30, 2025, respectively, and $41,000 and $0.1 million for the three and nine months ended September 30, 2024, respectively. At  September 30, 2025, there was $0.3 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.7 years.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Stock and RSUs

Under the Plan, the Company  may grant restricted stock, RSUs, and other stock-based awards to Plan participants, subject to forfeiture upon the occurrence of certain events until the vesting dates specified in the participant’s award agreement. Historically, the Company granted restricted stock awards to Plan participants. Beginning in 2019, the Company began granting time-vesting RSUs to its non-employee directors and certain officers of the Company, with vesting terms ranging from two years to five years. The RSUs do not have voting rights and do not receive dividends or dividend equivalents. As of  May 1, 2023, all of the previously granted shares of restricted stock had vested, and only outstanding RSUs remained.

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

Compensation expense related RSUs of $0.5 million and $1.4 million is included in the accompanying consolidated statements of income for the three and nine months ended September 30, 2025, respectively, and $0.5 million and $1.3 million for the three and nine months ended September 30, 2024, respectively. The unearned compensation related to these awards is amortized to compensation expense over the vesting period. As of  September 30, 2025, unearned stock-based compensation cost associated with these awards totaled approximately $4.8 million and is expected to be recognized over a weighted average period of 3.4 years.

The following table summarizes the RSU activity for the periods presented.

	Nine months ended September 30,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, beginning of period	323,820	$16.65	336,749	$17.37
Granted	134,169	17.76	110,886	16.41
Forfeited	(7,309)	16.54	(25,266)	17.06
Earned and issued	(105,504)	17.68	(96,855)	18.84
Balance, end of period	345,176	$16.76	325,514	$16.63

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its liability management, the Company has historically utilized pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month SOFR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. To mitigate credit risk, securities were pledged to the Company by the counterparties in an amount greater than or equal to the gain position of the derivative contracts. Conversely, securities were pledged to the counterparties by the Company in an amount greater than or equal to the loss position of the derivative contracts, if applicable. There were no assets or liabilities recorded in the accompanying consolidated balance sheets at September 30, 2025 or  December 31, 2024 associated with the swap contracts, other than interest rate swaps related to customer loans, described below.

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”). The Company did not recognize any net gains or losses in other operating income resulting from fair value adjustments of these swap agreements during the three and nine months ended September 30, 2025 and 2024.

The table below presents the notional amounts and fair values of the Company’s derivative financial instruments as well as their classification on the accompanying consolidated balance sheets at  September 30, 2025 and  December 31, 2024 (dollars in thousands).

		Fair Value
	Notional(1)	Derivative Assets(2)	Derivative Liabilities(2)
September 30, 2025
Interest rate swaps	$366,266	$12,230	$12,230

December 31, 2024
Interest rate swaps	$373,845	$17,195	$17,195

(1)	At September 30, 2025 the Company had notional amounts of $183.1 million in interest rate swap contracts with customers and $183.1 million in offsetting interest rate swap contracts with other financial institutions. At December 31, 2024 the Company had notional amounts of $186.9 million in interest rate swap contracts with customers and $186.9 million in offsetting interest rate swap contracts with other financial institutions.
(2)	Derivative assets and liabilities are reported at fair value in “Other assets” and “Accrued taxes and other liabilities,” respectively, in the accompanying consolidated balance sheets.

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

The Company holds SBIC qualified funds and other investment funds that do not have a readily determinable fair value. In accordance with ASC 820, these investments are measured at fair value using the net asset value practical expedient and are not required to be classified in the fair value hierarchy. At both  September 30, 2025 and  December 31, 2024, the fair values of these investments were $3.8 million and are included in “Other assets” in the accompanying consolidated balance sheets.

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

Management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data. At September 30, 2025 and  December 31, 2024, substantially all of the Company’s level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.

Derivative Financial Instruments – The fair value for interest rate swap agreements is based upon the expected future cash flows of the agreements discounted at market rates. These derivative instruments are classified in level 2 of the fair value hierarchy.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2025
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$18,896	$—	$18,896	$—
Obligations of state and political subdivisions	16,214	—	12,606	3,608
Corporate bonds	26,416	—	26,416	—
Residential mortgage-backed securities	245,438	—	245,438	—
Commercial mortgage-backed securities	63,287	—	63,287	—
Equity securities at fair value	3,270	3,270	—	—
Interest rate swaps - gross assets	12,230	—	12,230	—
Total assets	$385,751	$3,270	$378,873	$3,608
Liabilities:
Interest rate swaps - gross liabilities	$12,230	$—	$12,230	$—

December 31, 2024
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$15,707	$—	$15,707	$—
Obligations of state and political subdivisions	16,120	—	11,803	4,317
Corporate bonds	27,267	—	26,773	494
Residential mortgage-backed securities	208,768	—	208,768	—
Commercial mortgage-backed securities	63,259	—	63,259	—
Equity securities at fair value	2,593	2,593	—	—
Interest rate swaps - gross assets	17,195	—	17,195	—
Total assets	$350,909	$2,593	$343,505	$4,811
Liabilities:
Interest rate swaps - gross liabilities	$17,195	$—	$17,195	$—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the nine months ended September 30, 2025 and 2024 (dollars in thousands).

	Obligations of State and Political Subdivisions	Corporate Bonds
Balance at December 31, 2024	$4,317	$494
Realized gain (loss) included in earnings	—	—
Unrealized gain included in other comprehensive income	208	6
Purchases	—	—
Sales	—	—
Maturities, prepayments, and calls	(917)	(500)
Transfers into level 3	—	—
Transfers out of level 3	—	—
Balance at September 30, 2025	$3,608	$—

	Obligations of State and Political Subdivisions	Corporate Bonds
Balance at December 31, 2023	$5,250	$463
Realized gain (loss) included in earnings	—	—
Unrealized (loss) gain included in other comprehensive income	(940)	15
Purchases	—	—
Sales	—	—
Maturities, prepayments, and calls	(27)	—
Transfers into level 3	—	—
Transfers out of level 3	—	—
Balance at September 30, 2024	$4,283	$478

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at September 30, 2025 and  December 31, 2024. For the nine months ended September 30, 2025 and 2024, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of level 3 assets measured at fair value on a recurring basis at September 30, 2025 and  December 31, 2024 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts
September 30, 2025
Obligations of state and political subdivisions	$3,608	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	0% - 7%

December 31, 2024
Obligations of state and political subdivisions	$4,317	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	2% - 15%
Corporate bonds	494	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(1)	1%

(1)	Fair values determined through valuation analysis using coupon, yield (discount margin), liquidity and expected repayment dates.

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

Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of  September 30, 2025 and  December 31, 2024. There were no liabilities measured on a nonrecurring basis at September 30, 2025 or December 31, 2024 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(3)
September 30, 2025
Loans individually evaluated for impairment(1)	$3,046	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	1% - 100%	5%
Other real estate owned(2)	3,217	Underlying collateral value, third party appraisals	Collateral discounts and discount rates	10% - 14%	12%

December 31, 2024
Loans individually evaluated for impairment(1)	$2,174	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	0% - 79%	31%
Other real estate owned(2)	900	Underlying collateral value, third party appraisals	Collateral discounts and discount rates	18%	18%

(1)	Loans individually evaluated for impairment that were re-measured during the period had a carrying value of $3.2 million and $2.4 million at September 30, 2025 and December 31, 2024, respectively, with related ACL of $0.2 million as of such dates.
(2)	Other real estate owned that was re-measured during the period had a carrying value of $3.2 million at September 30, 2025. During the nine months ended September 30, 2025, the Company recorded a $0.4 million write-down of other real estate owned which is included as part of “Other operating expenses” in noninterest expense on the accompanying consolidated statement of income. Other real estate owned that was re-measured during the period had a carrying value of $0.9 million at December 31, 2024. During the nine months ended September 30, 2024, the Company recorded a $0.2 million write-down of other real estate owned which is included as part of “Other operating expenses” in noninterest expense on the accompanying consolidated statement of income.
(3)	Weighted by relative fair value.

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

The estimated fair values of the Company’s financial instruments are summarized in the tables below as of the dates indicated (dollars in thousands).

	September 30, 2025
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$35,373	$35,373	$35,373	$—	$—
Investment securities - AFS	370,251	370,251	—	366,643	3,608
Investment securities - HTM	47,834	50,576	—	1,710	48,866
Equity securities at fair value	3,270	3,270	3,270	—	—
Nonmarketable equity securities	15,255	15,255	—	15,255	—
Loans, net of allowance	2,124,053	2,035,736	—	—	2,035,736
Interest rate swaps - gross assets	12,230	12,230	—	12,230	—

Financial liabilities:
Deposits, noninterest-bearing	$446,361	$446,361	$—	$446,361	$—
Deposits, interest-bearing	1,926,317	1,838,925	—	—	1,838,925
Repurchase agreements	15,066	15,066	—	15,066	—
FHLB long-term advances	60,000	60,019	—	—	60,019
Junior subordinated debt	8,806	8,806	—	—	8,806
Subordinated debt	16,728	14,728	—	14,728	—
Interest rate swaps - gross liabilities	12,230	12,230	—	12,230	—

	December 31, 2024
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$27,922	$27,922	$27,922	$—	$—
Investment securities - AFS	331,121	331,121	—	326,310	4,811
Investment securities - HTM	42,687	42,144	—	1,821	40,323
Equity securities at fair value	2,593	2,593	2,593	—	—
Nonmarketable equity securities	16,502	16,502	—	16,502	—
Loans, net of allowance	2,098,363	1,973,780	—	—	1,973,780
Interest rate swaps - gross assets	17,195	17,195	—	17,195	—

Financial liabilities:
Deposits, noninterest-bearing	$432,143	$432,143	$—	$432,143	$—
Deposits, interest-bearing	1,913,801	1,826,868	—	—	1,826,868
FHLB short-term advances and repurchase agreements	15,591	15,577	—	15,577	—
FHLB long-term advances	60,000	59,620	—	—	59,620
Junior subordinated debt	8,733	8,733	—	—	8,733
Subordinated debt	16,697	14,738	—	14,738	—
Interest rate swaps - gross liabilities	17,195	17,195	—	17,195	—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. INCOME TAXES

The income tax expense and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Income tax expense	$1,293	$784	$3,649	$2,993
Effective tax rate	17.3%	12.7%	17.7%	17.5%

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

For the three and nine months ended September 30, 2025, the effective tax rate differed from the statutory tax rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI. For the three months ended  September 30, 2024, the effective tax rate differed from the statutory tax rate of 21% primarily due to the revision of the Company’s estimated 2024 annual effective tax rate, discussed above, tax-exempt interest income earned on certain loans and investment securities and income from BOLI. For the nine months ended  September 30, 2024, the effective tax rate differed from the statutory tax rate of 21% primarily due to the revision of the estimated 2024 annual effective tax rate, discussed above, tax-exempt interest income earned on certain loans and investment securities and income from BOLI, partially offset by the surrender of BOLI contracts.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments

The Company is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit consisting of loan commitments and standby letters of credit, which are not included in the accompanying financial statements. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the ACL on loans. The reserve for unfunded loan commitments was $0.3 million and $42,000 at  September 30, 2025 and  December 31, 2024, respectively, and is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets.

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

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	September 30, 2025	December 31, 2024
Loan commitments	$428,674	$377,301
Standby letters of credit	7,479	7,658

Additionally, at September 30, 2025, the Company had unfunded commitments of $1.6 million for its investments in SBIC qualified funds and other investment funds.

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

Quantitative information regarding the Company’s operating leases is presented below as of and for the nine months ended September 30, 2025 and 2024 (dollars in thousands).

	September 30,
	2025	2024
Total operating lease cost	$337	$331
Weighted-average remaining lease term (in years)	5.0	6.0
Weighted-average discount rate	3.4%	3.3%

At  September 30, 2025 and  December 31, 2024, the Company’s operating lease ROU assets were $1.9 million and $2.0 million, respectively, and the Company’s related operating lease liabilities were $2.0 million and $2.1 million, respectively. The Company’s operating leases have remaining terms ranging from approximately two to six years, including extension options if the Company is reasonably certain they will be exercised.

Future minimum lease payments due under non-cancelable operating leases at September 30, 2025 are presented below (dollars in thousands).

Remainder of 2025	$114
2026	459
2027	459
2028	405
2029	337
Thereafter	350
Total	$2,124

At September 30, 2025, the Company had not entered into any material leases that have not yet commenced.

The Bank owns its corporate headquarters building, the first floor of which is occupied by multiple tenants. The Bank, as lessor, also leases a portion of one of its branch locations. All tenant leases are operating leases. The Bank, as lessor, recognized lease income of $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2025 and 2024, respectively.

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

Forward-Looking and Cautionary Statements Relating to the Pending Wichita Falls Transaction

With respect to the pending WFB transaction, forward-looking statements include, but are not limited to, statements about the potential benefits of the transaction, including future financial and operating results; statements about the Company’s plans, objectives, expectations and intentions; statements about the expected timing of completion of the proposed merger; and other statements that are not historical facts. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include risks and uncertainties relating to: (i) the risk that a condition to closing may not be satisfied; (ii) the timing to consummate the proposed merger; (iii) the risk that the businesses will not be integrated successfully; (iv) the risk that the cost savings and any other synergies from the proposed merger may not be fully realized or may take longer to realize than expected; (v) disruption from the proposed merger making it more difficult to maintain relationships with customers, employees or vendors; (vi) the diversion of management time on merger-related issues; and (vii) the impact of litigation or any other legal proceedings.

These factors should not be construed as exhaustive. Additional information on these and other risk factors can be found in Part I. Item 1A. “Risk Factors” and Part II. Item 7. “MD&A – Cautionary Note Regarding Forward-Looking Statements” in the Company’s Annual Report and in Part II. Item 1A. “Risk Factors” of this report. Additional information and risk factors related to the WFB transaction can be found in the definitive proxy statement/prospectus filed with the SEC on September 23, 2025, as amended.

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

The Bank commenced operations in 2006, and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter, and its name changed to Investar Bank, National Association. Through the Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals, and small to medium-sized businesses. Our primary areas of operation are south Louisiana, including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; southeast Texas, primarily Houston and its surrounding area; and Alabama, including York and Oxford and their surrounding areas. At September 30, 2025, we operated 29 full service branches comprised of 20 full service branches in Louisiana, three full service branches in Texas, and six full service branches in Alabama. We opened a loan and deposit production office in our Texas market in the first quarter of 2024 and converted it to a full-service branch location in the fourth quarter of 2024. We have continued to evaluate opportunities to improve our branch network efficiency, leverage our digital initiatives, and further reduce costs. We closed one branch in our Alabama market during the first quarter of 2024.

Our strategy focuses on consistent, quality earnings through the optimization of our balance sheet. Our strategy includes originating and renewing high quality, primarily variable-rate, loans and allowing higher risk credit relationships to run off. We have kept duration short on our liabilities to provide flexibility to secure lower cost funding that was accretive to our net interest margin. Our strategy also includes growth through acquisitions, including whole-bank acquisitions, strategic branch acquisitions and asset acquisitions. We have completed seven whole-bank acquisitions since 2011 and regularly review acquisition opportunities. Our most recent whole bank acquisition was completed in April 2021. On July 1, 2025, we announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”). For additional information, see “Pending Acquisition of WFB” below.

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

Pending Acquisition of WFB

On July 1, 2025, we announced that we had entered into the Merger Agreement to acquire WFB, headquartered in Wichita Falls, Texas and its wholly-owned subsidiary, First National Bank. The Merger Agreement provides for the merger of WFB with and into the Company, with the Company as the surviving corporation. Immediately following the merger, First National Bank will be immediately merged with and into the Bank, with the Bank as the surviving bank. First National Bank operates seven branches and one mortgage office in north Texas, and, at June 30, 2025, had $1.4 billion in total assets, $1.1 billion in net loans and $1.1 billion in total deposits. Under the terms of the Merger Agreement, all of the issued and outstanding shares of WFB common stock will be converted into and represent the right to receive in the aggregate $7.2 million in cash from the Company and 3,955,334 shares of Company common stock, subject to certain adjustments. Based on the Company’s closing stock price of $19.32 as of June 30, 2025, the transaction is valued at approximately $83.6 million in the aggregate.

The Merger Agreement has been unanimously approved by the boards of directors of the Company and WFB, and on October 15, 2025, the  OCC approved the merger of First National Bank with and into the Bank.  On October 21, 2025, the transaction received a waiver of the applicable application and prior approval requirements from the Federal Reserve. Shareholders of WFB and our shareholders approved the Merger Agreement at special meetings on October 23, 2025 and October 24, 2025, respectively. Upon satisfaction of all closing conditions, we anticipate the transaction will close on or about January 1, 2026.

Private Placement of Series A Preferred Stock

In connection with the WFB transaction, on July 1, 2025 we completed a private placement of 32,500 shares of our newly designated Series A Preferred Stock with selected institutional and other accredited investors at a price of $1,000 per share, for aggregate gross proceeds of $32.5 million. The net proceeds were $30.4 million, after deducting placement agent fees and other offering-related expenses. Investar intends to use the net proceeds from the offering to support the acquisition of WFB and for general corporate purposes, including organic growth and other potential acquisitions. We filed a Registration Statement on Form S-3 with the SEC on September 2, 2025 registering the resale from time to time by the stockholders named therein of the shares of Company common stock issuable upon conversion of shares of Series A Preferred Stock. The Registration Statement was declared effective by the SEC on September 17, 2025. For additional information, see  Note 5. Stockholders’ Equity.

Certain Events That Affect Period-over-Period Comparability

Changing Inflation and Interest Rates. Inflation increased rapidly during 2021 through June 2022. After June 2022, the rate of inflation generally declined although it has remained above the Federal Reserve’s target inflation rate of 2%. In response, the Federal Reserve raised the federal funds target rate multiple times from March 2022 through July 2023. During 2023, the Federal Reserve raised the federal funds target rate four times, from 4.25% to 4.50%, to 5.25% to 5.50%. During 2024, beginning in September 2024, the Federal Reserve reduced the federal funds target rate three times by 100 basis points on a cumulative basis to 4.25% to 4.50%. In September 2025, the Federal Reserve reduced the federal funds target rate by 25 basis points to 4.00% to 4.25%. Accordingly, the prevailing federal funds target rate for the nine months ended September 30, 2025 was lower than for the nine months ended September 30, 2024.

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

In response to the disruptions and related publicity, we formed an internal task force that included members of our ALCO. The task force met frequently to review our liquidity position and liquidity sources, and oversaw the Bank’s process to qualify for the BTFP. In addition, we took steps to inform our customers about our financial position, liquidity and insured deposit products. During the second quarter of 2023, we utilized the BTFP and reduced FHLB advances. The Bank utilized this source of funding due to its lower rate, the ability to prepay the obligations without penalty, and as a means to lock in funding. During the fourth quarter of 2023 and again in the first quarter of 2024, the Bank refinanced its BTFP borrowings with new borrowings under the program due to more favorable rates. The Federal Reserve ceased making new loans under the BTFP on March 11, 2024. During the third quarter of 2024, we began paying down borrowings under the BTFP and repaid all of the remaining borrowings under the BTFP in the fourth quarter of 2024. As of September 30, 2025, estimated uninsured deposits represented approximately 35% of our total deposits. For additional information, see “Discussion and Analysis of Financial Condition – “Deposits,” “Borrowings,” “Liquidity and Capital Resources” and our Annual Report, Part II. Item 1A. Risk Factors.

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

Subordinated Debt Redemption. During the fourth quarter of 2024, we redeemed all of the remaining $20.0 million in principal amount of the 2029 Notes. As of September 30, 2025 and December 31, 2024, our outstanding subordinated debt consisted of $17.0 million in principal amount of our 2032 Notes.

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

We recorded an impairment charge of $21.6 million related to this relationship during the third quarter of 2021. As of September 30, 2025, we have recorded total recoveries on the relationship of approximately $7.9 million on a cumulative basis. At September 30, 2025, our other real estate owned related to this relationship included two remaining properties with a total cost basis of $1.5 million, which we are actively marketing for sale. Upon sale of these properties, we will have arrived at final resolution of this loan relationship.

Private Placement of Series A Preferred Stock. During the third quarter of 2025, we completed a private placement of 32,500 shares of our newly designated Series A Preferred Stock with selected institutional and other accredited investors at a price of $1,000 per share, for aggregate gross proceeds of $32.5 million. The net proceeds were $30.4 million, after deducting placement agent fees and other offering-related expenses.

Overview of Financial Condition and Results of Operations

Total assets increased $77.8 million, or 2.9%, to $2.80 billion at September 30, 2025, compared to $2.72 billion at December 31, 2024. For the three months ended September 30, 2025, net income available to common shareholders was $5.7 million, or $0.54 per diluted common share, compared to net income available to common shareholders of $5.4 million, or $0.54, per diluted common share for the three months ended September 30, 2024. For the nine months ended September 30, 2025, net income available to common shareholders was $16.4 million, or $1.62 per diluted common share, compared to net income available to common shareholders of $14.1 million, or $1.43, per diluted common share for the nine months ended September 30, 2024.

At September 30, 2025, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations. Key components of our performance for the three and nine months ended September 30, 2025 are summarized below.

●	Net interest income for the three months ended September 30, 2025 was $21.2 million, an increase of $3.3 million, or 18.5%, compared to $17.9 million for the three months ended September 30, 2024, which was a result of a $3.1 million decrease in interest expense and a $0.2 million increase in interest income. Net interest income for the nine months ended September 30, 2025 was $59.1 million, an increase of $6.9 million, or 13.1%, compared to $52.3 million for the nine months ended September 30, 2024, which was a result of an $8.3 million decrease in interest expense partially offset by a $1.5 million decrease in interest income. We experienced margin expansion as our cost of funds decreased and our yield on interest-earning assets increased for the respective periods.

●	During the three months ended September 30, 2025, our net interest margin was 3.16%, compared to 2.67% for the three months ended September 30, 2024. During the nine months ended September 30, 2025, our net interest margin was 3.02%, compared to 2.63% for the nine months ended September 30, 2024.

●	For the three months ended September 30, 2025, we recorded a provision for credit losses of $0.1 million primarily as a result of loan growth partially offset by changes in the economic forecast and loan mix. For the three months ended September 30, 2024, we recorded a negative provision for credit losses of $0.9 million primarily as a result of net recoveries of $0.4 million, a decrease in total loans, aging of existing loans, and an improvement in the economic forecast. For the nine months ended September 30, 2025, we recorded a negative provision for credit losses of $3.3 million primarily as a result of a $3.3 million recovery of loans previously charged off following a property insurance settlement related to a loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. For the nine months ended September 30, 2024, we recorded a negative provision for credit losses of $2.8 million primarily due to net recoveries, a decrease in total loans, aging of existing loans, an improvement in economic forecast, and, to a lesser extent, the completion of our annual CECL allowance model recalibration, which resulted in lower historical loss rates.

●	Noninterest income decreased $0.6 million, or 15.8%, to $3.0 million for the three months ended September 30, 2025 compared to $3.5 million for the three months ended September 30, 2024. Noninterest income decreased $1.4 million, or 15.7%, to $7.6 million for the nine months ended September 30, 2025 compared to $9.0 million for the nine months ended September 30, 2024.

●	Noninterest expense increased $0.3 million, or 2.1%, to $16.5 million for the three months ended September 30, 2025 compared to $16.2 million for the three months ended September 30, 2024. Noninterest expense increased $2.5 million, or 5.3%, to $49.5 million for the nine months ended September 30, 2025 compared to $47.0 million for the nine months ended September 30, 2024.

●	Credit quality metrics improved as nonperforming loans were 0.36% of total loans at September 30, 2025 compared to 0.42% at December 31, 2024.

●	Return on average assets increased to 0.88% for the three months ended September 30, 2025, compared to 0.77% for the three months ended September 30, 2024. Return on average assets increased to 0.82% for the nine months ended September 30, 2025, compared to 0.68% for the nine months ended September 30, 2024.

●	Return on average common equity was 8.60% for the three months ended September 30, 2025, compared to 8.97% for the three months ended September 30, 2024. Return on average common equity was 8.64% for the nine months ended September 30, 2025, compared to 8.16% for the nine months ended September 30, 2024.

●	Book value per common share reached a record high of $26.96 at September 30, 2025 compared to $24.55 at December 31, 2024.

●

Total deposits increased $26.7 million, or 1.1%, to $2.37 billion at September 30, 2025, compared to $2.35 billion at December 31, 2024. Excluding $47.3 million of brokered demand deposits at December 31, 2024, total deposits increased $74.1 million, or 3.2%, to $2.37 billion at September 30, 2025, compared to $2.30 billion at December 31, 2024. Noninterest-bearing deposits increased $14.2 million, or 3.3%, to $446.4 million at September 30, 2025, compared to $432.1 million at December 31, 2024. As of September 30, 2025, estimated uninsured deposits represented approximately 35% of our total deposits.

●	Total loans increased $25.4 million, or 1.2%, to $2.15 billion at September 30, 2025, compared to $2.13 billion at December 31, 2024.

●

During the three months ended September 30, 2025, we paid $0.3 million to repurchase 14,722 shares of common stock, compared to $37,000 to repurchase 2,000 shares of common stock during the three months ended September 30, 2024. During the nine months ended September 30, 2025, we paid $1.6 million to repurchase 85,779 shares of common stock, compared to $0.3 million to repurchase 18,621 shares of common stock during the nine months ended September 30, 2024.

●

Accumulated other comprehensive loss decreased $11.0 million, or 22.7%, to $37.4 million at September 30, 2025, compared to $48.4 million at December 31, 2024 primarily due to an increase in the fair value of our AFS securities portfolio.

Discussion and Analysis of Financial Condition

Loans

General. Loans constitute our most significant asset, comprising 77% and 78% of our total assets at September 30, 2025 and December 31, 2024, respectively. Total loans increased $25.4 million, or 1.2%, to $2.15 billion at September 30, 2025, compared to $2.13 billion at December 31, 2024. The increase in loans was primarily the result of organic growth. Given the high interest rate environment, we are emphasizing origination of high margin loans that promote long-term profitability and proactively exiting credit relationships that do not fit this strategy. Our variable-rate loans as a percentage of total loans increased to 36% at September 30, 2025 compared to 32% at December 31, 2024.

The table below sets forth the balance of loans outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	September 30, 2025		December 31, 2024
		Percentage of		Percentage of
	Amount	Total Loans	Amount	Total Loans
Construction and development	$140,561	6.5%	$154,553	7.3%
1-4 Family	382,445	17.8	396,815	18.7
Multifamily	130,232	6.1	84,576	4.0
Farmland	3,996	0.2	6,977	0.3
Commercial real estate
Owner-occupied(1)	462,830	21.5	449,259	21.1
Nonowner-occupied	459,711	21.4	495,289	23.3
Total mortgage loans on real estate	1,579,775	73.5	1,587,469	74.7
Commercial and industrial(1)	560,763	26.1	526,928	24.8
Consumer	9,985	0.4	10,687	0.5
Total loans	$2,150,523	100%	$2,125,084	100%

(1)	The Company’s business lending portfolio consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans.

At September 30, 2025, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $1.02 billion, an increase of $47.4 million, or 4.9%, compared to $976.2 million at December 31, 2024. The increase in the business lending portfolio was primarily driven by organic growth and higher utilization of credit lines, particularly on commercial and industrial relationships.

Nonowner-occupied loans totaled $459.7 million at September 30, 2025, a decrease of $35.6 million, or 7.2%, compared to $495.3 million at December 31, 2024. The decrease in nonowner-occupied loans was primarily due to loan amortization and payoffs that aligned with our continued strategy to optimize and de-risk the mix of the portfolio.

Construction and development loans totaled $140.6 million at September 30, 2025, a decrease of $14.0 million, or 9.1%, compared to $154.6 million at December 31, 2024. The decrease in construction and development loans was primarily due to conversions to permanent loans upon completion of construction.

During the third quarter of 2023 we exited the consumer mortgage loan origination business to transition into shorter duration, higher risk-adjusted return asset classes, in an effort to focus more on our core business and optimize profitability. The consumer mortgage portfolio was approximately $229.1 million and $242.5 million at September 30, 2025 and December 31, 2024, respectively, substantially all of which is included in the 1-4 family category. The remaining loans in the 1-4 family category consisted primarily of second mortgages, home equity loans, home equity lines of credit, and business purpose loans secured by 1-4 family residential real estate.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2025 and December 31, 2024, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

The table below sets forth the balance of owner-occupied loans by industry based on NAICS code and nonowner-occupied loans by property type as of the dates presented (dollars in thousands).

	September 30, 2025		December 31, 2024
	Amount	Percentage of Total	Amount	Percentage of Total
Owner-occupied
Retail trade	$126,121	27%	$136,350	30%
Real estate	60,239	13	67,590	15
Wholesale trade	59,885	13	48,930	11
Healthcare and social assistance	37,493	8	38,950	9
Other services (except public administration)	30,111	7	32,532	7
Accommodation and food services	29,957	6	30,071	7
Mining, quarrying, and oil and gas extraction	25,595	6	3,415	1
Manufacturing	20,747	4	16,618	4
Construction	16,630	4	18,276	4
All other(1)	56,052	12	56,527	12
Total owner-occupied	$462,830	100%	$449,259	100%

Nonowner-occupied
Retail	$158,098	34%	$168,033	34%
Healthcare	86,218	19	95,641	19
Office	84,082	18	97,261	20
Warehouse	56,185	12	57,684	12
Hotel/motel	30,195	7	30,875	6
All other	44,933	10	45,795	9
Total nonowner-occupied	$459,711	100%	$495,289	100%

(1)	No individual category within “All other” represents more than 4% of total owner-occupied loans.

The following table sets forth loans outstanding at September 30, 2025 , which, based on remaining scheduled repayments of principal, are due in the periods indicated, as well as the amount of loans with fixed and variable rates in each maturity category. Loans with balloon payments and longer amortizations are often repriced and extended beyond the initial maturity when credit conditions remain satisfactory. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported below as due in one year or less (dollars in thousands).

	One Year or Less	After One Year Through Five Years	After Five Years Through Ten Years	After Ten Years Through Fifteen Years	After Fifteen Years	Total
Mortgage loans on real estate:
Construction and development	$102,362	$33,352	$2,453	$2,247	$147	$140,561
1-4 Family	81,540	65,269	19,472	16,910	199,254	382,445
Multifamily	63,596	59,287	6,490	—	859	130,232
Farmland	1,826	2,133	37	—	—	3,996
Commercial real estate
Owner-occupied	49,499	190,802	138,241	76,834	7,454	462,830
Nonowner-occupied	100,905	242,156	91,259	25,235	156	459,711
Commercial and industrial	342,745	104,031	57,811	55,047	1,129	560,763
Consumer	3,509	5,174	1,070	149	83	9,985
Total loans	$745,982	$702,204	$316,833	$176,422	$209,082	$2,150,523

Loans with fixed rates:
Mortgage loans on real estate:
Construction and development	$17,135	$18,859	$2,105	$2,247	$147	$40,493
1-4 Family	14,872	59,669	19,333	16,910	199,254	310,038
Multifamily	14,839	51,139	3,624	—	860	70,462
Farmland	441	2,133	36	—	—	2,610
Commercial real estate
Owner-occupied	11,461	144,417	103,680	73,415	1,465	334,438
Nonowner-occupied	84,033	197,095	82,147	12,160	155	375,590
Commercial and industrial	42,071	76,791	57,811	55,047	1,129	232,849
Consumer	3,023	5,174	1,070	149	83	9,499
Total loans with fixed rates	$187,875	$555,277	$269,806	$159,928	$203,093	$1,375,979

Loans with variable rates:
Mortgage loans on real estate:
Construction and development	$85,227	$14,493	$348	$—	$—	$100,068
1-4 Family	66,668	5,600	139	—	—	72,407
Multifamily	48,757	8,148	2,865	—	—	59,770
Farmland	1,386	—	—	—	—	1,386
Commercial real estate
Owner-occupied	38,037	46,385	34,562	3,419	5,989	128,392
Nonowner-occupied	16,872	45,061	9,113	13,075	—	84,121
Commercial and industrial	300,674	27,240	—	—	—	327,914
Consumer	486	—	—	—	—	486
Total loans with variable rates	$558,107	$146,927	$47,027	$16,494	$5,989	$774,544

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowings. Investment securities represented 15% of our total assets and totaled $418.1 million at September 30, 2025, an increase of $44.3 million, or 11.8%, from $373.8 million at December 31, 2024. The increase in investment securities at September 30, 2025 compared to December 31, 2024 was driven primarily by a $36.5 million increase in residential mortgage-backed securities. Net unrealized losses in our AFS investment securities portfolio decreased to $47.5 million at September 30, 2025 compared to $61.4 million at December 31, 2024 primarily due to lower prevailing market interest rates. For additional information, see Note 3. Investment Securities.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	September 30, 2025		December 31, 2024
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$18,896	4.5%	$15,707	4.2%
Obligations of state and political subdivisions	62,160	14.9	56,738	15.2
Corporate bonds	26,416	6.3	27,267	7.3
Residential mortgage-backed securities	247,326	59.2	210,837	56.4
Commercial mortgage-backed securities	63,287	15.1	63,259	16.9
Total	$418,085	100%	$373,808	100%

The investment portfolio consists of AFS and HTM securities. We do not hold any investments classified as trading. We classify debt securities as HTM if management has the positive intent and ability to hold the securities to maturity. HTM debt securities are stated at amortized cost. Securities not classified as HTM are classified as AFS and are stated at fair value. As of September 30, 2025, AFS securities comprised 89% of our total investment securities.

Due to the nature of the investments, current market prices, and the current interest rate environment, we determined that the declines in the fair values of the AFS and HTM securities portfolio were not attributable to credit losses at September 30, 2025 and December 31, 2024. Accordingly, there was no adjustment made to the amortized cost basis. The carrying values of our AFS securities are adjusted for unrealized gains or losses not attributable to credit losses as valuation allowances, and any gains or losses are reported on an after-tax basis as a component of other comprehensive income (loss).

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at September 30, 2025 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$—	—%	$2,203	3.75%	$5,740	6.24%	$38,003	7.02%
Residential mortgage-backed securities	—	—	—	—	—	—	1,888	3.13
Available for sale:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	5,037	4.01	5,960	6.37	7,226	4.43	869	4.97
Obligations of state and political subdivisions	104	3.81	3,528	2.90	6,470	2.27	7,651	2.81
Corporate bonds	550	4.14	10,117	5.10	14,123	4.28	3,000	4.26
Residential mortgage-backed securities	—	—	301	1.96	2,662	2.46	279,498	2.72
Commercial mortgage-backed securities	23	1.67	5,250	4.17	1,555	3.66	63,805	3.42
	$5,714		$27,359		$37,776		$394,714

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt securities are calculated based on amortized cost on a fully tax equivalent basis assuming a federal tax rate of 21%, when applicable.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at September 30, 2025 and December 31, 2024 (dollars in thousands).

	September 30, 2025		December 31, 2024
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$446,361	18.8%	$432,143	18.4%
Interest-bearing demand deposits	633,766	26.7	554,777	23.7
Money market deposits	237,339	10.0	191,548	8.2
Brokered demand deposits	—	—	47,320	2.0
Savings deposits	137,514	5.8	134,879	5.7
Brokered time deposits	210,822	8.9	245,520	10.5
Time deposits	706,876	29.8	739,757	31.5
Total deposits	$2,372,678	100%	$2,345,944	100%

Total deposits were $2.37 billion at September 30, 2025, an increase of $26.7 million, or 1.1%, compared to $2.35 billion at December 31, 2024. There were no brokered demand deposits at September 30, 2025, compared to $47.3 million at December 31, 2024. Total deposits, excluding $47.3 million of brokered demand deposits at December 31, 2024, increased $74.1 million, or 3.2%, to $2.37 billion at September 30, 2025, compared to $2.30 billion at December 31, 2024. We utilize brokered demand deposits when pricing is more favorable than other short-term borrowings.

The increase in noninterest-bearing demand deposits, interest-bearing demand deposits, and money market deposits at September 30, 2025 compared to December 31, 2024 was primarily the result of organic growth. We increased rates on our interest-bearing demand deposits during 2025 compared to 2024 to attract and retain lower cost deposits relative to higher-cost short-term borrowings. The decrease in time deposits at September 30, 2025 compared to December 31, 2024 was primarily due to maturities of higher cost time deposits as a result of our strategy to keep duration short and lower rates. Brokered time deposits decreased to $210.8 million at September 30, 2025 from $245.5 million at December 31, 2024. We utilize brokered time deposits with laddered maturities, entirely in denominations of less than $250,000, to secure fixed cost funding and reduce short-term borrowings. At September 30, 2025, the balance of brokered time deposits remained below 10% of total assets, and the remaining weighted average duration was approximately three months with a weighted average rate of 4.51%.

At September 30, 2025, our estimated uninsured deposits were $825.3 million, or approximately 35% of total deposits, compared to $737.6 million, or approximately 31% of our total deposits at December 31, 2024. The estimates are based on the same methodologies and assumptions used for our regulatory reporting requirements. The insured deposit data does not reflect an evaluation of all of the account ownership category distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

The following table shows scheduled maturities of time deposits in excess of the FDIC insurance limit of $250,000 at September 30, 2025 and December 31, 2024 (dollars in thousands).

	September 30, 2025	December 31, 2024
Time remaining until maturity
Three months or less	$99,713	$119,312
Over three months through six months	77,181	76,073
Over six months through twelve months	54,688	44,570
Over twelve months	8,620	16,823
Total	$240,202	$256,778

Borrowings

At September 30, 2025, total borrowings include securities sold under agreements to repurchase, FHLB advances, subordinated debt issued in 2022, and junior subordinated debentures assumed through acquisitions.

We had $15.1 million of securities sold under agreements to repurchase at September 30, 2025 and $8.4 million at December 31, 2024. Our advances from the FHLB were $60.0 million at September 30, 2025, a decrease of $7.2 million, compared to FHLB advances of $67.2 million at December 31, 2024. Based on original maturities, at September 30, 2025, all of our FHLB advances were long-term, compared to $7.2 million short-term and $60.0 million long-term FHLB advances at December 31, 2024. FHLB advances are used to fund new loan and investment activity that is not funded by deposits or other borrowings.

On March 12, 2023, the Federal Reserve established the BTFP. The BTFP was a one-year program that provided additional liquidity through borrowings for a term of up to one year secured by the pledging of certain qualifying securities and other assets valued at par. Beginning in the second quarter of 2023, we utilized the BTFP to secure fixed rate funding for a one-year term and reduce short-term FHLB advances, which are priced daily. We utilized this source of funding due to its lower rate and the ability to prepay the obligations without penalty. The rates on the borrowings under the BTFP were fixed for one year from the day each borrowing was made. During the fourth quarter of 2023 and again in the first quarter of 2024, we refinanced all of our borrowings under the BTFP with new loans under the BTFP with a one-year term due to more favorable rates. The BTFP ceased making new loans as scheduled on March 11, 2024. During the third quarter of 2024, we began paying down borrowings under the BTFP and repaid all of the remaining borrowings under the BTFP in the fourth quarter of 2024. At September 30, 2025 and December 31, 2024, we had no outstanding borrowings under the BTFP.

Typically, the main source of our short-term borrowings are advances from the FHLB; however, during the three and nine months ended September 30, 2024, our primary source of short-term borrowings were borrowings under the BTFP due to more favorable rates. The rate charged for advances from the FHLB is directly tied to the Federal Reserve’s federal funds target rate. As previously discussed, the Federal Reserve target rate was 4.00% to 4.25% at September 30, 2025 compared to 4.75% to 5.00% at September 30, 2024.

The average balances and cost of short-term borrowings for the three and nine months ended September 30, 2025 and 2024 are summarized in the table below (dollars in thousands).

	Average Balances		Average Balances		Cost of Short-term Borrowings		Cost of Short-term Borrowings
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Federal funds purchased and short-term FHLB advances	$17,243	$—	$25,523	$3,789	4.44%	—%	4.44%	5.53%
Borrowings under BTFP	—	198,239	—	219,133	—	4.76	—	4.78
Repurchase agreements	11,209	9,300	11,622	7,844	0.61	0.75	0.70	0.58
Total short-term borrowings	$28,452	$207,539	$37,145	$230,766	2.93%	4.59%	3.27%	4.65%

The carrying value of the subordinated debt, which consists entirely of our 2032 Notes, was $16.7 million at September 30, 2025 and December 31, 2024. The $8.8 million and $8.7 million in junior subordinated debt at September 30, 2025 and December 31, 2024, respectively, represent the junior subordinated debentures that we assumed through acquisitions.

For a description of the 2032 Notes, see our Annual Report, Part II. Item 7. “MD&A – Discussion and Analysis of Financial Condition – Borrowings – 2032 Notes” and Note 10 to the financial statements included in such report.

Stockholders’ Equity

Stockholders’ equity was $295.3 million at September 30, 2025, an increase of $54.0 million compared to December 31, 2024. The increase was primarily attributable to the issuance of the Series A Preferred Stock, discussed above, $17.0 million of net income for the nine months ended September 30, 2025 and an $11.0 million decrease in accumulated other comprehensive loss due to an increase in the fair value of the Bank’s AFS securities portfolio, partially offset by $3.2 million in dividends declared on common stock, $1.6 million for share repurchases, and $0.5 million in dividends declared on the Series A Preferred Stock.

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

The primary factors affecting net interest margin are changes in interest rates, competition, and the shape of the interest rate yield curve. The Federal Reserve Board sets various benchmark rates, including the federal funds target rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Reserve increased the federal funds target rate four times during 2023, from 4.25% to 4.50%, to 5.25% to 5.50%. During 2024, beginning in September, the Federal Reserve reduced the federal funds target rate three times by 100 basis points on a cumulative basis to 4.25% to 4.50% where it remained until September 2025. In September 2025, the Federal Reserve reduced the federal funds target rate by 25 basis points to 4.00% to 4.25%. Accordingly, the prevailing federal funds target rate during three and nine months ended September 30, 2025 was lower than during the three and nine months ended September 30, 2024. For additional discussion, see Certain Events That Affect Period-over-Period Comparability – Changing Inflation and Interest Rates.

Three months ended September 30, 2025 vs. three months ended September 30, 2024. Net interest income increased 18.5% to $21.2 million for the three months ended September 30, 2025 compared to $17.9 million for the same period in 2024. The increase was primarily due to a lower average balance of short-term borrowings and a decrease in the average balance of and rates paid on time deposits, partially offset by an increase in the average balance of and rates paid on interest-bearing demand deposits and a lower average balance of loans. Average short-term borrowings decreased by $179.1 million for the three months ended September 30, 2025, as we paid all remaining borrowings under the BTFP in the fourth quarter of 2024. The lower average balance of, and a decrease in rates paid on, short-term borrowings resulted in a $2.2 million decrease in interest expense compared to the same period in 2024. A lower average balance of, and a decrease in rates paid on, time deposits resulted in a $1.9 million decrease in interest expense compared to the same period in 2024. Average loans decreased by $18.1 million for the three months ended September 30, 2025 in accordance with our strategy to optimize the balance sheet, which, in addition to lower loan yields, resulted in a $0.2 million decrease in interest income on loans compared to the same period in 2024. Average interest-bearing demand deposits increased by $159.2 million, which, combined with an increase in rates, resulted in a $1.4 million increase in interest expense in the third quarter of 2025 compared to the same period in 2024. Average noninterest-bearing deposits increased by $17.9 million. Rates paid on interest-bearing liabilities decreased primarily as a result of the overall decrease in prevailing interest rates. Our yield on interest-earning assets increased primarily due to an increase in the yield on the investment securities portfolio, partially offset by the decrease in the average balance of loans.

Interest income was $37.1 million for the three months ended September 30, 2025, compared to $36.8 million for the same period in 2024. Loan interest income made up substantially all of our interest income for the three months ended September 30, 2025 and 2024, although interest on investment securities contributed 10.2% of interest income during the third quarter of 2025 compared to 8.1% during the third quarter of 2024. Of the $0.2 million increase in interest income, an increase of $0.8 million can be attributed to a higher average balance of, and an increase in the yield earned on investment securities, partially offset by a decrease in interest income of $0.4 million, which can be attributed to decreases in the volume and yield earned on interest-earning balances with banks and a decrease in interest income of $0.2 million can be attributed primarily to the decrease in the volume of loans. The overall yield on interest-earning assets was 5.53% and 5.51% for the three months ended September 30, 2025 and 2024, respectively. The loan portfolio yielded 6.03% and 6.04% for the three months ended September 30, 2025 and September 30, 2024, respectively, while the yield on the investment portfolio was 3.28% for the three months ended September 30, 2025 compared to 2.82% for the three months ended September 30, 2024. The overall yield on interest-earning assets increased two basis points for the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024 and was primarily driven by a 46 basis point increase in the yield on the investment securities portfolio, partially offset by a one basis point decrease in the yield on the loan portfolio.

Interest expense was $15.9 million for the three months ended September 30, 2025, a decrease of $3.1 million compared to interest expense of $19.0 million for the three months ended September 30, 2024. A decrease in interest expense of $1.8 million resulted from a decrease in the volume of interest-bearing liabilities, primarily short-term borrowings. A decrease of $1.2 million resulted from the decrease in the cost of interest-bearing liabilities, primarily time deposits. Average interest-bearing liabilities decreased by $59.9 million for the three months ended September 30, 2025 compared to the same period in 2024, as average short-term borrowings decreased by $179.1 million while average interest-bearing deposits increased by $105.6 million, primarily due to an increase in average interest-bearing demand deposits. We increased rates on our interest-bearing demand deposits during the third quarter of 2025 compared to the third quarter of 2024 to attract and retain lower cost deposits relative to higher cost short-term borrowings. Average time deposits decreased, as we reduced rates on our time deposits during the third quarter of 2025 compared to the third quarter of 2024 due to lower prevailing market interest rates. The cost of deposits decreased 41 basis points to 3.04% for the three months ended September 30, 2025 compared to 3.45% for the three months ended September 30, 2024 primarily as a result of a lower average balance of, and a decrease in the cost of time deposits, partially offset by a higher average balance of, and an increase in the cost of, interest-bearing demand deposits. The cost of interest-bearing liabilities decreased 50 basis points to 3.11% for the three months ended September 30, 2025 compared to 3.61% for the same period in 2024, primarily due to a lower average balance of short-term borrowings and a decrease in the cost of time deposits, partially offset by a higher cost and average balance of interest-bearing demand deposits.

Net interest margin was 3.16% for the three months ended September 30, 2025, an increase of 49 basis points from 2.67% for the three months ended September 30, 2024. The increase in net interest margin was primarily driven by a 50 basis point decrease in the cost of interest-bearing liabilities.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended September 30, 2025 and 2024. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended September 30,
	2025			2024
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$2,141,280	$32,563	6.03%	$2,159,412	$32,764	6.04%
Securities:
Taxable	406,153	3,096	3.02	396,254	2,755	2.77
Tax-exempt	51,442	689	5.31	24,552	228	3.68
Interest-earning balances with banks	60,431	747	4.90	79,793	1,101	5.49
Total interest-earning assets	2,659,306	37,095	5.53	2,660,011	36,848	5.51
Cash and due from banks	27,102			26,121
Intangible assets	41,370			41,927
Other assets	96,704			97,704
Allowance for credit losses	(27,144)			(28,794)
Total assets	$2,797,338			$2,796,969
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$836,137	$4,802	2.28%	$676,946	$3,440	2.02%
Brokered demand deposits	109	1	4.59	—	—	—
Savings deposits	136,314	380	1.11	127,536	366	1.14
Brokered time deposits	242,224	2,842	4.66	255,076	3,335	5.20
Time deposits	704,593	6,701	3.77	754,217	8,588	4.53
Total interest-bearing deposits	1,919,377	14,726	3.04	1,813,775	15,729	3.45
Short-term borrowings(2)	28,452	210	2.93	207,539	2,396	4.59
Long-term debt	85,521	1,006	4.66	71,946	867	4.79
Total interest-bearing liabilities	2,033,350	15,942	3.11	2,093,260	18,992	3.61
Noninterest-bearing deposits	451,029			433,126
Other liabilities	21,786			31,805
Stockholders’ equity	291,173			238,778
Total liabilities and stockholders’ equity	$2,797,338			$2,796,969
Net interest income/net interest margin		$21,153	3.16%		$17,856	2.67%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods and are not presented on a tax equivalent basis. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Three months ended September 30, 2025 vs.
	Three months ended September 30, 2024
	Volume	Rate	Net(1)
Interest income:
Loans	$(275)	$74	$(201)
Securities:
Taxable	69	272	341
Tax-exempt	249	212	461
Interest-earning balances with banks	(267)	(87)	(354)
Total interest-earning assets	(224)	471	247
Interest expense:
Interest-bearing demand deposits	809	553	1,362
Brokered demand deposits	1	—	1
Savings deposits	25	(11)	14
Brokered time deposits	(168)	(325)	(493)
Time deposits	(565)	(1,322)	(1,887)
Short-term borrowings	(2,068)	(118)	(2,186)
Long-term debt	164	(25)	139
Total interest-bearing liabilities	(1,802)	(1,248)	(3,050)
Change in net interest income	$1,578	$1,719	$3,297

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

Nine months ended September 30, 2025 vs. nine months ended September 30, 2024. Net interest income increased 13.1% to $59.1 million for the nine months ended September 30, 2025 compared to $52.3 million for the same period in 2024. The increase was primarily due to a lower average balance of short-term borrowings and a lower average balance of, and a decrease in the rates paid on time deposits, partially offset by a lower average balance of loans and an increase in the average balance of, and rates paid on interest-bearing demand deposits. Average short-term borrowings decreased by $193.6 million for the nine months ended September 30, 2025, as we paid all remaining borrowings under the BTFP in the fourth quarter of 2024. The lower average balance of, and a decrease in rates paid on, short-term borrowings resulted in a $7.1 million decrease in interest expense compared to the same period in 2024. A lower average balance of, and a decrease in rates paid on, time deposits resulted in a $4.4 million decrease in interest expense compared to the same period in 2024. Average loans decreased by $56.2 million for the nine months ended September 30, 2025 in accordance with our strategy to optimize the balance sheet, which, in addition to lower loan yields, resulted in a $2.8 million decrease in interest income on loans compared to the same period in 2024. Average interest-bearing demand deposits increased by $129.0 million, which, combined with an increase in rates, resulted in a $3.6 million increase in interest expense for the nine months ended September 30, 2025 compared to the same period in 2024. Average noninterest-bearing deposits increased by $14.3 million. Rates paid on interest-bearing liabilities decreased primarily as a result of the overall decrease in prevailing interest rates. Our yield on interest-earning assets increased primarily due to an increase in yield on the investment securities portfolio.

Interest income was $106.9 million for the nine months ended September 30, 2025, compared to $108.4 million for the same period in 2024. Loan interest income made up substantially all of our interest income for the nine months ended September 30, 2025 and 2024, although interest on investment securities contributed 10.1% of interest income during the third quarter of 2025 compared to 8.3% during the third quarter of 2024. Of the $1.5 million decrease in interest income, a decrease in interest income of $2.1 million can be attributed to the decrease in the volume of interest-earnings assets, primarily loans. The overall yield on interest-earning assets was 5.46% and 5.45% for the nine months ended September 30, 2025 and 2024, respectively. The loan portfolio yielded 5.95% and 5.96% for the nine months ended September 30, 2025 and September 30, 2024, respectively, while the yield on the investment portfolio was 3.20% for the nine months ended September 30, 2025 compared to 2.81% for the nine months ended September 30, 2024. The increase in the overall yield on interest-earning assets compared to the quarter ended September 30, 2024 was primarily driven by a 39 basis point increase in the yield on the investment securities portfolio, partially offset by a one basis point decrease in the yield on the loan portfolio.

Interest expense was $47.7 million for the nine months ended September 30, 2025, a decrease of $8.3 million compared to interest expense of $56.1 million for the nine months ended September 30, 2024. A decrease in interest expense of $5.4 million resulted from a decrease in volume of interest-bearing liabilities, primarily short-term borrowings and time deposits, partially offset by an increase in volume of interest-bearing demand deposits and long-term debt. A decrease in interest expense of $3.0 million resulted from the decrease in the cost of interest-bearing liabilities, primarily time deposits and brokered time deposits, partially offset by an increase in the cost of interest-bearing demand deposits. Average interest-bearing liabilities decreased by $76.8 million for the nine months ended September 30, 2025 compared to the same period in 2024, as average short-term borrowings decreased by $193.6 million while average interest-bearing deposits increased by $104.5 million. We reduced rates on our time deposits during the nine months ended September 30, 2025 compared to the to the same period in 2024 due to lower prevailing market interest rates. We increased rates on our interest-bearing demand deposits during the nine months ended September 30, 2025 compared to the to the same period in 2024 to attract and retain lower cost deposits relative to higher cost short-term borrowings. The cost of deposits decreased 30 basis points to 3.08% for the nine months ended September 30, 2025 compared to 3.38% for the nine months ended September 30, 2024 primarily as a result of a lower average balance of, and a decrease in the cost of, time deposits, partially offset by a higher average balance of, and an increase in the cost of, interest-bearing demand deposits. The cost of interest-bearing liabilities decreased 42 basis points to 3.15% for the nine months ended September 30, 2025 compared to 3.57% for the same period in 2024, primarily due to a lower average balance of short-term borrowings and a lower average balance of, and a decrease in the cost of, time deposits, partially offset by a higher cost and average balance of interest-bearing demand deposits.

Net interest margin was 3.02% for the nine months ended September 30, 2025, an increase of 39 basis points from 2.63% for the nine months ended September 30, 2024. The increase in net interest margin was primarily driven by a 42 basis point decrease in the cost of interest-bearing liabilities and a one basis point increase in the yield on interest-earning assets.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the nine months ended September 30, 2025 and 2024. Averages presented in the table below are daily averages (dollars in thousands).

	Nine months ended September 30,
	2025			2024
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$2,118,268	$94,255	5.95%	$2,174,502	$97,060	5.96%
Securities:
Taxable	398,778	8,736	2.93	403,442	8,338	2.76
Tax-exempt	50,631	2,025	5.35	25,022	680	3.63
Interest-earning balances with banks	50,688	1,872	4.94	54,641	2,282	5.58
Total interest-earning assets	2,618,365	106,888	5.46	2,657,607	108,360	5.45
Cash and due from banks	26,475			26,114
Intangible assets	41,498			42,083
Other assets	95,288			94,496
Allowance for credit losses	(26,855)			(29,295)
Total assets	$2,754,771			$2,791,005
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$801,024	$13,277	2.22%	$672,047	$9,689	1.93%
Brokered demand deposits	3,170	106	4.47	—	—	—
Savings deposits	135,380	1,081	1.07	130,438	1,046	1.07
Brokered time deposits	249,921	8,873	4.75	250,864	9,776	5.21
Time deposits	711,810	20,485	3.85	743,489	24,928	4.48
Total interest-bearing deposits	1,901,305	43,822	3.08	1,796,838	45,439	3.38
Short-term borrowings(2)	37,145	910	3.27	230,766	8,027	4.65
Long-term debt	85,487	3,014	4.71	73,135	2,624	4.79
Total interest-bearing liabilities	2,023,937	47,746	3.15	2,100,739	56,090	3.57
Noninterest-bearing deposits	443,391			429,090
Other liabilities	22,735			29,482
Stockholders’ equity	264,708			231,694
Total liabilities and stockholders’ equity	$2,754,771			$2,791,005
Net interest income/net interest margin		$59,142	3.02%		$52,270	2.63%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods and are not presented on a tax equivalent basis. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Nine months ended September 30, 2025 vs.
	Nine months ended September 30, 2024
	Volume	Rate	Net(1)
Interest income:
Loans	$(2,510)	$(295)	$(2,805)
Securities:
Taxable	(97)	495	398
Tax-exempt	695	650	1,345
Interest-earning balances with banks	(165)	(245)	(410)
Total interest-earning assets	(2,077)	605	(1,472)
Interest expense:
Interest-bearing demand deposits	1,860	1,728	3,588
Brokered demand deposits	106	—	106
Savings deposits	40	(5)	35
Brokered time deposits	(38)	(865)	(903)
Time deposits	(1,062)	(3,381)	(4,443)
Short-term borrowings	(6,735)	(382)	(7,117)
Long-term debt	443	(53)	390
Total interest-bearing liabilities	(5,386)	(2,958)	(8,344)
Change in net interest income	$3,309	$3,563	$6,872

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

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

Three months ended September 30, 2025 vs. three months ended September 30, 2024. Total noninterest income decreased $0.6 million, or 15.8%, to $3.0 million for the three months ended September 30, 2025 compared to $3.5 million for the three months ended September 30, 2024. The decrease in noninterest income was primarily attributable to $1.1 million in income from a legal settlement recorded in the third quarter of 2024 related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida, partially offset by a $0.4 million increase in other operating income and a $0.1 million increase in gain on sale of other real estate owned. The increase in other operating income was primarily attributable to a $0.4 million increase in distributions from other investments.

Nine months ended September 30, 2025 vs. nine months ended September 30, 2024. Total noninterest income decreased $1.4 million, or 15.7%, to $7.6 million for the nine months ended September 30, 2025 compared to $9.0 million for the nine months ended September 30, 2024. The decrease in noninterest income was primarily attributable to $1.1 million in income from a legal settlement recorded in the third quarter of 2024, discussed above, a $0.6 million decrease in gain on sale of other real estate owned and a $0.4 million decrease in gain on sale or disposition of fixed assets, partially offset by a $0.4 million decrease in loss on call or sale of investment securities and a $0.4 million increase in other operating income. During the second quarter of 2024, we realized a $0.7 million gain on other real estate owned on the sale of certain property related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. During the first quarter of 2024, we recorded a $0.4 million gain on sale or disposition of fixed assets as a result of the closure of one branch in the Alabama market. The increase in other operating income was primarily attributable to a $0.5 million increase in distributions from other investments and $0.3 million of insurance proceeds received in second quarter 2025 for damages to a property recorded in other real estate owned, partially offset by a $0.2 million decrease in the change in net asset value of other investments and a $0.2 million decrease in derivative fee income.

Noninterest Expense

Noninterest expense includes salaries and employee benefits and other costs associated with the conduct of our operations. Our goal is to manage our costs within the framework of our operating strategy of generating consistent, quality earnings.

Three months ended September 30, 2025 vs. three months ended September 30, 2024. Total noninterest expense was $16.5 million for the three months ended September 30, 2025, an increase of $0.3 million, or 2.1%, compared to the same period in 2024. The increase was primarily driven by a $0.3 million increase in salaries and employee benefits and a $0.2 million increase in acquisition expense, partially offset by a $0.1 million decrease in other operating expenses and a $0.1 million decrease in depreciation and amortization. The increase in salaries and employee benefits was primarily due to investment in people with an emphasis on our Texas markets to remix and strengthen our balance sheet and an increase in health insurance claims. The increase in acquisition expense was related to the WFB transaction announced on July 1, 2025. The decrease in other operating expenses resulted from $0.3 million in collection and repossession expenses recorded in the third quarter of 2024 related to the income from the legal settlement, discussed above, and a $0.1 million decrease in FDIC assessments, partially offset by a $0.1 million increase in write down of other real estate owned and a $0.1 million increase in branch services expense.

Nine months ended September 30, 2025 vs. nine months ended September 30, 2024. Total noninterest expense was $49.5 million for the nine months ended September 30, 2025, an increase of $2.5 million, or 5.3%, compared to the same period in 2024. The increase was primarily driven by a $1.3 million increase in salaries and employee benefits, a $0.6 million increase in acquisition expense, a $0.5 million decrease in gain on early extinguishment of subordinated debt, and a $0.2 million increase in professional fees, partially offset by a $0.2 million decrease in depreciation and amortization. The increase in salaries and employee benefits was primarily due to investment in people with an emphasis on our Texas markets to remix and strengthen our balance sheet and an increase in health insurance claims. During the first half of 2024, we repurchased $5.0 million in principal amount of our 2029 Notes and $3.0 million in principal amount of our 2032 Notes and recognized a gain on early extinguishment of subordinated debt of $0.5 million. The increase in acquisition expense was related to the WFB transaction, discussed above. The decrease in depreciation and amortization was primarily due to the closure of one branch location in the first quarter of 2024.

Income Tax Expense

Income tax expense for the three months ended September 30, 2025 and 2024 was $1.3 million and $0.8 million, respectively. The effective tax rate for the three months ended September 30, 2025 and 2024 was 17.3% and 12.7%, respectively. Income tax expense for the nine months ended September 30, 2025 and 2024 was $3.6 million and $3.0 million, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 was 17.7% and 17.5%, respectively. During the third quarter of 2024, we revised our estimated 2024 annual effective tax rate to account for our projected increase in nontaxable income from BOLI in the fourth quarter of approximately $3.1 million upon receipt of death benefit proceeds. During the first quarter of 2024, we surrendered approximately $8.4 million of BOLI contracts and reinvested the proceeds in higher yielding policies, which resulted in $0.3 million of income tax expense. The restructuring had an expected earn-back period of just over one year.

For the three and nine months ended September 30, 2025, and the effective tax rate differed from the statutory tax rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI. For the three months ended September 30, 2024, the effective tax rate differed from the statutory tax rate of 21% primarily due to the revision of our estimated 2024 annual effective tax rate, discussed above, tax-exempt interest income earned on certain loans and investment securities and income from BOLI. For the nine months ended September 30, 2024, the effective tax rate differed from the statutory tax rate of 21% primarily due to the revision of our estimated 2024 annual effective tax rate, discussed above, tax-exempt interest income earned on certain loans and investment securities and income from BOLI, partially offset by the surrender of BOLI contracts.

On July 4, 2025, the OBBBA, which contains a broad range of tax reform provisions affecting businesses, was signed into law. The OBBBA did not have a material impact on the consolidated financial statements in the third quarter of 2025, and we do not expect a significant impact on 2025 income tax expense.

Risk Management

The primary risks associated with our operations are credit, interest rate and liquidity risk. Changing inflation also presents risk. Credit, inflation and interest rate risk are discussed below, while liquidity risk is discussed in this section under the heading Liquidity and Capital Resources below.

Credit Risk and the Allowance for Credit Losses

General. The risk of loss should a borrower default on a loan is inherent in any lending activity. Our portfolio and related credit risk are monitored and managed on an ongoing basis by our risk management department, the Board’s loan committee and the full Board. We utilize a ten point risk-rating system, which assigns a risk grade to each borrower based on a number of quantitative and qualitative factors associated with a loan transaction. The risk grade categorizes the loan into one of five risk categories based on information about the ability of borrowers to service the debt. The information includes, among other factors, current financial information about the borrower, historical payment experience, credit documentation, public information and current economic trends. These categories assist management in monitoring our credit quality. The risk categories, which are consistent with the definitions used in guidance promulgated by federal banking regulators, are as follows.

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

At September 30, 2025 and December 31, 2024, there were no loans classified as loss or doubtful, $30.9 million and $32.7 million, respectively, of loans classified as substandard, and $10.2 million and $7.8 million, respectively, of loans classified as special mention.

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

Allowance for Credit Losses. We account for the ACL in accordance with ASC 326, which uses the CECL accounting methodology. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired and be adjusted each period through a provision for credit losses for changes in the expected lifetime credit losses. The ACL was $26.5 million and $26.7 million at September 30, 2025 and December 31, 2024, respectively.

We maintain a separate ACL on unfunded loan commitments, which is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The ACL is generally increased by the provision for credit losses and decreased by charge-offs, net of recoveries. The provision for credit losses for the three months ended September 30, 2025 was primarily due to loan growth partially offset by changes in the economic forecast and loan mix. The negative provision for credit losses for the nine months ended September 30, 2025 was primarily due to a $3.3 million recovery during the first quarter of 2025 of loans previously charged off as a result of a property insurance settlement related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. The negative provision for credit losses for the three months ended September 30, 2024 was primarily due to net recoveries of $0.4 million, a decrease in total loans, aging of existing loans and an improvement in the economic forecast. The negative provision for credit losses for the nine months ended September 30, 2024 was primarily due to net recoveries, a decrease in total loans, aging of existing loans, an improvement in the economic forecast and, to a lesser extent, the completion of our annual CECL allowance model recalibration, which resulted in lower historical loss rates.

We complete our annual model recalibration process in the first quarter of each year. Our annual review includes peer group analysis, updates to our probability of default and loss-given default models, including prepayment and curtailment assumptions, and qualitative factor scorecard ranges, as needed. The changes resulting from the model recalibration reduced the ACL by approximately $0.5 million during each of the nine months ended September 30, 2025 and 2024.

Refer to Note 1. Summary of Significant Accounting Policies – Allowance for Credit Losses in our Annual Report for further discussion of our ACL accounting policy.

The following table presents the allocation of the ACL by loan category and the percentage of loans in each loan category to total loans as of the dates indicated (dollars in thousands).

	September 30, 2025		December 31, 2024
	Allowance for Credit Losses	% of Loans in each Category to Total Loans	Allowance for Credit Losses	% of Loans in each Category to Total Loans
Mortgage loans on real estate:
Construction and development	$1,281	6.5%	$1,145	7.3%
1-4 Family	6,238	17.8	5,603	18.7
Multifamily	1,862	6.1	1,185	4.0
Farmland	5	0.2	8	0.3
Commercial real estate	11,626	42.9	11,759	44.4
Commercial and industrial	5,373	26.1	6,933	24.8
Consumer	85	0.4	88	0.5
Total	$26,470	100%	$26,721	100%

The following table presents the amount of the ACL allocated to each loan category as a percentage of total loans as of the dates indicated.

	September 30, 2025	December 31, 2024
Mortgage loans on real estate:
Construction and development	0.06%	0.05%
1-4 Family	0.29	0.26
Multifamily	0.09	0.06
Farmland	0.00	0.00
Commercial real estate	0.54	0.55
Commercial and industrial	0.25	0.33
Consumer	0.00	0.01
Total	1.23%	1.26%

As discussed above, the balance in the ACL is principally influenced by the provision for credit losses on loans and net loan loss experience. Additions to the ACL are charged to the provision for credit losses on loans. Losses are charged to the ACL as incurred and recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

The table below reflects the activity in the ACL and key ratios for the periods indicated (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Allowance at beginning of period	$26,620	$28,620	$26,721	$30,540
Provision for credit losses on loans(1)	(86)	(906)	(3,609)	(2,615)
Net (charge-offs) recoveries	(64)	389	3,358	178
Allowance at end of period	$26,470	$28,103	$26,470	$28,103
Total loans - period end	2,150,523	2,155,846	2,150,523	2,155,846
Nonaccrual loans - period end	7,680	4,120	7,680	4,120

Key ratios:
Allowance for credit losses to total loans - period end	1.23%	1.30%	1.23%	1.30%
Allowance for credit losses to nonaccrual loans - period end	344.7%	682.0%	344.7%	682.0%
Nonaccrual loans to total loans - period end	0.36%	0.19%	0.36%	0.19%

(1)	For the three months ended September 30, 2025, the $0.1 million provision for credit losses on the consolidated statement of income includes a $0.1 million negative provision for loan losses and a $0.2 million provision for unfunded loan commitments. For the nine months ended September 30, 2025, the $3.3 million negative provision for credit losses on the consolidated statement of income includes a $3.6 million negative provision for loan losses and a $0.3 million provision for unfunded loan commitments. For the three months ended September 30, 2024, the $0.9 million negative provision for credit losses on the consolidated statement of income includes a $0.9 million negative provision for loan losses and a $40,000 negative provision for unfunded loan commitments. For the nine months ended September 30, 2024, the $2.8 million negative provision for credit losses on the consolidated statement of income includes a $2.6 million negative provision for loan losses and a $0.2 million negative provision for unfunded loan commitments.

The ACL to total loans decreased to 1.23% at September 30, 2025 compared to 1.30% at September 30, 2024, and the ACL to nonaccrual loans ratio decreased to 344.7% at September 30, 2025 compared to 682.0% at September 30, 2024. The decrease in the ACL to total loans compared to September 30, 2024 was primarily due to a decrease in total loans, aging of existing loans and an improvement in the economic forecast. The decrease in ACL to nonaccrual loans compared to September 30, 2024 was primarily due to an increase in nonaccrual loans. Nonaccrual loans were $7.7 million, or 0.36% of total loans, at September 30, 2025, an increase of $3.6 million compared to $4.1 million, or 0.19% of total loans, at September 30, 2024. The increase in nonaccrual loans was primarily attributable to one nonowner-occupied commercial relationship totaling $1.7 million, owner-occupied commercial relationships totaling $2.1 million and one 1-4 family loan relationship totaling $0.8 million, partially offset by the transfer of a $0.7 million 1-4 family loan to other real estate owned.

The following table presents the allocation of net (charge-offs) recoveries by loan category for the periods indicated (dollars in thousands).

	Three months ended September 30,
	2025			2024
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans
Mortgage loans on real estate:
Construction and development	$1	$135,451	(0.00)%	$421	$167,061	(0.25)%
1-4 Family	(48)	384,837	0.01	(35)	410,374	0.01
Multifamily	—	127,712	—	—	93,404	—
Farmland	—	4,048	—	—	7,386	—
Commercial real estate	—	931,864	—	—	960,567	—
Commercial and industrial	4	547,228	(0.00)	21	509,478	(0.00)
Consumer	(21)	10,140	0.21	(18)	11,142	0.16
Total	$(64)	$2,141,280	0.00%	$389	$2,159,412	(0.02)%

	Nine months ended September 30,
	2025			2024
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans
Mortgage loans on real estate:
Construction and development	$2	$138,405	(0.00)%	$290	$173,967	(0.17)%
1-4 Family	17	390,129	(0.00)	(133)	411,112	0.03
Multifamily	—	108,273	—	—	100,814	—
Farmland	1	5,719	(0.02)	36	7,625	(0.47)
Commercial real estate	3,322	939,017	(0.35)	—	954,006	—
Commercial and industrial	71	526,592	(0.01)	44	515,574	(0.01)
Consumer	(55)	10,133	0.54	(59)	11,404	0.52
Total	$3,358	$2,118,268	(0.16)%	$178	$2,174,502	(0.01)%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses on loans. Net charge-offs include recoveries of amounts previously charged off. For the three months ended September 30, 2025, net charge-offs were $64,000, or less than 0.01%, of the average loan balance for the period. For the nine months ended September 30, 2025, net recoveries were $3.4 million, or 0.16%, of the average loan balance for the period. Net recoveries during the nine months ended September 30, 2025 were primarily the result of a property insurance settlement related to a loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. Net recoveries for the three and nine months ended September 30, 2024 were $0.4 million and $0.2 million, or 0.02% and 0.01%, respectively, of the average loan balance for the period. Net recoveries during the three and nine months ended September 30, 2024 were primarily attributable to construction and development loans.

Management believes the ACL at September 30, 2025 is sufficient to provide adequate protection against losses in our portfolio. However, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This ACL may prove to be inadequate due to many factors including higher inflation and interest rates than anticipated, higher unemployment than anticipated, other unanticipated adverse changes in the economy, unanticipated effects of the current geopolitical and domestic political conflicts, a public health crisis, or discrete events adversely affecting specific customers or industries. We are monitoring changes and potential changes to U.S. tariff and trade policies that could have an adverse impact on inflation and economic growth, at least in the near term, and which make forecasting difficult. These factors could cause deterioration in credit quality that could lead us to increase our ACL in future periods. Our results of operations and financial condition could be materially adversely affected to the extent that the ACL is insufficient to cover such changes or events.

Nonperforming Assets. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal and interest is delinquent for 90 days or more. Additionally, management may elect to continue the accrual when the estimated net available value of collateral is sufficient to cover the principal balance and accrued interest. It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period of repayment performance by the borrower. Nonperforming loans were $7.7 million, or 0.36% of total loans, at September 30, 2025, a decrease of $1.1 million compared to $8.8 million, or 0.42% of total loans, at December 31, 2024. The decrease in nonperforming loans compared to December 31, 2024 is mainly attributable to paydowns and the transfer of a $0.7 million 1-4 family loan to other real estate owned.

Loan Modifications to Borrowers Experiencing Financial Difficulty. Occasionally, we modify loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the nine months ended September 30, 2025 and 2024, we did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

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

For the nine months ended September 30, 2025, additions to other real estate owned were $1.7 million, which were driven by transfers of commercial real estate and 1-4 family loans to other real estate owned. Other real estate owned with a cost basis of $1.6 million and $1.8 million was sold during the three and nine months ended September 30, 2025 and 2024, respectively, resulting in a gain of $0.1 million for both periods. During the three months ended September 30, 2025, we recorded $0.1 million of write-downs of other real estate owned related to a 1-4 family property. During the nine months ended September 30, 2025, we recorded $0.4 million of write-downs of other real estate owned related to a property that was part of the loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida, a former branch location based on a third-party appraisal, and a 1-4 family property. For the nine months ended September 30, 2024, additions to other real estate owned were $1.8 million, which were primarily driven by transfers of 1-4 family loans to other real estate owned. During the nine months ended September 30, 2024, we recorded a $0.2 million write-down of other real estate owned primarily related to a former branch location based on a third-party appraisal. Other real estate owned with a cost basis of $0.2 million and $1.3 million was sold during the three and nine months ended September 30, 2024, respectively, resulting in a loss of $4,000 and a gain of $0.7 million, respectively, for the periods.

At September 30, 2025, approximately $1.7 million of loans secured by 1-4 family residential property were in the process of foreclosure.

The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	September 30, 2025	December 31, 2024
1-4 Family	$1,995	$1,684
Commercial real estate	2,638	3,358
Commercial and industrial	—	176
Total other real estate owned	$4,633	$5,218

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Nine months ended September 30,
	2025	2024
Balance, beginning of period	$5,218	$4,438
Additions	1,687	1,810
Sales of other real estate owned	(1,838)	(1,276)
Write-downs	(434)	(233)
Balance, end of period	$4,633	$4,739

Impact of Inflation. Inflation reached a near 40-year high in late 2021 primarily due to effects of the COVID-19 pandemic, and continued rising through June 2022. After June 2022, the rate of inflation generally declined; however, it has remained higher than the Federal Reserve’s target inflation rate of two percent. In response to higher inflation, the Federal Reserve increased the federal funds target rate during 2022 and 2023 as discussed in Certain Events That Affect Period-over-Period Comparability – Changing Inflation and Interest Rates, which generally increased the amount we earn on our interest-earning assets but also increased the amount we pay on our interest-bearing liabilities as discussed throughout this report. We believe that higher rates resulting from inflation and related factors led to constrained loan demand during 2023 and 2024 and through September 30, 2025. When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, if the rate of inflation accelerates in the future, this could impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for credit losses resulting from a possible increased default rate. Inflation and related higher rates have led and may continue to lead to lower loan re-financings. Inflation has also increased and may continue to increase the costs of goods and services we purchase, including the costs of salaries and benefits. We are monitoring changes and potential changes to U.S. tariff and trade policies that could have an adverse impact on inflation and economic growth, at least in the near term, and which make forecasting difficult.

As noted above, the rate of inflation generally declined after June 2022. In response, from September 2024 to December 2024, the Federal Reserve reduced the federal funds target rate by 100 basis points to 4.25% to 4.50%. In September 2025, the Federal Reserve reduced the federal funds target rate by 25 basis points to 4.00% to 4.25%. On October 29, 2025, the Federal Reserve reduced the federal funds target rate by 25 basis points to 3.75% to 4.00%, where it remained as of November 5, 2025. The inflationary outlook in the U.S. remains uncertain. A decrease in the general level of interest rates may lead to, among other things, prepayments on our loan and mortgage-backed securities portfolios as borrowers refinance their loans at lower rates, lower rates on new loans, lower rates on existing variable rate loans and lower yields on investment securities, which may be offset by lower costs of interest-bearing liabilities. If interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Significant fluctuations in interest rates makes our business and balance sheet more challenging to manage. For additional information, see Interest Rate Risk below, and Item 1A. “Risk Factors – Risks Related to our Business – Changes in interest rates could have an adverse effect on our profitability” and – “Inflation and rising prices may continue to adversely affect our results of operations and financial condition” in our Annual Report.

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, four to six months, seven to twelve months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At September 30, 2025, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of September 30, 2025
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income(1)
+300	(3.1)%
+200	(2.2)%
+100	(0.8)%
-100	1.2%
-200	2.3%
-300	3.4%

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

Our core deposits, which are deposits excluding time deposits greater than $250,000 and deposits of municipalities and other political entities, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At September 30, 2025 and December 31, 2024, 70% and 68%, respectively, of our total assets were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through interest payments, principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. At September 30, 2025, 89% of our investment securities portfolio was classified as AFS, and we had gross unrealized losses in our AFS investment securities portfolio of $48.5 million and gross unrealized gains of $1.0 million. The sale of securities in a loss position would cause us to record a loss on sale of investment securities in noninterest income in the period during which the securities were sold. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At September 30, 2025, securities with a carrying value of $65.5 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $68.1 million in pledged securities at December 31, 2024.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2025, the balance of our outstanding advances with the FHLB was $60.0 million, consisting of $60.0 million long-term advances based on original maturities, a decrease of $7.2 million, compared to $67.2 million, consisting of $7.2 million short-term and $60.0 million long-term advances based on original maturities, at December 31, 2024. The total amount of remaining credit available to us from the FHLB at September 30, 2025 was $713.7 million. At September 30, 2025, our FHLB borrowings were collateralized by a blanket pledge of certain loans totaling approximately $944.2 million.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $15.1 million of repurchase agreements outstanding at September 30, 2025 and $8.4 million at December 31, 2024.

We maintain unsecured lines of credit with First National Bankers Bank and The Independent Bankers Bank totaling $60.0 million. These lines of credit are federal funds lines of credit and are used for overnight borrowing only. The lines of credit mature at various times within the next year. There were no outstanding balances on our unsecured lines of credit at September 30, 2025 and December 31, 2024.

At September 30, 2025, we held $35.4 million of cash and cash equivalents and maintained approximately $713.7 million of available funding from FHLB advances and maintained $60.0 million in unsecured lines of credit with correspondent banks. Cash and cash equivalents and available funding represent 98% of uninsured deposits of $825.3 million at September 30, 2025.

In addition, at September 30, 2025 and December 31, 2024, we had $17.0 million in aggregate principal amount of subordinated debt outstanding, consisting entirely of our 2032 Notes. For additional information on our 2032 Notes, see our Annual Report, Part II. Item 7. “MD&A – Discussion and Analysis of Financial Condition – Borrowings” and Note 10 to the financial statements included in such report.

Our liquidity strategy is focused on using the least costly funds available to us in the context of our balance sheet composition and interest rate risk position. Accordingly, we target growth of noninterest-bearing deposits. Although we cannot directly control the types of deposit instruments our customers choose, we can influence those choices with the interest rates and deposit specials we offer. In recent years, the proportion of our deposits represented by noninterest-bearing deposits has declined primarily due to rising market interest rates as customers have migrated to higher yielding alternatives, although such proportion increased as of the end of third quarter 2025 as rates declined in the latter part of 2024 and again in September 2025.

At September 30, 2025, we held $210.8 million of brokered time deposits and no brokered demand deposits as defined for federal regulatory purposes. At December 31, 2024, we held $245.5 million of brokered time deposits and $47.3 million of brokered demand deposits as defined for federal regulatory purposes. We utilize brokered time deposits to secure fixed cost funding and reduce short-term borrowings. We utilize brokered demand deposits when pricing is more favorable than other short-term borrowings. We hold QwickRate® deposits, included in our time deposit balances, which we obtain through a qualified network, to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At September 30, 2025, we held $7.5 million of QwickRate® deposits, a decrease of $5.4 million compared to $12.9 million at December 31, 2024.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three and nine months ended September 30, 2025 and 2024.

	Percentage of Total Average Deposits and Borrowed Funds		Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds		Cost of Funds
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Noninterest-bearing demand deposits	18%	17%	18%	17%	—%	—%	—%	—%
Interest-bearing demand deposits	34	27	32	27	2.28	2.02	2.22	1.93
Brokered demand deposits	—	—	—	—	4.59	—	4.47	—
Savings accounts	6	5	6	5	1.11	1.14	1.07	1.07
Brokered time deposits	10	10	10	10	4.66	5.20	4.75	5.21
Time deposits	28	30	29	29	3.77	4.53	3.85	4.48
Short-term borrowings	1	8	2	9	2.93	4.59	3.27	4.65
Long-term borrowed funds	3	3	3	3	4.66	4.79	4.71	4.79
Total deposits and borrowed funds	100%	100%	100%	100%	2.55%	2.99%	2.59%	2.96%

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

During the nine months ended September 30, 2025 and 2024, we paid $3.1 million and $2.9 million in dividends on our common stock, respectively. We declared dividends on our common stock of $0.325 per share during the nine months ended September 30, 2025 compared to dividends of $0.305 per share during the nine months ended September 30, 2024. We declared dividends on our Series A Preferred Stock of $16.25 per share during the nine months ended September 30, 2025 compared to none during the nine months ended September 30, 2024. Our Board has authorized a share repurchase program, and at September 30, 2025, we had 409,866 shares of our common stock remaining authorized for repurchase under the program. During the nine months ended September 30, 2025, we paid $1.6 million to repurchase 85,779 shares of our common stock, compared to paying $0.3 million to repurchase 18,621 shares of our common stock during the nine months ended September 30, 2024. The aggregate purchase price does not include the effect of excise tax incurred on net share repurchases.

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

The Company and the Bank each were in compliance with all regulatory capital requirements at September 30, 2025 and December 31, 2024. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement for Bank to be Well Capitalized Under Prompt Corrective Action Rules
	Amount	Ratio	Amount	Ratio
September 30, 2025
Investar Holding Corporation:
Tier 1 leverage capital	$301,562	10.70%	$—	—%
Common equity tier 1 capital	261,709	11.12	—	—
Tier 1 capital	301,562	12.82	—	—
Total capital	344,715	14.65	—	—
Investar Bank:
Tier 1 leverage capital	306,183	10.88	140,720	5.00
Common equity tier 1 capital	306,183	13.05	152,544	6.50
Tier 1 capital	306,183	13.05	187,747	8.00
Total capital	332,608	14.17	234,684	10.00

December 31, 2024
Investar Holding Corporation:
Tier 1 leverage capital	$258,178	9.27%	$—	—%
Common equity tier 1 capital	248,678	10.84	—	—
Tier 1 capital	258,178	11.25	—	—
Total capital	301,259	13.13	—	—
Investar Bank:
Tier 1 leverage capital	269,733	9.70	139,092	5.00
Common equity tier 1 capital	269,733	11.77	148,925	6.50
Tier 1 capital	269,733	11.77	183,293	8.00
Total capital	296,117	12.92	229,116	10.00

Off-Balance Sheet Transactions and Lease Obligations

Swap Contracts. The Bank historically has entered into interest rate swap contracts, some of which are forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the one-month SOFR associated with the forecasted issuances of one-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. At September 30, 2025 and December 31, 2024, we had no current or forward starting interest rate swap agreements, other than interest rate swaps related to customer loans, described below. For additional information, see Note 7. Derivative Financial Instruments.

The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under ASC 815, and are marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by ASC 820. The Company did not recognize any gains or losses in other income resulting from fair value adjustments during the  three and nine months ended September 30, 2025  and  2024 . At  September 30, 2025  and  December 31, 2024 , we had notional amounts of $183.1 million and $186.9 million, respectively, in interest rate swap contracts with customers and $183.1 million and $186.9 million, respectively, in offsetting interest rate swap contracts with other financial institutions. At  September 30, 2025  and  December 31, 2024 , the fair value of the swap contracts consisted of gross assets of $12.2 million and $17.2 million, respectively, and gross liabilities of $12.2 million and $17.2 million, respectively, recorded in “Other assets” and “Accrued taxes and other liabilities,” respectively, in the accompanying consolidated balance sheets.

Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. Loan commitments are also evaluated in a manner similar to the ACL on loans. The reserve for unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets and was $0.3 million and $42,000 at September 30, 2025 and December 31, 2024, respectively.

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

	September 30, 2025	December 31, 2024
Loan commitments	$428,674	$377,301
Standby letters of credit	7,479	7,658

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at September 30, 2025, the Company had unfunded commitments of $1.6 million for its investment in SBIC qualified funds and other investment funds.

For the nine months ended September 30, 2025 and for the year ended December 31, 2024, except as disclosed herein and in the Company’s Annual Report, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Lease Obligations. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.

The following table presents, as of September 30, 2025, contractually obligated lease payments due under non-cancelable operating leases by payment date (dollars in thousands).

Less than one year	$457
One to three years	878
Three to five years	606
Over five years	183
Total	$2,124

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2024 are set forth in the Company’s Annual Report in the section captioned “MD&A – Risk Management.” Please refer to the information in Item 2. “MD&A,” under the heading “Risk Management” in this report for additional information about the Company’s market risk for the nine months ended September 30, 2025; except as discussed therein, there have been no material changes in the Company’s market risk since December 31, 2024.

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

Our shareholders authorized our Board to issue up to 5,000,000 shares of “blank check” preferred stock without any further action on the part of our shareholders. The Board also has the power, without shareholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. As of the date of this report, 32,500 shares of our newly designated Series A Preferred Stock are outstanding. Holders of our Series A Preferred Stock have certain rights and preferences over our common stock, including but not limited to, payment of dividends, payment upon liquidation, dissolution or winding up, and such shares are convertible into shares of our common stock upon the occurrence of certain events, subject to the terms and conditions of such Series A Preferred Stock. See Note 5. Stockholders’ Equity and “—Our Series A Preferred Stock could adversely affect our liquidity, financial condition and holders of our common stock” above for additional information regarding our Series A Preferred Stock.

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

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended September 30, 2025.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(2)
July 1, 2025 - July 31, 2025	9,397	$21.74	9,352	415,236
August 1, 2025 - August 31, 2025	5,695	21.21	5,370	409,866
September 1, 2025 - September 30, 2025	—	—	—	409,866
	15,092	$21.54	14,722	409,866

(1)	Includes 370 shares of common stock surrendered to cover the payroll taxes due upon the vesting of RSUs.
(2)	The Company has had a stock repurchase program since 2015. As of September 30, 2025, the Company had 409,866 shares remaining available under the program.

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

Item 5. Other Information

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement pursuant to Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1*	Agreement and Plan of Merger, dated July 1, 2025, by and among Investar Holding Corporation and Wichita Falls Bancshares, Inc.(1)

3.1	Composite Articles of Incorporation of Investar Holding Corporation(2)

3.2	Amended and Restated By-laws of Investar Holding Corporation(3)

4.1	Specimen Common Stock Certificate(4)

4.2	Specimen certificate representing Series A Non-Cumulative Perpetual Convertible Preferred Stock(5)

4.3	Indenture, dated April 6, 2022, by and among Investar Holding Corporation and UMB Bank, National Association, as trustee(6)

4.4	Form of 5.125% Fixed-to-Floating Rate Subordinated Note due 2032(7)

10.1**	Employment Agreement, dated as of October 31, 2025, by and between Investar Bank, National Association and John R. Campbell(8)

10.2**	Salary Continuation Agreement, dated October 31, 2025, by and between Investar Bank and John R. Campbell(9)

10.3**	Split Dollar Agreement, dated May 9, 2024, by and between Investar Bank and John R. Campbell(10)

10.4**	First Amendment to Split Dollar Agreement, dated October 31, 2025, by and between Investar Bank and John R. Campbell(11)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)	Filed as exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 1, 2025 and incorporated herein by reference.
(2)	Filed as exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 6, 2025 and incorporated herein by reference.
(3)	Filed as exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.
(4)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(5)	Filed as exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 1, 2025 and incorporated herein by reference.
(6)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.
(7)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.
(8)	Filed as exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 3, 2025 and incorporated herein by reference.
(9)	Filed as exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 3, 2025 and incorporated herein by reference.
(10)	Filed as exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 3, 2025 and incorporated herein by reference.
(11)	Filed as exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on November 3, 2025 and incorporated herein by reference.

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

INVESTAR HOLDING CORPORATION

Date: November 5, 2025	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025	/s/ John R. Campbell
John R. Campbell
Chief Financial Officer
(Principal Financial Officer)