Form 10-K
period 2025-12-31
Investar Holding Corp
filed 2026-03-16
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-K

_____________________________________

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of June 30, 2025, was approximately $177.3 million.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value per share, 13,750,025 shares outstanding as of March 12, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the 2026 Annual Meeting of Shareholders of Investar Holding Corporation are incorporated by reference into Part III of the Form 10-K. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

GLOSSARY OF DEFINED TERMS

Below is a listing of certain acronyms, abbreviations and defined terms, among others, used throughout this Annual Report on Form 10-K.

2027 Notes	–	6.00% Fixed-to-Floating Rate Subordinated Notes due 2027
2029 Notes	–	5.125% Fixed-to-Floating Rate Subordinated Notes due 2029
2032 Notes	–	5.125% Fixed-to-Floating Rate Subordinated Notes due 2032
ACL	–	Allowance For Credit Losses
AFS	–	Available For Sale
AI	–	Artificial Intelligence
ALCO	–	Asset/Liability Committee
AOCI	–	Accumulated Other Comprehensive Income
Articles of Amendment	–	Articles of Amendment to Investar Holding Corporation's Restated Articles of Incorporation
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
ATM	–	Automated Teller Machine
Bank	–	Investar Bank, National Association
Board	–	Board of Directors of Investar Holding Corporation
BOLI	–	Bank Owned Life Insurance
BTFP	–	Bank Term Funding Program
CBLR	–	Community Bank Leverage Ratio
CECL	–	Current Expected Credit Loss
CFPB	–	Consumer Financial Protection Bureau
Cheaha	–	Cheaha Financial Group, Inc.
CIO	–	Chief Information Officer
CISO	–	Chief Information Security Officer
CODM	–	Chief Operating Decision Maker
Company	–	Investar Holding Corporation and its wholly-owned subsidiary, the Bank (also, “we,” “our,” or “us”)
CRA	–	Community Reinvestment Act
ECOA	–	Equal Credit Opportunity Act
ESOP	–	Employee Stock Ownership Plan
Exchange Act	–	Securities Exchange Act of 1934, as amended
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
FHLB	–	Federal Home Loan Bank
FNB	–	First National Bank
FRB	–	Federal Reserve Bank of Atlanta
GAAP	–	U.S. Generally Accepted Accounting Principles
HTM	–	Held To Maturity
IRP	–	Incident Response Plan
IS Program	–	Information Security Program
IT Committee	–	Information Technology Committee
ITM	–	Interactive Teller Machine
LIBOR	–	London Interbank Offered Rate
LTIP	–	Long Term Incentive Plan
NAICS	–	North American Industry Classification System
NIST	–	National Institute of Standards and Technology
OBBBA	–	One Big Beautiful Bill Act
OCC	–	Office of the Comptroller of Currency
PCD	–	Purchased Credit Deteriorated
PCI	–	Purchased Credit Impaired
PSL	–	Purchased Seasoned Loans
Restated Articles	–	Restated Articles of Incorporation, as amended by the Articles of Amendment effective as of June 30, 2025
ROU	–	Right-Of-Use
RSU	–	Restricted Stock Unit
SBIC	–	Small Business Investment Company
SCA	–	Salary Continuation Agreement
SEC	–	U.S. Securities and Exchange Commission
Securities Act	–	Securities Act of 1933, as amended
SOFR	–	Secured Overnight Financing Rate
U.S.	–	United States
WFB	–	Wichita Falls Bancshares, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, both in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements include statements relating to our projected growth, anticipated future financial performance, changes in our ACL, anticipated future credit quality and our potential ability to achieve performance and strategic goals, as well as statements relating to the anticipated effects of these factors on our business, financial condition and results of operations. These statements can typically be identified through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “think,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature.

Our forward-looking statements contained herein are based on assumptions and estimates that management believes to be reasonable in light of the information available at this time. However, many of these statements are inherently uncertain and beyond our control and could be affected by many factors. Factors that could have a material effect on our business, financial condition, results of operations, cash flows and future growth prospects can be found in Item 1A. Risk Factors. These factors include, but are not limited to, the following, any one or more of which could materially affect the outcome of future events:

•	the significant risks and uncertainties for our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios and other regulatory requirements caused by business and economic conditions generally and in the financial services industry in particular, whether nationally, regionally or in the markets in which we operate, including heightened uncertainties resulting from recent changing trade and tariff policies that could have an adverse impact on inflation and economic growth at least in the near term;
•	changes in inflation, interest rates, yield curves and interest rate spread relationships that affect our loan and deposit pricing;
•	our ability to successfully execute our strategy focused on consistent, quality earnings through the optimization of our balance sheet, and our ability to successfully execute a long-term growth strategy;
•	our ability to achieve organic loan and deposit growth, and the composition of that growth;
•	our ability to identify and enter into agreements to combine with attractive acquisition candidates, finance acquisitions, complete acquisitions after definitive agreements are entered into, and successfully integrate and grow acquired operations;
•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;
•	a reduction in liquidity, including as a result of a reduction in the amount of deposits we hold or other sources of liquidity;
•	inaccuracy of the assumptions and estimates we make in establishing reserves for credit losses and other estimates;
•	changes in the quality or composition of our loan portfolio, including adverse developments in borrower industries or in the repayment ability of individual borrowers;
•	changes in the quality and composition of, and changes in unrealized losses in, our investment portfolio, including whether we may have to sell securities before their recovery of amortized cost basis and realize losses;
•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;
•	our dependence on our management team, and our ability to attract and retain qualified personnel;
•	the concentration of our business within our geographic areas of operation in Louisiana, Texas and Alabama;
•	risks to holders of our common stock relating to our Series A Preferred Stock, including, but not limited to, dividend preferences to holders of the preferred stock, other conditions with respect to the payment of dividends on our common stock, potential dilution upon conversion of the preferred stock, and liquidation preferences to holders of the preferred stock;
•	increasing costs of complying with new and potential future regulations;
•	new or increasing geopolitical tensions, including resulting from wars in Ukraine and Israel and surrounding areas;
•	the emergence or worsening of widespread public health challenges or pandemics;
•	concentration of credit exposure;
•	any deterioration in asset quality and higher loan charge-offs, and the time and effort necessary to resolve problem assets;
•	fluctuations in the price of oil and natural gas;
•	data processing system failures and errors;
•	risks associated with our digital transformation process, including increased risks of cyberattacks and other security breaches and challenges associated with addressing the increased prevalence of artificial intelligence;
•	risks of losses resulting from increased fraud attacks against us and others in the financial services industry;
•	potential impairment of our goodwill and other intangible assets;
•	the impact of litigation and other legal proceedings to which we become subject;
•	competitive pressures in the commercial finance, retail banking, mortgage lending and consumer finance industries, as well as the financial resources of, and products offered by, competitors;
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

PART I

Item 1. Business

General

Investar Holding Corporation, a Louisiana corporation incorporated in 2009, is a financial holding company headquartered in Baton Rouge, Louisiana that conducts its operations primarily through its wholly-owned subsidiary, Investar Bank, National Association, a national bank chartered by the OCC. The Bank was originally chartered as a Louisiana commercial bank in 2006 and converted to a national bank in July 2019. Through the Bank, the Company offers a wide range of commercial banking products tailored to meet the needs of individuals, professionals, and small to medium-sized businesses. Our primary areas of operation are south Louisiana, including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; Texas, including Houston and its surrounding area, and, as of January 1, 2026, north Dallas and Wichita Falls and their surrounding areas; and Alabama, including York and Oxford and their surrounding areas. These markets are served from our executive and operations center located in Baton Rouge and from 36 full-service branches located throughout our market areas. We have experienced significant growth since the Bank was chartered, completing eight whole-bank acquisitions and establishing additional branches in our market areas.

As of December 31, 2025, on a consolidated basis, the Company had total assets of $2.8 billion, net loans of $2.1 billion, total deposits of $2.4 billion, and stockholders’ equity of $301.1 million.

Our strategy focuses on consistent, quality earnings through the optimization of our balance sheet by originating and renewing high quality, primarily variable-rate, loans and allowing higher risk credit relationships to run off. Our strategy also includes growth through acquisitions, including whole-bank acquisitions, strategic branch acquisitions and asset acquisitions. Over time, management believes that we have significant opportunities for growth and franchise expansion, both organically and through strategic acquisitions. Although the financial services industry is rapidly changing and intensely competitive, and likely to remain so, we believe that the Bank competes effectively as a local community bank and possesses the availability of local access and responsive customer service, coupled with competitively-priced products and services, necessary to successfully compete with other financial institutions for individual and small to medium-sized business customers.

All cross-references to the “Notes” in this Form 10-K refer to the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data. The information set forth in this Annual Report on Form 10-K is as of March 16, 2026, unless otherwise indicated herein.

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

Lending Activities. Income generated by our lending activities represents a substantial portion of our total revenue. For the years ended December 31, 2025, 2024 and 2023, income from our lending activities comprised 83%, 81% and 84%, respectively, of our total revenue. Over the last three fiscal years, we have increased our focus on commercial real estate loans and commercial and industrial loans.

Lending to Businesses. Our lending to small to medium-sized businesses falls into three general categories for the years ended December 31, 2025, 2024 and 2023:

•

Commercial real estate loans. Approximately 48% of our total loans at December 31, 2025 were commercial real estate loans, which include multifamily, farmland and commercial real estate loans, with owner-occupied loans comprising approximately 44% of the commercial real estate loan portfolio. Commercial real estate loan terms generally are 10 years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 120 months, and we generally charge an origination fee. Risks associated with commercial real estate loans include, among other things, fluctuations in the value of real estate, new job creation trends, tenant vacancy rates, and the quality of the borrower’s management. We attempt to limit risk by analyzing a borrower’s cash flow and collateral value on an ongoing basis. The loans are primarily secured by commercial real estate. Also, we typically require personal guarantees from the principal owners of the property, supported by a review of their personal financial statements, as an additional means of mitigating our risk. We also manage risk by avoiding concentrations in any one business or industry. For further discussion see “Commercial real estate loans may expose us to greater risks than our other real estate loans.” in Item 1A. Risk Factors.

•

Commercial and industrial loans. Commercial and industrial loans primarily consist of working capital lines of credit and equipment loans. The terms of these loans vary by purpose and by type of underlying collateral. We make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the relevant piece of equipment. Loans to support working capital typically have terms not exceeding one year, and such loans are secured by accounts receivable or inventory. Fixed rate loans are priced based on collateral, term and amortization. The interest rate for floating rate loans is typically tied to the prime rate published in The Wall Street Journal or SOFR. Commercial and industrial loans include variable-rate loans to consumer finance lending companies. Loans to consumer finance lending companies accounted for approximately 8% of our total loans at December 31, 2025. Commercial and industrial loans also include public finance loans made to governmental entities, which can be taxable or tax-exempt, for purposes including debt refinancing, economic development, quality of life projects, short-term cash-flow needs, and infrastructure enhancements, among other things. Public finance loans are generally repaid using pledged revenue sources including income tax, property tax, sales tax, and utility revenue, among other sources. Public finance loans comprise less than 5% of our loan portfolio at December 31, 2025. Commercial and industrial loans accounted for approximately 27% of our total loans at December 31, 2025.

Commercial lending generally involves different risks from those associated with commercial real estate lending or construction lending. Although commercial loans may be collateralized by equipment or other business assets (including real estate, if available as collateral), the repayment of these types of loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the general business conditions of the local economy and the borrower’s ability to sell its products and services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, are the chief considerations when assessing the risk of a commercial loan. The liquidation of collateral, if any, is considered a secondary source of repayment because equipment and other business assets may, among other things, be obsolete or of limited resale value. We actively monitor certain financial measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors. We also manage risk by avoiding concentrations in any one business or industry. For further discussion see “Commercial and industrial loans may expose us to greater risk than other loans.” in Item 1A. Risk Factors.

•

Construction and development loans. Construction and development loans, which consist of loans for the construction of commercial projects, single family residential properties and multifamily properties, accounted for approximately 7% of our total loans at December 31, 2025. Our construction and development loans are made on both a “pre-sold” basis and on a “speculative” basis. Construction and development loans are generally made with a term of 6 to 18 months, with interest accruing at either a fixed or floating rate and paid monthly. These loans are secured by the underlying project being built. We disburse funds in installments based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. For construction loans, loan to value ratios range from 70% to 80% of the developed/completed value, while for development loans our loan to value ratios typically will not exceed 70% to 75% of such value. Speculative loans are based on the borrower’s financial strength and cash flow position.

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

Lending to Individuals. We make the following types of loans to our individual customers:

•

Residential real estate. 1-4 family residential real estate loans, including second mortgage loans, comprised approximately 17% of our total loans at December 31, 2025. Second mortgage loans in this category include only loans we make to cover the gap between the purchase price of a residence and the amount of the first mortgage; all other second mortgage loans are considered consumer loans. Loan to value ratios do not typically exceed 80%, although some of the mortgage loans that we retain in our portfolio may have higher loan to value ratios. We use an independent appraiser to establish collateral values. We generate residential real estate mortgage loans through Bank referrals and contacts with real estate agents in our markets. We do not originate subprime residential real estate loans. In the third quarter of 2023, we exited the consumer mortgage origination business. At December 31, 2025, the consumer mortgage portfolio was approximately $224.5 million, substantially all of which is included in the 1-4 family residential real estate loan category. The remaining loans in the category consisted primarily of second mortgages, home equity loans, home equity lines of credit, and business purpose loans secured by 1-4 family residential real estate.

•

Consumer loans. Consumer loans represented less than 1% of our total loans at December 31, 2025. We make these loans (which are normally fixed-rate loans) to individuals for a variety of personal, family and household purposes. The loans may be secured or unsecured and installment or term loans. Because many consumer loans are secured by depreciable assets such as cars, boats and trailers, the loans are amortized over the useful life of the asset. The amortization of second mortgages generally does not exceed 15 years and the rates generally are not fixed for more than 60 months. As a general matter, in underwriting these loans, our credit analysts review a borrower’s past credit history, credit scores, past income level, debt history and, when applicable, cash flow, debt to income ratio, and payment to income, and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. A comparison of the value of the collateral, if any, to the proposed loan amount, is also a consideration in the underwriting process. Repayment of consumer loans depends upon key consumer economic measures and upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. A shortfall in the value of any collateral also may pose a risk of loss to us for these types of loans.

Deposits. We offer a broad base of deposit products and services to our individual and business clients, including savings, checking, and money market accounts, as well as a variety of certificates of deposit and individual retirement accounts. We also offer a reciprocal deposit product, Assured Checking, that allows customers to deposit funds in excess of the FDIC’s $250,000 insurance limit and have the funds insured by the FDIC. We offer debit cards, internet banking, mobile banking with smartphone deposit capability as well as debit card protection settings. For our business clients, we offer a competitive suite of treasury management products which include, but are not limited to, remote deposit capture, virtual vaults, positive pay, Automated Clearing House origination, credit card processing, wire transfer, investment sweep accounts, and enhanced business internet banking.

Other Banking Services. The Bank’s other banking services include cashiers’ checks, direct deposit of payroll and Social Security checks, night depository, bank-by-mail, ATMs with deposit automation, debit cards, corporate credit cards, mobile wallet payment options, electronic statements, electronic banking for consumer and business customers, and Zelle® for consumers. In addition, the Bank has options for contactless banking, including ITMs and online account opening. ITMs are an upgrade on traditional ATM technology that allow customers to virtually interact directly with Bank staff. Online account opening allows a consumer to open a number of available checking, savings, and certificate of deposit accounts online. The Bank does not offer trust services or insurance products.

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

Recent Acquisitions. All of our acquisition activity is evaluated and overseen by a standing Mergers and Acquisitions Committee of our Board. Acquisitions completed since January 1, 2023 are discussed below.

Acquisition of Wichita Falls Bancshares, Inc. On January 1, 2026, the Company completed its acquisition of WFB and its wholly-owned subsidiary, FNB, headquartered in Wichita Falls, Texas with six additional branches serving the surrounding areas. All of the issued and outstanding shares of WFB common stock were converted into aggregate merger consideration consisting of $7.2 million in cash and 3,955,272 shares of Company common stock for an aggregate transaction value of $112.9 million. This value is based on the Company’s closing stock price on December 31, 2025 of $26.72 per common share. On the date of the acquisition, WFB had $1.2 billion in total assets, including $1.0 billion in gross loans, and $1.0 billion in deposits. The Company is currently evaluating the fair value of the acquired assets and liabilities assumed that will be recorded in the consolidated financial statements.

Divestiture and Sale or Closure Activity

Sale of Two Branches to First Community Bank. On January 27, 2023, the Bank sold certain assets, deposits and other liabilities associated with its Alice and Victoria, Texas locations to First Community Bank, a Texas state bank located in Corpus Christi, Texas. The Bank sold approximately $13.9 million in loans and $14.5 million in deposits.

Branch Closures and Land Sales. During the last three fiscal years, we closed two branches. One of the branches had been acquired, and the closures involved anticipated synergies that resulted in significant cost savings. We continue to evaluate opportunities to reduce our physical branch footprint and further improve efficiency through digital initiatives.

De Novo Branches or Conversion Activity

In the fourth quarter of 2024, we converted an existing loan and deposit production office in our Texas market to a full-service branch location. In the third quarter of 2023, we converted an existing loan and deposit production office in our Alabama market to a cashless branch designed to provide a digital banking experience. We do not expect to open de novo branches in 2026.

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

The following table sets forth certain information about our total deposits, and our share of total deposits, in specified locations, and is shown as of June 30, 2025, which is the latest date for which such information is available.

Location	Investar Total Deposits	Investar Share of Deposits
	(in millions)
Baton Rouge, Louisiana	$1,078	4.2%
New Orleans, Louisiana	267	0.6
Lafayette, Louisiana	299	3.4
Evangeline Parish, Louisiana(1)	158	19.9
East and West Feliciana Parishes, Louisiana(1)	108	15.5
Calcasieu Parish, Louisiana(1)	22	0.4
Houston, Texas	145	0.0
Sumter County, Alabama(1)	141	48.6
Calhoun County, Alabama(1)	238	10.0

(1)

Evangeline Parish, East and West Feliciana Parishes, Calcasieu Parish, Sumter County, and Calhoun County are not included in Metropolitan Statistical Areas but are included in this table to reflect the deposit balances of our branches in these parishes and counties.

Supervision and Regulation

General. Banking is highly regulated under federal and state law. The following is a brief summary of certain aspects of that regulation that are material to us and does not purport to be a complete description of all regulations that affect us or all aspects of those regulations. To the extent particular statutory and regulatory provisions are described, the description is qualified in its entirety by reference to the particular statute or regulation.

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

Some of these provisions have had and may continue to have the consequence of increasing our expenses, decreasing our revenues, and changing our operations.

Certain aspects of the Dodd-Frank Act are subject to ongoing implementation (such as the final rulemaking discussed below on small business lending data collection); further, in the past certain provisions implemented by federal agencies have been legislatively revised or rescinded, and Congress may do so again in the future. Additionally, the future implementation and enforcement of regulations may be affected by the current administration, which has made significant changes in the leadership of the various bank regulatory agencies and may continue to do so.

In early February 2025, the CFPB’s Acting Director issued directives to cease virtually all CFPB activities, including supervision, examinations, rulemaking, enforcement actions, and pending investigations. Since this time, the CFPB has remained largely dormant with limited rulemaking issuances or other activity. In November 2025, the Acting Director notified a federal court that the CFPB cannot request funds from the Federal Reserve under Dodd-Frank to fund its operations pursuant to a legal opinion issued by the Department of Justice’s Office of Legal Counsel. In December 2025, the federal court rejected this legal interpretation. In January 2026, the Acting Director notified the federal court that he had requested funding from the Federal Reserve to fund its operations for the first quarter of 2026. We cannot predict when or how these matters involving the CFPB will be resolved.

While we cannot predict what effect any presently contemplated or future changes in the laws or regulations, their interpretations or enforcement would have on us, these changes could be materially adverse to our financial condition and results of operations.

Small Business Lending Data Collection and Reporting. On March 30, 2023, the CFPB issued a final rule implementing Section 1071 of the Dodd-Frank Act. The final rule requires financial institutions to collect and report data to the CFPB on small business loan applicants, including demographic data, lending decisions and the price and terms of credit. The purpose of the rulemaking is to increase transparency and combat discrimination in small business lending. The CFPB issued a Notice of Proposed Rulemaking in November 2025 that would make certain changes to the rule, including reducing the number of data points banks must collect and report as well as extending the compliance deadline to January 1, 2028.

Open Banking Rule. On October 22, 2024, the CFPB issued its final rule implementing Section 1033 of the Dodd-Frank Act with respect to personal financial data rights, more commonly known as the “Open Banking Rule.” The final rule, among other things, requires banks, credit unions, and other financial service providers to make a consumer’s data available upon request to the consumer and their authorized third parties in a secure and reliable manner, and establishes obligations for third parties accessing consumers’ data, including data security and privacy protections. According to the CFPB, the rule is designed to foster competition and innovation in the financial services industry by making it easier for consumers to switch financial providers and for new companies to offer innovative products and services. The rule is in a current state of flux as a federal court has issued a preliminary injunction prohibiting the CFPB from enforcing the rule until the CFPB can complete its reconsideration of the rule. In August 2025, the CFPB issued an advance notice of proposed rulemaking seeking comments as it evaluates issuing a proposed rule that would replace the current rule.

Interchange Fees. As noted above, the Dodd-Frank Act directed the Federal Reserve to establish interchange fees for debit cards under a restrictive “reasonable and proportional cost” per transaction standard (known as the “Durbin Amendment”). The Federal Reserve issued final rules implementing the Durbin Amendment in 2011, which capped interchange fees on debit cards. In October 2023, the Federal Reserve requested comment on a proposal to significantly lower the maximum interchange fee that a debit card issuer can receive for a debit card transaction. The proposed rule also includes a process that would result in automatic revisions to the interchange fee cap every two years without public comment. The proposed rule is pending and has not been finalized. While the current interchange fee cap on debit cards are, and the proposed rules would be only applicable to banks with over $10 billion in total assets, banks with under $10 billion in total assets such as the Bank could potentially indirectly face fee pressure in operating debit card programs should the proposal be adopted in its current form.

The Volcker Rule. On December 10, 2013, the Federal Reserve and the other federal banking regulators as well as the SEC each adopted a final rule implementing Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule.” Generally speaking, the final rule prohibited a bank and its affiliates from engaging in proprietary trading and from sponsoring certain “covered funds” or from acquiring or retaining any ownership interest in such covered funds. Most private equity, venture capital and hedge funds are considered “covered funds” as are bank trust preferred collateralized debt obligations. The final rule required banking entities to divest disallowed securities by July 21, 2015, subject to extension upon application. The Economic Growth, Regulatory Relief, and Consumer Protection Act that was enacted in 2018 amended Section 619 of the Dodd-Frank Act to exempt from the Volcker Rule any insured depository institution that has $10.0 billion or less in total consolidated assets and whose total trading assets and trading liabilities are 5.0% or less of total consolidated assets; therefore, the Bank is currently exempt from the Volcker Rule.

Brokered Deposits. The Bank has increased its level of brokered deposits in recent years. FDIC regulations governing brokered deposits (which apply to all insured depository institutions) define the term “brokered deposit” as “any deposit that is obtained, directly or indirectly, from or through the mediation or assistance of a ‘deposit broker.’” Generally, the banking agencies view brokered deposits as a more volatile funding source than core deposits. Only well-capitalized banks are permitted to accept, renew or roll over brokered deposits without a waiver from the FDIC (which historically has been challenging to obtain). On July 30, 2024, the FDIC issued a notice of proposed rulemaking that, among other things, would revise the brokered deposit rule to expand the types of deposits that fall within the definition of brokered deposit. The FDIC’s new leadership withdrew this proposed rule on March 3, 2025.

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

We were in compliance with all applicable minimum regulatory capital requirements, including the capital conservation buffer, as of December 31, 2025.

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

The federal banking agencies finalized a rule in 2019 that allows bank holding companies and banks with less than $10.0 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a leverage ratio of greater than 9% to elect to use the CBLR framework. A community banking organization electing to use the CBLR framework would have a simplified capital regime and would be considered well-capitalized as long as it had a leverage ratio of greater than 9%. The federal banking agencies issued a notice of proposed rulemaking in December 2025 that would, among other things, lower the 9% leverage ratio requirement to 8%. We have not elected to use the CBLR framework, and it is uncertain if we will elect to use the CBLR framework in the future.

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

The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities, and the deposit insurance premiums paid by the bank. As of December 31, 2025, the Bank met the requirements to be categorized as well-capitalized under the prompt corrective action framework as currently in effect.

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

A bank holding company may elect to be treated as a financial holding company and receive expanded powers if it and its depository institution subsidiaries are “well-capitalized” and “well managed,” and its subsidiary banks controlled by it have at least a “satisfactory” Community Reinvestment Act rating. We have elected for the Company to be treated as a financial holding company. As a financial holding company, we may engage in a range of activities that are (1) financial in nature or incidental to such financial activity or (2) complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators; securities activities by securities regulators; and insurance activities by insurance regulators.

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

Source of Strength Doctrine for Bank Holding Companies

Under longstanding Federal Reserve policy that has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times when we may not be inclined to provide it. In addition, any capital loans that we make to the Bank are subordinate in right of payment to deposits and to certain other indebtedness of the Bank. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Our ability to pay dividends depends in part upon the receipt of dividends from the Bank. The Bank is also subject to certain restrictions on dividends under federal laws, regulations and policies. In general, under OCC regulations, the Bank may pay dividends to us without the approval of the OCC only if the amount of the dividend does not exceed the Bank’s net income earned during the current year (net of dividends paid) combined with its retained net income (net of dividends paid) of the immediately preceding two years. The Bank must obtain the approval of the OCC for any amount in excess of this threshold. Further, a national bank may not pay a dividend in excess of its undivided profits. In addition, under federal law, the Bank may not pay any dividend to us if it is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The Bank is also restricted from paying dividends if it fails to maintain capital above the Basel III capital conservation buffer. The OCC may further restrict the payment of dividends by requiring the Bank to maintain a higher level of capital than would otherwise be required to be adequately capitalized for regulatory purposes. Moreover, if, in the opinion of the OCC, the Bank is engaged in an unsound practice (which could include the payment of dividends even within the legal requirements noted above), the OCC may require the Bank to cease such practice. The OCC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice.

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

Incentive Compensation Guidance

The federal banking agencies have issued comprehensive guidance on incentive compensation policies. This guidance is designed to ensure that a financial institution’s incentive compensation structure does not encourage imprudent risk taking, which may undermine the safety and soundness of the institution. The guidance, which applies to all employees that have the ability to materially affect an institution’s risk profile, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives; (2) compatibility with effective controls and risk management; and (3) strong corporate governance.

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

Community Reinvestment Act

The Bank is required under the Community Reinvestment Act, or CRA, and related OCC regulations to help meet the credit needs of its communities, including low and moderate-income borrowers. In connection with its examination of the Bank, the OCC assesses our record of compliance with the CRA. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications, such as branches or mergers, or in restrictions on its or the Company’s activities. The Bank received an “Outstanding” CRA rating on its most recent CRA Performance Evaluation. The CRA requires all FDIC-insured institutions to publicly disclose their rating.

On October 24, 2023, the federal banking agencies adopted a final rule to modernize the CRA regulations. Under the final rule, (1) the federal banking agencies will evaluate bank performance across the varied activities they conduct and communities in which they operate in order to encourage banks to expand access to credit, investment, and banking services in low- and moderate-income communities, (2) the CRA regulations are updated to evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, branchless banking, and hybrid models, (3) a new metrics-based approach was adopted to evaluate bank retail lending and community development financing, using benchmarks based on peer and demographic data and (4) CRA evaluations and data collection are tailored according to bank size and type. In addition, the final rule exempts small and intermediate banks from new data requirements that apply to banks with assets of at least $2 billion and limits certain new data requirements to large banks with assets greater than $10 billion. Most of the new rule’s requirements were originally scheduled to become applicable on January 1, 2026, with the remaining requirements, including the data reporting requirements, becoming applicable on January 1, 2027. However, a federal court issued an injunction in March 2024 that indefinitely extended the compliance date until the injunction is lifted. Further, in July 2025, the federal banking agencies issued a notice or proposed rulemaking to rescind the October 2023 final rulemaking and replace it with the prior CRA regulation.

Concentrated Commercial Real Estate Lending Regulations

The federal bank regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner-occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address, among other things, board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. At December 31, 2025, the Company did not have a concentration in commercial real estate as defined by the regulatory guidance.

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

Federal law and regulations also establish certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. These federal guidelines require a financial institution to (i) identify reasonably foreseeable internal and external threats that could result in unauthorized disclosure, misuse, alteration, or destruction of customer information or customer information systems; (ii) assess the likelihood and potential damage of these threats, taking into consideration the sensitivity of customer information; and (iii) assess the sufficiency of policies, procedures, customer information systems, and other arrangements in place to control risks. Under the federal guidelines, financial institutions have to provide notice to affected customers of a data breach under certain circumstances.

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

Effect of Governmental Monetary Policies

The commercial banking business is affected not only by general economic conditions but also by U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and assets of foreign branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates. These policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on deposits. For example, during 2022 and in 2023 the Federal Open Market Committee of the Federal Reserve increased the target rate range for trading in the federal funds market (known as the federal funds target rate or the federal funds rate) multiple times, increasing market interest rates. From September 2024 to December 2024, the Federal Reserve decreased the federal funds rate three times, and from September 2025 to December 2025, it was decreased an additional three times. The federal funds rate is the rate at which commercial banks borrow and lend their excess reserves to each other overnight. We cannot predict the nature of future fiscal and monetary policies and the effect of these policies on our future business and earnings.

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

Our compensation strategy provides a total rewards structure that reflects position responsibilities, is competitive with the external market, and is capable of attracting, retaining, and motivating our employees. We provide a comprehensive benefits package for eligible employees that includes group health (medical, dental, and vision) insurance including a health savings account option, paid time off, short- and long-term disability insurance, life insurance and a 401(k) plan in which we provide a matching contribution. We also offer eligible employees participation in our ESOP as well as our LTIP in order to better align employee and shareholder interests.

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

As of December 31, 2025, we had 319 full-time and eight part-time employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

Available Information

Our filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments thereto, are available on our website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. Copies can be obtained free of charge in the “Investors” section of our website at www.investarbank.com. Our SEC filings are also available through the SEC’s website www.sec.gov. Copies of these filings are also available by writing to us at the following address:

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. This business environment has been significantly impacted in recent periods by changing inflation and monetary policy. For example, high inflation in 2021 through 2023 resulted in the Federal Reserve raising target interest rates, on a cumulative basis, by 525 basis points between March 2022 and July 2023, causing increases in the costs of credit, capital and deposits, limitations on the availability of credit and capital, and decreasing the market value of our investment securities portfolio. In response to generally declining inflation during 2023 and 2024, the Federal Reserve decreased target interest rates from September to December 2024, on a cumulative basis, by 100 basis points. The Federal Reserve issued another series of rate cuts from September to December 2025, decreasing target interest rates by 75 basis points on a cumulative basis. New appointments to the Federal Reserve’s Board of Governors or increased political pressures on the Federal Reserve could result in changes to monetary policy and interest rates. Our business may also be adversely affected by declines in economic growth, business activity, investor or business confidence; declines in real estate values; unemployment; rising domestic political tensions; risks of government shutdowns; natural disasters; the emergence or worsening of widespread public health challenges or pandemics such as the COVID-19 pandemic; or a combination of these or other economic, political and business factors.

In addition, new or rising geopolitical tensions including those resulting from the wars and violence in Ukraine and Israel and surrounding areas, along with other instances of violence, acts of terrorism and political unrest, can result in disruptions in or volatility in the economy and in financial and commodity markets in the U.S. and globally, disruptions in international trade patterns, and slow growth or declines in economic sectors of the global and U.S. economies. Changes in U.S. trade policies may also adversely impact our business and operations. For example, changes in tariffs imposed or threatened to be imposed by the current administration may cause inflation and other economic volatility, which can adversely affect our business as discussed elsewhere in this report.

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

The majority of our assets and liabilities are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Changes in interest rates may affect our net interest income as well as the valuation of our assets and liabilities. We cannot predict with certainty changes in interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, competition for loans and deposits, domestic and international events, changes in the U.S. and other financial markets, and the policies of the Federal Reserve. Inflation increased rapidly during 2021 through June 2022. After June 2022, the rate of inflation generally declined; however, it began increasing in the later part of 2024 and has remained higher than the Federal Reserve’s target rate of inflation of two percent. The inflationary outlook in the U.S. remains uncertain. The Federal Reserve raised the federal funds target rate multiple times from March 2022 through July 2023, by 525 basis points on a cumulative basis. Between September 2024 and December 2024, the Federal Reserve lowered the federal funds target rate by 100 basis points on a cumulative basis. The Federal Reserve conducted another series of rate cuts between September 2025 through December 2025, lowering the federal funds target rate by 75 basis points on a cumulative basis.

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

High interest rates in 2023 and 2024 caused interest expense on deposits to increase significantly in 2023 and 2024, putting pressure on our net interest margin. Our cost of interest-bearing deposits rose to 3.38% in 2024 from 2.49% in 2023. While the cost of deposits has decreased slightly to 3.04% in 2025, it still remains elevated.

We may experience additional pressure on our net interest margin during 2026 if our yield on our interest-earning assets decreases faster than the cost of funds. Additionally, due in large part to higher interest rates and market volatility during 2024 and 2025, gross unrealized losses in our AFS investment securities portfolio totaled $46.4 million at December 31, 2025 and $61.7 million at December 31, 2024. These losses may continue or worsen during 2026, and we may experience realized losses in our portfolio.

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

Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in the general level of market interest rates, we may not be able to accurately predict the likelihood, nature and magnitude of those changes or how and to what extent they may affect our business. We also may not be able to adequately prepare for or compensate for the consequences of such changes. Significant fluctuations in interest rates, as occurred from 2022 through 2025, makes our business and our balance sheet more challenging to manage. Any failure to predict and prepare for changes in interest rates or adjust for the consequences of these changes may adversely affect our earnings and capital levels. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Interest Rate Risk.

A lack of liquidity, including due to events outside our control or ineffective liquidity management, could adversely affect our ability to fund operations and meet our obligations as they become due.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. The primary source of the Bank’s funds are customer deposits, loan repayments and investment securities maturities or sales, while borrowings are a secondary source of liquidity. We also use brokered deposits from time to time. Brokered deposits tend to be more sensitive to changes in interest rates than other types of deposits and therefore can be a more expensive and uncertain source of funds. The Bank’s liquidity could be adversely impacted if rates offered by the Bank were less than those offered by other institutions seeking brokered deposits, or if such depositors were to perceive a decline in the Bank’s safety or soundness. Additionally, we must maintain our well-capitalized status in order to accept brokered deposits without prior regulatory approval. Our access to deposits and other funding sources in adequate amounts and on acceptable terms is affected by a number of factors, including rates paid by competitors, returns available to customers on alternative investments, customer confidence in the safety of uninsured deposits and general economic conditions. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our business, financial condition, results of operations and long-term growth prospects.

Advances in technology that increase the speed at which information, concerns and rumors can spread through traditional and new media can increase the speed at which deposits can be moved from bank to bank or outside the banking system, heightening liquidity concerns of traditional banks. Regulators and the largest U.S. banks have taken steps designed to increase liquidity at regional banks and strengthen depositor confidence in the broader banking industry, including measures to protect uninsured deposits from loss; however, there are no guarantees that such steps would be implemented in the future if a disruption in the industry were to occur. For more information on the Company’s deposits and liquidity position, see Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the headings “Certain Events That Affect Year-over-Year Comparability,” “Discussion and Analysis of Financial Condition – Deposits” and “Liquidity and Capital Resources.” Concerns about liquidity in the banking industry and the safety of uninsured deposits that may result in the future may materially adversely impact our liquidity, cost of funds, loan funding capacity, net interest margin, capital and results of operations.

Inflation and rising prices may continue to adversely affect our results of operations and financial condition.

As noted above, inflation increased rapidly during 2021 and continued rising through June 2022. After June 2022, the rate of inflation generally declined; however, it began increasing in the later part of 2024 through January 2025. The rate of inflation subsequently declined through April 2025, followed by a cumulative increase through year-end 2025. It has remained at elevated levels compared to the Federal Reserve’s target rate of inflation of two percent. Inflation increases our borrowers’ costs of living and costs of doing business, which may make it more difficult for them to repay their loans, increasing our credit risk. Inflation also increases many of our operating costs, including the costs of goods and services we purchase and the costs of salaries and benefits. We believe that higher rates resulting from inflation and related factors led to constrained loan demand in 2023 and 2024, and to a lesser extent in 2025. When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, if the rate of inflation accelerates in the future, this could impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for credit losses resulting from a possible increased default rate. Inflation and related higher rates have led and may continue to lead to lower loan re-financings. In addition, inflation led to the Federal Reserve raising interest rates during 2022 and 2023, as discussed above.

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

Our business strategy includes both organic growth and the continuation of our multi-state growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our strategy focused on consistent, quality earnings through the optimization of our balance sheet may not be successful in increasing our profitability. Over the long-term, we intend to pursue a multi-state growth strategy for our business primarily through attractive acquisition opportunities as well as continue to pursue organic growth throughout our franchise. We have grown our business through de novo branching and through the acquisition of other financial institutions and branch locations, and we have expanded our operations outside our historical south Louisiana base and into Texas and Alabama. Our long-term growth prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies when expanding their franchise, including the following:

•

De Novo Branching; Branch Acquisitions. There are considerable costs involved in opening or acquiring branches, and de novo branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. We have not opened a de novo branch since 2020. In the third quarter of 2023, we converted an existing loan and deposit production office in Tuscaloosa, Alabama to a cashless branch designed to provide a digital banking experience; and in the fourth quarter of 2024, we converted an existing loan and deposit production office in our Texas market to a full-service branch location. We do not expect to open de novo branches in 2026.

•

Expansion into New Markets. We operated exclusively in Louisiana until we acquired financial institutions in Texas and Alabama in 2019. The financial services industry in these areas is highly competitive, and the challenges of continuing to operate in new markets and multiple states may be greater than we anticipate. During 2023, we completed the sale of certain assets, deposits and other liabilities associated with two branches that we previously acquired in Texas, in order to focus more on our core markets. Of our Bank’s branch network, these two locations were geographically the most distant from our Louisiana headquarters. During 2024, we began to reinvest within our Texas markets, including through the conversion of an existing loan and deposit production office to a full-service branch location in the southeast Texas market and strategic hires, and our merger with WFB.

•

Acquisition and Integration Risks. We have completed eight whole-bank acquisitions since 2011 and regularly review acquisition opportunities. An acquisition strategy involves substantial risks and uncertainties including:

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

The merger with WFB and the integration of the businesses may be more difficult, costly or time-consuming than expected, and we may fail to realize the anticipated benefits of the merger.

For example, we recently completed the acquisition of WFB and First National Bank. The success of the proposed merger will depend in part on our ability to realize anticipated benefits of the proposed merger and on our ability to successfully integrate the businesses. The anticipated benefits of the proposed merger may not be realized fully, or at all, or may take longer to realize than expected. For example, WFB’s operations are located in north Texas, which are new markets for us. We may experience unanticipated difficulties in integrating WFB’s business, including potential losses of customers and employees, higher than expected integration costs, and inability to maintain and increase market share at new locations in new markets. In addition, we may fail to realize anticipated benefits of the proposed merger, including but not limited to lower than expected revenues and profits, inability to achieve expected cost savings and synergies, or higher than expected liabilities and costs. Integrating the merger may cause disruptions to our ongoing business and the business of WFB, including difficulties in maintaining relationships with customers, employees or vendors and the diversion of management time on merger-related issues, which could adversely affect our and WFB’s businesses, financial condition and results of operations. We cannot assure you that we will be able to achieve the expected benefits of the proposed merger with WFB.

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

In recent periods, we have focused on enhancing our online banking platform and plan to continue to introduce new technologies, with the goal of delivering products and services more efficiently with fewer branches and people. We closed two branches during our last three fiscal years. One of the branches had been acquired, and the closures involved anticipated synergies that resulted in significant cost savings. In 2023, we completed the sale of certain assets, deposits and other liabilities associated with two of our Texas branches in order to focus more on our core markets. We also ceased operation of 14 ATMs in 2023. In January 2024 we closed a branch in our Alabama market. We could incur material losses in the future due to the closure or consolidation of branches or sale of land held for future branch locations.

Our business is concentrated in southern Louisiana, Texas, and Alabama, and an economic downturn affecting these areas may magnify the adverse effects and consequences to us.

We currently conduct our operations primarily in southern Louisiana, and more specifically, in the Baton Rouge, New Orleans, Lafayette and Lake Charles metropolitan areas, in the greater Houston, Texas area, and in Alabama. As of December 31, 2025, our primary markets were south Louisiana (approximately 77% of our total deposits of $2.4 billion), Texas (approximately 6% of our total deposits) and Alabama (approximately 17% of our total deposits). At December 31, 2025, approximately 64%, 13%, and 4% of the secured loans in our total loan portfolio were secured by properties and other collateral located in Louisiana, Texas and Alabama, respectively.

This geographic concentration imposes a greater risk to us than to our competitors in the area who maintain significant operations outside of our selected markets. Accordingly, any regional or local economic downturn, or natural or man-made disaster, that affects southern Louisiana, Texas, Alabama, or existing or prospective property or borrowers in such areas may affect us and our profitability more significantly and more adversely than our more geographically diversified competitors.

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

Certain industry-specific economic factors may also adversely affect us. For example, the energy sector, which is historically cyclical, has experienced significant volatility in oil and gas prices. While we consider our direct exposure to the energy sector not to be significant, comprising approximately 4.7% of total loans at December 31, 2025, continued oil price volatility could have further negative impacts on general economic conditions, particularly in our south Louisiana and Texas markets, which could have a material adverse effect on our business, financial condition, and results of operations.

We have a significant number of loans secured by real estate, and a downturn in the real estate market could result in losses and negatively impact our profitability.

At December 31, 2025, approximately 72% of our total loan portfolio had real estate as a primary or secondary component of the collateral securing the loan. The real estate provides an alternate source of repayment in the event of a default by the borrower, but its value may deteriorate during the time the credit is extended. Declines in real estate values in our markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. Furthermore, in a declining real estate market, we often will need to further increase our ACL to address the deterioration in the value of the real estate securing our loans. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Commercial real estate loans may expose us to greater risks than our other real estate loans.

Our loan portfolio includes commercial real estate loans, which are secured by owner-occupied and nonowner-occupied commercial properties. As of December 31, 2025, our owner-occupied commercial real estate loans totaled $460.1 million, or 21.1% of our total loan portfolio and our nonowner-occupied commercial real estate loans totaled $452.1 million, or 20.8% of our total loan portfolio.

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

Commercial and industrial loans primarily consist of working capital lines of credit and equipment loans, typically secured by accounts receivable or inventory, or the relevant equipment. Repayment of these loans generally comes from the generation of cash flow as the result of the borrower’s business operations. Commercial lending generally involves different risks from those associated with commercial real estate lending or construction lending. Although commercial loans may be collateralized by business assets (including real estate, if available as collateral), the repayment of these types of loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the general business conditions of the local economy and the borrower’s ability to sell its products and services, thereby generating sufficient operating revenue to repay us under the agreed upon terms and conditions, are the chief considerations when assessing the risk of a commercial and industrial loan. The liquidation of collateral, if any, is considered a secondary source of repayment because equipment and other business assets may, among other things, deteriorate, become obsolete or be of limited resale value. Additionally, as of December 31, 2025, 62% of our commercial and industrial loans were variable rate loans; rising interest rates increase interest payments due on such loans and may increase the risk of default by the borrower, whereas declining interest rates will decrease the interest we earn on the loans.

We have been increasing the proportion of commercial and industrial loans in our loan portfolio. Our commercial and industrial loans represented 24.6%, 24.8% and 27.4% of total loans as of December 31, 2023, 2024 and 2025, respectively. Loans to consumer finance lending companies accounted for approximately 8% of our total loans at December 31, 2025. The repayment of consumer finance loans depends primarily on the creditworthiness and projected cash flow of the borrower (and any guarantors). Thus, the primary risks associated with these types of loans are the general business conditions of the local economy, and the ability to generate sufficient operating revenue to repay us under the agreed upon terms and conditions.

Commercial and industrial loans include public finance loans made to governmental entities, which can be taxable or tax-exempt, for purposes including debt refinancing, economic development, quality of life projects, short-term cash-flow needs, and infrastructure enhancements, among other things. Public finance loans generally are repaid using pledged revenue sources including income tax, property tax, sales tax, and utility revenue, among other sources. Accordingly, repayment depends upon the financial stability and tax or revenue generating capacity of the particular revenue source. Public finance loans comprise less than 5% of our loan portfolio as of December 31, 2025.

Changes in deposit mix have increased our funding costs, which could continue, and loss of deposits could also increase our funding costs.

Deposits have historically been a low cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs could increase if the Company loses deposits and replaces them with more expensive sources of funding, if customers shift their deposits into higher cost products, or if the Company needs to raise its interest rates to avoid losing deposits. Higher funding costs reduce the Company’s net interest margin, net interest income and net income. As interest rates began to rise significantly during 2022, competition for deposits increased, and the Bank raised rates it offered on deposits to remain competitive in its markets. During 2023, interest rates continued to rise, and they remained high in 2024 and 2025. Customers continued to shift into interest-bearing deposit products, and we continued to utilize brokered time deposits. These factors contributed to an increase in our total cost of deposits by 89 basis points from 2023 to 2024. Our cost of deposits decreased by 34 basis points to 3.04% in 2025, but remained elevated. Disruptions in the banking industry during the first half of 2023 discussed elsewhere in this report highlighted the speed at which deposits can be moved from bank to bank or outside the banking system, heightening liquidity concerns of traditional banks. Any further increases in interest rates, sustained high interest rates or any new events producing concerns among customers about the safety of uninsured deposits could further increase our cost of deposits or cause us to lose deposits, which would increase our costs of funds and reduce net income.

Loss of our senior executive officers or other key employees and our inability to recruit or retain suitable replacements could adversely affect our business, results of operations and ability to successfully execute our business strategy.

Our success depends significantly on the continued service and skills of our executive management team. The implementation of our business strategies also depends significantly on our ability to retain employees with experience and business relationships within their respective market areas, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense. Competition for talent is intense. We could have difficulty replacing key employees with personnel with the combination of skills and attributes required to execute our business strategies and who have ties to the communities within our market areas. The loss of any of our key personnel could therefore have a material adverse effect on our business, financial condition, results of operations and ability to successfully execute our business strategy.

Hurricanes or other adverse weather conditions, as well as man-made disasters, could negatively affect our local markets or disrupt our operations, which may adversely affect our business and results of operations.

Our business is concentrated in southern Louisiana, in Texas, and in Alabama. Our selected markets are susceptible to major hurricanes, floods, tropical storms, tornadoes and other natural disasters and adverse weather, the nature and severity of which can be difficult to predict. These natural disasters can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. For example, the historic flooding of Baton Rouge and surrounding areas in August 2016 had significant impacts in several markets in which we conduct business. Hurricane Harvey caused significant damage and flooding in Texas when it made landfall in August 2017. Hurricane Ida, which made landfall as a category 4 hurricane in Louisiana in August 2021, caused significant damage in the southern part of the state and also disrupted operations for certain of our customers. We recognized a material impairment related to a lending relationship with a group of related borrowers (the “Borrower”), collateralized by commercial real estate, inventory, and equipment. As a result of Hurricane Ida, the Borrower’s business operations were disrupted, and due to this impact on the Borrower’s operations, certain of the collateral supporting the loan relationship experienced a significant reduction in value. Hurricane Francine made landfall in Louisiana in September 2024 as a Category 2 hurricane. The severity and impact of future severe weather events are difficult to predict and may be exacerbated by global climate change. The 2010 Deepwater Horizon oil spill in the Gulf of Mexico illustrated that man-made disasters can also adversely affect economic activity in the markets in which we operate. Any economic decline as a result of a natural disaster, adverse weather, oil spill or other man-made disaster can reduce the demand for loans and our other products and services.

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

Our industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, including those using AI. Our ability to compete successfully to some extent depends on whether we can implement new technologies to provide products and services to our customers more efficiently while avoiding significant operational challenges that increase our costs or delay full implementation, especially relative to our peers, many of which have greater resources to devote to technological improvements. The development and use of new technologies present a number of risks and challenges to our business. For example, we must have or develop in-house capabilities to implement, manage and use the new technologies, or outsource the implementation, management and use of the new technologies to third parties, and develop appropriate internal controls and third-party oversight. In particular, the business, legal and regulatory environment relating to AI is uncertain and rapidly evolving, and could require changes in our approach to AI technology and increase our compliance costs and the risk of non-compliance. The use of AI may also increase our exposure to cyberattacks or other security risks, as discussed further below.

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

In addition to the liquidity that we require to conduct our day-to-day operations, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet regulatory requirements. Also, we may need capital to finance our long-term growth, including through acquisitions. For example, in 2019, we sold $25.0 million of subordinated notes structured to qualify as Tier 2 capital, and $30.0 million of common stock, in part to fund acquisitions. In 2025, we issued $32.5 million of our Series A Preferred Stock to support the acquisition of WFB and for general corporate purposes, including organic growth and other potential acquisitions. If the Bank’s regulators deemed its capital levels to be too low for safety and soundness reasons or if the Bank were to be designated as “undercapitalized” or in a lower capitalization category than “undercapitalized,” it could be required to raise additional capital. For additional information, see Item 1. Business – Regulatory Capital Requirements – Prompt Corrective Action Regulations.

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

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and have substantially greater resources than we have, including higher total assets and capitalization, a more extensive and established branch network, greater access to capital markets and a broader offering of financial services. Such competitors primarily include national, regional and community banks within the various markets in which we operate. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing. We also face competition from many other types of financial institutions, including savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. Many of these entities have fewer regulatory constraints and may have lower cost structures than we do. There has been an increasing trend of credit unions acquiring banks. Credit unions are tax-exempt entities, which provides an advantage when pricing loans and deposits. The acquisition of banks by credit unions may increase competition for customers and acquisitions.

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

Our investment securities portfolio may be impacted by market conditions beyond our control, including fluctuations in interest rates, rating agency downgrades of the securities, credit deterioration or default of issuers of the securities, and inactivity or instability in the credit markets. For example, changes in interest rates impact the value of our AFS investment securities portfolio, which we carry at fair value on our consolidated balance sheets. As of December 31, 2025, gross unrealized losses in our AFS investment securities portfolio, primarily reflected in accumulated other comprehensive loss on the consolidated balance sheets, totaled $46.4 million, compared to $61.7 million and $57.7 million at year-end 2024 and 2023, respectively. If investment securities in an unrealized loss position are sold, such losses would become realized, which would adversely affect our results of operations. We evaluate our investment securities on at least a quarterly basis, and more frequently if economic and market conditions warrant, to determine whether any decline in fair value below amortized cost is the result of impairment related to credit deterioration. The process for determining impairment and any credit losses with respect to our investment securities often requires complex, subjective judgments about the future financial performance. In addition, market volatility may make it difficult to value certain securities. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize losses or impairments in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

We face significant fraud, operational and other risks related to our activities, which could expose us to negative publicity, litigation and/or regulatory action.

We are exposed to many types of operational risks, including, particularly as a financial institution, fraud risks and human error. Our fraud risks include fraud committed by external parties against us or our customers, fraud committed internally by our associates and fraud committed by customers. Certain fraud risks, including identity theft and account takeover, may increase as a result of customers’ accounts or personally identifiable information being obtained through breaches of retailers’ or other third parties’ networks. Fraud attacks against us and other companies in the financial services industry, and against our customers when engaged in financial transactions, have increased in recent years and have become more sophisticated, including through the use of AI, and more difficult to detect. There has been a significant increase in check fraud in which checks are stolen in the mail and fraudulently deposited into the criminal’s account. We expect that detecting and preventing fraud, and remediating losses caused by fraud, will continue to require ongoing and potentially increased attention and investment. There are inherent limitations to our risk management strategies, as there may exist, or develop in the future, risks that we have not appropriately anticipated, monitored or identified. If our risk management framework proves ineffective, we could suffer unexpected losses, we may have to expend resources detecting and correcting the failure in our systems and we may be subject to potential claims from third parties and government agencies. We may also suffer severe reputational damage. Any of these consequences could materially and adversely affect our business, financial condition or results of operations.

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

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2025, our goodwill totaled $40.1 million, and we expect to record additional goodwill in connection with our acquisition of WFB. While we have not recorded any such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Industry

We operate in a highly regulated environment, which could restrain our growth and profitability.

We are subject to extensive regulation and supervision under federal and state banking laws and regulations that govern almost all aspects of our operations, including, among other things, our lending practices, deposit-taking practices, capital structure, investment practices, dividend policy, operations and growth. The level of regulatory scrutiny that we are subject to may fluctuate over time, based on numerous factors, including as a result of changes in the political administrations. These laws and regulations, and the supervisory framework that oversees the administration of these laws and regulations, are primarily intended to protect consumers, depositors, the Deposit Insurance Fund and the banking system as a whole, and not shareholders and counterparties. Furthermore, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, and impose restrictions on our operations and our ability to conduct business consistent with historical practices, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Our efforts to comply with new laws, regulations and standards typically result in increased expenses and a diversion of management’s time and attention. The information under the heading “Supervision and Regulation” in Item 1. Business provides more information regarding the regulatory environment in which we and the Bank operate.

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

The ECOA, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice and other federal agencies enforce these laws and regulations, but private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. If an institution’s performance under the fair lending laws and regulations is found to be deficient, the institution could be subject to damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion, and restrictions on entering new business lines, among other sanctions. In addition, the OCC’s assessment of our compliance with the CRA is taken into account when evaluating any application we submit for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger with or the acquisition of another financial institution. Our failure to satisfy our CRA obligations could, at a minimum, result in the denial of such applications and limit our growth.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our growth plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

Fintech developments, such as stablecoins, bitcoin or other types of cryptocurrency and the development of alternative payment systems such as Venmo and PayPal, have the potential to disrupt the financial industry and change the way banks do business. Our success depends on our ability to adapt to the pace of the rapidly changing technological environment, which is crucial to retention and acquisition of customers. Under the current administration, the OCC has generally been more open and supportive of charter applications in the digital assets space. For example, in December 2025, the OCC approved five national trust bank charter applications for applicants that will primarily engage in fiduciary activities related to digital assets, and certain related custodial activities. Several of the charter recipients plan to issue stablecoins. Additional fintech-related charter applications are pending.

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

Shares of our common stock eligible for future sale, including those that may be issued in any private or public offering of our common stock, as consideration in acquisition transactions, or as incentives under incentive plans, could adversely affect market prices for our common stock. As of December 31, 2025, we had 9,798,948 shares outstanding and 226,602 shares subject to options granted under our incentive plan. Our Series A Preferred Stock is also convertible into our common stock. Because our outstanding shares of common stock either were issued in an offering registered under the Securities Act or have been held for more than one year, such shares are freely tradable, except for shares held by our affiliates (approximately 7% of shares outstanding as of December 31, 2025) and 337,735 shares that represent unvested restricted shares under our incentive plan. Shares issued under our incentive plan will be available for sale into the public market, except for shares held by our affiliates. Shares held by our affiliates may be resold subject to the restrictions in Rule 144 of the Securities Act. In the future, we may issue additional shares of common stock to raise capital for growth or as consideration in acquisition transactions or for other purposes, and such shares may be registered under the Securities Act and freely tradable or may be issued in a private placement and registered for resale under the Securities Act.

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

On July 1, 2025, we issued 32,500 shares of our newly designated Series A Preferred Stock. The relative preferences, rights and limitations of our Series A Preferred Stock are set forth in our Restated Articles of Incorporation, as amended by the Articles of Amendment filed with the Louisiana Secretary of State, which became effective on June 30, 2025 (as amended, the “Restated Articles”). Pursuant to the Restated Articles, subject to certain exceptions, we are prohibited from paying dividends on, or repurchasing or redeeming our common stock, unless full dividends for the Series A Preferred Stock’s most recently completed dividend period have been declared and paid on all outstanding shares of Series A Preferred Stock. In addition, holders of our Series A Preferred Stock have the right to receive distributions or payments upon any liquidation, dissolution or winding up of our business, or upon the occurrence of specified “Reorganization Events,” as defined in the Restated Articles, before any payment may be made to holders of our common stock. These and other provisions related to the Series A Preferred Stock could influence our use of cash, which in turn could reduce the amount of cash flows available for dividends on our common stock, working capital, capital expenditures, growth opportunities (including acquisitions) and general corporate purposes. Our Series A Preferred Stock could also limit our ability to obtain additional financing, which could have an adverse effect on our financial condition and growth strategies.

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

Our shareholders authorized our Board to issue up to 5,000,000 shares of “blank check” preferred stock without any further action on the part of our shareholders. The Board also has the power, without shareholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. As of the date of this report, 32,500 shares of our newly designated Series A Preferred Stock are outstanding. Holders of our Series A Preferred Stock have certain rights and preferences over our common stock, including but not limited to, payment of dividends, payment upon liquidation, dissolution or winding up, and such shares are convertible into shares of our common stock upon the occurrence of certain events, subject to the terms and conditions of such Series A Preferred Stock. See Note 13. Stockholders’ Equity and “—Our Series A Preferred Stock could adversely affect our liquidity, financial condition and holders of our common stock” above for additional information regarding our Series A Preferred Stock.

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

•

The Company maintains an enterprise monitoring and reporting program, which identifies key risk indicators for tracking and identifying trends. The key risk indicators are presented to the Company’s IT Committee monthly and the Board on a quarterly basis.

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

The IS Program is managed by the CISO who reports to the Chief Operations Officer and is reviewed by regulators as well as internal auditors. An information security analyst reports to the CISO and performs security and assurance functions daily. The CIO and information technology staff support the CISO in cybersecurity operations as necessary to mitigate risks to the Company's technology infrastructure. The CISO holds two cybersecurity industry leading certifications (Certified Information Systems Security Professional and Certified Cloud Security Professional) and has more than 20 years of technology experience. The CIO has been in the information technology field for over 30 years and at various points held the following certifications: Cisco Certified Internetwork Expert, Cisco Certified Network Professional, Cisco Certified Voice Professional, Cisco Certified Design Professional, and Microsoft Certified Systems Engineer. The information security analyst has over five years of experience and holds ISC2’s “Certified in Cybersecurity” and CompTIA’s Security+ certification. Information technology staff are generally subject to professional education, experience, and certification requirements, and receive education and mentoring from the CISO and CIO.

Item 2. Properties

Our main office, which serves as our executive and operations center, is located at 10500 Coursey Boulevard in Baton Rouge, Louisiana. In addition, we operate 36 full-service branches. Our 20 branches in Louisiana are located in Ascension (1), East Baton Rouge (3), West Baton Rouge (1), Jefferson (2), Lafayette (2), Livingston (1), Orleans (1), St. Tammany (1), Tangipahoa (1), East Feliciana (2), West Feliciana (1), Evangeline (3) and Calcasieu (1) Parishes. Our ten branches in Texas are located in Galveston (1), Harris, (1), Montgomery (1), Tarrant (1), Wichita (2) and Wise (4) Counties. Our six branches in Alabama are located in Calhoun (3), Sumter (2) and Tuscaloosa (1) Counties. We also have one stand-alone ITM in Morgan City, Louisiana.

We own the building, known as Investar Tower, in which our main office is located, and all of our branch offices, with the exception of two leased branch locations in Louisiana and four leased branch locations in Texas. As lessor, we lease space on the first floor of our main office building to multiple tenants, and we also lease a portion of one of our branch locations. Each of our owned branch facilities is a stand-alone building with on-site parking and drive-up access, the majority of which are equipped with an ATM or ITM. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future.

We also own a tract of land in each of the following Louisiana parishes: East Baton Rouge Parish and St. Mary Parish. Each tract of land has been designated as either a future branch or stand-alone ITM location. The timing of the development of these tracts of land is uncertain.

Item 3. Legal Proceedings

From time to time we are party to ordinary routine litigation matters incidental to the conduct of our business. We are not presently party to, and none of our property is the subject of, any legal proceedings, the resolution of which we believe would have a material adverse effect on our business, financial condition, results of operations, cash flows, growth prospects or capital levels, nor were any such proceedings terminated during the fourth quarter of 2025.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “ISTR.” As of March 12, 2026, there were approximately 732 holders of record of our common stock including participants in security position listings.

Dividend Policy

The Company has paid a quarterly dividend on its common stock since 2011 and intends to continue to declare dividends on its common on a quarterly basis; however, we are not obligated to pay dividends on either our common or preferred stock. Pursuant to the Company's Restated Articles of Incorporation, subject to certain exceptions, we are prohibited from paying dividends on our common stock unless full dividends for the Series A Preferred Stock’s most recently completed dividend period have been declared and paid on all outstanding shares of Series A Preferred Stock. The declaration of dividends on our common and preferred stock is at the discretion of our Board and will depend on our financial performance, future prospects, regulatory requirements and other factors deemed relevant by the Board.

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

Stock Performance Graph

The above graph compares the cumulative total shareholder return on the Company’s common stock over a measurement period beginning at the market close on the last trading day of 2020, with (i) the cumulative total return on the stocks included in the Russell 3000 Index and (ii) the cumulative total return on the stocks included in the S&P United States SmallCap Banks Index, which includes banks with market capitalizations of $250 million to $1 billion. The performance graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the S&P United States SmallCap Banks Index was $100 at December 31, 2020 and that all dividends were reinvested.

	Period ending December 31,
Index	2020	2021	2022	2023	2024	2025
Investar Holding Corporation	$100.00	$112.98	$134.49	$96.07	$144.76	$179.78
Russell 3000	100.00	139.21	122.74	123.35	145.82	160.37
S&P US SmallCap Banks	100.00	125.66	101.53	127.88	158.32	185.47

There can be no assurance that our common stock performance will continue in the future with the same or similar trends depicted in the performance graph above. We will not make or endorse any predictions as to future stock performance.

The information provided under the heading “Stock Performance Graph” shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to its proxy regulations or to the liabilities of Section 18 of the Exchange Act other than as provided in Item 201 of Regulation S-K. The information provided in this section shall not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs(3)
October 1, 2025 to October 31, 2025	16,446	$24.20	16,129	393,737
November 1, 2025 to November 30, 2025	12,601	23.58	12,341	381,396
December 1, 2025 to December 31, 2025	—	—	—	381,396
Total	29,047	$23.93	28,470	381,396

(1)	Includes 577 shares surrendered to cover the payroll taxes due upon the vesting of restricted stock.
(2)	The average price paid per share does not include the effect of excise tax expense incurred on net stock repurchases.
(3)	The Company has had a share repurchase program, which has no expiration date, since 2015. On July 19, 2023 and September 21, 2022, the Board approved an additional 350,000 shares and 300,000 shares, respectively, of the Company’s common stock for repurchase under the share repurchase program.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section presents management’s perspective on the financial condition and results of operations of Investar Holding Corporation and its wholly-owned subsidiary, Investar Bank, National Association. The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes and other supplemental information included herein. Certain risks, uncertainties and other factors, including those set forth under Cautionary Note Regarding Forward-Looking Statements at the beginning of this document, Item 1A. Risk Factors in Part I, and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis.

Discussion in this Annual Report on Form 10-K includes results of operations and financial condition for 2025 and 2024 and year-over-year comparisons between 2025 and 2024. For discussion on results of operations and financial condition pertaining to 2024 and 2023 and year-over-year comparisons between 2024 and 2023, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 12, 2025.

Overview

The Bank commenced operations in 2006 and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter and its name changed to Investar Bank, National Association. Through the Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals, and small to medium-sized businesses. Our primary areas of operation are south Louisiana (approximately 77% of our total deposits as of December 31, 2025), including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; Texas, including Houston and its surrounding area, and, as of January 1, 2026, north Dallas and Wichita Falls and their surrounding areas; and Alabama, including York and Oxford and their surrounding areas. As of March 16, 2026, we operated 36 full-service branches comprised of 20 full-service branches in Louisiana, ten full-service branches in Texas, and six full-service branches in Alabama.

Our strategy focuses on consistent, quality earnings through the optimization of our balance sheet. Our strategy includes originating and renewing high quality, primarily variable-rate, loans and allowing higher risk credit relationships to run off. We have kept duration short on our liabilities to provide flexibility to secure lower cost funding that was accretive to our net interest margin. Our strategy also includes growth through acquisitions, including whole-bank acquisitions, strategic branch acquisitions and asset acquisitions. We have completed eight whole-bank acquisitions since 2011 and regularly review acquisition opportunities. Our most recent whole bank acquisition was completed in January 2026. For additional information, see Item 1. Business – Acquisition Activity – Recent Acquisitions.

Our principal business is lending to and accepting deposits from individuals and small to medium-sized businesses in our areas of operation. As a financial holding company operating through one reportable segment, we generate our income principally from interest on loans and, to a lesser extent, our securities investments, as well as from fees charged in connection with our various loan and deposit services. Our principal expenses are interest expense on interest-bearing customer deposits and borrowings, salaries and employee benefits, occupancy costs, data processing and other operating expenses. We measure our performance through our net interest margin, return on average assets, and return on average common equity, among other metrics, while seeking to maintain appropriate regulatory leverage and risk-based capital ratios.

Acquisition of WFB

On July 1, 2025, we announced that we had entered into the Agreement and Plan of Merger by and between Investar and WFB, headquartered in Wichita Falls, Texas, which provided for the merger of WFB with and into Investar, with Investar as the surviving corporation, followed by the merger of FNB, WFB’s wholly-owned subsidiary, with and into the Bank, with the Bank as the surviving bank. The Company completed its acquisition of WFB and FNB on January 1, 2026. All of the issued and outstanding shares of WFB common stock were converted into aggregate merger consideration consisting of $7.2 million in cash and 3,955,272 shares of Company common stock for an aggregate transaction value of $112.9 million. This value is based on the Company’s closing stock price on December 31, 2025 of $26.72 per common share. At December 31, 2025, WFB had $1.2 billion in total assets, $1.0 billion in net loans and $1.0 billion in total deposits.

Private Placement of Series A Preferred Stock

In connection with the WFB transaction, on July 1, 2025, we completed a private placement of 32,500 shares of our newly designated Series A Preferred Stock with selected institutional and other accredited investors at a price of $1,000 per share, for aggregate gross proceeds of $32.5 million. The net proceeds were $30.4 million, after deducting placement agent fees and other offering-related expenses. Investar utilized the net proceeds from the offering to support the acquisition of WFB and for general corporate purposes, including organic growth and other potential acquisitions. For additional information, see Note 13. Stockholders’ Equity.

For certain GAAP performance measures, see “Certain Performance Indicators: GAAP Financial Measures” below. We also monitor changes in our tangible equity, tangible assets, and tangible book value per common share, shown in the section “Certain Performance Indicators: Non-GAAP Financial Measures” below.

Certain Performance Indicators: GAAP Financial Measures

	As of and for the years ended December 31,
(In thousands, except per share data)	2025	2024	2023(1)	2022	2021(2)
Financial Information
Total assets	$2,833,048	$2,722,812	$2,815,155	$2,753,807	$2,513,203
Total common stockholders’ equity	270,720	241,296	226,768	215,782	242,598
Net interest income	80,773	69,753	74,520	89,785	83,814
Noninterest income	9,463	14,205	6,538	18,350	12,042
Noninterest expense	65,741	63,032	62,630	60,865	63,062
Net income	22,904	20,252	16,678	35,709	8,000
Net income available to common shareholders	21,848	20,252	16,678	35,709	8,000
Diluted earnings per common share	2.13	2.04	1.69	3.50	0.76

Performance Ratios
Return on average assets	0.83%	0.73%	0.60%	1.37%	0.31%
Return on average common equity	8.45	8.60	7.63	15.63	3.22
Net interest margin	3.07	2.63	2.83	3.67	3.53
Efficiency ratio(3)	72.85	75.08	77.26	56.29	65.79
Dividend payout ratio	19.59	19.90	23.37	10.31	40.26

Capital Ratios
Total common equity to total assets	9.56%	8.86%	8.06%	7.84%	9.65%

(1)	During 2023 we purchased commercial and industrial lines of credit with an unpaid principal balance of $162.7 million. We also sold certain assets, deposits, and other liabilities associated with two branches in Texas previously acquired from PlainsCapital Bank.
(2)	On April 1, 2021, the Company acquired Cheaha Financial Group, Inc. and its wholly-owned subsidiary Cheaha Bank, by merger with and into the Company and Bank, respectively.
(3)	Calculated as noninterest expense divided by the sum of net interest income (before provision for (reversal of) credit losses) and noninterest income.

Certain Performance Indicators: Non-GAAP Financial Measures

Our accounting and reporting policies conform to accounting principles generally accepted in the United States, or GAAP, and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional non-GAAP metrics, including tangible book value, tangible assets, tangible book value per common share, and tangible common equity to tangible assets. These measures are not financial measures recognized under GAAP and, therefore, are considered non-GAAP financial measures.

Our management, banking regulators, financial analysts and investors use these non-GAAP financial measures to compare the capital adequacy of banking organizations with significant amounts of preferred stock and/or goodwill or other intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions. Tangible equity, tangible assets, tangible book value per common share or related measures should not be considered in isolation or as a substitute for total stockholders’ equity, total assets, book value per common share or any other measure calculated in accordance with GAAP. Moreover, the manner in which we calculate tangible equity, tangible assets, tangible book value per common share and any other related measures may differ from that of other companies reporting measures with similar names. The following table reconciles, as of the dates set forth below, stockholders’ equity (on a GAAP basis) to tangible equity and total assets (on a GAAP basis) to tangible assets and calculates our tangible book value per common share (dollars in thousands).

	As of and for the years ended December 31,
	2025	2024	2023	2022	2021
Tangible common equity
Total stockholders’ equity - GAAP	$301,073	$241,296	$226,768	$215,782	$242,598
Less: preferred stock	30,353	—	—	—	—
Total common stockholders’ equity	270,720	241,296	226,768	215,782	242,598
Adjustments:
Goodwill	40,088	40,088	40,088	40,088	40,088
Core deposit intangible	996	1,508	2,132	2,959	3,848
Trademark intangible	100	100	100	100	100
Tangible common equity	$229,536	$199,600	$184,448	$172,635	$198,562

Tangible assets
Total assets - GAAP	$2,833,048	$2,722,812	$2,815,155	$2,753,807	$2,513,203
Adjustments:
Goodwill	40,088	40,088	40,088	40,088	40,088
Core deposit intangible	996	1,508	2,132	2,959	3,848
Trademark intangible	100	100	100	100	100
Tangible assets	$2,791,864	$2,681,116	$2,772,835	$2,710,660	$2,469,167

Total common shares outstanding	9,798,948	9,828,413	9,748,067	9,901,847	10,343,494
Book value per common share	$27.63	$24.55	$23.26	$21.79	$23.45
Effect of adjustments	(4.21)	(4.24)	(4.34)	(4.36)	(4.25)
Tangible book value per common share	23.42	20.31	18.92	17.43	19.20
Total common equity to total assets	9.56%	8.86%	8.06%	7.84%	9.65%
Effect of adjustments	$(1.34)	$(1.42)	$(1.41)	$(1.47)	$(1.61)
Tangible common equity to tangible assets	8.22%	7.44%	6.65%	6.37%	8.04%

Certain Events That Affect Year-over-Year Comparability

Changing Inflation and Interest Rates. During 2024, beginning in September 2024, the Federal Reserve reduced the federal funds target rate three times by 100 basis points on a cumulative basis to 4.25% to 4.50%. During 2025, beginning in September 2025, the Federal Reserve reduced the federal funds target rate three times by 75 basis points on a cumulative basis to 3.50% to 3.75%. Accordingly, the prevailing federal funds target rate for the year ended December 31, 2025 was lower than for the year ended December 31, 2024.

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

In response to the disruptions and related publicity, we formed an internal task force that included members of our ALCO. The task force met frequently to review our liquidity position and liquidity sources, and oversaw the Bank’s process to qualify for the BTFP. In addition, we took steps to inform our customers about our financial position, liquidity and insured deposit products. During the second quarter of 2023, we utilized the BTFP and reduced FHLB advances. The Bank utilized this source of funding due to its lower rate, the ability to prepay the obligations without penalty, and as a means to lock in funding. During the fourth quarter of 2023 and again in the first quarter of 2024, the Bank refinanced its BTFP borrowings with new borrowings under the program due to more favorable rates. The Federal Reserve ceased making new loans under the BTFP on March 11, 2024. During the third quarter of 2024, we began paying down borrowings under the BTFP and repaid all of the remaining borrowings under the BTFP in the fourth quarter of 2024. As of  December 31, 2025, estimated uninsured deposits represented approximately 34% of our total deposits. For additional information, see “ Discussion and Analysis of Financial Condition – Deposits,” “ Borrowings,” and “ Liquidity and Capital Resources” and Part I. Item 1A. Risk Factors.

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

As of December 31, 2025, we have recorded total recoveries on the relationship of approximately $7.9 million on a cumulative basis. During 2025, we recorded a $3.3 million recovery of loans previously charged off as a result of a property insurance settlement related to a loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida, and we also recorded related noninterest expense of $0.2 million. During 2024, we recorded a gain on sale of other real estate owned of $0.7 million and noninterest income of $1.1 million from a legal settlement related to this loan relationship.

Branch Activity. In January 2024, we closed one branch in Alabama. In October 2024, we converted an existing loan and deposit production office in our Texas market to a full-service branch location.

Subordinated Debt Repurchases and Redemptions. During the first quarter of 2024, we repurchased $1.0 million in principal amount of our 2032 Notes. During the second quarter of 2024, we repurchased $5.0 million in principal amount of our 2029 Notes and $2.0 million in principal amount of our 2032 Notes. During the fourth quarter of 2024, we redeemed all of the remaining $20.0 million in principal amount of the 2029 Notes. As of December 31, 2025 and December 31, 2024, our outstanding subordinated debt consisted of $17.0 million in principal amount of our 2032 Notes.

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

Acquisition of WFB. During 2025, we recorded acquisition expense of $1.0 million related to the acquisition of WFB completed on January 1, 2026.

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

Overview of Financial Condition and Results of Operations

Total assets were $2.8 billion at December 31, 2025, an increase of $0.1 million, or 4.0%, compared to total assets of $2.7 billion at December 31, 2024. Net income available to common shareholders for the year ended December 31, 2025 totaled $21.8 million, or $2.13 per diluted common share, compared to $20.3 million, or $2.04 per diluted common share, for the year ended December 31, 2024. This represents a $1.6 million, or a 7.9%, increase in net income available to common shareholders. At December 31, 2025, the Company and the Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under prompt corrective action regulations.

Key components of the Company’s performance during the year ended December 31, 2025 are summarized below.

•	Net interest income for the year ended December 31, 2025 was $80.8 million, an increase of $11.0 million, or 15.8%, compared to $69.8 million for the year ended December 31, 2024. We experienced margin expansion as our cost of funds decreased and our yield on interest-earning assets increased.

•	For the year ended December 31, 2025, our net interest margin was 3.07% compared to 2.63% for the year ended December 31, 2024.

•	Return on average assets increased to 0.83% for the year ended December 31, 2025 compared to 0.73% for the year ended December 31, 2024.

•	Return on average common equity decreased to 8.45% for the year ended December 31, 2025 compared to 8.60% for the year ended December 31, 2024.

•	Book value per common share increased to $27.63 at December 31, 2025, or 12.5% compared to $24.55 at December 31, 2024.

•

Total loans increased $50.9 million, or 2.4%, to $2.18 billion at December 31, 2025 compared to $2.13 billion at December 31, 2024. Variable-rate loans as a percentage of total loans was 38% at December 31, 2025 compared to 32% at December 31, 2024.

•	We recorded a $3.4 million reversal of credit losses for the year ended December 31, 2025 compared to a reversal of credit losses of $3.5 million for the year ended December 31, 2024.

•	Nonperforming loans were 0.43% of total loans at December 31, 2025 compared to 0.42% at December 31, 2024.

•

Total deposits were $2.35 billion at December 31, 2025, an increase of $4.3 million, or 0.2%, compared to deposits of $2.35 billion at December 31, 2024. Noninterest-bearing deposits increased $13.8 million, or 3.2%, to $446.0 million compared to $432.1 million at December 31, 2024.

•	We repurchased 114,249 shares of our common stock at an average price of $19.84 per share during 2025 and repurchased 18,621 shares of our common stock at an average price of $16.13 per share during 2024. We increased dividends by 6.1% to $0.435 per common share for 2025 from $0.41 per common share for 2024.

•	Stockholders’ equity increased 24.8% to $301.1 million at December 31, 2025, compared to December 31, 2024.

Discussion and Analysis of Financial Condition

Loans

General. Loans, constitute our most significant asset, comprising 77% and 78% of our total assets at December 31, 2025 and 2024, respectively. Loans increased $50.9 million, or 2.4%, to $2.18 billion at December 31, 2025 from $2.13 billion at December 31, 2024. The increase in loans was primarily the result of organic growth. We emphasize the origination of high margin loans that promote long-term profitability and proactively exiting credit relationships that do not fit this strategy. Our variable-rate loans as a percentage of total loans increased to 38% at December 31, 2025 compared to 32% at December 31, 2024.

The table below sets forth the balance of loans outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	December 31,
	2025		2024
	Amount	Percentage of Total Loans	Amount	Percentage of Total Loans
Mortgage loans on real estate:
Construction and development	$147,980	6.8%	$154,553	7.3%
1-4 Family	376,238	17.3	396,815	18.7
Multifamily	130,005	6.0	84,576	4.0
Farmland	4,788	0.2	6,977	0.3
Commercial real estate
Owner-occupied(1)	460,126	21.1	449,259	21.1
Nonowner-occupied	452,142	20.8	495,289	23.3
Commercial and industrial(1)	595,263	27.4	526,928	24.8
Consumer	9,431	0.4	10,687	0.5
Total loans	$2,175,973	100%	$2,125,084	100%

(1)	The Company’s business lending portfolio consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans.

At December 31, 2025, the Company’s total business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $1.06 billion, an increase of $79.2 million, or 8.1%, compared to the business lending portfolio of $976.2 million at December 31, 2024. The increase in the business lending portfolio was primarily driven by organic growth and higher utilization of credit lines, particularly on commercial and industrial relationships.

Nonowner-occupied commercial real estate loans totaled $452.1 million at December 31, 2025, a decrease of $43.1 million, or 8.7% compared to $495.3 million at December 31, 2024. The decrease in nonowner-occupied loans was primarily due to loan amortization and payoffs that aligned with our continued strategy to optimize and de-risk the mix of the portfolio.

During the third quarter of 2023, we exited the consumer mortgage loan origination business to transition into shorter duration, higher risk-adjusted return asset classes, in an effort to focus more on our core business and optimize profitability. The consumer mortgage portfolio was approximately $224.5 million at December 31, 2025, a decrease of $18.0 million, or 7.4%, compared to $242.5 million at December 31, 2024, substantially all of which is included in the 1-4 family category. The remaining loans in the category consisted primarily of second mortgages, home equity loans, home equity lines of credit, and business purpose loans secured by 1-4 family residential real estate.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2025 and December 31, 2024, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

The table below sets forth the balance of owner-occupied commercial real estate loans by industry based on NAICS code and nonowner-occupied loans by property type as of the dates presented (dollars in thousands).

	December 31,
	2025		2024
	Amount	Percentage of Total	Amount	Percentage of Total
Owner-Occupied
Retail trade	$129,973	28%	$136,350	30%
Wholesale trade	59,282	13	48,930	11
Healthcare and social assistance	42,522	9	38,950	9
Real estate	39,930	9	67,590	15
Mining, quarrying, and oil and gas extraction	34,119	7	3,415	1
Other services (except public administration)	32,147	7	32,532	7
Accommodation and food services	30,884	7	30,071	7
Manufacturing	20,733	5	16,618	4
Construction	16,193	4	18,276	4
All other(1)	54,343	11	56,527	12
Total owner-occupied	$460,126	100%	$449,259	100%

Nonowner-Occupied
Retail	$157,272	35%	$168,033	34%
Healthcare	85,921	19	95,641	19
Office	82,833	18	97,261	20
Warehouse	49,254	11	57,684	12
Hotel/motel	29,956	7	30,875	6
All other	46,906	10	45,795	9
Total nonowner-occupied	$452,142	100%	$495,289	100%

(1)	No individual category within “All other” represents more than 4% of total owner-occupied loans.

The following table reflects contractual loan maturities of loans in our loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range as of December 31, 2025.

(dollars in thousands)	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Mortgage loans on real estate:
Construction and development	$106,203	$34,602	$7,029	$146	$147,980
1-4 Family	38,625	65,667	38,333	233,613	376,238
Multifamily	43,129	72,185	4,494	10,197	130,005
Farmland	961	2,936	891	—	4,788
Commercial real estate
Owner-occupied	104,215	173,043	180,268	2,600	460,126
Nonowner-occupied	154,618	201,701	95,131	692	452,142
Commercial and industrial	301,621	159,051	133,474	1,117	595,263
Consumer	2,814	5,449	1,085	83	9,431
Total loans	$752,186	$714,634	$460,705	$248,448	$2,175,973

Loans with fixed rates:
Mortgage loans on real estate:
Construction and development	$19,012	$16,705	$4,167	$146	$40,030
1-4 Family	12,592	58,346	36,589	193,206	300,733
Multifamily	19,844	44,296	3,288	847	68,275
Farmland	417	2,483	269	—	3,169
Commercial real estate
Owner-occupied	12,285	121,374	177,543	1,455	312,657
Nonowner-occupied	93,448	193,653	87,955	154	375,210
Commercial and industrial	39,354	75,662	113,252	—	228,268
Consumer	2,558	5,264	954	83	8,859
Total loans with fixed rates	$199,510	$517,783	$424,017	$195,891	$1,337,201

Loans with variable rates:
Mortgage loans on real estate:
Construction and development	$87,191	$17,897	$2,862	$—	$107,950
1-4 Family	26,033	7,321	1,744	40,407	75,505
Multifamily	23,285	27,889	1,206	9,350	61,730
Farmland	544	453	622	—	1,619
Commercial real estate
Owner-occupied	91,930	51,669	2,725	1,145	147,469
Nonowner-occupied	61,170	8,048	7,176	538	76,932
Commercial and industrial	262,267	83,389	20,222	1,117	366,995
Consumer	256	185	131	—	572
Total loans with variable rates	$552,676	$196,851	$36,688	$52,557	$838,772

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment as a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowings. Investment securities represented 15% of our total assets and totaled $418.8 million at December 31, 2025, an increase of $45.0 million, or 12.0%, from $373.8 million at December 31, 2024. The increase in investment securities was driven primarily by a $38.4 million increase in residential mortgage-backed securities and a $5.9 million increase in obligations of state and political subdivisions. Due in large part to higher interest rates and market volatility, net unrealized losses in our AFS investment securities portfolio totaled $45.4 million at December 31, 2025 and $61.4 million at December 31, 2024.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	December 31,
	2025		2024
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$18,751	4.5%	$15,707	4.2%
Obligations of state and political subdivisions	62,613	14.9	56,738	15.2
Corporate bonds	24,682	5.9	27,267	7.3
Residential mortgage-backed securities	249,247	59.5	210,837	56.4
Commercial mortgage-backed securities	63,520	15.2	63,259	16.9
Total investment securities	$418,813	100%	$373,808	100%

The investment portfolio consists of AFS and HTM securities. We do not hold any investments classified as trading. We classify debt securities as HTM if management has the positive intent and ability to hold the securities to maturity. HTM securities are stated at amortized cost. Securities not classified as HTM are classified as AFS and are stated at fair value. At December 31, 2025, AFS securities comprised 88% of our total investment portfolio.

Due to the nature of the investments, current market prices, and the current interest rate environment, we determined that the declines in the fair values of the AFS and HTM securities portfolio were not attributable to credit losses. Accordingly, no ACL was recorded related to our investment securities. The carrying values of our AFS securities are adjusted for unrealized gains or losses not attributable to credit losses as valuation allowances, and any gains or losses are reported on an after-tax basis as a component of other comprehensive income (loss). For additional information regarding accounting for our investment securities, see Note 1. Summary of Significant Accounting Policies – Allowance for Credit Losses.

During the year ended December 31, 2025, we purchased $8.3 million of HTM securities classified as obligations of state and political subdivisions, compared to $27.0 million during the year ended December 31, 2024. During the year ended December 31, 2025, we purchased $75.0 million of AFS investment securities, compared to $27.6 million during the year ended December 31, 2024. Proceeds from maturities, prepayments and calls of AFS securities were $52.2 million in 2025 compared to $35.6 million in 2024, and we had no sales of AFS investment securities in 2025 compared to $18.0 million in 2024. Proceeds from maturities, prepayments and calls of HTM securities were $2.8 million in 2025 compared to $4.8 million in 2024.

Mortgage-backed securities represented 80% and 55% of the AFS securities we purchased in 2025 and 2024, respectively. U.S. Treasury and U.S. government agencies and corporations securities represented 10% and 23% of the AFS securities we purchased in 2025 and 2024, respectively. Of the remaining AFS securities purchased in 2025 and 2024, 1% and 13%, respectively, were obligations of state and political subdivisions and 9% for each period were corporate bonds. We only purchase corporate bonds that are investment grade securities issued by seasoned corporations.

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio as of December 31, 2025 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of states and political subdivisions	$—	—%	$2,064	3.77%	$7,540	5.89%	$36,727	7.07%
Residential mortgage-backed securities	—	—	—	—	—	—	1,868	3.14
Available for sale:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	5,056	4.03	5,369	6.14	7,141	4.23	1,344	4.73
Obligations of states and political subdivisions	104	3.83	4,032	2.77	6,444	2.38	7,156	2.87
Corporate bonds	—	—	9,880	4.75	12,542	4.08	3,500	4.59
Residential mortgage-backed securities	—	—	292	1.96	3,023	2.75	279,534	2.75
Commercial mortgage-backed securities	17	1.66	5,737	4.16	1,561	3.52	63,270	3.37
	$5,177		$27,374		$38,251		$393,399

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt securities are calculated based on amortized cost on a fully tax equivalent basis assuming a federal tax rate of 21%, when applicable.

Premises and Equipment

Bank premises and equipment decreased $1.2 million, or 2.9%, to $39.5 million at December 31, 2025 from $40.7 million at December 31, 2024. The decrease was primarily attributable to depreciation.

Deferred Tax Asset

At December 31, 2025, the net deferred tax asset was $14.1 million, compared to $17.1 million at December 31, 2024. The decrease in the deferred tax asset was primarily driven by a decrease in the net unrealized losses of the Bank’s AFS securities portfolio.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at December 31, 2025 and 2024 (dollars in thousands).

	December 31,
	2025		2024
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$445,986	19.0%	$432,143	18.4%
Interest-bearing demand deposits	608,807	25.9	554,777	23.7
Money market deposits	255,500	10.9	191,548	8.2
Brokered demand deposits	2	—	47,320	2.0
Savings deposits	136,124	5.8	134,879	5.7
Brokered time deposits	204,069	8.7	245,520	10.5
Time deposits	699,761	29.7	739,757	31.5
Total deposits	$2,350,249	100%	$2,345,944	100%

Total deposits were $2.35 billion at December 31, 2025, an increase of $4.3 million, or 0.2%, from total deposits of $2.35 billion at December 31, 2024. The increase in noninterest-bearing demand deposits, interest-bearing demand deposits and money market deposits was primarily due to organic growth. We increased rates on our interest-bearing demand deposits during 2025 compared to 2024 to attract and retain lower cost deposits relative to higher-cost short-term borrowings. The decrease in time deposits was primarily due to maturities of higher cost time deposits as a result of our strategy to keep duration short and lower rates. Brokered time deposits decreased to $204.1 million at December 31, 2025 from $245.5 million at December 31, 2024. We utilize brokered time deposits, entirely in denominations of less than $250,000, to secure fixed cost funding and reduce short-term borrowings. At December 31, 2025, the balance of brokered time deposits remained below 10% of total assets, and the remaining weighted average duration was approximately five months with a weighted average rate of 4.03%.

The Company had de minimis brokered demand deposits at December 31, 2025 compared to $47.3 million at December 31, 2024. We utilize brokered demand deposits when pricing is more favorable than other short-term borrowings.

Estimated uninsured deposits were $793.2 million, or approximately 34% of total deposits, at December 31, 2025, compared to $737.6 million, or approximately 31% of total deposits, at December 31, 2024. The estimates are based on the same methodologies and assumptions used for our regulatory reporting requirements. The insured deposit data for 2025 and 2024 does not reflect an evaluation of all of the account ownership category distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

The following table shows scheduled maturities of time deposits in excess of the FDIC insurance limit of $250,000 at December 31, 2025 and 2024 (dollars in thousands).

	December 31,
Time remaining until maturity:	2025	2024
Three months or less	$103,130	$119,312
Over three months through six months	60,840	76,073
Over six months through twelve months	62,241	44,570
Over twelve months	10,320	16,823
Total	$236,531	$256,778

Borrowings

At December 31, 2025, total borrowings included securities sold under agreements to repurchase, advances from the FHLB, subordinated debt issued in 2022, and junior subordinated debentures assumed through acquisitions.

We had $11.2 million of securities sold under agreements to repurchase at December 31, 2025 compared to $8.4 million at December 31, 2024.

Our advances from the FHLB were $116.0 million at December 31, 2025, an increase of $48.8 million from FHLB advances of $67.2 million at December 31, 2024. FHLB advances are used to fund loan and investment activity that is not funded by deposits or other borrowings. Based on original maturities, at December 31, 2025, $36.0 million were short-term and $80.0 million of FHLB advances were long-term, compared to $7.2 million short-term and $60.0 million long-term FHLB advances at December 31, 2024. We utilized federal funds purchased during the years ended December 31, 2025 and 2024, although none were outstanding at the year-ends. FHLB advances are used to fund new loan and investment activity that is not funded by deposits or other borrowings.

At December 31, 2025 and December 31, 2024, we had $17.0 million in principal amount of our 2032 Notes outstanding. The carrying value of this subordinated debt was $16.7 million at December 31, 2025 and December 31, 2024. Junior subordinated debt of $8.8 million and $8.7 million at December 31, 2025 and 2024, respectively, represents the junior subordinated debentures that we assumed in connection with our acquisitions of Cheaha Financial Group Inc. in 2021, BOJ Bancshares, Inc. in 2017, and First Community Bank in 2013.

On March 12, 2023, the Federal Reserve established the BTFP. The BTFP was a one-year program which provided additional liquidity through borrowings for a term of up to one year secured by the pledging of certain qualifying securities and other assets valued at par. Beginning in the second quarter of 2023, we utilized the BTFP to secure fixed rate funding for a one-year term and reduce short-term FHLB advances, which are priced daily. We utilized this source of funding due to its lower rate and the ability to prepay the obligations without penalty. The rates on the borrowings under the BTFP were fixed for one year from the day each borrowing was made. During the fourth quarter of 2023 and again in the first quarter of 2024, we refinanced all of our borrowings under the BTFP with new loans under the BTFP with a one-year term due to more favorable rates. During the third quarter of 2024, we began paying down borrowings under the BTFP and repaid all of the remaining borrowings under the BTFP in the fourth quarter of 2024. At December 31, 2025 and 2024, we had no outstanding borrowings under the BTFP. The BTFP ceased making new loans as scheduled on March 11, 2024.

Typically, the main source of our short-term borrowings are advances from the FHLB; however, during the year ended December 31, 2024, our primary source of short-term borrowings were borrowings under the BTFP due to more favorable rates. The rate charged for advances from the FHLB is directly tied to the Federal Reserve’s federal funds target rate. As of December 31, 2025, the federal funds target rate was 3.50% to 3.75%.

The average balances and cost of short-term borrowings for the years ended December 31, 2025, 2024 and 2023 are summarized in the table below (dollars in thousands).

	Average Balances			Cost of Short-term Borrowings
	December 31,			December 31,
	2025	2024	2023	2025	2024	2023
Federal funds purchased and short-term FHLB advances	$28,021	$6,069	$124,191	4.25%	5.09%	4.93%
Borrowings under BTFP	—	174,357	131,952	—	4.78	5.09
Repurchase agreements	12,097	9,486	4,587	0.75	0.65	0.13
Total short-term borrowings	$40,118	$189,912	$260,730	3.19%	4.58%	4.93%

The following table sets forth certain information regarding securities sold under agreements to repurchase for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands).

	December 31,
	2025	2024	2023
Repurchase agreements:
Amount outstanding at period end	$11,183	$8,376	$8,633
Average amount outstanding during the period	12,097	9,486	4,587
Maximum amount at any month end during the period	16,082	28,894	13,930
Weighted-average interest rate at period end	0.75%	0.75%	0.13%
Weighted-average interest rate during period	0.75	0.65	0.13

2032 Notes. At December 31, 2025 and 2024, we had $17.0 million in principal amount of our 2032 Notes outstanding. On April 6, 2022, we entered into a Subordinated Note Purchase Agreement with certain institutional accredited investors and qualified institutional buyers (the “Purchasers”) under which we issued $20.0 million in aggregate principal amount of our 2032 Notes to the Purchasers at a price equal to 100% of the aggregate principal amount of the 2032 Notes. The 2032 Notes were issued under an indenture, dated April 6, 2022 (the “Indenture”), by and among the Company and UMB Bank, National Association, as trustee.

The 2032 Notes have a stated maturity date of April 15, 2032 and bear interest at a fixed rate of 5.125% per year from and including April 6, 2022 to but excluding April 15, 2027 or earlier redemption date. From April 15, 2027 to but excluding the stated maturity date or earlier redemption date, the 2032 Notes will bear interest at a floating rate equal to the then current three-month term SOFR, plus 277 basis points. As provided in the 2032 Notes, the interest rate on the 2032 Notes during the applicable floating rate period may be determined based on a rate other than three-month term SOFR. The 2032 Notes may be redeemed, in whole or in part, on or after April 15, 2027 or, in whole but not in part, under certain other limited circumstances set forth in the Indenture. Any redemption we made would be at a redemption price equal to 100% of the principal balance being redeemed, together with any accrued and unpaid interest to the date of redemption.

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

We used the majority of the net proceeds from the 2032 Notes to redeem our 2027 Notes in June 2022, and utilized the remaining proceeds for share repurchases and for general corporate purposes.

During the year ended December 31, 2024, we repurchased $3.0 million in principal amount of the 2032 Notes.

2029 Notes. At December 31, 2025 and 2024, none of our 2029 Notes were outstanding. On November 12, 2019, the Company issued $25.0 million in aggregate principal amount of its 2029 Notes at 100% of their face amount in a private placement to certain institutional and other accredited investors. The 2029 Notes had a maturity date of December 30, 2029. From and including the date of issuance to, but excluding December 30, 2024, the 2029 Notes bore interest at an initial fixed rate of 5.125% per annum, payable semi-annually in arrears. From and including December 30, 2024 and thereafter, the 2029 Notes were to bear interest at a floating rate equal to the then-current three-month LIBOR as calculated on each applicable date of determination, or an alternative rate determined in accordance with the terms of the 2029 Notes if the three-month LIBOR could not be determined, plus 3.490%, payable quarterly in arrears.

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

Stockholders’ Equity

Stockholders’ equity was $301.1 million at December 31, 2025, an increase of $59.8 million, or 24.8%, compared to December 31, 2024. The increase in stockholders’ equity was primarily attributable to the issuance of the Series A Preferred Stock, discussed above, net income for fiscal year 2025, a decrease in accumulated other comprehensive loss due to an increase in the fair value of the Bank’s AFS securities portfolio, partially offset by $4.3 million in dividends declared on common stock, $2.3 million for share repurchases, and $1.1 million in dividends declared on the Series A Preferred Stock.

Results of Operations

Performance Summary

	As of and for the year ended December 31,
	2025	2024	2023
Net income	$22,904	$20,252	$16,678
Net income available to common shareholders	21,848	20,252	16,678
Diluted earnings per common share	2.13	2.04	1.69

Performance Ratios
Return on average assets	0.83%	0.73%	0.60%
Return on average common equity	8.45	8.60	7.63

Book value per common share	$27.63	$24.55	$23.26

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

The primary factors affecting net interest margin are changes in interest rates, competition, and the shape of the interest rate yield curve. The Federal Reserve Board sets various benchmark rates, including the federal funds target rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. During 2024, beginning in September, the Federal Reserve reduced the federal funds target rate three times by 100 basis points on a cumulative basis to 4.25% to 4.50% where it remained until September 2025. During 2025, beginning in September, the Federal Reserve reduced the federal funds target rate three times by 75 basis points on a cumulative basis to 3.50% to 3.75%, where it remained as of March 16, 2026. Accordingly, the prevailing federal funds target rate during year ended December 31, 2025 was lower than during the year ended December 31, 2024. For additional discussion, see Certain Events That Affect Year-over-Year Comparability – Changing Inflation and Interest Rates.

2025 vs. 2024. Net interest income increased 15.8% to $80.8 million for the year ended December 31, 2025 from $69.8 million for the same period in 2024. Net interest margin was 3.07% for the year ended December 31, 2025, an increase of 44 basis points from 2.63% for the year ended December 31, 2024. The increase in net interest income resulted primarily from a lower average balance of short-term borrowings and a lower average balance of, and a decrease in the rates paid on, time deposits, partially offset by a lower average balance of loans and an increase in the average balance of, and rates paid on, interest-bearing demand deposits. Average short-term borrowings decreased $149.8 million, as we repaid our borrowings under the BTFP, which along with lower rates paid, resulted in a $7.4 million decrease in interest expense compared to the year ended December 31, 2024. Average time deposits decreased $34.4 million, which along with lower rates paid, resulted in a $6.0 million decrease in interest expense compared to the year ended December 31, 2024. Average loans decreased $36.6 million in accordance with our strategy to optimize the balance sheet, which, partially offset by higher loan yields, resulted in a $1.8 million decrease in interest income compared to the year ended December 31, 2024. Average interest-bearing demand deposits increased $126.8 million, which, combined with an increase in rates, resulted in a $4.2 million increase in interest expense compared to the year ended December 31, 2024. Average brokered time deposits were $237.3 million during the year ended December 31, 2025 compared to $249.7 million during the year ended December 31, 2024, which along with lower rates paid resulted in a $1.9 million decrease in interest expense compared to the year ended December 31, 2024. Average noninterest-bearing deposits increased $15.5 million during the year ended December 31, 2025 compared to the same period in 2024. Rates paid on interest-bearing liabilities decreased primarily as a result of the overall decrease in prevailing interest rates and our strategy to optimize the balance sheet. Our yield on interest-earning assets increased due to an increase in yield on loans and the investment securities portfolio.

Interest income was $144.0 million for the year ended December 31, 2025 compared to $143.9 million for the same period in 2024. Loan interest income made up substantially all of our interest income for the years ended December 31, 2025 and 2024, although interest on investment securities contributed 10.2% of interest income for the year ended December 31, 2025 compared to 8.5% for the year ended December 31, 2024. Interest on our commercial real estate loans, commercial and industrial loans, and 1-4 family residential real estate loans constituted the three largest components of our loan interest income for the years ended December 31, 2025 and 2024 at 85% of total interest income on loans. The overall yield on interest-earning assets increased four basis points to 5.47% for the year ended December 31, 2025 compared to 5.43% for the same period in 2024. The loan portfolio yielded 5.96% for the year ended December 31, 2025 compared to 5.94% for the year ended December 31, 2024. The increase in yield on our loan portfolio was driven primarily by higher yields on commercial real estate loans and multifamily loans. In addition, the yield on the investment portfolio was 3.23% for the year ended December 31, 2025 compared to 2.86% for the year ended December 31, 2024.

Interest expense was $63.2 million for the year ended December 31, 2025, a decrease of $10.9 million compared to interest expense of $74.1 million for the year ended December 31, 2024. A decrease in interest expense of $6.0 million resulted from a decrease in the volume of interest-bearing liabilities, primarily short-term borrowings and time deposits partially offset by an increase in volume of interest-bearing demand deposits and long-term debt. A decrease in interest expense of $4.9 million resulted from the decrease in the cost of interest-bearing liabilities, primarily time deposits and brokered time deposits, partially offset by an increase in the cost of interest-bearing demand deposits. Average interest-bearing liabilities decreased by $56.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, as average short-term borrowings decreased by $149.8 million while average interest-bearing deposits increased by $126.8 million. For the year ended December 31, 2025, the cost of interest-bearing deposits decreased 34 basis points to 3.04% primarily due to lower prevailing market interest rates. As previously discussed, the federal funds target rate decreased during 2025 to 3.50% to 3.75%, which affects the rate the Company pays for deposits, immediately available overnight funds, and long-term borrowings. We increased rates on our interest-bearing demand deposits during the year ended December 31, 2025 compared to the to the year ended December 31, 2024 to attract and retain lower cost deposits relative to higher cost short-term borrowings. The cost of short-term borrowings decreased 139 basis points to 3.19% primarily due to our payoff of our borrowings under the BTFP during the year ended December 31, 2024. For the year ended December 31, 2025, the cost of interest-bearing liabilities decreased 44 basis points to 3.11% compared to the same period in 2024.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category as of and for the years ended December 31, 2025, 2024 and 2023. Averages presented below are daily averages (dollars in thousands).

	As of and for the year ended December 31,
	2025			2024			2023
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense(1)	Rate(1)	Balance	Expense(1)	Rate(1)	Balance	Expense(1)	Rate(1)
Assets
Interest-earning assets:
Loans	$2,126,514	$126,732	5.96%	$2,163,161	$128,498	5.94%	$2,123,234	$117,892	5.55%
Securities:
Taxable	402,353	11,940	2.97	399,855	11,047	2.76	447,442	12,372	2.76
Tax-exempt	51,648	2,743	5.31	29,930	1,249	4.17	22,051	693	3.14
Interest-earning balances with banks	54,308	2,601	4.79	56,851	3,071	5.40	38,561	2,244	5.82
Total interest-earning assets	2,634,823	144,016	5.47	2,649,797	143,865	5.43	2,631,288	133,201	5.06
Cash and due from banks	27,109			25,890			29,142
Intangible assets	41,434			42,006			42,695
Other assets	98,856			95,391			86,712
Allowance for credit losses	(26,746)			(28,933)			(30,242)
Total assets	$2,775,476			$2,784,151			$2,759,595
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$819,182	$18,188	2.22%	$692,390	$14,024	2.03%	$688,786	$8,941	1.30%
Brokered demand deposits	2,464	109	4.44	455	22	4.76	—	—	—
Savings deposits	135,716	1,447	1.07	130,553	1,418	1.09	134,817	534	0.40
Brokered time deposits	237,294	10,983	4.63	249,668	12,878	5.16	163,873	8,224	5.02
Time deposits	710,610	27,141	3.82	745,002	33,168	4.45	699,648	24,373	3.48
Total interest-bearing deposits	1,905,266	57,868	3.04	1,818,068	61,510	3.38	1,687,124	42,072	2.49
Short-term borrowings(2)	40,118	1,282	3.19	189,912	8,699	4.58	260,730	12,845	4.93
Long-term debt	87,751	4,093	4.66	81,152	3,903	4.81	82,844	3,764	4.54
Total interest-bearing liabilities	2,033,135	63,243	3.11	2,089,132	74,112	3.55	2,030,698	58,681	2.89
Noninterest-bearing demand deposits	445,929			430,433			489,175
Other liabilities	22,407			28,986			21,220
Stockholders’ equity	274,005			235,600			218,502
Total liabilities and stockholders’ equity	$2,775,476			$2,784,151			$2,759,595
Net interest income/net interest margin		$80,773	3.07%		$69,753	2.63%		$74,520	2.83%

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

Nonaccrual loans were included in the computation of average loan balances but carry a zero yield. The yields include the effect of loan fees of $2.0 million, $1.7 million and $2.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, and discounts and premiums that are amortized or accreted to interest income or expense.

Volume/Rate Analysis. The following tables set forth a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the year ended December 31, 2025 compared to the year ended December 31, 2024 and the year ended December 31, 2024 compared to the year ended December 31, 2023 (dollars in thousands).

	Year ended December 31, 2025 vs.
	Year ended December 31, 2024
	Volume	Rate	Net(1)
Interest income:
Loans	$(2,177)	$411	$(1,766)
Securities:
Taxable	69	824	893
Tax-exempt	906	588	1,494
Interest-earning balances with banks	(137)	(333)	(470)
Total interest-earning assets	(1,339)	1,490	151
Interest expense:
Interest-bearing demand deposits	2,569	1,595	4,164
Brokered demand deposits	95	(8)	87
Savings deposits	56	(27)	29
Brokered time deposits	(638)	(1,257)	(1,895)
Time deposits	(1,531)	(4,496)	(6,027)
Short-term borrowings	(6,861)	(556)	(7,417)
Long-term debt	317	(127)	190
Total interest-bearing liabilities	(5,993)	(4,876)	(10,869)
Change in net interest income	$4,654	$6,366	$11,020

	Year ended December 31, 2024 vs.
	Year ended December 31, 2023
	Volume	Rate	Net(1)
Interest income:
Loans	$2,217	$8,389	$10,606
Securities:
Taxable	(1,316)	(9)	(1,325)
Tax-exempt	248	308	556
Interest-earning balances with banks	1,064	(237)	827
Total interest-earning assets	2,213	8,451	10,664
Interest expense:
Interest-bearing demand deposits	47	5,036	5,083
Brokered demand deposits	22	—	22
Savings deposits	(17)	901	884
Brokered time deposits	4,305	349	4,654
Time deposits	1,580	7,215	8,795
Short-term borrowings	(3,489)	(657)	(4,146)
Long-term debt	(77)	216	139
Total interest-bearing liabilities	2,371	13,060	15,431
Change in net interest income	$(158)	$(4,609)	$(4,767)

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

Noninterest Income

We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources. The following table illustrates the primary components of noninterest income for the year ended December 31, 2025 compared to the year ended December 31, 2024 (dollars in thousands).

	For the Years Ended December 31,		Increase (Decrease)
	2025	2024	$	%
Noninterest income:
Service charges on deposit accounts	$3,256	$3,241	$15	0.5%
Gain (loss) on call or sale of investment securities, net	18	(753)	771	102.4
(Loss) gain on sale or disposition of fixed assets, net	(8)	427	(435)	(101.9)
Gain on sale of other real estate owned, net	29	683	(654)	(95.8)
Interchange fees	1,574	1,615	(41)	(2.5)
Income from BOLI	1,985	4,886	(2,901)	(59.4)
Change in the fair value of equity securities	261	413	(152)	(36.8)
Income from legal settlement	—	1,122	(1,122)	(100.0)
Other operating income	2,348	2,571	(223)	(8.7)
Total noninterest income	$9,463	$14,205	$(4,742)	(33.4)%

2025 vs. 2024. Total noninterest income decreased $4.7 million, or 33.4%, to $9.5 million for the year ended December 31, 2025 compared to $14.2 million for the year ended December 31, 2024. The decrease was mainly attributable to nonrecurring items occurring during the year ended December 31, 2024. We recorded $3.1 million in income from BOLI for the receipt of death benefit proceeds during the year ended December 31, 2024. There was also $1.1 million of income from legal settlement recorded for the year ended December 31, 2024 related to a lending relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. During the first quarter of 2024, we recorded a $0.4 million gain on sale or disposition of fixed assets as a result of the closure of one branch in the Alabama market.

Service charges on deposit accounts include maintenance fees on accounts, account enhancement charges for additional deposit account features, per item charges, overdraft fees, and treasury management charges. Service charges on deposit accounts increased 0.5% to $3.3 million for the year ended December 31, 2025 compared to $3.2 million for the same period in 2024.

There was a de minimis gain on call or sale of investment securities for the year ended December 31, 2025 compared to a $0.8 million loss for the year ended December 31, 2024. We sold no securities during the year ended December 31, 2025 compared to $18.0 million during the year ended December 31, 2024.

There was a de minimis gain on sale of other real estate owned for the year ended December 31, 2025 compared to a $0.7 million gain for the year ended December 31, 2024. We sold approximately $3.1 million of other real estate owned during the year ended December 31, 2025 compared to $2.1 million of sales during the year ended December 31, 2024.

Interchange fees, which are fees earned on the usage of the Bank’s credit and debit cards, decreased $41,000, or 2.5%, to $1.6 million for year ended December 31, 2025 from $1.6 million for the year ended December 31, 2024. The decrease in interchange fees can primarily be attributed to the decrease in the volume of debit and credit card transactions.

Income from BOLI decreased $2.9 million to $2.0 million for the year ended December 31, 2025 from $4.9 million for the year ended December 31, 2024. During the year ended December 31, 2024, we received BOLI death benefit proceeds totaling $5.5 million and recorded $3.1 million in nontaxable income from BOLI. During the year ended December 31, 2025, we purchased $7.5 million in BOLI policies, which resulted in increased interest earning on our BOLI policies.

Other operating income includes, among other things, credit card, ATM and wire fees, derivative fee income, changes in the net asset value of other investments and lease income. The $0.2 million decrease in other operating income for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily attributable to a $0.6 million decrease in the change in net asset value of other investments and a $0.2 million decrease in derivative fee income, partially offset by a $0.3 million increase in distributions from other investments and $0.3 million of insurance proceeds received in the second quarter of 2025 for damages to a property recorded in other real estate owned.

Noninterest Expense

Noninterest expense includes salaries and employee benefits and other costs associated with the conduct of our operations. Our goal is to manage our costs within the framework of our operating strategy of generating consistent, quality earnings.

The following table illustrates the primary components of noninterest expense for the year ended December 31, 2025 compared to the year ended December 31, 2024 (dollars in thousands).

	For the Years Ended December 31,		Increase (Decrease)
	2025	2024	$	%
Noninterest expense:
Depreciation and amortization	$2,792	$3,095	$(303)	(9.8)%
Salaries and employee benefits	40,228	38,615	1,613	4.2
Occupancy	2,667	2,576	91	3.5
Data processing	3,456	3,611	(155)	(4.3)
Marketing	429	370	59	15.9
Professional fees	2,076	1,797	279	15.5
Gain on early extinguishment of subordinated debt	—	(292)	292	100.0
Acquisition expense	1,036	—	1,036	—
Other operating expenses	13,057	13,260	(203)	(1.5)
Total noninterest expense	$65,741	$63,032	$2,709	4.3%

2025 vs. 2024. Total noninterest expense was $65.7 million for the year ended December 31, 2025, an increase of $2.7 million, or 4.3%, from $63.0 million for the year ended December 31, 2024. This increase was primarily driven by increases in salaries and employee benefits and acquisition expense, partially offset by decreases in depreciation and amortization and other operating expenses.

Salaries and employee benefits increased $1.6 million, or 4.2%, to $40.2 million for the year ended December 31, 2025, compared to $38.6 million for the year ended December 31, 2024. The increase in salaries and employee benefits was primarily due to investment in people with an emphasis on our Texas markets to remix and strengthen our balance sheet and an increase in health insurance claims, partially offset by a decrease in deferred compensation expense. As of December 31, 2025, we had 319 full-time and eight part-time employees, compared to 327 full-time and eight part-time employees as of December 31, 2024.

Depreciation and amortization decreased $0.3 million, or 9.8%, to $2.8 million for the year ended December 31, 2025, compared to $3.1 million for the year ended December 31, 2024. The decrease in depreciation and amortization was primarily driven by the closure of one branch during the first quarter of 2024.

Data processing decreased $0.2 million, or 4.3%, to $3.5 million for the year ended December 31, 2025 from $3.6 million for the same period in 2024. We did not complete any acquisitions, which typically drive higher data processing expenses, during the years ended December 31, 2025 and 2024. We regularly review existing contracts with the goal of negotiating favorable terms to offset the increased variable cost components of our data processing costs, such as new accounts and increased transaction volume.

Occupancy expense increased $0.1 million, or 3.5%, to $2.7 million for the year ended December 31, 2025 from $2.6 million for the year ended December 31, 2024. This increase was primarily attributable to utilities and insurances expense.

Acquisition expense increased to $1.0 million for the year ended December 31, 2025 compared to none for the year ended December 31, 2024. This increase was attributable to the acquisition of WFB completed on January 1, 2026.

Other operating expenses include security, business development, FDIC and OCC assessments, bank shares and property taxes, collection and repossession, charitable contributions, repair and maintenance costs, personnel training and development, filing fees, and other costs related to the operation of our business. Other operating expenses decreased $0.2 million, or 1.5%, to $13.1 million for the year ended December 31, 2025 from $13.3 million for the year ended December 31, 2024. The decrease in other operating expenses was primarily due to decreases in collection and repossession expenses and FDIC assessments, partially offset by increases in write-down of other real estate owned and bank shares taxes.

Income Tax Expense

Income tax expense for the years ended December 31, 2025 and 2024, was $5.0 million and $4.2 million, respectively. The effective tax rates for the years ended December 31, 2025 and 2024 were 17.9% and 17.0%, respectively. During the first quarter of 2024, we surrendered approximately $8.4 million of BOLI contracts and reinvested the proceeds in higher yielding policies, which resulted in $0.3 million of income tax expense. The restructuring had an expected earn-back period of just over one year. During the fourth quarter of 2024, we received BOLI death benefit proceeds totaling $5.5 million and recorded $3.1 million in nontaxable income from BOLI.

For the year ended December 31, 2025, the effective tax rate differs from the statutory rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI. For the year ended December 31, 2024, the effective tax rate differs from the statutory rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI, partially offset by the surrender of BOLI contracts.

On July 4, 2025, the OBBBA, which contains a broad range of tax reform provisions affecting businesses, was signed into law. The OBBBA did not have a significant impact on 2025 income tax expense.

Risk Management

The primary risks associated with our operations are credit, interest rate and liquidity risk. Higher inflation also presents risks. Credit, inflation and interest rate risk are discussed below, while liquidity risk is discussed in this section under the heading Liquidity and Capital Resources below.

Credit Risk and the Allowance for Credit Losses

General. The risk of loss should a borrower default on a loan is inherent in any lending activity. Our portfolio and related credit risk are monitored and managed on an ongoing basis by our risk management department, the Board’s loan committee and the full Board. We utilize a ten-point risk-rating system, which assigns a risk grade to each borrower based on a number of quantitative and qualitative factors associated with a loan transaction. The risk grade categorizes the loan into one of five risk categories, based on information about the ability of borrowers to service the debt. The information includes, among other factors, current financial information about the borrower, historical payment experience, credit documentation, public information and current economic trends. These categories assist management in monitoring our credit quality. The risk categories, which are consistent with the definitions used in guidance promulgated by federal banking regulators are Pass (grades 1-6), Special Mention (grade 7), Substandard (grade 8), Doubtful (grade 9) and Loss (grade 10). For additional information, see Note 3. Loans and Allowance for Credit Losses – Credit Quality Indicators.

At December 31, 2025 and December 31, 2024, there were no loans classified as Loss or Doubtful, $38.1 million and $32.7 million, respectively, of loans classified as Substandard, and $9.7 million and $7.8 million, respectively, of loans classified as Special Mention. Of our aggregate $47.8 million and $40.5 million Substandard and Special Mention loans at December 31, 2025 and December 31, 2024, respectively, $1.7 million and $2.0 million, respectively, were acquired and marked to fair value at the time of their acquisition. The increase in loans classified as Substandard was primarily due to two relationships in which $9.7 million of commercial real estate loans were downgraded and are still accruing.

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

If our collection efforts are unsuccessful, collateral securing loans may be repossessed and sold or, for loans secured by real estate, foreclosure proceedings initiated. The collateral is sold at public auction for fair market value (based upon recent appraisals), with fees associated with the foreclosure being deducted from the sales price. The purchase price is applied to the outstanding loan balance. If the loan balance is greater than the sales proceeds, the deficient balance is charged off.

Allowance for Credit Losses. We account for the ACL in accordance with FASB ASC Topic 326, “Financial Instruments – Credit Losses” (“ASC 326”), which uses the CECL accounting methodology. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired and be adjusted each period through a provision for credit losses for changes in the expected lifetime credit losses. The ACL was $26.3 million at December 31, 2025, a decrease compared to $26.7 million at December 31, 2024. We maintain a separate ACL on unfunded loan commitments, which is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The ACL is generally increased by the provision for credit losses and decreased by charge-offs, net of recoveries.

For the years ended December 31, 2025 and 2024, the reversal of credit losses was $3.4 million and $3.5 million, respectively. The reversal of credit losses for the year ended December 31, 2025 was primarily due to a $3.3 million recovery during the first quarter of 2025 of loans previously charged off as a result of a property insurance settlement related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. The reversal of credit losses for the year ended December 31, 2024 was primarily driven by a decrease in total loans, aging of existing loans, an improvement in the economic forecast and, to a lesser extent, the completion of our annual CECL allowance model recalibration, which resulted in lower historical loss rates.

We complete our annual model recalibration process in the first quarter of each year. Our annual review includes peer group analysis, updates to our probability of default and loss-given default models, including prepayment and curtailment assumptions, and qualitative factor scorecard ranges, as needed. The changes resulting from the model recalibration reduced the ACL by approximately $0.5 million during each of the years ended December 31, 2025 and 2024.

Refer to Note 1. Summary of Significant Accounting Policies – Allowance for Credit Losses for further discussion of our ACL accounting policy. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” for further discussion.

The following table presents the allocation of the ACL by loan category as of the dates indicated (dollars in thousands).

	December 31,
	2025		2024		2023
	Allowance for Credit Losses	% of Loans in each Category to Total Loans	Allowance for Credit Losses	% of Loans in each Category to Total Loans	Allowance for Credit Losses	% of Loans in each Category to Total Loans
Mortgage loans on real estate:
Construction and development	$1,327	6.8%	$1,145	7.3%	$2,471	8.6%
1-4 Family	6,053	17.3	5,603	18.7	9,129	18.7
Multifamily	1,814	6.0	1,185	4.0	1,124	4.8
Farmland	6	0.2	8	0.3	2	0.4
Commercial real estate	11,388	41.9	11,759	44.4	10,691	42.4
Commercial and industrial	5,680	27.4	6,933	24.8	6,920	24.6
Consumer	81	0.4	88	0.5	203	0.5
Total	$26,349	100%	$26,721	100%	$30,540	100%

The following table presents the amount of the ACL allocated to each loan category as a percentage of total loans as of the dates indicated.

	December 31,
	2025	2024	2023
Mortgage loans on real estate:
Construction and development	0.06%	0.05%	0.11%
1-4 Family	0.28	0.26	0.41
Multifamily	0.08	0.06	0.05
Farmland	—	—	—
Commercial real estate	0.52	0.55	0.49
Commercial and industrial	0.26	0.33	0.31
Consumer	0.01	0.01	0.01
Total	1.21%	1.26%	1.38%

As discussed above, the balance in the ACL is principally influenced by the provision for (reversal of) credit losses and by net loan loss experience. Additions to the allowance are charged to the provision for credit losses. Losses are charged to the allowance as incurred and recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected.

The table below reflects the activity in the ACL and key ratios for the periods indicated (dollars in thousands).

	Year ended December 31,
	2025	2024	2023
Allowance for credit losses at beginning of period	$26,721	$30,540	$24,364
ASC 326 adoption impact(1)	—	—	5,865
Reversal of credit losses on loans(2)	(3,774)	(3,191)	(1,964)
Net recoveries (charge-offs)	3,402	(628)	2,275
Allowance for credit losses at end of period	$26,349	$26,721	$30,540
Total loans - period end	2,175,973	2,125,084	2,210,619
Nonaccrual loans - period end	9,259	8,824	5,770

Key Ratios:
Allowance for credit losses to total loans - period end	1.21%	1.26%	1.38%
Allowance for credit losses to nonaccrual loans - period end	284.6%	302.8%	529.3%
Nonaccrual loans to total loans - period end	0.43%	0.42%	0.26%

(1)	On January 1, 2023, the Company adopted ASC 326, which introduced a new model known as CECL.
(2)	For the year ended December 31, 2025, the $3.4 million reversal of credit losses on the consolidated statement of income includes a $3.8 million reversal of loan losses and a $0.4 million provision for unfunded loan commitments. For the year ended December 31, 2024, the $3.5 million reversal of credit losses on the consolidated statement of income includes a $3.2 million reversal of loan losses and a $0.3 million reversal of credit losses on unfunded loan commitments. For the year ended December 31, 2023, the $2.0 million reversal of credit losses on the consolidated statement of income includes a $2.0 million reversal of loan losses and a $36,000 reversal of credit losses on unfunded loan commitments.

The ACL to total loans decreased to 1.21% at December 31, 2025 compared to 1.26% at December 31, 2024, and the ACL to nonaccrual loans ratio decreased to 284.6% at December 31, 2025 from 302.8% at December 31, 2024. The decrease in the ACL to total loans at December 31, 2025 compared to December 31, 2024 was primarily due to an increase in total loans, aging of existing loans and an improvement in the economic forecast. The decrease in the ACL to nonaccrual loans and the increase in nonaccrual loans to total loans was primarily due to the increase in nonaccrual loans. Nonaccrual loans were $9.3 million, or 0.43% of total loans, at December 31, 2025, an increase of $0.4 million compared to $8.8 million, or 0.42% of total loans, at December 31, 2024.

The following table presents the allocation of net (charge-offs) recoveries by loan category for the periods indicated (dollars in thousands).

	Year ended December 31,
	2025			2024			2023
	Net (Charge-offs) Recoveries	Average balance	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net (Charge-offs) Recoveries	Average balance	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net (Charge-offs) Recoveries	Average balance	Ratio of Net Charge-offs (Recoveries) to Average Loans
Mortgage loans on real estate:
Construction and development	$6	$138,658	(0.00)%	$291	$169,406	(0.17)%	$75	$200,691	(0.04)%
1-4 Family	21	387,241	(0.01)	(235)	408,297	0.06	(24)	410,320	0.01
Multifamily	—	114,043	—	—	96,791	—	—	86,668	—
Farmland	1	5,333	(0.02)	36	7,486	(0.48)	—	9,206	—
Commercial real estate	3,321	932,075	(0.36)	—	956,318	—	2,219	961,617	(0.23)
Commercial and industrial	128	539,129	(0.02)	(615)	513,564	0.12	171	442,299	(0.04)
Consumer	(75)	10,035	0.75	(105)	11,299	0.93	(166)	12,433	1.34
Total	$3,402	$2,126,514	(0.16)%	$(628)	$2,163,161	0.03%	$2,275	$2,123,234	(0.11)%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses. Net charge-offs include recoveries of amounts previously charged off. Net recoveries for the year ended December 31, 2025 were $3.4 million, or 0.16% of the average loan balance. Net charge-offs for the years ended December 31, 2024 were $0.6 million, equal to 0.03% of the average loan balance for the period. Net recoveries for the year ended December 31, 2025 were primarily the result of a property insurance settlement related to a loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. Net charge-offs for the year ended December 31, 2024 were primarily attributable to a charge-off on one $0.7 million commercial and industrial loan relationship.

Management believes the ACL at December 31, 2025 is sufficient to provide adequate protection against losses in our portfolio. However, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This ACL may prove to be inadequate due to many factors, including those set forth under Cautionary Note Regarding Forward-Looking Statements at the beginning of this document and in Item 1A. Risk Factors. These factors could cause deterioration in credit quality that could lead us to increase our ACL in future periods. Our results of operations and financial condition could be materially adversely affected to the extent that the ACL is insufficient to cover such changes or events.

Nonperforming assets. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are those on which the accrual of interest has stopped or loans that are contractually 90 days past due and accruing. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal and interest is delinquent for 90 days or more. Additionally, management may elect to continue the accrual when the estimated net available value of collateral is sufficient to cover the principal balance and accrued interest. It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period of repayment performance by the borrower. Nonperforming loans were $9.3 million, or 0.43% of total loans, at December 31, 2025, an increase of $0.5 million compared to $8.8 million, or 0.42% of total loans, at December 31, 2024.

Loan Modifications to Borrowers Experiencing Financial Difficulty. Occasionally, we modify loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the years months ended December 31, 2025 and 2024, we did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

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

For the year ended December 31, 2025, additions to other real estate owned were $1.7 million, which were driven by transfers of commercial real estate and 1-4 family loans to other real estate owned. Also during the year ended December 31, 2025, we recorded a $0.4 million of write-downs of other real estate owned related to a property that was part of the loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida, a former branch location based on a third-party appraisal, and a 1-4 family property.

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

Other real estate owned with a cost basis of $3.1 million and $2.1 million was sold during the years ended December 31, 2025 and 2024, respectively, resulting in a de minimis net gain and a net gain of $0.7 million for the respective periods.

The following table provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	December 31, 2025	December 31, 2024
1-4 Family	$736	$1,684
Commercial real estate	2,638	3,358
Commercial and industrial	—	176
Total other real estate owned	$3,374	$5,218

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Year ended	Year ended
	December 31, 2025	December 31, 2024
Balance, beginning of period	$5,218	$4,438
Additions	1,687	1,975
Transfers from bank premises and equipment	—	424
Sales of other real estate owned	(3,097)	(1,386)
Write-downs	(434)	(233)
Balance, end of period	$3,374	$5,218

Please refer to Note 4. Other Real Estate Owned, for additional information.

Swap Contracts. The Bank historically has entered into interest rate swap contracts, some of which have been forward starting, to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month SOFR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. An interest rate swap is an agreement whereby one party agrees to pay a fixed rate of interest on a notional principal amount in exchange for receiving a floating rate of interest on the same notional amount for a predetermined period of time, from a second party. At December 31, 2025 and December 31, 2024, the Company had no current or forward starting interest rate swap agreements. For additional information, see Note 12. Derivative Financial Instruments.

The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges and changes in fair value are recognized through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings. The Company did not recognize any net impact in other income resulting from fair value adjustments during the years ended December 31, 2025, 2024 and 2023. At December 31, 2025 and 2024, we had notional amounts of $180.8 million and $186.9 million, respectively, in interest rate swap contracts with customers and $180.8 million and $186.9 million, respectively, in offsetting interest rate swap contracts with other financial institutions. At December 31, 2025 and 2024, the fair values of the swap contracts consisted of gross assets of $11.7 million and $17.2 million, respectively, and gross liabilities of $11.7 million and $17.2 million, respectively, recorded in “Other assets” and “Accrued taxes and other liabilities,” respectively, in the accompanying consolidated balance sheets.

Impact of Inflation. Inflation reached a near 40-year high in late 2021 primarily due to effects of the COVID-19 pandemic, and continued rising through June 2022. After June 2022, the rate of inflation generally declined; however, it has remained higher than the Federal Reserve’s target inflation rate of two percent. In response to higher inflation, the Federal Reserve increased the federal funds target rate during 2022 and 2023 as discussed in Certain Events That Affect Year-over-Year Comparability – Changing Inflation and Interest Rates, which generally increased the amount we earn on our interest-earning assets but also increased the amount we pay on our interest-bearing liabilities as discussed throughout this report. We believe that higher rates resulting from inflation and related factors led to constrained loan demand during 2023 and 2024 and to a lesser extent in 2025. When the rate of inflation accelerates, there is an erosion of consumer and customer purchasing power. Accordingly, if the rate of inflation accelerates in the future, this could impact our business by reducing our tolerance for extending credit, and our customer’s desire to obtain credit, or causing us to incur additional provisions for credit losses resulting from a possible increased default rate. Inflation and related higher rates have led and may continue to lead to lower loan re-financings. Inflation has also increased and may continue to increase the costs of goods and services we purchase, including the costs of salaries and benefits. As noted above, we are monitoring changes and potential changes to U.S. tariff and trade policies that could have an adverse impact on inflation and economic growth, at least in the near term, and which make forecasting difficult.

As also noted above, the rate of inflation generally declined after June 2022. In response, from September 2024 to December 2024, the Federal Reserve reduced the federal funds target rate by 100 basis points to 4.25% to 4.50%. During 2025, beginning in September 2025, the Federal Reserve reduced the federal funds target rate three times by 75 basis points on a cumulative basis to 3.50% to 3.75%, where it remained as of March 16, 2026. The inflationary outlook in the U.S. remains uncertain. A decrease in the general level of interest rates may lead to, among other things, prepayments on our loan and mortgage-backed securities portfolios as borrowers refinance their loans at lower rates, lower rates on new loans, lower rates on existing variable rate loans and lower yields on investment securities, which may be offset by lower costs of interest-bearing liabilities. If interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Significant fluctuations in interest rates makes our business and balance sheet more challenging to manage. For additional information, see Interest Rate Risk below, and Item 1A. Risk Factors – Risks Related to our Business – Changes in interest rates could have an adverse effect on our profitability and – Inflation and rising prices may continue to adversely affect our results of operations and financial condition.

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, four to six months, seven to twelve months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At December 31, 2025, the Bank was within the policy guidelines for asset/liability management.

The following table depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels for the periods presented.

As of December 31, 2025
Estimated
Changes in Interest Rates	Increase/Decrease in
(in basis points)	Net Interest Income (1)
+300	0.4%
+200	0.2%
+100	0.4%
-100	0.7%
-200	1.2%
-300	1.6%

(1)

The percentage change in this column represents the projected net interest income for 12 months on a static balance sheet in a stable interest rate environment versus the projected net interest income in the various rate scenarios.

The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon our experience, business plans and published industry experience. Key assumptions include asset prepayment speeds, competitive factors, the relative price sensitivity of certain assets and liabilities, and the expected life of non-maturity deposits. However, there are a number of factors that influence the effect of interest rate fluctuations on us that are difficult to measure and predict. For example, a rapid drop in interest rates might cause our loans to be repaid at a more rapid pace and certain mortgage-related investments to prepay more quickly than projected. This could mitigate some of the benefits of falling rates as are expected when we are in a negatively-gapped position. Conversely, a rapid rise in rates could give us an opportunity to increase our margins and stifle the rate of repayment on our mortgage-related loans, which would increase our returns; however, we may need to increase the rates we offer to maintain or increase deposits, which would adversely impact our margins. As a result, because these assumptions are inherently uncertain, actual results will differ from simulated results.

Liquidity and Capital Resources

Liquidity. Liquidity is a measure of the ability to fund loan commitments and meet deposit maturities and withdrawals in a timely and cost-effective way. Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturities of loans, payments and maturities of investment securities and other investments and other cash flows provided from operations. Uses of funds include deposits, debt service, lease commitments, unfunded commitments, and dividends. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, loan prepayments, and borrowings are greatly influenced by general interest rates, economic conditions, and the competitive environment in which we operate. To minimize funding risks, we closely monitor our liquidity position through periodic reviews of maturity profiles, yield and rate behaviors, and loan and deposit forecasts. Excess short-term liquidity is usually invested in overnight federal funds sold.

Our core deposits, which are deposits excluding brokered demand deposits, brokered time deposits, and time deposits greater than $250,000 are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At December 31, 2025 and 2024, 68% of our total assets, were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. At December 31, 2025, 88% of our investment securities portfolio was classified as AFS, and we had gross unrealized losses in our AFS investment securities portfolio of $46.4 million and gross unrealized gains of $1.0 million. The sale of securities in a loss position would cause us to record a loss on sale of investment securities in noninterest income in the period during which the securities were sold. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At December 31, 2025, securities with a carrying value of $75.6 million were pledged to secure certain deposits, borrowings, and other liabilities compared to $68.1 million in pledged securities at December 31, 2024.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At December 31, 2025, the balance of our outstanding advances with the FHLB was $116.0 million, consisting of $36.0 million short-term and $80.0 million long-term advances based on original maturity, an increase from $67.2 million, consisting of $7.2 million short-term and $60.0 million long-term advances based on original maturity, at December 31, 2024. The total amount of remaining credit available to us from the FHLB at December 31, 2025 was approximately $651.5 million. At December 31, 2025, our FHLB borrowings were collateralized by a blanket pledge of certain loans totaling approximately $934.5 million.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by certain investment securities. We had $11.2 million and $8.4 million of repurchase agreements outstanding at December 31, 2025 and 2024, respectively.

We maintain unsecured lines of credit with First National Bankers Bank and The Independent Bankers Bank totaling $60.0 million. These lines of credit are federal funds lines of credit and are used for overnight borrowing only. There were no outstanding balances on our unsecured lines of credit at December 31, 2025 or 2024.

At December 31, 2025, we held $41.5 million of cash and cash equivalents, maintained approximately $651.5 million of available funding from FHLB advances and maintained $60.0 million in unsecured lines of credit with correspondent banks, totaling $753.0 million, which represents 95% of uninsured deposits of $793.2 million at December 31, 2025.

In addition, at December 31, 2025 and 2024 we had $17.0 million in aggregate principal amount of subordinated debt outstanding. During the year ended December 31, 2024, we redeemed $20.0 million in principal amount and repurchased $8.0 million in principal amount of our subordinated debt. For additional information, see Note 10. Subordinated Debt Securities and see Discussion and Analysis of Financial Condition – Borrowings above.

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

At December 31, 2025, we held $204.1 million of brokered time deposits and de minimis brokered demand deposits, as defined for federal regulatory purposes. At December 31, 2024, we held $245.5 million of brokered time deposits and $47.3 million of brokered demand deposits, as defined for federal regulatory purposes. We utilize brokered time deposits to secure fixed cost funding and reduce short-term borrowings. We utilize brokered demand deposits when pricing is more favorable than other short-term borrowings. We also hold QwickRate® deposits, included in our time deposit balances, which we obtain through a qualified network, to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. At December 31, 2025, we held $11.3 million of QwickRate® deposits, a decrease compared to $12.9 million at December 31, 2024.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the years ended December 31, 2025 and 2024.

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Year ended December 31,		Year ended December 31,
	2025	2024	2025	2024
Noninterest-bearing demand deposits	18%	17%	—%	—%
Interest-bearing demand deposits	33	27	2.22	2.03
Brokered demand deposits	—	—	4.44	4.76
Savings deposits	5	5	1.07	1.09
Brokered time deposits	10	10	4.63	5.16
Time deposits	29	30	3.82	4.45
Short-term borrowings	2	8	3.19	4.58
Borrowed funds	3	3	4.66	4.81
Total deposits and borrowed funds	100%	100%	2.55%	2.94%

Capital Resources. Our primary sources of capital include retained earnings, capital obtained through acquisitions and proceeds from the sale of our capital stock and subordinated debt. We may issue capital stock and debt securities from time to time to fund acquisitions and support our organic growth. As noted elsewhere in this report, on July 1, 2025 we completed a private placement of Series A Preferred Stock. We used the net proceeds from the offering to support the acquisition of WFB and for general corporate purposes, including organic growth and other potential acquisitions. The Series A Preferred Stock is intended to qualify as additional Tier 1 capital. For additional information see Discussion and Analysis of Financial Condition – Borrowings.

During 2025, we paid $4.2 million in dividends on our common stock, compared to $4.0 million in 2024 and $3.8 million in 2023. During 2025, we paid $0.5 million in dividends on our Series A Preferred Stock, compared to none in 2024 and 2023. Our Board has authorized a share repurchase program and during 2025 we paid $2.3 million to repurchase our shares, compared to $0.3 million in 2024 and $3.0 million in 2023. The aggregate purchase price does not include the effect of excise tax expense incurred on net share repurchases. On July 19, 2023 and September 21, 2022, the Board approved an additional 350,000 shares and 300,000 shares, respectively, of the Company’s common stock for repurchase. At December 31, 2025, we had 381,396 shares of our common stock remaining authorized for repurchase under the program. For additional information, see Note 13. Stockholders’ Equity.

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

The Company and the Bank were each in compliance with all regulatory capital requirements as of December 31, 2025, 2024 and 2023. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement to be Well Capitalized
	Amount	Ratio	Amount	Ratio
December 31, 2025
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$305,810	10.73%	$—	—%
Tier 1 common equity to risk-weighted assets	265,957	11.18	—	—
Tier 1 capital to risk-weighted assets	305,810	12.85	—	—
Total capital to risk-weighted assets	348,943	14.66	—	—
Investar Bank:
Tier 1 capital to average assets (leverage)	308,528	10.85	142,230	5.00
Tier 1 common equity to risk-weighted assets	308,528	13.00	154,291	6.50
Tier 1 capital to risk-weighted assets	308,528	13.00	189,897	8.00
Total capital to risk-weighted assets	334,923	14.11	237,371	10.00

December 31, 2024
Investar Holding Corporation:
Tier 1 capital to average assets (leverage)	$258,178	9.27%	$—	—%
Tier 1 common equity to risk-weighted assets	248,678	10.84	—	—
Tier 1 capital to risk-weighted assets	258,178	11.25	—	—
Total capital to risk-weighted assets	301,259	13.13	—	—
Investar Bank:
Tier 1 capital to average assets (leverage)	269,733	9.70	139,092	5.00
Tier 1 common equity to risk-weighted assets	269,733	11.77	148,925	6.50
Tier 1 capital to risk-weighted assets	269,733	11.77	183,293	8.00
Total capital to risk-weighted assets	296,117	12.92	229,116	10.00

Off-Balance Sheet Transactions

Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The credit risk associated with these commitments is evaluated in a manner similar to the ACL. The ACL on unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. At December 31, 2025 and 2024, the ACL on unfunded loan commitments was $0.4 million and $42,000, respectively.

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

	December 31, 2025	December 31, 2024
Commitments to extend credit:
Loan commitments	$431,795	$377,301
Standby letters of credit	5,436	7,658

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company will continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at December 31, 2025, the Company had unfunded commitments of $1.5 million for its investment in SBIC qualified funds.

For each of the years ended December 31, 2025 and 2024, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations, or cash flows currently or in the future.

Lease Obligations

The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.

The following table presents, as of December 31, 2025, contractually obligated lease payments due under non-cancelable operating leases by payment date (dollars in thousands).

Less than one year	$459
One to three years	864
Three to five years	560
Over five years	127
Total	$2,010

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, income and expenses and related disclosure of contingent assets and liabilities. Although independent third parties are often engaged to assist us in the estimation process, management evaluates the results, challenges assumptions used and considers other factors that could impact these estimates. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Credit Losses . The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired, and be adjusted each period for changes in expected lifetime credit losses.

The ACL is sensitive to external factors including the general health of the economy, as evidenced by changes in interest rates, gross domestic product, unemployment rates, and changes in real estate demand and values. Management considers these variables and all other available information when establishing the final level of the allowance. These variables and others have the ability to result in actual loan losses that differ from the originally estimated amounts. Changes in the factors used by management to determine the appropriateness of the allowance or the availability of new information could cause the allowance to be increased or decreased in future periods.

The Company’s management considers available forecasts, current events not captured and our specific portfolio characteristics and applies weights to the scenario output based on a best estimate of likely outcomes. Changing economic conditions have introduced enhanced estimation uncertainty in the forecasts used to estimate expected credit loss. Our credit loss models were built using historical data that may not correlate to existing economic conditions. Such forecasted information is inherently uncertain and, therefore, actual results may differ significantly from management’s estimates.

The quantitative loss rate analysis is supplemented by a review of qualitative factors that considers whether conditions differ from those existing during the historical periods used in the development of the credit loss models. Such factors include, but are not limited to, changes in current and expected future economic conditions, changes in the nature and volume of the portfolio, changes in levels of concentrations, changes in the volume and severity of past due loans, changes in lending policies and personnel, changes in the competitive and regulatory environment of the banking industry and changes in other external factors. While quantitative data for these factors is used where available, there is significant judgment applied in these processes.

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

Loan Acquisition Accounting. Financial assets acquired in business combinations are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans. The fair value of acquired loans is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest prepayments, estimated payments, estimated default rates, estimated loss severity in the event of defaults, and current market rates.

Purchased financial assets are accounted for based upon a determination of whether they were purchased as PCD loans, loans with more-than insignificant amount of credit deterioration, or non-PCD loans, loans with an insignificant amount of credit deterioration. For PCD loans, the CECL estimate is recognized through the ACL with an offset to the amortized cost basis of the PCD loan at the date of acquisition. Subsequent changes in the ACL for PCD assets are recognized through a provision for credit losses on loans.

Please refer to Note 1. Summary of Significant Accounting Policies – Acquisition Accounting ,   for additional discussion.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management hereof is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Investar Holding Corporation

Baton Rouge, Louisiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Investar Holding Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

As described in Note 3 to the consolidated financial statements, the allowance for credit losses (“ACL”) was $26.3 million at December 31, 2025. As described in Note 1 to the consolidated financial statements, the Company developed a CECL methodology that calculates expected credit losses over the life of the portfolio by analyzing the composition, characteristics, and quality of the loan portfolio, as well as prevailing economic conditions and forecasts. The Company’s CECL calculation estimates loan losses using a combination of discounted cash flow and remaining life analyses. The ACL is measured on a pool basis when similar risk characteristics exist. For each pool of loans, the Company evaluates and applies qualitative adjustments to the calculated ACL based on several factors, including changes in current and expected future economic conditions, changes in the nature and volume of the portfolio, changes in levels of concentrations, changes in the volume and severity of past due loans, changes in lending policies and personnel, changes in the competitive and regulatory environment of the banking industry and changes in other external factors.

We identified the evaluation of the qualitative adjustment related to changes in other external factors in connection with the measurement of the allowance for credit losses as a critical audit matter. The Company’s evaluation and application of qualitive adjustments related to changes in other external factors to the calculated ACL for each pool of loans required significant judgment due to the complexity and subjectivity in determining these factors. Auditing these factors involved especially subjective and complex judgment due to the nature and extent of effort required.

The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of certain controls associated with the review and approval of the selected qualitative factors.
•	Assessing the consistency of management’s application of its underlying framework for determining the qualitative adjustment.
•	Assessing the reasonableness of management’s adjustments for changes in other external factors by comparing to data from external sources.

Classification of Series A Preferred Stock

As described in Note 13 to the consolidated financial statements, in July 2025, the Company completed a private placement of newly designated Series A Preferred Stock for proceeds of $32.5 million. Subject to certain conditions, the Company may redeem shares of Series A Preferred Stock after a specific date. Upon the occurrence of specified “Reorganization Events”, each share of Series A Preferred Stock outstanding immediately prior to such Reorganization Event will be entitled to receive distributions. The Series A Preferred Stock was recorded in permanent equity within the consolidated balance sheet as of December 31, 2025.

We identified the classification the Series A Preferred Stock issued in July 2025 as a critical audit matter. Significant judgment was involved in determining whether the Series A Preferred Stock should be recorded in permanent equity based on consideration of the terms of the preferred stock regarding redemption at the option of the Company and distributions upon Reorganization Events. Auditing these elements involved especially challenging and complex auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•	Reading and analyzing the relevant agreements to identify relevant terms and conditions that affect the classification of the Series A Preferred Stock.
•	With the assistance of professionals in our firm having expertise in the relevant technical accounting, we evaluated the Company’s conclusions that the Series A Preferred Stock should be recorded in permanent equity under accounting principles generally accepted in the United State of America.

/s/ BDO USA, P.C.

(formerly HORNE LLP)

We have served as the Company’s auditor since 2020.

Baton Rouge, Louisiana

March 16, 2026

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2025	2024
ASSETS
Cash and due from banks	$26,606	$26,623
Interest-bearing balances due from other banks	14,899	1,299
Cash and cash equivalents	41,505	27,922

Available for sale securities at fair value (amortized cost of $416,002 and $392,564, respectively)	370,614	331,121
Held to maturity securities at amortized cost (estimated fair value of $50,540 and $42,144, respectively)	48,199	42,687
Loans	2,175,973	2,125,084
Less: allowance for credit losses	(26,349)	(26,721)
Loans, net	2,149,624	2,098,363
Equity securities at fair value	3,354	2,593
Nonmarketable equity securities	17,021	16,502
Bank premises and equipment, net of accumulated depreciation of $23,836 and $21,853, respectively	39,534	40,705
Other real estate owned, net	3,374	5,218
Accrued interest receivable	14,289	14,423
Deferred tax asset	14,050	17,120
Goodwill and other intangible assets, net	41,184	41,696
Bank owned life insurance	69,188	59,703
Other assets	21,112	24,759
Total assets	$2,833,048	$2,722,812

LIABILITIES
Deposits:
Noninterest-bearing	$445,986	$432,143
Interest-bearing	1,904,263	1,913,801
Total deposits	2,350,249	2,345,944
Advances from Federal Home Loan Bank	116,000	67,215
Repurchase agreements	11,183	8,376
Subordinated debt, net of unamortized issuance costs	16,738	16,697
Junior subordinated debt	8,830	8,733
Accrued taxes and other liabilities	28,975	34,551
Total liabilities	2,531,975	2,481,516

Commitments and contingencies (Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized; 6.5% Series A Non-Cumulative Perpetual Convertible Preferred Stock; 32,500 shares ($1,000 liquidation preference) issued and outstanding at December 31, 2025 and none issued and outstanding at December 31, 2024	30,353	—
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 9,798,948 and 9,828,413 shares issued and outstanding, respectively	9,799	9,828
Surplus	146,133	146,890
Retained earnings	150,510	132,935
Accumulated other comprehensive loss	(35,722)	(48,357)
Total stockholders’ equity	301,073	241,296
Total liabilities and stockholders’ equity	$2,833,048	$2,722,812

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	For the years ended December 31,
	2025	2024	2023
INTEREST INCOME
Interest and fees on loans	$126,732	$128,498	$117,892
Interest on investment securities
Taxable	11,940	11,047	12,372
Tax-exempt	2,743	1,249	693
Other interest income	2,601	3,071	2,244
Total interest income	144,016	143,865	133,201

INTEREST EXPENSE
Interest on deposits	57,868	61,510	42,072
Interest on borrowings	5,375	12,602	16,609
Total interest expense	63,243	74,112	58,681
Net interest income	80,773	69,753	74,520

Reversal of credit losses	(3,391)	(3,480)	(2,000)
Net interest income after reversal of credit losses	84,164	73,233	76,520

NONINTEREST INCOME
Service charges on deposit accounts	3,256	3,241	3,090
Gain (loss) on call or sale of investment securities, net	18	(753)	(323)
(Loss) gain on sale or disposition of fixed assets, net	(8)	427	(1,323)
Gain (loss) on sale of other real estate owned, net	29	683	(114)
Gain on sale of loans	—	—	75
Servicing fees and fee income on serviced loans	—	—	14
Interchange fees	1,574	1,615	1,697
Income from bank owned life insurance	1,985	4,886	1,417
Change in the fair value of equity securities	261	413	(65)
Income from legal settlement	—	1,122	—
Other operating income	2,348	2,571	2,070
Total noninterest income	9,463	14,205	6,538
Income before noninterest expense	93,627	87,438	83,058

NONINTEREST EXPENSE
Depreciation and amortization	2,792	3,095	3,780
Salaries and employee benefits	40,228	38,615	37,143
Occupancy	2,667	2,576	2,994
Data processing	3,456	3,611	3,482
Marketing	429	370	302
Professional fees	2,076	1,797	1,933
Gain on early extinguishment of subordinated debt	—	(292)	—
Acquisition expense	1,036	—	—
Other operating expenses	13,057	13,260	12,996
Total noninterest expense	65,741	63,032	62,630
Income before income tax expense	27,886	24,406	20,428
Income tax expense	4,982	4,154	3,750
Net income	22,904	20,252	16,678
Preferred stock dividends declared	1,056	—	—
Net income available to common shareholders	$21,848	$20,252	$16,678

EARNINGS PER COMMON SHARE
Basic earnings per common share	$2.22	$2.06	$1.69
Diluted earnings per common share	2.13	2.04	1.69

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the years ended December 31,
	2025	2024	2023
Net income	$22,904	$20,252	$16,678
Other comprehensive income (loss):
Investment securities:
Unrealized gain (loss), available for sale, net of tax expense (benefit) of $3,423, ($1,026), and $951, respectively	12,650	(3,805)	3,510
Reclassification of realized (gain) loss, available for sale, net of tax (expense) benefit of ($3), $158, and $67, respectively	(15)	595	256
Total other comprehensive income (loss)	12,635	(3,210)	3,766
Total comprehensive income	$35,539	$17,042	$20,444

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance, January 1, 2023	$—	$9,902	$146,587	$108,206	$(48,913)	$215,782
Cumulative effect of adoption of ASC 326, net	—	—	—	(4,295)	—	(4,295)
Surrendered shares	—	(22)	(330)	—	—	(352)
Shares repurchased	—	(222)	(2,804)	—	—	(3,026)
Options exercised	—	8	97	—	—	105
Common stock dividends declared, $0.395 per share	—	—	—	(3,878)	—	(3,878)
Stock-based compensation	—	82	1,906	—	—	1,988
Net income	—	—	—	16,678	—	16,678
Other comprehensive income, net	—	—	—	—	3,766	3,766
Balance, December 31, 2023	—	9,748	145,456	116,711	(45,147)	226,768
Surrendered shares	—	(95)	(1,401)	—	—	(1,496)
Shares repurchased	—	(19)	(286)	—	—	(305)
Options exercised	—	96	1,263	—	—	1,359
Common stock dividends declared, $0.41 per share	—	—	—	(4,028)	—	(4,028)
Stock-based compensation	—	98	1,858	—	—	1,956
Net income	—	—	—	20,252	—	20,252
Other comprehensive loss, net	—	—	—	—	(3,210)	(3,210)
Balance, December 31, 2024	—	9,828	146,890	132,935	(48,357)	241,296
Surrendered shares	—	(57)	(951)	—	—	(1,008)
Shares repurchased	—	(114)	(2,179)	—	—	(2,293)
Options exercised	—	34	501	—	—	535
Common stock dividends declared, $0.435 per share	—	—	—	(4,273)	—	(4,273)
Preferred stock dividends declared, $32.50 per share	—	—	—	(1,056)	—	(1,056)
Preferred stock issuance, net of issuance costs	30,353	—	—	—	—	30,353
Stock-based compensation	—	108	1,872	—	—	1,980
Net income	—	—	—	22,904	—	22,904
Other comprehensive income, net	—	—	—	—	12,635	12,635
Balance, December 31, 2025	$30,353	$9,799	$146,133	$150,510	$(35,722)	$301,073

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$22,904	$20,252	$16,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,792	3,095	3,780
Reversal of credit losses	(3,391)	(3,480)	(2,000)
Net amortization (accretion) of purchase accounting adjustments	59	(32)	(274)
Provision for other real estate owned	434	233	—
Net accretion of securities	(673)	(62)	(62)
(Gain) loss on call or sale of investment securities, net	(18)	753	323
Loss (gain) on sale or disposition of fixed assets, net	8	(427)	1,323
(Gain) loss on sale of other real estate owned, net	(29)	(683)	114
Gain on sale of loans	—	—	(75)
Gain on early extinguishment of subordinated debt	—	(292)	—
FHLB stock dividend	(273)	(194)	(642)
Stock-based compensation	1,980	1,956	1,988
Deferred taxes	(349)	659	(350)
Net change in value of BOLI	(1,985)	(1,771)	(1,417)
Gain on BOLI death benefit proceeds	—	(3,115)	—
Amortization of subordinated debt issuance costs	42	83	95
Change in the fair value of equity securities	(261)	(413)	65
Net change in:
Accrued interest receivable	135	(57)	(518)
Other assets	(2,009)	376	5,772
Accrued taxes and other liabilities	(1,150)	(954)	1,447
Net cash provided by operating activities	18,216	15,927	26,247

Cash flows from investing activities
Proceeds from sales of investment securities available for sale	—	18,048	14,974
Purchases of securities available for sale	(74,974)	(27,590)	(107,904)
Purchases of securities held to maturity	(8,300)	(27,000)	(14,056)
Proceeds from maturities, prepayments and calls of investment securities available for sale	52,231	35,576	140,712
Proceeds from maturities, prepayments and calls of investment securities held to maturity	2,783	4,779	1,879
Proceeds from redemption or sale of nonmarketable equity securities	2,491	1,872	17,429
Purchases of nonmarketable equity securities	(2,738)	(4,763)	(4,196)
Purchases of equity securities at fair value	(500)	(1,000)	—
Net (increase) decrease in loans	(49,530)	83,283	41,999
Proceeds from sales of other real estate owned	3,126	2,070	1,484
Proceeds from sales of fixed assets	—	1,341	42
Purchases of loans	—	—	(163,842)
Purchases of fixed assets	(1,383)	(506)	(1,072)
Purchases of BOLI	(7,500)	(10,000)	—
Proceeds from surrender of BOLI	—	8,440	—
Proceeds from BOLI death benefits	—	5,540	—
Purchases of other investments	(230)	(319)	(617)
Distributions from investments	618	294	274
Cash paid for branch sale to First Community Bank, net of cash received	—	—	(596)
Net cash (used in) provided by investing activities	(83,906)	90,065	(73,490)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)

	For the years ended December 31,
	2025	2024	2023
Cash flows from financing activities
Net increase in customer deposits	4,313	90,291	188,125
Net increase (decrease) in repurchase agreements	2,807	(257)	8,633
Net increase (decrease) in short-term FHLB advances	28,785	7,215	(333,500)
Net (decrease) increase in borrowings under the BTFP	—	(212,500)	212,500
Proceeds from long-term FHLB advances	20,000	60,000	—
Repayment of long-term FHLB advances	—	(23,500)	(30,000)
Cash dividends paid on common stock	(4,227)	(3,972)	(3,844)
Payments to repurchase common stock	(2,293)	(305)	(3,026)
Proceeds from stock options exercised	63	337	105
Proceeds from preferred stock offering, net of issuance costs	30,353	—	—
Cash dividends paid on preferred stock	(528)	—	—
Extinguishment of subordinated debt	—	(27,388)	—
Net cash provided by (used in) financing activities	79,273	(110,079)	38,993
Net increase (decrease) in cash and cash equivalents	13,583	(4,087)	(8,250)
Cash and cash equivalents, beginning of period	27,922	32,009	40,259
Cash and cash equivalents, end of period	$41,505	$27,922	$32,009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest on deposits and borrowings	$63,119	$74,463	$56,773
Income taxes total	5,889	3,101	2,899
Federal	5,630	2,990	2,828
State	259	111	71
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
Transfer from loans to other real estate owned	$1,687	$1,975	$3,930
Transfer from bank premises and equipment to other real estate owned	—	424	1,425

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Investar Holding Corporation is a financial holding company headquartered in Baton Rouge, Louisiana, that provides, through its wholly-owned subsidiary, Investar Bank, National Association, full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals, and small to medium-sized businesses throughout its markets in south Louisiana, Texas and Alabama.

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

Other estimates that are susceptible to significant change in the near term relate to the allowance for off-balance sheet credit losses, the fair value of stock-based compensation awards, the determination of an ACL for investment securities, and the fair value of financial instruments and goodwill.

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

Investment Securities

The Company classifies and accounts for its investment securities as follows:

•

HTM Securities: bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

•

AFS Securities: consist of bonds, notes, and debentures that are available to meet the Company’s operating needs. These securities are reported at fair value. Unrealized holding gains and losses, net of tax, on AFS securities are reported as a net amount in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses on the sale of AFS securities are determined using the specific identification method.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the unpaid principal balance outstanding, net of purchase premiums or discounts, deferred income (net of costs), any direct principal charge-offs, and any ACL. Interest on loans is accrued based on the stated rate. Loan origination fees, net of direct loan origination costs, and commitment fees, are deferred and amortized as an adjustment to yield using the effective interest method over the life of the loan, or over the commitment period, as applicable.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more; however, management may elect to continue the accrual when a loan is well secured and in the process of collection. Any unpaid interest previously accrued on nonaccrual loans is reversed from interest income. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period of repayment performance by the borrower.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

For loan participations, the participating interests sold are recorded as a reduction of the loan portfolio. Loan participations that do not meet the definition of a participating interest are accounted for as secured borrowings.

See “Acquisition Accounting” below for accounting treatment of loans acquired through business acquisitions.

Allowance for Credit Losses

The ACL represents the measurement of all expected credit losses for financial assets accounted for on an amortized cost basis. Expected losses at the reporting date are calculated based on historical experience, current conditions, and reasonable and supportable forecasts. The lifetime expected credit losses are recorded at the time the financial asset is originated or acquired and adjusted each period as a provision for credit losses for changes in expected lifetime credit losses. The Company developed a CECL model methodology that calculates expected credit losses over the life of the portfolio by analyzing the composition, characteristics and quality of the loan and securities portfolios, as well as prevailing economic conditions and forecasts. The Company’s CECL calculation estimates loan losses using a combination of discounted cash flow and remaining life analyses, which is a type of loss rate methodology that uses an average loss rate and applies it to future expected outstanding balances of the pool. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, when necessary, the model reverts back to the historical loss rates adjusted for qualitative factors related to current conditions using a four-quarter reversion period.

The ACL is measured on a pool basis when similar risk characteristics exist and is maintained at an amount which management believes is a current estimate of the expected credit losses for the full life of the relevant pool of loans and related unfunded lending commitments. For discounted cash flow modeling purposes, loan pools include: commercial and industrial, construction and development, commercial real estate (nonowner-occupied and multifamily), commercial real estate (owner-occupied), home equity lines of credit and junior liens, consumer and residential senior liens. For remaining life modeling purposes, loan pools include: agriculture and farmland, automotive, credit cards and other loans, which primarily consist of public finance. Management periodically reassesses each pool to confirm that the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary. For each pool of loans, the Company evaluates and applies qualitative adjustments to the calculated ACL based on several factors, including, but not limited to, changes in current and expected future economic conditions, changes in the nature and volume of the portfolio, changes in levels of concentrations, changes in the volume and severity of past due loans, changes in lending policies and personnel, changes in the competitive and regulatory environment of the banking industry and changes in other external factors. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded lending commitments to calculate an ACL.

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

Equity Securities

Equity securities at fair value include marketable securities in corporate stocks and mutual funds which totaled $3.4 million and $2.6 million at  December 31, 2025 and  December 31, 2024, respectively. Realized gains and losses on the sale of equity securities are determined using the average cost method.

Nonmarketable equity securities primarily consist of FHLB stock and FRB stock. Members of the FHLB and FRB are required to own a certain amount of stock based on the level of borrowings and other factors and  may invest in additional amounts. FHLB stock and FRB stock are carried at cost, restricted as to redemption, and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income. Nonmarketable equity securities also include investments in other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of nonmarketable equity securities at December 31, 2025 and 2024 was $17.0 million and $16.5 million, respectively.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Bank Premises and Equipment and Leases

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill and other intangible assets deemed to have an indefinite useful life are not amortized but instead are subject to review for impairment annually, or more frequently if deemed necessary.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment. If impaired, the asset is written down to its estimated fair value. No impairment charges have been recognized through December 31, 2025. Core deposit intangibles representing the value of the acquired core deposit base are generally recorded in connection with business combinations involving banks and branch locations. The Company’s policy is to amortize core deposit intangibles over the estimated useful life of the deposit base. The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant revision of the remaining period of amortization. The Company’s core deposit intangibles are currently amortized using the sum-of-the-years-digits basis over 10 to 15 years. See Note 7. Goodwill and Other Intangible Assets, for additional information.

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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Repurchase Agreements

Repurchase agreements are secured borrowings treated as financing activities and are carried at the amounts at which the securities were sold plus accrued interest. Repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of setoff in the event of default or in the event of bankruptcy of either party to the transactions. Repurchase agreements are reported to these arrangements on a gross basis.

Stock-Based Compensation

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

Derivative Financial Instruments

Derivatives are recognized as assets or liabilities in the balance sheet at fair value. Derivatives executed with the same counterparty are generally subject to master netting arrangements; however, fair value amounts recognized for derivative financial instruments and fair value amounts recognized for the right or obligation to reclaim or return cash collateral are not offset for financial reporting purposes.

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

Derivatives which are designated and qualify as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For hedging relationships that are highly effective, the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated. If it is determined that hedge effectiveness has not been or will not continue to be highly effective, then the hedge designation ceases and any gain or loss in AOCI is recognized in earnings immediately.

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

Deferred taxes are determined utilizing the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the reported amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The Company has adopted accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. An income tax position will be recognized as a benefit only if it is more likely than not that it will be sustained upon examination by the Internal Revenue Service, based upon its technical merits. Once that status is met, the amount recorded will be the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The Company recognizes interest and penalties on income taxes as a component of income tax expense. There were no material penalties or related interest for the years ended December 31, 2025, 2024 or 2023.

Transfer of Financial Assets

Transfers of financial assets in which the Company has surrendered control over the transferred assets are accounted for as sales. Control over transferred assets is deemed to be surrendered when the assets have been legally isolated from the Company, the transferee obtains the right to pledge or exchange the transferred assets with no conditions that constrain the transferee, and the Company does not maintain effective control over the transferred assets. When a transfer is accounted for as a sale, the transferred assets are derecognized from the balance sheet and a gain or loss on sale is recognized in noninterest income in the accompanying consolidated statements of income. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability.

Revenue Recognition

The Company’s primary sources of revenue are derived from interest earned on loans, investment securities, and other financial instruments that are not within the scope of FASB ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and primarily include fees from deposit accounts, merchant services, ATM and debit card fees, servicing fees, interchange fees, and other miscellaneous services and transactions.

Revenue is recognized when transactions occur or as services are performed over primarily monthly or quarterly periods, and payment is typically received in the period the transactions occur. Fees may be fixed or, where applicable, based on a percentage of transaction size. Therefore, there is limited judgment involved in applying ASC 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the accompanying consolidated statements of income is not necessary.

Earnings Per Common Share

Basic earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings distributed and undistributed are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities (i.e. unvested time-vested restricted stock), not subject to performance-based measures.

Earnings per common share is computed in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by using net income available to common shareholders plus dividends declared on dilutive convertible preferred stock, divided by the sum of 1) the weighted average number of shares determined for the basic earnings per common share computation, 2) the dilutive effect of stock-based compensation using the treasury stock method, and 3) the dilutive effect of convertible preferred stock using the if-converted method. A reconciliation of the weighted average common shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 22. Earnings Per Common Share.

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

Loans acquired in a business combination are recorded at their estimated fair value as of the acquisition date. The fair value of loans acquired is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest prepayments, estimated payments, estimated default rates, estimated loss severity in the event of defaults, and current market rates. The fair value adjustment for performing acquired loans is accreted over the life of the loan using the effective interest method. In addition, an initial ACL is estimated and recorded as provision for credit losses on loans at the acquisition date. Acquired performing loans are evaluated using a similar allowance methodology as the legacy portfolio.

Loans acquired in a business combination that have evidence of more-than-insignificant deterioration in credit quality since origination are considered PCD loans. At acquisition, the CECL estimate for PCD loans is recognized through the ACL with an offset to the amortized cost basis of the PCD asset to establish the initial amortized cost basis of the PCD loans. Any difference between the amortized cost basis and the unpaid principal balance of PCD loans is considered to relate to noncredit factors, resulting in a premium or discount that is amortized to interest income over the life of the loan using the effective interest method. Subsequent changes in the ACL for PCD assets are recognized through a provision for credit losses on loans.

Treasury Stock

The Louisiana Business Corporation Act does not include the concept of treasury stock. Rather, shares purchased by the Company constitute authorized but unissued shares. Accounting principles generally accepted in the United States of America state that accounting for treasury stock shall conform to state law. The Company’s consolidated financial statements as of December 31, 2025, 2024 and 2023 reflect this principle. The cost of shares purchased by the Company has been allocated to common stock and surplus balances.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Accounting Standards Adopted in 2025

FASB ASC Topic 740 “Income Taxes - Improvements to Income Tax Disclosures” Update No. 2023-09 (“ASU 2023-09”). On January 1, 2025, the Company adopted ASU 2023-09 using the retrospective method, which enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disclosure of additional categories of information about federal, state and foreign income taxes in the rate reconciliation table and requires companies to provide more information about the reconciling items in some categories if a quantitative threshold is met. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements. The Company provided the required disclosures in Note 16. Income Taxes.

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

FASB ASC Topic 326 “Financial Instruments - Credit Losses (Topic 326): Purchased Loans.” Update No. 2025-08 (“ASU 2025-08”). In November 2025, the FASB issued ASU 2025-08, which expands the scope of the “gross‑up” method, formerly applicable only to PCD assets, to include acquired non‑PCD loans that meet certain criteria, now referred to as PSLs. Under this model, an ACL is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one provision expense previously required for non‑PCD assets. PSLs are defined as non‑PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination. ASU 2025-08 is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods, and must be applied prospectively. Early adoption is permitted in interim or annual reporting periods in which financial statements have not yet been issued. An entity that adopts the amendments in an interim reporting period may apply them as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. The Company expects to early adopt ASU 2025-08 for the annual reporting period beginning on January 1, 2026. We are currently unable to reasonably estimate the impact of adopting ASU 2025-08 and will apply the guidance to loans purchased on or after January 1, 2026.

FASB ASC Topic 815 “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” Update No. 2025-09 (“ASU 2025-09”). In November 2025, the FASB issued ASU 2025-09, which aligns hedge accounting more closely with an entity’s economic risk management practices. Key amendments include (i) to allow designating a variable price component of a nonfinancial forecasted purchase or sale as the hedged risk, (ii) to allow grouping individual forecasted transactions with similar (not identical) risk exposures, (iii) a new model for hedging forecasted interest on variable-rate debt, enabling changes in index or tenor without dedesignation, subject to simplifying assumptions, and (iv) additional clarifications related to hedge accounting of nonfinancial components, net written options, and dual-hedge strategies. ASU 2025-09 is effective on a prospective basis for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. ASU 2025-09 is not expected to have a significant impact on our financial statements.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 2. INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$18,910	$54	$(213)	$18,751
Obligations of state and political subdivisions	17,736	43	(1,497)	16,282
Corporate bonds	25,922	95	(1,335)	24,682
Residential mortgage-backed securities	282,849	716	(36,186)	247,379
Commercial mortgage-backed securities	70,585	118	(7,183)	63,520
Total	$416,002	$1,026	$(46,414)	$370,614

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$15,985	$47	$(325)	$15,707
Obligations of state and political subdivisions	18,363	—	(2,243)	16,120
Corporate bonds	29,772	8	(2,513)	27,267
Residential mortgage-backed securities	256,272	39	(47,543)	208,768
Commercial mortgage-backed securities	72,172	133	(9,046)	63,259
Total	$392,564	$227	$(61,670)	$331,121

The Company calculates realized gains and losses on sales of debt securities under the specific identification method. Proceeds from sales of investment securities classified as AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Twelve months ended December 31,
	2025	2024	2023
Proceeds from sales	$—	$18,048	$14,974
Gross gains	$—	$—	$2
Gross losses	$—	$(754)	$(325)

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of state and political subdivisions	$46,331	$2,518	$(3)	$48,846
Residential mortgage-backed securities	1,868	—	(174)	1,694
Total	$48,199	$2,518	$(177)	$50,540

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of state and political subdivisions	$40,618	$70	$(365)	$40,323
Residential mortgage-backed securities	2,069	—	(248)	1,821
Total	$42,687	$70	$(613)	$42,144

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of December 31, 2025 or December 31, 2024.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The approximate fair value of AFS securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$5,669	$(18)	$3,017	$(195)	$8,686	$(213)
Obligations of state and political subdivisions	—	—	14,330	(1,497)	14,330	(1,497)
Corporate bonds	3,169	(32)	14,196	(1,303)	17,365	(1,335)
Residential mortgage-backed securities	11,982	(97)	192,175	(36,089)	204,157	(36,186)
Commercial mortgage-backed securities	9,865	(70)	41,810	(7,113)	51,675	(7,183)
Total	$30,685	$(217)	$265,528	$(46,197)	$296,213	$(46,414)

	Less than 12 Months		12 Months or More		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$5,505	$(20)	$4,012	$(305)	$9,517	$(325)
Obligations of state and political subdivisions	3,434	(99)	12,686	(2,144)	16,120	(2,243)
Corporate bonds	1,947	(5)	24,326	(2,508)	26,273	(2,513)
Residential mortgage-backed securities	5,432	(103)	198,803	(47,440)	204,235	(47,543)
Commercial mortgage-backed securities	9,226	(134)	42,293	(8,912)	51,519	(9,046)
Total	$25,544	$(361)	$282,120	$(61,309)	$307,664	$(61,670)

At  December 31, 2025, 675 of the Company’s AFS securities had unrealized losses totaling 13.5% of the individual securities’ amortized cost basis and 11.2% of the Company’s total amortized cost basis of the AFS investment securities portfolio. At such date, 610 of the 675 securities had been in a continuous loss position for over 12 months.

The approximate fair value of HTM securities, and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political subdivisions	$—	$—	$2,060	$(3)	$2,060	$(3)
Residential mortgage-backed securities	—	—	1,694	(174)	1,694	(174)
Total	$—	$—	$3,754	$(177)	$3,754	$(177)

	Less than 12 Months		12 Months or More		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political subdivisions	$10,795	$(209)	$2,458	$(156)	$13,253	$(365)
Residential mortgage-backed securities	—	—	1,821	(248)	1,821	(248)
Total	$10,795	$(209)	$4,279	$(404)	$15,074	$(613)

Unrealized losses are generally due to changes in market interest rates. The Company has the intent to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. The unrealized losses in obligations of state and political subdivisions were caused by interest rate changes. These securities generally benefit from stable, dedicated revenue sources and a legal framework that prioritizes bondholder payments, which significantly mitigates credit risk. The unrealized losses in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. These securities are either guaranteed by the U.S. government or by a government sponsored enterprise and are generally considered to be risk-free. Due to the nature of the investments, current market prices, and the current interest rate environment, the Company determined that these declines were not attributable to credit losses at December 31, 2025 and 2024.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The amortized cost and approximate fair value of investment debt securities, by contractual maturity, are shown below as of December 31, 2025 (dollars in thousands). Actual maturities may differ from contractual maturities due to mortgage-backed securities whereby borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain callable bonds whereby the issuer has the option to call the bonds prior to contractual maturity.

	Available for Sale		Held to Maturity
December 31, 2025	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$5,177	$5,190	$—	$—
Due after one year through five years	25,310	24,793	2,064	2,061
Due after five years through ten years	30,711	29,415	7,540	7,650
Due after ten years	354,804	311,216	38,595	40,829
Total debt securities	$416,002	$370,614	$48,199	$50,540

Accrued interest receivable on the Company’s investment securities was $2.2 million and $1.9 million at  December 31, 2025 and  December 31, 2024, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

At December 31, 2025, securities with a carrying value of $75.6 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $68.1 million in pledged securities at December 31, 2024.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	December 31,
	2025	2024
Construction and development	$147,980	$154,553
1-4 Family	376,238	396,815
Multifamily	130,005	84,576
Farmland	4,788	6,977
Commercial real estate	912,268	944,548
Total mortgage loans on real estate	1,571,279	1,587,469
Commercial and industrial	595,263	526,928
Consumer	9,431	10,687
Total loans	$2,175,973	$2,125,084

Unamortized premiums and discounts on loans, included in the total loans balances above, were $0.1 million at  December 31, 2025 and  December 31, 2024. Unearned income, or deferred fees, on loans was $1.6 million and $1.0 million at  December 31, 2025 and  December 31, 2024, respectively, and is also included in the total loans balance in the table above.

The tables below provide an analysis of the aging of loans as of  December 31, 2025 and  December 31, 2024 (dollars in thousands).

	December 31, 2025
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$147,862	$56	$19	$43	$147,980	$—
1-4 Family	365,725	4,442	1,950	4,121	376,238	—
Multifamily	130,005	—	—	—	130,005	—
Farmland	4,788	—	—	—	4,788	—
Commercial real estate	908,687	—	2,032	1,549	912,268	—
Total mortgage loans on real estate	1,557,067	4,498	4,001	5,713	1,571,279	—
Commercial and industrial	594,886	291	81	5	595,263	2
Consumer	9,388	9	4	30	9,431	—
Total loans	$2,161,341	$4,798	$4,086	$5,748	$2,175,973	$2

	December 31, 2024
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$154,461	$86	$—	$6	$154,553	$—
1-4 Family	387,782	5,200	1,054	2,779	396,815	—
Multifamily	84,576	—	—	—	84,576	—
Farmland	6,977	—	—	—	6,977	—
Commercial real estate	942,493	458	48	1,549	944,548	—
Total mortgage loans on real estate	1,576,289	5,744	1,102	4,334	1,587,469	—
Commercial and industrial	526,329	64	270	265	526,928	—
Consumer	10,377	87	65	158	10,687	2
Total loans	$2,112,995	$5,895	$1,437	$4,757	$2,125,084	$2

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The tables below provide an analysis of nonaccrual loans as of  December 31, 2025 and  December 31, 2024 (dollars in thousands).

	December 31, 2025
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
Construction and development	$59	$—	$59
1-4 Family	4,122	991	5,113
Multifamily	—	—	—
Farmland	—	—	—
Commercial real estate	940	2,991	3,931
Total mortgage loans on real estate	5,121	3,982	9,103
Commercial and industrial	84	—	84
Consumer	69	3	72
Total loans	$5,274	$3,985	$9,259

	December 31, 2024
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
Construction and development	$24	$—	$24
1-4 Family	1,475	2,336	3,811
Multifamily	—	—	—
Farmland	—	—	—
Commercial real estate	4,168	123	4,291
Total mortgage loans on real estate	5,667	2,459	8,126
Commercial and industrial	252	230	482
Consumer	211	5	216
Total loans	$6,130	$2,694	$8,824

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower  may be unable to meet payment obligations as they become due. In determining whether or not a borrower  may be unable to meet payment obligations for each class of loans, the borrower’s debt service capacity is considered through the analysis of current financial information, if available, and/or current information with regard to the collateral position. Loans are placed on nonaccrual status when (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans  may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan  may be returned to accrual status when all the principal and interest amounts contractually due are brought current and payment of future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower. No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the years ended  December 31, 2025 and 2024.

Collateral Dependent Loans

Collateral dependent loans are loans for which the repayments, on the basis of the Company’s assessment at the reporting date, are expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Loans that do not share risk characteristics are excluded from the loan pools and evaluated on an individual basis, and the Company has determined to evaluate collateral dependent loans individually for impairment. The ACL for collateral dependent loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The Company’s collateral dependent loans include all nonaccrual loans shown in the tables above at December 31, 2025 and 2024. The types of collateral that secure collateral dependent loans are discussed under “Portfolio Segment Risk Factors” below.

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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The tables below present the Company’s loan portfolio by year of origination, category, and credit quality indicator as of  December 31, 2025 and  December 31, 2024 (dollars in thousands). Loans acquired are shown in the tables by origination year. The Company had an immaterial amount of revolving loans converted to term loans at  December 31, 2025 and  December 31, 2024.

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Construction and development
Pass	$55,625	$34,770	$16,812	$7,549	$2,729	$2,513	$17,105	$137,103
Special Mention	—	—	—	—	—	—	—	—
Substandard	627	—	4,659	4,822	710	59	—	10,877
Total construction and development	$56,252	$34,770	$21,471	$12,371	$3,439	$2,572	$17,105	$147,980

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 Family
Pass	$11,627	$9,164	$32,814	$86,613	$67,255	$104,643	$57,576	$369,692
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	58	415	2,405	744	2,703	221	6,546
Total 1-4 family	$11,627	$9,222	$33,229	$89,018	$67,999	$107,346	$57,797	$376,238

Current-period gross charge-offs	$—	$—	$—	$(47)	$(10)	$(23)	$—	$(80)

Multifamily
Pass	$39,307	$1,568	$22,836	$45,255	$11,400	$5,616	$—	$125,982
Special Mention	—	—	—	—	—	3,853	—	3,853
Substandard	—	—	—	—	—	170	—	170
Total multifamily	$39,307	$1,568	$22,836	$45,255	$11,400	$9,639	$—	$130,005

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$1,147	$68	$457	$109	$358	$2,163	$486	$4,788
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total farmland	$1,147	$68	$457	$109	$358	$2,163	$486	$4,788

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$129,724	$44,915	$66,947	$266,080	$162,367	$208,716	$7,797	$886,546
Special Mention	—	—	—	—	1,548	3,840	—	5,388
Substandard	6,032	2,534	121	120	4,359	7,168	—	20,334
Total commercial real estate	$135,756	$47,449	$67,068	$266,200	$168,274	$219,724	$7,797	$912,268

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$104,768	$14,470	$22,265	$107,550	$17,430	$14,734	$313,496	$594,713
Special Mention	193	—	—	—	—	—	273	466
Substandard	—	—	—	—	—	84	—	84
Total commercial and industrial	$104,961	$14,470	$22,265	$107,550	$17,430	$14,818	$313,769	$595,263

Current-period gross charge-offs	$—	$(28)	$(78)	$(7)	$(24)	$—	$(132)	$(269)

Consumer
Pass	$4,331	$1,625	$1,246	$700	$205	$655	$571	$9,333
Special Mention	—	—	—	—	—	—	—	—
Substandard	2	1	15	5	—	75	—	98
Total consumer	$4,333	$1,626	$1,261	$705	$205	$730	$571	$9,431

Current-period gross charge-offs	$(71)	$(6)	$(12)	$(11)	$(7)	$(1)	$(2)	$(110)

Total loans
Pass	$346,529	$106,580	$163,377	$513,856	$261,744	$339,040	$397,031	$2,128,157
Special Mention	193	—	—	—	1,548	7,693	273	9,707
Substandard	6,661	2,593	5,210	7,352	5,813	10,259	221	38,109
Total loans	$353,383	$109,173	$168,587	$521,208	$269,105	$356,992	$397,525	$2,175,973

Current-period gross charge-offs	$(71)	$(34)	$(90)	$(65)	$(41)	$(24)	$(134)	$(459)

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Construction and development
Pass	$53,448	$36,560	$26,585	$3,583	$2,176	$1,754	$19,946	$144,052
Special Mention	—	374	—	737	—	—	—	1,111
Substandard	—	4,524	4,842	—	18	6	—	9,390
Total construction and development	$53,448	$41,458	$31,427	$4,320	$2,194	$1,760	$19,946	$154,553

Current-period gross charge-offs	$—	$—	$(77)	$(72)	$—	$—	$—	$(149)

1-4 Family
Pass	$12,039	$38,426	$92,502	$72,848	$53,300	$70,854	$51,424	$391,393
Special Mention	61	—	—	—	—	2	—	63
Substandard	170	352	902	931	752	2,079	173	5,359
Total 1-4 family	$12,270	$38,778	$93,404	$73,779	$54,052	$72,935	$51,597	$396,815

Current-period gross charge-offs	$(86)	$—	$(42)	$—	$—	$(120)	$—	$(248)

Multifamily
Pass	$1,639	$7,538	$47,070	$11,994	$3,400	$6,796	$199	$78,636
Special Mention	—	—	—	—	—	3,940	—	3,940
Substandard	—	—	649	—	1,351	—	—	2,000
Total multifamily	$1,639	$7,538	$47,719	$11,994	$4,751	$10,736	$199	$84,576

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$72	$1,605	$1,290	$633	$892	$1,508	$977	$6,977
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total farmland	$72	$1,605	$1,290	$633	$892	$1,508	$977	$6,977

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$51,071	$77,895	$293,519	$202,461	$159,968	$134,164	$7,993	$927,071
Special Mention	—	251	—	1,662	162	157	—	2,232
Substandard	3,178	648	1,321	3,986	2,901	3,094	117	15,245
Total commercial real estate	$54,249	$78,794	$294,840	$208,109	$163,031	$137,415	$8,110	$944,548

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$45,894	$38,599	$120,877	$24,351	$7,612	$15,842	$272,853	$526,028
Special Mention	—	—	—	—	—	—	418	418
Substandard	23	—	6	24	—	235	194	482
Total commercial and industrial	$45,917	$38,599	$120,883	$24,375	$7,612	$16,077	$273,465	$526,928

Current-period gross charge-offs	$—	$—	$(18)	$—	$—	$—	$(812)	$(830)

Consumer
Pass	$4,043	$2,602	$1,307	$824	$200	$821	$645	$10,442
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	144	6	—	12	83	—	245
Total consumer	$4,043	$2,746	$1,313	$824	$212	$904	$645	$10,687

Current-period gross charge-offs	$(87)	$(6)	$(7)	$(2)	$—	$(25)	$(8)	$(135)

Total loans
Pass	$168,206	$203,225	$583,150	$316,694	$227,548	$231,739	$354,037	$2,084,599
Special Mention	61	625	—	2,399	162	4,099	418	7,764
Substandard	3,371	5,668	7,726	4,941	5,034	5,497	484	32,721
Total loans	$171,638	$209,518	$590,876	$324,034	$232,744	$241,335	$354,939	$2,125,084

Current-period gross charge-offs	$(173)	$(6)	$(144)	$(74)	$—	$(145)	$(820)	$(1,362)

The Company had no loans that were classified as Doubtful or Loss at December 31, 2025 or  December 31, 2024.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets, the balances of which were $44.7 million and $38.2 million as of December 31, 2025 and 2024, respectively. The total unpaid principal balances of loans where participating interests have been sold were approximately $239.2 million and $175.0 million at December 31, 2025 and 2024, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, directors and their immediate family members, as well as to companies in which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $34.7 million and $43.6 million as of December 31, 2025 and December 31, 2024, respectively. No related party loans were classified as nonperforming or nonaccrual at  December 31, 2025 or  December 31, 2024.

The table below shows the aggregate principal balance of loans to such related parties for the years ended December 31, 2025 and 2024 (dollars in thousands).

	December 31,
	2025	2024
Balance, beginning of period	$43,647	$46,000
New loans/changes in relationship	231	620
Repayments/changes in relationship	(9,129)	(2,973)
Balance, end of period	$34,749	$43,647

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Allowance for Credit Losses

The Company made the accounting policy election to exclude accrued interest receivable from the amortized cost of loans and the estimate of the ACL. Accrued interest receivable on the Company’s loans was $12.1 million and $12.5 million at  December 31, 2025 and  December 31, 2024, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

The table below shows a summary of the activity in the ACL for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands).

	December 31,
	2025	2024	2023
Balance, beginning of period	$26,721	$30,540	$24,364
ASC 326 adoption impact(1)	—	—	5,865
Reversal of credit losses on loans(2)	(3,774)	(3,191)	(1,964)
Charge-offs	(459)	(1,362)	(742)
Recoveries	3,861	734	3,017
Balance, end of period	$26,349	$26,721	$30,540

(1)	On January 1, 2023, the Company adopted ASC 326, which introduced a new model known as CECL.
(2)	For the year ended December 31, 2025, the $3.4 million reversal of credit losses on the consolidated statement of income includes a $3.8 million reversal of loan losses and a $0.4 million provision for unfunded loan commitments. For the year ended December 31, 2024, the $3.5 million reversal of credit losses on the consolidated statement of income includes a $3.2 million reversal of loan losses and a $0.3 million reversal of credit losses on unfunded loan commitments. For the year ended December 31, 2023, the $2.0 million reversal of credit losses on the consolidated statement of income includes a $2.0 million reversal of loan losses and a $36,000 reversal of credit losses on unfunded loan commitments.

The reversal of credit losses on loans for the year ended  December 31, 2025 was primarily due to a $3.3 million recovery during the first quarter of 2025 of loans previously charged off as a result of a property insurance settlement related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida. The reversal of credit losses on loans for the year ended  December 31, 2024 was primarily driven by a decrease in total loans, aging of existing loans, an improvement in the economic forecast and, to a lesser extent, the completion of our annual CECL allowance model recalibration, which resulted in lower historical loss rates. The reversal of credit losses on loans for the year ended  December 31, 2023 was primarily driven by net recoveries of $2.3 million in the loan portfolio primarily attributable to recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

The following tables outline the activity in the ACL by collateral type for the years ended December 31, 2025, 2024 and 2023, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of December 31, 2025, 2024 and 2023 (dollars in thousands).

	December 31, 2025
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,145	$5,603	$1,185	$8	$11,759	$6,933	$88	$26,721
Provision for (reversal of) credit losses on loans	176	429	629	(3)	(3,692)	(1,381)	68	(3,774)
Charge-offs	—	(80)	—	—	—	(269)	(110)	(459)
Recoveries	6	101	—	1	3,321	397	35	3,861
Ending balance	$1,327	$6,053	$1,814	$6	$11,388	$5,680	$81	$26,349
Ending allowance balance for loans individually evaluated for impairment	—	114	—	—	247	—	3	364
Ending allowance balance for loans collectively evaluated for impairment	1,327	5,939	1,814	6	11,141	5,680	78	25,985
Loans receivable:
Balance of loans individually evaluated for impairment	59	5,113	—	—	3,931	84	72	9,259
Balance of loans collectively evaluated for impairment	147,921	371,125	130,005	4,788	908,337	595,179	9,359	2,166,714
Total period-end balance	$147,980	$376,238	$130,005	$4,788	$912,268	$595,263	$9,431	$2,175,973

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	December 31, 2024
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,471	$9,129	$1,124	$2	$10,691	$6,920	$203	$30,540
Provision for (reversal of) credit losses on loans	(1,617)	(3,291)	61	(30)	1,068	628	(10)	(3,191)
Charge-offs	(149)	(248)	—	—	—	(830)	(135)	(1,362)
Recoveries	440	13	—	36	—	215	30	734
Ending balance	$1,145	$5,603	$1,185	$8	$11,759	$6,933	$88	$26,721
Ending allowance balance for loans individually evaluated for impairment	—	269	—	—	—	89	3	361
Ending allowance balance for loans collectively evaluated for impairment	1,145	5,334	1,185	8	11,759	6,844	85	26,360
Loans receivable:
Balance of loans individually evaluated for impairment	24	3,811	—	—	4,291	482	216	8,824
Balance of loans collectively evaluated for impairment	154,529	393,004	84,576	6,977	940,257	526,446	10,471	2,116,260
Total period-end balance	$154,553	$396,815	$84,576	$6,977	$944,548	$526,928	$10,687	$2,125,084

	December 31, 2023
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$2,555	$3,917	$999	$113	$10,718	$5,743	$319	$24,364
ASC 326 adoption impact	(75)	4,712	(84)	(99)	676	793	(58)	5,865
Provision for (reversal of) credit losses on loans	(84)	524	209	(12)	(2,922)	213	108	(1,964)
Charge-offs	—	(46)	—	—	(27)	(421)	(248)	(742)
Recoveries	75	22	—	—	2,246	592	82	3,017
Ending balance	$2,471	$9,129	$1,124	$2	$10,691	$6,920	$203	$30,540
Ending allowance balance for loans individually evaluated for impairment	212	187	—	—	—	114	25	538
Ending allowance balance for loans collectively evaluated for impairment	2,259	8,942	1,124	2	10,691	6,806	178	30,002
Loans receivable:
Balance of loans individually evaluated for impairment	789	4,178	—	—	216	468	119	5,770
Balance of loans collectively evaluated for impairment	189,582	409,608	105,946	7,651	937,492	542,953	11,617	2,204,849
Total period-end balance	$190,371	$413,786	$105,946	$7,651	$937,708	$543,421	$11,736	$2,210,619

Loan Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination of such concessions. Modifications that do not impact the contractual payments terms, such as covenant waivers, modification of a contingent acceleration clauses, and insignificant payment delays are not included in the disclosures. When principal forgiveness is provided, the amount of forgiveness is charged off against the ACL. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the years ended December 31, 2025 and 2024 the Company did not provide any modifications under these circumstances to borrowers experiencing financial difficulty. During the year ended December 31, 2023, the amount of loans that were modified to borrowers experiencing financial difficulty was immaterial.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 4. OTHER REAL ESTATE OWNED

The table below shows the activity in other real estate owned for the years ended December 31, 2025 and 2024 (dollars in thousands).

	Year ended	Year ended
	December 31, 2025	December 31, 2024
Balance, beginning of period	$5,218	$4,438
Additions	1,687	1,975
Transfers from bank premises and equipment	—	424
Sales of other real estate owned	(3,097)	(1,386)
Write-downs	(434)	(233)
Balance, end of period	$3,374	$5,218

For the year ended  December 31, 2025, additions to other real estate owned were driven by transfers of commercial real estate and 1-4 family loans to other real estate owned. During the year ended  December 31, 2025, the Company recorded $0.4 million of write-downs of other real estate owned related to a property that was part of the loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida, a former branch location based on a third-party appraisal, and a 1-4 family property.

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

At December 31, 2025 and 2024, approximately $2.0 million and $0.1 million, respectively, of loans secured by 1-4 family residential property were in the process of foreclosure. At December 31, 2025, other real estate owned included $0.7 million of foreclosed 1-4 family residential properties compared to $1.7 million at December 31, 2024.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 5. BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following as of the dates indicated (dollars in thousands).

	December 31,
	2025	2024
Land	$9,626	$9,626
Buildings and improvements	38,823	38,425
Furniture and equipment	10,915	10,615
Software	1,824	1,813
Construction-in-progress	411	41
ROU assets	1,771	2,038
Less: accumulated depreciation and amortization	(23,836)	(21,853)
Bank premises and equipment, net	$39,534	$40,705

Depreciation and amortization related to bank premises and equipment charged to noninterest expense was approximately $2.3 million, $2.5 million and $3.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

During the year ended  December 31, 2025, the Company recognized a loss of $8,000 included in “(Loss) gain on sale or disposition of fixed assets, net” in the accompanying consolidated statements of income related to the disposal of two ATMs.

During the year ended  December 31, 2024, the Company closed one branch in the Alabama market. The Company also transferred one piece of land previously being held for a future branch location, totaling $0.4 million, from “Bank premises and equipment, net” to “Other real estate owned, net” in the accompanying consolidated balance sheets. During the year ended  December 31, 2024, the Company recognized a gain of $0.4 million included in “(Loss) gain on sale or disposition of fixed assets, net” in the accompanying consolidated statements of income.

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

Quantitative information regarding the Company’s operating leases is presented below as of and for the years ended December 31, 2025 and 2024 (dollars in thousands).

	December 31,
	2025	2024
Total operating lease cost(1)	$449	$449
Weighted average remaining lease term (in years)	4.7	5.8
Weighted average discount rate	3.4%	3.3%

(1)	Short-term lease cost was immaterial for the periods presented.

At  December 31, 2025 and 2024, the Company’s operating lease ROU assets were $1.8 million and $2.0 million, respectively, and the Company’s related operating lease liabilities were $1.9 million and $2.1 million, respectively. The Company’s operating leases have remaining terms ranging from approximately two to six years, including extension options if the Company is reasonably certain they will be exercised.

Future obligations due under non-cancelable operating leases at December 31, 2025 are presented below (dollars in thousands).

2026	$459
2027	459
2028	405
2029	337
2030	223
Thereafter	127
Total lease payments	2,010
Less: imputed interest	(154)
Total lease obligations	$1,856

At December 31, 2025, the Company had not entered into any material leases that have not yet commenced.

The Bank owns its corporate headquarters building, the first floor of which is occupied by multiple tenants. The Bank, as lessor, also leases a portion of one of its branch locations. All tenant leases are operating leases. The Bank, as lessor, recognized lease income of $0.4 million in “Other operating income” in the accompanying consolidated statements of income for each of the years ended  December 31, 2025, 2024 and 2023.

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

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of goodwill, core deposit intangible assets arising from acquisitions, and a trademark intangible. At December 31, 2025 and 2024, “Goodwill and other intangible assets, net” in the accompanying consolidated balance sheets totaled $41.2 million and $41.7 million, respectively, and included no accumulated impairment losses.

The carrying amount of goodwill at December 31, 2025 and 2024 was $40.1 million. The trademark intangible had a carrying value of $0.1 million at December 31, 2025 and 2024.

The Company reviews the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if certain impairment indicators exist. The Company performed its annual impairment testing on October 31, 2025 and determined that there was no impairment to its goodwill or trademark intangible asset.

Core deposit intangibles have finite lives and are being amortized on an accelerated basis over their estimated useful lives, which range from 10 to 15 years. The table below shows a summary of the core deposit intangible assets as of the dates presented (dollars in thousands).

	December 31,
	2025	2024
Gross carrying amount	$7,486	$7,486
Accumulated amortization	(6,490)	(5,978)
Net carrying amount	$996	$1,508

Amortization expense for the core deposit intangible assets recorded in “Depreciation and amortization” in the accompanying consolidated statements of income totaled approximately $0.5 million, $0.6 million, and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The estimated remaining amortization expense for the Company’s core deposit intangible assets is displayed in the table below (dollars in thousands). The weighted average amortization period remaining for core deposit intangibles is 3.8 years.

2026	$398
2027	278
2028	161
2029	85
2030	59
Thereafter	15
$996

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 8. DEPOSITS

Deposits consisted of the following as of the dates presented (dollars in thousands).

	December 31,
	2025	2024
Noninterest-bearing demand deposits	$445,986	$432,143
Interest-bearing demand deposits	608,807	554,777
Money market deposits	255,500	191,548
Brokered demand deposits	2	47,320
Savings deposits	136,124	134,879
Brokered time deposits	204,069	245,520
Time deposits	699,761	739,757
Total deposits	$2,350,249	$2,345,944

The approximate scheduled maturities of time deposits, including brokered time deposits, for each of the next five years are shown below (dollars in thousands).

2026	$852,490
2027	26,229
2028	16,859
2029	2,306
2030	5,946
$903,830

The aggregate amount of time deposits in denominations of $250,000 or more at  December 31, 2025 and 2024 was approximately $166.8 million and $192.1 million, respectively.

Public funds deposits as of  December 31, 2025 totaled approximately $246.2 million and were secured by investment securities with a carrying value of approximately $63.5 million and FHLB letters of credit totaling $106.4 million. Public funds deposits as of  December 31, 2024 totaled approximately $194.0 million and were secured by investment securities with a carrying value of approximately $19.1 million and FHLB letters of credit totaling $126.2 million.

As of December 31, 2025 and 2024, total deposits outstanding to executive officers, directors and to companies in which they are principal owners amounted to approximately $14.7 million and $20.3 million, respectively.

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

Repurchase agreements mature on a daily basis. The total balance of repurchase agreements was $11.2 million and $8.4 million at  December 31, 2025 and  December 31, 2024, respectively. These funds were secured by investment securities with carrying values of approximately $12.1 million and $49.0 million at  December 31, 2025 and  December 31, 2024, respectively. The weighted average interest rate on repurchase agreements was 0.75% at  December 31, 2025 and 2024. The weighted average rate paid for repurchase agreements during the years ended December 31, 2025, 2024 and 2023 was 0.75%, 0.65% and 0.13%, respectively.

For additional information about the Company’s repurchase agreements, including the gross presentation, the effects of offsetting, and a net presentation, refer to Note 12. Derivative Financial Instruments.

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

The 2032 Notes have a stated maturity date of  April 15, 2032 and bear interest at a fixed rate of 5.125% per year from and including  April 6, 2022 to but excluding  April 15, 2027 or earlier redemption date. From  April 15, 2027 to but excluding the stated maturity date or earlier redemption date, the 2032 Notes will bear interest at a floating rate equal to the then current three-month term SOFR, plus 277 basis points. As provided in the 2032 Notes, the interest rate on the 2032 Notes during the applicable floating rate period  may be determined based on a rate other than three-month term SOFR. The 2032 Notes  may be redeemed, in whole or in part, on or after  April 15, 2027 or, in whole but not in part, under certain other limited circumstances set forth in the Indenture. Any redemption the Company made would be at a redemption price equal to 100% of the principal balance being redeemed, together with any accrued and unpaid interest to the date of redemption.

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

The carrying value of subordinated debt was $16.7 million at December 31, 2025 and 2024. The carrying value of subordinated debt includes unamortized issuance costs of $0.3 million at December 31, 2025 and 2024, which are being amortized using a method that approximates the effective interest method over the lives of the respective securities.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 11. OTHER BORROWED FUNDS

Federal Home Loan Bank Advances

FHLB advances and weighted average interest rates at the end of the period by contractual maturity are summarized as of the dates presented (dollars in thousands).

	Amount		Weighted Average Rate
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Fixed rate advances maturing:
2025	$—	$7,215	—%	4.75%
2026	96,000	60,000	3.87	3.92
2028	20,000	—	3.64	—
	$116,000	$67,215	3.83%	4.01%

As of December 31, 2025, these advances are collateralized by a blanket pledge of certain loans totaling approximately $934.5 million. As of December 31, 2025, the Company had an additional $651.5 million in unused borrowing capacity with the FHLB.

Borrowings Under Bank Term Funding Program

On  March 12, 2023, the Federal Reserve established the BTFP. The BTFP was a one-year program which provided additional liquidity through borrowings with a term of up to one year secured by the pledging of certain qualifying securities and other assets, valued at par value. At  December 31, 2025 and 2024, the Company had no outstanding borrowings under the BTFP. During the fourth quarter of 2024, the Company repaid all outstanding borrowings under the BTFP.

Lines of Credit

The Company has outstanding unsecured lines of credit with its correspondent banks available to assist in the management of short-term liquidity. Any balances drawn on these lines of credit mature daily. At December 31, 2025 and 2024, the available balance on the unsecured lines of credit totaled approximately $60.0 million, with no outstanding balance reflected on the consolidated balance sheets.

Junior Subordinated Debt

The following table provides a summary of the Company’s junior subordinated debentures (dollars in thousands).

	Face Value	Carrying Value	Maturity Date	Variable Interest Rate	Interest Rate at December 31, 2025
BOJ Bancshares Statutory Trust I	$3,093	$2,611	December 2034	3-month SOFR + Spread Adjustment of 0.26% + Margin of 1.90%	5.88%
Cheaha Statutory Trust I	3,093	2,610	September 2035	3-month SOFR + Spread Adjustment of 0.26% + Margin of 1.70%	5.68
First Community Louisiana Statutory Trust I	3,609	3,609	June 2036	3-month SOFR + Spread Adjustment of 0.26% + Margin of 1.77%	5.75
	$9,795	$8,830

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

The debentures are included on the consolidated balance sheets as liabilities; however, for regulatory purposes, the carrying values of these obligations are eligible for inclusion in Tier I regulatory capital, subject to certain limitations. The total carrying values of $8.8 million and $8.7 million were allowed in the calculation of Tier I regulatory capital at  December 31, 2025 and 2024, respectively.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its liability management, the Company has historically utilized pay-fixed interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month SOFR associated with the forecasted issuances of 1-month fixed rate debt arising from a rollover strategy. To mitigate credit risk, securities were pledged to the Company by the counterparties in an amount greater than or equal to the gain position of the derivative contracts. Conversely, securities were pledged to the counterparties by the Company in an amount greater than or equal to the loss position of the derivative contracts, if applicable. There were no assets or liabilities recorded in the accompanying consolidated balance sheets at  December 31, 2025 or  December 31, 2024 associated with the swap contracts, other than interest rate swaps related to customer loans, described below.

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815, “Derivatives and Hedging,” and changes in fair value are recognized in other operating income. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there  may be fair value adjustments related to credit quality variations between counterparties, which  may impact earnings as required by FASB ASC Topic 820, “Fair Value Measurement.” The Company did not recognize any gains or losses in other operating income resulting from fair value adjustments of these swap agreements during the years ended  December 31, 2025, 2024 and 2023.

The table below presents the notional amounts and fair values of the Company's derivative financial instruments as well as their classification on the accompanying consolidated balance sheets at  December 31, 2025 and  December 31, 2024 (dollars in thousands).

		Fair Value
	Notional(1)	Derivative Assets(2)	Derivative Liabilities(2)
December 31, 2025
Interest rate swaps	$361,564	$11,660	$11,660

December 31, 2024
Interest rate swaps	$373,845	$17,195	$17,195

(1)	At December 31, 2025 the Company had notional amounts of $180.8 million in interest rate swap contracts with customers and $180.8 million in offsetting interest rate swap contracts with other financial institutions. At December 31, 2024 the Company had notional amounts of $186.9 million in interest rate swap contracts with customers and $186.9 million in offsetting interest rate swap contracts with other financial institutions.
(2)	Derivative assets and liabilities are reported at fair value in “Other assets” and “Accrued taxes and other liabilities,” respectively, in the accompanying consolidated balance sheets.

The table below presents the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivative financial instruments and securities sold under agreements to repurchase at  December 31, 2025 and  December 31, 2024 (dollars in thousands). For additional information regarding the Company’s repurchase agreements see Note 9. Securities Sold Under Agreements to Repurchase.

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral(1)	Net Amount
December 31, 2025
Financial assets:
Interest rate swaps	$11,660	$—	$11,660	$—	$(8,729)	$2,931
Total	$11,660	$—	$11,660	$—	$(8,729)	$2,931

Financial liabilities:
Interest rate swaps	$11,660	$—	$11,660	$—	$—	$11,660
Repurchase agreements	11,183	—	11,183	(11,183)	—	—
Total	$22,843	$—	$22,843	$(11,183)	$—	$11,660

December 31, 2024
Financial assets:
Interest rate swaps	$17,195	$—	$17,195	$—	$(15,445)	$1,750
Total	$17,195	$—	$17,195	$—	$(15,445)	$1,750

Financial liabilities:
Interest rate swaps	$17,195	$—	$17,195	$—	$—	$17,195
Repurchase agreements	8,376	—	8,376	(8,376)	—	—
Total	$25,571	$—	$25,571	$(8,376)	$—	$17,195

(1)	The Company had no collateral posted with counterparties at December 31, 2025 and 2024. Collateral received from counterparties is included in “Interest-bearing deposits” in the accompanying consolidated balance sheets.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 13. STOCKHOLDERS’ EQUITY

Amendment to Restated Articles of Incorporation

On June 30, 2025, the Company filed the Articles of Amendment with the Louisiana Secretary of State, which became effective as of June 30, 2025, amending the Company’s Restated Articles by establishing and designating the newly authorized Series A Preferred Stock initially consisting of 32,500 authorized shares.

Series A Preferred Stock

The Company’s Restated Articles give the Company’s Board the authority to issue up to 5,000,000 shares of preferred stock, which are considered “blank check” preferred stock. This type of preferred stock allows the Board to fix the designations, preferences and relative, participating, optional or other special rights, and qualifications and limitations or restrictions of any series of preferred stock without further shareholder approval.

On  July 1, 2025, the Company completed a private placement of 32,500 shares of its newly designated Series A Preferred Stock at a purchase price of $1,000 per share pursuant to securities purchase agreements (collectively, the “Securities Purchase Agreements”) with certain institutional and other accredited investors, for aggregate gross proceeds to the Company of $32.5 million. The net proceeds of the private placement were $30.4 million, after deducting placement agent fees and other offering-related expenses. The Company utilized the net proceeds from the offering to support the acquisition of WFB and for general corporate purposes including organic growth and other potential acquisitions. The Series A Preferred Stock was classified as permanent equity in the accompanying consolidated balance sheets and is intended to qualify as additional Tier 1 capital of the Company. At December 31, 2025 and 2024, there were 32,500 and no preferred shares outstanding, respectively.

The relative preferences, rights and limitations of the Series A Preferred Stock are set forth in the Company’s Restated Articles. Pursuant to the Restated Articles, holders of the Series A Preferred Stock are entitled to receive, when, as and if authorized by the Board, on a non-cumulative basis, quarterly cash dividends at an annual rate equal to 6.5% on the liquidation preference of $1,000 per share, payable in arrears on  January 1,  April 1,  July 1 and  October 1 of each year commencing on  October 1, 2025. Subject to certain exceptions, the Company is prohibited from paying dividends on, or repurchasing or redeeming its common stock, unless full dividends for the Series A Preferred Stock’s most recently completed dividend period have been declared and paid on all outstanding shares of Series A Preferred Stock. Holders of Series A Preferred Stock have the right, at any time and from time to time, at such holder’s option to convert all or any portion of their Series A Preferred Stock into shares of the Company’s common stock at the rate of 47.619 shares of common stock per share of Series A Preferred Stock (subject to certain adjustments) (the “Conversion Rate”), plus cash in lieu of fractional shares of common stock. The maximum number of shares of common stock that  may be issued upon conversion is 1,600,000 (subject to certain adjustments as described in the Restated Articles). In addition, subject to certain conditions, on or after  July 1, 2028, the Company will have the right, at its option, from time to time on any dividend payment date, to cause some or all of the Series A Preferred Stock to be converted into shares of the Company’s common stock at the Conversion Rate if, for 20 trading days within a period of 30 consecutive trading days, the closing price of the Company’s common stock exceeds $26.25 per share (subject to certain adjustments). The Series A Preferred Stock has no maturity date and is perpetual unless redeemed by the Company or converted in accordance with the Restated Articles. Subject to certain conditions, the Company  may redeem, from time to time, in whole or in part, shares of Series A Preferred Stock on any dividend payment date occurring on or after  July 1, 2030 at a redemption price of $1,000 per share, plus all declared but unpaid dividends thereon, without regard to, or accumulation of, any undeclared dividends. Holders of the Series A Preferred Stock have no voting rights, except with respect to certain changes in the terms of the Series A Preferred Stock, certain fundamental business transactions and as otherwise required by applicable law.

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

The Company filed a Registration Statement on Form S-3 with the SEC on  September 2, 2025, registering the resale from time to time by the stockholders named therein of the shares of Company common stock issuable upon conversion of shares of Series A Preferred Stock. The Registration Statement was declared effective by the SEC on  September 17, 2025.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Common Stock

The Company’s Restated Articles of Incorporation give the Company’s Board the authority to issue up to 40,000,000 shares of common stock. At December 31, 2025, there were 9,798,948 common shares outstanding compared to 9,828,413 and 9,748,067 at December 31, 2024 and 2023, respectively.

In addition, the Company repurchased 114,249, 18,621, and 222,448 shares of its common stock through its stock repurchase program at an average price of $19.84, $16.13, and $13.47 per share during the years ended  December 31, 2025, 2024 and 2023, respectively.

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

Pursuant to the Company's Restated Articles of Incorporation, subject to certain exceptions, the Company is prohibited from paying dividends on common stock unless full dividends for the Series A Preferred Stock’s most recently completed dividend period have been declared and paid on all outstanding shares of Series A Preferred Stock.

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

These restrictions do not, and are not expected in the future to, materially limit the Company’s ability to pay dividends on common stock to its shareholders in an amount consistent with the Company’s history of paying dividends.

Accumulated Other Comprehensive (Loss) Income

Activity within the balances in accumulated other comprehensive (loss) income, net is shown in the table below (dollars in thousands).

AFS Securities
Balance, December 31, 2022	$(48,913)
Change in unrealized gain, net	3,510
Reclassification of realized loss, net	256
Balance, December 31, 2023	(45,147)
Change in unrealized loss, net	(3,805)
Reclassification of realized loss, net	595
Balance, December 31, 2024	(48,357)
Change in unrealized gain, net	12,650
Reclassification of realized gain, net	(15)
Balance, December 31, 2025	$(35,722)

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 14. STOCK-BASED COMPENSATION

Equity Incentive Plan. The Company’s Amended and Restated 2017 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity awards, such as restricted stock, RSUs, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. The Plan has reserved a total of 1,200,000 shares of common stock, 600,000 of which were authorized in 2021, for issuance to eligible participants pursuant to equity awards under the Plan. The Plan is administered by the Compensation Committee of the Board, which has the authority to designate participants in the Plan, grant awards and determine the terms and conditions thereof. The Compensation Committee, in its discretion, may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee may approve the terms of equity awards to the Company’s executive officers and directors. At December 31, 2025, approximately 213,526 shares remain available for grant.

Stock Options

During the year ended  December 31, 2025, the Company did not grant any stock options. During the years ended December 31, 2024 and 2023, the Company granted 29,997 and 34,497 stock options, respectively, to key personnel that vest in one-fifth increments on each of the first five anniversaries of the grant date, which is the requisite service period. The maximum option term cannot exceed ten years measured from the grant date.

The table below summarizes the Company’s stock option activity for the periods indicated.

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2022	350,430	$17.89	4.19
Granted	34,497	13.96
Forfeited	(50,822)	19.47
Exercised	(7,500)	14.00
Outstanding at December 31, 2023	326,605	17.32	3.84
Granted	29,997	16.35
Exercised	(96,000)	14.16
Outstanding at December 31, 2024	260,602	18.37	4.78
Exercised	(34,000)	15.74
Outstanding at December 31, 2025	226,602	18.77	4.46
Exercisable at December 31, 2025	168,786	$19.64	3.46

The aggregate intrinsic value of stock options is calculated as the aggregate difference between the exercise price of the stock options and the fair market value of the Company’s common stock for those stock options having an exercise price lower than the fair market value of the Company’s common stock. At December 31, 2025, the shares underlying outstanding and exercisable stock options had intrinsic values of $1.8 million and $1.2 million, respectively.

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock options. The Black-Scholes option pricing model incorporates various subjective assumptions, including expected term and expected volatility. Expected volatility was determined based on the historical volatilities of the Company’s stock price. Stock option expense of $0.1 million, $0.2 million, and $0.2 million is included in “Salaries and employee benefits” in the accompanying consolidated statements of income for the years ended  December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, there was $0.2 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted average period of 2.5 years.

The table below shows the assumptions used for the stock options granted during the years ended December 31, 2024 and 2023.

	2024	2023
Dividend yield	2.45%	2.72%
Expected volatility	40.80%	38.31%
Risk-free interest rate	4.29%	3.56%
Expected term (in years)	6.5	6.5
Weighted average grant date fair value	$6.04	$4.58

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Restricted Stock Units

The Company grants time-vested RSUs to its non-employee directors and certain officers, with vesting terms ranging from two years to five years. RSUs represent the right to receive shares of the Company’s common stock in the future upon vesting of the award. RSUs do not have voting rights and do not receive dividends or dividend equivalents. Compensation expense for RSUs is determined based on the market price of the Company’s common stock at the grant date and is applied to the total number of units granted and is recognized on a straight-line basis over the requisite service period of generally five years for employees and, through the end of 2024, two years for non-employee directors. Beginning on January 1, 2025, grants of RSUs to non-employee directors generally vest over a period of five years. Upon vesting of RSUs, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the consolidated statements of income.

The Company granted a total of 135,220 RSUs to employees and directors for the year ended December 31, 2025. All of the RSUs granted in 2025 vest over five years.

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

Compensation expense related to restricted stock and RSUs included in the accompanying consolidated statements of income for each of the years ended  December 31, 2025, 2024 and 2023 was $1.8 million. The unearned compensation related to these awards is amortized on a straight-line basis to compensation expense over the vesting period. As of  December 31, 2025, unearned stock-based compensation cost associated with these awards totaled approximately $4.2 million and is expected to be recognized over a weighted average period of 3.3 years.

The following table summarizes the restricted stock and RSU activity for the years ended December 31, 2025, 2024 and 2023.

	December 31,
	2025		2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, beginning of period	323,820	$16.65	336,749	$17.37	253,488	$20.19
Granted	135,220	17.80	111,792	16.41	172,736	14.82
Forfeited	(13,689)	16.55	(26,788)	17.05	(7,008)	20.53
Earned and issued	(107,616)	17.61	(97,933)	18.76	(82,467)	20.42
Balance, end of period	337,735	$16.81	323,820	$16.65	336,749	$17.37

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 15. EMPLOYEE BENEFITS

Insurance

The Company is obligated for certain costs associated with its insurance program for employee health. The Company is self-insured for a substantial portion of its potential claims. The Company recognizes its obligation associated with these costs, up to specified deductible limits, in the period in which a claim is incurred, including with respect to both reported claims and claims incurred but not reported. The claims costs are estimated based on historical claims experience. The reserves for insurance claims are reviewed and updated by management on a quarterly basis, and were approximately $0.3 million and $0.2 million at  December 31, 2025 and 2024 , respectively and are included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. Health insurance expense included in “Salaries and employee benefits” in the accompanying consolidated statements of income were approximately $2.7 million, $2.0 million and $3.1 million for the years ended  December 31, 2025, 2024 and 2023 , respectively.

Defined Contribution Plan

The Company maintains a 401(k) defined contribution plan (the “401(k) Plan”), which covers employees over the age of 21 who have completed three months of credited service, as defined by the 401(k) Plan. The 401(k) Plan allows employees to defer a percentage of their salaries subject to certain limits based on federal tax laws. The Company makes matching contributions up to 4% of the employee’s annual salary (subject to certain maximum compensation amounts as prescribed in Internal Revenue Service guidance). Contributions by the Company and participants are immediately vested. Employer matching contributions to the 401(k) Plan for each of the years ended December 31, 2025, 2024 and 2023 were approximately $1.1 million, $1.1 million and $1.0 million, respectively, and are included in “Salaries and employee benefits” in the accompanying consolidated statements of income.

The 401(k) Plan also allows for discretionary Company contributions in the form of cash or Company stock. Contributions in the form of Company stock are held in a portion of the 401(k) Plan that qualifies as an employee stock ownership plan. The Company did not make any Company stock contributions during years ended December 31, 2025, 2024 and 2023. The discretionary components vest in increments of 20% annually over a period of five years based on the employees’ years of service, beginning upon completion of two years of service (such that an employee with six years of service will be 100% vested).

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

At December 31, 2025 and 2024, the Company had a liability of $5.5 million and $5.6 million, respectively, included in “Accrued taxes and other liabilities” on the accompanying consolidated balance sheets related to these deferred compensation plans. Deferred compensation expenses related to these plans recognized for the years ended December 31, 2025, 2024 and 2023 were approximately $0.3 million, $0.5 million and $0.2 million, respectively, and are included in “Salaries and employee benefits” in the accompanying consolidated statements of income.

NOTE 16. INCOME TAXES

Income tax expense is displayed in the table below for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands).

	December 31,
	2025	2024	2023
Current federal income tax expense	$5,071	$3,352	$3,971
Current state income tax expense	260	143	129
Deferred federal income tax expense	(349)	659	(350)
Total income tax expense	$4,982	$4,154	$3,750

A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income taxes is presented in the following table for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands).

	December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax based on statutory rate	$5,856	21.0%	$5,125	21.0%	$4,290	21.0%
State taxes, net of federal income tax effects(1)	204	0.7	143	0.6	129	0.6
Nontaxable or nondeductible items:
Tax-exempt interest	(796)	(2.8)	(567)	(2.3)	(533)	(2.6)
BOLI impact	(417)	(1.5)	(741)	(3.1)	(297)	(1.4)
Other	137	0.5	188	0.8	88	0.4
Other	(2)	—	6	—	73	0.4
Total income tax expense and effective tax rate, as reported	$4,982	17.9%	$4,154	17.0%	$3,750	18.4%

(1)	For the years presented, Alabama comprises the majority (greater than 50%) of the tax effect in this category.

The Company records deferred income tax on the tax effect of changes in timing differences.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The net deferred tax asset was comprised of the following items as of the dates indicated (dollars in thousands).

	December 31,
	2025	2024
Deferred tax liabilities:
Depreciation	$(2,565)	$(2,674)
FHLB stock dividend	(120)	(90)
Basis difference in acquired assets and liabilities	(988)	(1,029)
Operating lease ROU asset	(372)	(428)
Other	(158)	(94)
Gross deferred tax liability	(4,203)	(4,315)

Deferred tax assets:
Allowance for credit losses	5,623	5,620
Unrealized loss on AFS securities	9,666	13,085
Deferred compensation	1,145	1,169
Basis difference in acquired assets and liabilities	196	201
Employee and director stock awards	525	534
Operating lease liability	390	448
Unearned loan fees	333	208
Other	375	170
Gross deferred tax asset	18,253	21,435
Net deferred tax asset	$14,050	$17,120

The Company files income tax returns under U.S. federal jurisdiction and the states of Alabama, Florida, Texas and Louisiana, although the state of Louisiana does not assess an income tax on income resulting from banking operations. The Company is open to examination in the U.S. and the states of Louisiana, Alabama, and Florida for tax years ended December 31, 2022 through December 31, 2025; and Texas for tax years ended December 31, 2021 through  December 31, 2025.

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

The Company holds SBIC qualified funds and other investment funds that do  not have a readily determinable fair value. These investments are measured at fair value using the net asset value practical expedient and are  not required to be classified in the fair value hierarchy. At  December 31, 2025 and  December 31, 2024, the fair values of these investments we re $3.5 million and $3.8 million, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.

Fair Value Hierarchy

The Company groups its financial assets and financial liabilities in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value.

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

Level 3 – Valuation is based upon unobservable inputs that are supported by little or no market activity. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs, as well as an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

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

Management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels  may be warranted based on market reference data, which  may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data. At  December 31, 2025 and  December 31, 2024, the majority of the Company’s level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models  may be used for structured or callable notes, as appropriate.

Derivative Financial Instruments – The fair value for interest rate swap agreements is based upon the expected future cash flows of the agreements discounted at market rates. These derivative instruments are classified in level 2 of the fair value hierarchy.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$18,751	$—	$18,751	$—
Obligations of state and political subdivisions	16,282	—	12,678	3,604
Corporate bonds	24,682	—	24,682	—
Residential mortgage-backed securities	247,379	—	247,379	—
Commercial mortgage-backed securities	63,520	—	63,520	—
Equity securities at fair value	3,354	3,354	—	—
Interest rate swaps - gross assets	11,660	—	11,660	—
Total assets	$385,628	$3,354	$378,670	$3,604
Liabilities:
Interest rate swaps - gross liabilities	$11,660	$—	$11,660	$—

December 31, 2024
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$15,707	$—	$15,707	$—
Obligations of state and political subdivisions	16,120	—	11,803	4,317
Corporate bonds	27,267	—	26,773	494
Residential mortgage-backed securities	208,768	—	208,768	—
Commercial mortgage-backed securities	63,259	—	63,259	—
Equity securities at fair value	2,593	2,593	—	—
Interest rate swaps - gross assets	17,195	—	17,195	—
Total assets	$350,909	$2,593	$343,505	$4,811
Liabilities:
Interest rate swaps - gross liabilities	$17,195	$—	$17,195	$—

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

	Obligations of State and Political Subdivisions	Corporate Bonds	Total
Balance at December 31, 2023	$5,250	$463	$5,713
Realized gain (loss) included in net income	—	—	—
Unrealized (loss) gain included in other comprehensive loss	(906)	31	(875)
Purchases	—	—	—
Sales	—	—	—
Maturities, prepayments, and calls	(27)	—	(27)
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at December 31, 2024	$4,317	$494	$4,811
Realized gain (loss) included in net income	—	—	—
Unrealized gain included in other comprehensive income	204	6	210
Purchases	—	—	—
Sales	—	—	—
Maturities, prepayments, and calls	(917)	(500)	(1,417)
Transfers into level 3	—	—	—
Transfers out of level 3	—	—	—
Balance at December 31, 2025	$3,604	$—	$3,604

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at December 31, 2025 and 2024. For the years ended December 31, 2025, 2024 and 2023, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of level 3 assets measured at fair value on a recurring basis at December 31, 2025 and 2024 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(1)
December 31, 2025
Obligations of state and political subdivisions	$3,604	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(2)	0% - 6%	2%

December 31, 2024
Obligations of state and political subdivisions	$4,317	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(2)	2% - 15%	6%
Corporate bonds	494	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(2)	1%	1%

(1)	Weighted by relative fair value.
(2)	Fair values determined through valuation analysis using coupon, yield (discount margin), liquidity and expected repayment dates.

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

Other Real Estate Owned – Other real estate owned consists of properties acquired through foreclosure or acceptance of a deed in lieu of foreclosure and real property no longer used in the Bank’s business operations. Other real estate owned is recorded at the lower of its net book value or fair value, and it may be necessary to record nonrecurring fair value adjustments for declines in fair value. Fair value, when recorded, is determined based on appraisals by qualified licensed appraisers and adjusted for management’s estimates of costs to sell. Accordingly, values for other real estate owned are classified as level 3.

Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) are summarized below as of the dates indicated; there were no liabilities measured on a nonrecurring basis at December 31, 2025 or 2024 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(1)
December 31, 2025
Loans individually evaluated for impairment(2)	$3,312	Discounted cash flows, underlying collateral value	Collateral discounts and estimated costs to sell	1% - 100%	9%
Other real estate owned(3)	1,959	Underlying collateral value, third party appraisals	Collateral discounts and discount rates	13% - 14%	13%

December 31, 2024
Loans individually evaluated for impairment(2)	$2,174	Discounted cash flows, underlying collateral value	Collateral discounts and estimated costs to sell	0% - 79%	31%
Other real estate owned(3)	900	Underlying collateral value, third party appraisals	Collateral discounts and discount rates	18%	18%

(1)	Weighted by relative fair value.
(2)	Loans individually evaluated that were re-measured during the period had a carrying value of $3.6 million and $2.4 million at December 31, 2025 and December 31, 2024, respectively, with related ACL of $0.3 million and $0.2 million as of such dates.
(3)	Other real estate owned that was remeasured during the period had a carrying value of $2.0 million and $0.9 million at December 31, 2025 and December 31, 2024, respectively. During the years ended December 31, 2025 and December 31, 2024, the Company recorded write-downs of other real estate owned of $0.4 million and $0.2 million, respectively, which is included as part of “Other operating expenses” in noninterest expense on the accompanying consolidated statements of income.

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

Loans – The fair value of portfolio loans, net is determined using an exit price methodology. The exit price methodology is based on a discounted cash flow analysis, in which projected cash flows are based on contractual cash flows adjusted for prepayments for certain loan types (e.g. residential mortgage loans and multifamily loans) and the use of a discount rate based on expected relative risk of the cash flows. The discount rate selected considers loan type, maturity date, a liquidity premium, cost to service, and cost of capital.

Deposits – The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings – The carrying amounts of federal funds purchased, repurchase agreements, and other short-term borrowings approximate their fair values because of their short-term nature.

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

The estimated fair values of the Company’s financial instruments at December 31, 2025 and December 31, 2024 are shown below (dollars in thousands).

	December 31, 2025
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,505	$41,505	$41,505	$—	$—
Investment securities - AFS	370,614	370,614	—	367,010	3,604
Investment securities - HTM	48,199	50,540	—	1,694	48,846
Equity securities at fair value	3,354	3,354	3,354	—	—
Nonmarketable equity securities	17,021	17,021	—	17,021	—
Loans, net of allowance	2,149,624	2,080,142	—	—	2,080,142
Interest rate swaps - gross assets	11,660	11,660	—	11,660	—

Financial liabilities:
Deposits	$2,350,249	$2,349,856	$—	$2,349,856	$—
FHLB short-term advances and repurchase agreements	47,183	47,193	—	47,193	—
FHLB long-term advances	80,000	80,079	—	80,079	—
Junior subordinated debt	8,830	8,830	—	—	8,830
Subordinated debt	16,738	15,252	—	15,252	—
Interest rate swaps - gross liabilities	11,660	11,660	—	11,660	—

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

	December 31, 2024
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$27,922	$27,922	$27,922	$—	$—
Investment securities - AFS	331,121	331,121	—	326,310	4,811
Investment securities - HTM	42,687	42,144	—	1,821	40,323
Equity securities at fair value	2,593	2,593	2,593	—	—
Nonmarketable equity securities	16,502	16,502	—	16,502	—
Loans, net of allowance	2,098,363	1,973,780	—	—	1,973,780
Interest rate swaps - gross assets	17,195	17,195	—	17,195	—

Financial liabilities:
Deposits, noninterest-bearing	$432,143	$432,143	$—	$432,143	$—
Deposits, interest-bearing	1,913,801	1,826,868	—	—	1,826,868
FHLB short-term advances and repurchase agreements	15,591	15,577	—	15,577	—
FHLB long-term advances	60,000	59,620	—	—	59,620
Junior subordinated debt	8,733	8,733	—	—	8,733
Subordinated debt	16,697	14,738	—	14,738	—
Interest rate swaps - gross liabilities	17,195	17,195	—	17,195	—

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

As of December 31, 2025 and 2024, the Bank was considered well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum risk-based and Tier 1 leverage capital ratios as set forth in the table below and not be subject to a written agreement or order with regulators to maintain a specific capital level for any capital measure. There are no conditions or events since the regulatory framework for prompt corrective action was issued that management believes have changed the Bank’s category.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2025 and December 31, 2024 are presented in the tables below (dollars in thousands).

	Actual		Capital Adequacy*		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Tier 1 leverage capital
Investar Holding Corporation	$305,810	10.73%	$113,987	4.00%	NA	NA
Investar Bank	308,528	10.85	113,784	4.00	142,230	5.00

Common Equity Tier 1 risk-based capital
Investar Holding Corporation	265,957	11.18	166,592	7.00	NA	NA
Investar Bank	308,528	13.00	166,160	7.00	154,291	6.50

Tier 1 risk-based capital
Investar Holding Corporation	305,810	12.85	202,290	8.50	NA	NA
Investar Bank	308,528	13.00	201,765	8.50	189,897	8.00

Total risk-based capital
Investar Holding Corporation	348,943	14.66	249,887	10.50	NA	NA
Investar Bank	334,923	14.11	249,240	10.50	237,371	10.00

December 31, 2024
Tier 1 leverage capital
Investar Holding Corporation	$258,178	9.27%	$111,403	4.00%	NA	NA
Investar Bank	269,733	9.70	111,274	4.00	139,092	5.00

Common Equity Tier 1 risk-based capital
Investar Holding Corporation	248,678	10.84	160,614	7.00	NA	NA
Investar Bank	269,733	11.77	160,381	7.00	148,925	6.50

Tier 1 risk-based capital
Investar Holding Corporation	258,178	11.25	195,032	8.50	NA	NA
Investar Bank	269,733	11.77	194,749	8.50	183,293	8.00

Total risk-based capital
Investar Holding Corporation	301,259	13.13	240,922	10.50	NA	NA
Investar Bank	296,117	12.92	240,572	10.50	229,116	10.00

*The minimum ratios and amounts under the column for Capital Adequacy for December 31, 2025 and December 31, 2024 reflect the minimum regulatory capital ratios imposed under Basel III plus the fully phased-in capital conservation buffer of 2.5%.

Applicable federal statutes, regulations, and guidance impose restrictions on the amounts of dividends that may be declared by the Company and the Bank. In addition to the formal statutes, regulations, and guidance, regulatory authorities also consider the adequacy of the Company’s and the Bank’s total capital in relation to its assets, deposits, risk profile, and other such items and, as a result, capital adequacy considerations could further limit the availability of dividends from the Company and the Bank. The Company is also subject to dividend restrictions under the terms of its Series A Preferred Stock, 2032 Notes and junior subordinated debentures. See “Common Stock – Dividend Restrictions” in Note 13. Stockholders’ Equity, for more information.

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

The table below shows the amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	December 31, 2025	December 31, 2024
Loan commitments	$431,795	$377,301
Standby letters of credit	5,436	7,658

The credit risk associated with these commitments is evaluated in a manner similar to the ACL on loans and is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The table below shows a summary of the activity in the ACL on unfunded loan commitments for the periods presented (dollars in thousands).

	December 31, 2025	December 31, 2024	December 31, 2023
Balance, beginning of period	$42	$330	$372
Provision for (reversal of) credit losses on unfunded loan commitments	383	(288)	(36)
ASC 326 adoption impact(1)	—	—	(6)
Balance, end of period	$425	$42	$330

(1)	On January 1, 2023, the Company adopted ASC 326, which introduced a new model known as CECL.

Additionally, at December 31, 2025, the Company had unfunded commitments of $1.5 million for its investment in SBIC qualified funds.

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

During 2025 and 2024, certain executive officers and directors of the Company and the Bank, including companies with which they are affiliated and other related persons, were deposit customers of the Bank. See Note 8. Deposits, regarding total deposits outstanding to these related parties.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 21. PARENT COMPANY ONLY FINANCIAL STATEMENTS

BALANCE SHEETS
	December 31,
(dollars in thousands)	2025	2024
ASSETS
Cash and due from banks	$10,126	$951
Equity securities at fair value	2,916	2,169
Due from bank subsidiary	652	1,670
Investment in bank subsidiary	313,191	262,251
Investment in trust	295	295
Trademark intangible	100	100
Other assets	1,790	1,095
Total assets	$329,070	$268,531

LIABILITIES
Subordinated debt, net of unamortized issuance costs	$16,738	$16,697
Junior subordinated debt	8,830	8,733
Accounts payable	210	228
Accrued interest payable	240	212
Dividend payable	1,606	1,032
Deferred tax liability	373	333
Total liabilities	27,997	27,235

STOCKHOLDERS’ EQUITY
Preferred stock	30,353	—
Common stock	9,799	9,828
Surplus	146,133	146,890
Retained earnings	150,510	132,935
Accumulated other comprehensive loss	(35,722)	(48,357)
Total stockholders’ equity	301,073	241,296
Total liabilities and stockholders’ equity	$329,070	$268,531

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

STATEMENTS OF INCOME
	For the years ended December 31,
(dollars in thousands)	2025	2024
REVENUE
Dividends received from bank subsidiary	$9,500	$34,937
Dividends on corporate stock	1	—
Change in the fair value of equity securities	247	417
Interest income from investment in trust	19	22
Other operating income	156	93
Total revenue	9,923	35,469
EXPENSE
Interest on borrowings	1,661	2,939
Management fees to bank subsidiary	360	360
Gain on early extinguishment of subordinated debt	—	(292)
Acquisition expense	49	—
Other expense	574	546
Total expense	2,644	3,553
Income before income tax benefit and equity in undistributed earnings of bank subsidiary	7,279	31,916
Equity in undistributed earnings of bank subsidiary	15,155	(12,298)
Income tax benefit	470	634
Net income	22,904	20,252
Preferred stock dividends declared	1,056	—
Net income available to common shareholders	$21,848	$20,252

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

STATEMENTS OF CASH FLOWS
	For the years ended December 31,
(dollars in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,904	$20,252
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	(15,155)	12,298
Change in the fair value of equity securities	(247)	(417)
Amortization of subordinated debt issuance costs and purchase accounting adjustments	138	187
Gain on early extinguishment of subordinated debt	—	(292)
Net change in:
Due from bank subsidiary	1,018	(529)
Other assets	(446)	(51)
Deferred tax liability	40	73
Accrued other liabilities	1,435	1,083
Net cash provided by operating activities	9,687	32,604

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equity securities at fair value	(500)	(1,000)
Purchases of other investments	(230)	(165)
Investment in subsidiary	(23,150)	—
Net cash used in investing activities	(23,880)	(1,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid on common stock	(4,227)	(3,972)
Cash dividends paid on preferred stock	(528)	—
Payments to repurchase common stock	(2,293)	(305)
Proceeds from stock options exercised	63	337
Extinguishment of subordinated debt	—	(27,388)
Proceeds from preferred stock offering, net of issuance costs	30,353	—
Net cash provided by (used in) financing activities	23,368	(31,328)
Net increase in cash	9,175	111
Cash and cash equivalents, beginning of period	951	840
Cash and cash equivalents, end of period	$10,126	$951

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
Interest on borrowings	$1,633	$3,298

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

NOTE 22. EARNINGS PER COMMON SHARE

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the years ended December 31, 2025, 2024 and 2023 (in thousands, except share and per share data).

	December 31,
	2025	2024	2023
Net income	$22,904	$20,252	$16,678
Less: preferred stock dividends declared	1,056	—	—
Net income available to common shareholders	21,848	20,252	16,678
Less: income allocated to participating securities	—	—	1
Net income allocated to common shareholders	$21,848	$20,252	$16,677

Weighted average basic shares outstanding	9,829,130	9,813,694	9,839,258
Dilutive effect of stock-based compensation	167,693	122,386	2,583
Dilutive effect of Series A Preferred Stock	780,162	—	—
Weighted average diluted shares outstanding	10,776,985	9,936,080	9,841,841

Basic earnings per common share	$2.22	$2.06	$1.69
Diluted earnings per common share	$2.13	$2.04	$1.69

The weighted average number of shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	December 31,
	2025	2024	2023
Stock options	822	2,238	—
RSUs	950	4,741	71,711

NOTE 23. SUBSEQUENT EVENTS

Effective as of January 1, 2026, the Company, the holding company for the Bank, completed its previously announced acquisition of WFB, the holding company for FNB.

The acquisition was completed in accordance with the previously announced Agreement and Plan of Merger, dated July 1, 2025, by and between the Company and WFB (the “Merger Agreement”), which provided for the merger of WFB with and into the Company, with the Company as the surviving corporation, followed by the merger of FNB with and into the Bank, with the Bank as the surviving bank. Under the terms of the Merger Agreement, the Company issued an aggregate of 3,955,272 shares of its common stock and $7.2 million in cash to the shareholders of WFB as consideration for the exchange of all outstanding shares of WFB common stock. At December 31, 2025, WFB had $1.2 billion in total assets, $1.0 billion in net loans and $1.0 billion in total deposits.

The acquisition of WFB will be accounted for as a business combination. The Company is currently in the process of completing the purchase accounting and has not made all of the remaining required disclosures such as the fair value of assets acquired and supplemental pro forma information, which will be disclosed in subsequent filings.

The Company has evaluated all other subsequent events and transactions that occurred after December 31, 2025 up through the date that the financial statements were available to be issued and determined that there were no additional events that require disclosure. No events or changes in circumstances were identified that would have an adverse impact on the financial statements.

INVESTAR HOLDING CORPORATION
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer (the Company’s principal executive and financial officers), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the end of the period covered by this Annual Report on Form 10-K for ensuring that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management ’ s Report on Internal Control over Financial Reporting

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

Management, with the participation of the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2025, based on criteria for effective internal control over financial reporting described in the “Internal Control - Integrated Framework,” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2025, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.”

BDO USA P.C., the Company’s independent registered public accounting firm that has audited the Company’s financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

Date: March 16, 2026	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer

Date: March 16, 2026	/s/ John R. Campbell
John R. Campbell
Executive Vice President and Chief Executive Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Investar Holding Corporation

Baton Rouge, Louisiana

Opinion on Internal Control over Financial Reporting

We have audited Investar Holding Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 16, 2026 expressed unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ BDO USA, P.C.

(formerly HORNE LLP)

Baton Rouge, Louisiana
March 16, 2026

Item 9B. Other Information

As previously disclosed, on October 28, 2025, during an open trading window, John J. D’Angelo, President and Chief Executive Officer of the Company, adopted a prearranged stock trading plan (the “Plan”) to exercise up to 26,163 Company stock options that were set to expire in March 2026 and sell the acquired stock. On January 27, 2026, during an open trading window and pursuant to the Plan, the options were exercised, the stock was sold, and the Plan terminated pursuant to its terms.

Pursuant to Item 408(a) of Regulation S-K, none of our other directors or executive officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as provided below, the information required by Item 10 is incorporated by reference to the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”).

Code of Conduct and Ethics

The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and any other senior financial officers, and the Company has also adopted a Code of Conduct that applies to all of the Company’s directors, officers and employees. The full text of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers and the Code of Conduct can be found by clicking on “Corporate Governance Information” under the “Investors” tab on the Company’s website, www.investarbank.com, and then by clicking on “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” or “Code of Conduct,” as applicable. The Company intends to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Ethics for the Chief Executive Officer and Senior Financial Officers by posting such information on its website, at the address specified above.

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

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership

Except as provided below, the information required by Item 12 is incorporated by reference to the 2026 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents certain information regarding our equity compensation plans as of December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(2)	515,323	$19.33	213,526
Equity compensation plans not approved by security holders(3)	49,014	16.71	—
Total	564,337	$18.77	213,526

(1)	Includes 337,735 shares issuable pursuant to outstanding RSUs, which do not have an exercise price.
(2)

Represents shares available for issuance under the Company’s Amended and Restated 2017 Long-Term Incentive Compensation Plan (the “Plan”). The Plan authorizes the grant of various types of equity grants and awards, such as restricted stock, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants.

(3)	The Investar Holding Corporation 2014 Long-Term Incentive Compensation Plan (the “2014 Plan”) was adopted by the Company’s board of directors on January 15, 2014 and was amended on March 13, 2014. Because the Company was a private corporation at the time of the adoption of the 2014 Plan, shareholder approval of the 2014 Plan was not required, nor was such approval obtained. A total of 600,000 shares of common stock was reserved for issuance pursuant to awards under the 2014 Plan. Effective May 24, 2017, no future awards will be granted under the 2014 Plan, although the terms and conditions of the 2014 Plan will continue to govern any outstanding awards thereunder.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the 2026 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8. Financial Statements and Supplementary Data hereof:

Report of Independent Registered Public Accounting Firms (PCAOB ID: 243)

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Income for the Years Ended December 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements

(2)

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Number	Description	Location
2.1	Agreement and Plan of Merger, dated July 1, 2025, by and among Investar Holding Corporation and Wichita Falls Bancshares, Inc.	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 1, 2025 and incorporated herein by reference.

3.1	Composite Articles of Incorporation of Investar Holding Corporation	Exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 6, 2025 and incorporated herein by reference.

3.2	Amended and Restated By-laws of Investar Holding Corporation	Exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed October 10, 2017 and incorporated herein by reference

4.1	Specimen Common Stock Certificate	Exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

4.2	Specimen Certificate representing Series A Non-Cumulative Perpetual Convertible Preferred Stock	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 1, 2025 and incorporated herein by reference.

4.3	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934	Exhibit 4.2 to the Annual Report on Form 10-K of the Company filed March 9, 2022 and incorporated herein by reference

4.4	Indenture, dated April 6, 2022, by and among Investar Holding Corporation and UMB Bank, National Association, as trustee	Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.

4.5	Form of 5.125% Fixed-to-Floating Rate Subordinated Note due 2032	Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference

10.1*	Employment Agreement, dated August 1, 2020 by and among Investar Holding Corporation, Investar Bank, National Association, and John J. D’Angelo	Exhibit 10.1 to the Current Report on Form 8-K filed August 6, 2020 and incorporated herein by reference

10.2*	Employment Agreement, dated as of October 31, 2025, by and between Investar Bank, National Association and John R. Campbell	Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 3, 2025 and incorporated herein by reference.

10.3*	Salary Continuation Agreement, dated October 31, 2025, by and between Investar Bank and John R. Campbell	Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 3, 2025 and incorporated herein by reference.

10.4*	Split Dollar Agreement, dated May 9, 2024, by and between Investar Bank and John R. Campbell	Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 3, 2025 and incorporated herein by reference.

10.5*	First Amendment to Split Dollar Agreement, dated October 31, 2025, by and between Investar Bank and John R. Campbell	Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on November 3, 2025 and incorporated herein by reference.

10.6*	Amended and Restated Investar Holding Corporation 2017 Long-Term Incentive Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K filed May 20, 2021 and incorporated herein by reference

10.7*	Salary Continuation Agreement, dated as of February 28, 2018, by and between Investar Bank and John D’Angelo	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.8*	Supplemental Salary Continuation Agreement, dated May 22, 2019, by and between Investar Bank and John D’Angelo	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed May 23, 2019 and incorporated herein by reference

10.9*	Form of Split Dollar Agreement by and between Investar Bank and each executive entering into a Salary Continuation Agreement	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed March 1, 2018 and incorporated herein by reference

10.10*	Form of First Amendment to Split Dollar Agreement by and between Investar Bank and each executive entering into a Supplemental Salary Continuation Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed May 23, 2019 and incorporated herein by reference

10.11*	Investar Holding Corporation 2014 Long-Term Incentive Compensation Plan, as amended by Amendment No. 1 to Investar Holding Corporation 2014 Long Term Incentive Plan

Exhibit 10.1 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and, as to Amendment No.1, Exhibit 99.2 to the Registration Statement on Form S-8 of the Company filed October 30, 2014, each of which is incorporated herein by reference

10.12*	Form of Stock Option Grant Agreement under the 2014 Long-Term Incentive Compensation Plan, as amended by Amendment No. 1 to Investar Holding Corporation 2014 Long Term Incentive Plan	Exhibit 10.2 to the Registration Statement on Form S-1 of the Company filed May 16, 2014 and incorporated herein by reference

10.13*	Form of Stock Option Grant Agreement under the Amended and Restated 2017 Long-Term Incentive Compensation Plan	Exhibit 10.9 to the Annual Report on Form 10-K of the Company filed March 15, 2019 and incorporated herein by reference

10.14*	Form of Restricted Stock Unit Agreement for Employees	Exhibit 10.15 to the Annual Report on Form 10-K of the Company filed March 15, 2019 and incorporated herein by reference

10.15*	Form of Restricted Stock Unit Agreement for Non-Employee Directors	Exhibit 10.16 to the Annual Report on Form 10-K of the Company filed March 15, 2019 and incorporated herein by reference

10.16*	Form of Restricted Stock Unit Agreement for Non-Employee Directors - Five Year Vesting	Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 7, 2025 and incorporated herein by reference.

10.17*	Investar Holding Corporation 401(k) Plan, as restated effective January 1, 2021	Exhibit 10.20 to the Annual Report on Form 10-K of the Company filed March 10, 2021 and incorporated herein by reference

10.18	Form of Securities Purchase Agreement, dated June 30, 2025, by and between Investar Holding Corporation and the purchasers set forth therein	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 1, 2025 and incorporated herein by reference.

10.19	Form of Registration Rights Agreement, dated June 30, 2025, by and between Investar Holding Corporation and the purchasers set forth therein	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on July 1, 2025 and incorporated herein by reference.

16.1	Letter from Horne LLP dated November 1, 2025	Exhibit 16.1 to the Current Report on Form 8-K of the Company filed with the SEC on November 3, 2025 and incorporated herein by reference.

19.1	Investar Holding Corporation Insider Trading Policy	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of BDO USA, P.C.	Filed herewith

31.1	Rule 13a-14(a) Certification of Principal Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Section 1350 Certification of Principal Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Section 1350 Certification of Principal Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

97.1	Investar Holding Corporation Clawback Policy	Exhibit 97.1 to the Annual Report on Form 10-K of the Company filed March 7, 2024 and incorporated herein by reference

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)	Filed herewith

* Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTAR HOLDING CORPORATION

Date:	March 16, 2026	by:	/s/ John J. D’Angelo
John J. D’Angelo
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 16, 2026	by:	/s/ John J. D’Angelo
John J. D’Angelo
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Date:	March 16, 2026	by:	/s/ John R. Campbell
John R. Campbell
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	March 16, 2026	by:	/s/ Corey E. Moore
Corey E. Moore
Executive Vice President and
Deputy Chief Financial Officer
(Principal Accounting Officer)

Date:	March 16, 2026	by:	/s/ James F. Dunkerley
James F. Dunkerley
Director

Date:	March 16, 2026	by:	s/ David A. Flack, M.D.
David A. Flack, M.D.
Director

Date:	March 16, 2026	by:	/s/ Scott G. Ginn
Scott G. Ginn
Director

Date:	March 16, 2026	by:	/s/ William H. Hidalgo, Sr.
William H. Hidalgo, Sr.
Chairman of the Board

Date:	March 16, 2026	by:	/s/ Rose J. Hudson
Rose J. Hudson
Director

Date:	March 16, 2026	by:	/s/ Gordon H. Joffrion, III
Gordon H. Joffrion, III
Director

Date:	March 16, 2026	by:	/s/ Robert C. Jordan
Robert C. Jordan
Director

Date:	March 16, 2026	by:	/s/ Julio A. Melara
Julio A. Melara
Director

Date:	March 16, 2026	by:	/s/ Suzanne O. Middleton
Suzanne O. Middleton
Director

Date:	March 16, 2026	by:	/s/ Andrew C. Nelson, M.D.
Andrew C. Nelson, M.D.
Director

Date:	March 16, 2026	by:	/s/ Frank L. Walker
Frank L. Walker
Director

Date:	March 16, 2026	by:	/s/ James E. Yegge, M.D.
James E. Yegge, M.D.
Director