Form 10-Q
period 2026-03-31
Investar Holding Corp
filed 2026-05-08
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 13,793,585 shares outstanding as of May 6, 2026.

GLOSSARY OF DEFINED TERMS

Below is a listing of certain acronyms, abbreviations and defined terms, among others, used throughout this Quarterly Report on Form 10-Q.

2032 Notes	–	5.125% Fixed-to-Floating Rate Subordinated Notes due 2032
ACL	–	Allowance for Credit Losses
AFS	–	Available For Sale
ALCO	–	Asset/Liability Committee
Annual Report	–	Investar Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 16, 2026
ASC	–	Accounting Standards Codification
ASU	–	Accounting Standards Update
Bank	–	Investar Bank, National Association
Board	–	Board of Directors of Investar Holding Corporation
BOLI	–	Bank Owned Life Insurance
CECL	–	Current Expected Credit Loss
CODM	–	Chief Operating Decision Maker
Company	–	Investar Holding Corporation and its wholly-owned subsidiary the Bank (also, “we,” “our,” or “us”)
FASB	–	Financial Accounting Standards Board
FDIC	–	Federal Deposit Insurance Corporation
FHLB	–	Federal Home Loan Bank
FNB	–	First National Bank
FRB	–	Federal Reserve Bank of Atlanta
GAAP	–	U.S. Generally Accepted Accounting Principles
HTM	–	Held To Maturity
MD&A	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NAICS	–	North American Industry Classification System
OCC	–	Office of the Comptroller of the Currency
PCD	–	Purchased Credit Deteriorated
PSL	–	Purchased Seasoned Loan
ROU	–	Right-Of-Use
RSU	–	Restricted Stock Unit
SBIC	–	Small Business Investment Company
SEC	–	U.S. Securities and Exchange Commission
Series A Preferred Stock	–	6.5% Series A Non-Cumulative Perpetual Convertible Preferred Stock
WFB	–	Wichita Falls Bancshares, Inc.
U.S.	–	United States

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and due from banks	$38,985	$26,606
Interest-bearing balances due from other banks	40,626	14,899
Cash and cash equivalents	79,611	41,505

Available for sale securities at fair value (amortized cost of $459,710 and $416,002, respectively)	412,557	370,614
Held to maturity securities at amortized cost (fair value of $50,789 and $50,540, respectively)	48,044	48,199
Loans	3,067,816	2,175,973
Less: allowance for credit losses	(35,985)	(26,349)
Loans, net	3,031,831	2,149,624
Equity securities at fair value	3,484	3,354
Nonmarketable equity securities	21,373	17,021
Bank premises and equipment, net of accumulated depreciation of $24,551 and $23,836, respectively	60,238	39,534
Other real estate owned, net	3,390	3,374
Accrued interest receivable	19,757	14,289
Deferred tax asset	15,850	14,050
Goodwill and other intangible assets, net	72,138	41,184
Bank owned life insurance	83,603	69,188
Other assets	23,239	21,112
Total assets	$3,875,115	$2,833,048

LIABILITIES
Deposits:
Noninterest-bearing	$640,129	$445,986
Interest-bearing	2,592,684	1,904,263
Total deposits	3,232,813	2,350,249
Advances from Federal Home Loan Bank	136,032	116,000
Repurchase agreements	18,363	11,183
Subordinated debt, net of unamortized issuance costs	16,749	16,738
Junior subordinated debt	23,019	8,830
Accrued taxes and other liabilities	33,505	28,975
Total liabilities	3,460,481	2,531,975

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized; 6.5% Series A Non-Cumulative Perpetual Convertible Preferred Stock; 32,500 shares ($1,000 liquidation preference) issued and outstanding at March 31, 2026 and December 31, 2025	30,353	30,353
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 13,741,225 and 9,798,948 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	13,741	9,799
Surplus	247,156	146,133
Retained earnings	160,494	150,510
Accumulated other comprehensive loss	(37,110)	(35,722)
Total stockholders’ equity	414,634	301,073
Total liabilities and stockholders’ equity	$3,875,115	$2,833,048

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2026	2025
INTEREST INCOME
Interest and fees on loans	$47,954	$30,552
Interest on investment securities:
Taxable	3,372	2,679
Tax-exempt	741	671
Other interest income	1,137	532
Total interest income	53,204	34,434

INTEREST EXPENSE
Interest on deposits	18,710	14,640
Interest on borrowings	1,834	1,449
Total interest expense	20,544	16,089
Net interest income	32,660	18,345

Reversal of credit losses	(2,108)	(3,596)
Net interest income after reversal of credit losses	34,768	21,941

NONINTEREST INCOME
Service charges on deposit accounts	956	795
Loss on sale or disposition of fixed assets, net	—	(3)
Loss on sale of other real estate owned, net	(84)	—
Gain on sale of loans	26	—
Interchange fees	559	390
Income from bank owned life insurance	664	448
Change in the fair value of equity securities	130	(76)
Other operating income	729	457
Total noninterest income	2,980	2,011

NONINTEREST EXPENSE
Depreciation and amortization	1,344	721
Salaries and employee benefits	12,947	9,603
Occupancy	988	641
Data processing	1,214	897
Marketing	99	111
Professional fees	799	591
Acquisition expense	1,728	159
Other operating expenses	3,720	3,515
Total noninterest expense	22,839	16,238
Income before income tax expense	14,909	7,714
Income tax expense	2,885	1,421
Net income	12,024	6,293
Preferred stock dividends declared	528	—
Net income available to common shareholders	$11,496	$6,293

EARNINGS PER COMMON SHARE
Basic earnings per common share	$0.84	$0.64
Diluted earnings per common share	0.77	0.63

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2026	2025
Net income	$12,024	$6,293
Other comprehensive (loss) income:
Investment securities:
Unrealized (loss) gain, available for sale, net of tax (benefit) expense of ($377) and $1,482, respectively	(1,388)	5,478
Total other comprehensive (loss) income	(1,388)	5,478
Total comprehensive income	$10,636	$11,771

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Three months ended March 31, 2026:
Balance, December 31, 2025	$30,353	$9,799	$146,133	$150,510	$(35,722)	$301,073
Common stock issued in acquisition of Wichita Falls Bancshares, Inc., net of issuance costs	—	3,955	101,730	—	—	105,685
Surrendered shares	—	(3)	(58)	—	—	(61)
Options exercised	—	29	386	—	—	415
Preferred stock dividends declared, $16.25 per share	—	—	—	(528)	—	(528)
Common stock dividends declared, $0.11 per share	—	—	—	(1,512)	—	(1,512)
Stock-based compensation	—	14	459	—	—	473
Shares repurchased	—	(53)	(1,494)	—	—	(1,547)
Net income	—	—	—	12,024	—	12,024
Other comprehensive loss, net	—	—	—	—	(1,388)	(1,388)
Balance, March 31, 2026	$30,353	$13,741	$247,156	$160,494	$(37,110)	$414,634

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Three months ended March 31, 2025:
Balance, December 31, 2024	$9,828	$146,890	$132,935	$(48,357)	$241,296
Surrendered shares	(32)	(540)	—	—	(572)
Options exercised	30	442	—	—	472
Common stock dividends declared, $0.105 per share	—	—	(1,031)	—	(1,031)
Stock-based compensation	30	420	—	—	450
Shares repurchased	(35)	(614)	—	—	(649)
Net income	—	—	6,293	—	6,293
Other comprehensive income, net	—	—	—	5,478	5,478
Balance, March 31, 2025	$9,821	$146,598	$138,197	$(42,879)	$251,737

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three months ended March 31,
	2026	2025
Net income:	$12,024	$6,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,344	721
Reversal of credit losses	(2,108)	(3,596)
Net (accretion) amortization of purchase accounting adjustments	(3,192)	11
Net accretion of securities	(333)	(54)
Loss on sale or disposition of fixed assets, net	—	3
Loss on sale of other real estate owned, net	84	—
Gain on sale of loans	(26)	—
FHLB stock dividend	(87)	(70)
Stock-based compensation	473	450
Deferred taxes	2,053	(8)
Net change in value of BOLI	(664)	(448)
Amortization of subordinated debt issuance costs	10	10
Change in the fair value of equity securities	(130)	76
Net change in:
Accrued interest receivable	(282)	(840)
Other assets	(1,773)	416
Accrued taxes and other liabilities	2,548	1,514
Net cash provided by operating activities	9,941	4,478

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	50,481	—
Purchases of securities available for sale	(56,758)	(17,345)
Proceeds from maturities, prepayments and calls of investment securities available for sale	14,021	9,752
Proceeds from maturities, prepayments and calls of investment securities held to maturity	492	417
Proceeds from redemption or sale of nonmarketable equity securities	—	2,315
Purchases of nonmarketable equity securities	(635)	(40)
Purchases of equity securities at fair value	—	—
Net decrease in loans	72,250	20,821
Proceeds from sales of other real estate owned	660	—
Purchases of fixed assets	(651)	(215)
Purchases of other investments	(77)	(50)
Distributions from investments	107	20
Cash acquired from acquisition of Wichita Falls Bancshares, Inc., net of cash paid	75,582	—
Net cash provided by investing activities	155,472	15,675

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

Cash flows from financing activities:
Net (decrease) increase in customer deposits	(140,483)	1,417
Net increase in repurchase agreements	5,987	2,926
Net decrease in short-term FHLB advances	—	(7,215)
Proceeds from long-term FHLB advances	40,000	—
Repayment of long-term FHLB advances	(20,032)	—
Cash dividends paid on common stock	(1,078)	(1,032)
Cash dividends paid on preferred stock	(528)	—
Proceeds from stock options exercised	374	—
Payments to repurchase common stock	(1,547)	(649)
Repayment of long-term debt	(10,000)	—
Net cash used in financing activities	(127,307)	(4,553)
Net change in cash and cash equivalents	38,106	15,600
Cash and cash equivalents, beginning of period	41,505	27,922
Cash and cash equivalents, end of period	$79,611	$43,522

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer from loans to other real estate owned	$760	$951
Common stock dividends payable	1,512	1,031
Preferred stock dividends payable	528	—

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a financial holding company, headquartered in Baton Rouge, Louisiana that provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association, a national bank, primarily to meet the needs of individuals, professionals and small to medium-sized businesses. The Company’s primary markets are in south Louisiana, Texas and Alabama. At  March 31, 2026 , the Company operated 20 full service branches located in Louisiana, ten full service branches located in Texas and six full service branches located in Alabama and had 431 full-time equivalent employees.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial statements have been included. The results of operations for the three month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025, including the notes thereto, which were included as part of the Company’s Annual Report.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the ACL. While management uses available information to recognize credit losses on loans, future additions to the allowance  may be necessary based on changes in economic conditions, changes in conditions of borrowers’ industries or changes in the condition of individual borrowers. Because of these factors, it is reasonably possible that the ACL  may change materially in the near term. However, the amount of change that is reasonably possible cannot be estimated.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Standards Adopted in 2026

FASB ASC Topic 326 “Financial Instruments - Credit Losses (Topic 326): Purchased Loans.” Update No. 2025-08 (“ASU 2025-08”). In  November 2025, the FASB issued ASU 2025-08, which expands the scope of the “gross‑up” method, formerly applicable only to PCD assets, to include acquired non‑PCD loans that meet certain criteria, now referred to as PSLs. Under this model, an ACL is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one provision expense previously required for non‑PCD assets. PSLs are defined as non‑PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination. ASU 2025-08 is effective for annual reporting periods beginning after  December 15, 2026, including interim reporting periods, and must be applied prospectively. Early adoption is permitted in interim or annual reporting periods in which financial statements have not yet been issued. An entity that adopts the amendments in an interim reporting period  may apply them as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. The Company early adopted ASU 2025-08 for the annual reporting period beginning on  January 1, 2026. On  January 1, 2026, for PSLs acquired from WFB, the Company established an ACL of $11.6 million and recorded it as part of their initial amortized cost. For additional information, see Note 2. Business Combinations and Note 5. Loans and Allowance for Credit Losses.

Recent Accounting Pronouncements

FASB ASC Topic 220 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses” Update No. 2024-03 (“ASU 2024-03”). In  November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses in a tabular format in the notes of the financial statements for public business entities. ASU 2024-03 is effective on a prospective basis for fiscal years beginning after  December 15, 2026 and interim periods within fiscal years beginning after  December 15, 2027, with early adoption and retrospective application permitted. ASU 2024-03 is not expected to have a significant impact on our financial statements.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. BUSINESS COMBINATIONS

On  January 1, 2026, the Company completed the acquisition of WFB and its wholly-owned subsidiary, FNB, headquartered in Wichita Falls, Texas, with six additional branches serving the surrounding areas. All of the issued and outstanding shares of WFB common stock were converted into aggregate merger consideration consisting of $7.2 million in cash and 3,955,272 shares of Company common stock for an aggregate transaction value of $112.9 million. After fair value adjustments, the acquisition added $1.15 billion in total assets, including $950.2 million in net loans, and $1.02 billion in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $18.0 million of goodwill, none of which is anticipated to be deductible for tax purposes. Goodwill resulted from a combination of synergies and cost savings, and further expansion into Texas.

The table below shows the allocation of the consideration paid for WFB’s common equity to the acquired identifiable assets and liabilities assumed and the goodwill generated from the transaction (dollars in thousands). The fair values listed below are subject to refinement for up to one year after the closing date of the acquisition as additional information becomes available.

Preliminary purchase price allocation:
Shares of Investar common stock to be issued for shares of WFB common stock	3,955,272
Price per share, based on Investar common stock price as of December 31, 2025	$26.72
Fair value of Investar common stock issued	$105,685
Cash consideration	7,202
Total consideration	$112,887

Fair value of assets acquired:
Cash and cash equivalents	$82,784
Investment securities	51,455
Net loans	950,235
Nonmarketable equity securities	3,621
Bank premises and equipment	19,834
Core deposit intangible asset	13,570
BOLI	13,751
Other assets	10,343
Total assets acquired	1,145,593

Fair value of liabilities acquired:
Deposits	1,023,365
Repurchase agreements	1,193
Notes payable	9,163
Other borrowings	15,051
Other liabilities	1,936
Total liabilities assumed	1,050,708

Fair value of net assets acquired	94,885
Goodwill	$18,002

Loans

The Company adopted ASU 2025-08 for the annual reporting period beginning on  January 1, 2026. Accordingly, the initial estimate of expected credit losses recognized in the ACL included both PCD and non-PCD loans which were deemed PSLs.

The following table includes principal balance and the fair value of the loans acquired from WFB (dollars in thousands).

	Principal Balance Acquired	Non-Credit Premium/(Discount)	ACL	Fair Value of Net Loans
PCD loans	$1,441	$(97)	$(143)	$1,201
PSL loans	982,806	(22,213)	(11,559)	949,034
Total	$984,247	$(22,310)	$(11,702)	$950,235

The Company has determined it was impracticable to disclose stand-alone revenues and net income for legacy WFB since January 1, 2026 due to the streamlining and integration of the operating activities during the first quarter of 2026. The Company has also determined it was impracticable to include pro forma information for the WFB acquisition due to the cost versus benefit of including such disclosures.

Acquisition Expense

Acquisition related costs of $1.7 million and $0.2 million are included in acquisition expenses in the accompanying consolidated statements of income for the three months ended March 31, 2026 and 2025, respectively. These costs include system conversion and integrating operations charges and legal and consulting expenses.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. EARNINGS PER COMMON SHARE

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

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data).

	Three months ended March 31,
	2026	2025
Net income	$12,024	$6,293
Less: preferred stock dividends declared	528	—
Net income available to common shareholders	$11,496	$6,293

Weighted average basic shares outstanding	13,762,593	9,832,625
Dilutive effect of stock compensation	243,338	128,315
Dilutive effect of Series A Preferred Stock	1,547,603	—
Weighted average diluted shares outstanding	15,553,534	9,960,940

Basic earnings per common share	$0.84	$0.64
Diluted earnings per common share	$0.77	$0.63

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended March 31,
	2026	2025
Stock options	—	4,122
RSUs	—	85

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. INVESTMENT SECURITIES

Debt Securities

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
March 31, 2026
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$36,777	$59	$(408)	$36,428
Obligations of state and political subdivisions	18,497	12	(1,687)	16,822
Corporate bonds	26,476	186	(1,324)	25,338
Residential mortgage-backed securities	297,900	333	(37,128)	261,105
Commercial mortgage-backed securities	80,060	120	(7,316)	72,864
Total	$459,710	$710	$(47,863)	$412,557

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2025
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$18,910	$54	$(213)	$18,751
Obligations of state and political subdivisions	17,736	43	(1,497)	16,282
Corporate bonds	25,922	95	(1,335)	24,682
Residential mortgage-backed securities	282,849	716	(36,186)	247,379
Commercial mortgage-backed securities	70,585	118	(7,183)	63,520
Total	$416,002	$1,026	$(46,414)	$370,614

The Company calculates realized gains and losses on sales of debt securities under the specific identification method. Shortly after the acquisition of WFB, substantially all of the securities from the acquired portfolio were sold at carrying value, resulting in net proceeds of approximately $50.5 million. Proceeds from sales of investment securities classified as AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended March 31,
	2026	2025
Proceeds from sales	$50,481	$—
Gross gains	—	—
Gross losses	—	—

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
March 31, 2026
Obligations of state and political subdivisions	$46,198	$2,923	$(8)	$49,113
Residential mortgage-backed securities	1,846	—	(170)	1,676
Total	$48,044	$2,923	$(178)	$50,789

		Gross	Gross
		Unrealized	Unrealized	Fair
	Amortized Cost	Gains	Losses	Value
December 31, 2025
Obligations of state and political subdivisions	$46,331	$2,518	$(3)	$48,846
Residential mortgage-backed securities	1,868	—	(174)	1,694
Total	$48,199	$2,518	$(177)	$50,540

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of March 31, 2026 or December 31, 2025.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The approximate fair value of AFS securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2026
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$21,032	$(210)	$2,888	$(198)	$23,920	$(408)
Obligations of state and political subdivisions	4,594	(158)	11,573	(1,529)	16,167	(1,687)
Corporate bonds	3,148	(57)	14,059	(1,267)	17,207	(1,324)
Residential mortgage-backed securities	46,278	(714)	185,588	(36,414)	231,866	(37,128)
Commercial mortgage-backed securities	19,741	(155)	40,598	(7,161)	60,339	(7,316)
Total	$94,793	$(1,294)	$254,706	$(46,569)	$349,499	$(47,863)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2025
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$5,669	$(18)	$3,017	$(195)	$8,686	$(213)
Obligations of state and political subdivisions	—	—	14,330	(1,497)	14,330	(1,497)
Corporate bonds	3,169	(32)	14,196	(1,303)	17,365	(1,335)
Residential mortgage-backed securities	11,982	(97)	192,175	(36,089)	204,157	(36,186)
Commercial mortgage-backed securities	9,865	(70)	41,810	(7,113)	51,675	(7,183)
Total	$30,685	$(217)	$265,528	$(46,197)	$296,213	$(46,414)

At  March 31, 2026, 737 of the Company’s AFS debt securities had unrealized losses totaling 12.0% of the individual securities’ amortized cost basis and 10.4% of the Company’s total amortized cost basis of the AFS investment securities portfolio. At such date, 595 of the 737 securities had been in a continuous loss position for over 12 months.

The approximate fair value of HTM securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2026
Obligations of state and political subdivisions	$—	$—	$1,916	$(8)	$1,916	$(8)
Residential mortgage-backed securities	—	—	1,676	(170)	1,676	(170)
Total	$—	$—	$3,592	$(178)	$3,592	$(178)

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2025
Obligations of state and political subdivisions	$—	$—	$2,060	$(3)	$2,060	$(3)
Residential mortgage-backed securities	—	—	1,694	(174)	1,694	(174)
Total	$—	$—	$3,754	$(177)	$3,754	$(177)

Unrealized losses are generally due to changes in market interest rates. The Company intends to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. The unrealized losses in obligations of state and political subdivisions were caused by interest rate changes. These securities generally benefit from stable, dedicated revenue sources and a legal framework that prioritizes bondholder payments, which significantly mitigates credit risk. The unrealized losses in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. These securities are either guaranteed by the U.S. government or by a government sponsored enterprise and are generally considered to be risk-free. Due to the nature of the investments, current market prices, and the current interest rate environment, the Company determined that these declines were not attributable to credit losses at March 31, 2026 or December 31, 2025.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and approximate fair value of investment debt securities, by contractual maturity, are shown below as of March 31, 2026 (dollars in thousands). Actual maturities  may differ from contractual maturities due to mortgage-backed securities whereby borrowers  may have the right to call or prepay obligations with or without call or prepayment penalties and certain callable bonds whereby the issuer has the option to call the bonds prior to contractual maturity.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
March 31, 2026
Due within one year	$6,573	$6,574	$23	$23
Due after one year through five years	25,280	24,634	2,192	2,185
Due after five years through ten years	49,683	48,383	7,255	7,365
Due after ten years	378,174	332,966	38,574	41,216
Total debt securities	$459,710	$412,557	$48,044	$50,789

Accrued interest receivable on the Company’s investment securities was $2.8 million and $2.2 million at  March 31, 2026 and  December 31, 2025, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

At March 31, 2026, securities with a carrying value of $134.8 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $75.6 million in pledged securities at December 31, 2025.

Equity Securities

Equity securities at fair value include marketable securities in corporate stocks and mutual funds and totaled $3.5 million and $3.4 million at  March 31, 2026 and  December 31, 2025, respectively.

Nonmarketable equity securities primarily consist of FHLB stock and FRB stock. Members of the FHLB and FRB are required to own a certain amount of stock based on the level of borrowings and other factors and  may invest in additional amounts. FHLB stock and FRB stock are carried at cost, restricted as to redemption, and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income. Nonmarketable equity securities also include investments in other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of nonmarketable equity securities at  March 31, 2026 and  December 31, 2025 was $21.4 million and $17.0 million, respectively.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	March 31, 2026	December 31, 2025
Construction and development	$318,868	$147,980
1-4 Family	920,480	376,238
Multifamily	135,081	130,005
Farmland	7,803	4,788
Commercial real estate	1,010,666	912,268
Total mortgage loans on real estate	2,392,898	1,571,279
Commercial and industrial	661,803	595,263
Consumer	13,115	9,431
Total loans	$3,067,816	$2,175,973

Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees, net of direct loan origination costs and commitment fees, are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable. Unamortized premiums and discounts on loans, included in the total loans balances above, were $19.5 million and $0.1 million at March 31, 2026 and  December 31, 2025, respectively, and unearned income, or deferred fees, on loans was $1.5 million and $1.6 million at  March 31, 2026 and  December 31, 2025, respectively, and is also included in the total loans balance in the table above.

The tables below provide an analysis of the aging of loans as of  March 31, 2026 and  December 31, 2025 (dollars in thousands).

	March 31, 2026
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$317,991	$433	$420	$24	$318,868	$—
1-4 Family	902,780	11,331	1,354	5,015	920,480	23
Multifamily	134,909	172	—	—	135,081	—
Farmland	7,803	—	—	—	7,803	—
Commercial real estate	1,002,071	4,135	1,247	3,213	1,010,666	—
Total mortgage loans on real estate	2,365,554	16,071	3,021	8,252	2,392,898	23
Commercial and industrial	660,674	683	383	63	661,803	—
Consumer	12,832	112	42	129	13,115	—
Total loans	$3,039,060	$16,866	$3,446	$8,444	$3,067,816	$23

	December 31, 2025
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$147,862	$56	$19	$43	$147,980	$—
1-4 Family	365,725	4,442	1,950	4,121	376,238	—
Multifamily	130,005	—	—	—	130,005	—
Farmland	4,788	—	—	—	4,788	—
Commercial real estate	908,687	—	2,032	1,549	912,268	—
Total mortgage loans on real estate	1,557,067	4,498	4,001	5,713	1,571,279	—
Commercial and industrial	594,886	291	81	5	595,263	2
Consumer	9,388	9	4	30	9,431	—
Total loans	$2,161,341	$4,798	$4,086	$5,748	$2,175,973	$2

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below provide an analysis of nonaccrual loans as of  March 31, 2026 and  December 31, 2025 (dollars in thousands).

	March 31, 2026
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
Construction and development	$702	$—	$702
1-4 Family	6,222	1,990	8,212
Multifamily	172	—	172
Farmland	—	—	—
Commercial real estate	7,745	2,990	10,735
Total mortgage loans on real estate	14,841	4,980	19,821
Commercial and industrial	170	158	328
Consumer	107	75	182
Total loans	$15,118	$5,213	$20,331

	December 31, 2025
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
Construction and development	$59	$—	$59
1-4 Family	4,122	991	5,113
Multifamily	—	—	—
Farmland	—	—	—
Commercial real estate	940	2,991	3,931
Total mortgage loans on real estate	5,121	3,982	9,103
Commercial and industrial	84	—	84
Consumer	69	3	72
Total loans	$5,274	$3,985	$9,259

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower  may be unable to meet payment obligations as they become due. In determining whether or not a borrower  may be unable to meet payment obligations for each class of loans, the borrower’s debt service capacity is considered through the analysis of current financial information, if available, and/or current information with regard to the collateral position. Loans are placed on nonaccrual status when (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans  may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan  may be returned to accrual status when all the principal and interest amounts contractually due are brought current and payment of future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower. No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the three months ended March 31, 2026 and 2025.

Collateral Dependent Loans

Collateral dependent loans are loans for which the repayments, on the basis of the Company’s assessment at the reporting date, are expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Loans that do not share risk characteristics are excluded from the loan pools and evaluated on an individual basis, and the Company has determined to evaluate collateral dependent loans individually for impairment. The ACL for collateral dependent loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The Company’s collateral dependent loans include all nonaccrual loans shown in the tables above at  March 31, 2026 and  December 31, 2025. The types of collateral that secure collateral dependent loans are discussed under “Portfolio Segment Risk Factors” below.

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

1-4 Family - The 1-4 family portfolio consists of fixed-rate and adjustable-rate residential mortgage loans to consumers to finance a primary residence. The majority of these loans are secured by first liens on residential properties located in the Company’s market areas and carry risks associated with the creditworthiness of the borrower and changes in the value of the collateral and loan-to-value-ratios. The adjustable-rate mortgage loans provide an initial fixed interest rate, generally for three, five or seven years, and then adjust annually thereafter and amortize over a period of up to 30 years. Adjustable-rate mortgage loans generally present different credit risks than fixed-rate mortgage loans primarily because the underlying debt service payments of the borrowers increase as interest rates increase, thereby increasing the potential for delinquency and default. The Company manages these risks through policies and procedures such as limiting loan-to-value ratios at origination, employing experienced underwriting personnel, requiring standards for appraisers, and not making subprime loans. In the third quarter of 2023, the Company exited the consumer mortgage origination business.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below present the Company’s loan portfolio by year of origination, category, and credit quality indicator as of March 31, 2026 and  December 31, 2025 (dollars in thousands). Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at  March 31, 2026 and  December 31, 2025.

	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Construction and development
Pass	$5,929	$93,617	$89,506	$47,186	$37,304	$7,547	$25,421	$306,510
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	2,231	—	4,611	4,757	759	—	12,358
Total construction and development	$5,929	$95,848	$89,506	$51,797	$42,061	$8,306	$25,421	$318,868

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 Family
Pass	$1,857	$15,060	$17,575	$91,084	$446,147	$275,136	$64,405	$911,264
Special Mention	—	—	—	—	—	23	—	23
Substandard	—	—	56	409	4,076	4,556	96	9,193
Total 1-4 family	$1,857	$15,060	$17,631	$91,493	$450,223	$279,715	$64,501	$920,480

Current-period gross charge-offs	$—	$—	$—	$—	$(87)	$(42)	$—	$(129)

Multifamily
Pass	$3,939	$39,104	$1,554	$22,828	$46,958	$16,180	$497	$131,060
Special Mention	—	—	—	—	—	3,849	—	3,849
Substandard	—	—	—	—	—	172	—	172
Total multifamily	$3,939	$39,104	$1,554	$22,828	$46,958	$20,201	$497	$135,081

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$276	$1,131	$439	$650	$107	$4,068	$1,132	$7,803
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total farmland	$276	$1,131	$439	$650	$107	$4,068	$1,132	$7,803

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$23,231	$145,403	$49,844	$74,663	$278,247	$398,295	$14,945	$984,628
Special Mention	—	—	—	—	—	5,308	—	5,308
Substandard	—	5,968	2,147	596	118	11,901	—	20,730
Total commercial real estate	$23,231	$151,371	$51,991	$75,259	$278,365	$415,504	$14,945	$1,010,666

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$11,042	$127,570	$28,891	$31,064	$111,297	$32,452	$319,154	$661,470
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	3	49	24	160	73	309
Doubtful	—	—	24	—	—	—	—	24
Total commercial and industrial	$11,042	$127,570	$28,918	$31,113	$111,321	$32,612	$319,227	$661,803

Current-period gross charge-offs	$—	$(193)	$—	$—	$—	$—	$(3)	$(196)

Consumer
Pass	$1,953	$4,327	$2,564	$1,644	$860	$792	$761	$12,901
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	9	71	51	5	72	6	214
Total consumer	$1,953	$4,336	$2,635	$1,695	$865	$864	$767	$13,115

Current-period gross charge-offs	$—	$(31)	$(8)	$—	$—	$—	$(3)	$(42)

Total loans
Pass	$48,227	$426,212	$190,373	$269,119	$920,920	$734,470	$426,315	$3,015,636
Special Mention	—	—	—	—	—	9,180	—	9,180
Substandard	—	8,208	2,277	5,716	8,980	17,620	175	42,976
Doubtful	—	—	24	—	—	—	—	24
Total loans	$48,227	$434,420	$192,674	$274,835	$929,900	$761,270	$426,490	$3,067,816

Current-period gross charge-offs	$—	$(224)	$(8)	$—	$(87)	$(42)	$(6)	$(367)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company had no loans that were classified as Loss at  March 31, 2026 and no loans that were classified as Doubtful or Loss at  December 31, 2025.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets, the balances of which were $47.9 million and $44.7 million at March 31, 2026 and  December 31, 2025, respectively. The total unpaid principal balances of loans where participating interests have been sold were approximately $229.6 million and $239.2 million at March 31, 2026 and  December 31, 2025, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as to companies of which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $34.3 million and $34.7 million as of March 31, 2026 and  December 31, 2025, respectively. No related party loans were classified as nonperforming or nonaccrual at  March 31, 2026 or  December 31, 2025.

The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	March 31, 2026	December 31, 2025
Balance, beginning of period	$34,749	$43,647
New loans/changes in relationship	63	231
Repayments/changes in relationship	(490)	(9,129)
Balance, end of period	$34,322	$34,749

Allowance for Credit Losses

The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired, and be adjusted each period as a provision for credit losses for changes in expected lifetime credit losses. The Company developed a CECL model methodology that calculates expected credit losses over the life of the portfolio by analyzing the composition, characteristics and quality of the loan portfolio, as well as prevailing economic conditions and forecasts. The CECL calculation estimates credit losses using a combination of discounted cash flow and remaining life analyses, which is a type of loss rate methodology that uses an average loss rate and applies it to future expected outstanding balances of the pool. Management has determined that four quarters represents a reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, when necessary, the model reverts back to the historical loss rates adjusted for qualitative factors related to current conditions using a four-quarter reversion period. The Company evaluates the adequacy of the ACL on a quarterly basis.

The ACL is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. For each pool of loans, the Company evaluates and applies qualitative adjustments to the calculated ACL based on several factors, including, but not limited to, changes in current and expected future economic conditions, changes in the nature and volume of the portfolio, changes in levels of concentrations, changes in the volume and severity of past due loans, changes in lending policies and personnel, changes in the competitive and regulatory environment of the banking industry, and changes in other external factors. Loans that do not share similar risk characteristics with other loans are excluded from the loan pools and individually evaluated for impairment. For collateral dependent loans where the borrower is experiencing financial difficulty, which the Company evaluates independently from the loan pool, the expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, which is based on third party appraisals. Individually evaluated loans that are not collateral dependent are evaluated based on a discounted cash flow methodology. Credits deemed uncollectible are charged to the ACL. Provisions for credit losses and recoveries on loans previously charged off are adjustments to the ACL.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company made the accounting policy election to exclude accrued interest receivable from the amortized cost of loans and the estimate of the ACL. Accrued interest receivable on the Company’s loans was $16.7 million and $12.1 million at  March 31, 2026 and  December 31, 2025, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

The table below shows a summary of the activity in the ACL for the three months ended March 31, 2026 and 2025 (dollars in thousands).

	Three months ended March 31,
	2026	2025
Balance, beginning of period	$26,349	$26,721
ACL on PCD loans at acquisition	143	—
ACL on PSL loans at acquisition	11,559	—
Reversal of credit losses on loans(1)	(1,802)	(3,695)
Charge-offs	(367)	(127)
Recoveries	103	3,536
Balance, end of period	$35,985	$26,435

(1)	For the three months ended March 31, 2026, the $2.1 million reversal of credit losses on the consolidated statement of income includes a $1.8 million reversal of credit losses on loans and a $0.3 million reversal of credit losses on unfunded loan commitments. For the three months ended March 31, 2025, the $3.6 million reversal of credit losses on the consolidated statement of income includes a $3.7 million reversal of credit losses on loans and a $0.1 million provision for credit losses on unfunded loan commitments.

The reversal of credit losses on loans for the three months ended  March 31, 2026 was primarily due to a decrease in total loans during the quarter, changes in the economic forecast and the completion of our CECL allowance model recalibration. The reversal of credit losses on loans for the three months ended  March 31, 2025 was primarily due to net recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables outline the activity in the ACL by collateral type for the three months ended March 31, 2026 and 2025, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of  March 31, 2026 and 2025 (dollars in thousands).

	Three months ended March 31, 2026
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,327	$6,053	$1,814	$6	$11,388	$5,680	$81	$26,349
ACL on PCD loans at acquisition	—	109	—	—	—	15	19	143
ACL on PSL loans at acquisition	455	9,344	51	2	874	783	50	11,559
Provision for (reversal of) credit losses on loans	(427)	475	(719)	—	(3,217)	2,051	35	(1,802)
Charge-offs	—	(129)	—	—	—	(196)	(42)	(367)
Recoveries	—	70	—	—	—	25	8	103
Ending balance	$1,355	$15,922	$1,146	$8	$9,045	$8,358	$151	$35,985
Ending allowance balance for loans individually evaluated for impairment	—	221	—	—	272	71	27	591
Ending allowance balance for loans collectively evaluated for impairment	1,355	15,701	1,146	8	8,773	8,287	124	35,394
Loans receivable:
Balance of loans individually evaluated for impairment	702	8,212	172	—	10,735	328	182	20,331
Balance of loans collectively evaluated for impairment	318,166	912,268	134,909	7,803	999,931	661,475	12,933	3,047,485
Total period-end balance	$318,868	$920,480	$135,081	$7,803	$1,010,666	$661,803	$13,115	$3,067,816

	Three months ended March 31, 2025
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,145	$5,603	$1,185	$8	$11,759	$6,933	$88	$26,721
Provision for (reversal of) credit losses on loans	112	964	312	—	(3,055)	(2,062)	34	(3,695)
Charge-offs	—	(23)	—	—	—	(78)	(26)	(127)
Recoveries	1	8	—	—	3,314	209	4	3,536
Ending balance	$1,258	$6,552	$1,497	$8	$12,018	$5,002	$100	$26,435
Ending allowance balance for loans individually evaluated for impairment	—	257	—	—	232	—	7	496
Ending allowance balance for loans collectively evaluated for impairment	1,258	6,295	1,497	8	11,786	5,002	93	25,939
Loans receivable:
Balance of loans individually evaluated for impairment	23	2,962	—	—	2,247	139	214	5,585
Balance of loans collectively evaluated for impairment	149,252	391,773	103,248	6,718	929,621	510,626	9,808	2,101,046
Total period-end balance	$149,275	$394,735	$103,248	$6,718	$931,868	$510,765	$10,022	$2,106,631

Loan Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination of such concessions. Modifications that do not impact the contractual payment terms, such as covenant waivers, modification of a contingent acceleration clauses, and insignificant payment delays are not included in the disclosures. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the three months ended March 31, 2026 and 2025, the Company did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of goodwill, core deposit intangible assets arising from acquisitions, and a trademark intangible. At  March 31, 2026 and  December 31, 2025, “Goodwill and other intangible assets, net” in the accompanying consolidated balance sheets totaled $72.1 million and $41.2 million, respectively, and included no accumulated impairment losses.

The carrying amount of goodwill at  March 31, 2026 and  December 31, 2025 was $58.1 million and $40.1 million, respectively. The Company recorded $18.0 million of goodwill during 2026, related to the acquisition of WFB. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if certain impairment indicators exist. No goodwill impairment was recorded during the periods presented.

The table below shows a summary of goodwill activity for the periods presented (dollars in thousands).

	March 31, 2026	December 31, 2025
Beginning balance	$40,088	$40,088
Acquisition of WFB	18,002	—
Ending balance	$58,090	$40,088

Core deposit intangibles have finite lives and are being amortized on an accelerated basis over their estimated useful lives, which range from 10 to 15 years. The Company recorded a core deposit intangible of $13.6 million related to the acquisition of WFB. The table below shows a summary of the core deposit intangible assets as of the dates presented (dollars in thousands).

	March 31, 2026	December 31, 2025
Gross carrying amount	$21,055	$7,486
Accumulated amortization	(7,107)	(6,490)
Net carrying amount	$13,948	$996

Amortization expense for the core deposit intangible assets recorded in “Depreciation and amortization” in the accompanying consolidated statements of income totaled approximately $0.6 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

The estimated remaining amortization expense for the Company’s core deposit intangible assets is displayed in the table below (dollars in thousands). The weighted average amortization period remaining for core deposit intangibles is 9.4 years.

Remainder of 2026	$1,809
2027	1,939
2028	1,702
2029	1,475
2030	1,366
Thereafter	5,657
Total	$13,948

The trademark intangible had a carrying value of $0.1 million at  March 31, 2026 and  December 31, 2025.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive (Loss) Income

Activity within the balances in accumulated other comprehensive (loss) income, net is shown in the table below (dollars in thousands).

AFS Securities
Three months ended March 31, 2026:
Balance at beginning of period	$(35,722)
Unrealized loss, net	(1,388)
Balance at end of period	$(37,110)

AFS Securities
Three months ended March 31, 2025:
Balance at beginning of period	$(48,357)
Unrealized gain, net	5,478
Balance at end of period	$(42,879)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815 “Derivatives and Hedging,” and changes in fair value are recognized in other operating income. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there  may be fair value adjustments related to credit quality variations between counterparties, which  may impact earnings as required by FASB ASC Topic 820 “Fair Value Measurement” (“ASC 820”). The Company did not recognize any gains or losses in other operating income resulting from fair value adjustments of these swap agreements during the three months ended March 31, 2026 and 2025.

The table below presents the notional amounts and fair values of the Company’s derivative financial instruments as well as their classification on the accompanying consolidated balance sheets at  March 31, 2026 and  December 31, 2025 (dollars in thousands).

		Fair Value
	Notional(1)	Derivative Assets(2)	Derivative Liabilities(2)
March 31, 2026
Interest rate swaps	$325,512	$11,374	$11,374

December 31, 2025
Interest rate swaps	$361,564	$11,660	$11,660

(1)	At March 31, 2026 the Company had notional amounts of $162.8 million in interest rate swap contracts with customers and $162.8 million in offsetting interest rate swap contracts with other financial institutions. At December 31, 2025 the Company had notional amounts of $180.8 million in interest rate swap contracts with customers and $180.8 million in offsetting interest rate swap contracts with other financial institutions.
(2)	Derivative assets and liabilities are reported at fair value in “Other assets” and “Accrued taxes and other liabilities,” respectively, in the accompanying consolidated balance sheets.

The table below presents the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivative financial instruments and securities sold under agreements to repurchase at  March 31, 2026 and  December 31, 2025 (dollars in thousands).

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral(1)	Net Amount
March 31, 2026
Financial assets:
Interest rate swaps	$11,374	$—	$11,374	$—	$(9,719)	$1,655
Total	$11,374	$—	$11,374	$—	$(9,719)	$1,655

Financial liabilities:
Interest rate swaps	$11,374	$—	$11,374	$—	$—	$11,374
Repurchase agreements	18,363	—	18,363	(18,363)	—	—
Total	$29,737	$—	$29,737	$(18,363)	$—	$11,374

December 31, 2025
Financial assets:
Interest rate swaps	$11,660	$—	$11,660	$—	$(8,729)	$2,931
Total	$11,660	$—	$11,660	$—	$(8,729)	$2,931

Financial liabilities:
Interest rate swaps	$11,660	$—	$11,660	$—	$—	$11,660
Repurchase agreements	11,183	—	11,183	(11,183)	—	—
Total	$22,843	$—	$22,843	$(11,183)	$—	$11,660

(1)	The Company had no collateral posted with counterparties at March 31, 2026 and December 31, 2025. Collateral received from counterparties is included in “Interest-bearing deposits” in the accompanying consolidated balance sheets.

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

The Company holds SBIC qualified funds and other investment funds that do not have a readily determinable fair value. In accordance with ASC 820, these investments are measured at fair value using the net asset value practical expedient and are not required to be classified in the fair value hierarchy. At March 31, 2026 and  December 31, 2025, the fair values of these investments were $3.6 million and $3.5 million, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.

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

Management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data. At March 31, 2026 and  December 31, 2025, all of the Company’s level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.

Derivative Financial Instruments – The fair value for interest rate swap agreements is based upon the expected future cash flows of the agreements discounted at market rates. These derivative instruments are classified in level 2 of the fair value hierarchy.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$36,428	$—	$36,428	$—
Obligations of state and political subdivisions	16,822	—	14,216	2,606
Corporate bonds	25,338	—	25,338	—
Residential mortgage-backed securities	261,105	—	261,105	—
Commercial mortgage-backed securities	72,864	—	72,864	—
Equity securities at fair value	3,484	3,484	—	—
Interest rate swaps - gross assets	11,374	—	11,374	—
Total assets	$427,415	$3,484	$421,325	$2,606
Liabilities:
Interest rate swaps - gross liabilities	$11,374	$—	$11,374	$—

December 31, 2025
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$18,751	$—	$18,751	$—
Obligations of state and political subdivisions	16,282	—	12,678	3,604
Corporate bonds	24,682	—	24,682	—
Residential mortgage-backed securities	247,379	—	247,379	—
Commercial mortgage-backed securities	63,520	—	63,520	—
Equity securities at fair value	3,354	3,354	—	—
Interest rate swaps - gross assets	11,660	—	11,660	—
Total assets	$385,628	$3,354	$378,670	$3,604
Liabilities:
Interest rate swaps - gross liabilities	$11,660	$—	$11,660	$—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the three months ended March 31, 2026 and 2025 (dollars in thousands).

Obligations of State and Political Subdivisions
Balance at December 31, 2025	$3,604
Realized gain (loss) included in earnings	—
Unrealized gain included in other comprehensive income	31
Purchases	—
Sales	—
Maturities, prepayments, and calls	(1,029)
Transfers into level 3	—
Transfers out of level 3	—
Balance at March 31, 2026	$2,606

	Obligations of State and Political Subdivisions	Corporate Bonds
Balance at December 31, 2024	$4,317	$494
Realized gain (loss) included in earnings	—	—
Unrealized gain included in other comprehensive income	76	1
Purchases	—	—
Sales	—	—
Maturities, prepayments, and calls	(917)	—
Transfers into level 3	—	—
Transfers out of level 3	—	—
Balance at March 31, 2025	$3,476	$495

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at March 31, 2026 and  December 31, 2025. For the three months ended March 31, 2026 and 2025, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of level 3 assets measured at fair value on a recurring basis at March 31, 2026 and  December 31, 2025 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(1)
March 31, 2026
Obligations of state and political subdivisions	$2,606	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(2)	0% - 6%	1%

December 31, 2025
Obligations of state and political subdivisions	$3,604	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(2)	0% - 6%	2%

(1)	Weighted by relative fair value
(2)	Fair values determined through valuation analysis using coupon, yield (discount margin), liquidity and expected repayment dates.

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

Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of  March 31, 2026 and  December 31, 2025. There were no liabilities measured on a nonrecurring basis at March 31, 2026 or December 31, 2025 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(1)
March 31, 2026
Loans individually evaluated for impairment(2)	$2,706	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	5%

December 31, 2025
Loans individually evaluated for impairment(2)	$3,312	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	1% - 100%	9%
Other real estate owned(3)	1,959	Underlying collateral value, third party appraisals	Collateral discounts and discount rates	13% - 14%	13%

(1)	Weighted by relative fair value.
(2)	Loans individually evaluated for impairment that were re-measured during the period had a carrying value of $3.1 million and $3.6 million at March 31, 2026 and December 31, 2025, respectively, with related ACL of $0.4 million and $0.3 million, respectively, as of such dates.
(3)	Other real estate owned that was re-measured during the period had a carrying value of $2.0 million at December 31, 2025.

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

The estimated fair values of the Company’s financial instruments are summarized in the tables below as of the dates indicated (dollars in thousands).

	March 31, 2026
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$79,611	$79,611	$79,611	$—	$—
Investment securities - AFS	412,557	412,557	—	409,951	2,606
Investment securities - HTM	48,044	50,789	—	1,676	49,113
Equity securities at fair value	3,484	3,484	3,484	—	—
Nonmarketable equity securities	21,373	21,373	—	21,373	—
Loans, net of allowance	3,031,831	3,018,051	—	—	3,018,051
Interest rate swaps - gross assets	11,374	11,374	—	11,374	—

Financial liabilities:
Deposits	3,232,813	3,231,825	—	3,231,825	—
FHLB short-term advances and repurchase agreements	54,363	54,357	—	54,357	—
FHLB long-term advances	100,032	99,994	—	99,994	—
Junior subordinated debt	23,019	23,016	—	—	23,016
Subordinated debt	16,749	15,918	—	15,918	—
Interest rate swaps - gross liabilities	11,374	11,374	—	11,374	—

	December 31, 2025
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,505	$41,505	$41,505	$—	$—
Investment securities - AFS	370,614	370,614	—	367,010	3,604
Investment securities - HTM	48,199	50,540	—	1,694	48,846
Equity securities at fair value	3,354	3,354	3,354	—	—
Nonmarketable equity securities	17,021	17,021	—	17,021	—
Loans, net of allowance	2,149,624	2,080,142	—	—	2,080,142
Interest rate swaps - gross assets	11,660	11,660	—	11,660	—

Financial liabilities:
Deposits	2,350,249	2,349,856	—	2,349,856	—
FHLB short-term advances and repurchase agreements	47,183	47,193	—	47,193	—
FHLB long-term advances	80,000	80,079	—	80,079	—
Junior subordinated debt	8,830	8,830	—	—	8,830
Subordinated debt	16,738	15,252	—	15,252	—
Interest rate swaps - gross liabilities	11,660	11,660	—	11,660	—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10. INCOME TAXES

The income tax expense and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended March 31,
	2026	2025
Income tax expense	$2,885	$1,421
Effective tax rate	19.4%	18.4%

For the three months ended March 31, 2026 and 2025, the effective tax rate differed from the statutory tax rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI.

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

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	March 31, 2026	December 31, 2025
Loan commitments	$462,192	$431,795
Standby letters of credit	4,533	5,436

The credit risk associated with these commitments is evaluated in a manner similar to the ACL on loans and is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The table below shows a summary of the activity in the ACL on unfunded loan commitments for the periods presented (dollars in thousands).

	Three months ended March 31,
	2026	2025
Balance, beginning of period	$425	$42
ACL on unfunded loan commitments at acquisition	212	—
(Reversal of) provision for credit losses on unfunded loan commitments	(306)	99
Balance, end of period	$331	$141

Additionally, at March 31, 2026, the Company had unfunded commitments of $1.4 million for its investments in SBIC qualified funds and other investment funds.

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

Quantitative information regarding the Company’s operating leases is presented below as of and for the three months ended March 31, 2026 and 2025 (dollars in thousands).

	March 31,
	2026	2025
Total operating lease cost(1)	$183	$115
Weighted-average remaining lease term (in years)	4.5	5.4
Weighted-average discount rate	3.5%	3.4%

(1)	Short-term lease cost was immaterial for the periods presented.

At  March 31, 2026 and  December 31, 2025, the Company’s operating lease ROU assets were $2.7 million and $1.8 million, respectively, and the Company’s related operating lease liabilities were $2.8 million and $1.9 million, respectively. The Company’s operating leases have remaining terms ranging from approximately one to six years, including extension options if the Company is reasonably certain they will be exercised.

Future obligations due under non-cancelable operating leases at March 31, 2026 are presented below (dollars in thousands).

Remainder of 2026	$514
2027	670
2028	653
2029	599
2030	450
Thereafter	157
Total lease payments	3,043
Less: imputed interest	(230)
Total lease obligations	$2,813

At March 31, 2026, the Company had not entered into any material leases that have not yet commenced.

The Bank owns its corporate headquarters building, the first floor of which is occupied by multiple tenants. The Bank, as lessor, also leases a portion of one of its branch locations. All tenant leases are operating leases. The Bank, as lessor, recognized lease income of $0.1 million for the three month periods ended March 31, 2026 and 2025.

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

•	the extent of continuing client demand for the high level of personalized service that is a key element of our banking approach as well as our ability to execute our strategy generally;

•	our dependence on our management team, and our ability to attract and retain qualified personnel;

•	the concentration of our business within our geographic areas of operation in Louisiana, Texas and Alabama;

•	risks to holders of our common stock relating to our Series A Preferred Stock, including but not limited to dividend preferences to holders of the preferred stock, other conditions with respect to the payment of dividends on our common stock, potential dilution upon conversion of the preferred stock, and liquidation preferences to holders of the preferred stock;

•	increasing costs of complying with new and potential future regulations;

•	new or increasing geopolitical tensions, including resulting from conflicts and wars in the Middle East, Ukraine and Israel and surrounding areas or new areas;

•	the emergence or worsening of widespread public health challenges or pandemics;

•	concentration of credit exposure;

•	any deterioration in asset quality and higher loan charge-offs, and the time and effort necessary to resolve problem assets;

•	fluctuations in the price of oil and natural gas;

•	data processing system failures and errors;

•	risks associated with our digital transformation process, including increased risks of cyberattacks and other security breaches and challenges associated with addressing the increased prevalence of artificial intelligence;

•	risks of losses resulting from increased fraud attacks against us and others in the financial services industry;

•	potential impairment of our goodwill and other intangible assets;

•	the impact of litigation and other legal proceedings to which we become subject;

•	competitive pressures in the commercial finance, retail banking, mortgage lending and consumer finance industries, as well as the financial resources of, and products offered by, competitors;

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

These factors should not be construed as exhaustive. Additional information on these and other risk factors can be found in Part I. Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in the Company’s Annual Report and in Part II. Item 1A. “Risk Factors” of this report.

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

Company Overview

This section presents management’s perspective on the consolidated financial condition and results of operations of the Company and its wholly-owned subsidiary, the Bank. The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included herein, and the audited consolidated financial statements for the year ended December 31, 2025, including the notes thereto, and the related MD&A in the Annual Report. All cross-references to the “Notes” in this Form 10-Q refer to the Notes to Consolidated Financial Statements contained in Part I. Item 1. Financial Statements unless otherwise noted.

The Bank commenced operations in 2006, and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter, and its name changed to Investar Bank, National Association. Through the Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals, and small to medium-sized businesses. Our primary areas of operation are south Louisiana, including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; Texas, including Houston and its surrounding area, and, as of January 1, 2026, north Dallas and Wichita Falls and their surrounding areas; and Alabama, including York and Oxford and their surrounding areas. At March 31, 2026, we operated 36 full service branches comprised of 20 full service branches in Louisiana, ten full service branches in Texas, and six full service branches in Alabama.

Our strategy focuses on consistent, quality earnings through the optimization of our balance sheet. Our strategy includes originating and renewing high quality, primarily variable-rate, loans and allowing higher risk credit relationships to run off. We have kept duration short on our liabilities to provide flexibility to secure lower cost funding that was accretive to our net interest margin. Our strategy also includes growth through acquisitions, including whole-bank acquisitions, strategic branch acquisitions and asset acquisitions. We have completed eight whole-bank acquisitions since 2011 and regularly review acquisition opportunities. Our most recent whole bank acquisition was completed in January 2026. For additional information, see “Acquisition of WFB” below.

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

Acquisition of WFB

On July 1, 2025, we announced that we had entered into the Agreement and Plan of Merger by and between the Company and WFB, headquartered in Wichita Falls, Texas, which provided for the merger of WFB with and into the Company, with the Company as the surviving corporation, followed by the merger of FNB, WFB’s wholly-owned subsidiary, with and into the Bank, with the Bank as the surviving bank. We completed the acquisition of WFB and FNB on January 1, 2026. All of the issued and outstanding shares of WFB common stock were converted into aggregate merger consideration consisting of $7.2 million in cash and 3,955,272 shares of our common stock for an aggregate transaction value of $112.9 million. This value is based on the Company’s closing stock price on December 31, 2025 of $26.72 per common share. On January 1, 2026, we acquired $1.15 billion in total assets, $950.2 million in net loans and $1.02 billion in total deposits. For additional information, see Note 2. Business Combinations.

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

Certain Events That Affect Period-over-Period Comparability

Acquisitions. As discussed above, on January 1, 2026, we completed the acquisition of WFB.

Changing Inflation and Interest Rates. During 2025, beginning in September 2025, the Federal Reserve reduced the federal funds target rate three times by 75 basis points on a cumulative basis to 3.50% to 3.75%. Accordingly, the prevailing federal funds target rate for the three months ended March 31, 2026 was lower than for the three months ended March 31, 2025.

Hurricane Ida. During the first quarter of 2025, we recorded a $3.3 million recovery of loans previously charged off as a result of a property insurance settlement related to a loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida, and we also recorded related noninterest expense of $0.2 million.

Private Placement of Series A Preferred Stock. As discussed above, on July 1, 2025, we completed a private placement of our newly designated Series A Preferred Stock.

Overview of Financial Condition and Results of Operations

Total assets increased $1.04 billion, or 36.8%, to $3.88 billion at March 31, 2026, compared to $2.83 billion at December 31, 2025. The acquisition of WFB increased total assets $1.15 billion on January 1, 2026. For the three months ended March 31, 2026, net income available to common shareholders was $11.5 million, or $0.77 per diluted common share, compared to net income available to common shareholders of $6.3 million, or $0.63 per diluted common share, for the three months ended March 31, 2025. At March 31, 2026, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations.

Key components of our performance for the three months ended March 31, 2026 are summarized below.

●	Total loans increased $891.8 million, or 41.0%, to $3.07 billion at March 31, 2026, compared to $2.18 billion at December 31, 2025.

●	Total deposits increased $882.6 million, or 37.6%, to $3.23 billion at March 31, 2026, compared to $2.35 billion at December 31, 2025. Noninterest-bearing deposits increased $194.1 million, or 43.5%, to $640.1 million at March 31, 2026, compared to $446.0 million at December 31, 2025. As of March 31, 2026, estimated uninsured deposits represented approximately 36% of our total deposits.

●	Net interest income for the three months ended March 31, 2026 was $32.7 million, an increase of $14.3 million, or 78.0%, compared to $18.3 million for the three months ended March 31, 2025, which was the result of an $18.8 million increase in interest income partially offset by a $4.5 million decrease in interest expense. We experienced margin expansion as our yield on interest-earning assets increased and our cost of funds decreased for the respective periods.

●	During the three months ended March 31, 2026, our net interest margin was 3.59%, compared to 2.87% for the three months ended March 31, 2025.

●	For the three months ended March 31, 2026, we recorded a reversal of credit losses of $2.1 million compared to a reversal of credit losses of $3.6 million for the three months ended March 31, 2025.

●	Noninterest income increased $1.0 million, or 48.2%, to $3.0 million for the three months ended March 31, 2026, compared to $2.0 million for the three months ended March 31, 2025.

●	Noninterest expense increased $6.6 million, or 40.7%, to $22.8 million for the three months ended March 31, 2026, compared to $16.2 million for the three months ended March 31, 2025.

●	Nonperforming loans were 0.66% of total loans at March 31, 2026, compared to 0.43% at December 31, 2025.

●	Return on average assets increased to 1.25% for the three months ended March 31, 2026, compared to 0.94% for the three months ended March 31, 2025.

●	Return on average common equity was 12.12% for the three months ended March 31, 2026, compared to 10.31% for the three months ended March 31, 2025.

●	Book value per common share reached a record high of $27.97 at March 31, 2026, compared to $27.63 at December 31, 2025.

●

During the three months ended March 31, 2026, we paid $1.5 million to repurchase 53,420 shares of common stock compared to $0.6 million to repurchase 34,992 shares of common stock during the three months ended March 31, 2025.

●	Stockholders’ equity increased $113.6 million, or 37.7%, to $414.6 million at March 31, 2026 compared to December 31, 2025.

Discussion and Analysis of Financial Condition

Loans

General. Loans constitute our most significant asset, comprising 79.2% and 76.8% of our total assets at March 31, 2026 and December 31, 2025, respectively. Total loans increased $891.8 million, or 41.0%, to $3.07 billion at March 31, 2026, compared to $2.18 billion at December 31, 2025. The increase in loans was primarily the result of the acquisition of WFB, which increased total loans $961.9 million on January 1, 2026. We are emphasizing the origination of high margin loans that promote long-term profitability and proactively exiting credit relationships that do not fit this strategy. Our variable-rate loans as a percentage of total loans increased to 49% at March 31, 2026 compared to 38% at December 31, 2025. Included in variable-rate loans as of March 31, 2026 are adjustable-rate mortgage loans we acquired in connection with our acquisition of WFB.

The table below sets forth the balance of loans outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	March 31, 2026		December 31, 2025
		Percentage of		Percentage of
	Amount	Total Loans	Amount	Total Loans
Construction and development	$318,868	10.4%	$147,980	6.8%
1-4 Family	920,480	30.0	376,238	17.3
Multifamily	135,081	4.4	130,005	6.0
Farmland	7,803	0.3	4,788	0.2
Commercial real estate
Owner-occupied(1)	505,882	16.5	460,126	21.1
Nonowner-occupied	504,784	16.4	452,142	20.8
Total mortgage loans on real estate	2,392,898	78.0	1,571,279	72.2
Commercial and industrial(1)	661,803	21.6	595,263	27.4
Consumer	13,115	0.4	9,431	0.4
Total loans	$3,067,816	100%	$2,175,973	100%

(1)	The Company’s business lending portfolio consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans.

At March 31, 2026, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $1.17 billion, an increase of $112.3 million, or 10.6%, compared to $1.06 billion at December 31, 2025. The increase in the business lending portfolio was primarily driven by the acquisition of WFB, partially offset by loan amortization.

Construction and development loans totaled $318.9 million at March 31, 2026, an increase of $170.9 million, or 115.5%, compared to $148.0 million at December 31, 2025. The increase in construction and development loans was primarily due to the acquisition of WFB.

1-4 Family loans totaled $920.5 million at March 31, 2026, an increase of $544.2 million, or 144.7%, compared to $376.2 million at December 31, 2025. The increase in 1-4 family loans was primarily due to the acquisition of WFB. Substantially all of the 1-4 family loans acquired from WFB were consumer mortgage loans with an adjustable rate.

During the third quarter of 2023, we exited the consumer mortgage loan origination business to transition into shorter duration, higher risk-adjusted return asset classes in an effort to focus more on our core business and optimize profitability. Our strategy is to allow the consumer mortgage portfolio to amortize and remix the loan portfolio by replacing consumer mortgage loans with owner-occupied commercial real estate loans and commercial and industrial loans. We will continue our strategy to allow the consumer mortgage portfolio to amortize, including those loans acquired through our acquisition of WFB.

The consumer mortgage portfolio was approximately $879.8 million and $224.5 million at March 31, 2026 and December 31, 2025, respectively. The increase was due to the acquisition of WFB. Our consumer mortgage portfolio is included in the 1-4 family and construction and development categories. At March 31, 2026, the remaining loans in the construction and development category consisted primarily of commercial properties, and the remaining loans in the 1-4 family category consisted primarily of second mortgages, home equity loans, home equity lines of credit, and business purpose loans secured by 1-4 family residential real estate.

Nonowner-occupied loans totaled $504.8 million at March 31, 2026, an increase of $52.6 million, or 11.6%, compared to $452.1 million at December 31, 2025. The increase in nonowner-occupied loans was primarily due to the acquisition of WFB, partially offset by loan amortization and payoffs that aligned with our continued strategy to optimize and de-risk the mix of the portfolio.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2026 and December 31, 2025, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

The table below sets forth the balance of owner-occupied loans by industry based on NAICS code and nonowner-occupied loans by property type as of the dates presented (dollars in thousands).

	March 31, 2026		December 31, 2025
	Amount	Percentage of Total	Amount	Percentage of Total
Owner-occupied
Retail trade	$129,356	26%	$129,973	28%
Wholesale trade	58,992	12	59,282	13
Real estate	56,956	11	39,930	9
Healthcare and social assistance	42,218	8	42,522	9
Other services (except public administration)	37,150	7	32,147	7
Mining, quarrying, and oil and gas extraction	34,038	7	34,119	7
Accommodation and food services	32,143	6	30,884	7
Manufacturing	28,721	6	20,733	5
Construction	21,611	4	16,193	4
All other(1)	64,697	13	54,343	11
Total owner-occupied	$505,882	100%	$460,126	100%

Nonowner-occupied
Retail	$168,680	33%	$157,272	35%
Office	107,719	21	82,833	18
Healthcare	83,963	17	85,921	19
Warehouse	54,611	11	49,254	11
Hotel/motel	29,723	6	29,956	7
All other	60,088	12	46,906	10
Total nonowner-occupied	$504,784	100%	$452,142	100%

(1)	No individual category within “All other” represents more than 4% of total owner-occupied loans.

The following table reflects contractual loan maturities of loans in our loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range at March 31, 2026 (dollars in thousands). Adjustable-rate mortgage loans that we acquired in connection with our acquisition of WFB are reflected in the “Loans with variable rates” portion of the table; however, the rate of these loans is generally fixed for an initial period depending on the loan terms.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Mortgage loans on real estate:
Construction and development	$259,415	$49,972	$9,138	$343	$318,868
1-4 Family	33,026	88,927	47,504	751,023	920,480
Multifamily	26,166	90,586	5,847	12,482	135,081
Farmland	1,175	4,143	2,221	264	7,803
Commercial real estate
Owner-occupied	112,802	200,850	187,991	4,239	505,882
Nonowner-occupied	191,673	199,086	111,510	2,515	504,784
Commercial and industrial	324,398	185,114	152,207	84	661,803
Consumer	3,073	8,387	1,416	239	13,115
Total loans	$951,728	$827,065	$517,834	$771,189	$3,067,816

Loans with fixed rates:
Mortgage loans on real estate:
Construction and development	$144,282	$18,166	$3,899	$145	$166,492
1-4 Family	22,284	57,831	38,967	206,037	325,119
Multifamily	20,444	44,686	3,245	840	69,215
Farmland	356	2,935	788	—	4,079
Commercial real estate
Owner-occupied	19,459	136,930	171,480	1,443	329,312
Nonowner-occupied	121,227	180,071	86,488	157	387,943
Commercial and industrial	45,712	124,515	110,547	—	280,774
Consumer	2,852	8,143	1,269	81	12,345
Total loans with fixed rates	$376,616	$573,277	$416,683	$208,703	$1,575,279

Loans with variable rates:
Mortgage loans on real estate:
Construction and development	$115,134	$31,805	$5,240	$197	$152,376
1-4 Family	10,742	31,096	8,537	544,986	595,361
Multifamily	5,720	45,900	2,604	11,642	65,866
Farmland	820	1,208	1,432	264	3,724
Commercial real estate
Owner-occupied	93,344	63,920	16,510	2,796	176,570
Nonowner-occupied	70,445	19,016	25,021	2,359	116,841
Commercial and industrial	278,686	60,599	41,660	84	381,029
Consumer	221	244	147	158	770
Total loans with variable rates	$575,112	$253,788	$101,151	$562,486	$1,492,537

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowings. Investment securities represented 12% of our total assets and totaled $460.6 million at March 31, 2026, an increase of $41.8 million, or 10.0%, from $418.8 million at December 31, 2025. The increase in investment securities at March 31, 2026 compared to December 31, 2025 was driven primarily by a $17.7 million increase in obligations of the U.S. Treasury and U.S. government agencies and corporations, a $13.7 million increase in residential mortgage-backed securities and a $9.3 million increase in commercial mortgage-backed securities. Due in large part to higher interest rates and market volatility, net unrealized losses in our AFS investment securities portfolio totaled $47.2 million at March 31, 2026, compared to $45.4 million at December 31, 2025. For additional information, see Note 4. Investment Securities.

Shortly after the acquisition of WFB, substantially all of the securities from the acquired portfolio were sold at carrying value, resulting in net proceeds of approximately $50.5 million.

The table below shows the carrying value of our investment securities portfolio by investment type and the percentage that such investment type comprises of our entire portfolio as of the dates indicated (dollars in thousands).

	March 31, 2026		December 31, 2025
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$36,428	7.9%	$18,751	4.5%
Obligations of state and political subdivisions	63,020	13.7	62,613	14.9
Corporate bonds	25,338	5.5	24,682	5.9
Residential mortgage-backed securities	262,951	57.1	249,247	59.5
Commercial mortgage-backed securities	72,864	15.8	63,520	15.2
Total	$460,601	100%	$418,813	100%

The investment portfolio consists of AFS and HTM securities. We do not hold any investments classified as trading. We classify debt securities as HTM if management has the positive intent and ability to hold the securities to maturity. HTM debt securities are stated at amortized cost. Securities not classified as HTM are classified as AFS and are stated at fair value. As of March 31, 2026, AFS securities comprised 90% of our total investment securities.

Due to the nature of the investments, current market prices, and the current interest rate environment, we determined that the declines in the fair values of the AFS and HTM securities portfolio were not attributable to credit losses at March 31, 2026 and December 31, 2025. Accordingly, no ACL was recorded related to our investment securities. The carrying values of our AFS securities are adjusted for unrealized gains or losses not attributable to credit losses as valuation allowances, and any gains or losses are reported on an after-tax basis as a component of other comprehensive income (loss).

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at March 31, 2026 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$23	5.26%	$2,192	4.09%	$7,255	5.88%	$36,728	7.11%
Residential mortgage-backed securities	—	—	—	—	—	—	1,846	3.15
Available for sale:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	5,538	4.02	5,246	5.18	24,797	4.18	1,196	4.21
Obligations of state and political subdivisions	30	3.86	4,544	2.53	5,361	2.55	8,562	3.34
Corporate bonds	994	3.62	9,077	5.37	13,405	4.35	3,000	4.17
Residential mortgage-backed securities	—	—	283	1.95	3,386	2.98	294,231	2.84
Commercial mortgage-backed securities	11	1.66	6,130	4.14	2,734	3.74	71,185	3.43
	$6,596		$27,472		$56,938		$416,748

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt securities are calculated based on amortized cost on a fully tax equivalent basis assuming a federal tax rate of 21%, when applicable.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at March 31, 2026 and December 31, 2025 (dollars in thousands).

	March 31, 2026		December 31, 2025
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$640,129	19.8%	$445,986	19.0%
Interest-bearing demand deposits	938,758	29.0	608,807	25.9
Money market deposits	374,842	11.6	255,500	10.9
Brokered demand deposits	—	—	2	—
Savings deposits	164,815	5.1	136,124	5.8
Brokered time deposits	101,217	3.1	204,069	8.7
Time deposits	1,013,052	31.4	699,761	29.7
Total deposits	$3,232,813	100%	$2,350,249	100%

Total deposits were $3.23 billion at March 31, 2026, an increase of $882.6 million, or 37.6%, compared to $2.35 billion at December 31, 2025. The increase in deposits was primarily the result of the acquisition of WFB, which increased total deposits $1.02 billion on January 1, 2026, consisting of $187.9 million and $835.5 million of noninterest-bearing deposits and interest-bearing deposits, respectively.

The increase in noninterest-bearing demand deposits, interest-bearing demand deposits, and money market deposits at March 31, 2026 compared to December 31, 2025 was primarily the result of the acquisition of WFB and organic growth. The increase in time deposits at March 31, 2026 compared to December 31, 2025 was primarily the result of the acquisition of WFB, partially offset by the run-off of higher yielding time deposits. Brokered time deposits decreased to $101.2 million at March 31, 2026 from $204.1 million at December 31, 2025. We utilize brokered time deposits, entirely in denominations of less than $250,000, to secure fixed cost funding and reduce short-term borrowings. At March 31, 2026, the balance of brokered time deposits remained below 10% of total assets, and the remaining weighted average duration was approximately five months with a weighted average rate of 3.94%.

At March 31, 2026, our estimated uninsured deposits were $1.16 billion, or approximately 36% of total deposits, compared to $793.2 million, or approximately 34% of our total deposits at December 31, 2025. The estimates are based on the same methodologies and assumptions used for our regulatory reporting requirements. The insured deposit data does not reflect an evaluation of all of the account ownership category distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

The following table shows scheduled maturities of time deposits in excess of the FDIC insurance limit of $250,000 at March 31, 2026 and December 31, 2025 (dollars in thousands).

	March 31, 2026	December 31, 2025
Time remaining until maturity:
Three months or less	$133,360	$103,130
Over three months through six months	102,562	60,840
Over six months through twelve months	100,128	62,241
Over twelve months	13,591	10,320
Total	$349,641	$236,531

Borrowings

At March 31, 2026, total borrowings included securities sold under agreements to repurchase, FHLB advances, subordinated debt issued in 2022, and junior subordinated debentures assumed through acquisitions.

We had $18.4 million of securities sold under agreements to repurchase at March 31, 2026 and $11.2 million at December 31, 2025.

Our advances from the FHLB were $136.0 million at March 31, 2026, an increase of $20.0 million compared to FHLB advances of $116.0 million at December 31, 2025. Based on original maturities, at March 31, 2026, $36.0 million were short-term and $100.0 million were long-term FHLB advances, compared to $36.0 million short-term and $80.0 million long-term FHLB advances at December 31, 2025. FHLB advances are used to fund new loan and investment activity that is not funded by deposits or other borrowings.

The main source of our short-term borrowings are advances from the FHLB. The rate charged for advances from the FHLB is directly tied to the Federal Reserve’s federal funds target rate. As of March 31, 2026, the federal funds target rate was 3.50% to 3.75%.

The average balances and cost of short-term borrowings for the three months ended March 31, 2026 and 2025 are summarized in the table below (dollars in thousands).

	Average Balances		Cost of Short-term Borrowings
	Three months ended March 31,		Three months ended March 31,
	2026	2025	2026	2025
Short-term FHLB advances	$36,000	$38,570	3.83%	4.44%
Repurchase agreements	13,501	12,071	0.81	0.75
Total short-term borrowings	$49,501	$50,641	3.01%	3.56%

The following table sets forth certain information regarding securities sold under agreements to repurchase for the three months ended March 31, 2026 and 2025 (dollars in thousands).

	Three months ended March 31,
	2026	2025
Repurchase agreements:
Amount outstanding at period end	$18,363	$11,302
Average amount outstanding during the period	13,501	12,071
Maximum amount at any month end during the period	18,363	12,169
Weighted-average interest rate at period end	0.79%	0.75%
Weighted-average interest rate during period	0.81	0.75

The carrying value of the subordinated debt, which consists entirely of our 2032 Notes, was $16.7 million at March 31, 2026 and December 31, 2025. The $23.0 million and $8.8 million in junior subordinated debt at March 31, 2026 and December 31, 2025, respectively, represented the junior subordinated debentures that we assumed through acquisitions. The increase in junior subordinated debt was due to the acquisition of WFB and consisted of $9.2 million of unsecured debt obligations due to trusts and a $5.0 million loan, which matures in October 2029, related to our Southlake corporate office. On January 1, 2026, we assumed WFB’s obligations on an unsecured basis with respect to a $10.0 million note to TIB, N.A. We repaid the note in full in January 2026.

For a description of the 2032 Notes, see our Annual Report, Part II. Item 7. “MD&A – Discussion and Analysis of Financial Condition – Borrowings – 2032 Notes” and Note 10 to the financial statements included in such report.

Stockholders’ Equity

Stockholders’ equity was $414.6 million at March 31, 2026, an increase of $113.6 million compared to December 31, 2025. The increase was primarily attributable to the acquisition of WFB, $12.0 million of net income for the three months ended March 31, 2026, partially offset by $1.5 million for share repurchases, a $1.4 million increase in accumulated other comprehensive loss due to a decrease in the fair value of the Bank’s AFS securities portfolio, $1.5 million in dividends declared on common stock, and $0.5 million in dividends declared on the Series A Preferred Stock.

Results of Operations

Performance Summary

	As of and for the three months ended March 31,
	2026	2025
Net income	$12,024	$6,293
Net income available to common shareholders	11,496	6,293
Diluted earnings per common share	0.77	0.63

Performance Ratios
Return on average assets	1.25%	0.94%
Return on average common equity	12.12	10.31

Book value per common share	$27.97	$25.63

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

The primary factors affecting net interest margin are changes in interest rates, competition, and the shape of the interest rate yield curve. The Federal Reserve Board sets various benchmark rates, including the federal funds target rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. During 2025, beginning in September, the Federal Reserve reduced the federal funds target rate three times by 75 basis points on a cumulative basis to 3.50% to 3.75%, where it remained as of May 8, 2026. Accordingly, the prevailing federal funds target rate during the three months ended March 31, 2026 was lower than during the three months ended March 31, 2025. For additional discussion, see Certain Events That Affect Period-over-Period Comparability – Changing Inflation and Interest Rates.

Three months ended March 31, 2026 vs. three months ended March 31, 2025. Net interest income increased 78.0% to $32.7 million for the three months ended March 31, 2026 compared to $18.3 million for the same period in 2025. The increase was primarily due to a higher average balance of, and an increase in the yield on, the loan portfolio, partially offset by an increase in the average balance of interest-bearing demand deposits and time deposits. Average loans increased by $987.0 million for the three months ended March 31, 2026 primarily due to the acquisition of WFB, which, in addition to higher loan yields, resulted in a $17.4 million increase in interest income on loans compared to the same period in 2025. Average brokered time deposits were $152.3 million for the three months ended March 31, 2026 compared to $252.3 million during the three months ended March 31, 2025, which along with lower rates paid, resulted in a $1.5 million decrease in interest expense compared to the three months ended March 31, 2025. Average interest-bearing demand deposits increased by $517.9 million, which, combined with an increase in rates, resulted in a $3.6 million increase in interest expense in the first quarter of 2026 compared to the same period in 2025. A higher average balance of time deposits partially offset by a decrease in rates paid on time deposits resulted in a $2.1 million increase in interest expense compared to the same period in 2025. Average noninterest-bearing deposits increased by $203.6 million. Our yield on interest-earning assets increased primarily due to an increase in the average balance of, and the yield on, the loan portfolio. Rates paid on interest-bearing liabilities decreased primarily as a result of the overall decrease in prevailing interest rates.

Interest income was $53.2 million for the three months ended March 31, 2026, compared to $34.4 million for the same period in 2025. Loan interest income made up substantially all of our interest income for the three months ended March 31, 2026 and 2025, although interest on investment securities contributed 7.7% of interest income during the first quarter of 2026 compared to 9.7% during the first quarter of 2025. The overall yield on interest-earning assets was 5.86% and 5.39% for the three months ended March 31, 2026 and 2025, respectively. The loan portfolio yielded 6.28% and 5.88% for the three months ended March 31, 2026 and 2025, respectively, while the yield on the investment portfolio was 3.44% for the three months ended March 31, 2026 compared to 3.10% for the three months ended March 31, 2025. The overall yield on interest-earning assets increased 47 basis points for the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025 and was primarily driven by a 40 basis point increase in the yield on the loan portfolio and a 34 basis point increase in the yield on the investment securities portfolio.

Interest expense was $20.5 million for the three months ended March 31, 2026, an increase of $4.5 million compared to interest expense of $16.1 million for the three months ended March 31, 2025. An increase in interest expense of $5.3 million resulted from an increase in the volume of interest-bearing liabilities, primarily interest-bearing deposits and time deposits. A decrease of $0.8 million resulted from the decrease in the cost of interest-bearing liabilities, primarily time deposits and brokered time deposits. Average interest-bearing liabilities increased by $812.8 million for the three months ended March 31, 2026 compared to the same period in 2025, while average interest-bearing deposits increased by $774.9 million, primarily due to an increase in average interest-bearing demand deposits and average time deposits. We increased rates on our interest-bearing demand deposits during the first quarter of 2026 compared to the first quarter of 2025 to attract and retain lower cost deposits relative to higher cost short-term borrowings and brokered time deposits, and the interest-bearing demand deposits acquired from WFB had a higher rate than legacy interest-bearing demand deposits. Average time deposits increased due to the acquisition of WFB; however, we reduced rates on our time deposits during the first quarter of 2026 compared to the first quarter of 2025 due to lower prevailing market interest rates. The cost of deposits decreased 30 basis points to 2.85% for the three months ended March 31, 2026 compared to 3.15% for the three months ended March 31, 2025 primarily as a result of a lower average balance of, and a decrease in rates paid on, brokered time deposits and a decrease in rates paid on time deposits, partially offset by a higher average balance of time deposits and a higher average balance of, and an increase in the rates paid on, interest-bearing demand deposits. The cost of interest-bearing liabilities decreased 28 basis points to 2.94% for the three months ended March 31, 2026 compared to 3.22% for the same period in 2025.

Net interest margin was 3.59% for the three months ended March 31, 2026, an increase of 72 basis points from 2.87% for the three months ended March 31, 2025. The increase in net interest margin was primarily driven by a 47 basis point increase in the yield on interest-earning assets and a 28 basis point decrease in the cost of interest-bearing liabilities.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended March 31, 2026 and 2025. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended March 31,
	2026			2025
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$3,095,915	$47,954	6.28%	$2,108,904	$30,552	5.88%
Securities:
Taxable	428,523	3,372	3.19	387,538	2,679	2.80
Tax-exempt	56,639	741	5.31	50,761	671	5.36
Interest-earning balances with banks	103,450	1,137	4.46	43,537	532	4.95
Total interest-earning assets	3,684,527	53,204	5.86	2,590,740	34,434	5.39
Cash and due from banks	32,966			26,126
Intangible assets	77,480			41,630
Other assets	153,315			93,989
Allowance for credit losses	(37,896)			(26,685)
Total assets	$3,910,392			$2,725,800
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$1,289,503	$7,671	2.41%	$771,623	$4,079	2.14%
Brokered demand deposits	—	—	—	8,512	94	4.46
Savings deposits	165,576	361	0.88	134,142	351	1.06
Brokered time deposits	152,288	1,507	4.01	252,276	3,033	4.88
Time deposits	1,055,285	9,171	3.52	721,162	7,083	3.98
Total interest-bearing deposits	2,662,652	18,710	2.85	1,887,715	14,640	3.15
Short-term borrowings(2)	49,501	367	3.01	50,641	445	3.56
Long-term debt	124,494	1,467	4.78	85,452	1,004	4.77
Total interest-bearing liabilities	2,836,647	20,544	2.94	2,023,808	16,089	3.22
Noninterest-bearing deposits	633,636			430,080
Other liabilities	24,982			24,347
Stockholders’ equity	415,127			247,565
Total liabilities and stockholders’ equity	$3,910,392			$2,725,800
Net interest income/net interest margin		$32,660	3.59%		$18,345	2.87%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods and are not presented on a tax equivalent basis. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Three months ended March 31, 2026 vs.
	Three months ended March 31, 2025
	Volume	Rate	Net(1)
Interest income:
Loans	$14,298	$3,104	$17,402
Securities:
Taxable	283	410	693
Tax-exempt	78	(8)	70
Interest-earning balances with banks	732	(127)	605
Total interest-earning assets	15,391	3,379	18,770
Interest expense:
Interest-bearing demand deposits	2,737	855	3,592
Brokered demand deposits	(94)	—	(94)
Savings deposits	82	(72)	10
Brokered time deposits	(1,202)	(324)	(1,526)
Time deposits	3,282	(1,194)	2,088
Short-term borrowings	(10)	(68)	(78)
Long-term debt	459	4	463
Total interest-bearing liabilities	5,254	(799)	4,455
Change in net interest income	$10,137	$4,178	$14,315

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

Noninterest Income

We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.

The following table illustrates the primary components of noninterest income for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 (dollars in thousands).

	Three months ended March 31,		Increase (Decrease)
	2026	2025	$	%
Noninterest income:
Service charges on deposit accounts	$956	$795	$161	20.3%
Loss on sale or disposition of fixed assets, net	—	(3)	3	100.0
Loss on sale of other real estate owned, net	(84)	—	(84)	—
Gain on sale of loans	26	—	26	—
Interchange fees	559	390	169	43.3
Income from BOLI	664	448	216	48.2
Change in the fair value of equity securities	130	(76)	206	271.1
Other operating income	729	457	272	59.5
Total noninterest income	$2,980	$2,011	$969	48.2%

Three months ended March 31, 2026 vs. three months ended March 31, 2025. Total noninterest income increased $1.0 million, or 48.2%, to $3.0 million for the three months ended March 31, 2026 compared to $2.0 million for the three months ended March 31, 2025. The increase in noninterest income was primarily attributable to a $0.2 million increase in interchange fees, a $0.2 million increase in income from BOLI, a $0.2 million increase in service charges on deposit accounts, a $0.2 million increase in change in fair value of equity securities, and a $0.3 million increase in other operating income, partially offset by a $0.1 million increase in loss on sale of other real estate owned. The increase in other operating income was primarily attributable to a $0.1 million increase in distributions from other investments and a $0.1 million increase in wealth management income.

Noninterest Expense

Noninterest expense includes salaries and employee benefits and other costs associated with the conduct of our operations. Our goal is to manage our costs within the framework of our operating strategy of generating consistent, quality earnings.

The following table illustrates the primary components of noninterest expense for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 (dollars in thousands).

	Three months ended March 31,		Increase (Decrease)
	2026	2025	$	%
Noninterest expense:
Depreciation and amortization	$1,344	$721	$623	86.4%
Salaries and employee benefits	12,947	9,603	3,344	34.8
Occupancy	988	641	347	54.1
Data processing	1,214	897	317	35.3
Marketing	99	111	(12)	(10.8)
Professional fees	799	591	208	35.2
Acquisition expense	1,728	159	1,569	986.8
Other operating expenses	3,720	3,515	205	5.8
Total noninterest expense	$22,839	$16,238	$6,601	40.7%

Three months ended March 31, 2026 vs. three months ended March 31, 2025. Total noninterest expense was $22.8 million for the three months ended March 31, 2026, an increase of $6.6 million, or 40.7%, compared to the same period in 2025. The increase was primarily driven by a $3.3 million increase in salaries and employee benefits, a $1.6 million increase in acquisition expense, a $0.6 million increase in depreciation and amortization, a $0.3 million increase in occupancy, a $0.3 million increase in data processing and a $0.2 million increase in other operating expense. The increases were primarily related to the acquisition of WFB on January 1, 2026. The increase in other operating expense was primarily attributable to a $0.2 million increase in FDIC assessments.

Income Tax Expense

Income tax expense for the three months ended March 31, 2026 and 2025 was $2.9 million and $1.4 million, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025 was 19.4% and 18.4%, respectively.

For the three months ended March 31, 2026 and 2025, the effective tax rate differed from the statutory tax rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI.

Risk Management

The primary risks associated with our operations are credit, interest rate and liquidity risk. Changing inflation also presents risk. Credit, inflation and interest rate risk are discussed immediately below, while liquidity risk is discussed in this section under the heading Liquidity and Capital Resources further below.

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

At March 31, 2026 and December 31, 2025, there were no loans classified as Loss, while there were $24,000 and no loans, respectively, classified as Doubtful, $43.0 million and $38.1 million, respectively, of loans classified as Substandard, and $9.2 million and $9.7 million, respectively, of loans classified as Special Mention.

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

Allowance for Credit Losses. We account for the ACL in accordance with ASC 326, which uses the CECL accounting methodology. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired and be adjusted each period through a provision for credit losses for changes in the expected lifetime credit losses. The ACL was $36.0 million and $26.3 million at March 31, 2026 and December 31, 2025, respectively. On January 1, 2026, we recorded an $11.7 million ACL due to the acquisition of WFB.

We maintain a separate ACL on unfunded loan commitments, which is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The ACL is generally increased by the provision for credit losses and decreased by charge-offs, net of recoveries.

The reversal of credit losses for the three months ended March 31, 2026 was primarily due to a decrease in total loans during the quarter, changes in the economic forecast and the completion of our CECL allowance model recalibration. The reversal of credit losses for the three months ended March 31, 2025 was primarily due to net recoveries on one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

Periodically, we complete a CECL allowance model recalibration. This process, which was completed in the first quarter of 2026, includes peer group analysis, updates to our probability of default and loss-given default models, including prepayment and curtailment assumptions, and qualitative factor scorecard ranges, as needed. The changes resulting from the model recalibration reduced the ACL by approximately $3.0 million and $0.5 million during the three months ended March 31, 2026 and 2025, respectively.

Refer to Note 1. Summary of Significant Accounting Policies – Allowance for Credit Losses in our Annual Report for further discussion of our ACL accounting policy.

The following table presents the allocation of the ACL by loan category and the percentage of loans in each loan category to total loans as of the dates indicated (dollars in thousands).

	March 31, 2026		December 31, 2025
	Allowance for Credit Losses	% of Loans in each Category to Total Loans	Allowance for Credit Losses	% of Loans in each Category to Total Loans
Mortgage loans on real estate:
Construction and development	$1,355	10.4%	$1,327	6.8%
1-4 Family	15,922	30.0	6,053	17.3
Multifamily	1,146	4.4	1,814	6.0
Farmland	8	0.3	6	0.2
Commercial real estate	9,045	32.9	11,388	41.9
Commercial and industrial	8,358	21.6	5,680	27.4
Consumer	151	0.4	81	0.4
Total	$35,985	100%	$26,349	100%

The following table presents the amount of the ACL allocated to each loan category as a percentage of total loans as of the dates indicated.

	March 31, 2026	December 31, 2025
Mortgage loans on real estate:
Construction and development	0.04%	0.06%
1-4 Family	0.52	0.28
Multifamily	0.04	0.08
Farmland	0.00	0.00
Commercial real estate	0.30	0.52
Commercial and industrial	0.27	0.26
Consumer	0.00	0.01
Total	1.17%	1.21%

As discussed above, the balance in the ACL is principally influenced by the provision for (reversal of) credit losses on loans and net loan loss experience. Additions to the ACL are charged to the provision for credit losses on loans. Losses are charged to the ACL as incurred and recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected.

The table below reflects the activity in the ACL and key ratios for the periods indicated (dollars in thousands).

	Three months ended March 31,
	2026	2025
Allowance at beginning of period	$26,349	$26,721
ACL on PCD loans at acquisition	143	—
ACL on PSL loans at acquisition	11,559	—
Reversal of credit losses on loans(1)	(1,802)	(3,695)
Net (charge-offs) recoveries	(264)	3,409
Allowance at end of period	$35,985	$26,435
Total loans - period end	3,067,816	2,106,631
Nonaccrual loans - period end	20,331	5,585

Key ratios:
Allowance for credit losses to total loans - period end	1.17%	1.25%
Allowance for credit losses to nonaccrual loans - period end	177.0%	473.3%
Nonaccrual loans to total loans - period end	0.66%	0.27%

(1)	For the three months ended March 31, 2026, the $2.1 million reversal of credit losses on the consolidated statement of income includes a $1.8 million reversal of credit losses on loans and a $0.3 million reversal of credit losses on unfunded loan commitments. For the three months ended March 31, 2025, the $3.6 million reversal of credit losses on the consolidated statement of income includes a $3.7 million reversal of credit losses on loans and a $0.1 million provision for credit losses on unfunded loan commitments.

The ACL to total loans decreased to 1.17% at March 31, 2026 compared to 1.25% at March 31, 2025, and the ACL to nonaccrual loans ratio decreased to 177.0% at March 31, 2026 compared to 473.3% at March 31, 2025. The decrease in the ACL to total loans compared to March 31, 2025 was primarily due to the completion of our CECL allowance model recalibration and changes in the economic forecast. The decrease in ACL to nonaccrual loans compared to March 31, 2025 was primarily due to an increase in nonaccrual loans. Nonaccrual loans were $20.3 million, or 0.66% of total loans, at March 31, 2026, an increase of $14.7 million compared to $5.6 million, or 0.27% of total loans, at March 31, 2025. The increase in nonaccrual loans was primarily attributable to one primarily owner-occupied commercial real estate relationship totaling $6.6 million and nonperforming loans acquired from WFB totaling $3.2 million.

The following table presents the allocation of net (charge-offs) recoveries by loan category for the periods indicated (dollars in thousands).

	Three months ended March 31,
	2026			2025
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans
Mortgage loans on real estate:
Construction and development	$—	$293,515	—%	$1	$146,786	(0.00)%
1-4 Family	(59)	931,632	0.01	(15)	394,162	0.00
Multifamily	—	130,166	—	—	93,735	—
Farmland	—	8,350	—	—	6,899	—
Commercial real estate	—	1,063,630	—	3,314	941,349	(0.35)
Commercial and industrial	(171)	654,943	0.03	131	515,494	(0.03)
Consumer	(34)	13,679	0.25	(22)	10,479	0.21
Total	$(264)	$3,095,915	0.01%	$3,409	$2,108,904	(0.16)%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses on loans. Net charge-offs include recoveries of amounts previously charged off. For the three months ended March 31, 2026, net charge-offs were $0.3 million, or 0.01%, of the average loan balance for the period. Net charge-offs during the three months ended March 31, 2026 were primarily attributable to commercial and industrial loans. Net recoveries for the three months ended March 31, 2025 were $3.4 million, or 0.16%, of the average loan balance for the period. Net recoveries during the three months ended March 31, 2025 were primarily the result of a property insurance settlement related to a loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

Management believes the ACL at March 31, 2026 is sufficient to provide adequate protection against losses in our portfolio. However, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This ACL may prove to be inadequate due to many factors, including those set forth in Part I. Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in the Company’s Annual Report. These factors could cause deterioration in credit quality that could lead us to increase our ACL in future periods. Our results of operations and financial condition could be materially adversely affected to the extent that the ACL is insufficient to cover such changes or events.

Nonperforming Assets. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due and accruing. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal and interest is delinquent for 90 days or more. Additionally, management may elect to continue the accrual when the estimated net available value of collateral is sufficient to cover the principal balance and accrued interest. It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period of repayment performance by the borrower. Nonperforming loans were $20.4 million, or 0.66% of total loans, at March 31, 2026, an increase of $11.1 million compared to $9.3 million, or 0.43% of total loans, at December 31, 2025. The increase in nonperforming loans compared to December 31, 2025 was primarily attributable to one primarily owner-occupied commercial real estate relationship totaling $6.6 million and nonperforming loans acquired from WFB totaling $3.2 million.

Loan Modifications to Borrowers Experiencing Financial Difficulty. Occasionally, we modify loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the three months ended March 31, 2026 and 2025, we did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

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

For the three months ended March 31, 2026, additions to other real estate owned were $0.8 million, which were driven by transfers of 1-4 family loans to other real estate owned. Other real estate owned with a cost basis of $0.7 million was sold during the three months ended March 31, 2026 resulting in a loss of $0.1 million. No other real estate owned was sold during the three months ended March 31, 2025.

At March 31, 2026, approximately $4.5 million of loans secured by 1-4 family residential property were in the process of foreclosure.

The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	March 31, 2026	December 31, 2025
1-4 Family	$752	$736
Commercial real estate	2,638	2,638
Total other real estate owned	$3,390	$3,374

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Three months ended March 31,
	2026	2025
Balance, beginning of period	$3,374	$5,218
Additions	760	951
Sales of other real estate owned	(744)	—
Balance, end of period	$3,390	$6,169

Swap Contracts. The Company enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges, and changes in fair value are recognized through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings. The Company did not recognize any net impact in other income resulting from fair value adjustments during the three months ended March 31, 2026 and 2025. At March 31, 2026 and December 31, 2025, we had notional amounts of $162.8 million and $180.8 million, respectively, in interest rate swap contracts with customers and $162.8 million and $180.8 million, respectively, in offsetting interest rate swap contracts with other financial institutions. At March 31, 2026 and December 31, 2025, the fair value of the swap contracts consisted of gross assets of $11.4 million and $11.7 million, respectively, and gross liabilities of $11.4 million and $11.7 million, respectively, recorded in “Other assets” and “Accrued taxes and other liabilities,” respectively, in the accompanying consolidated balance sheets. For additional information, see Note 8. Derivative Financial Instruments.

Impact of Inflation. The inflationary outlook in the U.S. remains uncertain. Inflation has moderated in recent periods; however, it has remained higher than the Federal Reserve’s target inflation rate of two percent. A decrease in the general level of interest rates may lead to, among other things, prepayments on our loan and mortgage-backed securities portfolios as borrowers refinance their loans at lower rates, lower rates on new loans, lower rates on existing variable rate loans and lower yields on investment securities, which may be offset by lower costs of interest-bearing liabilities. If interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Significant fluctuations in interest rates makes our business and balance sheet more challenging to manage. For additional information, see Interest Rate Risk below, and Item 1A. “Risk Factors – Risks Related to our Business – Changes in interest rates could have an adverse effect on our profitability” and “– Inflation and rising prices may continue to adversely affect our results of operations and financial condition” in our Annual Report.

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, four to six months, seven to twelve months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At March 31, 2026, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of March 31, 2026
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income(1)
+300	(0.3)%
+200	(0.3)%
+100	—%
-100	0.5%
-200	0.9%
-300	1.0%

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

Our core deposits, which are deposits excluding brokered demand deposits, brokered time deposits, and time deposits greater than $250,000 are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At March 31, 2026 and December 31, 2025, 66% and 68%, respectively, of our total assets were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through interest payments, principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. At March 31, 2026, 90% of our investment securities portfolio was classified as AFS, and we had gross unrealized losses in our AFS investment securities portfolio of $47.9 million and gross unrealized gains of $0.7 million. The sale of securities in a loss position would cause us to record a loss on sale of investment securities in noninterest income in the period during which the securities were sold. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At March 31, 2026, securities with a carrying value of $134.8 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $75.6 million in pledged securities at December 31, 2025.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At March 31, 2026, the balance of our outstanding advances with the FHLB was $136.0 million, consisting of $36.0 million short-term and $100.0 million long-term advances based on original maturities, an increase of $20.0 million, compared to $116.0 million, consisting of $36.0 million short-term and $80.0 million long-term advances based on original maturities, at December 31, 2025. The total amount of remaining credit available to us from the FHLB at March 31, 2026 was $619.6 million. At March 31, 2026, our FHLB borrowings were collateralized by a blanket pledge of certain loans totaling approximately $927.6 million.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $18.4 million of repurchase agreements outstanding at March 31, 2026 and $11.2 million at December 31, 2025.

We maintain unsecured lines of credit with First National Bankers Bank and The Independent Bankers Bank totaling $60.0 million. These lines of credit are federal funds lines of credit and are used for overnight borrowing only. The lines of credit mature at various times within the next year. There were no outstanding balances on our unsecured lines of credit at March 31, 2026 and December 31, 2025.

At March 31, 2026, we held $79.6 million of cash and cash equivalents and maintained approximately $619.6 million of available funding from FHLB advances and maintained $60.0 million in unsecured lines of credit with correspondent banks. Cash and cash equivalents and available funding represent 65% of uninsured deposits of $1.16 billion at March 31, 2026.

We maintain an effective shelf registration statement with the SEC, which can be utilized to meet liquidity needs. The shelf registration statement allows us to raise capital of up to $150 million from time to time through the sale of debt securities, common stock, preferred stock, depositary shares, warrants, subscription rights and units, or a combination thereof, subject to market conditions.

In addition, at March 31, 2026 and December 31, 2025, we had $17.0 million in aggregate principal amount of subordinated debt outstanding, consisting entirely of our 2032 Notes. For additional information on our 2032 Notes, see our Annual Report, Part II. Item 7. “MD&A – Discussion and Analysis of Financial Condition – Borrowings” and Note 10 to the financial statements included in such report.

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

At March 31, 2026, we held $101.2 million of brokered time deposits and no brokered demand deposits as defined for federal regulatory purposes. At December 31, 2025, we held $204.1 million of brokered time deposits and de minimis brokered demand deposits as defined for federal regulatory purposes. We utilize brokered time deposits to secure fixed cost funding and reduce short-term borrowings. We utilize brokered demand deposits when pricing is more favorable than other short-term borrowings. We hold QwickRate® deposits, included in our time deposit balances, which we obtain through a qualified network, to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. We held $11.3 million of QwickRate® deposits at March 31, 2026 and December 31, 2025.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three months ended March 31, 2026 and 2025.

	Percentage of Total Average Deposits and Borrowed Funds		Cost of Funds
	Three months ended March 31,		Three months ended March 31,
	2026	2025	2026	2025
Noninterest-bearing demand deposits	18%	18%	—%	—%
Interest-bearing demand deposits	37	32	2.41	2.14
Brokered demand deposits	—	—	—	4.46
Savings accounts	5	6	0.88	1.06
Brokered time deposits	4	10	4.01	4.88
Time deposits	30	29	3.52	3.98
Short-term borrowings	2	2	3.01	3.56
Long-term borrowed funds	4	3	4.78	4.77
Total deposits and borrowed funds	100%	100%	2.40%	2.66%

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

During the three months ended March 31, 2026 and 2025, we paid $1.1 million and $1.0 million in dividends on our common stock, respectively. We declared dividends on our common stock of $0.11 per share during the three months ended March 31, 2026 compared to dividends of $0.105 per share during the three months ended March 31, 2025.

During the three months ended March 31, 2026, we paid $0.5 million in dividends on our Series A Preferred Stock compared to none during the three months ended March 31, 2025. We declared dividends on our Series A Preferred Stock of $16.25 per share during the three months ended March 31, 2026 compared to none during the three months ended March 31, 2025.

Our Board has authorized a share repurchase program, and at March 31, 2026, we had 327,976 shares of our common stock remaining authorized for repurchase under the program. During the three months ended March 31, 2026, we paid $1.5 million to repurchase 53,420 shares of our common stock, compared to paying $0.6 million to repurchase 34,992 shares of our common stock during the three months ended March 31, 2025. The aggregate purchase price does not include the effect of excise tax incurred on net share repurchases.

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

The Company and the Bank each were in compliance with all regulatory capital requirements at March 31, 2026 and December 31, 2025. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement for Bank to be Well Capitalized Under Prompt Corrective Action Rules
	Amount	Ratio	Amount	Ratio
March 31, 2026
Investar Holding Corporation:
Tier 1 leverage capital	$401,568	10.31%	$—	—%
Common equity tier 1 capital	352,715	11.35	—	—
Tier 1 capital	401,568	12.93	—	—
Total capital	454,136	14.62	—	—
Investar Bank:
Tier 1 leverage capital	406,586	10.47	194,251	5.00
Common equity tier 1 capital	406,586	13.11	201,580	6.50
Tier 1 capital	406,586	13.11	248,098	8.00
Total capital	442,405	14.26	310,123	10.00

December 31, 2025
Investar Holding Corporation:
Tier 1 leverage capital	$305,810	10.73%	$—	—%
Common equity tier 1 capital	265,957	11.18	—	—
Tier 1 capital	305,810	12.85	—	—
Total capital	348,943	14.66	—	—
Investar Bank:
Tier 1 leverage capital	308,528	10.85	142,230	5.00
Common equity tier 1 capital	308,528	13.00	154,291	6.50
Tier 1 capital	308,528	13.00	189,897	8.00
Total capital	334,923	14.11	237,371	10.00

Off-Balance Sheet Transactions

Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The credit risk associated with these commitments is evaluated in a manner similar to the ACL. The ACL on unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets and was $0.3 million and $0.4 million at March 31, 2026 and December 31, 2025, respectively.

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

	March 31, 2026	December 31, 2025
Loan commitments	$462,192	$431,795
Standby letters of credit	4,533	5,436

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at March 31, 2026, the Company had unfunded commitments of $1.4 million for its investment in SBIC qualified funds and other investment funds.

For the three months ended March 31, 2026 and for the year ended December 31, 2025, except as disclosed herein and in the Company’s Annual Report, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Lease Obligations

The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.

The following table presents, as of March 31, 2026, contractually obligated lease payments due under non-cancelable operating leases by payment date (dollars in thousands).

Less than one year	$686
One to three years	1,318
Three to five years	968
Over five years	71
Total	$3,043

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, income and expenses and related disclosure of contingent assets and liabilities. Although independent third parties are often engaged to assist us in the estimation process, management evaluates the results, challenges and assumptions used and considers other factors which could impact these estimates. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2025 are set forth in the Company’s Annual Report in the section captioned “MD&A – Risk Management.” Please refer to the information in Item 2. “MD&A – Risk Management.” in this report for additional information about the Company’s market risk for the three months ended March 31, 2026; except as discussed therein, there have been no material changes in the Company’s market risk since December 31, 2025.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective for ensuring that information the Company is required to disclose in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended March 31, 2026.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Still Be Purchased Under the Plans or Programs(3)
January 1, 2026 - January 31, 2026	1,960	$27.07	—	381,396
February 1, 2026 - February 28, 2026	41,433	29.19	41,120	340,276
March 1, 2026 - March 31, 2026	12,559	26.76	12,300	327,976
	55,952	$28.57	53,420	327,976

(1)

Includes 572 shares of common stock surrendered to cover the payroll taxes due upon the vesting of RSUs and 1,960 shares of common stock surrendered to satisfy the net exercise of stock options and related tax withholding obligations.

(2)	The average price paid per share does not include the effect of excise tax expense incurred on net stock repurchases.
(3)	The Company has had a share repurchase program, which has no expiration date, since 2015. On July 19, 2023 and September 21, 2022, the Board approved an additional 350,000 shares and 300,000 shares, respectively, of the Company’s common stock for repurchase under the share repurchase program. As of March 31, 2026, the Company had 327,976 shares remaining available under the program.

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

Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, except as previously reported, none of our directors or executive officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2026.

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

INVESTAR HOLDING CORPORATION

Date: May 8, 2026	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	/s/ John R. Campbell
John R. Campbell
Chief Financial Officer
(Principal Financial Officer)