Form 10-Q
period 2026-06-30
Investar Holding Corp
filed 2026-08-06
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 13,777,026 shares outstanding as of August 4, 2026.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and due from banks	$31,758	$26,606
Interest-bearing balances due from other banks	40,545	14,899
Cash and cash equivalents	72,303	41,505

Available for sale securities at fair value (amortized cost of $459,375 and $416,002, respectively)	411,326	370,614
Held to maturity securities at amortized cost (fair value of $49,450 and $50,540, respectively)	47,217	48,199
Loans	3,059,887	2,175,973
Less: allowance for credit losses	(36,251)	(26,349)
Loans, net	3,023,636	2,149,624
Equity securities at fair value	4,111	3,354
Nonmarketable equity securities	23,759	17,021
Bank premises and equipment, net of accumulated depreciation of $25,268 and $23,836, respectively	59,907	39,534
Other real estate owned, net	4,747	3,374
Accrued interest receivable	18,887	14,289
Deferred tax asset	15,183	14,050
Goodwill and other intangible assets, net	71,704	41,184
Bank owned life insurance	84,299	69,188
Other assets	24,594	21,112
Total assets	$3,861,673	$2,833,048

LIABILITIES
Deposits:
Noninterest-bearing	$621,870	$445,986
Interest-bearing	2,592,016	1,904,263
Total deposits	3,213,886	2,350,249
Advances from Federal Home Loan Bank	136,000	116,000
Repurchase agreements	18,575	11,183
Subordinated debt, net of unamortized issuance costs	16,759	16,738
Junior subordinated debt	22,994	8,830
Accrued taxes and other liabilities	33,327	28,975
Total liabilities	3,441,541	2,531,975

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized; 6.5% Series A Non-Cumulative Perpetual Convertible Preferred Stock; 32,500 shares ($1,000 liquidation preference) issued and outstanding at June 30, 2026 and December 31, 2025	30,353	30,353
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 13,777,385 and 9,798,948 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	13,777	9,799
Surplus	246,033	146,133
Retained earnings	167,784	150,510
Accumulated other comprehensive loss	(37,815)	(35,722)
Total stockholders’ equity	420,132	301,073
Total liabilities and stockholders’ equity	$3,861,673	$2,833,048

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
INTEREST INCOME
Interest and fees on loans	$47,715	$31,140	$95,669	$61,692
Interest on investment securities:
Taxable	3,790	2,961	7,162	5,640
Tax-exempt	743	665	1,484	1,336
Other interest income	951	593	2,088	1,125
Total interest income	53,199	35,359	106,403	69,793

INTEREST EXPENSE
Interest on deposits	17,496	14,456	36,206	29,096
Interest on borrowings	2,254	1,259	4,088	2,708
Total interest expense	19,750	15,715	40,294	31,804
Net interest income	33,449	19,644	66,109	37,989

Provision for (reversal of) credit losses	275	141	(1,833)	(3,455)
Net interest income after provision for (reversal of) credit losses	33,174	19,503	67,942	41,444

NONINTEREST INCOME
Service charges on deposit accounts	933	788	1,889	1,583
Gain on call or sale of investment securities, net	12	—	12	—
Loss on sale or disposition of bank premises and equipment, net	—	—	—	(3)
Gain (loss) on sale of other real estate owned, net	4	29	(80)	29
Gain on sale of loans	—	—	26	—
Interchange fees	524	401	1,083	791
Income from bank owned life insurance	696	476	1,360	924
Change in the fair value of equity securities	177	53	307	(23)
Other operating income	752	879	1,481	1,336
Total noninterest income	3,098	2,626	6,078	4,637

NONINTEREST EXPENSE
Depreciation and amortization	1,333	710	2,677	1,431
Salaries and employee benefits	13,430	10,257	26,377	19,860
Occupancy	955	675	1,943	1,316
Data processing	1,223	914	2,437	1,811
Marketing	130	112	229	223
Professional fees	924	468	1,723	1,059
Acquisition expense	2,582	182	4,310	341
Other operating expenses	4,087	3,382	7,807	6,897
Total noninterest expense	24,664	16,700	47,503	32,938
Income before income tax expense	11,608	5,429	26,517	13,143
Income tax expense	2,136	935	5,021	2,356
Net income	9,472	4,494	21,496	10,787
Preferred stock dividends declared	528	—	1,056	—
Net income available to common shareholders	$8,944	$4,494	$20,440	$10,787

EARNINGS PER COMMON SHARE
Basic earnings per common share	$0.64	$0.46	$1.48	$1.10
Diluted earnings per common share	0.61	0.46	1.38	1.09

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$9,472	$4,494	$21,496	$10,787
Other comprehensive (loss) income:
Investment securities:
Unrealized (loss) gain, available for sale, net of tax (benefit) expense of ($188), $339, ($565) and $1,821, respectively	(696)	1,253	(2,084)	6,731
Reclassification of realized gain, available for sale, net of tax expense of $3, $0, $3 and $0, respectively	(9)	—	(9)	—
Total other comprehensive (loss) income	(705)	1,253	(2,093)	6,731
Total comprehensive income	$8,767	$5,747	$19,403	$17,518

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Three months ended June 30, 2026:
Balance, March 31, 2026	$30,353	$13,741	$247,156	$160,494	$(37,110)	$414,634
Common stock issued in acquisition of Wichita Falls Bancshares, Inc., net of issuance costs	—	—	(24)	—	—	(24)
Surrendered shares	—	(30)	(787)	—	—	(817)
Preferred stock dividends declared, $16.25 per share	—	—	—	(528)	—	(528)
Common stock dividends declared, $0.12 per share	—	—	—	(1,654)	—	(1,654)
Stock-based compensation	—	94	423	—	—	517
Shares repurchased	—	(28)	(735)	—	—	(763)
Net income	—	—	—	9,472	—	9,472
Other comprehensive loss, net	—	—	—	—	(705)	(705)
Balance, June 30, 2026	$30,353	$13,777	$246,033	$167,784	$(37,815)	$420,132

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Three months ended June 30, 2025:
Balance, March 31, 2025	$9,821	$146,598	$138,197	$(42,879)	$251,737
Surrendered shares	(24)	(391)	—	—	(415)
Options exercised	4	59	—	—	63
Common stock dividends declared, $0.11 per share	—	—	(1,083)	—	(1,083)
Stock-based compensation	75	439	—	—	514
Shares repurchased	(36)	(598)	—	—	(634)
Net income	—	—	4,494	—	4,494
Other comprehensive income, net	—	—	—	1,253	1,253
Balance, June 30, 2025	$9,840	$146,107	$141,608	$(41,626)	$255,929

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED

(Amounts in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Six months ended June 30, 2026:
Balance, December 31, 2025	$30,353	$9,799	$146,133	$150,510	$(35,722)	$301,073
Common stock issued in acquisition of Wichita Falls Bancshares, Inc., net of issuance costs	—	3,955	101,706	—	—	105,661
Surrendered shares	—	(33)	(845)	—	—	(878)
Options exercised	—	29	386	—	—	415
Preferred stock dividends declared, $32.50 per share	—	—	—	(1,056)	—	(1,056)
Common stock dividends declared, $0.23 per share	—	—	—	(3,166)	—	(3,166)
Stock-based compensation	—	108	882	—	—	990
Shares repurchased	—	(81)	(2,229)	—	—	(2,310)
Net income	—	—	—	21,496	—	21,496
Other comprehensive loss, net	—	—	—	—	(2,093)	(2,093)
Balance, June 30, 2026	$30,353	$13,777	$246,033	$167,784	$(37,815)	$420,132

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Six months ended June 30, 2025:
Balance, December 31, 2024	$9,828	$146,890	$132,935	$(48,357)	$241,296
Surrendered shares	(56)	(931)	—	—	(987)
Options exercised	34	501	—	—	535
Common stock dividends declared, $0.215 per share	—	—	(2,114)	—	(2,114)
Stock-based compensation	105	859	—	—	964
Shares repurchased	(71)	(1,212)	—	—	(1,283)
Net income	—	—	10,787	—	10,787
Other comprehensive income, net	—	—	—	6,731	6,731
Balance, June 30, 2025	$9,840	$146,107	$141,608	$(41,626)	$255,929

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six months ended June 30,
	2026	2025
Net income:	$21,496	$10,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,677	1,431
Reversal of credit losses	(1,833)	(3,455)
Net (accretion) amortization of purchase accounting adjustments	(5,889)	26
Provision for other real estate owned	75	296
Net accretion of securities	(827)	(200)
Gain on call or sale of investment securities, net	(12)	—
Loss on sale or disposition of bank premises and equipment, net	—	3
Loss (gain) on sale of other real estate owned, net	80	(29)
Gain on sale of loans	(26)	—
FHLB stock dividend	(165)	(146)
Stock-based compensation	990	964
Deferred taxes	2,685	(28)
Net change in value of BOLI	(1,360)	(924)
Amortization of subordinated debt issuance costs	21	21
Change in the fair value of equity securities	(307)	23
Net change in:
Accrued interest receivable	588	395
Other assets	(3,023)	(585)
Accrued taxes and other liabilities	1,217	(923)
Net cash provided by operating activities	16,387	7,656

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	50,481	—
Purchases of securities AFS	(225,270)	(39,610)
Proceeds from maturities, prepayments and calls of investment securities AFS	183,375	23,777
Proceeds from maturities, prepayments and calls of investment securities HTM	1,319	1,156
Proceeds from redemption or sale of nonmarketable equity securities	2,890	2,315
Purchases of nonmarketable equity securities	(5,833)	(748)
Purchases of equity securities at fair value	(450)	—
Net decrease in loans	81,106	21,147
Proceeds from sales of other real estate owned	839	272
Purchases of bank premises and equipment	(1,198)	(431)
Purchases of other investments	(102)	(80)
Distributions from other investments	298	117
Cash acquired from acquisition of Wichita Falls Bancshares, Inc., net of cash paid	75,708	—
Net cash provided by investing activities	163,163	7,915

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from financing activities:
Net decrease in customer deposits	(159,161)	(7,752)
Net increase in repurchase agreements	6,199	2,647
Net increase in short-term FHLB advances	—	2,785
Proceeds from long-term FHLB advances	60,000	—
Repayment of long-term FHLB advances	(40,064)	—
Cash dividends paid on common stock	(2,590)	(2,063)
Cash dividends paid on preferred stock	(1,056)	—
Proceeds from stock options exercised	374	63
Payments to repurchase common stock	(2,310)	(1,283)
Advanced proceeds from preferred stock offering	—	17,334
Repayment of long-term debt	(10,120)	—
Payments of stock issuance costs	(24)	—
Net cash (used in) provided by financing activities	(148,752)	11,731
Net change in cash and cash equivalents	30,798	27,302
Cash and cash equivalents, beginning of period	41,505	27,922
Cash and cash equivalents, end of period	$72,303	$55,224

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer from loans to other real estate owned	$2,367	$951
Common stock dividends payable	1,653	1,082
Preferred stock dividends payable	528	—

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a financial holding company, headquartered in Baton Rouge, Louisiana that provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association, a national bank, primarily to meet the needs of individuals, professionals and small to medium-sized businesses. The Company’s primary markets are in south Louisiana, Texas and Alabama. At  June 30, 2026, the Company operated 20 full service branches located in Louisiana, ten full service branches located in Texas and six full service branches located in Alabama and had 421 full-time equivalent employees.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025, including the notes thereto, which were included as part of the Company’s Annual Report.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. BUSINESS COMBINATIONS

On  January 1, 2026, the Company completed the acquisition of WFB and its wholly-owned subsidiary, FNB, headquartered in Wichita Falls, Texas, with seven branches (including the headquarters) serving the surrounding areas. All of the issued and outstanding shares of WFB common stock were converted into aggregate merger consideration consisting of $7.2 million in cash and 3,955,272 shares of Company common stock for an aggregate transaction value of $112.9 million. After fair value adjustments, including total adjustments of ($0.2 million) to the fair value of total assets, recorded in the three months ended June 30, 2026, the acquisition added $1.15 billion in total assets, including $950.2 million in net loans, and $1.02 billion in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $18.2 million of goodwill, none of which is anticipated to be deductible for tax purposes. Goodwill resulted from a combination of synergies and cost savings, and further expansion into Texas.

The table below shows the allocation of the consideration paid for WFB’s common equity to the acquired identifiable assets and liabilities assumed and the goodwill generated from the transaction (dollars in thousands, except per share data). The fair values listed below are subject to refinement for up to one year after the closing date of the acquisition as additional information becomes available.

Preliminary purchase price allocation:
Shares of Investar common stock to be issued for shares of WFB common stock	3,955,272
Price per share, based on Investar common stock price as of December 31, 2025	$26.72
Fair value of Investar common stock issued	$105,685
Cash consideration	7,202
Total consideration	$112,887

Fair value of assets acquired:
Cash and cash equivalents	$82,910
Investment securities	51,455
Net loans	950,235
Nonmarketable equity securities	3,621
Bank premises and equipment	19,834
Core deposit intangible asset	13,570
BOLI	13,751
Other assets	10,034
Total assets acquired	1,145,410

Fair value of liabilities acquired:
Deposits	1,023,365
Repurchase agreements	1,193
Notes payable	9,163
Other borrowings	15,051
Other liabilities	1,930
Total liabilities assumed	1,050,702

Fair value of net assets acquired	94,708
Goodwill	$18,179

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

Acquisition Expense

Acquisition related costs of $2.6 million and $4.3 million are included in “Acquisition expense” in the accompanying consolidated statements of income for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively. These costs include system conversion and integrating operations charges and legal and consulting expenses.

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

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share data).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$9,472	$4,494	$21,496	$10,787
Less: preferred stock dividends declared	528	—	1,056	—
Net income available to common shareholders	$8,944	$4,494	$20,440	$10,787

Weighted average basic shares outstanding	13,788,871	9,844,351	13,775,804	9,838,521
Dilutive effect of stock compensation	203,838	114,043	209,169	100,101
Dilutive effect of Series A Preferred Stock	1,547,603	—	1,547,603	—
Weighted average diluted shares outstanding	15,540,312	9,958,394	15,532,576	9,938,622

Basic earnings per common share	$0.64	$0.46	$1.48	$1.10
Diluted earnings per common share	$0.61	$0.46	$1.38	$1.09

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stock options	—	4,206	—	4,167
RSUs	—	265	315	446

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. INVESTMENT SECURITIES

Debt Securities

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$35,926	$31	$(539)	$35,418
Obligations of state and political subdivisions	18,858	38	(1,590)	17,306
Corporate bonds	25,406	133	(1,351)	24,188
Residential mortgage-backed securities	299,347	235	(37,734)	261,848
Commercial mortgage-backed securities	79,838	135	(7,407)	72,566
Total	$459,375	$572	$(48,621)	$411,326

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$18,910	$54	$(213)	$18,751
Obligations of state and political subdivisions	17,736	43	(1,497)	16,282
Corporate bonds	25,922	95	(1,335)	24,682
Residential mortgage-backed securities	282,849	716	(36,186)	247,379
Commercial mortgage-backed securities	70,585	118	(7,183)	63,520
Total	$416,002	$1,026	$(46,414)	$370,614

The Company calculates realized gains and losses on sales of debt securities under the specific identification method. Shortly after the acquisition of WFB on January 1, 2026, substantially all of the securities from the acquired portfolio were sold at carrying value, resulting in net proceeds of approximately $50.5 million. Proceeds from sales of investment securities classified as AFS and gross gains and losses are summarized below for the periods presented (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Proceeds from sales	$—	$—	$50,481	$—
Gross gains	—	—	—	—
Gross losses	—	—	—	—

The amortized cost and approximate fair value of investment securities classified as HTM are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
Obligations of state and political subdivisions	$45,392	$2,430	$(6)	$47,816
Residential mortgage-backed securities	1,825	—	(191)	1,634
Total	$47,217	$2,430	$(197)	$49,450

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Obligations of state and political subdivisions	$46,331	$2,518	$(3)	$48,846
Residential mortgage-backed securities	1,868	—	(174)	1,694
Total	$48,199	$2,518	$(177)	$50,540

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of June 30, 2026 or December 31, 2025.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The approximate fair value of AFS securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$22,023	$(345)	$3,940	$(194)	$25,963	$(539)
Obligations of state and political subdivisions	4,497	(96)	11,599	(1,494)	16,096	(1,590)
Corporate bonds	2,840	(107)	12,512	(1,244)	15,352	(1,351)
Residential mortgage-backed securities	56,494	(1,135)	180,462	(36,599)	236,956	(37,734)
Commercial mortgage-backed securities	22,683	(255)	39,931	(7,152)	62,614	(7,407)
Total	$108,537	$(1,938)	$248,444	$(46,683)	$356,981	$(48,621)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$5,669	$(18)	$3,017	$(195)	$8,686	$(213)
Obligations of state and political subdivisions	—	—	14,330	(1,497)	14,330	(1,497)
Corporate bonds	3,169	(32)	14,196	(1,303)	17,365	(1,335)
Residential mortgage-backed securities	11,982	(97)	192,175	(36,089)	204,157	(36,186)
Commercial mortgage-backed securities	9,865	(70)	41,810	(7,113)	51,675	(7,183)
Total	$30,685	$(217)	$265,528	$(46,197)	$296,213	$(46,414)

At  June 30, 2026, 774 of the Company’s AFS debt securities had unrealized losses totaling 12.0% of the individual securities’ amortized cost basis and 10.6% of the Company’s total amortized cost basis of the AFS investment securities portfolio. At such date, 597 of the 774 securities had been in a continuous loss position for over 12 months.

The approximate fair value of HTM securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026
Obligations of state and political subdivisions	$—	$—	$1,776	$(6)	$1,776	$(6)
Residential mortgage-backed securities	—	—	1,634	(191)	1,634	(191)
Total	$—	$—	$3,410	$(197)	$3,410	$(197)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
Obligations of state and political subdivisions	$—	$—	$2,060	$(3)	$2,060	$(3)
Residential mortgage-backed securities	—	—	1,694	(174)	1,694	(174)
Total	$—	$—	$3,754	$(177)	$3,754	$(177)

Unrealized losses are generally due to changes in market interest rates. The Company intends to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. The unrealized losses in obligations of state and political subdivisions were caused by interest rate changes. These securities generally benefit from stable, dedicated revenue sources and a legal framework that prioritizes bondholder payments, which significantly mitigates credit risk. The unrealized losses in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. These securities are either guaranteed by the U.S. government or by a government sponsored enterprise and are generally considered to be risk-free. Due to the nature of the investments, current market prices, and the current interest rate environment, the Company determined that these declines were not attributable to credit losses at June 30, 2026 or December 31, 2025.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and approximate fair value of investment debt securities, by contractual maturity, are shown below as of June 30, 2026 (dollars in thousands). Actual maturities  may differ from contractual maturities due to mortgage-backed securities whereby borrowers  may have the right to call or prepay obligations with or without call or prepayment penalties and certain callable bonds whereby the issuer has the option to call the bonds prior to contractual maturity.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
June 30, 2026
Due within one year	$6,543	$6,533	$—	$—
Due after one year through five years	29,274	28,237	2,037	2,032
Due after five years through ten years	51,419	49,577	7,255	7,329
Due after ten years	372,139	326,979	37,925	40,089
Total debt securities	$459,375	$411,326	$47,217	$49,450

Accrued interest receivable on the Company’s investment securities was $2.6 million and $2.2 million at  June 30, 2026 and  December 31, 2025, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

At June 30, 2026, securities with a carrying value of $125.2 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $75.6 million in pledged securities at December 31, 2025.

Equity Securities

Equity securities at fair value include marketable securities in corporate stocks and mutual funds and totaled $4.1 million and $3.4 million at  June 30, 2026 and  December 31, 2025, respectively.

Nonmarketable equity securities primarily consist of FHLB stock and FRB stock. Members of the FHLB and FRB are required to own a certain amount of stock based on the level of borrowings and other factors and  may invest in additional amounts. FHLB stock and FRB stock are carried at cost, restricted as to redemption, and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income. Nonmarketable equity securities also include investments in other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of nonmarketable equity securities at  June 30, 2026 and  December 31, 2025 was $23.8 million and $17.0 million, respectively.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	June 30, 2026	December 31, 2025
Construction and development	$261,799	$147,980
1-4 Family	907,385	376,238
Multifamily	144,234	130,005
Farmland	9,850	4,788
Commercial real estate	1,020,728	912,268
Total mortgage loans on real estate	2,343,996	1,571,279
Commercial and industrial	703,279	595,263
Consumer	12,612	9,431
Total loans	$3,059,887	$2,175,973

Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees, net of direct loan origination costs and commitment fees, are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable. Unamortized premiums and discounts on loans, included in the total loans balances above, were $17.0 million and $0.1 million at June 30, 2026 and  December 31, 2025, respectively, and unearned income, or deferred fees, on loans was $1.5 million and $1.6 million at  June 30, 2026 and  December 31, 2025, respectively, and is also included in the total loans balance in the table above.

The tables below provide an analysis of the aging of loans as of  June 30, 2026 and  December 31, 2025 (dollars in thousands).

	June 30, 2026
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$256,578	$2,265	$2,092	$864	$261,799	$859
1-4 Family	898,481	598	2,758	5,548	907,385	30
Multifamily	144,062	—	—	172	144,234	—
Farmland	9,850	—	—	—	9,850	—
Commercial real estate	1,011,871	6,760	114	1,983	1,020,728	—
Total mortgage loans on real estate	2,320,842	9,623	4,964	8,567	2,343,996	889
Commercial and industrial	702,511	299	264	205	703,279	—
Consumer	12,357	133	9	113	12,612	—
Total loans	$3,035,710	$10,055	$5,237	$8,885	$3,059,887	$889

	December 31, 2025
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$147,862	$56	$19	$43	$147,980	$—
1-4 Family	365,725	4,442	1,950	4,121	376,238	—
Multifamily	130,005	—	—	—	130,005	—
Farmland	4,788	—	—	—	4,788	—
Commercial real estate	908,687	—	2,032	1,549	912,268	—
Total mortgage loans on real estate	1,557,067	4,498	4,001	5,713	1,571,279	—
Commercial and industrial	594,886	291	81	5	595,263	2
Consumer	9,388	9	4	30	9,431	—
Total loans	$2,161,341	$4,798	$4,086	$5,748	$2,175,973	$2

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below provide an analysis of nonaccrual loans as of  June 30, 2026 and  December 31, 2025 (dollars in thousands).

	June 30, 2026
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
Construction and development	$674	$1,627	$2,301
1-4 Family	6,135	881	7,016
Multifamily	172	—	172
Farmland	—	—	—
Commercial real estate	7,119	1,466	8,585
Total mortgage loans on real estate	14,100	3,974	18,074
Commercial and industrial	76	154	230
Consumer	155	3	158
Total loans	$14,331	$4,131	$18,462

	December 31, 2025
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
Construction and development	$59	$—	$59
1-4 Family	4,122	991	5,113
Multifamily	—	—	—
Farmland	—	—	—
Commercial real estate	940	2,991	3,931
Total mortgage loans on real estate	5,121	3,982	9,103
Commercial and industrial	84	—	84
Consumer	69	3	72
Total loans	$5,274	$3,985	$9,259

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower  may be unable to meet payment obligations as they become due. In determining whether or not a borrower  may be unable to meet payment obligations for each class of loans, the borrower’s debt service capacity is considered through the analysis of current financial information, if available, and/or current information with regard to the collateral position. Loans are placed on nonaccrual status when (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans  may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan  may be returned to accrual status when all the principal and interest amounts contractually due are brought current and payment of future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower. No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the six months ended June 30, 2026 and 2025.

Collateral Dependent Loans

Collateral dependent loans are loans for which the repayments, on the basis of the Company’s assessment at the reporting date, are expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Loans that do not share risk characteristics are excluded from the loan pools and evaluated on an individual basis, and the Company has determined to evaluate collateral dependent loans individually for impairment. The ACL for collateral dependent loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The Company’s collateral dependent loans include all nonaccrual loans shown in the tables above at  June 30, 2026 and  December 31, 2025. The types of collateral that secure collateral dependent loans are discussed under “Portfolio Segment Risk Factors” below.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below present the Company’s loan portfolio by year of origination, category, and credit quality indicator as of June 30, 2026 and  December 31, 2025 (dollars in thousands). Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at  June 30, 2026 and  December 31, 2025.

	June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Construction and development
Pass	$20,483	$88,704	$65,911	$16,111	$32,705	$7,335	$7,616	$238,865
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	2,265	—	6,143	4,677	54	9,795	22,934
Total construction and development	$20,483	$90,969	$65,911	$22,254	$37,382	$7,389	$17,411	$261,799

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 Family
Pass	$9,219	$13,508	$16,092	$100,618	$431,439	$264,093	$65,311	$900,280
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	161	3,592	3,316	36	7,105
Total 1-4 family	$9,219	$13,508	$16,092	$100,779	$435,031	$267,409	$65,347	$907,385

Current-period gross charge-offs	$—	$—	$—	$—	$(87)	$(81)	$—	$(168)

Multifamily
Pass	$19,799	$38,994	$1,540	$22,435	$46,418	$10,535	$495	$140,216
Special Mention	—	—	—	—	—	3,846	—	3,846
Substandard	—	—	—	—	—	172	—	172
Total multifamily	$19,799	$38,994	$1,540	$22,435	$46,418	$14,553	$495	$144,234

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$2,957	$1,091	$433	$418	$106	$3,382	$1,463	$9,850
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total farmland	$2,957	$1,091	$433	$418	$106	$3,382	$1,463	$9,850

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$80,097	$144,836	$47,577	$73,325	$273,152	$360,950	$15,142	$995,079
Special Mention	—	—	—	—	—	5,223	—	5,223
Substandard	184	5,923	2,427	587	1,526	9,779	—	20,426
Total commercial real estate	$80,281	$150,759	$50,004	$73,912	$274,678	$375,952	$15,142	$1,020,728

Current-period gross charge-offs	$—	$—	$—	$—	$—	$(123)	$—	$(123)

Commercial and industrial
Pass	$68,484	$111,982	$27,199	$22,136	$104,840	$30,077	$338,155	$702,873
Special Mention	—	—	—	—	—	—	125	125
Substandard	51	—	3	41	7	156	—	258
Doubtful	—	—	23	—	—	—	—	23
Total commercial and industrial	$68,535	$111,982	$27,225	$22,177	$104,847	$30,233	$338,280	$703,279

Current-period gross charge-offs	$—	$(193)	$—	$—	$(5)	$—	$(26)	$(224)

Consumer
Pass	$3,619	$3,323	$2,168	$1,340	$680	$620	$686	$12,436
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	3	66	41	4	47	15	176
Total consumer	$3,619	$3,326	$2,234	$1,381	$684	$667	$701	$12,612

Current-period gross charge-offs	$(47)	$(12)	$(8)	$(5)	$—	$—	$(9)	$(81)

Total loans
Pass	$204,658	$402,438	$160,920	$236,383	$889,340	$676,992	$428,868	$2,999,599
Special Mention	—	—	—	—	—	9,069	125	9,194
Substandard	235	8,191	2,496	6,973	9,806	13,524	9,846	51,071
Doubtful	—	—	23	—	—	—	—	23
Total loans	$204,893	$410,629	$163,439	$243,356	$899,146	$699,585	$438,839	$3,059,887

Current-period gross charge-offs	$(47)	$(205)	$(8)	$(5)	$(92)	$(204)	$(35)	$(596)

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

The Company had no loans that were classified as Loss at  June 30, 2026 and no loans that were classified as Doubtful or Loss at  December 31, 2025.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets, the balances of which were $47.3 million and $44.7 million at June 30, 2026 and  December 31, 2025, respectively. The total unpaid principal balances of loans where participating interests have been sold were approximately $237.8 million and $239.2 million at June 30, 2026 and  December 31, 2025, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as to companies of which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $33.8 million and $34.7 million as of June 30, 2026 and  December 31, 2025, respectively. No related party loans were classified as nonperforming or nonaccrual at  June 30, 2026 or  December 31, 2025.

The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	June 30, 2026	December 31, 2025
Balance, beginning of period	$34,749	$43,647
New loans/changes in relationship	79	231
Repayments/changes in relationship	(1,000)	(9,129)
Balance, end of period	$33,828	$34,749

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company made the accounting policy election to exclude accrued interest receivable from the amortized cost of loans and the estimate of the ACL. Accrued interest receivable on the Company’s loans was $16.2 million and $12.1 million at  June 30, 2026 and  December 31, 2025, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

The table below shows a summary of the activity in the ACL for the three and six months ended June 30, 2026 and 2025 (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$35,985	$26,435	$26,349	$26,721
ACL on PCD loans at acquisition	—	—	143	—
ACL on PSL loans at acquisition	—	—	11,559	—
Provision for (reversal of) credit losses on loans(1)	374	172	(1,428)	(3,523)
Charge-offs	(229)	(131)	(596)	(258)
Recoveries	121	144	224	3,680
Balance, end of period	$36,251	$26,620	$36,251	$26,620

(1)	For the three months ended June 30, 2026, the $0.3 million provision for credit losses on the consolidated statement of income includes a $0.4 million provision for credit losses on loans and a $0.1 million reversal of credit losses on unfunded loan commitments. For the six months ended June 30, 2026, the $1.8 million reversal of credit losses on the consolidated statement of income includes a $1.4 million reversal of credit losses on loans and a $0.4 million reversal of credit losses on unfunded loan commitments. For the three months ended June 30, 2025, the $0.1 million provision for credit losses on the consolidated statement of income includes a $0.2 million provision for credit losses on loans and a $31,000 reversal of credit losses on unfunded loan commitments. For the six months ended June 30, 2025, the $3.5 million reversal of credit losses on the consolidated statement of income includes a $3.5 million reversal of credit losses on loans and a $68,000 provision for credit losses on unfunded loan commitments.

The provision for credit losses on loans for the three months ended  June 30, 2026 was primarily due to adjustments to qualitative factors, partially offset by a decrease in total loans. The reversal of credit losses on loans for the six months ended  June 30, 2026 was primarily due to a decrease in total loans during the period, changes in the economic forecast and the completion of the CECL allowance model recalibration. The provision for credit losses on loans for the three months ended  June 30, 2025 was primarily due to changes in the economic forecast and loan mix. The reversal of credit losses on loans for the six months ended  June 30, 2025 was primarily due to a $3.3 million recovery during the first quarter of 2025 of loans previously charged off as a result of a property insurance settlement related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables outline the activity in the ACL by collateral type for the three and six months ended June 30, 2026 and 2025, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of  June 30, 2026 and 2025 (dollars in thousands).

	Three months ended June 30, 2026
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,355	$15,922	$1,146	$8	$9,045	$8,358	$151	$35,985
Provision for (reversal of) credit losses on loans	254	241	40	2	95	(264)	6	374
Charge-offs	—	(39)	—	—	(123)	(28)	(39)	(229)
Recoveries	—	2	—	—	—	116	3	121
Ending balance	$1,609	$16,126	$1,186	$10	$9,017	$8,182	$121	$36,251

	Three months ended June 30, 2025
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,258	$6,552	$1,497	$8	$12,018	$5,002	$100	$26,435
Provision for (reversal of) credit losses on loans	55	(198)	(3)	(4)	(14)	325	11	172
Charge-offs	—	—	—	—	—	(102)	(29)	(131)
Recoveries	—	80	—	1	8	38	17	144
Ending balance	$1,313	$6,434	$1,494	$5	$12,012	$5,263	$99	$26,620

	Six months ended June 30, 2026
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,327	$6,053	$1,814	$6	$11,388	$5,680	$81	$26,349
ACL on PCD loans at acquisition	—	109	—	—	—	15	19	143
ACL on PSL loans at acquisition	455	9,344	51	2	874	783	50	11,559
(Reversal of) provision for credit losses on loans	(173)	716	(679)	2	(3,122)	1,787	41	(1,428)
Charge-offs	—	(168)	—	—	(123)	(224)	(81)	(596)
Recoveries	—	72	—	—	—	141	11	224
Ending balance	$1,609	$16,126	$1,186	$10	$9,017	$8,182	$121	$36,251
Ending allowance balance for loans individually evaluated for impairment	58	148	—	—	149	66	3	424
Ending allowance balance for loans collectively evaluated for impairment	1,551	15,978	1,186	10	8,868	8,116	118	35,827
Loans receivable:
Balance of loans individually evaluated for impairment	2,301	7,016	172	—	8,585	230	158	18,462
Balance of loans collectively evaluated for impairment	259,498	900,369	144,062	9,850	1,012,143	703,049	12,454	3,041,425
Total period-end balance	$261,799	$907,385	$144,234	$9,850	$1,020,728	$703,279	$12,612	$3,059,887

	Six months ended June 30, 2025
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,145	$5,603	$1,185	$8	$11,759	$6,933	$88	$26,721
Provision for (reversal of) credit losses on loans	167	766	309	(4)	(3,069)	(1,737)	45	(3,523)
Charge-offs	—	(23)	—	—	—	(180)	(55)	(258)
Recoveries	1	88	—	1	3,322	247	21	3,680
Ending balance	$1,313	$6,434	$1,494	$5	$12,012	$5,263	$99	$26,620
Ending allowance balance for loans individually evaluated for impairment	—	255	—	—	150	—	3	408
Ending allowance balance for loans collectively evaluated for impairment	1,313	6,179	1,494	5	11,862	5,263	96	26,212
Loans receivable:
Balance of loans individually evaluated for impairment	23	3,956	—	—	3,323	83	68	7,453
Balance of loans collectively evaluated for impairment	141,631	383,840	102,569	4,519	924,868	531,377	10,098	2,098,902
Total period-end balance	$141,654	$387,796	$102,569	$4,519	$928,191	$531,460	$10,166	$2,106,355

Loan Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination of such concessions. Modifications that do not impact the contractual payment terms, such as covenant waivers, modification of a contingent acceleration clauses, and insignificant payment delays are not included in the disclosures. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the six months ended June 30, 2026 and 2025, the Company did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of goodwill, core deposit intangible assets arising from acquisitions, and a trademark intangible. At  June 30, 2026 and  December 31, 2025, “Goodwill and other intangible assets, net” in the accompanying consolidated balance sheets totaled $71.7 million and $41.2 million, respectively, and included no accumulated impairment losses.

The carrying amount of goodwill at  June 30, 2026 and  December 31, 2025 was $58.3 million and $40.1 million, respectively. The Company recorded $18.2 million of goodwill during 2026, related to the acquisition of WFB. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if certain impairment indicators exist. No goodwill impairment was recorded during the periods presented.

The table below shows a summary of goodwill activity for the periods presented (dollars in thousands).

	June 30, 2026	December 31, 2025
Beginning balance	$40,088	$40,088
Acquisition of WFB	18,179	—
Ending balance	$58,267	$40,088

Core deposit intangibles have finite lives and are being amortized on an accelerated basis over their estimated useful lives, which range from 10 to 15 years. The Company recorded a core deposit intangible of $13.6 million related to the acquisition of WFB. The table below shows a summary of the core deposit intangible assets as of the dates presented (dollars in thousands).

	June 30, 2026	December 31, 2025
Gross carrying amount	$21,055	$7,486
Accumulated amortization	(7,718)	(6,490)
Net carrying amount	$13,337	$996

Amortization expense for the core deposit intangible assets recorded in “Depreciation and amortization” in the accompanying consolidated statements of income totaled approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively.

The estimated remaining amortization expense for the Company’s core deposit intangible assets is displayed in the table below (dollars in thousands). The weighted average amortization period remaining for core deposit intangibles is 9.1 years.

Remainder of 2026	$1,198
2027	1,939
2028	1,702
2029	1,475
2030	1,366
Thereafter	5,657
Total	$13,337

The trademark intangible had a carrying value of $0.1 million at  June 30, 2026 and  December 31, 2025.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive (Loss) Income

Activity within the balances in accumulated other comprehensive (loss) income, net is shown in the tables below (dollars in thousands).

Three months ended June 30, 2026	AFS Securities
Balance at beginning of period	$(37,110)
Unrealized loss, net	(696)
Reclassification of realized gain, net	(9)
Balance at end of period	$(37,815)

Three months ended June 30, 2025	AFS Securities
Balance at beginning of period	$(42,879)
Unrealized gain, net	1,253
Balance at end of period	$(41,626)

Six months ended June 30, 2026	AFS Securities
Balance at beginning of period	$(35,722)
Unrealized loss, net	(2,084)
Reclassification of realized gain, net	(9)
Balance at end of period	$(37,815)

Six months ended June 30, 2025	AFS Securities
Balance at beginning of period	$(48,357)
Unrealized gain, net	6,731
Balance at end of period	$(41,626)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. STOCK-BASED COMPENSATION

Equity Incentive Plan. The Company’s Second Amended and Restated 2017 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity awards, such as restricted stock, RSUs, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. Under the Plan, a total of 1,800,000 shares of common stock are reserved, 600,000 of which were authorized in 2021 and 600,000 of which were authorized in 2026, for issuance to eligible participants pursuant to equity awards under the Plan. The Plan is administered by the Compensation Committee of the Board, which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, equity awards will be granted. The Compensation Committee, in its discretion,  may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee  may approve the terms of equity awards to the Company’s executive officers and directors. At  June 30, 2026, approximately 718,429 shares remain available for grant under the Plan.

Stock Options

The Company grants stock options to key personnel that vest in one-fifth increments on each of the first five anniversaries of the grant date, and the maximum option term cannot exceed ten years measured from the grant date.

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards. The Black-Scholes option pricing model incorporates various subjective assumptions, including expected term and expected volatility. Expected volatility was determined based on the historical volatilities of the Company’s common stock. The Company did not grant any stock options during the six months ended June 30, 2026 and 2025.

Stock option expense of $24,000 and $0.1 million is included in “Salaries and employee benefits” in the accompanying consolidated statements of income for the three and six months ended June 30, 2026, respectively, and $32,000 and $0.1 million for the three and six months ended June 30, 2025, respectively. At  June 30, 2026, there was $0.2 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.2 years.

The table below summarizes the Company’s stock option activity for the periods presented.

	Six months ended June 30,
	2026		2025
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	226,602	$18.77	260,602	$18.37
Exercised	(29,070)	14.28	(34,000)	15.74
Outstanding, end of period	197,532	$19.43	226,602	$18.77
Exercisable, end of period	161,249	$20.25	168,786	$19.64

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

Compensation expense for RSUs, which is calculated based on the market price of the Company’s common stock at the grant date applied to the total number of units granted, is recognized on a straight-line basis over the requisite service period of generally five years for employees and non-employee directors. Upon vesting of RSUs, the benefit of tax deductions in excess of recognized compensation expense is reflected as an income tax benefit in the consolidated statements of income.

Compensation expense related to RSUs of $0.5 million and $0.9 million is included in the accompanying consolidated statements of income for the three and six months ended June 30, 2026, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2025, respectively. The unearned compensation related to these awards is amortized to compensation expense over the vesting period. As of  June 30, 2026, unearned stock-based compensation cost associated with these awards totaled approximately $5.9 million and is expected to be recognized over a weighted average period of 3.7 years.

The following table summarizes the RSU activity for the periods presented.

	Six months ended June 30,
	2026		2025
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, beginning of period	337,735	$16.81	323,820	$16.65
Granted	96,558	27.59	134,182	17.76
Forfeited	(1,461)	18.47	(4,760)	16.37
Earned and issued	(107,507)	17.09	(104,377)	17.65
Balance, end of period	325,325	$19.91	348,865	$16.78

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815 “Derivatives and Hedging,” and changes in fair value are recognized in other operating income. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there  may be fair value adjustments related to credit quality variations between counterparties, which  may impact earnings as required by FASB ASC Topic 820 “Fair Value Measurement” (“ASC 820”). The Company did not recognize any gains or losses in other operating income resulting from fair value adjustments of these swap agreements during the three and six months ended June 30, 2026 and 2025.

The table below presents the notional amounts and fair values of the Company’s derivative financial instruments as well as their classification on the accompanying consolidated balance sheets at  June 30, 2026 and  December 31, 2025 (dollars in thousands).

		Fair Value
	Notional(1)	Derivative Assets(2)	Derivative Liabilities(2)
June 30, 2026
Interest rate swaps	$316,692	$11,528	$11,528

December 31, 2025
Interest rate swaps	$361,564	$11,660	$11,660

(1)	At June 30, 2026 the Company had notional amounts of $158.3 million in interest rate swap contracts with customers and $158.3 million in offsetting interest rate swap contracts with other financial institutions. At December 31, 2025 the Company had notional amounts of $180.8 million in interest rate swap contracts with customers and $180.8 million in offsetting interest rate swap contracts with other financial institutions.
(2)	Derivative assets and liabilities are reported at fair value in “Other assets” and “Accrued taxes and other liabilities,” respectively, in the accompanying consolidated balance sheets.

The table below presents the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivative financial instruments and securities sold under agreements to repurchase at  June 30, 2026 and  December 31, 2025 (dollars in thousands).

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral(1)	Net Amount
June 30, 2026
Financial assets:
Interest rate swaps	$11,528	$—	$11,528	$—	$(10,115)	$1,413
Total	$11,528	$—	$11,528	$—	$(10,115)	$1,413

Financial liabilities:
Interest rate swaps	$11,528	$—	$11,528	$—	$—	$11,528
Repurchase agreements	18,575	—	18,575	(16,447)	—	2,128
Total	$30,103	$—	$30,103	$(16,447)	$—	$13,656

December 31, 2025
Financial assets:
Interest rate swaps	$11,660	$—	$11,660	$—	$(8,729)	$2,931
Total	$11,660	$—	$11,660	$—	$(8,729)	$2,931

Financial liabilities:
Interest rate swaps	$11,660	$—	$11,660	$—	$—	$11,660
Repurchase agreements	11,183	—	11,183	(11,183)	—	—
Total	$22,843	$—	$22,843	$(11,183)	$—	$11,660

(1)	The Company had no collateral posted with counterparties at June 30, 2026 and December 31, 2025. Collateral received from counterparties is included in “Interest-bearing deposits” in the accompanying consolidated balance sheets.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The Company holds SBIC qualified funds and other investment funds that do not have a readily determinable fair value. In accordance with ASC 820, these investments are measured at fair value using the net asset value practical expedient and are not required to be classified in the fair value hierarchy. At each of  June 30, 2026 and  December 31, 2025, the fair values of these investments were $3.5 million and are included in “Other assets” in the accompanying consolidated balance sheets.

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

Management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data. At June 30, 2026 and  December 31, 2025, all of the Company’s level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.

Derivative Financial Instruments – The fair value for interest rate swap agreements is based upon the expected future cash flows of the agreements discounted at market rates. These derivative instruments are classified in level 2 of the fair value hierarchy.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$35,418	$—	$35,418	$—
Obligations of state and political subdivisions	17,306	—	14,697	2,609
Corporate bonds	24,188	—	24,188	—
Residential mortgage-backed securities	261,848	—	261,848	—
Commercial mortgage-backed securities	72,566	—	72,566	—
Equity securities at fair value	4,111	4,111	—	—
Interest rate swaps - gross assets	11,528	—	11,528	—
Total assets	$426,965	$4,111	$420,245	$2,609
Liabilities:
Interest rate swaps - gross liabilities	$11,528	$—	$11,528	$—

December 31, 2025
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$18,751	$—	$18,751	$—
Obligations of state and political subdivisions	16,282	—	12,678	3,604
Corporate bonds	24,682	—	24,682	—
Residential mortgage-backed securities	247,379	—	247,379	—
Commercial mortgage-backed securities	63,520	—	63,520	—
Equity securities at fair value	3,354	3,354	—	—
Interest rate swaps - gross assets	11,660	—	11,660	—
Total assets	$385,628	$3,354	$378,670	$3,604
Liabilities:
Interest rate swaps - gross liabilities	$11,660	$—	$11,660	$—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the six months ended June 30, 2026 and 2025 (dollars in thousands).

Obligations of State and Political Subdivisions
Balance at December 31, 2025	$3,604
Unrealized gain included in other comprehensive loss	34
Maturities, prepayments, and calls	(1,029)
Balance at June 30, 2026	$2,609

	Obligations of State and Political Subdivisions	Corporate Bonds
Balance at December 31, 2024	$4,317	$494
Unrealized gain included in other comprehensive income	68	6
Maturities, prepayments, and calls	(917)	(500)
Balance at June 30, 2025	$3,468	$—

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at June 30, 2026 and  December 31, 2025. For the six months ended June 30, 2026 and 2025, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of level 3 assets measured at fair value on a recurring basis at June 30, 2026 and  December 31, 2025 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(1)
June 30, 2026
Obligations of state and political subdivisions	$2,609	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(2)	0% - 7%	1%

December 31, 2025
Obligations of state and political subdivisions	$3,604	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(2)	0% - 6%	2%

(1)	Weighted by relative fair value.
(2)	Fair values determined through valuation analysis using coupon, yield (discount margin), liquidity and expected repayment dates.

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

Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of  June 30, 2026 and  December 31, 2025. There were no liabilities measured on a nonrecurring basis at June 30, 2026 or December 31, 2025 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(1)
June 30, 2026
Loans individually evaluated for impairment(2)	$3,011	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	2% - 100%	5%
Other real estate owned(3)	700	Underlying collateral value, third party appraisals	Collateral discounts and discount rates	10%	10%

December 31, 2025
Loans individually evaluated for impairment(2)	$3,312	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	1% - 100%	9%
Other real estate owned(3)	1,959	Underlying collateral value, third party appraisals	Collateral discounts and discount rates	13% - 14%	13%

(1)	Weighted by relative fair value.
(2)	Loans individually evaluated for impairment that were re-measured during the period had a carrying value of $3.4 million and $3.6 million at June 30, 2026 and December 31, 2025, respectively, with related ACL of $0.4 million and $0.3 million, respectively, as of such dates.
(3)	Other real estate owned that was re-measured during the period had a carrying value of $0.7 million at June 30, 2026. During the six months ended June 30, 2026, the Company recorded a $0.1 million write-down of other real estate owned which is included as part of “Other operating expenses” in noninterest expense on the accompanying consolidated statement of income. Other real estate owned that was re-measured during the period had a carrying value of $2.0 million at December 31, 2025. During the six months ended June 30, 2025, the Company recorded a $0.3 million write-down of other real estate owned which is included as part of “Other operating expenses” in noninterest expense on the accompanying consolidated statement of income.

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

The estimated fair values of the Company’s financial instruments are summarized in the tables below as of the dates indicated (dollars in thousands).

	June 30, 2026
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$72,303	$72,303	$72,303	$—	$—
Investment securities - AFS	411,326	411,326	—	408,717	2,609
Investment securities - HTM	47,217	49,450	—	1,634	47,816
Equity securities at fair value	4,111	4,111	4,111	—	—
Nonmarketable equity securities	23,759	23,759	—	23,759	—
Loans, net of allowance	3,023,636	3,002,686	—	—	3,002,686
Interest rate swaps - gross assets	11,528	11,528	—	11,528	—

Financial liabilities:
Deposits	3,213,886	3,211,288	—	3,211,288	—
FHLB short-term advances and repurchase agreements	54,575	54,573	—	54,573	—
FHLB long-term advances	100,000	99,669	—	99,669	—
Junior subordinated debt	22,994	22,991	—	—	22,991
Subordinated debt	16,759	15,648	—	15,648	—
Interest rate swaps - gross liabilities	11,528	11,528	—	11,528	—

	December 31, 2025
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,505	$41,505	$41,505	$—	$—
Investment securities - AFS	370,614	370,614	—	367,010	3,604
Investment securities - HTM	48,199	50,540	—	1,694	48,846
Equity securities at fair value	3,354	3,354	3,354	—	—
Nonmarketable equity securities	17,021	17,021	—	17,021	—
Loans, net of allowance	2,149,624	2,080,142	—	—	2,080,142
Interest rate swaps - gross assets	11,660	11,660	—	11,660	—

Financial liabilities:
Deposits	2,350,249	2,349,856	—	2,349,856	—
FHLB short-term advances and repurchase agreements	47,183	47,193	—	47,193	—
FHLB long-term advances	80,000	80,079	—	80,079	—
Junior subordinated debt	8,830	8,830	—	—	8,830
Subordinated debt	16,738	15,252	—	15,252	—
Interest rate swaps - gross liabilities	11,660	11,660	—	11,660	—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11. INCOME TAXES

The income tax expense and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Income tax expense	$2,136	$935	$5,021	$2,356
Effective tax rate	18.4%	17.2%	18.9%	17.9%

For the three and six months ended June 30, 2026 and 2025, the effective tax rate differed from the statutory tax rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	June 30, 2026	December 31, 2025
Loan commitments	$468,484	$431,795
Standby letters of credit	6,955	5,436

The credit risk associated with these commitments is evaluated in a manner similar to the ACL on loans and is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The table below shows a summary of the activity in the ACL on unfunded loan commitments for the periods presented (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$331	$141	$425	$42
ACL on unfunded loan commitments at acquisition	—	—	212	—
(Reversal of) provision for credit losses on unfunded loan commitments	(99)	(31)	(405)	68
Balance, end of period	$232	$110	$232	$110

Additionally, at June 30, 2026, the Company had unfunded commitments of $1.4 million for its investments in SBIC qualified funds and other investment funds.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13. LEASES

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

Quantitative information regarding the Company’s operating leases is presented below as of and for the six months ended June 30, 2026 and 2025 (dollars in thousands).

	June 30,
	2026	2025
Total operating lease cost(1)	$359	$225
Weighted-average remaining lease term (in years)	4.3	5.2
Weighted-average discount rate	3.5%	3.4%

(1)	Short-term lease cost was immaterial for the periods presented.

At  June 30, 2026 and  December 31, 2025, the Company’s operating lease ROU assets were $2.6 million and $1.8 million, respectively, and the Company’s related operating lease liabilities were $2.7 million and $1.9 million, respectively. The Company’s operating leases have remaining terms ranging from approximately one to five years, including extension options if the Company is reasonably certain they will be exercised.

Future obligations due under non-cancelable operating leases at June 30, 2026 are presented below (dollars in thousands).

Remainder of 2026	$343
2027	670
2028	653
2029	599
2030	450
Thereafter	157
Total lease payments	2,872
Less: imputed interest	(216)
Total lease obligations	$2,656

At June 30, 2026, the Company had not entered into any material leases that have not yet commenced.

The Bank owns its corporate headquarters building, the first floor of which is occupied by multiple tenants. The Bank, as lessor, also leases a portion of one of its branch locations. All tenant leases are operating leases. The Bank, as lessor, recognized lease income of $0.1 million and $0.2 million for the three and six month periods ended June 30, 2026 and 2025, respectively.

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

The Bank commenced operations in 2006, and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter, and its name changed to Investar Bank, National Association. Through the Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals, and small to medium-sized businesses. Our primary areas of operation are south Louisiana, including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; Texas, including Houston and its surrounding area, and, as of January 1, 2026, north Dallas and Wichita Falls and their surrounding areas; and Alabama, including York and Oxford and their surrounding areas. At June 30, 2026, we operated 36 full service branches comprised of 20 full service branches in Louisiana, ten full service branches in Texas, and six full service branches in Alabama.

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

Changing Inflation and Interest Rates. During 2025, beginning in September 2025, the Federal Reserve reduced the federal funds target rate three times by 75 basis points on a cumulative basis to 3.50% to 3.75%. Accordingly, the prevailing federal funds target rate for the three and six months ended June 30, 2026 was lower than for the three and six months ended June 30, 2025.

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

Overview of Financial Condition and Results of Operations

Total assets increased $1.03 billion, or 36.3%, to $3.86 billion at June 30, 2026, compared to $2.83 billion at December 31, 2025. The acquisition of WFB increased total assets by $1.15 billion on January 1, 2026. For the three months ended June 30, 2026, net income available to common shareholders was $8.9 million, or $0.61 per diluted common share, compared to net income available to common shareholders of $4.5 million, or $0.46 per diluted common share, for the three months ended June 30, 2025. For the six months ended June 30, 2026, net income available to common shareholders was $20.4 million, or $1.38 per diluted common share, compared to net income available to common shareholders of $10.8 million, or $1.09 per diluted common share, for the six months ended June 30, 2025. At June 30, 2026, the Company and Bank each were in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations.

Key components of our performance for the three and six months ended June 30, 2026 are summarized below.

●	Total loans increased $883.9 million, or 40.6%, to $3.06 billion at June 30, 2026, compared to $2.18 billion at December 31, 2025.

●	Total deposits increased $863.6 million, or 36.7%, to $3.21 billion at June 30, 2026, compared to $2.35 billion at December 31, 2025. Noninterest-bearing deposits increased $175.9 million, or 39.4%, to $621.9 million at June 30, 2026, compared to $446.0 million at December 31, 2025. As of June 30, 2026, estimated uninsured deposits represented approximately 34% of our total deposits.

●	Net interest income for the three months ended June 30, 2026 was $33.4 million, an increase of $13.8 million, or 70.3%, compared to $19.6 million for the three months ended June 30, 2025, which was the result of a $17.8 million increase in interest income partially offset by a $4.0 million increase in interest expense. Net interest income for the six months ended June 30, 2026 was $66.1 million, an increase of $28.1 million, or 74.0%, compared to $38.0 million for the six months ended June 30, 2025, which was the result of a $36.6 million increase in interest income partially offset by an $8.5 million increase in interest expense.

●	During the three months ended June 30, 2026, our net interest margin was 3.67%, compared to 3.03% for the three months ended June 30, 2025. During the six months ended June 30, 2026, our net interest margin was 3.63%, compared to 2.95% for the six months ended June 30, 2025. We experienced margin expansion as our yield on interest-earning assets increased and our overall cost of funds decreased for the respective periods.

●	For the three months ended June 30, 2026, we recorded a provision for credit losses of $0.3 million compared to a provision for credit losses of $0.1 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, we recorded a reversal of credit losses of $1.8 million compared to a reversal of credit losses of $3.5 million for the six months ended June 30, 2025.

●	Noninterest income increased $0.5 million, or 18.0%, to $3.1 million for the three months ended June 30, 2026, compared to $2.6 million for the three months ended June 30, 2025. Noninterest income increased $1.4 million, or 31.1%, to $6.1 million for the six months ended June 30, 2026, compared to $4.6 million for the six months ended June 30, 2025.

●	Noninterest expense increased $8.0 million, or 47.7%, to $24.7 million for the three months ended June 30, 2026, compared to $16.7 million for the three months ended June 30, 2025. Noninterest expense increased $14.6 million, or 44.2%, to $47.5 million for the six months ended June 30, 2026, compared to $32.9 million for the six months ended June 30, 2025.

●	Nonperforming loans were 0.63% of total loans at June 30, 2026, compared to 0.43% at December 31, 2025.

●	Return on average assets increased to 0.98% for the three months ended June 30, 2026, compared to 0.66% for the three months ended June 30, 2025. Return on average assets increased to 1.11% for the six months ended June 30, 2026, compared to 0.80% for the six months ended June 30, 2025.

●	Return on average common equity was 9.19% for the three months ended June 30, 2026, compared to 7.07% for the three months ended June 30, 2025. Return on average common equity was 10.64% for the six months ended June 30, 2026, compared to 8.66% for the six months ended June 30, 2025.

●	Book value per common share reached a record high of $28.29 at June 30, 2026, compared to $27.63 at December 31, 2025.

●	During the three months ended June 30, 2026, we paid $0.8 million to repurchase 27,235 shares of common stock compared to $0.6 million to repurchase 36,065 shares of common stock during the three months ended June 30, 2025. During the six months ended June 30, 2026, we paid $2.3 million to repurchase 80,655 shares of common stock compared to $1.3 million to repurchase 71,057 shares of common stock during the six months ended June 30, 2025.

●	Stockholders’ equity increased $119.1 million, or 39.5%, to $420.1 million at June 30, 2026 compared to $301.1 million at December 31, 2025.

Discussion and Analysis of Financial Condition

Loans

General. Loans constitute our most significant asset, comprising 79.2% and 76.8% of our total assets at June 30, 2026 and December 31, 2025, respectively. Total loans increased $883.9 million, or 40.6%, to $3.06 billion at June 30, 2026, compared to $2.18 billion at December 31, 2025. The increase in loans was primarily the result of the acquisition of WFB, which increased total loans $961.9 million on January 1, 2026. We are emphasizing the origination of high margin loans that promote long-term profitability and proactively exiting credit relationships that do not fit this strategy. Our variable-rate loans as a percentage of total loans increased to 50% at June 30, 2026 compared to 38% at December 31, 2025. Included in variable-rate loans as of June 30, 2026 are adjustable-rate mortgage loans we acquired in connection with our acquisition of WFB.

The table below sets forth the balance of loans outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	June 30, 2026		December 31, 2025
		Percentage of		Percentage of
	Amount	Total Loans	Amount	Total Loans
Construction and development	$261,799	8.6%	$147,980	6.8%
1-4 Family	907,385	29.7	376,238	17.3
Multifamily	144,234	4.7	130,005	6.0
Farmland	9,850	0.3	4,788	0.2
Commercial real estate
Owner-occupied(1)	508,245	16.6	460,126	21.1
Nonowner-occupied	512,483	16.7	452,142	20.8
Total mortgage loans on real estate	2,343,996	76.6	1,571,279	72.2
Commercial and industrial(1)	703,279	23.0	595,263	27.4
Consumer	12,612	0.4	9,431	0.4
Total loans	$3,059,887	100%	$2,175,973	100%

(1)	The Company’s business lending portfolio consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans.

At June 30, 2026, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $1.21 billion, an increase of $156.1 million, or 14.8%, compared to $1.06 billion at December 31, 2025. The increase in the business lending portfolio was primarily driven by the acquisition of WFB and increased commercial and industrial loan production, partially offset by loan amortization.

Construction and development loans totaled $261.8 million at June 30, 2026, an increase of $113.8 million, or 76.9%, compared to $148.0 million at December 31, 2025. The increase in construction and development loans was primarily due to the acquisition of WFB, partially offset by planned run off of loans acquired from WFB, consisting of consumer mortgage and nonowner-occupied construction loans, and conversions to permanent loans upon completion of construction.

1-4 Family loans totaled $907.4 million at June 30, 2026, an increase of $531.1 million, or 141.2%, compared to $376.2 million at December 31, 2025. The increase in 1-4 family loans was primarily due to the acquisition of WFB. Substantially all of the 1-4 family loans acquired from WFB were consumer mortgage loans with an adjustable rate.

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

The consumer mortgage portfolio was approximately $849.0 million and $224.5 million at June 30, 2026 and December 31, 2025, respectively. The increase was due to the acquisition of WFB. Our consumer mortgage portfolio is included in the 1-4 family and construction and development categories. At June 30, 2026, the remaining loans in the construction and development category consisted primarily of commercial properties, and the remaining loans in the 1-4 family category consisted primarily of second mortgages, home equity loans, home equity lines of credit, and business purpose loans secured by 1-4 family residential real estate.

Nonowner-occupied loans totaled $512.5 million at June 30, 2026, an increase of $60.3 million, or 13.3%, compared to $452.1 million at December 31, 2025. The increase in nonowner-occupied loans was primarily due to the acquisition of WFB, organic growth and conversions of construction and development loans to nonowner-occupied loans upon completion of construction, partially offset by loan amortization.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2026 and December 31, 2025, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

The table below sets forth the balance of owner-occupied loans by industry based on NAICS code and nonowner-occupied loans by property type as of the dates presented (dollars in thousands).

	June 30, 2026		December 31, 2025
	Amount	Percentage of Total	Amount	Percentage of Total
Owner-occupied
Retail trade	$133,243	26%	$129,973	28%
Real estate	63,846	13	39,930	9
Wholesale trade	57,374	11	59,282	13
Healthcare and social assistance	40,815	8	42,522	9
Other services (except public administration)	35,433	7	32,147	7
Mining, quarrying, and oil and gas extraction	33,445	7	34,119	7
Accommodation and food services	33,051	6	30,884	7
Manufacturing	28,545	6	20,733	5
Construction	21,260	4	16,193	4
All other(1)	61,233	12	54,343	11
Total owner-occupied	$508,245	100%	$460,126	100%

Nonowner-occupied
Retail	$162,774	32%	$157,272	35%
Office	103,804	20	82,833	18
Healthcare	82,567	16	85,921	19
Warehouse	72,661	14	49,254	11
Hotel/motel	29,483	6	29,956	7
All other	61,194	12	46,906	10
Total nonowner-occupied	$512,483	100%	$452,142	100%

(1)	No individual category within “All other” represents more than 4% of total owner-occupied loans.

The following table reflects contractual loan maturities of loans in our loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range at June 30, 2026 (dollars in thousands). Adjustable-rate mortgage loans that we acquired in connection with our acquisition of WFB are reflected in the “Loans with variable rates” portion of the table; however, the rate of these loans is generally fixed for an initial period depending on the loan terms.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Mortgage loans on real estate:
Construction and development	$209,903	$38,331	$13,225	$340	$261,799
1-4 Family	31,177	84,581	45,179	746,448	907,385
Multifamily	27,969	97,758	5,768	12,739	144,234
Farmland	1,101	6,803	1,686	260	9,850
Commercial real estate
Owner-occupied	117,689	212,764	174,894	2,898	508,245
Nonowner-occupied	184,942	218,064	105,890	3,587	512,483
Commercial and industrial	372,142	175,178	155,880	79	703,279
Consumer	2,882	8,120	1,385	225	12,612
Total loans	$947,805	$841,599	$503,907	$766,576	$3,059,887

Loans with fixed rates:
Mortgage loans on real estate:
Construction and development	$108,188	$17,472	$3,738	$144	$129,542
1-4 Family	18,637	53,950	37,691	202,077	312,355
Multifamily	24,397	51,848	3,183	831	80,259
Farmland	453	5,509	534	—	6,496
Commercial real estate
Owner-occupied	20,896	145,015	161,234	—	327,145
Nonowner-occupied	114,863	184,771	84,883	156	384,673
Commercial and industrial	28,320	135,186	110,286	—	273,792
Consumer	2,662	7,922	1,247	80	11,911
Total loans with fixed rates	$318,416	$601,673	$402,796	$203,288	$1,526,173

Loans with variable rates:
Mortgage loans on real estate:
Construction and development	$101,715	$20,859	$9,487	$196	$132,257
1-4 Family	12,540	30,631	7,488	544,371	595,030
Multifamily	3,572	45,910	2,585	11,908	63,975
Farmland	648	1,294	1,152	260	3,354
Commercial real estate
Owner-occupied	96,793	67,749	13,660	2,898	181,100
Nonowner-occupied	70,079	33,293	21,007	3,431	127,810
Commercial and industrial	343,822	39,992	45,594	79	429,487
Consumer	220	198	138	145	701
Total loans with variable rates	$629,389	$239,926	$101,111	$563,288	$1,533,714

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowings. Investment securities represented 11.9% of our total assets and totaled $458.5 million at June 30, 2026, an increase of $39.7 million, or 9.5%, from $418.8 million at December 31, 2025. The increase in investment securities at June 30, 2026 compared to December 31, 2025 was driven primarily by a $16.7 million increase in obligations of the U.S. Treasury and U.S. government agencies and corporations, a $14.4 million increase in residential mortgage-backed securities and a $9.0 million increase in commercial mortgage-backed securities. Due in large part to higher interest rates and market volatility, net unrealized losses in our AFS investment securities portfolio totaled $48.0 million at June 30, 2026, compared to $45.4 million at December 31, 2025. For additional information, see Note 4. Investment Securities.

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

	June 30, 2026		December 31, 2025
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$35,418	7.7%	$18,751	4.5%
Obligations of state and political subdivisions	62,698	13.7	62,613	14.9
Corporate bonds	24,188	5.3	24,682	5.9
Residential mortgage-backed securities	263,673	57.5	249,247	59.5
Commercial mortgage-backed securities	72,566	15.8	63,520	15.2
Total	$458,543	100%	$418,813	100%

The investment portfolio consists of AFS and HTM securities. We do not hold any investments classified as trading. We classify debt securities as HTM if management has the positive intent and ability to hold the securities to maturity. HTM debt securities are stated at amortized cost. Securities not classified as HTM are classified as AFS and are stated at fair value. The carrying values of our AFS securities are adjusted for unrealized gains or losses not attributable to credit losses as valuation allowances, and any gains or losses are reported on an after-tax basis as a component of other comprehensive (loss) income. As of June 30, 2026, AFS securities comprised 90% of our total investment securities.

We perform a quarterly assessment to develop an estimate of expected credit losses on the investment portfolio, which considers the nature of the investments, credit ratings, current interest rate environment, the financial health of the issuer, ratings changes and outlook, explicit and implicit guarantees, and insurance programs, among other factors. The unrealized losses in obligations of state and political subdivisions were caused by interest rate changes. These securities generally benefit from stable, dedicated revenue sources and a legal framework that prioritizes bondholder payments, which significantly mitigates credit risk. The unrealized losses in mortgage-backed securities were caused by interest rate changes. These securities are either guaranteed by the U.S. government or by a government sponsored enterprise and are generally considered to be risk-free. We intend to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. We determined that the declines in the fair values of the AFS and HTM securities portfolio were not attributable to credit losses at June 30, 2026 and December 31, 2025. Accordingly, no ACL was recorded related to our investment securities.

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at June 30, 2026 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$—	—%	$2,037	4.10%	$7,255	5.90%	$36,100	7.17%
Residential mortgage-backed securities	—	—	—	—	—	—	1,825	3.15
Available for sale:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	6,014	3.92	4,438	5.34	25,065	4.16	409	4.21
Obligations of state and political subdivisions	29	2.99	5,793	2.60	5,387	2.51	7,649	3.56
Corporate bonds	500	3.00	11,708	4.93	12,448	4.47	750	7.68
Residential mortgage-backed securities	—	—	273	1.93	3,693	3.16	295,381	2.84
Commercial mortgage-backed securities	—	—	7,062	4.13	4,826	3.99	67,950	3.40
	$6,543		$31,311		$58,674		$410,064

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt securities are calculated based on amortized cost on a fully tax equivalent basis assuming a federal tax rate of 21%, when applicable.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at June 30, 2026 and December 31, 2025 (dollars in thousands).

	June 30, 2026		December 31, 2025
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$621,870	19.3%	$445,986	19.0%
Interest-bearing demand deposits	989,520	30.8	608,807	25.9
Money market deposits	362,317	11.3	255,500	10.9
Brokered demand deposits	—	—	2	—
Savings deposits	165,192	5.1	136,124	5.8
Brokered time deposits	62,900	2.0	204,069	8.7
Time deposits	1,012,087	31.5	699,761	29.7
Total deposits	$3,213,886	100%	$2,350,249	100%

Total deposits were $3.21 billion at June 30, 2026, an increase of $863.6 million, or 36.7%, compared to $2.35 billion at December 31, 2025. The increase in deposits was primarily the result of the acquisition of WFB, which increased total deposits $1.02 billion on January 1, 2026, consisting of $187.9 million and $835.5 million of noninterest-bearing deposits and interest-bearing deposits, respectively.

The increase in noninterest-bearing demand deposits, interest-bearing demand deposits, and money market deposits at June 30, 2026 compared to December 31, 2025 was primarily the result of the acquisition of WFB and organic growth. The increase in time deposits at June 30, 2026 compared to December 31, 2025 was primarily the result of the acquisition of WFB, partially offset by the run-off of higher yielding time deposits. Brokered time deposits decreased to $62.9 million at June 30, 2026 from $204.1 million at December 31, 2025. We utilize brokered time deposits, entirely in denominations of less than $250,000, to secure fixed cost funding and reduce short-term borrowings. At June 30, 2026, the balance of brokered time deposits remained below 10% of total assets, and the remaining weighted average duration was approximately four months with a weighted average rate of 3.78%.

At June 30, 2026, our estimated uninsured deposits were $1.10 billion, or approximately 34% of total deposits, compared to $793.2 million, or approximately 34% of our total deposits at December 31, 2025. The estimates are based on the same methodologies and assumptions used for our regulatory reporting requirements. The insured deposit data does not reflect an evaluation of all of the account ownership category distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

The following table shows scheduled maturities of time deposits in excess of the FDIC insurance limit of $250,000 at June 30, 2026 and December 31, 2025 (dollars in thousands).

	June 30, 2026	December 31, 2025
Time remaining until maturity:
Three months or less	$155,712	$103,130
Over three months through six months	84,992	60,840
Over six months through twelve months	107,019	62,241
Over twelve months	18,054	10,320
Total	$365,777	$236,531

Borrowings

At June 30, 2026, total borrowings included securities sold under agreements to repurchase, FHLB advances, subordinated debt issued in 2022, and junior subordinated debentures assumed through acquisitions.

We had $18.6 million of securities sold under agreements to repurchase at June 30, 2026 and $11.2 million at December 31, 2025.

Our advances from the FHLB were $136.0 million at June 30, 2026, an increase of $20.0 million compared to FHLB advances of $116.0 million at December 31, 2025. Based on original maturities, at June 30, 2026, $36.0 million were short-term and $100.0 million were long-term FHLB advances, compared to $36.0 million short-term and $80.0 million long-term FHLB advances at December 31, 2025. FHLB advances are used to fund new loan and investment activity that is not funded by deposits or other borrowings.

The main source of our short-term borrowings are advances from the FHLB. The rate charged for advances from the FHLB is directly tied to the Federal Reserve’s federal funds target rate. As of June 30, 2026, the federal funds target rate was 3.50% to 3.75%.

The average balances and cost of short-term borrowings for the three and six months ended June 30, 2026 and 2025 are summarized in the table below (dollars in thousands).

	Average Balances				Cost of Short-term Borrowings
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Federal funds purchased and short-term FHLB advances	$48,207	$20,989	$42,137	$29,731	3.82%	4.44%	3.83%	4.44%
Repurchase agreements	23,896	11,596	18,727	11,832	0.76	0.75	0.78	0.75
Total short-term borrowings	$72,103	$32,585	$60,864	$41,563	2.81%	3.13%	2.89%	3.39%

The following table sets forth certain information regarding securities sold under agreements to repurchase for the three and six months ended June 30, 2026 and 2025 (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Repurchase agreements:
Amount outstanding at period end	$18,575	$11,023	$18,575	$11,023
Average amount outstanding during the period	23,896	11,596	18,727	11,832
Maximum amount at any month end during the period	18,575	16,082	18,575	16,082
Weighted-average interest rate at period end	0.80%	0.75%	0.80%	0.75%
Weighted-average interest rate during period	0.76	0.75	0.78	0.75

The carrying value of the subordinated debt, which consists entirely of our 2032 Notes, was $16.8 million and $16.7 million at June 30, 2026 and December 31, 2025, respectively. The $23.0 million and $8.8 million in junior subordinated debt at June 30, 2026 and December 31, 2025, respectively, represented the junior subordinated debentures that we assumed through acquisitions. The increase in junior subordinated debt was due to the acquisition of WFB and consisted of $9.2 million of unsecured debt obligations due to trusts and a $5.0 million loan, which matures in October 2029, related to our Southlake corporate office. On January 1, 2026, we assumed WFB’s obligations on an unsecured basis with respect to a $10.0 million note to TIB, N.A. We repaid the note in full in January 2026.

For a description of the 2032 Notes, see our Annual Report, Part II. Item 7. “MD&A – Discussion and Analysis of Financial Condition – Borrowings – 2032 Notes” and Note 10 to the financial statements included in such report.

Stockholders’ Equity

Stockholders’ equity was $420.1 million at June 30, 2026, an increase of $119.1 million compared to December 31, 2025. The increase was primarily attributable to the acquisition of WFB, $21.5 million of net income for the six months ended June 30, 2026, partially offset by $3.2 million in dividends declared on common stock, $2.3 million for share repurchases, a $2.1 million increase in accumulated other comprehensive loss due to a decrease in the fair value of the Bank’s AFS securities portfolio, and $1.1 million in dividends declared on the Series A Preferred Stock.

Results of Operations

Performance Summary

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$9,472	$4,494	$21,496	$10,787
Net income available to common shareholders	8,944	4,494	20,440	10,787
Diluted earnings per common share	0.61	0.46	1.38	1.09

Performance Ratios
Return on average assets	0.98%	0.66%	1.11%	0.80%
Return on average common equity	9.19	7.07	10.64	8.66

Book value per common share	$28.29	$26.01	$28.29	$26.01

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

The primary factors affecting net interest margin are changes in interest rates, competition, and the shape of the interest rate yield curve. The Federal Reserve Board sets various benchmark rates, including the federal funds target rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. During 2025, beginning in September, the Federal Reserve reduced the federal funds target rate three times by 75 basis points on a cumulative basis to 3.50% to 3.75%, where it remained as of August 6, 2026. Accordingly, the prevailing federal funds target rate during the three and six months ended June 30, 2026 was lower than during the three and six months ended June 30, 2025. For additional discussion, see Certain Events That Affect Period-over-Period Comparability – Changing Inflation and Interest Rates.

Three months ended June 30, 2026 vs. three months ended June 30, 2025. Net interest income increased 70.3% to $33.4 million for the three months ended June 30, 2026 compared to $19.6 million for the same period in 2025. The increase was primarily due to a higher average balance of, and an increase in the yield on, the loan portfolio, partially offset by an increase in the average balance of interest-bearing demand deposits and time deposits. Average loans increased by $945.4 million for the three months ended June 30, 2026 primarily due to the acquisition of WFB, which, in addition to higher loan yields, resulted in a $16.6 million increase in interest income on loans compared to the same period in 2025. Average brokered time deposits were $73.5 million for the three months ended June 30, 2026 compared to $255.4 million during the three months ended June 30, 2025, which along with lower rates paid, resulted in a $2.3 million decrease in interest expense for the three months ended June 30, 2026 compared to the same period in 2025. Average interest-bearing demand deposits increased by $526.2 million, which, combined with an increase in rates, resulted in a $3.3 million increase in interest expense in the second quarter of 2026 compared to the same period in 2025. A higher average balance of time deposits partially offset by a decrease in rates paid on time deposits resulted in a $2.0 million increase in interest expense compared to the same period in 2025. Average noninterest-bearing deposits increased by $178.7 million. Our yield on interest-earning assets increased primarily due to an increase in the average balance of, and the yield on, the loan portfolio. Rates paid on interest-bearing liabilities decreased primarily as a result of the overall decrease in prevailing interest rates.

Interest income was $53.2 million for the three months ended June 30, 2026, compared to $35.4 million for the same period in 2025. Loan interest income made up substantially all of our interest income for the three months ended June 30, 2026 and 2025, although interest on investment securities contributed 8.5% of interest income during the second quarter of 2026 compared to 10.3% during the second quarter of 2025. The overall yield on interest-earning assets was 5.83% and 5.45% for the three months ended June 30, 2026 and 2025, respectively. The loan portfolio yielded 6.28% and 5.94% for the three months ended June 30, 2026 and 2025, respectively, while the yield on the investment portfolio was 3.52% for the three months ended June 30, 2026 compared to 3.22% for the three months ended June 30, 2025. The overall yield on interest-earning assets increased 38 basis points for the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025 and was primarily driven by a 34 basis point increase in the yield on the loan portfolio and a 30 basis point increase in the yield on the investment securities portfolio.

Interest expense was $19.8 million for the three months ended June 30, 2026, an increase of $4.0 million compared to interest expense of $15.7 million for the three months ended June 30, 2025. An increase in interest expense of $4.9 million resulted from an increase in the volume of interest-bearing liabilities, primarily interest-bearing demand deposits and time deposits. A decrease of $0.8 million resulted from the decrease in the cost of interest-bearing liabilities, primarily time deposits and brokered time deposits. Average interest-bearing liabilities increased by $789.9 million for the three months ended June 30, 2026 compared to the same period in 2025, while average interest-bearing deposits increased by $682.3 million, primarily due to an increase in average interest-bearing demand deposits and average time deposits. We increased rates on our interest-bearing demand deposits during the second quarter of 2026 compared to the second quarter of 2025 to attract and retain lower cost deposits relative to higher cost short-term borrowings and brokered time deposits, and the interest-bearing demand deposits acquired from WFB had a higher rate than legacy interest-bearing demand deposits. Average time deposits increased due to the acquisition of WFB; however, we reduced rates on our time deposits during the second quarter of 2026 compared to the second quarter of 2025 due to lower prevailing market interest rates. The cost of interest-bearing deposits decreased 34 basis points to 2.72% for the three months ended June 30, 2026 compared to 3.06% for the three months ended June 30, 2025 primarily as a result of a lower average balance of, and a decrease in rates paid on, brokered time deposits and a decrease in rates paid on time deposits, partially offset by a higher average balance of time deposits and a higher average balance of, and an increase in the rates paid on, interest-bearing demand deposits. The cost of interest-bearing liabilities decreased 31 basis points to 2.82% for the three months ended June 30, 2026 compared to 3.13% for the same period in 2025.

Net interest margin was 3.67% for the three months ended June 30, 2026, an increase of 64 basis points from 3.03% for the three months ended June 30, 2025. The increase in net interest margin was primarily driven by a 38 basis point increase in the yield on interest-earning assets and a 31 basis point decrease in the cost of interest-bearing liabilities.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended June 30, 2026 and 2025. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended June 30,
	2026			2025
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$3,049,671	$47,715	6.28%	$2,104,266	$31,140	5.94%
Securities:
Taxable	460,171	3,790	3.30	402,438	2,961	2.95
Tax-exempt	56,218	743	5.30	49,682	665	5.37
Interest-earning balances with banks	90,896	951	4.20	47,909	593	4.97
Total interest-earning assets	3,656,956	53,199	5.83	2,604,295	35,359	5.45
Cash and due from banks	31,886			26,185
Intangible assets	71,812			41,496
Other assets	154,580			95,142
Allowance for credit losses	(35,523)			(26,730)
Total assets	$3,879,711			$2,740,388
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$1,320,779	$7,707	2.34%	$794,603	$4,396	2.22%
Brokered demand deposits	88	1	3.82	980	11	4.50
Savings deposits	165,410	376	0.91	135,662	350	1.04
Brokered time deposits	73,462	706	3.86	255,374	2,999	4.71
Time deposits	1,019,011	8,706	3.43	709,855	6,700	3.79
Total interest-bearing deposits	2,578,750	17,496	2.72	1,896,474	14,456	3.06
Short-term borrowings(2)	72,103	504	2.81	32,585	254	3.13
Long-term debt	153,627	1,750	4.57	85,487	1,005	4.71
Total interest-bearing liabilities	2,804,480	19,750	2.82	2,014,546	15,715	3.13
Noninterest-bearing deposits	627,583			448,835
Other liabilities	27,114			22,101
Stockholders’ equity	420,534			254,906
Total liabilities and stockholders’ equity	$3,879,711			$2,740,388
Net interest income/net interest margin		$33,449	3.67%		$19,644	3.03%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods and are not presented on a tax equivalent basis. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Three months ended June 30, 2026 vs.
	Three months ended June 30, 2025
	Volume	Rate	Net(1)
Interest income:
Loans	$13,990	$2,585	$16,575
Securities:
Taxable	425	404	829
Tax-exempt	88	(10)	78
Interest-earning balances with banks	533	(175)	358
Total interest-earning assets	15,036	2,804	17,840
Interest expense:
Interest-bearing demand deposits	2,911	400	3,311
Brokered demand deposits	(10)	—	(10)
Savings deposits	77	(51)	26
Brokered time deposits	(2,136)	(157)	(2,293)
Time deposits	2,918	(912)	2,006
Short-term borrowings	308	(58)	250
Long-term debt	801	(56)	745
Total interest-bearing liabilities	4,869	(834)	4,035
Change in net interest income	$10,167	$3,638	$13,805

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

Six months ended June 30, 2026 vs. six months ended June 30, 2025. Net interest income increased 74.0% to $66.1 million for the six months ended June 30, 2026 compared to $38.0 million for the same period in 2025. The increase was primarily due to a higher average balance of, and an increase in the yield on, the loan portfolio, partially offset by an increase in the average balance of interest-bearing demand deposits and time deposits. Average loans increased by $966.1 million for the six months ended June 30, 2026 primarily due to the acquisition of WFB, which, in addition to higher loan yields, resulted in a $34.0 million increase in interest income on loans compared to the same period in 2025. Average brokered time deposits were $112.7 million for the six months ended June 30, 2026 compared to $253.8 million during the six months ended June 30, 2025, which along with lower rates paid, resulted in a $3.8 million decrease in interest expense for the six months ended June 30, 2026 compared to the same period in 2025. Average interest-bearing demand deposits increased by $522.1 million, which, combined with an increase in rates, resulted in a $6.9 million increase in interest expense in the six months ended June 30, 2026 compared to the same period in 2025. A higher average balance of time deposits partially offset by a decrease in rates paid on time deposits resulted in a $4.1 million increase in interest expense compared to the same period in 2025. Average noninterest-bearing deposits increased by $191.1 million. Our yield on interest-earning assets increased primarily due to an increase in the average balance of, and the yield on, the loan portfolio. Rates paid on interest-bearing liabilities decreased primarily as a result of the overall decrease in prevailing interest rates.

Interest income was $106.4 million for the six months ended June 30, 2026, compared to $69.8 million for the same period in 2025. Loan interest income made up substantially all of our interest income for the six months ended June 30, 2026 and 2025, although interest on investment securities contributed 8.1% of interest income during the six months ended June 30, 2026 compared to 10.0% during the six months ended June 30, 2025. The overall yield on interest-earning assets was 5.85% and 5.42% for the six months ended June 30, 2026 and 2025, respectively. The loan portfolio yielded 6.28% and 5.91% for the six months ended June 30, 2026 and 2025, respectively, while the yield on the investment portfolio was 3.48% for the six months ended June 30, 2026 compared to 3.16% for the six months ended June 30, 2025. The overall yield on interest-earning assets increased 43 basis points for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 and was primarily driven by a 37 basis point increase in the yield on the loan portfolio and a 32 basis point increase in the yield on the investment securities portfolio.

Interest expense was $40.3 million for the six months ended June 30, 2026, an increase of $8.5 million compared to interest expense of $31.8 million for the six months ended June 30, 2025. An increase in interest expense of $10.1 million resulted from an increase in the volume of interest-bearing liabilities, primarily interest-bearing deposits and time deposits. A decrease of $1.6 million resulted from the decrease in the cost of interest-bearing liabilities, primarily time deposits and brokered time deposits. Average interest-bearing liabilities increased by $801.3 million for the six months ended June 30, 2026 compared to the same period in 2025, while average interest-bearing deposits increased by $728.4 million, primarily due to an increase in average interest-bearing demand deposits and average time deposits. We increased rates on our interest-bearing demand deposits during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 to attract and retain lower cost deposits relative to higher cost short-term borrowings and brokered time deposits, and the interest-bearing demand deposits acquired from WFB had a higher rate than legacy interest-bearing demand deposits. Average time deposits increased due to the acquisition of WFB; however, we reduced rates on our time deposits during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to lower prevailing market interest rates. The cost of interest-bearing deposits decreased 31 basis points to 2.79% for the six months ended June 30, 2026 compared to 3.10% for the six months ended June 30, 2025 primarily as a result of a lower average balance of, and a decrease in rates paid on, brokered time deposits and a decrease in rates paid on time deposits, partially offset by a higher average balance of time deposits and a higher average balance of, and an increase in the rates paid on, interest-bearing demand deposits. The cost of interest-bearing liabilities decreased 30 basis points to 2.88% for the six months ended June 30, 2026 compared to 3.18% for the same period in 2025.

Net interest margin was 3.63% for the six months ended June 30, 2026, an increase of 68 basis points from 2.95% for the six months ended June 30, 2025. The increase in net interest margin was primarily driven by a 43 basis point increase in the yield on interest-earning assets and a 30 basis point decrease in the cost of interest-bearing liabilities.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the six months ended June 30, 2026 and 2025. Averages presented in the table below are daily averages (dollars in thousands).

	Six months ended June 30,
	2026			2025
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense(1)	Yield/ Rate(1)	Balance	Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$3,072,666	$95,669	6.28%	$2,106,572	$61,692	5.91%
Securities:
Taxable	444,435	7,162	3.25	395,029	5,640	2.88
Tax-exempt	56,427	1,484	5.30	50,218	1,336	5.37
Interest-earning balances with banks	97,138	2,088	4.34	45,736	1,125	4.96
Total interest-earning assets	3,670,666	106,403	5.85	2,597,555	69,793	5.42
Cash and due from banks	32,423			26,155
Intangible assets	74,630			41,563
Other assets	153,951			94,569
Allowance for credit losses	(36,703)			(26,708)
Total assets	$3,894,967			$2,733,134
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$1,305,227	$15,378	2.38%	$783,176	$8,475	2.18%
Brokered demand deposits	44	1	3.82	4,725	105	4.47
Savings deposits	165,493	737	0.90	134,906	702	1.05
Brokered time deposits	112,657	2,213	3.96	253,834	6,031	4.79
Time deposits	1,037,048	17,877	3.48	715,478	13,783	3.88
Total interest-bearing deposits	2,620,469	36,206	2.79	1,892,119	29,096	3.10
Short-term borrowings(2)	60,864	872	2.89	41,563	699	3.39
Long-term debt	139,141	3,216	4.66	85,469	2,009	4.74
Total interest-bearing liabilities	2,820,474	40,294	2.88	2,019,151	31,804	3.18
Noninterest-bearing deposits	630,593			439,509
Other liabilities	26,054			23,218
Stockholders’ equity	417,846			251,256
Total liabilities and stockholders’ equity	$3,894,967			$2,733,134
Net interest income/net interest margin		$66,109	3.63%		$37,989	2.95%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods and are not presented on a tax equivalent basis. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Six months ended June 30, 2026 vs.
	Six months ended June 30, 2025
	Volume	Rate	Net(1)
Interest income:
Loans	$28,292	$5,685	$33,977
Securities:
Taxable	706	816	1,522
Tax-exempt	165	(17)	148
Interest-earning balances with banks	1,265	(302)	963
Total interest-earning assets	30,428	6,182	36,610
Interest expense:
Interest-bearing demand deposits	5,649	1,254	6,903
Brokered demand deposits	(104)	—	(104)
Savings deposits	159	(124)	35
Brokered time deposits	(3,354)	(464)	(3,818)
Time deposits	6,195	(2,101)	4,094
Short-term borrowings	325	(152)	173
Long-term debt	1,262	(55)	1,207
Total interest-bearing liabilities	10,132	(1,642)	8,490
Change in net interest income	$20,296	$7,824	$28,120

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

Noninterest Income

We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.

The following table illustrates the primary components of noninterest income for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025 (dollars in thousands).

	Three months ended June 30,		Increase (Decrease)		Six months ended June 30,		Increase (Decrease)
	2026	2025	$	%	2026	2025	$	%
Noninterest income:
Service charges on deposit accounts	$933	$788	$145	18.4%	$1,889	$1,583	$306	19.3%
Gain on call or sale of investment securities, net	12	—	12	—	12	—	12	—
Loss on sale or disposition of bank premises and equipment, net	—	—	—	—	—	(3)	3	100.0
Gain (loss) on sale of other real estate owned, net	4	29	(25)	(86.2)	(80)	29	(109)	(375.9)
Gain on sale of loans	—	—	—	—	26	—	26	—
Interchange fees	524	401	123	30.7	1,083	791	292	36.9
Income from BOLI	696	476	220	46.2	1,360	924	436	47.2
Change in the fair value of equity securities	177	53	124	234.0	307	(23)	330	1,434.8
Other operating income	752	879	(127)	(14.4)	1,481	1,336	145	10.9
Total noninterest income	$3,098	$2,626	$472	18.0%	$6,078	$4,637	$1,441	31.1%

Three months ended June 30, 2026 vs. three months ended June 30, 2025. Total noninterest income increased $0.5 million, or 18.0%, to $3.1 million for the three months ended June 30, 2026 compared to $2.6 million for the three months ended June 30, 2025. The increase in noninterest income was primarily attributable to a $0.2 million increase in income from BOLI, a $0.1 million increase in interchange fees, a $0.1 million increase in service charges on deposit accounts, a $0.1 million increase in change in fair value of equity securities, partially offset by a $0.1 million decrease in other operating income. The increases were primarily related to the acquisition of WFB on January 1, 2026. The decrease in other operating income was primarily attributable to $0.3 million of income from insurance proceeds received for damages to a property recorded in other real estate owned in the second quarter of 2025, partially offset by a $0.1 million increase in distributions from other investments and a $0.1 million increase in wealth management income.

Six months ended June 30, 2026 vs. six months ended June 30, 2025. Total noninterest income increased $1.4 million, or 31.1%, to $6.1 million for the six months ended June 30, 2026 compared to $4.6 million for the six months ended June 30, 2025. The increase in noninterest income was primarily attributable to a $0.4 million increase in income from BOLI, a $0.3 million increase in interchange fees, a $0.3 million increase in service charges on deposit accounts, a $0.3 million increase in change in fair value of equity securities and a $0.1 million increase in other operating income. The increases were primarily related to the acquisition of WFB on January 1, 2026. The increase in other operating income was primarily attributable to a $0.2 million increase in distributions from other investments and a $0.2 million increase in wealth management income, partially offset by $0.3 million of income from insurance proceeds received for damages to a property recorded in other real estate owned in the second quarter of 2025.

Noninterest Expense

Noninterest expense includes salaries and employee benefits and other costs associated with the conduct of our operations. Our goal is to manage our costs within the framework of our operating strategy of generating consistent, quality earnings.

The following table illustrates the primary components of noninterest expense for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025 (dollars in thousands).

	Three months ended June 30,		Increase (Decrease)		Six months ended June 30,		Increase (Decrease)
	2026	2025	$	%	2026	2025	$	%
Noninterest expense:
Depreciation and amortization	$1,333	$710	$623	87.7%	$2,677	$1,431	$1,246	87.1%
Salaries and employee benefits	13,430	10,257	3,173	30.9	26,377	19,860	6,517	32.8
Occupancy	955	675	280	41.5	1,943	1,316	627	47.6
Data processing	1,223	914	309	33.8	2,437	1,811	626	34.6
Marketing	130	112	18	16.1	229	223	6	2.7
Professional fees	924	468	456	97.4	1,723	1,059	664	62.7
Acquisition expense	2,582	182	2,400	1,318.7	4,310	341	3,969	1,163.9
Other operating expenses	4,087	3,382	705	20.8	7,807	6,897	910	13.2
Total noninterest expense	$24,664	$16,700	$7,964	47.7%	$47,503	$32,938	$14,565	44.2%

Three months ended June 30, 2026 vs. three months ended June 30, 2025. Total noninterest expense was $24.7 million for the three months ended June 30, 2026, an increase of $8.0 million, or 47.7%, compared to the same period in 2025. The increase was primarily driven by a $3.2 million increase in salaries and employee benefits, a $2.4 million increase in acquisition expense, a $0.6 million increase in depreciation and amortization, a $0.5 million increase in professional fees, a $0.3 million increase in occupancy, a $0.3 million increase in data processing and a $0.7 million increase in other operating expense. The increases were primarily related to the acquisition of WFB on January 1, 2026. The increase in other operating expense was primarily attributable to a $0.4 million increase in branch services, a $0.2 million increase in FDIC assessments, a $0.2 million increase in software expense and a $0.1 million increase in telecommunications expense, partially offset by a $0.2 million decrease in other real estate expense and a $0.1 million decrease in bank shares taxes.

Six months ended June 30, 2026 vs. six months ended June 30, 2025. Total noninterest expense was $47.5 million for the six months ended June 30, 2026, an increase of $14.6 million, or 44.2%, compared to the same period in 2025. The increase was primarily driven by a $6.5 million increase in salaries and employee benefits, a $4.0 million increase in acquisition expense, a $1.2 million increase in depreciation and amortization, a $0.6 million increase in occupancy, a $0.6 million increase in data processing and a $0.9 million increase in other operating expense. The increases were primarily related to the acquisition of WFB on January 1, 2026. The increase in other operating expense was primarily attributable to a $0.4 million increase in FDIC assessments, a $0.3 million increase in software expense, a $0.2 million increase in telecommunications expense and $0.2 million increase in office supplies and postage, partially offset by a $0.2 million decrease in bank shares taxes.

Income Tax Expense

Income tax expense for the three months ended June 30, 2026 and 2025 was $2.1 million and $0.9 million, respectively. The effective tax rate for the three months ended June 30, 2026 and 2025 was 18.4% and 17.2%, respectively. Income tax expense for the six months ended June 30, 2026 and 2025 was $5.0 million and $2.4 million, respectively. The effective tax rate for the six months ended June 30, 2026 and 2025 was 18.9% and 17.9%, respectively.

For the three months and six months ended June 30, 2026 and 2025, the effective tax rate differed from the statutory tax rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI.

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

At June 30, 2026 and December 31, 2025, there were no loans classified as Loss, while there were $23,000 and no loans, respectively, classified as Doubtful, $51.1 million and $38.1 million, respectively, of loans classified as Substandard, and $9.2 million and $9.7 million, respectively, of loans classified as Special Mention.

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

Allowance for Credit Losses. We account for the ACL in accordance with ASC 326, which uses the CECL accounting methodology. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired and be adjusted each period through a provision for credit losses for changes in the expected lifetime credit losses. The ACL was $36.3 million and $26.3 million at June 30, 2026 and December 31, 2025, respectively. On January 1, 2026, we recorded an $11.7 million ACL due to the acquisition of WFB.

We maintain a separate ACL on unfunded loan commitments, which is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The ACL is generally increased by the provision for credit losses and decreased by charge-offs, net of recoveries.

The provision for credit losses for the three months ended June 30, 2026 was primarily due to adjustments to qualitative factors, partially offset by a decrease in total loans. The reversal of credit losses for the six months ended June 30, 2026 was primarily due to a decrease in total loans during the period, changes in the economic forecast and the completion of our CECL allowance model recalibration. The provision for credit losses for the three months ended June 30, 2025 was primarily due to changes in the economic forecast and loan mix. The reversal of credit losses for the six months ended June 30, 2025 was primarily due to a $3.3 million recovery during the first quarter of 2025 of loans previously charged off as a result of a property insurance settlement related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

Periodically, we complete a CECL allowance model recalibration. This process, which was completed in the first quarter of 2026, includes peer group analysis, updates to our probability of default and loss-given default models, including prepayment and curtailment assumptions, and qualitative factor scorecard ranges, as needed. The changes resulting from the model recalibration reduced the ACL by approximately $3.0 million and $0.5 million during the six months ended June 30, 2026 and 2025, respectively.

Refer to Note 1. Summary of Significant Accounting Policies – Allowance for Credit Losses in our Annual Report for further discussion of our ACL accounting policy.

The following table presents the allocation of the ACL by loan category and the percentage of loans in each loan category to total loans as of the dates indicated (dollars in thousands).

	June 30, 2026		December 31, 2025
	Allowance for Credit Losses	% of Loans in each Category to Total Loans	Allowance for Credit Losses	% of Loans in each Category to Total Loans
Mortgage loans on real estate:
Construction and development	$1,609	8.6%	$1,327	6.8%
1-4 Family	16,126	29.7	6,053	17.3
Multifamily	1,186	4.7	1,814	6.0
Farmland	10	0.3	6	0.2
Commercial real estate	9,017	33.3	11,388	41.9
Commercial and industrial	8,182	23.0	5,680	27.4
Consumer	121	0.4	81	0.4
Total	$36,251	100%	$26,349	100%

The following table presents the amount of the ACL allocated to each loan category as a percentage of total loans as of the dates indicated.

	June 30, 2026	December 31, 2025
Mortgage loans on real estate:
Construction and development	0.05%	0.06%
1-4 Family	0.53	0.28
Multifamily	0.04	0.08
Farmland	0.00	0.00
Commercial real estate	0.29	0.52
Commercial and industrial	0.27	0.26
Consumer	0.00	0.01
Total	1.18%	1.21%

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

The table below reflects the activity in the ACL and key ratios for the periods indicated (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Allowance at beginning of period	$35,985	$26,435	$26,349	$26,721
ACL on PCD loans at acquisition	—	—	143	—
ACL on PSL loans at acquisition	—	—	11,559	—
Provision for (reversal of) credit losses on loans(1)	374	172	(1,428)	(3,523)
Net (charge-offs) recoveries	(108)	13	(372)	3,422
Allowance at end of period	$36,251	$26,620	$36,251	$26,620
Total loans - period end	3,059,887	2,106,355	3,059,887	2,106,355
Nonaccrual loans - period end	18,462	7,453	18,462	7,453

Key ratios:
Allowance for credit losses to total loans - period end	1.18%	1.26%	1.18%	1.26%
Allowance for credit losses to nonaccrual loans - period end	196.4%	357.2%	196.4%	357.2%
Nonaccrual loans to total loans - period end	0.60%	0.35%	0.60%	0.35%

(1)	For the three months ended June 30, 2026, the $0.3 million provision for credit losses on the consolidated statement of income includes a $0.4 million provision for credit losses on loans and a $0.1 million reversal of credit losses on unfunded loan commitments. For the six months ended June 30, 2026, the $1.8 million reversal of credit losses on the consolidated statement of income includes a $1.4 million reversal of credit losses on loans and a $0.4 million reversal of credit losses on unfunded loan commitments. For the three months ended June 30, 2025, the $0.1 million provision for credit losses on the consolidated statement of income includes a $0.2 million provision for credit losses on loans and a $31,000 reversal of credit losses on unfunded loan commitments. For the six months ended June 30, 2025, the $3.5 million reversal of credit losses on the consolidated statement of income includes a $3.5 million reversal of credit losses on loans and a $68,000 provision for credit losses on unfunded loan commitments.

The ACL to total loans decreased to 1.18% at June 30, 2026 compared to 1.26% at June 30, 2025, and the ACL to nonaccrual loans ratio decreased to 196.4% at June 30, 2026 compared to 357.2% at June 30, 2025. The decrease in the ACL to total loans compared to June 30, 2025 was primarily due to the completion of our CECL allowance model recalibration and changes in the economic forecast. The decrease in ACL to nonaccrual loans compared to June 30, 2025 was primarily due to an increase in nonaccrual loans. Nonaccrual loans were $18.5 million, or 0.60% of total loans, at June 30, 2026, an increase of $11.0 million compared to $7.5 million, or 0.35% of total loans, at June 30, 2025. The increase in nonaccrual loans was primarily attributable to the downgrade of one primarily owner-occupied commercial real estate relationship totaling $6.6 million, one construction and development relationship totaling $1.6 million and loans acquired from WFB totaling $1.2 million.

The following table presents the allocation of net (charge-offs) recoveries by loan category for the periods indicated (dollars in thousands).

	Three months ended June 30,
	2026			2025
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans
Mortgage loans on real estate:
Construction and development	$—	$276,325	—%	$—	$133,104	—%
1-4 Family	(37)	915,812	0.00	80	391,490	(0.02)
Multifamily	—	135,020	—	—	102,999	—
Farmland	—	9,975	—	1	6,242	(0.02)
Commercial real estate	(123)	1,026,014	0.01	8	943,943	(0.00)
Commercial and industrial	88	673,712	(0.01)	(64)	516,705	0.01
Consumer	(36)	12,813	0.28	(12)	9,783	0.12
Total	$(108)	$3,049,671	0.00%	$13	$2,104,266	(0.00)%

	Six months ended June 30,
	2026			2025
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans
Mortgage loans on real estate:
Construction and development	$—	$284,873	—%	$1	$139,907	(0.00)%
1-4 Family	(96)	923,679	0.01	65	392,819	(0.02)
Multifamily	—	132,606	—	—	98,392	—
Farmland	—	9,167	—	1	6,569	(0.02)
Commercial real estate	(123)	1,044,718	0.01	3,322	942,653	(0.35)
Commercial and industrial	(83)	664,379	0.01	67	516,103	(0.01)
Consumer	(70)	13,244	0.53	(34)	10,129	0.34
Total	$(372)	$3,072,666	0.01%	$3,422	$2,106,572	(0.16)%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses on loans. Net charge-offs include recoveries of amounts previously charged off. For the three months ended June 30, 2026, net charge-offs were $0.1 million, or less than 0.01%, of the average loan balance for the period. For the six months ended June 30, 2026, net charge-offs were $0.4 million, or 0.01%, of the average loan balance for the period. For the three months ended June 30, 2025, net recoveries were $13,000, or less than 0.01%, of the average loan balance for the period. For the six months ended June 30, 2025, net recoveries were $3.4 million, or 0.16%, of the average loan balance for the period. Net recoveries during the six months ended June 30, 2025 were primarily the result of a property insurance settlement related to a loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

Management believes the ACL at June 30, 2026 is sufficient to provide adequate protection against losses in our portfolio. However, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This ACL may prove to be inadequate due to many factors, including those set forth in Part I. Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in the Company’s Annual Report. These factors could cause deterioration in credit quality that could lead us to increase our ACL in future periods. Our results of operations and financial condition could be materially adversely affected to the extent that the ACL is insufficient to cover such changes or events.

Nonperforming Assets. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due and accruing. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal and interest is delinquent for 90 days or more. Additionally, management may elect to continue the accrual when the estimated net available value of collateral is sufficient to cover the principal balance and accrued interest. It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period of repayment performance by the borrower. Nonperforming loans were $19.4 million, or 0.63% of total loans, at June 30, 2026, an increase of $10.1 million compared to $9.3 million, or 0.43% of total loans, at December 31, 2025. The increase in nonperforming loans compared to December 31, 2025 was primarily attributable to the downgrade of one primarily owner-occupied commercial real estate relationship totaling $6.6 million, one construction and development relationship totaling $1.6 million and loans acquired from WFB totaling $1.2 million.

Loan Modifications to Borrowers Experiencing Financial Difficulty. Occasionally, we modify loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the six months ended June 30, 2026 and 2025, we did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

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

For the six months ended June 30, 2026, additions to other real estate owned were $2.4 million, which were driven by transfers of a $1.3 million owner-occupied commercial real estate loan and 1-4 family loans to other real estate owned. Other real estate owned with a cost basis of $0.2 million and $0.9 million was sold during the three and six months ended June 30, 2026, respectively, resulting in a gain of $4,000 and a loss of $0.1 million for the respective periods. Other real estate owned with a cost basis of $0.2 million was sold during the three and six months ended June 30, 2025, resulting in a gain of $29,000 for the periods. During the three and six months ended June 30, 2026, we recorded a $0.1 million write-down of other real estate owned related to a former branch location based on a third-party appraisal. During the three and six months ended June 30, 2025, we recorded $0.3 million of write-downs of other real estate owned related to a property that was part of the loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida and a former branch location based on a third-party appraisal.

At June 30, 2026, approximately $2.1 million of loans secured by 1-4 family residential property were in the process of foreclosure.

The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	June 30, 2026	December 31, 2025
1-4 Family	$860	$736
Commercial real estate	3,887	2,638
Total other real estate owned	$4,747	$3,374

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Six months ended June 30,
	2026	2025
Balance, beginning of period	$3,374	$5,218
Additions	2,367	951
Sales of other real estate owned	(919)	(244)
Write-downs	(75)	(296)
Balance, end of period	$4,747	$5,629

Swap Contracts. The Company enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges, and changes in fair value are recognized through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings. The Company did not recognize any net impact in other income resulting from fair value adjustments during the three and six months ended June 30, 2026 and 2025. At June 30, 2026 and December 31, 2025, we had notional amounts of $158.3 million and $180.8 million, respectively, in interest rate swap contracts with customers and $158.3 million and $180.8 million, respectively, in offsetting interest rate swap contracts with other financial institutions. At June 30, 2026 and December 31, 2025, the fair value of the swap contracts consisted of gross assets of $11.5 million and $11.7 million, respectively, and gross liabilities of $11.5 million and $11.7 million, respectively, recorded in “Other assets” and “Accrued taxes and other liabilities,” respectively, in the accompanying consolidated balance sheets. For additional information, see Note 9. Derivative Financial Instruments.

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, four to six months, seven to twelve months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At June 30, 2026, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of June 30, 2026
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income(1)
+300	(2.7)%
+200	(1.8)%
+100	(0.8)%
-100	1.5%
-200	3.0%
-300	4.5%

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

Our core deposits, which are deposits excluding brokered demand deposits, brokered time deposits, and time deposits greater than $250,000, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At June 30, 2026 and December 31, 2025, 71% and 68%, respectively, of our total assets were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through interest payments, principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. At June 30, 2026, 90% of our investment securities portfolio was classified as AFS, and we had gross unrealized losses in our AFS investment securities portfolio of $48.6 million and gross unrealized gains of $0.6 million. The sale of securities in a loss position would cause us to record a loss on sale of investment securities in noninterest income in the period during which the securities were sold. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At June 30, 2026, securities with a carrying value of $125.2 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $75.6 million in pledged securities at December 31, 2025.

Other sources available for meeting liquidity needs include advances from the FHLB, repurchase agreements and other borrowings. FHLB advances may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At June 30, 2026, the balance of our outstanding advances with the FHLB was $136.0 million, consisting of $36.0 million short-term and $100.0 million long-term advances based on original maturities, an increase of $20.0 million, compared to $116.0 million, consisting of $36.0 million short-term and $80.0 million long-term advances based on original maturities, at December 31, 2025. The total amount of remaining credit available to us from the FHLB at June 30, 2026 was $1.06 billion. At June 30, 2026, our FHLB borrowings were collateralized by a blanket pledge of certain loans totaling approximately $1.35 billion.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $18.6 million of repurchase agreements outstanding at June 30, 2026 and $11.2 million at December 31, 2025.

We maintain unsecured lines of credit with correspondent banks totaling $75.0 million. These lines of credit are federal funds lines of credit and are used for overnight borrowing only. The lines of credit mature at various times within the next year. There were no outstanding balances on our unsecured lines of credit at June 30, 2026 and December 31, 2025.

At June 30, 2026, we held $72.3 million of cash and cash equivalents and maintained approximately $1.06 billion of available funding from FHLB advances and maintained $75.0 million in unsecured lines of credit with correspondent banks. Cash and cash equivalents and available funding represent 110% of uninsured deposits of $1.10 billion at June 30, 2026.

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

In addition, at June 30, 2026 and December 31, 2025, we had $17.0 million in aggregate principal amount of subordinated debt outstanding, consisting entirely of our 2032 Notes. For additional information on our 2032 Notes, see our Annual Report, Part II. Item 7. “MD&A – Discussion and Analysis of Financial Condition – Borrowings” and Note 10 to the financial statements included in such report.

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

At June 30, 2026, we held $62.9 million of brokered time deposits and no brokered demand deposits as defined for federal regulatory purposes. At December 31, 2025, we held $204.1 million of brokered time deposits and de minimis brokered demand deposits as defined for federal regulatory purposes. We utilize brokered time deposits to secure fixed cost funding and reduce short-term borrowings. We utilize brokered demand deposits when pricing is more favorable than other short-term borrowings. We hold QwickRate® deposits, included in our time deposit balances, which we obtain through a qualified network, to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. We held $11.0 million and $11.3 million of QwickRate® deposits at June 30, 2026 and December 31, 2025, respectively.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three and six months ended June 30, 2026 and 2025.

	Percentage of Total Average Deposits and Borrowed Funds				Cost of Funds
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Noninterest-bearing demand deposits	18%	18%	18%	18%	—%	—%	—%	—%
Interest-bearing demand deposits	39	32	38	32	2.34	2.22	2.38	2.18
Brokered demand deposits	—	—	—	—	3.82	4.50	3.82	4.47
Savings accounts	5	6	5	6	0.91	1.04	0.90	1.05
Brokered time deposits	2	10	3	10	3.86	4.71	3.96	4.79
Time deposits	30	29	30	29	3.43	3.79	3.48	3.88
Short-term borrowings	2	1	2	2	2.81	3.13	2.89	3.39
Long-term borrowed funds	4	4	4	3	4.57	4.71	4.66	4.74
Total deposits and borrowed funds	100%	100%	100%	100%	2.31%	2.56%	2.35%	2.61%

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

During the three and six months ended June 30, 2026, we paid $1.5 million and $2.6 million, respectively, in dividends on our common stock compared to $1.0 million and $2.1 million, for the three and six months ended June 30, 2025, respectively. We declared dividends on our common stock of $0.12 and $0.23 per common share during the three and six months ended June 30, 2026, respectively, compared to dividends of $0.11 and $0.215 per common share during the three and six months ended June 30, 2025, respectively.

During the three and six months ended June 30, 2026, we paid $0.5 million and $1.1 million, respectively, in dividends on our Series A Preferred Stock compared to none during the three and six months ended June 30, 2025. We declared dividends on our Series A Preferred Stock of $16.25 and $32.50 per share during the three and six months ended June 30, 2026, respectively, compared to none during the three and six months ended June 30, 2025.

Our Board has authorized a share repurchase program, and at June 30, 2026, we had 300,741 shares of our common stock remaining authorized for repurchase under the program. During the three months ended June 30, 2026, we paid $0.8 million to repurchase 27,235 shares of common stock compared to $0.6 million to repurchase 36,065 shares of common stock during the three months ended June 30, 2025. During the six months ended June 30, 2026, we paid $2.3 million to repurchase 80,655 shares of common stock compared to $1.3 million to repurchase 71,057 shares of common stock during the six months ended June 30, 2025. The aggregate purchase price does not include the effect of excise tax incurred on net share repurchases.

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

The Company and the Bank each were in compliance with all regulatory capital requirements at June 30, 2026 and December 31, 2025. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement for Bank to be Well Capitalized Under Prompt Corrective Action Rules
	Amount	Ratio	Amount	Ratio
June 30, 2026
Investar Holding Corporation:
Tier 1 leverage capital	$408,120	10.56%	$—	—%
Common equity tier 1 capital	359,267	11.68	—	—
Tier 1 capital	408,120	13.27	—	—
Total capital	460,840	14.99	—	—
Investar Bank:
Tier 1 leverage capital	414,439	10.75	192,840	5.00
Common equity tier 1 capital	414,439	13.51	199,380	6.50
Tier 1 capital	414,439	13.51	245,391	8.00
Total capital	450,400	14.68	306,738	10.00

December 31, 2025
Investar Holding Corporation:
Tier 1 leverage capital	$305,810	10.73%	$—	—%
Common equity tier 1 capital	265,957	11.18	—	—
Tier 1 capital	305,810	12.85	—	—
Total capital	348,943	14.66	—	—
Investar Bank:
Tier 1 leverage capital	308,528	10.85	142,230	5.00
Common equity tier 1 capital	308,528	13.00	154,291	6.50
Tier 1 capital	308,528	13.00	189,897	8.00
Total capital	334,923	14.11	237,371	10.00

Off-Balance Sheet Transactions

Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The credit risk associated with these commitments is evaluated in a manner similar to the ACL. The ACL on unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets and was $0.2 million and $0.4 million at June 30, 2026 and December 31, 2025, respectively.

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

	June 30, 2026	December 31, 2025
Loan commitments	$468,484	$431,795
Standby letters of credit	6,955	5,436

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at June 30, 2026, the Company had unfunded commitments of $1.4 million for its investment in SBIC qualified funds and other investment funds.

For the six months ended June 30, 2026 and for the year ended December 31, 2025, except as disclosed herein and in the Company’s Annual Report, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Lease Obligations

The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.

The following table presents, as of June 30, 2026, contractually obligated lease payments due under non-cancelable operating leases by payment date (dollars in thousands).

Less than one year	$659
One to three years	1,295
Three to five years	893
Over five years	25
Total	$2,872

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2025 are set forth in the Company’s Annual Report in the section captioned “MD&A – Risk Management.” Please refer to the information in Item 2. “MD&A – Risk Management” in this report for additional information about the Company’s market risk for the six months ended June 30, 2026; except as discussed therein, there have been no material changes in the Company’s market risk since December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended June 30, 2026.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Still Be Purchased Under the Plans or Programs(3)
April 1, 2026 - April 30, 2026	41,181	$27.54	11,135	316,841
May 1, 2026 - May 31, 2026	11,279	27.73	11,100	305,741
June 1, 2026 - June 30, 2026	5,000	27.93	5,000	300,741
	57,460	$27.59	27,235	300,741

(1)	Includes 30,255 shares of common stock surrendered to cover the payroll taxes due upon the vesting of RSUs.
(2)	The average price paid per share does not include the effect of excise tax expense incurred on net stock repurchases.
(3)	The Company has had a share repurchase program, which has no expiration date, since 2015. On July 19, 2023 and September 21, 2022, the Board approved an additional 350,000 shares and 300,000 shares, respectively, of the Company’s common stock for repurchase under the share repurchase program. As of June 30, 2026, the Company had 300,741 shares remaining available under the program.

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

Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended  June 30, 2026.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1*	Agreement and Plan of Merger, dated July 1, 2025, by and among Investar Holding Corporation and Wichita Falls Bancshares, Inc.(1)

3.1	Composite Articles of Incorporation of Investar Holding Corporation(2)

3.2	Amended and Restated By-laws of Investar Holding Corporation(3)

4.1	Specimen Common Stock Certificate(4)

4.2	Specimen certificate representing Series A Non-Cumulative Perpetual Convertible Preferred Stock(5)

4.3	Indenture, dated April 6, 2022, by and among Investar Holding Corporation and UMB Bank, National Association, as trustee(6)

4.4	Form of 5.125% Fixed-to-Floating Rate Subordinated Note due 2032(7)

10.1**	Employment Agreement, dated as of July 17, 2026, by and between Investar Bank, National Association and Linda M. Crochet

10.2**	Employment Agreement, dated as of July 17, 2026, by and between Investar Bank, National Association and Jeffrey W. Martin

10.3**	Salary Continuation Agreement, dated as of July 17, 2026, by and between Investar Bank, National Association and Linda M. Crochet

10.4**	Salary Continuation Agreement, dated as of July 17, 2026, by and between Investar Bank, National Association and Jeffrey W. Martin

10.5**	Second Amended and Restated Investar Holding Corporation 2017 Long-Term Incentive Compensation Plan(8)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)	Filed as exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 1, 2025 and incorporated herein by reference.
(2)	Filed as exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 6, 2025 and incorporated herein by reference.
(3)	Filed as exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.
(4)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(5)	Filed as exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 1, 2025 and incorporated herein by reference.
(6)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.
(7)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.
(8)	Filed as exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 22, 2026 and incorporated herein by reference.

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

INVESTAR HOLDING CORPORATION

Date: August 6, 2026	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	/s/ John R. Campbell
John R. Campbell
Chief Financial Officer
(Principal Financial Officer)