Form 10-Q
period 2026-09-30
Investar Holding Corp
filed 2026-11-05
CIK 1602658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________

FORM 10-Q

_____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date, is as follows: Common stock, $1.00 par value, 13,731,799 shares outstanding as of November 3, 2026.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVESTAR HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and due from banks	$31,763	$26,606
Interest-bearing balances due from other banks	25,364	14,899
Cash and cash equivalents	57,127	41,505

Available for sale securities at fair value (amortized cost of $480,042 and $416,002, respectively)	412,643	370,614
Held to maturity securities at amortized cost (fair value of $47,841 and $50,540, respectively)	47,039	48,199
Loans	3,066,808	2,175,973
Less: allowance for credit losses	(36,110)	(26,349)
Loans, net	3,030,698	2,149,624
Equity securities at fair value	4,359	3,354
Nonmarketable equity securities	23,622	17,021
Bank premises and equipment, net of accumulated depreciation of $25,925 and $23,836, respectively	57,383	39,534
Other real estate owned, net	4,034	3,374
Accrued interest receivable	19,339	14,289
Deferred tax asset	19,552	14,050
Goodwill and other intangible assets, net	73,468	41,184
Bank owned life insurance	91,989	69,188
Other assets	25,566	21,112
Total assets	$3,866,819	$2,833,048

LIABILITIES
Deposits:
Noninterest-bearing	$639,188	$445,986
Interest-bearing	2,541,583	1,904,263
Total deposits	3,180,771	2,350,249
Advances from Federal Home Loan Bank	184,500	116,000
Repurchase agreements	10,444	11,183
Subordinated debt, net of unamortized issuance costs	16,769	16,738
Junior subordinated debt	22,968	8,830
Accrued taxes and other liabilities	37,397	28,975
Total liabilities	3,452,849	2,531,975

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share; 5,000,000 shares authorized; 6.5% Series A Non-Cumulative Perpetual Convertible Preferred Stock; 32,500 shares ($1,000 liquidation preference) issued and outstanding at September 30, 2026 and December 31, 2025	30,353	30,353
Common stock, $1.00 par value per share; 40,000,000 shares authorized; 13,753,007 and 9,798,948 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	13,753	9,799
Surplus	245,819	146,133
Retained earnings	177,259	150,510
Accumulated other comprehensive loss	(53,214)	(35,722)
Total stockholders’ equity	413,970	301,073
Total liabilities and stockholders’ equity	$3,866,819	$2,833,048

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
INTEREST INCOME
Interest and fees on loans	$48,257	$32,563	$143,926	$94,255
Interest on investment securities:
Taxable	3,824	3,096	10,986	8,736
Tax-exempt	740	689	2,224	2,025
Other interest income	501	747	2,589	1,872
Total interest income	53,322	37,095	159,725	106,888

INTEREST EXPENSE
Interest on deposits	17,598	14,726	53,804	43,822
Interest on borrowings	1,959	1,216	6,047	3,924
Total interest expense	19,557	15,942	59,851	47,746
Net interest income	33,765	21,153	99,874	59,142

(Reversal of) provision for credit losses	(136)	139	(1,969)	(3,316)
Net interest income after (reversal of) provision for credit losses	33,901	21,014	101,843	62,458

NONINTEREST INCOME
Service charges on deposit accounts	1,054	832	2,943	2,415
Gain on call or sale of investment securities, net	—	2	12	2
Loss on sale or disposition of bank premises and equipment, net	—	(5)	—	(8)
(Loss) gain on sale of other real estate owned, net	(122)	94	(202)	123
Gain on sale of loans	—	—	26	—
Interchange fees	598	394	1,681	1,185
Income from bank owned life insurance	902	485	2,262	1,409
Change in the fair value of equity securities	98	200	405	177
Other operating income	516	982	1,997	2,318
Total noninterest income	3,046	2,984	9,124	7,621

NONINTEREST EXPENSE
Depreciation and amortization	1,307	683	3,984	2,114
Salaries and employee benefits	13,752	10,302	40,129	30,162
Occupancy	923	679	2,866	1,995
Data processing	1,030	831	3,467	2,642
Marketing	132	101	361	324
Professional fees	1,094	496	2,817	1,555
Acquisition expense	258	246	4,568	587
Other operating expenses	4,241	3,188	12,048	10,085
Total noninterest expense	22,737	16,526	70,240	49,464
Income before income tax expense	14,210	7,472	40,727	20,615
Income tax expense	2,555	1,293	7,576	3,649
Net income	11,655	6,179	33,151	16,966
Preferred stock dividends declared	528	528	1,584	528
Net income available to common shareholders	$11,127	$5,651	$31,567	$16,438

EARNINGS PER COMMON SHARE
Basic earnings per common share	$0.81	$0.57	$2.29	$1.67
Diluted earnings per common share	0.74	0.54	2.11	1.62

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$11,655	$6,179	$33,151	$16,966
Other comprehensive (loss) income:
Investment securities:
Unrealized (loss) gain, available for sale, net of tax (benefit) expense of ($4,120), $1,153, ($4,685) and $2,974, respectively	(15,230)	4,262	(17,314)	10,993
Reclassification of realized gain, available for sale, net of tax expense of $0, $0, $3 and $0, respectively	—	(2)	(9)	(2)
Derivative financial instruments:
Change in fair value of interest rate swaps designated as cash flow hedges, net of tax benefit of $44, $0, $44 and $0, respectively	(162)	—	(162)	—
Reclassification of realized gain, interest rate swaps, net of tax expense of $2, $0, $2 and $0, respectively	(7)	—	(7)	—
Total other comprehensive (loss) income	(15,399)	4,260	(17,492)	10,991
Total comprehensive (loss) income	$(3,744)	$10,439	$15,659	$27,957

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Three months ended September 30, 2026:
Balance, June 30, 2026	$30,353	$13,777	$246,033	$167,784	$(37,815)	$420,132
Surrendered shares	—	—	(8)	—	—	(8)
Preferred stock dividends declared, $16.25 per share	—	—	—	(528)	—	(528)
Common stock dividends declared, $0.12 per share	—	—	—	(1,652)	—	(1,652)
Stock-based compensation	—	1	516	—	—	517
Shares repurchased	—	(25)	(722)	—	—	(747)
Net income	—	—	—	11,655	—	11,655
Other comprehensive loss, net	—	—	—	—	(15,399)	(15,399)
Balance, September 30, 2026	$30,353	$13,753	$245,819	$177,259	$(53,214)	$413,970

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Three months ended September 30, 2025:
Balance, June 30, 2025	$—	$9,840	$146,107	$141,608	$(41,626)	$255,929
Surrendered shares	—	—	(8)	—	—	(8)
Preferred stock dividends declared, $16.25 per share	—	—	—	(528)	—	(528)
Common stock dividends declared, $0.11 per share	—	—	—	(1,081)	—	(1,081)
Preferred stock issuance, net of issuance costs	30,353	—	—	—	—	30,353
Stock-based compensation	—	1	511	—	—	512
Shares repurchased	—	(15)	(306)	—	—	(321)
Net income	—	—	—	6,179	—	6,179
Other comprehensive income, net	—	—	—	—	4,260	4,260
Balance, September 30, 2025	$30,353	$9,826	$146,304	$146,178	$(37,366)	$295,295

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED

(Amounts in thousands, except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Nine months ended September 30, 2026:
Balance, December 31, 2025	$30,353	$9,799	$146,133	$150,510	$(35,722)	$301,073
Common stock issued in acquisition of Wichita Falls Bancshares, Inc., net of issuance costs	—	3,955	101,706	—	—	105,661
Surrendered shares	—	(33)	(853)	—	—	(886)
Options exercised	—	29	386	—	—	415
Preferred stock dividends declared, $48.75 per share	—	—	—	(1,584)	—	(1,584)
Common stock dividends declared, $0.35 per share	—	—	—	(4,818)	—	(4,818)
Stock-based compensation	—	109	1,398	—	—	1,507
Shares repurchased	—	(106)	(2,951)	—	—	(3,057)
Net income	—	—	—	33,151	—	33,151
Other comprehensive loss, net	—	—	—	—	(17,492)	(17,492)
Balance, September 30, 2026	$30,353	$13,753	$245,819	$177,259	$(53,214)	$413,970

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Nine months ended September 30, 2025:
Balance, December 31, 2024	$—	$9,828	$146,890	$132,935	$(48,357)	$241,296
Surrendered shares	—	(56)	(939)	—	—	(995)
Options exercised	—	34	501	—	—	535
Preferred stock dividends declared, $16.25 per share	—	—	—	(528)	—	(528)
Common stock dividends declared, $0.325 per share	—	—	—	(3,195)	—	(3,195)
Preferred stock issuance, net of issuance costs	30,353	—	—	—	—	30,353
Stock-based compensation	—	106	1,370	—	—	1,476
Shares repurchased	—	(86)	(1,518)	—	—	(1,604)
Net income	—	—	—	16,966	—	16,966
Other comprehensive income, net	—	—	—	—	10,991	10,991
Balance, September 30, 2025	$30,353	$9,826	$146,304	$146,178	$(37,366)	$295,295

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine months ended September 30,
	2026	2025
Net income:	$33,151	$16,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,984	2,114
Reversal of credit losses	(1,969)	(3,316)
Net (accretion) amortization of purchase accounting adjustments	(8,900)	42
Provision for other real estate owned	86	434
Net accretion of securities	(1,329)	(405)
Gain on call or sale of investment securities, net	(12)	(2)
Loss on sale or disposition of bank premises and equipment, net	—	8
Loss (gain) on sale of other real estate owned, net	202	(123)
Gain on sale of loans	(26)	—
FHLB stock dividend	(274)	(208)
Stock-based compensation	1,507	1,476
Deferred taxes	3,088	(216)
Net change in value of BOLI	(2,096)	(1,409)
Gain on proceeds under BOLI policies	(166)	—
Amortization of subordinated debt issuance costs	31	31
Change in the fair value of equity securities	(405)	(177)
Net change in:
Accrued interest receivable	136	(435)
Other assets	(1,103)	(1,555)
Accrued taxes and other liabilities	1,614	1,370
Net cash provided by operating activities	27,519	14,595

Cash flows from investing activities:
Proceeds from sales of investment securities AFS	50,481	—
Purchases of securities AFS	(262,753)	(61,229)
Purchases of securities HTM	—	(6,500)
Proceeds from maturities, prepayments and calls of investment securities AFS	200,694	36,475
Proceeds from maturities, prepayments and calls of investment securities HTM	1,496	1,349
Proceeds from redemption or sale of nonmarketable equity securities	4,599	2,315
Purchases of nonmarketable equity securities	(7,297)	(859)
Purchases of equity securities at fair value	(600)	(500)
Net decrease (increase) in loans	77,145	(24,040)
Proceeds from sales of other real estate owned	1,419	1,961
Purchases of bank premises and equipment	(1,364)	(928)
Purchases of BOLI	(7,500)	(7,500)
Proceeds received under BOLI policies	408	—
Purchases of other investments	(247)	(155)
Distributions from other investments	322	585
Cash acquired from acquisition of Wichita Falls Bancshares, Inc., net of cash paid	75,708	—
Net cash provided by (used in) investing activities	132,511	(59,026)

INVESTAR HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(Amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from financing activities:
Net (decrease) increase in customer deposits	(192,197)	26,741
Net (decrease) increase in repurchase agreements	(1,932)	6,690
Net increase (decrease) in short-term FHLB advances	48,500	(7,215)
Proceeds from long-term FHLB advances	60,000	—
Repayment of long-term FHLB advances	(40,064)	—
Cash dividends paid on common stock	(4,243)	(3,146)
Cash dividends paid on preferred stock	(1,584)	—
Proceeds from stock options exercised	374	63
Payments to repurchase common stock	(3,057)	(1,604)
Proceeds from preferred stock offering, net of issuance costs	—	30,353
Repayment of long-term debt	(10,181)	—
Payments of stock issuance costs	(24)	—
Net cash (used in) provided by financing activities	(144,408)	51,882
Net change in cash and cash equivalents	15,622	7,451
Cash and cash equivalents, beginning of period	41,505	27,922
Cash and cash equivalents, end of period	$57,127	$35,373

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer from loans to other real estate owned	$2,367	$1,687
Common stock dividends payable	1,652	1,081
Preferred stock dividends payable	528	528

See accompanying notes to the consolidated financial statements.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is a financial holding company, headquartered in Baton Rouge, Louisiana that provides full banking services, excluding trust services, through its wholly-owned banking subsidiary, Investar Bank, National Association, a national bank, primarily to meet the needs of individuals, professionals and small to medium-sized businesses. The Company’s primary markets are in south Louisiana, Texas and Alabama. At  September 30, 2026, the Company operated 20 full service branches located in Louisiana, ten full service branches located in Texas and six full service branches located in Alabama and had 415 full-time equivalent employees.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with GAAP. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended  December 31, 2025, including the notes thereto, which were included as part of the Company’s Annual Report.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. BUSINESS COMBINATIONS

On  January 1, 2026, the Company completed the acquisition of WFB and its wholly-owned subsidiary, FNB, headquartered in Wichita Falls, Texas, with seven branches (including the headquarters) serving the surrounding areas. All of the issued and outstanding shares of WFB common stock were converted into aggregate merger consideration consisting of $7.2 million in cash and 3,955,272 shares of Company common stock for an aggregate transaction value of $112.9 million. The acquisition added $1.14 billion in total assets, including $950.2 million in net loans, and $1.02 billion in deposits. As consideration paid was in excess of the net fair value of acquired assets, the Company recorded $20.5 million of goodwill, none of which is anticipated to be deductible for tax purposes. Goodwill resulted from a combination of synergies and cost savings, and further expansion into Texas.

During the three months ended  September 30, 2026, goodwill related to the acquisition of WFB increased by $2.4 million. There were fair value adjustments consisting of a $0.2 million increase to the fair value of total assets and a $1.1 million increase to the fair value of total liabilities primarily related to a vendor contract assumed in the acquisition that was recorded as a measurement period adjustment. The Company may record additional liabilities related to the vendor contract. Additionally, there was an out-of-period adjustment related to bank premises and equipment, which resulted in a $1.4 million increase in goodwill, a $1.8 million decrease in bank premises and equipment and a $0.4 million increase in other assets.

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

Preliminary purchase price allocation:
Shares of Investar common stock to be issued for shares of WFB common stock	3,955,272
Price per share, based on Investar common stock price as of December 31, 2025	$26.72
Fair value of Investar common stock issued	$105,685
Cash consideration	7,202
Total consideration	$112,887

Fair value of assets acquired:
Cash and cash equivalents	$82,910
Investment securities	51,455
Net loans	950,235
Nonmarketable equity securities	3,621
Bank premises and equipment	18,004
Core deposit intangible asset	13,570
BOLI	13,751
Other assets	10,621
Total assets acquired	1,144,167

Fair value of liabilities acquired:
Deposits	1,023,365
Repurchase agreements	1,193
Notes payable	9,163
Other borrowings	15,051
Other liabilities	3,054
Total liabilities assumed	1,051,826

Fair value of net assets acquired	92,341
Goodwill	$20,546

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Acquisition Expense

Acquisition related costs of $0.3 million and $4.6 million are included in “Acquisition expense” in the accompanying consolidated statements of income for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2025, respectively. These costs include system conversion and integrating operations charges and legal and consulting expenses.

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

The following is a summary of the information used in the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share data).

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$11,655	$6,179	$33,151	$16,966
Less: preferred stock dividends declared	528	528	1,584	528
Net income available to common shareholders	$11,127	$5,651	$31,567	$16,438

Weighted average basic shares outstanding	13,770,693	9,830,387	13,774,082	9,835,780
Dilutive effect of stock compensation	404,191	149,886	399,005	137,116
Dilutive effect of Series A Preferred Stock	1,547,603	1,547,603	1,547,603	521,537
Weighted average diluted shares outstanding	15,722,487	11,527,876	15,720,690	10,494,433

Basic earnings per common share	$0.81	$0.57	$2.29	$1.67
Diluted earnings per common share	$0.74	$0.54	$2.11	$1.62

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computations above are shown below.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stock options	—	—	—	3,362
RSUs	—	—	899	816

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. INVESTMENT SECURITIES

Debt Securities

The amortized cost and approximate fair value of investment securities classified as AFS are summarized below as of the dates presented (dollars in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$39,290	$26	$(1,953)	$37,363
Obligations of state and political subdivisions	18,843	—	(2,600)	16,243
Corporate bonds	24,574	138	(1,656)	23,056
Residential mortgage-backed securities	305,137	30	(51,470)	253,697
Commercial mortgage-backed securities	92,198	113	(10,027)	82,284
Total	$480,042	$307	$(67,706)	$412,643

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$18,910	$54	$(213)	$18,751
Obligations of state and political subdivisions	17,736	43	(1,497)	16,282
Corporate bonds	25,922	95	(1,335)	24,682
Residential mortgage-backed securities	282,849	716	(36,186)	247,379
Commercial mortgage-backed securities	70,585	118	(7,183)	63,520
Total	$416,002	$1,026	$(46,414)	$370,614

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
Obligations of state and political subdivisions	$45,236	$1,440	$(340)	$46,336
Residential mortgage-backed securities	1,803	—	(298)	1,505
Total	$47,039	$1,440	$(638)	$47,841

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Obligations of state and political subdivisions	$46,331	$2,518	$(3)	$48,846
Residential mortgage-backed securities	1,868	—	(174)	1,694
Total	$48,199	$2,518	$(177)	$50,540

Securities are classified in the consolidated balance sheets according to management’s intent. The Company had no securities classified as trading as of  September 30, 2026 or  December 31, 2025.

The approximate fair value of AFS securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2026
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$28,903	$(1,697)	$4,432	$(256)	$33,335	$(1,953)
Obligations of state and political subdivisions	5,218	(540)	11,025	(2,060)	16,243	(2,600)
Corporate bonds	6,073	(180)	11,197	(1,476)	17,270	(1,656)
Residential mortgage-backed securities	83,041	(4,719)	168,176	(46,751)	251,217	(51,470)
Commercial mortgage-backed securities	31,244	(1,290)	38,169	(8,737)	69,413	(10,027)
Total	$154,479	$(8,426)	$232,999	$(59,280)	$387,478	$(67,706)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$5,669	$(18)	$3,017	$(195)	$8,686	$(213)
Obligations of state and political subdivisions	—	—	14,330	(1,497)	14,330	(1,497)
Corporate bonds	3,169	(32)	14,196	(1,303)	17,365	(1,335)
Residential mortgage-backed securities	11,982	(97)	192,175	(36,089)	204,157	(36,186)
Commercial mortgage-backed securities	9,865	(70)	41,810	(7,113)	51,675	(7,183)
Total	$30,685	$(217)	$265,528	$(46,197)	$296,213	$(46,414)

At  September 30, 2026, 871 of the Company’s AFS debt securities had unrealized losses totaling 14.9% of the individual securities’ amortized cost basis and 14.1% of the Company’s total amortized cost basis of the AFS investment securities portfolio. At such date, 605 of the 871 securities had been in a continuous loss position for over 12 months.

The approximate fair value of HTM securities and unrealized losses, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, are summarized below as of the dates presented (dollars in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2026
Obligations of state and political subdivisions	$17,558	$(332)	$1,632	$(8)	$19,190	$(340)
Residential mortgage-backed securities	—	—	1,505	(298)	1,505	(298)
Total	$17,558	$(332)	$3,137	$(306)	$20,695	$(638)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
Obligations of state and political subdivisions	$—	$—	$2,060	$(3)	$2,060	$(3)
Residential mortgage-backed securities	—	—	1,694	(174)	1,694	(174)
Total	$—	$—	$3,754	$(177)	$3,754	$(177)

Unrealized losses are generally due to changes in market interest rates. The Company intends to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. The unrealized losses in obligations of state and political subdivisions were caused by interest rate changes. These securities generally benefit from stable, dedicated revenue sources and a legal framework that prioritizes bondholder payments, which significantly mitigates credit risk. The unrealized losses in mortgage-backed securities were caused by interest rate changes. The Company expects to recover the amortized cost basis over the term of the securities. These securities are either guaranteed by the U.S. government or by a government-sponsored enterprise and are generally considered to be risk-free. Due to the nature of the investments, current market prices, and the current interest rate environment, the Company determined that these declines were not attributable to credit losses at  September 30, 2026 or  December 31, 2025.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and approximate fair value of investment debt securities, by contractual maturity, are shown below as of  September 30, 2026 (dollars in thousands). Actual maturities  may differ from contractual maturities due to mortgage-backed securities whereby borrowers  may have the right to call or prepay obligations with or without call or prepayment penalties and certain callable bonds whereby the issuer has the option to call the bonds prior to contractual maturity.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
September 30, 2026
Due within one year	$1,781	$1,769	$—	$—
Due after one year through five years	41,423	39,795	1,881	1,873
Due after five years through ten years	52,164	48,339	7,255	7,155
Due after ten years	384,674	322,740	37,903	38,813
Total debt securities	$480,042	$412,643	$47,039	$47,841

Accrued interest receivable on the Company’s investment securities was $2.8 million and $2.2 million at  September 30, 2026 and  December 31, 2025, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

At  September 30, 2026, securities with a carrying value of $112.7 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $75.6 million in pledged securities at  December 31, 2025.

Equity Securities

Equity securities at fair value include marketable securities in corporate stocks and mutual funds and totaled $4.4 million and $3.4 million at  September 30, 2026 and  December 31, 2025, respectively.

Nonmarketable equity securities primarily consist of FHLB stock and FRB stock. Members of the FHLB and FRB are required to own a certain amount of stock based on the level of borrowings and other factors and  may invest in additional amounts. FHLB stock and FRB stock are carried at cost, restricted as to redemption, and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income. Nonmarketable equity securities also include investments in other correspondent banks including Independent Bankers Financial Corporation and First National Bankers Bank stock. These investments are carried at cost which approximates fair value. The balance of nonmarketable equity securities at  September 30, 2026 and  December 31, 2025 was $23.6 million and $17.0 million, respectively.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Company’s loan portfolio consists of the following categories of loans as of the dates presented (dollars in thousands).

	September 30, 2026	December 31, 2025
Construction and development	$228,516	$147,980
1-4 Family	924,357	376,238
Multifamily	143,421	130,005
Farmland	11,956	4,788
Commercial real estate	1,012,825	912,268
Total mortgage loans on real estate	2,321,075	1,571,279
Commercial and industrial	733,741	595,263
Consumer	11,992	9,431
Total loans	$3,066,808	$2,175,973

Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loan origination fees, net of direct loan origination costs and commitment fees, are deferred and amortized as an adjustment to yield over the life of the loan, or over the commitment period, as applicable. Unamortized premiums and discounts on loans, included in the total loan balances above, were $14.0 million and $0.1 million at  September 30, 2026 and  December 31, 2025, respectively, and unearned income, or deferred fees, on loans was $1.5 million and $1.6 million at  September 30, 2026 and  December 31, 2025, respectively, and is also included in the total loan balances in the table above.

The tables below provide an analysis of the aging of loans as of  September 30, 2026 and  December 31, 2025 (dollars in thousands).

	September 30, 2026
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$226,245	$—	$1,646	$625	$228,516	$—
1-4 Family	912,244	937	3,751	7,425	924,357	—
Multifamily	143,249	—	—	172	143,421	—
Farmland	11,956	—	—	—	11,956	—
Commercial real estate	1,000,722	2,945	420	8,738	1,012,825	—
Total mortgage loans on real estate	2,294,416	3,882	5,817	16,960	2,321,075	—
Commercial and industrial	732,675	579	61	426	733,741	—
Consumer	11,802	59	28	103	11,992	—
Total loans	$3,038,893	$4,520	$5,906	$17,489	$3,066,808	$—

	December 31, 2025
	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	> 90 Days and Accruing
Construction and development	$147,862	$56	$19	$43	$147,980	$—
1-4 Family	365,725	4,442	1,950	4,121	376,238	—
Multifamily	130,005	—	—	—	130,005	—
Farmland	4,788	—	—	—	4,788	—
Commercial real estate	908,687	—	2,032	1,549	912,268	—
Total mortgage loans on real estate	1,557,067	4,498	4,001	5,713	1,571,279	—
Commercial and industrial	594,886	291	81	5	595,263	2
Consumer	9,388	9	4	30	9,431	—
Total loans	$2,161,341	$4,798	$4,086	$5,748	$2,175,973	$2

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below provide an analysis of nonaccrual loans as of  September 30, 2026 and  December 31, 2025 (dollars in thousands).

	September 30, 2026
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
Construction and development	$640	$1,588	$2,228
1-4 Family	5,624	3,385	9,009
Multifamily	172	—	172
Farmland	—	—	—
Commercial real estate	7,918	1,466	9,384
Total mortgage loans on real estate	14,354	6,439	20,793
Commercial and industrial	281	177	458
Consumer	84	26	110
Total loans	$14,719	$6,642	$21,361

	December 31, 2025
	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
Construction and development	$59	$—	$59
1-4 Family	4,122	991	5,113
Multifamily	—	—	—
Farmland	—	—	—
Commercial real estate	940	2,991	3,931
Total mortgage loans on real estate	5,121	3,982	9,103
Commercial and industrial	84	—	84
Consumer	69	3	72
Total loans	$5,274	$3,985	$9,259

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower  may be unable to meet payment obligations as they become due. In determining whether or not a borrower  may be unable to meet payment obligations for each class of loans, the borrower’s debt service capacity is considered through the analysis of current financial information, if available, and/or current information with regard to the collateral position. Loans are placed on nonaccrual status when (i) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or (ii) full payment of principal and interest is not expected. Loans  may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income on nonaccrual loans is recognized only to the extent that cash payments are received in excess of principal due. A loan  may be returned to accrual status when all the principal and interest amounts contractually due are brought current and payment of future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower. No material interest income was recognized in the consolidated statements of income on nonaccrual loans for the three and nine months ended September 30, 2026 and 2025.

Collateral Dependent Loans

Collateral dependent loans are loans for which the repayments, on the basis of the Company’s assessment at the reporting date, are expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Loans that do not share risk characteristics are excluded from the loan pools and evaluated on an individual basis, and the Company has determined to evaluate collateral dependent loans individually for impairment. The ACL for collateral dependent loans is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The Company’s collateral dependent loans include all nonaccrual loans shown in the tables above at  September 30, 2026 and  December 31, 2025. The types of collateral that secure collateral dependent loans are discussed under “Portfolio Segment Risk Factors” below.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tables below present the Company’s loan portfolio by year of origination, category, and credit quality indicator as of  September 30, 2026 and  December 31, 2025 (dollars in thousands). Loans acquired are shown in the table by origination year. The Company had an immaterial amount of revolving loans converted to term loans at  September 30, 2026 and  December 31, 2025.

	September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Construction and development
Pass	$43,744	$73,762	$48,077	$9,802	$20,551	$6,740	$4,658	$207,334
Special Mention	—	1,039	—	—	—	—	—	1,039
Substandard	—	2,265	—	6,024	4,597	20	7,237	20,143
Total construction and development	$43,744	$77,066	$48,077	$15,826	$25,148	$6,760	$11,895	$228,516

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 Family
Pass	$31,154	$12,330	$16,179	$102,552	$431,622	$253,919	$67,281	$915,037
Special Mention	—	—	—	66	62	—	—	128
Substandard	—	80	—	1,567	3,570	3,852	123	9,192
Total 1-4 family	$31,154	$12,410	$16,179	$104,185	$435,254	$257,771	$67,404	$924,357

Current-period gross charge-offs	$—	$—	$—	$—	$(87)	$(81)	$—	$(168)

Multifamily
Pass	$20,582	$38,910	$1,526	$22,384	$45,513	$10,000	$492	$139,407
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4,014	—	4,014
Total multifamily	$20,582	$38,910	$1,526	$22,384	$45,513	$14,014	$492	$143,421

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass	$3,072	$1,066	$423	$417	$105	$3,157	$3,716	$11,956
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total farmland	$3,072	$1,066	$423	$417	$105	$3,157	$3,716	$11,956

Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$111,785	$140,389	$46,686	$66,787	$266,076	$337,755	$15,389	$984,867
Special Mention	—	—	—	—	—	6,735	—	6,735
Substandard	614	5,923	2,405	985	1,493	9,803	—	21,223
Total commercial real estate	$112,399	$146,312	$49,091	$67,772	$267,569	$354,293	$15,389	$1,012,825

Current-period gross charge-offs	$—	$—	$—	$—	$—	$(123)	$—	$(123)

Commercial and industrial
Pass	$99,096	$100,953	$25,796	$18,842	$102,895	$25,440	$360,037	$733,059
Special Mention	—	—	—	—	—	—	175	175
Substandard	47	13	—	220	4	208	—	492
Doubtful	—	—	15	—	—	—	—	15
Total commercial and industrial	$99,143	$100,966	$25,811	$19,062	$102,899	$25,648	$360,212	$733,741

Current-period gross charge-offs	$—	$(193)	$(3)	$—	$(5)	$—	$(41)	$(242)

Consumer
Pass	$4,698	$2,552	$1,701	$1,120	$519	$612	$678	$11,880
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	2	60	23	3	9	15	112
Total consumer	$4,698	$2,554	$1,761	$1,143	$522	$621	$693	$11,992

Current-period gross charge-offs	$(87)	$(14)	$(10)	$(14)	$(2)	$—	$(9)	$(136)

Total loans
Pass	$314,131	$369,962	$140,388	$221,904	$867,281	$637,623	$452,251	$3,003,540
Special Mention	—	1,039	—	66	62	6,735	175	8,077
Substandard	661	8,283	2,465	8,819	9,667	17,906	7,375	55,176
Doubtful	—	—	15	—	—	—	—	15
Total loans	$314,792	$379,284	$142,868	$230,789	$877,010	$662,264	$459,801	$3,066,808

Current-period gross charge-offs	$(87)	$(207)	$(13)	$(14)	$(94)	$(204)	$(50)	$(669)

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

The Company had no loans that were classified as Loss at  September 30, 2026 and no loans that were classified as Doubtful or Loss at  December 31, 2025.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loan Participations and Sold Loans

Loan participations and whole loans sold to and serviced for others are not included in the accompanying consolidated balance sheets, the balances of which were $85.6 million and $44.7 million at  September 30, 2026 and  December 31, 2025, respectively. The total unpaid principal balances of loans where participating interests have been bought or sold were approximately $325.4 million and $239.2 million at  September 30, 2026 and  December 31, 2025, respectively.

Loans to Related Parties

In the ordinary course of business, the Company makes loans to related parties including its executive officers, principal stockholders, directors and their immediate family members, as well as to companies of which these individuals are principal owners. Loans outstanding to such related party borrowers amounted to approximately $33.4 million and $34.7 million as of  September 30, 2026 and  December 31, 2025, respectively. No related party loans were classified as nonperforming or nonaccrual at  September 30, 2026 or  December 31, 2025.

The table below shows the aggregate principal balance of loans to such related parties as of the dates presented (dollars in thousands).

	September 30, 2026	December 31, 2025
Balance, beginning of period	$34,749	$43,647
New loans/changes in relationship	133	231
Repayments/changes in relationship	(1,518)	(9,129)
Balance, end of period	$33,364	$34,749

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company made the accounting policy election to exclude accrued interest receivable from the amortized cost of loans and the estimate of the ACL. Accrued interest receivable on the Company’s loans was $16.3 million and $12.1 million at  September 30, 2026 and  December 31, 2025, respectively, and is included in “Accrued interest receivable” on the accompanying consolidated balance sheets.

The table below shows a summary of the activity in the ACL for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$36,251	$26,620	$26,349	$26,721
ACL on PCD loans at acquisition	—	—	143	—
ACL on PSL loans at acquisition	—	—	11,559	—
Reversal of credit losses on loans(1)	(113)	(86)	(1,541)	(3,609)
Charge-offs	(73)	(93)	(669)	(351)
Recoveries	45	29	269	3,709
Balance, end of period	$36,110	$26,470	$36,110	$26,470

(1)	For the three months ended September 30, 2026, the $0.1 million reversal of credit losses on the consolidated statement of income includes a $0.1 million reversal of credit losses on loans and a $23,000 reversal of credit losses on unfunded loan commitments. For the nine months ended September 30, 2026, the $2.0 million reversal of credit losses on the consolidated statement of income includes a $1.5 million reversal of credit losses on loans and a $0.4 million reversal of credit losses on unfunded loan commitments. For the three months ended September 30, 2025, the $0.1 million provision for credit losses on the consolidated statement of income includes a $0.1 million reversal of credit losses on loans and a $0.2 million provision for credit losses on unfunded loan commitments. For the nine months ended September 30, 2025, the $3.3 million reversal of credit losses on the consolidated statement of income includes a $3.6 million reversal of credit losses on loans and a $0.3 million provision for credit losses on unfunded loan commitments.

The reversal of credit losses on loans for the three months ended  September 30, 2026 was primarily due to changes in the economic forecast and loan mix. The reversal of credit losses on loans for the nine months ended  September 30, 2026 was primarily due to changes in the economic forecast, loan mix and the completion of the CECL allowance model recalibration. The reversal of credit losses on loans for the three months ended  September 30, 2025 was primarily due to changes in the economic forecast and loan mix, partially offset by loan growth. The reversal of credit losses on loans for the nine months ended  September 30, 2025 was primarily due to a $3.3 million recovery during the first quarter of 2025 of loans previously charged off as a result of a property insurance settlement related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables outline the activity in the ACL by collateral type for the three and nine months ended September 30, 2026 and 2025, and show both the allowance and portfolio balances for loans individually and collectively evaluated for impairment as of  September 30, 2026 and 2025 (dollars in thousands).

	Three months ended September 30, 2026
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,609	$16,126	$1,186	$10	$9,017	$8,182	$121	$36,251
(Reversal of) provision for credit losses on loans	(380)	554	(4)	—	(540)	201	56	(113)
Charge-offs	—	—	—	—	—	(18)	(55)	(73)
Recoveries	—	3	—	—	—	35	7	45
Ending balance	$1,229	$16,683	$1,182	$10	$8,477	$8,400	$129	$36,110

	Three months ended September 30, 2025
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,313	$6,434	$1,494	$5	$12,012	$5,263	$99	$26,620
(Reversal of) provision for credit losses on loans	(33)	(148)	368	—	(386)	106	7	(86)
Charge-offs	—	(59)	—	—	—	(8)	(26)	(93)
Recoveries	1	11	—	—	—	12	5	29
Ending balance	$1,281	$6,238	$1,862	$5	$11,626	$5,373	$85	$26,470

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine months ended September 30, 2026
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,327	$6,053	$1,814	$6	$11,388	$5,680	$81	$26,349
ACL on PCD loans at acquisition	—	109	—	—	—	15	19	143
ACL on PSL loans at acquisition	455	9,344	51	2	874	783	50	11,559
(Reversal of) provision for credit losses on loans	(553)	1,270	(683)	2	(3,662)	1,988	97	(1,541)
Charge-offs	—	(168)	—	—	(123)	(242)	(136)	(669)
Recoveries	—	75	—	—	—	176	18	269
Ending balance	$1,229	$16,683	$1,182	$10	$8,477	$8,400	$129	$36,110
Ending allowance balance for loans individually evaluated for impairment	5	449	—	—	21	92	19	586
Ending allowance balance for loans collectively evaluated for impairment	1,224	16,234	1,182	10	8,456	8,308	110	35,524
Loans receivable:
Balance of loans individually evaluated for impairment	2,228	9,009	172	—	9,384	458	110	21,361
Balance of loans collectively evaluated for impairment	226,288	915,348	143,249	11,956	1,003,441	733,283	11,882	3,045,447
Total period-end balance	$228,516	$924,357	$143,421	$11,956	$1,012,825	$733,741	$11,992	$3,066,808

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine months ended September 30, 2025
	Construction & Development	1-4 Family	Multifamily	Farmland	Commercial Real Estate	Commercial & Industrial	Consumer	Total
Allowance for credit losses:
Beginning balance	$1,145	$5,603	$1,185	$8	$11,759	$6,933	$88	$26,721
Provision for (reversal of) credit losses on loans	134	618	677	(4)	(3,455)	(1,631)	52	(3,609)
Charge-offs	—	(82)	—	—	—	(188)	(81)	(351)
Recoveries	2	99	—	1	3,322	259	26	3,709
Ending balance	$1,281	$6,238	$1,862	$5	$11,626	$5,373	$85	$26,470
Ending allowance balance for loans individually evaluated for impairment	—	122	—	—	91	—	1	214
Ending allowance balance for loans collectively evaluated for impairment	1,281	6,116	1,862	5	11,535	5,373	84	26,256
Loans receivable:
Balance of loans individually evaluated for impairment	21	3,294	—	—	4,155	135	75	7,680
Balance of loans collectively evaluated for impairment	140,540	379,151	130,232	3,996	918,386	560,628	9,910	2,142,843
Total period-end balance	$140,561	$382,445	$130,232	$3,996	$922,541	$560,763	$9,985	$2,150,523

Loan Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination of such concessions. Modifications that do not impact the contractual payment terms, such as covenant waivers, modification of a contingent acceleration clauses, and insignificant payment delays are not included in the disclosures. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the nine months ended September 30, 2026 and 2025, the Company did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s intangible assets consist of goodwill, core deposit intangible assets arising from acquisitions, and a trademark intangible. At  September 30, 2026 and  December 31, 2025, “Goodwill and other intangible assets, net” in the accompanying consolidated balance sheets totaled $73.5 million and $41.2 million, respectively, and included no accumulated impairment losses.

The carrying amount of goodwill at  September 30, 2026 and  December 31, 2025 was $60.6 million and $40.1 million, respectively. The Company recorded $20.5 million of goodwill during 2026, related to the acquisition of WFB. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets at least annually, or more frequently if certain impairment indicators exist. No goodwill impairment was recorded during the periods presented.

The table below shows a summary of goodwill activity for the periods presented (dollars in thousands).

	September 30, 2026	December 31, 2025
Beginning balance	$40,088	$40,088
Acquisition of WFB	20,546	—
Ending balance	$60,634	$40,088

Core deposit intangibles have finite lives and are being amortized on an accelerated basis over their estimated useful lives, which range from 10 to 15 years. The Company recorded a core deposit intangible of $13.6 million related to the acquisition of WFB. The table below shows a summary of the core deposit intangible assets as of the dates presented (dollars in thousands).

	September 30, 2026	December 31, 2025
Gross carrying amount	$21,055	$7,486
Accumulated amortization	(8,321)	(6,490)
Net carrying amount	$12,734	$996

Amortization expense for the core deposit intangible assets recorded in “Depreciation and amortization” in the accompanying consolidated statements of income totaled approximately $0.6 million and $1.8 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2025, respectively.

The estimated remaining amortization expense for the Company’s core deposit intangible assets is displayed in the table below (dollars in thousands). The weighted average amortization period remaining for core deposit intangibles is 8.9 years.

Remainder of 2026	$595
2027	1,939
2028	1,702
2029	1,475
2030	1,366
Thereafter	5,657
Total	$12,734

The trademark intangible had a carrying value of $0.1 million at  September 30, 2026 and  December 31, 2025.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive (Loss) Income

Activity within the balances in accumulated other comprehensive (loss) income, net is shown in the tables below (dollars in thousands).

Three months ended September 30, 2026	AFS Securities	Cash Flow Hedges	Total
Balance at beginning of period	$(37,815)	$—	$(37,815)
Unrealized loss, net	(15,230)	(162)	(15,392)
Reclassification of realized gain, net	—	(7)	(7)
Balance at end of period	$(53,045)	$(169)	$(53,214)

Three months ended September 30, 2025	AFS Securities
Balance at beginning of period	$(41,626)
Unrealized gain, net	4,262
Reclassification of realized gain, net	(2)
Balance at end of period	$(37,366)

Nine months ended September 30, 2026	AFS Securities	Cash Flow Hedges	Total
Balance at beginning of period	$(35,722)	$—	$(35,722)
Unrealized loss, net	(17,314)	(162)	(17,476)
Reclassification of realized gain, net	(9)	(7)	(16)
Balance at end of period	$(53,045)	$(169)	$(53,214)

Nine months ended September 30, 2025	AFS Securities
Balance at beginning of period	$(48,357)
Unrealized gain, net	10,993
Reclassification of realized gain, net	(2)
Balance at end of period	$(37,366)

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. STOCK-BASED COMPENSATION

Equity Incentive Plan. The Company’s Second Amended and Restated 2017 Long-Term Incentive Compensation Plan (the “Plan”) authorizes the grant of various types of equity awards, such as restricted stock, RSUs, stock options and stock appreciation rights to eligible participants, which include all of the Company’s employees, non-employee directors, and consultants. Under the Plan, a total of 1,800,000 shares of common stock are reserved, 600,000 of which were authorized in 2021 and 600,000 of which were authorized in 2026, for issuance to eligible participants pursuant to equity awards under the Plan. The Plan is administered by the Compensation Committee of the Board, which determines, within the provisions of the Plan, those eligible employees to whom, and the times at which, equity awards will be granted. The Compensation Committee, in its discretion,  may delegate its authority and duties under the Plan to specified officers; however, only the Compensation Committee  may approve the terms of equity awards to the Company’s executive officers and directors. At  September 30, 2026, approximately 717,933 shares remain available for grant under the Plan.

Stock Options

The Company grants stock options to key personnel that vest in one-fifth increments on each of the first five anniversaries of the grant date, and the maximum option term cannot exceed ten years measured from the grant date.

The Company uses a Black-Scholes option pricing model to estimate the fair value of stock-based awards. The Black-Scholes option pricing model incorporates various subjective assumptions, including expected term and expected volatility. Expected volatility was determined based on the historical volatilities of the Company’s common stock. The Company did not grant any stock options during the nine months ended September 30, 2026 and 2025.

Stock option expense of $25,000 and $0.1 million is included in “Salaries and employee benefits” in the accompanying consolidated statements of income for the three and nine months ended September 30, 2026, respectively, and $32,000 and $0.1 million for the three and nine months ended September 30, 2025, respectively. At  September 30, 2026, there was $0.2 million of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted-average period of 2.0 years.

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

Compensation expense related to RSUs of $0.5 million and $1.4 million is included in the accompanying consolidated statements of income for the three and nine months ended September 30, 2026, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2025, respectively. The unearned compensation related to these awards is amortized to compensation expense over the vesting period. As of  September 30, 2026, unearned stock-based compensation cost associated with these awards totaled approximately $5.5 million and is expected to be recognized over a weighted average period of 3.5 years.

The following table summarizes the RSU activity for the periods presented.

	Nine months ended September 30,
	2026		2025
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance, beginning of period	337,735	$16.81	323,820	$16.65
Granted	99,712	27.67	134,169	17.76
Forfeited	(4,119)	17.11	(7,309)	16.54
Earned and issued	(108,506)	17.13	(105,504)	17.68
Balance, end of period	324,822	$20.03	345,176	$16.76

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives Designated as Cash Flow Hedges

As part of its asset and liability management, the Company utilizes pay-variable interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month SOFR associated with certain variable rate loans. At  September 30, 2026, the Company had an interest rate swap agreement with a total notional amount of $25.0 million, which was designated as a cash flow hedge. The derivative contract is between the Company and a single counterparty. The Company did not have any interest rate swap agreements at  December 31, 2025.

At inception, and at each reporting period thereafter, a statistical regression analysis is prepared to determine hedge effectiveness. The interest rate swap was determined to be highly effective during the periods presented. Therefore, no amount of ineffectiveness has been included in net income. The Company expects the hedges to remain highly effective during the remaining term of the swap contract. At  September 30, 2026, the maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 2.9 years. To mitigate credit risk, cash collateral is pledged to the Company by the counterparty in an amount greater than or equal to the gain position of the derivative contract. Conversely, cash collateral is pledged to the counterparty by the Company in an amount greater than or equal to the loss position of the derivative contract, if applicable.

For the three and nine months ended September 30, 2026, a loss of $0.2 million has been recognized in “Other comprehensive (loss) income” in the accompanying consolidated statements of comprehensive (loss) income for the change in fair value of the interest rate swaps compared to no gain or loss recognized for the three and nine months ended September 30, 2025. The swap contract had a negative fair value of $0.2 million and has been recorded in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheet at  September 30, 2026. The accumulated loss of $0.2 million included in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheet as of  September 30, 2026 would be reclassified to current earnings if the hedge transactions become probable of not occurring. Based on current market conditions, the Company estimates that during the next 12 months, approximately $15,000 will be reclassified from “Accumulated other comprehensive loss” as a decrease to “Interest and fees on loans.”

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Customer Derivatives – Interest Rate Swaps

The Company enters into interest rate swaps that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC Topic 815 “Derivatives and Hedging,” and changes in fair value are recognized in other operating income. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there  may be fair value adjustments related to credit quality variations between counterparties, which  may impact earnings as required by FASB ASC Topic 820 “Fair Value Measurement” (“ASC 820”). The Company did not recognize any gains or losses in other operating income resulting from fair value adjustments of these swap agreements during the three and nine months ended September 30, 2026 and 2025.

The table below presents the notional amounts and fair values of the Company’s derivative financial instruments as well as their classification on the accompanying consolidated balance sheets at  September 30, 2026 and  December 31, 2025 (dollars in thousands).

		Fair Value
	Notional	Derivative Assets(2)	Derivative Liabilities(2)
September 30, 2026
Derivatives designated as hedging instruments:
Interest rate swaps	$25,000	$—	$215

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$311,969	$13,837	$13,837

December 31, 2025
Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$361,564	$11,660	$11,660

(1)	At September 30, 2026, the Company had notional amounts of $156.0 million in interest rate swap contracts with customers and $156.0 million in offsetting interest rate swap contracts with other financial institutions. At December 31, 2025, the Company had notional amounts of $180.8 million in interest rate swap contracts with customers and $180.8 million in offsetting interest rate swap contracts with other financial institutions.
(2)	Derivative assets and liabilities are reported at fair value in “Other assets” and “Accrued taxes and other liabilities,” respectively, in the accompanying consolidated balance sheets.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below presents the gross presentation, the effects of offsetting, and a net presentation of the Company’s derivative financial instruments and securities sold under agreements to repurchase at  September 30, 2026 and  December 31, 2025 (dollars in thousands).

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral(1)	Net Amount
September 30, 2026
Financial assets:
Derivative assets	$13,837	$—	$13,837	$—	$(13,172)	$665
Total	$13,837	$—	$13,837	$—	$(13,172)	$665

Financial liabilities:
Derivative liabilities	$14,052	$—	$14,052	$—	$—	$14,052
Repurchase agreements	10,444	—	10,444	(9,936)	—	508
Total	$24,496	$—	$24,496	$(9,936)	$—	$14,560

December 31, 2025
Financial assets:
Derivative assets	$11,660	$—	$11,660	$—	$(8,729)	$2,931
Total	$11,660	$—	$11,660	$—	$(8,729)	$2,931

Financial liabilities:
Derivative liabilities	$11,660	$—	$11,660	$—	$—	$11,660
Repurchase agreements	11,183	—	11,183	(11,183)	—	—
Total	$22,843	$—	$22,843	$(11,183)	$—	$11,660

(1)	The Company had no collateral posted with counterparties at September 30, 2026 and December 31, 2025. Collateral received from counterparties is included in “Interest-bearing deposits” in the accompanying consolidated balance sheets.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company holds SBIC qualified funds and other investment funds that do not have a readily determinable fair value. In accordance with ASC 820, these investments are measured at fair value using the net asset value practical expedient and are not required to be classified in the fair value hierarchy. At each of  September 30, 2026 and  December 31, 2025, the fair values of these investments were $3.5 million and are included in “Other assets” in the accompanying consolidated balance sheets.

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

Management monitors the current placement of securities in the fair value hierarchy to determine whether transfers between levels may be warranted based on market reference data, which may include reported trades; bids, offers or broker/dealer quotes; benchmark yields and spreads; as well as other reference data. At  September 30, 2026 and  December 31, 2025, all of the Company’s level 3 investments were obligations of state and political subdivisions. The Company estimated the fair value of these level 3 investments using discounted cash flow models, the key inputs of which are the coupon rate, current spreads to the yield curves, and expected repayment dates, adjusted for illiquidity of the local municipal market and sinking funds, if applicable. Option-adjusted models may be used for structured or callable notes, as appropriate.

Derivative Financial Instruments – The fair value for interest rate swap agreements is based upon the expected future cash flows of the agreements discounted at market rates. These derivative instruments are classified in level 2 of the fair value hierarchy.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized in the table below as of the dates indicated (dollars in thousands).

	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2026
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$37,363	$—	$37,363	$—
Obligations of state and political subdivisions	16,243	—	13,641	2,602
Corporate bonds	23,056	—	23,056	—
Residential mortgage-backed securities	253,697	—	253,697	—
Commercial mortgage-backed securities	82,284	—	82,284	—
Equity securities at fair value	4,359	4,359	—	—
Derivative assets	13,837	—	13,837	—
Total assets	$430,839	$4,359	$423,878	$2,602
Liabilities:
Derivative liabilities	$14,052	$—	$14,052	$—

December 31, 2025
Assets:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$18,751	$—	$18,751	$—
Obligations of state and political subdivisions	16,282	—	12,678	3,604
Corporate bonds	24,682	—	24,682	—
Residential mortgage-backed securities	247,379	—	247,379	—
Commercial mortgage-backed securities	63,520	—	63,520	—
Equity securities at fair value	3,354	3,354	—	—
Derivative assets	11,660	—	11,660	—
Total assets	$385,628	$3,354	$378,670	$3,604
Liabilities:
Derivative liabilities	$11,660	$—	$11,660	$—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company reviews fair value hierarchy classifications on a quarterly basis. Changes in the Company’s ability to observe inputs to the valuation may cause reclassification of certain assets or liabilities within the fair value hierarchy. The tables below provide a reconciliation for assets measured at fair value on a recurring basis using significant unobservable inputs, or level 3 inputs, for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands).

	Three months ended September 30,
	2026	2025
	Obligations of State and Political Subdivisions	Obligations of State and Political Subdivisions
Balance at beginning of period	$2,609	$3,468
Unrealized (loss) gain included in other comprehensive (loss) income	(7)	140
Balance at end of period	$2,602	$3,608

	Nine months ended September 30,
	2026	2025
	Obligations of State and Political Subdivisions	Obligations of State and Political Subdivisions	Corporate Bonds
Balance at beginning of period	$3,604	$4,317	$494
Unrealized gain included in other comprehensive (loss) income	27	208	6
Maturities, prepayments, and calls	(1,029)	(917)	(500)
Balance at end of period	$2,602	$3,608	$—

There were no liabilities measured at fair value on a recurring basis using level 3 inputs at  September 30, 2026 and  December 31, 2025. For the three and nine months ended September 30, 2026 and 2025, there were no gains or losses included in earnings related to the change in fair value of the assets measured on a recurring basis using significant unobservable inputs held at the end of the period.

The following table provides quantitative information about significant unobservable inputs used in fair value measurements of level 3 assets measured at fair value on a recurring basis at  September 30, 2026 and  December 31, 2025 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(1)
September 30, 2026
Obligations of state and political subdivisions	$2,602	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(2)	0% - 10%	1%

December 31, 2025
Obligations of state and political subdivisions	$3,604	Option-adjusted discounted cash flow model; present value of expected future cash flow model	Bond appraisal adjustment(2)	0% - 6%	2%

(1)	Weighted by relative fair value.
(2)	Fair values determined through valuation analysis using coupon, yield (discount margin), liquidity and expected repayment dates.

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

Quantitative information about assets measured at fair value on a nonrecurring basis based on significant unobservable inputs (level 3) is summarized below as of  September 30, 2026 and  December 31, 2025. There were no liabilities measured on a nonrecurring basis at  September 30, 2026 or  December 31, 2025 (dollars in thousands).

	Estimated Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts	Weighted Average Discount(1)
September 30, 2026
Loans individually evaluated for impairment(2)	$3,923	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	0% - 100%	10%
Other real estate owned(3)	722	Underlying collateral value, third party appraisals	Collateral discounts and discount rates	10% - 34%	11%

December 31, 2025
Loans individually evaluated for impairment(2)	$3,312	Discounted cash flows; underlying collateral value	Collateral discounts and estimated costs to sell	1% - 100%	9%
Other real estate owned(3)	1,959	Underlying collateral value, third party appraisals	Collateral discounts and discount rates	13% - 14%	13%

(1)	Weighted by relative fair value.
(2)

Loans individually evaluated for impairment that were re-measured during the period had a carrying value of $4.4 million and $3.6 million at  September 30, 2026 and  December 31, 2025, respectively, with related ACL of $0.5 million and $0.3 million, respectively, as of such dates.

(3)

Other real estate owned that was re-measured during the period had a carrying value of $0.7 million at  September 30, 2026. During the nine months ended September 30, 2026, the Company recorded a $0.1 million write-down of other real estate owned which is included as part of “Other operating expenses” in noninterest expense on the accompanying consolidated statement of income. Other real estate owned that was re-measured during the period had a carrying value of $2.0 million at  December 31, 2025. During the nine months ended September 30, 2025, the Company recorded a $0.4 million write-down of other real estate owned which is included as part of “Other operating expenses” in noninterest expense on the accompanying consolidated statement of income.

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

Investment Securities and Equity Securities – The fair value measurement techniques and assumptions for AFS securities and marketable equity securities is discussed earlier in this note. The same measurement techniques and assumptions were applied to the valuation of HTM securities and nonmarketable equity securities including equity in correspondent banks.

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

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values of the Company’s financial instruments are summarized in the tables below as of the dates indicated (dollars in thousands).

	September 30, 2026
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$57,127	$57,127	$57,127	$—	$—
Investment securities - AFS	412,643	412,643	—	410,041	2,602
Investment securities - HTM	47,039	47,841	—	1,505	46,336
Equity securities at fair value	4,359	4,359	4,359	—	—
Nonmarketable equity securities	23,622	23,622	—	23,622	—
Loans, net of allowance	3,030,698	3,006,288	—	—	3,006,288
Derivative assets	13,837	13,837	—	13,837	—

Financial liabilities:
Deposits	3,180,771	3,176,032	—	3,176,032	—
FHLB short-term advances and repurchase agreements	94,944	94,797	—	94,797	—
FHLB long-term advances	100,000	99,347	—	99,347	—
Junior subordinated debt	22,968	22,965	—	—	22,965
Subordinated debt	16,769	15,119	—	15,119	—
Derivative liabilities	14,052	14,052	—	14,052	—

	December 31, 2025
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$41,505	$41,505	$41,505	$—	$—
Investment securities - AFS	370,614	370,614	—	367,010	3,604
Investment securities - HTM	48,199	50,540	—	1,694	48,846
Equity securities at fair value	3,354	3,354	3,354	—	—
Nonmarketable equity securities	17,021	17,021	—	17,021	—
Loans, net of allowance	2,149,624	2,080,142	—	—	2,080,142
Derivative assets	11,660	11,660	—	11,660	—

Financial liabilities:
Deposits	2,350,249	2,349,856	—	2,349,856	—
FHLB short-term advances and repurchase agreements	47,183	47,193	—	47,193	—
FHLB long-term advances	80,000	80,079	—	80,079	—
Junior subordinated debt	8,830	8,830	—	—	8,830
Subordinated debt	16,738	15,252	—	15,252	—
Derivative liabilities	11,660	11,660	—	11,660	—

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11. INCOME TAXES

The income tax expense and the effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Income tax expense	$2,555	$1,293	$7,576	$3,649
Effective tax rate	18.0%	17.3%	18.6%	17.7%

For the three and nine months ended September 30, 2026 and 2025, the effective tax rate differed from the statutory tax rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI.

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

The table below shows the approximate amounts of the Company’s commitments to extend credit as of the dates presented (dollars in thousands).

	September 30, 2026	December 31, 2025
Loan commitments	$496,564	$431,795
Standby letters of credit	7,234	5,436

The credit risk associated with these commitments is evaluated in a manner similar to the ACL on loans and is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The table below shows a summary of the activity in the ACL on unfunded loan commitments for the periods presented (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$232	$110	$425	$42
ACL on unfunded loan commitments at acquisition	—	—	212	—
(Reversal of) provision for credit losses on unfunded loan commitments	(23)	225	(428)	293
Balance, end of period	$209	$335	$209	$335

Additionally, at  September 30, 2026, the Company had unfunded commitments of $2.3 million for its investments in SBIC qualified funds and other investment funds.

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

Quantitative information regarding the Company’s operating leases is presented below as of and for the nine months ended September 30, 2026 and 2025 (dollars in thousands).

	September 30,
	2026	2025
Total operating lease cost(1)	$539	$337
Weighted-average remaining lease term (in years)	4.1	5.0
Weighted-average discount rate	3.5%	3.4%

(1)	Short-term lease cost was immaterial for the periods presented.

At  September 30, 2026 and  December 31, 2025, the Company’s operating lease ROU assets were $2.4 million and $1.8 million, respectively, and the Company’s related operating lease liabilities were $2.5 million and $1.9 million, respectively. The Company’s operating leases have remaining terms ranging from approximately one to five years, including extension options if the Company is reasonably certain they will be exercised.

Future obligations due under non-cancelable operating leases at  September 30, 2026 are presented below (dollars in thousands).

Remainder of 2026	$172
2027	670
2028	653
2029	599
2030	450
Thereafter	157
Total lease payments	2,701
Less: imputed interest	(193)
Total lease obligations	$2,508

At  September 30, 2026, the Company had not entered into any material leases that have not yet commenced.

The Bank owns its corporate headquarters building, the first floor of which is occupied by multiple tenants. The Bank, as lessor, also leases a portion of one of its branch locations. All tenant leases are operating leases. The Bank, as lessor, recognized lease income of $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2026 and 2025, respectively.

INVESTAR HOLDING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14. SUBSEQUENT EVENTS

On October 1, 2026, the Company completed the purchase of commercial and industrial, variable-rate revolving lines of credit with an unpaid principal balance of approximately $65.0 million and total commitments of $81.9 million.

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

•	increasing costs of complying with new and potential future regulations;

•	new or increasing geopolitical tensions, including conflicts and wars in the Middle East, Ukraine and Israel and surrounding areas or new areas;

•	the emergence or worsening of widespread public health challenges or pandemics;

•	concentration of credit exposure;

•	any deterioration in asset quality and higher loan charge-offs, and the time and effort necessary to resolve problem assets;

•	fluctuations in the price of oil and natural gas;

•	data processing system failures and errors;

•

risks associated with our digital transformation process, including increased risks of cyberattacks and other security breaches and challenges associated with addressing the increased prevalence of artificial intelligence;

•	risks of losses resulting from increased fraud attacks against us, our customers and others in the financial services industry;

•	potential impairment of our goodwill and other intangible assets;

•	the impact of litigation and other legal proceedings to which we become subject;

•	competitive pressures in the commercial finance, retail banking, mortgage lending and consumer finance industries, as well as the financial resources of, and products offered by, competitors;

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

The Bank commenced operations in 2006, and we completed our initial public offering in July 2014. On July 1, 2019, the Bank changed from a Louisiana state bank charter to a national bank charter, and its name changed to Investar Bank, National Association. Through the Bank, we provide full banking services, excluding trust services, tailored primarily to meet the needs of individuals, professionals, and small to medium-sized businesses. Our primary areas of operation are south Louisiana, including Baton Rouge, New Orleans, Lafayette, Lake Charles, and their surrounding areas; Texas, including Houston and its surrounding area, and, as of January 1, 2026, north Dallas and Wichita Falls and their surrounding areas; and Alabama, including York and Oxford and their surrounding areas. At September 30, 2026, we operated 36 full service branches consisting of 20 full service branches in Louisiana, ten full service branches in Texas, and six full service branches in Alabama.

Our strategy focuses on consistent, quality earnings through the optimization of our balance sheet, which includes originating and renewing high quality, primarily variable-rate, loans and allowing higher risk credit relationships to run off. Our strategy also includes growth through acquisitions, including whole-bank acquisitions, strategic branch acquisitions and asset acquisitions. We have completed eight whole-bank acquisitions since 2011 and regularly review acquisition opportunities. Our most recent whole bank acquisition was completed in January 2026. For additional information, see “Acquisition of WFB” below.

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

Acquisition of WFB

On July 1, 2025, we announced that we had entered into the Agreement and Plan of Merger by and between the Company and WFB, headquartered in Wichita Falls, Texas, which provided for the merger of WFB with and into the Company, with the Company as the surviving corporation, followed by the merger of FNB, WFB’s wholly-owned subsidiary, with and into the Bank, with the Bank as the surviving bank. We completed the acquisition of WFB and FNB on January 1, 2026. All of the issued and outstanding shares of WFB common stock were converted into aggregate merger consideration consisting of $7.2 million in cash and 3,955,272 shares of our common stock for an aggregate transaction value of $112.9 million. This value is based on the Company’s closing stock price on December 31, 2025 of $26.72 per common share. On January 1, 2026, we acquired $1.14 billion in total assets, $950.2 million in net loans and $1.02 billion in total deposits. For additional information, see Note 2. Business Combinations.

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

Changing Inflation and Interest Rates. During 2025, beginning in September 2025, the Federal Reserve reduced the federal funds target rate three times by 75 basis points on a cumulative basis to 3.50% to 3.75% where it remained until September 2026. In September 2026, the Federal Reserve raised the federal funds target rate by 25 basis points to 3.75% to 4.00%. Accordingly, the prevailing federal funds target rate for the three and nine months ended September 30, 2026 was lower than for the three and nine months ended September 30, 2025.

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

Overview of Financial Condition and Results of Operations

Total assets increased $1.03 billion, or 36.5%, to $3.87 billion at September 30, 2026, compared to $2.83 billion at December 31, 2025. The acquisition of WFB increased total assets by $1.14 billion on January 1, 2026.

For the three months ended September 30, 2026, net income available to common shareholders was $11.1 million, or $0.74 per diluted common share, compared to net income available to common shareholders of $5.7 million, or $0.54 per diluted common share, for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, net income available to common shareholders was $31.6 million, or $2.11 per diluted common share, compared to net income available to common shareholders of $16.4 million, or $1.62 per diluted common share, for the nine months ended September 30, 2025.

At September 30, 2026, the Company and Bank were each in compliance with all regulatory capital requirements, and the Bank was considered “well-capitalized” under the FDIC’s prompt corrective action regulations.

Key components of our performance for the three and nine months ended September 30, 2026 are summarized below.

●	Total loans increased $890.8 million, or 40.9%, to $3.07 billion at September 30, 2026, compared to $2.18 billion at December 31, 2025.

●

Total deposits increased $830.5 million, or 35.3%, to $3.18 billion at September 30, 2026, compared to $2.35 billion at December 31, 2025. Noninterest-bearing deposits increased $193.2 million, or 43.3%, to $639.2 million at September 30, 2026, compared to $446.0 million at December 31, 2025. As of September 30, 2026, estimated uninsured deposits represented approximately 36% of our total deposits.

●

Net interest income for the three months ended September 30, 2026 was $33.8 million, an increase of $12.6 million, or 59.6%, compared to $21.2 million for the three months ended September 30, 2025, which was the result of a $16.2 million increase in interest income partially offset by a $3.6 million increase in interest expense. Net interest income for the nine months ended September 30, 2026 was $99.9 million, an increase of $40.7 million, or 68.9%, compared to $59.1 million for the nine months ended September 30, 2025, which was the result of a $52.8 million increase in interest income partially offset by a $12.1 million increase in interest expense.

●

During the three months ended September 30, 2026, our net interest margin was 3.73%, compared to 3.16% for the three months ended September 30, 2025. During the nine months ended September 30, 2026, our net interest margin was 3.66%, compared to 3.02% for the nine months ended September 30, 2025. We experienced margin expansion as our yield on interest-earning assets increased and our overall cost of funds decreased for the respective periods.

●

For the three months ended September 30, 2026, we recorded a reversal of credit losses of $0.1 million compared to a provision for credit losses of $0.1 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, we recorded a reversal of credit losses of $2.0 million compared to a reversal of credit losses of $3.3 million for the nine months ended September 30, 2025.

●

Noninterest income increased $0.1 million, or 2.1%, to $3.0 million for the three months ended September 30, 2026, compared to $3.0 million for the three months ended September 30, 2025. Noninterest income increased $1.5 million, or 19.7%, to $9.1 million for the nine months ended September 30, 2026, compared to $7.6 million for the nine months ended September 30, 2025.

●

Noninterest expense increased $6.2 million, or 37.6%, to $22.7 million for the three months ended September 30, 2026, compared to $16.5 million for the three months ended September 30, 2025. Noninterest expense increased $20.8 million, or 42.0%, to $70.2 million for the nine months ended September 30, 2026, compared to $49.5 million for the nine months ended September 30, 2025.

●	Nonperforming loans were 0.70% of total loans at September 30, 2026, compared to 0.43% at December 31, 2025.

●

Return on average assets increased to 1.21% for the three months ended September 30, 2026, compared to 0.88% for the three months ended September 30, 2025. Return on average assets increased to 1.15% for the nine months ended September 30, 2026, compared to 0.82% for the nine months ended September 30, 2025.

●

Return on average common equity was 11.16% for the three months ended September 30, 2026, compared to 8.60% for the three months ended September 30, 2025. Return on average common equity was 10.82% for the nine months ended September 30, 2026, compared to 8.64% for the nine months ended September 30, 2025.

●	Book value per common share was $27.89 at September 30, 2026, compared to $27.63 at December 31, 2025.

●

During the three months ended September 30, 2026, we paid $0.7 million to repurchase 25,113 shares of common stock compared to $0.3 million to repurchase 14,722 shares of common stock during the three months ended September 30, 2025. During the nine months ended September 30, 2026, we paid $3.1 million to repurchase 105,768 shares of common stock compared to $1.6 million to repurchase 85,779 shares of common stock during the nine months ended September 30, 2025.

●	Stockholders’ equity increased $112.9 million, or 37.5%, to $414.0 million at September 30, 2026 compared to $301.1 million at December 31, 2025.

Discussion and Analysis of Financial Condition

Loans

General. Loans constitute our most significant asset, comprising 79.3% and 76.8% of our total assets at September 30, 2026 and December 31, 2025, respectively. Total loans increased $890.8 million, or 40.9%, to $3.07 billion at September 30, 2026, compared to $2.18 billion at December 31, 2025. The increase in loans was primarily the result of the acquisition of WFB, which increased total loans by $961.9 million on January 1, 2026. We are emphasizing the origination of high margin loans that promote long-term profitability and proactively exiting credit relationships that do not fit this strategy. Our variable-rate loans as a percentage of total loans increased to 51% at September 30, 2026 compared to 38% at December 31, 2025. Included in variable-rate loans as of September 30, 2026 are adjustable-rate mortgage loans we acquired in connection with our acquisition of WFB.

The table below sets forth the balance of loans outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans (dollars in thousands).

	September 30, 2026		December 31, 2025
		Percentage of		Percentage of
	Amount	Total Loans	Amount	Total Loans
Construction and development	$228,516	7.5%	$147,980	6.8%
1-4 Family	924,357	30.1	376,238	17.3
Multifamily	143,421	4.7	130,005	6.0
Farmland	11,956	0.4	4,788	0.2
Commercial real estate
Owner-occupied(1)	515,704	16.8	460,126	21.1
Nonowner-occupied	497,121	16.2	452,142	20.8
Total mortgage loans on real estate	2,321,075	75.7	1,571,279	72.2
Commercial and industrial(1)	733,741	23.9	595,263	27.4
Consumer	11,992	0.4	9,431	0.4
Total loans	$3,066,808	100%	$2,175,973	100%

(1)	The Company’s business lending portfolio consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans.

At September 30, 2026, the Company’s business lending portfolio, which consists of loans secured by owner-occupied commercial real estate properties and commercial and industrial loans, was $1.25 billion, an increase of $194.1 million, or 18.4%, compared to $1.06 billion at December 31, 2025. The increase in the business lending portfolio was primarily driven by the acquisition of WFB and increased commercial and industrial loan production, partially offset by loan amortization.

Construction and development loans totaled $228.5 million at September 30, 2026, an increase of $80.5 million, or 54.4%, compared to $148.0 million at December 31, 2025. The increase in construction and development loans was primarily due to the acquisition of WFB, partially offset by planned run off of loans acquired from WFB, consisting primarily of consumer mortgage and nonowner-occupied construction loans, and conversions to permanent loans upon completion of construction.

1-4 Family loans totaled $924.4 million at September 30, 2026, an increase of $548.1 million, or 145.7%, compared to $376.2 million at December 31, 2025. The increase in 1-4 family loans was primarily due to the acquisition of WFB. Substantially all of the 1-4 family loans acquired from WFB were consumer mortgage loans with an adjustable rate.

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

The consumer mortgage portfolio was approximately $814.0 million and $224.5 million at September 30, 2026 and December 31, 2025, respectively. The increase was due to the acquisition of WFB. Our consumer mortgage portfolio is included in the 1-4 family and construction and development categories. At September 30, 2026, the remaining loans in the construction and development category consisted primarily of commercial properties, and the remaining loans in the 1-4 family category consisted primarily of second mortgages, home equity loans, home equity lines of credit, and business purpose loans secured by 1-4 family residential real estate.

Nonowner-occupied loans totaled $497.1 million at September 30, 2026, an increase of $45.0 million, or 9.9%, compared to $452.1 million at December 31, 2025. The increase in nonowner-occupied loans was primarily due to the acquisition of WFB, organic growth and conversions of construction and development loans to nonowner-occupied loans upon completion of construction, partially offset by loan amortization.

Loan Concentrations. Loan concentrations are considered to exist when there are amounts loaned to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2026 and December 31, 2025, we had no concentrations of loans exceeding 10% of total loans other than loans in the categories listed in the table above.

The table below sets forth the balance of owner-occupied loans by industry based on NAICS code and nonowner-occupied loans by property type as of the dates presented (dollars in thousands).

	September 30, 2026		December 31, 2025
	Amount	Percentage of Total	Amount	Percentage of Total
Owner-occupied
Retail trade	$130,913	25%	$129,973	28%
Real estate	62,658	12	39,930	9
Wholesale trade	57,523	11	59,282	13
Healthcare and social assistance	43,957	9	42,522	9
Accommodation and food services	38,700	8	30,884	7
Other services (except public administration)	35,019	7	32,147	7
Mining, quarrying, and oil and gas extraction	32,724	6	34,119	7
Manufacturing	26,093	5	20,733	5
Construction	21,333	4	16,193	4
All other(1)	66,784	13	54,343	11
Total owner-occupied	$515,704	100%	$460,126	100%

Nonowner-occupied
Retail	$156,204	31%	$157,272	35%
Office	97,162	20	82,833	18
Healthcare	81,584	16	85,921	19
Warehouse	68,035	14	49,254	11
Hotel/motel	28,745	6	29,956	7
All other	65,391	13	46,906	10
Total nonowner-occupied	$497,121	100%	$452,142	100%

(1)	No individual category within “All other” represents more than 4% of total owner-occupied loans.

The following table reflects contractual loan maturities of loans in our loan portfolio and the amount of such loans with fixed and variable interest rates in each maturity range at September 30, 2026 (dollars in thousands). Adjustable-rate mortgage loans that we acquired in connection with our acquisition of WFB are reflected in the “Loans with variable rates” portion of the table; however, the rate of these loans is generally fixed for an initial period depending on the loan terms.

	One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Mortgage loans on real estate:
Construction and development	$171,819	$44,955	$11,405	$337	$228,516
1-4 Family	31,027	93,382	41,837	758,111	924,357
Multifamily	26,697	97,383	7,438	11,903	143,421
Farmland	4,191	5,960	1,549	256	11,956
Commercial real estate
Owner-occupied	127,535	223,098	161,804	3,267	515,704
Nonowner-occupied	196,666	204,675	91,833	3,947	497,121
Commercial and industrial	417,332	190,888	125,447	74	733,741
Consumer	2,209	8,204	1,360	219	11,992
Total loans	$977,476	$868,545	$442,673	$778,114	$3,066,808

Loans with fixed rates:
Mortgage loans on real estate:
Construction and development	$70,790	$20,575	$3,542	$143	$95,050
1-4 Family	19,310	62,093	34,362	199,075	314,840
Multifamily	23,328	51,461	4,872	77	79,738
Farmland	3,355	5,113	435	—	8,903
Commercial real estate
Owner-occupied	29,452	151,188	148,887	—	329,527
Nonowner-occupied	115,552	186,805	72,214	—	374,571
Commercial and industrial	42,810	130,744	106,041	—	279,595
Consumer	1,873	7,160	1,115	80	10,228
Total loans with fixed rates	$306,470	$615,139	$371,468	$199,375	$1,492,452

Loans with variable rates:
Mortgage loans on real estate:
Construction and development	$101,029	$24,380	$7,863	$194	$133,466
1-4 Family	11,717	31,289	7,475	559,036	609,517
Multifamily	3,369	45,922	2,566	11,826	63,683
Farmland	836	847	1,114	256	3,053
Commercial real estate
Owner-occupied	98,083	71,910	12,917	3,267	186,177
Nonowner-occupied	81,114	17,870	19,619	3,947	122,550
Commercial and industrial	374,522	60,144	19,406	74	454,146
Consumer	336	1,044	245	139	1,764
Total loans with variable rates	$671,006	$253,406	$71,205	$578,739	$1,574,356

Investment Securities

We purchase investment securities primarily to provide a source for meeting liquidity needs, with return on investment a secondary consideration. We also use investment securities as collateral for certain deposits and other types of borrowings. Investment securities represented 11.9% of our total assets and totaled $459.7 million at September 30, 2026, an increase of $40.9 million, or 9.8%, from $418.8 million at December 31, 2025. The increase in investment securities at September 30, 2026 compared to December 31, 2025 was driven primarily by an $18.8 million increase in commercial mortgage-backed securities, an $18.6 million increase in obligations of the U.S. Treasury and U.S. government agencies and corporations and a $6.3 million increase in residential mortgage-backed securities. Due in large part to higher interest rates and market volatility, net unrealized losses in our AFS investment securities portfolio totaled $67.4 million at September 30, 2026, compared to $45.4 million at December 31, 2025. For additional information, see Note 4. Investment Securities.

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

	September 30, 2026		December 31, 2025
	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Obligations of the U.S. Treasury and U.S. government agencies and corporations	$37,363	8.1%	$18,751	4.5%
Obligations of state and political subdivisions	61,479	13.4	62,613	14.9
Corporate bonds	23,056	5.0	24,682	5.9
Residential mortgage-backed securities	255,500	55.6	249,247	59.5
Commercial mortgage-backed securities	82,284	17.9	63,520	15.2
Total	$459,682	100%	$418,813	100%

The investment portfolio consists of AFS and HTM securities. We do not hold any investments classified as trading. We classify debt securities as HTM if management has the positive intent and ability to hold the securities to maturity. HTM debt securities are stated at amortized cost. Securities not classified as HTM are classified as AFS and are stated at fair value. The carrying values of our AFS securities are adjusted for unrealized gains or losses not attributable to credit losses as valuation allowances, and any gains or losses are reported on an after-tax basis as a component of other comprehensive (loss) income. As of September 30, 2026, AFS securities comprised 90% of our total investment securities compared to 88% at December 31, 2025.

We perform a quarterly assessment to develop an estimate of expected credit losses on the investment portfolio, which considers the nature of the investments, credit ratings, current interest rate environment, the financial health of the issuer, ratings changes and outlook, explicit and implicit guarantees, and insurance programs, among other factors. The unrealized losses in obligations of state and political subdivisions were caused by interest rate changes. These securities generally benefit from stable, dedicated revenue sources and a legal framework that prioritizes bondholder payments, which significantly mitigates credit risk. The unrealized losses in mortgage-backed securities were caused by interest rate changes. These securities are either guaranteed by the U.S. government or by a government-sponsored enterprise and are generally considered to be risk-free. We intend to hold these securities either until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their amortized cost basis. We determined that the declines in the fair values of the AFS and HTM securities portfolio were not attributable to credit losses at September 30, 2026 and December 31, 2025. Accordingly, no ACL was recorded related to our investment securities.

The table below sets forth the stated maturities and weighted average yields of our investment debt securities based on the amortized cost of our investment portfolio at September 30, 2026 (dollars in thousands).

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity:
Obligations of state and political subdivisions	$—	—%	$1,881	4.10%	$7,255	5.90%	$36,100	7.17%
Residential mortgage-backed securities	—	—	—	—	—	—	1,803	3.16
Available for sale:
Obligations of the U.S. Treasury and U.S. government agencies and corporations	1,002	3.51	13,771	4.47	24,157	4.25	360	4.21
Obligations of state and political subdivisions	29	2.99	5,791	2.60	5,376	2.55	7,647	3.56
Corporate bonds	750	3.43	10,115	4.91	12,959	4.41	750	7.91
Residential mortgage-backed securities	—	—	262	1.92	3,994	3.37	300,881	2.91
Commercial mortgage-backed securities	—	—	11,484	4.51	5,678	3.92	75,036	3.67
	$1,781		$43,304		$59,419		$422,577

The maturity of mortgage-backed securities reflects scheduled repayments based upon the contractual maturities of the securities. Weighted average yields on tax-exempt securities are calculated based on amortized cost on a fully tax equivalent basis assuming a federal tax rate of 21%, when applicable.

Deposits

The following table sets forth the composition of our deposits and the percentage of each deposit type to total deposits at September 30, 2026 and December 31, 2025 (dollars in thousands).

	September 30, 2026		December 31, 2025
	Amount	Percentage of Total Deposits	Amount	Percentage of Total Deposits
Noninterest-bearing demand deposits	$639,188	20.1%	$445,986	19.0%
Interest-bearing demand deposits	987,710	31.1	608,807	25.9
Money market deposits	346,569	10.9	255,500	10.9
Brokered demand deposits	257	—	2	—
Savings deposits	159,995	5.0	136,124	5.8
Brokered time deposits	63,981	2.0	204,069	8.7
Time deposits	983,071	30.9	699,761	29.7
Total deposits	$3,180,771	100%	$2,350,249	100%

Total deposits were $3.18 billion at September 30, 2026, an increase of $830.5 million, or 35.3%, compared to $2.35 billion at December 31, 2025. The increase in deposits was primarily the result of the acquisition of WFB, which increased total deposits by $1.02 billion on January 1, 2026, consisting of $187.9 million and $835.5 million of noninterest-bearing deposits and interest-bearing deposits, respectively.

The increase in noninterest-bearing demand deposits, interest-bearing demand deposits, and money market deposits at September 30, 2026 compared to December 31, 2025 was primarily the result of the acquisition of WFB and organic growth. The increase in time deposits at September 30, 2026 compared to December 31, 2025 was primarily the result of the acquisition of WFB, partially offset by the run-off of higher yielding time deposits. Brokered time deposits decreased to $64.0 million at September 30, 2026 from $204.1 million at December 31, 2025. We utilize brokered time deposits, entirely in denominations of less than $250,000, to secure fixed cost funding and reduce short-term borrowings. At September 30, 2026, the balance of brokered time deposits remained below 10% of total assets, and the remaining weighted average duration was approximately five months with a weighted average rate of 3.93%. At December 31, 2025, the balance of brokered time deposits was below 10% of total assets, and the remaining weighted average duration was approximately five months with a weighted average rate of 4.03%.

At September 30, 2026, our estimated uninsured deposits were $1.13 billion, or approximately 36% of total deposits, compared to $793.2 million, or approximately 34% of our total deposits at December 31, 2025. The estimates are based on the same methodologies and assumptions used for our regulatory reporting requirements. The insured deposit data does not reflect an evaluation of all of the account ownership category distinctions that would determine the availability of deposit insurance to individual accounts based on FDIC regulations.

The following table shows scheduled maturities of time deposits in excess of the FDIC insurance limit of $250,000 at September 30, 2026 and December 31, 2025 (dollars in thousands).

	September 30, 2026	December 31, 2025
Time remaining until maturity:
Three months or less	$119,842	$103,130
Over three months through six months	116,806	60,840
Over six months through twelve months	100,949	62,241
Over twelve months	17,903	10,320
Total	$355,500	$236,531

Borrowings

At September 30, 2026, total borrowings included securities sold under agreements to repurchase, FHLB advances, subordinated debt issued in 2022, and junior subordinated debentures assumed through acquisitions.

We had $10.4 million of securities sold under agreements to repurchase at September 30, 2026 and $11.2 million at December 31, 2025.

Our advances from the FHLB were $184.5 million at September 30, 2026, an increase of $68.5 million compared to FHLB advances of $116.0 million at December 31, 2025. Based on original maturities, at September 30, 2026, $84.5 million were short-term and $100.0 million were long-term FHLB advances, compared to $36.0 million short-term and $80.0 million long-term FHLB advances at December 31, 2025. FHLB advances are used to fund new loan and investment activity that is not funded by deposits or other borrowings.

The main source of our short-term borrowings are advances from the FHLB. The rate charged for advances from the FHLB is directly tied to the Federal Reserve’s federal funds target rate. As of September 30, 2026, the federal funds target rate was 3.75% to 4.00%.

The average balances and cost of short-term borrowings for the three and nine months ended September 30, 2026 and 2025 are summarized in the table below (dollars in thousands).

	Average Balances				Cost of Short-term Borrowings
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Federal funds purchased and short-term FHLB advances	$33,291	$17,243	$39,156	$25,523	3.77%	4.44%	3.81%	4.44%
Repurchase agreements	12,128	11,209	16,503	11,622	0.81	0.61	0.79	0.70
Total short-term borrowings	$45,419	$28,452	$55,659	$37,145	2.98%	2.93%	2.91%	3.27%

The following table sets forth certain information regarding securities sold under agreements to repurchase for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Repurchase agreements:
Amount outstanding at period end	$10,444	$15,066	$10,444	$15,066
Average amount outstanding during the period	12,128	11,209	16,503	11,622
Maximum amount at any month end during the period	12,368	15,066	18,575	16,082
Weighted-average interest rate at period end	0.77%	0.25%	0.77%	0.25%
Weighted-average interest rate during period	0.81	0.61	0.79	0.70

The carrying value of the subordinated debt, which consists entirely of our 2032 Notes, was $16.8 million and $16.7 million at September 30, 2026 and December 31, 2025, respectively. The $23.0 million and $8.8 million in junior subordinated debt at September 30, 2026 and December 31, 2025, respectively, represented the junior subordinated debentures that we assumed through acquisitions. The increase in junior subordinated debt was due to the acquisition of WFB and consisted of $9.2 million of unsecured debt obligations due to trusts and a $5.0 million loan, which matures in October 2029, related to our Southlake corporate office. On January 1, 2026, we assumed WFB’s obligations on an unsecured basis with respect to a $10.0 million note to TIB, N.A. We repaid the note in full in January 2026.

For a description of the 2032 Notes, see our Annual Report, Part II. Item 7. “MD&A – Discussion and Analysis of Financial Condition – Borrowings – 2032 Notes” and Note 10 to the financial statements included in such report.

Stockholders’ Equity

Stockholders’ equity was $414.0 million at September 30, 2026, an increase of $112.9 million compared to December 31, 2025. The increase was primarily attributable to the acquisition of WFB and $33.2 million of net income for the nine months ended September 30, 2026, partially offset by a $17.5 million increase in accumulated other comprehensive loss due to a decrease in the fair value of the Bank’s AFS securities portfolio, $4.8 million in dividends declared on common stock, $3.1 million for share repurchases, and $1.6 million in dividends declared on the Series A Preferred Stock.

Results of Operations

Performance Summary

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$11,655	$6,179	$33,151	$16,966
Net income available to common shareholders	11,127	5,651	31,567	16,438
Diluted earnings per common share	0.74	0.54	2.11	1.62

Performance Ratios
Return on average assets	1.21%	0.88%	1.15%	0.82%
Return on average common equity	11.16	8.60	10.82	8.64

Book value per common share	$27.89	$26.96	$27.89	$26.96

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

The primary factors affecting net interest margin are changes in interest rates, competition, and the shape of the interest rate yield curve. The Federal Reserve Board sets various benchmark rates, including the federal funds target rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. During 2025, beginning in September, the Federal Reserve reduced the federal funds target rate three times by 75 basis points on a cumulative basis to a range of 3.50% to 3.75%. In September 2026, the Federal reserve raised the federal funds target rate by 25 basis points to a range of 3.75% to 4.00%, where it remained as of November 5, 2026. Accordingly, the prevailing federal funds target rate during the three and nine months ended September 30, 2026 was lower than during the three and nine months ended September 30, 2025. For additional discussion, see Certain Events That Affect Period-over-Period Comparability – Changing Inflation and Interest Rates.

Three months ended September 30, 2026 vs. three months ended September 30, 2025. Net interest income increased 59.6% to $33.8 million for the three months ended September 30, 2026 compared to $21.2 million for the same period in 2025. The increase was primarily due to a higher average balance of, and an increase in the yield on, the loan portfolio, and a decrease in the average balance of brokered time deposits, partially offset by an increase in the average balance of interest-bearing demand deposits and time deposits. Average loans increased by $897.1 million for the three months ended September 30, 2026 primarily due to the acquisition of WFB, which, in addition to higher loan yields, resulted in a $15.7 million increase in interest income on loans compared to the same period in 2025. Average brokered time deposits were $47.2 million for the three months ended September 30, 2026 compared to $242.2 million during the three months ended September 30, 2025, which along with lower rates paid, resulted in a $2.4 million decrease in interest expense for the three months ended September 30, 2026 compared to the same period in 2025. Average interest-bearing demand deposits increased by $507.5 million, which, combined with an increase in rates, resulted in a $3.2 million increase in interest expense in the third quarter of 2026 compared to the same period in 2025. A higher average balance of time deposits partially offset by a decrease in rates paid on time deposits resulted in a $2.1 million increase in interest expense compared to the same period in 2025. Average noninterest-bearing deposits increased by $172.9 million. Our yield on interest-earning assets increased primarily due to an increase in the average balance of, and the yield on, the loan portfolio. Rates paid on interest-bearing liabilities decreased primarily as a result of the overall decrease in prevailing interest rates.

Interest income was $53.3 million for the three months ended September 30, 2026, compared to $37.1 million for the same period in 2025. Loan interest income made up substantially all of our interest income for the three months ended September 30, 2026 and 2025, although interest on investment securities contributed 8.6% of interest income during the third quarter of 2026 compared to 10.2% during the third quarter of 2025. The overall yield on interest-earning assets was 5.88% and 5.53% for the three months ended September 30, 2026 and 2025, respectively. The loan portfolio yielded 6.30% and 6.03% for the three months ended September 30, 2026 and 2025, respectively, while the yield on the investment portfolio was 3.52% for the three months ended September 30, 2026 compared to 3.28% for the three months ended September 30, 2025. The overall yield on interest-earning assets increased 35 basis points for the quarter ended September 30, 2026 compared to the quarter ended September 30, 2025 and was primarily driven by a 27 basis point increase in the yield on the loan portfolio and a 24 basis point increase in the yield on the investment securities portfolio.

Interest expense was $19.6 million for the three months ended September 30, 2026, an increase of $3.6 million compared to interest expense of $15.9 million for the three months ended September 30, 2025. An increase in interest expense of $4.3 million resulted from an increase in the volume of interest-bearing liabilities, primarily interest-bearing demand deposits and time deposits, partially offset by a decrease in the volume of brokered time deposits. A decrease of $0.7 million resulted from the decrease in the cost of interest-bearing liabilities, primarily time deposits and brokered time deposits. Average interest-bearing liabilities increased by $705.2 million for the three months ended September 30, 2026 compared to the same period in 2025, while average interest-bearing deposits increased by $634.0 million, primarily due to an increase in average interest-bearing demand deposits and average time deposits, partially offset by a decrease in average brokered time deposits. We increased rates on our interest-bearing demand deposits during the third quarter of 2026 compared to the third quarter of 2025 to attract and retain lower cost deposits relative to higher cost short-term borrowings and brokered time deposits, and the interest-bearing demand deposits acquired from WFB had a higher rate than legacy interest-bearing demand deposits. Average time deposits increased due to the acquisition of WFB; however, we reduced rates on our time deposits during the third quarter of 2026 compared to the third quarter of 2025 due to lower prevailing market interest rates. The cost of interest-bearing deposits decreased 31 basis points to 2.73% for the three months ended September 30, 2026 compared to 3.04% for the three months ended September 30, 2025 primarily as a result of a lower average balance of, and a decrease in rates paid on, brokered time deposits and a decrease in rates paid on time deposits, partially offset by a higher average balance of time deposits and a higher average balance of, and an increase in rates paid on, interest-bearing demand deposits. The cost of interest-bearing liabilities decreased 28 basis points to 2.83% for the three months ended September 30, 2026 compared to 3.11% for the same period in 2025.

Net interest margin was 3.73% for the three months ended September 30, 2026, an increase of 57 basis points from 3.16% for the three months ended September 30, 2025. The increase in net interest margin was primarily driven by a 35 basis point increase in the yield on interest-earning assets and a 28 basis point decrease in the cost of interest-bearing liabilities.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the three months ended September 30, 2026 and 2025. Averages presented in the table below are daily averages (dollars in thousands).

	Three months ended September 30,
	2026			2025
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$3,038,414	$48,257	6.30%	$2,141,280	$32,563	6.03%
Securities:
Taxable	459,120	3,824	3.30	406,153	3,096	3.02
Tax-exempt	55,937	740	5.25	51,442	689	5.31
Interest-earning balances with banks	41,298	501	4.81	60,431	747	4.90
Total interest-earning assets	3,594,769	53,322	5.88	2,659,306	37,095	5.53
Cash and due from banks	29,980			27,102
Intangible assets	71,544			41,370
Other assets	153,987			96,704
Allowance for credit losses	(36,108)			(27,144)
Total assets	$3,814,172			$2,797,338
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$1,343,655	$7,958	2.35%	$836,137	$4,802	2.28%
Brokered demand deposits	3,818	36	3.80	109	1	4.59
Savings deposits	162,689	395	0.96	136,314	380	1.11
Brokered time deposits	47,244	457	3.84	242,224	2,842	4.66
Time deposits	995,938	8,752	3.49	704,593	6,701	3.77
Total interest-bearing deposits	2,553,344	17,598	2.73	1,919,377	14,726	3.04
Short-term borrowings(2)	45,419	341	2.98	28,452	210	2.93
Long-term debt	139,756	1,618	4.59	85,521	1,006	4.66
Total interest-bearing liabilities	2,738,519	19,557	2.83	2,033,350	15,942	3.11
Noninterest-bearing deposits	623,939			451,029
Other liabilities	25,907			21,786
Stockholders’ equity	425,807			291,173
Total liabilities and stockholders’ equity	$3,814,172			$2,797,338
Net interest income/net interest margin		$33,765	3.73%		$21,153	3.16%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods and are not presented on a tax equivalent basis. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Three months ended September 30, 2026 vs.
	Three months ended September 30, 2025
	Volume	Rate	Net(1)
Interest income:
Loans	$13,643	$2,051	$15,694
Securities:
Taxable	404	324	728
Tax-exempt	60	(9)	51
Interest-earning balances with banks	(236)	(10)	(246)
Total interest-earning assets	13,871	2,356	16,227
Interest expense:
Interest-bearing demand deposits	2,915	241	3,156
Brokered demand deposits	43	(8)	35
Savings deposits	73	(58)	15
Brokered time deposits	(2,288)	(97)	(2,385)
Time deposits	2,771	(720)	2,051
Short-term borrowings	126	5	131
Long-term debt	638	(26)	612
Total interest-bearing liabilities	4,278	(663)	3,615
Change in net interest income	$9,593	$3,019	$12,612

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

Nine months ended September 30, 2026 vs. nine months ended September 30, 2025. Net interest income increased 68.9% to $99.9 million for the nine months ended September 30, 2026 compared to $59.1 million for the same period in 2025. The increase was primarily due to a higher average balance of, and an increase in the yield on, the loan portfolio, and a decrease in the average balance of brokered time deposits, partially offset by an increase in the average balance of interest-bearing demand deposits and time deposits. Average loans increased by $942.9 million for the nine months ended September 30, 2026 primarily due to the acquisition of WFB, which, in addition to higher loan yields, resulted in a $49.7 million increase in interest income on loans compared to the same period in 2025. Average brokered time deposits were $90.6 million for the nine months ended September 30, 2026 compared to $249.9 million during the nine months ended September 30, 2025, which along with lower rates paid, resulted in a $6.2 million decrease in interest expense for the nine months ended September 30, 2026 compared to the same period in 2025. Average interest-bearing demand deposits increased by $517.2 million, which, combined with an increase in rates, resulted in a $10.1 million increase in interest expense in the nine months ended September 30, 2026 compared to the same period in 2025. A higher average balance of time deposits partially offset by a decrease in rates paid on time deposits resulted in a $6.1 million increase in interest expense compared to the same period in 2025. Average noninterest-bearing deposits increased by $185.0 million. Our yield on interest-earning assets increased primarily due to an increase in the average balance of, and the yield on, the loan portfolio. Rates paid on interest-bearing liabilities decreased primarily as a result of the overall decrease in prevailing interest rates.

Interest income was $159.7 million for the nine months ended September 30, 2026, compared to $106.9 million for the same period in 2025. Loan interest income made up substantially all of our interest income for the nine months ended September 30, 2026 and 2025, although interest on investment securities contributed 8.3% of interest income during the nine months ended September 30, 2026 compared to 10.1% during the nine months ended September 30, 2025. The overall yield on interest-earning assets was 5.86% and 5.46% for the nine months ended September 30, 2026 and 2025, respectively. The loan portfolio yielded 6.29% and 5.95% for the nine months ended September 30, 2026 and 2025, respectively, while the yield on the investment portfolio was 3.49% for the nine months ended September 30, 2026 compared to 3.20% for the nine months ended September 30, 2025. The overall yield on interest-earning assets increased 40 basis points for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 and was primarily driven by a 34 basis point increase in the yield on the loan portfolio and a 29 basis point increase in the yield on the investment securities portfolio.

Interest expense was $59.9 million for the nine months ended September 30, 2026, an increase of $12.1 million compared to interest expense of $47.7 million for the nine months ended September 30, 2025. An increase in interest expense of $14.4 million resulted from an increase in the volume of interest-bearing liabilities, primarily interest-bearing deposits and time deposits, partially offset by a decrease in the volume of brokered time deposits. A decrease of $2.3 million resulted from the decrease in the cost of interest-bearing liabilities, primarily time deposits and brokered time deposits, partially offset by an increase in the cost of interest-bearing demand deposits. Average interest-bearing liabilities increased by $768.9 million for the nine months ended September 30, 2026 compared to the same period in 2025, while average interest-bearing deposits increased by $696.5 million, primarily due to an increase in average interest-bearing demand deposits and average time deposits, partially offset by a decrease in average brokered time deposits. We increased rates on our interest-bearing demand deposits during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 to attract and retain lower cost deposits relative to higher cost short-term borrowings and brokered time deposits, and the interest-bearing demand deposits acquired from WFB had a higher rate than legacy interest-bearing demand deposits. Average time deposits increased due to the acquisition of WFB; however, we reduced rates on our time deposits during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to lower prevailing market interest rates. The cost of interest-bearing deposits decreased 31 basis points to 2.77% for the nine months ended September 30, 2026 compared to 3.08% for the nine months ended September 30, 2025 primarily as a result of a lower average balance of, and a decrease in rates paid on, brokered time deposits and a decrease in rates paid on time deposits, partially offset by a higher average balance of time deposits and a higher average balance of, and an increase in rates paid on, interest-bearing demand deposits. The cost of interest-bearing liabilities decreased 28 basis points to 2.87% for the nine months ended September 30, 2026 compared to 3.15% for the same period in 2025.

Net interest margin was 3.66% for the nine months ended September 30, 2026, an increase of 64 basis points from 3.02% for the nine months ended September 30, 2025. The increase in net interest margin was primarily driven by a 40 basis point increase in the yield on interest-earning assets and a 28 basis point decrease in the cost of interest-bearing liabilities.

Average Balances and Yields. The following table sets forth average balance sheet data, including all major categories of interest-earning assets and interest-bearing liabilities, together with the interest earned or paid and the average yield or rate paid on each such category for the nine months ended September 30, 2026 and 2025. Averages presented in the table below are daily averages (dollars in thousands).

	Nine months ended September 30,
	2026			2025
	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Yield/ Rate(1)
Assets
Interest-earning assets:
Loans	$3,061,123	$143,926	6.29%	$2,118,268	$94,255	5.95%
Securities:
Taxable	449,384	10,986	3.27	398,778	8,736	2.93
Tax-exempt	56,262	2,224	5.28	50,631	2,025	5.35
Interest-earning balances with banks	78,320	2,589	4.42	50,688	1,872	4.94
Total interest-earning assets	3,645,089	159,725	5.86	2,618,365	106,888	5.46
Cash and due from banks	31,600			26,475
Intangible assets	73,590			41,498
Other assets	153,963			95,288
Allowance for credit losses	(36,503)			(26,855)
Total assets	$3,867,739			$2,754,771
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$1,318,177	$23,336	2.37%	$801,024	$13,277	2.22%
Brokered demand deposits	1,316	37	3.80	3,170	106	4.47
Savings deposits	164,548	1,132	0.92	135,380	1,081	1.07
Brokered time deposits	90,613	2,670	3.94	249,921	8,873	4.75
Time deposits	1,023,194	26,629	3.48	711,810	20,485	3.85
Total interest-bearing deposits	2,597,848	53,804	2.77	1,901,305	43,822	3.08
Short-term borrowings(2)	55,659	1,213	2.91	37,145	910	3.27
Long-term debt	139,348	4,834	4.64	85,487	3,014	4.71
Total interest-bearing liabilities	2,792,855	59,851	2.87	2,023,937	47,746	3.15
Noninterest-bearing deposits	628,350			443,391
Other liabilities	26,005			22,735
Stockholders’ equity	420,529			264,708
Total liabilities and stockholders’ equity	$3,867,739			$2,754,771
Net interest income/net interest margin		$99,874	3.66%		$59,142	3.02%

(1)

Interest income and net interest margin are expressed as a percentage of average interest-earning assets outstanding for the indicated periods and are not presented on a tax equivalent basis. Interest expense is expressed as a percentage of average interest-bearing liabilities for the indicated periods.

(2)	For additional information, see Discussion and Analysis of Financial Condition – Borrowings.

	Nine months ended September 30, 2026 vs.
	Nine months ended September 30, 2025
	Volume	Rate	Net(1)
Interest income:
Loans	$41,953	$7,718	$49,671
Securities:
Taxable	1,109	1,141	2,250
Tax-exempt	225	(26)	199
Interest-earning balances with banks	1,021	(304)	717
Total interest-earning assets	44,308	8,529	52,837
Interest expense:
Interest-bearing demand deposits	8,571	1,488	10,059
Brokered demand deposits	(62)	(7)	(69)
Savings deposits	233	(182)	51
Brokered time deposits	(5,656)	(547)	(6,203)
Time deposits	8,961	(2,817)	6,144
Short-term borrowings	453	(150)	303
Long-term debt	1,900	(80)	1,820
Total interest-bearing liabilities	14,400	(2,295)	12,105
Change in net interest income	$29,908	$10,824	$40,732

(1)	Changes in interest due to both volume and rate have been allocated entirely to rate.

Noninterest Income

We expect to continue to develop new products that generate noninterest income, and enhance our existing products, in order to diversify our revenue sources.

The following table illustrates the primary components of noninterest income for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025 (dollars in thousands).

	Three months ended September 30,		Increase (Decrease)		Nine months ended September 30,		Increase (Decrease)
	2026	2025	$	%	2026	2025	$	%
Noninterest income:
Service charges on deposit accounts	$1,054	$832	$222	26.7%	$2,943	$2,415	$528	21.9%
Gain on call or sale of investment securities, net	—	2	(2)	(100.0)	12	2	10	500.0
Loss on sale or disposition of bank premises and equipment, net	—	(5)	5	100.0	—	(8)	8	100.0
(Loss) gain on sale of other real estate owned, net	(122)	94	(216)	(229.8)	(202)	123	(325)	(264.2)
Gain on sale of loans	—	—	—	—	26	—	26	—
Interchange fees	598	394	204	51.8	1,681	1,185	496	41.9
Income from BOLI	902	485	417	86.0	2,262	1,409	853	60.5
Change in the fair value of equity securities	98	200	(102)	(51.0)	405	177	228	128.8
Other operating income	516	982	(466)	(47.5)	1,997	2,318	(321)	(13.8)
Total noninterest income	$3,046	$2,984	$62	2.1%	$9,124	$7,621	$1,503	19.7%

Three months ended September 30, 2026 vs. three months ended September 30, 2025. Total noninterest income increased $0.1 million, or 2.1%, to $3.0 million for the three months ended September 30, 2026 compared to $3.0 million for the three months ended September 30, 2025. The increase in noninterest income was primarily attributable to a $0.4 million increase in income from BOLI, a $0.2 million increase in interchange fees and a $0.2 million increase in service charges on deposit accounts, partially offset by a $0.2 million increase in loss on sale of other real estate owned and a $0.5 million decrease in other operating income. The increase in income from BOLI was primarily due to BOLI purchases and proceeds received under BOLI policies during the third quarter of 2026. The decrease in other operating income was primarily due to a $0.4 million decrease in distributions from other investments and a $0.1 million decrease in change in net asset value of other investments, partially offset by a $0.1 million increase in wealth management income.

Nine months ended September 30, 2026 vs. nine months ended September 30, 2025. Total noninterest income increased $1.5 million, or 19.7%, to $9.1 million for the nine months ended September 30, 2026 compared to $7.6 million for the nine months ended September 30, 2025. The increase in noninterest income was primarily attributable to a $0.9 million increase in income from BOLI, a $0.5 million increase in interchange fees, a $0.5 million increase in service charges on deposit accounts and a $0.2 million increase in change in fair value of equity securities, partially offset by a $0.3 million decrease in other operating income. The increases were primarily related to the acquisition of WFB on January 1, 2026. The decrease in other operating income was primarily attributable to $0.3 million of income from insurance proceeds received for damages to a property recorded in other real estate owned in the second quarter of 2025, a $0.3 million decrease in distributions from other investments and a $0.2 million decrease in derivative fee income, partially offset by a $0.3 million increase in wealth management income, a $0.1 million increase in underwriting fees and a $0.1 million increase in credit card fees.

Noninterest Expense

Noninterest expense includes salaries and employee benefits and other costs associated with the conduct of our operations. Our goal is to manage our costs within the framework of our operating strategy of generating consistent, quality earnings.

The following table illustrates the primary components of noninterest expense for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025 (dollars in thousands).

	Three months ended September 30,		Increase (Decrease)		Nine months ended September 30,		Increase (Decrease)
	2026	2025	$	%	2026	2025	$	%
Noninterest expense:
Depreciation and amortization	$1,307	$683	$624	91.4%	$3,984	$2,114	$1,870	88.5%
Salaries and employee benefits	13,752	10,302	3,450	33.5	40,129	30,162	9,967	33.0
Occupancy	923	679	244	35.9	2,866	1,995	871	43.7
Data processing	1,030	831	199	23.9	3,467	2,642	825	31.2
Marketing	132	101	31	30.7	361	324	37	11.4
Professional fees	1,094	496	598	120.6	2,817	1,555	1,262	81.2
Acquisition expense	258	246	12	4.9	4,568	587	3,981	678.2
Other operating expenses	4,241	3,188	1,053	33.0	12,048	10,085	1,963	19.5
Total noninterest expense	$22,737	$16,526	$6,211	37.6%	$70,240	$49,464	$20,776	42.0%

Three months ended September 30, 2026 vs. three months ended September 30, 2025. Total noninterest expense was $22.7 million for the three months ended September 30, 2026, an increase of $6.2 million, or 37.6%, compared to the same period in 2025. The increase was primarily driven by a $3.5 million increase in salaries and employee benefits, a $0.6 million increase in depreciation and amortization, a $0.6 million increase in professional fees, a $0.2 million increase in occupancy, a $0.2 million increase in data processing and a $1.1 million increase in other operating expense. The increases were primarily related to the acquisition of WFB on January 1, 2026. The increase in other operating expense was primarily attributable to a $0.4 million increase in branch services, a $0.2 million increase in software expense, a $0.1 million increase in FDIC assessments, a $0.1 million increase in maintenance expense and a $0.1 million increase in telecommunications expense, partially offset by a $0.1 million decrease in other real estate expense.

Nine months ended September 30, 2026 vs. nine months ended September 30, 2025. Total noninterest expense was $70.2 million for the nine months ended September 30, 2026, an increase of $20.8 million, or 42.0%, compared to the same period in 2025. The increase was primarily driven by a $10.0 million increase in salaries and employee benefits, a $4.0 million increase in acquisition expense, a $1.9 million increase in depreciation and amortization, a $0.9 million increase in occupancy, a $0.8 million increase in data processing and a $2.0 million increase in other operating expense. The increases were primarily related to the acquisition of WFB on January 1, 2026. The increase in other operating expense was primarily attributable to a $0.5 million increase in software expense, a $0.4 million increase in FDIC assessments, a $0.4 million increase in branch services, a $0.4 million increase in telecommunications expense, a $0.2 million increase in rental expense and a $0.2 million increase in office supplies and postage, partially offset by a $0.4 million decrease in other real estate expense.

Income Tax Expense

Income tax expense for the three months ended September 30, 2026 and 2025 was $2.6 million and $1.3 million, respectively. The effective tax rate for the three months ended September 30, 2026 and 2025 was 18.0% and 17.3%, respectively.

Income tax expense for the nine months ended September 30, 2026 and 2025 was $7.6 million and $3.6 million, respectively. The effective tax rate for the nine months ended September 30, 2026 and 2025 was 18.6% and 17.7%, respectively.

For the three months and nine months ended September 30, 2026 and 2025, the effective tax rate differed from the statutory tax rate of 21% primarily due to tax-exempt interest income earned on certain loans and investment securities and income from BOLI.

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

At September 30, 2026 and December 31, 2025, there were no loans classified as Loss, while there were $15,000 and no loans, respectively, classified as Doubtful, $55.2 million and $38.1 million, respectively, of loans classified as Substandard, and $8.1 million and $9.7 million, respectively, of loans classified as Special Mention.

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

Allowance for Credit Losses. We account for the ACL in accordance with ASC 326, which uses the CECL accounting methodology. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired and be adjusted each period through a provision for credit losses for changes in the expected lifetime credit losses. The ACL was $36.1 million and $26.3 million at September 30, 2026 and December 31, 2025, respectively. On January 1, 2026, we recorded an $11.7 million ACL due to the acquisition of WFB.

We maintain a separate ACL on unfunded loan commitments, which is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets. The ACL is generally increased by the provision for credit losses and decreased by charge-offs, net of recoveries.

The reversal of credit losses for the three months ended September 30, 2026 was primarily due to changes in the economic forecast and loan mix. The reversal of credit losses for the nine months ended September 30, 2026 was primarily due to changes in the economic forecast, loan mix and the completion of our CECL allowance model recalibration. The provision for credit losses for the three months ended September 30, 2025 was primarily due to loan growth partially offset by changes in the economic forecast and loan mix. The reversal of credit losses for the nine months ended September 30, 2025 was primarily due to a $3.3 million recovery during the first quarter of 2025 of loans previously charged off as a result of a property insurance settlement related to one loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

Periodically, we complete a CECL allowance model recalibration. This process, which was completed in the first quarter of 2026, includes peer group analysis, updates to our probability of default and loss-given default models, including prepayment and curtailment assumptions, and qualitative factor scorecard ranges, as needed. The changes resulting from the model recalibration reduced the ACL by approximately $3.0 million and $0.5 million during the nine months ended September 30, 2026 and 2025, respectively.

Refer to Note 1. Summary of Significant Accounting Policies – Allowance for Credit Losses in our Annual Report for further discussion of our ACL accounting policy.

The following table presents the allocation of the ACL by loan category and the percentage of loans in each loan category to total loans as of the dates indicated (dollars in thousands).

	September 30, 2026		December 31, 2025
	Allowance for Credit Losses	% of Loans in each Category to Total Loans	Allowance for Credit Losses	% of Loans in each Category to Total Loans
Mortgage loans on real estate:
Construction and development	$1,229	7.5%	$1,327	6.8%
1-4 Family	16,683	30.1	6,053	17.3
Multifamily	1,182	4.7	1,814	6.0
Farmland	10	0.4	6	0.2
Commercial real estate	8,477	33.0	11,388	41.9
Commercial and industrial	8,400	23.9	5,680	27.4
Consumer	129	0.4	81	0.4
Total	$36,110	100%	$26,349	100%

The following table presents the amount of the ACL allocated to each loan category as a percentage of total loans as of the dates indicated.

	September 30, 2026	December 31, 2025
Mortgage loans on real estate:
Construction and development	0.04%	0.06%
1-4 Family	0.55	0.28
Multifamily	0.04	0.08
Farmland	0.00	0.00
Commercial real estate	0.28	0.52
Commercial and industrial	0.27	0.26
Consumer	0.00	0.01
Total	1.18%	1.21%

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

The table below reflects the activity in the ACL and key ratios for the periods indicated (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Allowance at beginning of period	$36,251	$26,620	$26,349	$26,721
ACL on PCD loans at acquisition	—	—	143	—
ACL on PSL loans at acquisition	—	—	11,559	—
Reversal of credit losses on loans(1)	(113)	(86)	(1,541)	(3,609)
Net (charge-offs) recoveries	(28)	(64)	(400)	3,358
Allowance at end of period	$36,110	$26,470	$36,110	$26,470
Total loans - period end	3,066,808	2,150,523	3,066,808	2,150,523
Nonaccrual loans - period end	21,361	7,680	21,361	7,680

Key ratios:
Allowance for credit losses to total loans - period end	1.18%	1.23%	1.18%	1.23%
Allowance for credit losses to nonaccrual loans - period end	169.0%	344.7%	169.0%	344.7%
Nonaccrual loans to total loans - period end	0.70%	0.36%	0.70%	0.36%

(1)

For the three months ended September 30, 2026, the $0.1 million reversal of credit losses on the consolidated statement of income includes a $0.1 million reversal of credit losses on loans and a $23,000 reversal of credit losses on unfunded loan commitments. For the nine months ended September 30, 2026, the $2.0 million reversal of credit losses on the consolidated statement of income includes a $1.5 million reversal of credit losses on loans and a $0.4 million reversal of credit losses on unfunded loan commitments. For the three months ended September 30, 2025, the $0.1 million provision for credit losses on the consolidated statement of income includes a $0.1 million reversal of credit losses on loans and a $0.2 million provision for credit losses on unfunded loan commitments. For the nine months ended September 30, 2025, the $3.3 million reversal of credit losses on the consolidated statement of income includes a $3.6 million reversal of credit losses on loans and a $0.3 million provision for credit losses on unfunded loan commitments.

The ACL to total loans decreased to 1.18% at September 30, 2026 compared to 1.23% at September 30, 2025, and the ACL to nonaccrual loans ratio decreased to 169.0% at September 30, 2026 compared to 344.7% at September 30, 2025. The decrease in the ACL to total loans compared to September 30, 2025 was primarily due to the completion of our CECL allowance model recalibration and changes in the economic forecast. The decrease in ACL to nonaccrual loans compared to September 30, 2025 was primarily due to an increase in nonaccrual loans. Nonaccrual loans were $21.4 million, or 0.70% of total loans, at September 30, 2026, an increase of $13.7 million compared to $7.7 million, or 0.36% of total loans, at September 30, 2025. The increase in nonaccrual loans was primarily attributable to the downgrade of one primarily owner-occupied commercial real estate relationship totaling $6.6 million and loans acquired from WFB totaling $5.7 million.

The following table presents the allocation of net (charge-offs) recoveries by loan category for the periods indicated (dollars in thousands).

	Three months ended September 30,
	2026			2025
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans
Mortgage loans on real estate:
Construction and development	$—	$237,633	—%	$1	$135,451	(0.00)%
1-4 Family	3	911,715	(0.00)	(48)	384,837	0.01
Multifamily	—	144,363	—	—	127,712	—
Farmland	—	11,044	—	—	4,048	—
Commercial real estate	—	1,019,932	—	—	931,864	—
Commercial and industrial	17	701,645	(0.00)	4	547,228	(0.00)
Consumer	(48)	12,082	0.40	(21)	10,140	0.21
Total	$(28)	$3,038,414	0.00%	$(64)	$2,141,280	0.00%

	Nine months ended September 30,
	2026			2025
	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans	Net Recoveries (Charge-offs)	Average Balance	Ratio of Net Charge-offs (Recoveries) to Average Loans
Mortgage loans on real estate:
Construction and development	$—	$268,953	—%	$2	$138,405	(0.00)%
1-4 Family	(93)	919,647	0.01	17	390,129	(0.00)
Multifamily	—	136,569	—	—	108,273	—
Farmland	—	9,800	—	1	5,719	(0.02)
Commercial real estate	(123)	1,036,365	0.01	3,322	939,017	(0.35)
Commercial and industrial	(66)	676,937	0.01	71	526,592	(0.01)
Consumer	(118)	12,852	0.92	(55)	10,133	0.54
Total	$(400)	$3,061,123	0.01%	$3,358	$2,118,268	(0.16)%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through the provision for credit losses on loans. Net charge-offs include recoveries of amounts previously charged off. For the three months ended September 30, 2026, net charge-offs were $28,000, or less than 0.01%, of the average loan balance for the period. For the nine months ended September 30, 2026, net charge-offs were $0.4 million, or 0.01%, of the average loan balance for the period. For the three months ended September 30, 2025, net charge offs were $0.1 million, or less than 0.01%, of the average loan balance for the period. For the nine months ended September 30, 2025, net recoveries were $3.4 million, or 0.16%, of the average loan balance for the period. Net recoveries during the nine months ended September 30, 2025 were primarily the result of a property insurance settlement related to a loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida.

Management believes the ACL at September 30, 2026 is sufficient to provide adequate protection against losses in our portfolio. However, there can be no assurance that this allowance will prove to be adequate over time to cover ultimate losses in connection with our loans. This ACL may prove to be inadequate due to many factors, including those set forth in Part I. Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in the Company’s Annual Report. These factors could cause deterioration in credit quality that could lead us to increase our ACL in future periods. Our results of operations and financial condition could be materially adversely affected to the extent that the ACL is insufficient to cover such changes or events.

Nonperforming Assets. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due and accruing. Loans are ordinarily placed on nonaccrual when a loan is specifically determined to be impaired or when principal and interest is delinquent for 90 days or more. Additionally, management may elect to continue the accrual when the estimated net available value of collateral is sufficient to cover the principal balance and accrued interest. It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. A loan may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future principal and interest amounts contractually due are reasonably assured, which is typically evidenced by a sustained period of repayment performance by the borrower. Nonperforming loans were $21.4 million, or 0.70% of total loans, at September 30, 2026, an increase of $12.1 million compared to $9.3 million, or 0.43% of total loans, at December 31, 2025. The increase in nonperforming loans compared to December 31, 2025 was primarily attributable to the downgrade of one primarily owner-occupied commercial real estate relationship totaling $6.6 million and loans acquired from WFB totaling $5.7 million.

Loan Modifications to Borrowers Experiencing Financial Difficulty. Occasionally, we modify loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, excluding covenant waivers and modification of contingent acceleration clauses, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the nine months ended September 30, 2026 and 2025, we did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

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

For the nine months ended September 30, 2026, additions to other real estate owned were $2.4 million, which were driven by transfers of a $1.3 million owner-occupied commercial real estate loan and 1-4 family loans totaling $1.0 million to other real estate owned. Other real estate owned with a cost basis of $0.7 million and $1.6 million was sold during the three and nine months ended September 30, 2026, respectively, resulting in a loss of $0.1 million and a loss of $0.2 million for the respective periods. During the three and nine months ended September 30, 2026, we recorded a $0.1 million write-down of other real estate owned primarily related to a former branch location based on a third-party appraisal.

For the nine months ended September 30, 2025, additions to other real estate owned were $1.7 million, which were driven by transfers of commercial real estate and 1-4 family loans to other real estate owned. Other real estate owned with a cost basis of $1.6 million and $1.8 million was sold during the three and nine months ended September 30, 2025, respectively, resulting in a gain of $0.1 million for the periods. During the three months ended September 30, 2025, we recorded a $0.1 million write-down of other real estate owned related to a 1-4 family property. During the nine months ended September 30, 2025, we recorded $0.4 million of write-downs of other real estate owned related to a property that was part of the loan relationship that became impaired in the third quarter of 2021 as a result of Hurricane Ida, a former branch location based on a third-party appraisal, and a 1-4 family property.

At September 30, 2026, approximately $3.6 million of loans secured by 1-4 family residential property were in the process of foreclosure.

The table below provides details of our other real estate owned as of the dates indicated (dollars in thousands).

	September 30, 2026	December 31, 2025
1-4 Family	$147	$736
Commercial real estate	3,887	2,638
Total other real estate owned	$4,034	$3,374

Changes in our other real estate owned are summarized in the table below for the periods indicated (dollars in thousands).

	Nine months ended September 30,
	2026	2025
Balance, beginning of period	$3,374	$5,218
Additions	2,367	1,687
Sales of other real estate owned	(1,621)	(1,838)
Write-downs	(86)	(434)
Balance, end of period	$4,034	$4,633

Swap Contracts. As part of its asset and liability management, the Company utilizes pay-variable interest rate swaps to manage exposure against the variability in the expected future cash flows (future interest payments) attributable to changes in the 1-month SOFR associated with certain variable-rate loans. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions is approximately 2.9 years. At September 30, 2026, the Company had interest rate swap contracts with a total notional amount of $25.0 million compared to none at December 31, 2025.

The Company also enters into interest rate swap contracts that allow commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate loan into a fixed-rate loan. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges, and changes in fair value are recognized through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings. The Company did not recognize any net impact in other operating income resulting from fair value adjustments during the three and nine months ended September 30, 2026 and 2025. At September 30, 2026 and December 31, 2025, we had notional amounts of $156.0 million and $180.8 million, respectively, in interest rate swap contracts with customers and $156.0 million and $180.8 million, respectively, in offsetting interest rate swap contracts with other financial institutions. At September 30, 2026 and December 31, 2025, the fair value of the swap contracts consisted of gross assets of $13.8 million and $11.7 million, respectively, and gross liabilities of $13.8 million and $11.7 million, respectively, recorded in “Other assets” and “Accrued taxes and other liabilities,” respectively, in the accompanying consolidated balance sheets.

For additional information, see Note 9. Derivative Financial Instruments.

Impact of Inflation. The inflationary outlook in the U.S. remains uncertain. Inflation has moderated in recent periods; however, it has remained higher than the Federal Reserve’s target inflation rate of two percent. A decrease in the general level of interest rates may lead to, among other things, prepayments on our loan and mortgage-backed securities portfolios as borrowers refinance their loans at lower rates, lower rates on new loans, lower rates on existing variable-rate loans and lower yields on investment securities, which may be offset by lower costs of interest-bearing liabilities. If interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Significant fluctuations in interest rates makes our business and balance sheet more challenging to manage. For additional information, see Interest Rate Risk below, and Item 1A. “Risk Factors – Risks Related to our Business – Changes in interest rates could have an adverse effect on our profitability” and “– Inflation and rising prices may continue to adversely affect our results of operations and financial condition” in our Annual Report.

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

Within the gap position that management directs, we attempt to structure our assets and liabilities to minimize the risk of either a rising or falling interest rate environment. We manage our gap position for time horizons of one month, two months, three months, four to six months, seven to twelve months, 13-24 months, 25-36 months, 37-60 months and more than 60 months. The goal of our asset/liability management is for the Bank to maintain a net interest income at risk in an up or down 100 basis point environment at less than (5)%. At September 30, 2026, the Bank was within the policy guidelines for asset/liability management.

The table below depicts the estimated impact on net interest income of immediate changes in interest rates at the specified levels.

As of September 30, 2026
Changes in Interest Rates (in basis points)	Estimated Increase/Decrease in Net Interest Income(1)
+300	(3.1)%
+200	(2.1)%
+100	(0.9)%
-100	1.4%
-200	3.2%
-300	5.2%

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

Our core deposits, which are deposits excluding brokered demand deposits, brokered time deposits, and time deposits greater than $250,000, are our most stable source of liquidity to meet our cash flow needs due to the nature of the long-term relationships generally established with our customers. Maintaining the ability to acquire these funds as needed in a variety of markets, and within ALCO compliance targets, is essential to ensuring our liquidity. At September 30, 2026 and December 31, 2025, 71% and 68%, respectively, of our total assets were funded by core deposits.

Our investment portfolio is another alternative for meeting our cash flow requirements. Investment securities generate cash flow through interest payments, principal payments and maturities, and they generally have readily available markets that allow for their conversion to cash. At September 30, 2026, 90% of our investment securities portfolio was classified as AFS, and we had gross unrealized losses in our AFS investment securities portfolio of $67.7 million and gross unrealized gains of $0.3 million. The sale of securities in a loss position would cause us to record a loss on sale of investment securities in noninterest income in the period during which the securities were sold. Some securities are pledged to secure certain deposit types or short-term borrowings, such as FHLB advances, which impacts their liquidity. At September 30, 2026, securities with a carrying value of $112.7 million were pledged to secure certain deposits, borrowings, and other liabilities, compared to $75.6 million in pledged securities at December 31, 2025.

Other sources available for meeting liquidity needs include advances from the FHLB, the FRB Discount Window, repurchase agreements and other borrowings. FHLB advances may be used to meet day to day liquidity needs, particularly if the prevailing interest rate on an FHLB advance compares favorably to the rates that we would be required to pay to attract deposits. At September 30, 2026, the balance of our outstanding advances with the FHLB was $184.5 million, consisting of $84.5 million short-term and $100.0 million long-term advances based on original maturities, an increase of $68.5 million, compared to $116.0 million, consisting of $36.0 million short-term and $80.0 million long-term advances based on original maturities, at December 31, 2025. The total amount of remaining credit available to us from the FHLB at September 30, 2026 was $1.00 billion. At September 30, 2026, our FHLB borrowings were collateralized by a blanket pledge of certain loans totaling approximately $1.35 billion. The total amount of remaining credit available to us from the FRB Discount Window at September 30, 2026 was approximately $547.0 million.

Repurchase agreements are contracts for the sale of securities which we own with a corresponding agreement to repurchase those securities at an agreed upon price and date. Our policies limit the use of repurchase agreements to those collateralized by investment securities. We had $10.4 million of repurchase agreements outstanding at September 30, 2026 and $11.2 million at December 31, 2025.

We maintain unsecured lines of credit with correspondent banks totaling $75.0 million. These lines of credit are federal funds lines of credit and are used for overnight borrowing only. The lines of credit mature at various times within the next year. There were no outstanding balances on our unsecured lines of credit at September 30, 2026 and December 31, 2025.

At September 30, 2026, we held $57.1 million of cash and cash equivalents and maintained approximately $1.00 billion of available funding from FHLB advances, approximately $547.0 million of borrowing capacity from the FRB Discount Window and maintained $75.0 million in unsecured lines of credit with correspondent banks. Cash and cash equivalents and available funding represent 149% of uninsured deposits of $1.13 billion at September 30, 2026.

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

In addition, at September 30, 2026 and December 31, 2025, we had $17.0 million in aggregate principal amount of subordinated debt outstanding, consisting entirely of our 2032 Notes. For additional information on our 2032 Notes, see our Annual Report, Part II. Item 7. “MD&A – Discussion and Analysis of Financial Condition – Borrowings” and Note 10 to the financial statements included in such report.

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

At September 30, 2026, we held $64.0 million of brokered time deposits and $0.3 million of brokered demand deposits as defined for federal regulatory purposes. At December 31, 2025, we held $204.1 million of brokered time deposits and de minimis brokered demand deposits as defined for federal regulatory purposes. We utilize brokered time deposits to secure fixed cost funding and reduce short-term borrowings. We utilize brokered demand deposits when pricing is more favorable than other short-term borrowings. We hold QwickRate® deposits, included in our time deposit balances, which we obtain through a qualified network, to address liquidity needs when rates on such deposits compare favorably with deposit rates in our markets. We held $10.2 million and $11.3 million of QwickRate® deposits at September 30, 2026 and December 31, 2025, respectively.

The following table presents, by type, our funding sources, which consist of total average deposits and borrowed funds, as a percentage of total funds and the total cost of each funding source for the three and nine months ended September 30, 2026 and 2025.

	Percentage of Total Average Deposits and Borrowed Funds				Cost of Funds
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Noninterest-bearing demand deposits	19%	18%	18%	18%	—%	—%	—%	—%
Interest-bearing demand deposits	40	34	38	32	2.35	2.28	2.37	2.22
Brokered demand deposits	—	—	—	—	3.80	4.59	3.80	4.47
Savings accounts	5	6	5	6	0.96	1.11	0.92	1.07
Brokered time deposits	1	10	3	10	3.84	4.66	3.94	4.75
Time deposits	30	28	30	29	3.49	3.77	3.48	3.85
Short-term borrowings	1	1	2	2	2.98	2.93	2.91	3.27
Long-term borrowed funds	4	3	4	3	4.59	4.66	4.64	4.71
Total deposits and borrowed funds	100%	100%	100%	100%	2.31%	2.55%	2.34%	2.59%

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

During the three and nine months ended September 30, 2026, we paid $1.7 million and $4.2 million, respectively, in dividends on our common stock compared to $1.1 million and $3.1 million, for the three and nine months ended September 30, 2025, respectively. We declared dividends on our common stock of $0.12 and $0.35 per common share during the three and nine months ended September 30, 2026, respectively, compared to dividends of $0.11 and $0.325 per common share during the three and nine months ended September 30, 2025, respectively.

During the three and nine months ended September 30, 2026, we paid $0.5 million and $1.6 million, respectively, in dividends on our Series A Preferred Stock compared to none during the three and nine months ended September 30, 2025. We declared dividends on our Series A Preferred Stock of $16.25 and $48.75 per share during the three and nine months ended September 30, 2026, respectively, compared to $16.25 per share during the three and nine months ended September 30, 2025.

Our Board has authorized a share repurchase program, and at September 30, 2026, we had 275,628 shares of our common stock remaining authorized for repurchase under the program. During the three months ended September 30, 2026, we paid $0.7 million to repurchase 25,113 shares of common stock compared to $0.3 million to repurchase 14,722 shares of common stock during the three months ended September 30, 2025. During the nine months ended September 30, 2026, we paid $3.1 million to repurchase 105,768 shares of common stock compared to $1.6 million to repurchase 85,779 shares of common stock during the nine months ended September 30, 2025. The aggregate purchase price includes the effect of excise tax incurred on net share repurchases.

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

The Company and the Bank were each in compliance with all regulatory capital requirements at September 30, 2026 and December 31, 2025. The Bank also was considered “well-capitalized” under the OCC’s prompt corrective action regulations as of these dates.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates presented (dollars in thousands).

	Actual		Minimum Capital Requirement for Bank to be Well Capitalized Under Prompt Corrective Action Rules
	Amount	Ratio	Amount	Ratio
September 30, 2026
Investar Holding Corporation:
Tier 1 leverage capital	$415,505	10.92%	$—	—%
Common equity tier 1 capital	366,652	11.79	—	—
Tier 1 capital	415,505	13.36	—	—
Total capital	468,103	15.05	—	—
Investar Bank:
Tier 1 leverage capital	420,567	11.08	189,725	5.00
Common equity tier 1 capital	420,567	13.56	201,649	6.50
Tier 1 capital	420,567	13.56	248,184	8.00
Total capital	456,396	14.71	310,230	10.00

December 31, 2025
Investar Holding Corporation:
Tier 1 leverage capital	$305,810	10.73%	$—	—%
Common equity tier 1 capital	265,957	11.18	—	—
Tier 1 capital	305,810	12.85	—	—
Total capital	348,943	14.66	—	—
Investar Bank:
Tier 1 leverage capital	308,528	10.85	142,230	5.00
Common equity tier 1 capital	308,528	13.00	154,291	6.50
Tier 1 capital	308,528	13.00	189,897	8.00
Total capital	334,923	14.11	237,371	10.00

Off-Balance Sheet Transactions

Unfunded Commitments. The Bank enters into loan commitments and standby letters of credit in the normal course of its business. Loan commitments are made to meet the financing needs of our customers, while standby letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks associated with loan commitments and standby letters of credit are essentially the same as those involved in making loans to our customers. Accordingly, our normal credit policies apply to these arrangements. Collateral (e.g., securities, receivables, inventory, equipment, etc.) is obtained based on management’s credit assessment of the customer. The credit risk associated with these commitments is evaluated in a manner similar to the ACL. The ACL on unfunded loan commitments is included in “Accrued taxes and other liabilities” in the accompanying consolidated balance sheets and was $0.2 million and $0.4 million at September 30, 2026 and December 31, 2025, respectively.

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

	September 30, 2026	December 31, 2025
Loan commitments	$496,564	$431,795
Standby letters of credit	7,234	5,436

The Company closely monitors the amount of remaining future commitments to borrowers in light of prevailing economic conditions and adjusts these commitments as necessary. The Company intends to continue this process as new commitments are entered into or existing commitments are renewed.

Additionally, at September 30, 2026, the Company had unfunded commitments of $2.3 million for its investment in SBIC qualified funds and other investment funds.

For the nine months ended September 30, 2026 and for the year ended December 31, 2025, except as disclosed herein and in the Company’s Annual Report, we engaged in no off-balance sheet transactions that we believe are reasonably likely to have a material effect on our financial condition, results of operations, or cash flows.

Lease Obligations

The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations. The Company’s branch locations operated under lease agreements have all been designated as operating leases. The Company does not lease equipment under operating leases, nor does it have leases designated as finance leases.

The following table presents, as of September 30, 2026, contractually obligated lease payments due under non-cancelable operating leases by payment date (dollars in thousands).

Less than one year	$683
One to three years	1,280
Three to five years	738
Total	$2,701

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risk as of December 31, 2025 are set forth in the Company’s Annual Report in the section captioned “MD&A – Risk Management.” Please refer to the information in Item 2. “MD&A – Risk Management” in this report for additional information about the Company’s market risk for the nine months ended September 30, 2026; except as discussed therein, there have been no material changes in the Company’s market risk since December 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective for ensuring that information the Company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The table below provides information with respect to purchases made by the Company of shares of its common stock during each of the months during the three month period ended September 30, 2026.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Still Be Purchased Under the Plans or Programs(3)
July 1, 2026 - July 31, 2026	939	$29.20	939	299,802
August 1, 2026 - August 31, 2026	5,271	29.86	5,007	294,795
September 1, 2026 - September 30, 2026	19,167	29.35	19,167	275,628
	25,377	$29.45	25,113	275,628

(1)	Includes 264 shares of common stock surrendered to cover the payroll taxes due upon the vesting of RSUs.
(2)	The average price paid per share does not include the effect of excise tax expense incurred on net stock repurchases.
(3)

The Company has had a share repurchase program, which has no expiration date, since 2015. On July 19, 2023 and September 21, 2022, the Board approved an additional 350,000 shares and 300,000 shares, respectively, of the Company’s common stock for repurchase under the share repurchase program. As of September 30, 2026, the Company had 275,628 shares remaining available under the program.

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

Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended  September 30, 2026.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2.1*	Agreement and Plan of Merger, dated July 1, 2025, by and among Investar Holding Corporation and Wichita Falls Bancshares, Inc. (1)

3.1	Composite Articles of Incorporation of Investar Holding Corporation(2)

3.2	Amended and Restated By-laws of Investar Holding Corporation(3)

4.1	Specimen Common Stock Certificate(4)

4.2	Specimen certificate representing Series A Non-Cumulative Perpetual Convertible Preferred Stock (5)

4.3	Indenture, dated April 6, 2022, by and among Investar Holding Corporation and UMB Bank, National Association, as trustee (6)

4.4	Form of 5.125% Fixed-to-Floating Rate Subordinated Note due 2032 (7)

31.1	Certification of the Principal Executive Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)	Filed as exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 1, 2025 and incorporated herein by reference.
(2)	Filed as exhibit 3.1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 6, 2025 and incorporated herein by reference.
(3)	Filed as exhibit 3.2 to the Registration Statement on Form S-4 of the Company filed with the SEC on October 10, 2017 and incorporated herein by reference.
(4)	Filed as exhibit 4.1 to the Registration Statement on Form S-1 of the Company filed with the SEC on May 16, 2014 and incorporated herein by reference.
(5)	Filed as exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 1, 2025 and incorporated herein by reference.
(6)	Filed as exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.
(7)	Filed as exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2022 and incorporated herein by reference.

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

INVESTAR HOLDING CORPORATION

Date: November 5, 2026	/s/ John J. D’Angelo
John J. D’Angelo
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	/s/ John R. Campbell
John R. Campbell
Chief Financial Officer
(Principal Financial Officer)